Form 10QSB
period 1995-03-31
F&M BANK CORP
filed 1995-05-12
CIK 740806

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange of 1934 for the transition period from       to          .

                     Commission File Number:  0-13273

                             F & M Bank Corp.

                   Virginia                   54-1280811

                   Drawer F, Timberville, Virginia 22853

                               (703) 896-8941

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ..X. No ....

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding at March 31, 1995
Common Stock, par value - $5                       814,288 shares


                              F & M BANK CORP.


                                   INDEX

                                                                    Page

PART I    FINANCIAL INFORMATION                                       2

Item I    Financial Statements

          Consolidated Statements of Income - Three Months
          Ended March 31, 1995 and 1994                               2

          Consolidated Balance Sheets - March 31, 1995
          and December 31, 1994                                       3

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1995 and 1994         4

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1995 and 1994                        5

          Notes to Consolidated Financial Statements                  6


Item II   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8


          SIGNATURE                                                  14

Part I  Financial Information
Item I  Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   1,927    $   1,699
  Interest on federal funds sold                            6           25
  Interest on interest bearing deposits                     4            5
  Interest and dividends on investment securities
    Taxable                                               583          583
    Nontaxable                                             17           39

  Total Interest Income                                 2,537        2,351

Interest Expense
  Interest on demand accounts                             160          164
  Interest on savings deposits                            301          254
  Interest on time deposits                               451          435

  Total interest on deposits                              912          853

  Interest on short-term debt                               3            2
  Interest on long-term debt                              284          231

  Total Interest Expense                                1,199        1,086

  Net Interest Income                                   1,338        1,265

Provision for Loan Losses                                  16           15

  Net Interest Income after
    Provision for Loan Losses                           1,322        1,250

Noninterest Income
  Service charges                                          60           50
  Other                                                    38           48
  Security gains (losses)                                 152          (24)

  Total Noninterest Income                                250           74

Noninterest Expense
  Salaries                                                364          321
  Employee benefits                                       140          131
  Occupancy expense                                        32           34
  Equipment expense                                        43           54
  FDIC insurance                                           55           55
  Other                                                   204          164

  Total Noninterest Expense                               838          759

Income before Income Taxes                                734          565


  Income Taxes                                            216          151

  Net Income                                        $     518    $     414

Per Share Data

  Net Income                                        $     .64    $     .51

  Cash Dividends                                    $     .20    $     .15

  Equivalent Shares Outstanding                       814,288      814,288



      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                   March 31,  December 31,
        ASSETS                                       1995         1994


Cash and due from banks                           $   2,455    $   2,921
Federal funds sold                                    2,080
Interest bearing deposits in banks                      586           58
Securities held to maturity (note 3)                 30,013       34,855
Securities available for sale (note 3)                9,698        9,137
Other investments                                     1,357        1,766

Loans, net of unearned discount (note 4)             85,469       81,362
  Less reserve for loan losses (note 5)                (756)        (744)

  Net Loans                                          84,713       80,618

Bank premises and equipment                           1,859        1,560
Interest receivable                                   1,197        1,002
Other assets                                            638          732

  Total Assets                                    $ 134,596    $ 132,649

      LIABILITIES

Deposits
  Noninterest bearing demand                      $   9,647    $  10,299
  Interest bearing
    Demand                                           20,082       21,304
    Savings deposits                                 28,653       29,308
    Time deposits                                    41,073       37,843

  Total Deposits                                     99,455       98,754

Short-term debt                                          78          533
Long-term debt                                       18,447       17,957
Accrued expenses                                      1,073          509

  Total Liabilities                                 119,053      117,753

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 814,288 shares
  issued and outstanding                              4,071        4,071
Surplus                                                 747          747
Retained earnings                                    10,550       10,194
Unrealized gain (loss) on securities
  available for sale                                    175         (116)

  Total Stockholders' Equity                         15,543       14,896

  Total Liabilities and Stockholders' Equity      $ 134,596    $ 132,649

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                         Three Months
                                                             Ended
                                                           March 31,
                                                       1995         1994

Balance, beginning of period                        $  14,896    $  13,634

Dividends declared                                       (162)        (122)
Cumulative effect of change in accounting for
  securities available for sale (note 2)                               757
Change in unrealized gain (loss) on securities
  available for sale                                      291          (11)
Net income for period                                     518          414

Balance, end of period                              $  15,543    $  14,672


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                       1995         1994
Cash Flows from Operating Activities:
  Net income                                        $     518    $     414
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         35           48
      Amortization of security premiums                    42           56
      Provision for loan losses                            16           15
      Increase in interest receivable                    (195)         (32)
      Decrease in other assets                             94           42
      Increase in accrued expenses                        450          193
      Loss (gain) on security transactions               (152)          24

      Net adjustments                                     290          346

  Net Cash Provided by Operating Activities               808          760

Cash Flows from Investing Activities:
  Purchase of investments available for sale             (819)
  Proceeds from sales of investments
    available for sale                                  1,174           50
  Proceeds from maturity of investments
    available for sale                                  1,054          956
  Proceeds from maturity of investments
    held to maturity                                    5,815        2,946
  Purchase of investments held to maturity             (2,547)      (5,892)
  Net increase in loans                                (4,111)        (817)
  Purchase of property and equipment                     (334)         (33)
  Increase in federal funds sold                       (2,080)      (4,150)

  Net Cash Used in Investing Activities                (1,848)      (6,940)

Cash Flows from Financing Activities:
  Net increase in deposits                                701        2,389
  Net decrease in short-term borrowings                  (455)        (520)
  Cash dividends paid                                    (162)        (122)
  Increase in long-term debt                            1,000        4,000
  Repayment of long-term debt                            (510)        (322)

  Net Cash Provided by Financing Activities               574        5,425

Net Decrease in Cash and Cash Equivalents                (466)        (755)

Cash and Cash Equivalents, Beginning of Period          2,921        2,745

Cash and Cash Equivalents, End of Period            $   2,455    $   1,990

Supplemental Disclosure:
  Cash paid for:
    Interest expense                                $   1,165    $   1,098
    Income taxes                                           10            6

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three month periods ended March 31, 1995 and March 31, 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of the F & M Bank Corp.


NOTE 2     CHANGE IN ACCOUNTING PRINCIPLE:

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The statement requires that all investments in securities be classified as either trading, available for sale or held to maturity. The Company only invests in securities that are available for sale or held to maturity. Those that are classified as available for sale are carried on the balance sheet at their fair market value and the unrecognized gain or loss is reflected as a component of stockholders' equity. Such gains and losses are excluded from earnings until realized. Those investments that are classified as held to maturity are carried on the balance sheet at cost and the gains or losses are recognized as income only when realized. The adoption of this statement increased total stockholders' equity by $757,000 as of January 1, 1994.


NOTE 3     INVESTMENT SECURITIES:

               The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 1995 and December 31, 1994 follows:

                                      1995                    1994
                               Carrying   Market       Carrying    Market
                                 Value     Value         Value      Value

          Securities Held to Maturity

          U. S. Treasury
             and Agency
             obligations      $  24,003  $  23,422    $  28,529  $  27,318
          State and municipal     1,291      1,285        1,314      1,304
          Other securities        4,719      4,736        5,012      5,010

             Total            $  30,013  $  29,443    $  34,855  $  33,632

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   INVESTMENT SECURITIES (CONTINUED):

                                      1995                          1994
                                Market                  Market
                                 Value     Cost          Value      Cost

          Securities Available for Sale

          U. S. Treasury
             and Agency
             obligations      $   3,039  $   3,184    $   3,089  $   3,281
          Equity securities       6,659      6,224        6,048      6,035

             Total            $   9,698  $   9,408    $   9,137  $   9,316



NOTE 4    LOANS:

               Loans outstanding are summarized as follows:

                                                   March 31,  December 31,
                                                     1995         1994

          Real Estate
             Construction                         $   3,050    $   2,123
             Mortgage                                50,494       49,564
          Commercial and agricultural                22,370       20,474
          Installment                                 8,829        8,427
          Credit cards                                  689          753
          Other                                          37           21

             Total                                $  85,469    $  81,362


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the three months ended March 31, 1995 and 1994 follows:

                                                     1995         1994

          Balance, beginning of period            $     744    $     700
          Provisions charged to
             operating expenses                          16           15
          Loan recoveries                                 2            3
          Loan charge-offs                               (6)         (12)

             Balance, End of Period               $     756    $     706

Item II   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

      The financial condition of F & M Bank Corp. remained strong in the first quarter of 1995. Annualized growth in total assets was 5.87% and annualized growth in deposits was 2.84%. The increase in capital of 4.34% for the quarter was the result of retained operating income and a significant increase in the unrealized gain on securities available for sale. This increase was due to gains on equities held by the parent company and a recovery in the market value of fixed rate investments due to lower overall market rates.

Results of Operations

      The dollar amount of the tax equivalent, net interest margin increased 4.68% in the first quarter of 1995 compared to the first quarter of 1994. An increase in the return on earning assets (.41%) was offset by a similar increase in the cost of funds (.41%). The increase in net interest margin income is primarily attributable to an increase in net earning assets (i.e., volume increases). A schedule of the net interest margin for 1995 and 1994 is shown on page 12 as Table I.

      Noninterest income increased in the first quarter of 1995 compared to the first quarter of 1994 due to security gains of $152,000 in 1995 compared to security losses of $24,000 in 1994. Service charges on deposits increased in 1995 due to an increase in the deposit base while other noninterest income decreased due primarily to a decline in income from insurance operations.

      Noninterest expenses increased 10.41% in 1995 compared to 1994. Noninterest expenses included an increase in salaries and employee benefits of 11.50% and an increase in other noninterest expense of 24.39%. In the first quarter of 1995 the Company opened a new branch office in Bridgewater, Virginia and this accounted for a substantial portion of the increase in salaries, employee benefits and noninterest expenses. Expenditures for supplies, stationary and advertising incurred as part of the branch opening will continue throughout 1995, although at a much slower pace. Management believes the overall increase in noninterest expense to be in line with asset growth and 1995 expectations.

Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 1995, the market value of all securities available for sale exceeded their amortized cost by $289,000 ($175,000 after the consideration of income taxes). Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuation in the value of the securities to have a direct impact on earnings.

Item II   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Securities (Continued)

      Investments in debt securities declined in the first quarter of 1995 as loan demand was very strong and proceeds from maturities of investments were reinvested in new loans rather than securities. The Company has kept many of its maturities relatively short in anticipation of rising rates in 1994 and 1995. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. The Company's available for sale securities benefitted from increases in the stock market and increases in the fixed rate investment market. The result was an after tax increase in the unrealized gain on these securities of $291,000 for the quarter. Of the investments in securities available for sale, 69% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

      New investments in debt securities within the quarter continue to be in maturities of short to intermediate terms in an effort to better match interest rate sensitivity. At March 31, 1995, the Company had 35% of its interest bearing investment in maturities of one year or less and 65% in maturities exceeding one year. As of March 31, 1995, investments of all types comprised 31% of total assets compared to 35% of total assets at December 31, 1994.

      Loan Portfolio

      The Company operates in an agriculturally dominated area which includes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. The commercial lending includes small and medium sized businesses within its service area.

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economics and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is based on the strength of the local and national economies.

      The first quarter saw an unusually strong loan demand as loans grew at an annualized rate of 20.19%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present investment market. Funding of the new loans was made possible by a decline in investment securities, retained income from operations and increases in deposits and long term debt outstanding. Overall, management has been quite pleased with the loan program and believes that loan growth will continue into 1995 but at a slower pace than the first quarter of 1995.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The Company had no nonaccrual loans at March 31, 1995.

Item II   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Allowance for Loan Losses

      Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan loss. Management reviews these classification totals, along with internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the loan portfolio when needed. Management believes, based on its review, that the Company has an adequate allowance to absorb any losses in the loan portfolio.

      The gross amount of charge-offs for three months ended March 31, 1995, was $6,000 compared to $12,000 for the three months ended March 31, 1994. The allowance for loan losses was $756,000 at March 31, 1995 representing .88% of period ending loans outstanding. The provision for loan losses for the three months ended March 31, 1995 was $16,000 compared to $15,000 for the same period in 1994.

      Deposits and Long Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Deposit growth was slight in the first quarter of 1995 as the Bank had no special deposit promotions and customers changed from investments in lower yielding transaction accounts to higher yielding time deposits. In prior years, the Bank had aggressively pursued savings deposits through above market interest rates and has been able to retain many of these new deposits subsequent to the program. As part of the promotions involving the new Bridgewater branch, the Bank has begun a certificate of deposit program with an above average interest rate and alternative maturity ranges. The Company believes that this promotion will increase deposits in the second quarter of 1995 and allow it to retain deposits for longer terms.

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. The program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce exposure to interest rate changes.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1995, the Company's total risk based capital ratio was 19.32%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.55% at March 31, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994 and management has no reason to believe this will not continue.

Item II   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Liquidity

      Liquidity is the ability to meet present and future obligations through the management of maturing assets or use of additional liabilities. Federal funds sold, loans and investments maturing within one year are the primary source of liquid assets. Management feels its ability to manage assets and liabilities will maintain the overall liquidity sufficient to meet customers' needs on a continuing basis.

      As a secondary source of funds, the Company's subsidiary bank maintains lines of credit with correspondent financial institutions that allows it to borrow funds on an overnight basis. In the past, these lines have been utilized sparingly as bank deposits have been more than sufficient to fund loan demands. The Company does not foresee any change in this philosophy in the near future.

      Interest Rate Sensitivity

      Management of liquidity involves controlling the degree of interest rate risk the Company is willing to accept. Interest rate risk is the risk that interest sensitive liabilities will reprice at a faster rate than interest sensitive assets. The Company estimates that the point at which its cumulative repricing opportunities for assets and liabilities are equal is about five years.

      A summary of asset and liability repricing opportunities is shown on page 13 as Table II.

Page 12

TABLE I                                   F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                             Three Months Ended   Three Months Ended
                               March 31, 1995       March 31, 1994

                        Average    Income/              Average    Income/
                        Balance    Expense    Rates     Balance    Expense    Rates
Rate Related Income
 Loans 1               $ 83,132   $  1,930     9.29%   $ 74,087   $  1,702     9.19%
 Federal funds sold         409          6     5.87       3,159         25     3.17
 Interest bearing
   deposits                 215          4     7.44         357          5     5.60
 Investments
   Taxable               33,965        483     5.48      36,959        482     5.22
   Partially taxable      6,826        139     8.15       5,998        142     9.47
   Tax exempt 1           1,295         22     6.80       2,921         53     7.26

 Total Earning Assets   125,842      2,584     8.21     123,481      2,409     7.80

Interest Expense
 Demand deposits         21,114        160     3.03      21,886        164     3.00
 Savings                 29,223        301     4.12      30,281        254     3.36
 Time deposits           38,554        451     4.68      39,519        435     4.40
 Short-term debt            275          3     4.36         305          2     2.62
 Long-term debt          17,940        284     6.33      14,626        231     6.32

 Total Interest Bearing
   Liabilities         $107,106      1,199     4.48    $106,617      1,086     4.07

 Net Interest Margin 1            $  1,385                        $  1,323

 Net Yield on Interest
   Earning Assets                              4.40%                           4.29%


1  On a taxable equivalent basis.

Page 13

TABLE II                                   F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                           MARCH 31, 1995
                                      (In Thousands of Dollars)

                            0 - 3    4 - 12     1 - 5     5 -10    Over 10     Not
                           Months    Months     Years     Years     Years  Classified   Total
Uses of Funds

  Loans:
    Commercial            $ 21,704  $         $         $    437  $    343  $         $ 22,484
    Installment                 31       544     7,694       480                         8,749
    Real estate              5,265     7,211    23,480     7,554    10,046              53,556
    Credit cards               680                                                         680
  Interest bearing
    bank deposits              586                                                         586
  Investment securities      6,860     4,878    18,193     2,383       883     7,871    41,068
  Federal funds sold         2,080                                                       2,080

  Total                   $ 37,206  $ 12,633  $ 49,367  $ 10,854  $ 11,272  $  7,871  $129,203

Sources of Funds

  Interest bearing
    deposits              $ 20,082  $         $         $         $         $        $ 20,082
  Regular savings           28,653                                                      28,653
  Certificates of deposit
    $100,000 and over          590       654     1,211                                   2,455
  Other certificates
    of deposit               7,076    14,765    16,777                                  38,618
  Short-term borrowings         78                                                          78
  Long-term debt               653     1,815     9,870     6,109                        18,447

  Total                   $ 57,132  $ 17,234  $ 27,858  $  6,109  $         $         $108,333

Discrete Gap              $(19,926) $ (4,601) $ 21,509  $  4,745  $ 11,272  $  7,871  $ 20,870

Cumulative Gap             (19,926)  (24,527)   (3,018)    1,727    12,999    20,870    20,870

Ratio of Cumulative
  Assets to Cumulative
  Liabilities                65.12%    67.02%    97.05%   101.59%   112.00%   119.26%

Page 14

                                 Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      F & M BANK CORP.



                      Dan B. Todd
                      Chairman of the Board and Principal Financial Officer



                      Ralph C. Foltz, Jr.
                      Controller and Chief Accounting Officer




Date

Page 14

                                 Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      F & M BANK CORP.



                      DAN B. TODD
                      Dan B. Todd
                      Chairman of the Board and Principal Financial Officer


                      RALPH C. FOLTZ, JR.
                      Ralph C. Foltz, Jr.
                      Controller and Chief Accounting Officer




Date