Form 10QSB/A
period 1995-03-31
F&M BANK CORP
filed 1995-06-28
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB/A



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


                   Drawer F, Timberville, Virginia 22853

                               (703) 896-8941


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ..X. No ....

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


Date   June 28, 1995


                               EXHIBIT INDEX


Exhibit
 Index

  27  Financial Data Schedule for the quarter ending March 31, 1995