Form 10QSB
period 1995-06-30
F&M BANK CORP
filed 1995-08-10
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number:  0-13273
   June 30, 1995


                              F & M BANK CORP.

          Virginia                                          54-1280811
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                                  Drawer F
                         Timberville, Virginia 22853

                               (703) 896-8941
            (Registrant's Telephone Number, Including Area Code)

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

           Class                              Outstanding at June 30, 1995
Common Stock, par value - $5                          814,288 shares

Page

                              F & M BANK CORP.


                                   INDEX
                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1995 and 1994                                  2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1995 and 1994                                  3

          Consolidated Balance Sheets - June 30, 1995 and
          December 31, 1994                                             4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                                  5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1995 and 1994              6

          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            15

Item 1.   Legal Proceedings                                            15

Item 2.   Changes in Securities                                        15

Item 3.   Defaults upon Senior Securities                              15

Item 4.   Submission of Matters to a Vote of Security Holders          15

Item 5.   Other Information                                            15

Item 6.   Exhibit and Reports on Form 8K                               15


          SIGNATURES                                                   19

Page

Part I  Financial Information
Item 1  Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
Interest Income
  Interest and fees on loans                         $   3,981   $   3,477
  Interest on federal funds sold                            43          44
  Interest on interest bearing deposits                     19          20
  Interest and dividends on investment securities
    Taxable                                              1,207       1,184
    Nontaxable                                              31          81

  Total Interest Income                                  5,281       4,806

Interest Expense
  Interest on demand accounts                              310         328
  Interest on savings deposits                             596         507
  Interest on time deposits                              1,041         864

  Total interest on deposits                             1,947       1,699

  Interest on short-term debt                                5           4
  Interest on long-term debt                               592         520

  Total Interest Expense                                 2,544       2,223

Net Interest Income                                      2,737       2,583

Provision for Loan Losses                                   40          30

Net Interest Income after Provision
  for Loan Losses                                        2,697       2,553

Noninterest Income
  Service charges                                          119         105
  Other                                                     79          55
  Security gains (losses)                                  328         455

  Total Noninterest Income                                 526         615

Noninterest Expense
  Salaries                                                 721         648
  Employee benefits                                        284         256
  Occupancy expense                                         72          68
  Equipment expense                                        100         106
  FDIC insurance                                           111         110
  Other                                                    423         362

  Total Noninterest Expense                              1,711       1,550

Income before Income Taxes                               1,512       1,618

Provision for Income Taxes                                 439         481

Net Income                                           $   1,073   $   1,137

Per Share Data

  Net Income                                         $    1.32   $    1.40

  Cash Dividends                                     $     .40   $     .35

  Equivalent Shares Outstanding                        814,288     814,288


      The accompanying notes are an integral part of these statements.

Page

                             F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                      Three Months Ended
                                                            June 30,
                                                        1995        1994
Interest Income
  Interest and fees on loans                         $   2,054   $   1,778
  Interest on federal funds sold                            37          19
  Interest on time deposits                                 15          15
  Interest and dividends on investment securities
    Taxable                                                624         601
    Nontaxable                                              14          42

  Total Interest Income                                  2,744       2,455

Interest Expense
  Interest on demand deposits                              150         164
  Interest on savings accounts                             295         253
  Interest on time deposits                                590         429

  Total interest on deposits                             1,035         846

  Interest on short-term debt                                2           2
  Interest on long-term debt                               308         289

  Total Interest Expense                                 1,345       1,137

Net Interest Income                                      1,399       1,318

Provision for Loan Losses                                   24          15

Net Interest Income after Provision
  for Loan Losses                                        1,375       1,303

Noninterest Income
  Service charges                                           59          55
  Other                                                     41           7
  Security gains                                           176         479

  Total Noninterest Income                                 276         541

Noninterest Expense
  Salaries                                                 357         327
  Employee benefits                                        144         125
  Occupancy expense                                         40          34
  Equipment expense                                         57          52
  FDIC insurance                                            56          55
  Other                                                    219         198

  Total Noninterest Expense                                873         791

Income before Income Taxes                                 778       1,053

Provision for Income Tax                                   223         330

Net Income                                           $    555   $    723

Per Share Data

  Net Income                                         $    .68   $    .89

  Cash Dividends                                     $    .20   $    .20

  Equivalent Shares Outstanding                        814,288     814,288


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                     June 30,  December 31,
     ASSETS                                            1995        1994


Cash and due from banks                              $   2,863   $   2,921
Federal funds sold                                       1,980
Interest bearing deposits in banks                         646          58
Securities held to maturity (note 3)                    33,734      34,855
Securities available for sale (note 3)                   8,935       9,137
Other investments                                        1,376       1,766

Loans, net of unearned discount (note 4)                89,428      81,362
  Less reserve for loan losses (note 5)                  (752)       (744)

  Net Loans                                             88,676      80,618

Bank premises and equipment                              1,953       1,560
Interest receivable                                      1,066       1,002
Other assets                                               613         732

  Total Assets                                       $ 141,842   $ 132,649

      LIABILITIES

Deposits
  Noninterest bearing demand                         $  10,044   $  10,299
  Interest bearing
    Demand                                              19,448      21,304
    Savings deposits                                    29,349      29,308
    Time deposits                                       46,489      37,843

  Total Deposits                                       105,330      98,754

Short-term debt                                            467         533
Long-term debt                                          18,795      17,957
Accrued expenses                                         1,067         509

  Total Liabilities                                    125,659     117,753

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 814,288 shares
  issued and outstanding                                 4,071       4,071
Surplus                                                    747         747
Retained earnings                                       10,941      10,194
Unrealized gain (loss) on securities
  available for sale                                       424       (116)

  Total Stockholders' Equity                            16,183      14,896

  Total Liabilities and Stockholders' Equity         $ 141,842   $ 132,649


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994

Cash Flows from Operating Activities:
  Net income                                         $   1,073   $   1,137
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                          86          94
      Amortization of security premiums                     74         101
      Gain on security transactions                       (328)       (455)
      Provision for loan losses                             40          30
      Increase in interest receivable                      (64)        (45)
      Decrease in other assets                             119          52
      Increase in accrued expenses                         298         199

  Total Adjustments                                        225         (24)

  Net Cash Provided by Operating Activities              1,298       1,113

Cash Flows from Investing Activities:
  Proceeds from sales of investments
    available for sale                                   1,578         729
  Proceeds from maturity of investments
    available for sale                                   2,392       1,134
  Proceeds from maturity of investments
    held to maturity                                     8,185       6,564
  Purchase of investments available for sale              (819)       (901)
  Purchase of investments held to maturity              (9,157)     (8,503)
  Net increase in federal funds sold                    (1,980)
  Net increase in loans                                 (8,098)     (4,705)
  Purchase of property and equipment                      (479)       (223)

  Net Cash Used in Investing Activities                 (8,378)     (5,905)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                    6,576        (340)
  Net decrease in short-term borrowings                    (66)       (455)
  Additions to long-term borrowings                      2,000       6,000
  Repayment of long-term borrowings                     (1,162)       (644)
  Payment of dividends                                    (326)       (285)

  Net Cash Provided by Financing Activities              7,022       4,276

Net Decrease in Cash and Cash Equivalents                  (58)       (516)

Cash and Cash Equivalents at Beginning of Period         2,921       2,745

Cash and Cash Equivalents at End of Period           $   2,863   $   2,229

Supplemental Disclosure
  Cash paid for:
    Interest expense                                 $   2,630   $   2,361
    Income taxes                                           395         318


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994

Balance, beginning of period                         $  14,896   $  13,634

Net income                                               1,073       1,137
Dividends declared                                        (326)       (285)
Cumulative effect of change in accounting for
  securities available for sale (note 2)                               757
Change in unrealized gain (loss) on securities
  available for sale                                       540        (451)

Balance, end of period                               $  16,183   $  14,792


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the six month periods ended June 30, 1995 and June 30, 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of the F & M Bank Corp.


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


NOTE 3    INVESTMENT SECURITIES:

              The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 1995 and December 31, 1994 follows:

                                         1995                  1994
                                  Carrying   Market     Carrying   Market
                                    Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations    $ 27,711  $ 27,176    $ 28,529  $ 27,318
          State and municipal          905       903       1,314     1,304
          Other securities           5,118     5,211       5,012     5,010

            Total                 $ 33,734  $ 33,290    $ 34,855  $ 33,632


Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   INVESTMENT SECURITIES (CONTINUED):

                                         1995                  1994
                                   Market                Market
                                    Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations    $  2,756  $  2,771    $  3,089  $  3,281
          Equity securities          6,179     5,480       6,048     6,035

            Total                 $  8,935  $  8,251    $  9,137  $  9,316


NOTE 4    LOANS:

              Loans outstanding are summarized as follows:

                                                     June 30,  December 31,
                                                       1995        1994

          Real Estate
            Construction                             $   3,380   $   2,123
            Mortgage                                    51,944      49,564
          Commercial and agricultural                   24,022      20,474
          Installment                                    9,339       8,427
          Credit cards                                     690         753
          Other                                             53          21

            Total                                    $  89,428   $  81,362


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the six months ended June 30, 1995 and 1994 follows:

                                                        1995         1994

          Balance, beginning of period               $     744   $     700
          Provisions charged to operating expenses          40          30
          Loan recoveries                                    3          27
          Loan charge-offs                                 (35)        (26)

            Balance, End of Period                   $     752   $     731

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

    The financial condition of F & M Bank Corp. remained strong in the first six months of 1995. Annualized growth in total assets was 13.86% and annualized growth in deposits was 13.32%. The increase in capital of 8.64% for the first six months was the result of retained operating income and a significant increase in the unrealized gain on securities available for sale. This increase was due to gains on equities held by the parent company and a recovery in the market value of fixed rate investments due to lower overall market rates.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest margin increased 5.27% in the first six months of 1995 compared to the first six months of 1994. An increase in the return on earning assets (.39%) was effectively offset by an increase in the cost of funds (.53%). The increase in net interest margin income is attributable to an increase in net earning assets (i.e., volume increases) of 4.17%. A schedule of the net interest margin for 1995 and 1994 is shown on page 13 as Table I.

    Noninterest income decreased in the first six months of 1995 compared to the first six months of 1994 due to declines in security gains of $328,000 in 1995 compared to $455,000 in 1994. Service charges on deposits increased in 1995 due to an increase in the deposit base and other noninterest income increased due to better results in the area of life and title insurance operations.

    Noninterest expenses increased 10.39% in 1995 compared to 1994. Noninterest expenses included an increase in salaries and employee benefits of 11.17% and an increase in other noninterest expense of 16.85%. In the first quarter of 1995, the Company opened a new branch office in Bridgewater, Virginia and the start up expenses involved in this effort accounted for a substantial portion of the increase in salaries, employee benefits and noninterest expenses. In addition, the Company installed new computer software to process all its banking applications in the second quarter of the year and this contributed to the increase in noninterest expense. Management believes the overall increase in noninterest expense to be in line with asset growth and 1995 expectations. With the FDIC insurance fund fully funded as of June 30, 1995, the Company believes that declines in the cost of insurance should reduce future operating expenses by $175,000 to $185,000 per year (based on the current level of deposits). This reduction will be a key component in maintaining nonoperating expenses at acceptable levels.

    Quarter Ending June 30, 1995

    Second quarter operations saw net income decline by 23.24% due to significant declines in the amount of gains on the sale of securities. Income from operations before security gains rose 3.74% due to an increase in earning assets and an increase in the net interest margin. An increase in the provision for loan losses was necessary as a result of an increasing loan portfolio and the desire to keep the reserve to loans ratio relatively stable. Other noninterest income reflects substantial income improvements by the life insurance operations and higher service charges as a result of deposit growth. Other noninterest expenses increased by 10.37% due mainly to expenses relating to the start up of the branch operations at Bridgewater, Virginia which commenced in April. As cited earlier, the Bank expects future reductions in the FDIC insurance rate to translate into quarterly savings of $40,000 - $45,000. This savings should help keep noninterest expenses in line with past amounts and contribute to future profitability.

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 1995, the market value of all securities available for sale exceeded their amortized cost by $684,000 ($424,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent which have shown substantial appreciation in the first six months of 1995. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

    Investments in debt securities declined in the first six months of 1995 as loan demand was very strong and maturities were used to fund this loan demand. The Company has invested in relatively short-term maturities in anticipation of rising rates in 1994 and 1995. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. The Company's available for sale securities benefitted from increases in the stock market and increases in the fixed rate investment market. The result was an after tax increase in the unrealized gain on these securities of $540,000 for the first six months. Of the investments in securities available for sale, 61% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

    New investments in debt securities within the quarter continue to be in maturities of short to intermediate terms in an effort to better match interest rate sensitivity. At June 30, 1995, the Company had 32% of its interest bearing investment in maturities of one year or less and 68% in maturities exceeding one year. As of June 30, 1995, investments of all types comprised 32% of total assets compared to 35% of total assets at December 31, 1994.

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

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

    Loan Portfolio (Continued)

    The first six months saw an unusually strong loan demand as loans grew at an annualized rate of 19.83%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present investment market. Funding of the new loans was made possible by a decline in investment securities, retained income from operations, increases in deposits and increased long term debt outstanding. Overall, management has been quite pleased with the loan program and believes that loan growth will continue into 1995 but at a slower pace than the first half of 1995.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The Company had no nonaccrual loans at June 30, 1995.

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

    The gross amount of charge-offs for six months ended June 30, 1995, was $35,000 compared to $26,000 for the six months ended June 30, 1994. The allowance for loan losses was $752,000 at June 30, 1995 representing .84% of period ending loans outstanding. The provision for loan losses for the six months ended June 30, 1995 was $40,000 compared to $30,000 for the same period in 1994. The increased provision reflects a lower rate of recoveries in 1995 and an increasing level of loans outstanding.

    Deposits and Long Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

    Deposit growth was negligible in the first quarter of 1995 but improved substantially in the second quarter of this year. The Bridgewater branch was opened in April of this year and in conjunction with this opening the Bank had a very successful new deposit campaign. The majority of the deposit increases have been time deposits as the Bank was desirous of attracting deposits with longer maturities.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen to twenty year term. The program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce exposure to interest rate changes.

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1995, the Company's total risk based capital ratio was 18.75%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.41% at June 30, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994 and management has no reason to believe this increased level of dividends will not continue.

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

Page
EXHIBIT I

                                           F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                     Six Months Ended                    Six Months Ended
                                      June 30, 1995                       June 30, 1994

                               Average    Income/       Rates      Average   Income/        Rates
                               Balance    Expense                  Balance   Expense
Rate Related Income
  Loans 1                     $ 85,252    $  3,987      9.35%     $ 75,121   $  3,483       9.27%
  Federal funds sold             1,461          43      5.89%        2,591         44       3.40%
  Bank deposits                    582          19      6.53%          978         20       4.09%
  Investments
    Taxable                     35,541         998      5.62%       38,068      1,002       5.26%
    Partially taxable 1          6,869         294      8.56%        6,103        260       8.52%
    Tax exempt 1                 1,227          41      6.68%        2,825        110       7.79%

  Total Earning Assets         130,932       5,382      8.22%      125,686      4,919       7.83%

Interest Expense
  Demand deposits               20,423         310      3.04%       21,852        328       3.00%
  Savings                       28,782         596      4.14%       30,151        507       3.36%
  Time deposits                 41,683       1,041      4.99%       39,410        864       4.38%
  Short-term debt                  238           5      4.20%          291          4       2.75%
  Long-term debt                18,436         592      6.42%       16,445        520       6.32%

  Total Interest Bearing
    Liabilities                109,562       2,544      4.64%      108,149      2,223       4.11%

  Net Interest Margin 1                   $  2,838                           $  2,696

  Net Yield on Interest
    Earning Assets 1                                    4.34%                               4.29%


1 On a taxable equivalent basis assuming a 34% tax rate.

Page
TABLE I (Continued)

                                          F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                    Three Months Ended                  Three Months Ended
                                      June 30, 1995                       June 30, 1994

                               Average    Income/       Rates      Average   Income/        Rates
                               Balance    Expense                  Balance   Expense
Rate Related Income
  Loans 1                     $ 87,359    $  2,057      9.42%     $ 76,143   $  1,781       9.36%
  Federal funds sold             2,502          37      5.92%        2,028         19       3.75%
  Bank deposits                    945          15      6.35%        1,593         15       3.77%
  Investments
    Taxable                     34,836         515      5.91%       39,164        520       5.31%
    Partially taxable 1          6,912         155      8.97%        6,208        118       7.60%
    Tax exempt 1                 1,158          19      6.56%        2,730         57       8.35%

  Total Earning Assets         133,712       2,798      8.37%      127,866      2,510       7.85%

Interest Expense
  Demand deposits               19,740         150      3.04%       21,819        164       3.01%
  Savings                       28,345         295      4.16%       30,023        253       3.37%
  Time deposits                 44,776         590      5.27%       39,303        429       4.37%
  Short-term debt                  201           2      3.98%          278          2       2.88%
  Long-term debt                18,927         308      6.51%       18,244        289       6.34%

  Total Interest Bearing
    Liabilities                111,989       1,345      4.80%      109,667      1,137       4.15%

  Net Interest Margin 1                   $  1,453                           $  1,373

  Net Yield on Interest
    Earning Assets 1                                    4.35%                               4.30%


1 On a taxable equivalent basis assuming a 34% tax rate.

Page
TABLE II

                                           F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                            JUNE 30, 1995
                                      (In Thousands of Dollars)

                         0 - 3      4 - 12     1 - 5      5 -10     Over 10      Not
                         Months     Months     Years      Years      Years    Classified   Total
Uses of Funds

  Loans:
    Commercial          $ 14,252   $  2,038   $  6,854   $    547   $    340   $          $ 24,031
    Installment               38        632      8,592         77                            9,339
    Real estate            5,360      5,891     26,564      7,535     10,018                55,368
    Credit cards             690                                                               690
  Interest bearing
    bank deposits            646                                                               646
  Investment securities    4,530      7,227     19,152      3,714      1,867      7,555     44,045
  Federal funds sold       1,980                                                             1,980

  Total                   27,496     15,788     61,162     11,873     12,225      7,555    136,099

Sources of Funds

  Interest bearing
    deposits              19,448                                                            19,448
  Regular savings         29,349                                                            29,349
  Certificates of deposit
    $100,000 and over        150      1,713      2,371                                       4,234
  Other certificates
    of deposit             5,885     18,032     18,004        334                           42,255
  Short-term borrowings      467                                                               467
  Long-term debt             510      2,151     10,391      5,743                           18,795

  Total                   55,809     21,896     30,766      6,077                          114,548


Discrete Gap             (28,313)    (6,108)    30,396      5,796     12,225      7,555     21,551

Cumulative Gap           (28,313)   (34,421)    (4,025)     1,771     13,996     21,551     21,551


Ratio of Cumulative
  Assets to Cumulative
  Liabilities              49.27%     55.70%     96.29%    101.55%    112.22%    118.81%

Page

Part II  Other Information

Item 1.  Legal Proceedings -                 Not Applicable

Item 2.  Changes in Securities -             Not Applicable

Item 3.  Defaults Upon Senior Securities -   Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -               On April 8, 1995, the
                                             stockholders held their annual
                                             meeting.  The following item
                                             was approved by the
                                             shareholders by the required
                                             majority:

                                             1)  Election of the Board of
                                                 Directors as proposed in
                                                 the proxy material without
                                                 any additions or
                                                 exceptions.

Item 5.  Other Information -                 Not Applicable

Item 6.  Exhibits and Reports on 8-K -       (a) Exhibits

                                                 Exhibit 27 Financial Data
                                                 Schedule for the quarter
                                                 ending June 30, 1995.

                                             (b) Reports on Form 8-K filed
                                                 during the six months
                                                 ended June 30, 1995.

                                                 None

Page

                               EXHIBIT INDEX



Exhibit
 Index                                                          Page Number

  27  Financial Data Schedule for the quarter ending June 30, 1995   17

Page

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


Date   August 10, 1995