Form 10QSB
period 1995-09-30
F&M BANK CORP
filed 1995-11-13
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB




                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number   0-13273
September 30, 1995


                              F & M BANK CORP.

              Virginia                                       54-1280811
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                                  Drawer F
                        Timberville, Virginia 22853

                               (540) 896-8941
            (Registrant's Telephone Number, Including Area Code)

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

              Class                       Outstanding at September 30, 1995
Common Stock, par value - $5                       814,288 shares



                              F & M BANK CORP.


                                   INDEX


                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Nine Months
          Ended September 30, 1995 and 1994                             2

          Consolidated Statements of Income - Three Months
          Ended September 30, 1995 and 1994                             3

          Consolidated Balance Sheets - September 30, 1995
          and December 31, 1994                                         4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1995 and 1994                             5

          Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 1995 and 1994        6

          Notes to Consolidated Financial Statements                    7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            15

Item 1.   Legal Proceedings                                            15

Item 2.   Changes in Securities                                        15

Item 3.   Defaults upon Senior Securities                              15

Item 4.   Submission of Matters to a Vote of Security Holders          15

Item 5.   Other Information                                            15

Item 6.   Exhibit and Reports on Form 8K                               15


          SIGNATURES                                                   19

Part I Financial Information
Item 1 Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except per Share Amounts)

                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   6,141    $   5,265
  Interest on federal funds sold                           73           50
  Interest on interest bearing deposits                    34           22
  Interest and dividends on investment securities
    Taxable                                             1,854        1,812
    Nontaxable                                             40          102

  Total Interest Income                                 8,142        7,251

Interest Expense
  Interest on demand deposits                             463          495
  Interest on savings accounts                            903          769
  Interest on time deposits                             1,721        1,291

  Total interest on deposits                            3,087        2,555

  Interest on short-term debt                              10            8
  Interest on long-term debt                              910          819

  Total Interest Expense                                4,007        3,382

Net Interest Income                                     4,135        3,869

Provision for Loan Losses                                  81           45

Net Interest Income after Provision
  for Loan Losses                                       4,054        3,824

Noninterest Income
  Service charges                                         175          165
  Other                                                   103           84
  Security gains                                          579          450

  Total Noninterest Income                                857          699

Noninterest Expense
  Salaries                                              1,086          989
  Employee benefits                                       420          377
  Occupancy expense                                       120           99
  Equipment expense                                       161          149
  FDIC insurance                                          105          167
  Other                                                   604          534

  Total Noninterest Expense                             2,496        2,315

Income before Income Taxes                              2,415        2,208


Provision for Income Tax                                  715          646

Net Income                                          $   1,700    $   1,562

Per Share Data

  Net Income                                        $    2.09    $    1.92

  Cash Dividends                                    $     .60    $     .55

  Equivalent Shares Outstanding                       814,288      814,288


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except per Share Amounts)

                                                      Three Months Ended
                                                        September 30,
                                                      1995         1994
Interest Income
  Interest and fees on loans                        $   2,160    $   1,788
  Interest on federal funds sold                           30            6
  Interest on interest bearing deposits                    15            2
  Interest and dividends on investment securities
    Taxable                                               647          628
    Nontaxable                                              9           21

  Total Interest Income                                 2,861        2,445

Interest Expense
  Interest on demand deposits                             153          167
  Interest on savings accounts                            307          262
  Interest on time deposits                               680          427

  Total interest on deposits                            1,140          856

  Interest on short-term debt                               5            4
  Interest on long-term debt                              318          299

  Total Interest Expense                                1,463        1,159

Net Interest Income                                     1,398        1,286

Provision for Loan Losses                                  41           15

Net Interest Income after Provision for Loan Losses     1,357        1,271

Noninterest Income
  Service charges                                          56           60
  Other                                                    24           29
  Security gains (losses)                                 251           (5)

  Total Noninterest Income                                331           84

Noninterest Expense
  Salaries                                                365          341
  Employee benefits                                       136          121
  Occupancy expense                                        48           31
  Equipment expense                                        61           43
  FDIC insurance (refund)                                  (6)          57
  Other                                                   181          172

  Total Noninterest Expense                               785          765

Income before Income Taxes                                903          590

Provision for Income Tax                                  276          165

Net Income                                          $     627    $     425

Per Share Data

  Net Income                                        $     .77    $     .52

  Cash Dividends                                    $     .20    $     .20

  Equivalent Shares Outstanding                       814,288      814,288


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                               September 30,  December 31,
   ASSETS                                          1995           1994

Cash and due from banks                         $   2,945      $   2,921
Federal funds sold                                    580
Interest bearing deposits in banks                    226             58
Securities held to maturity (note 3)               35,772         34,855
Securities available for sale (note 3)              9,871          9,137
Other investments                                   1,429          1,766

Loans, net of unearned discount (note 4)           94,195         81,362
  Less allowance for loan losses (note 5)            (788)          (744)

  Net Loans                                        93,407         80,618

Bank premises and equipment                         2,009          1,560
Interest receivable                                 1,122          1,002
Other assets                                          550            732

  Total Assets                                  $ 147,911      $ 132,649

    LIABILITIES

Deposits
  Noninterest bearing demand                    $  10,851      $  10,299
  Interest bearing
    Demand                                         20,052         21,304
    Savings deposits                               29,506         29,308
    Time deposits                                  49,542         37,843

  Total Deposits                                  109,951         98,754

Short-term debt                                       646            533
Long-term debt                                     19,285         17,957
Accrued expenses                                    1,299            509

  Total Liabilities                               131,181        117,753

    STOCKHOLDERS' EQUITY

Common stock, $5 par value, 814,288 shares
  issued and outstanding                            4,071          4,071
Surplus                                               747            747
Retained earnings                                  11,406         10,194
Unrealized gain (loss) on securities
  available for sale                                  506           (116)

  Total Stockholders' Equity                       16,730         14,896

  Total Liabilities and Stockholders' Equity    $ 147,911      $ 132,649


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994

Cash Flows from Operating Activities:
  Net income                                        $   1,700    $   1,562
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        141          132
      Amortization of security premiums                   112          153
      Gain on security transactions                      (579)        (450)
      Provision for loan losses                            81           45
      Increase in interest receivable                    (120)        (155)
      Decrease in other assets                            182           43
      Increase in accrued expenses                        480          123

  Total Adjustments                                       297         (109)

  Net Cash Provided by Operating Activities             1,997        1,453

Cash Flows from Investing Activities:
  Proceeds from sales of investments
    available for sale                                  2,281          729
  Proceeds from maturity of investments
    available for sale                                  3,986        1,535
  Proceeds from maturity of investments
    held to maturity                                   10,410       10,721
  Proceeds from sale of investments
    held to maturity                                      971
  Purchase of investments available for sale           (2,146)      (1,205)
  Purchase of investments held to maturity            (15,585)     (10,501)
  Net change in federal funds sold                       (580)
  Net increase in loans                               (12,870)
(5,934)
  Purchase of property and equipment                     (590)        (296)

  Net Cash Used in Investing Activities               (14,123)      (4,951)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                  11,197       (1,857)
  Net increase in short-term borrowings                   113          603
  Additions to long-term borrowings                     3,000        6,000
  Repayment of long-term borrowings                    (1,672)      (1,019)
  Payment of dividends                                   (488)        (448)

  Net Cash Provided by Financing Activities            12,150        3,279

Net Increase (Decrease) in Cash
  and Cash Equivalents                                     24         (219)

Cash and Cash Equivalents at Beginning of Period        2,921        2,745

Cash and Cash Equivalents at End of Period          $   2,945    $   2,526


Supplemental Disclosure
  Cash paid for:
    Interest expense                                $   4,121    $   3,397
    Income taxes                                          638          667

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994


Balance, beginning of period                        $  14,896   $   13,634

Net income for period                                   1,700        1,562
Cash dividends                                           (488)        (448)
Cumulative effect of change in accounting for
  securities available for sale (note 2)                               757
Change in unrealized gain (loss) on securities
  available for sale (note 2)                             622         (566)

Balance, end of period                              $  16,730   $   14,939


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of the F&M Bank Corp.


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


NOTE 3    INVESTMENT SECURITIES:

              The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 1995 and December 31, 1994 follows:

                                      1995                    1994
                               Carrying    Market      Carrying    Market
                                 Value      Value        Value      Value

          Securities Held to Maturity

          U. S. Treasury
            and Agency
            obligations       $  26,076  $  26,006    $  28,529  $  27,318
          State and
            municipal               489        488        1,314      1,304
          Other securities        9,207      9,275        5,012      5,010

            Total             $  35,772  $  35,769    $  34,855  $  33,632

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT



NOTE 3    INVESTMENT SECURITIES (CONTINUED):

                                      1995                    1994
                                Market                  Market
                                 Value      Cost         Value      Cost

          Securities Available for Sale

          U. S. Treasury
            and Agency
            obligations       $   2,635  $   2,642    $   3,089  $   3,281
          Equity securities       7,236      6,413        6,048      6,035

            Total             $   9,871  $   9,055    $   9,137  $   9,316


NOTE 4    LOANS:

              Loans outstanding are summarized as follows:

                                               September 30,  December 31,
                                                   1995           1994

          Real Estate
            Construction                        $   3,344     $    2,123
            Mortgage                               55,713         49,564
          Commercial and agricultural              23,544         20,474
          Installment                              10,787          8,427
          Credit cards                                707            753
          Other                                       100             21

            Total                               $  94,195     $   81,362


NOTE 5     ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1995 and 1994, follows:

                                                       1995         1994

          Balance, beginning of period              $     744   $      700
          Provisions charged to operating expenses         81           45
          Loan recoveries                                   9           29
          Loan charge-offs                                (46)         (39)

          Balance, end of period                    $     788   $      735

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

    The financial condition of F & M Bank Corp. remained strong in the first nine months of 1995. Annualized growth in total assets was 15.34% and annualized growth in deposits was 15.12%. The increase in capital of 12.31% for the first nine months was the result of retained operating income ($1,212,000) and a significant increase in the unrealized gain on securities available for sale ($622,000). The later increase was due to overall market gains on equities held by the parent company and a recovery in the market value of fixed rate investments as a result of lower overall credit rates.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest income increased 6.18% in the first nine months of 1995 compared to the first nine months of 1994. An increase in the return on earning assets (.55%) was effectively offset by an increase in the cost of funds (.60%). The increase in net interest margin income is attributable to an increase in net earning assets (i.e. volume increases) of 4.37%. A schedule of the net interest margin for 1995 and 1994 is shown on page 13 as Table I.

    Noninterest income increased 22.60% in the first nine months of 1995 compared to the first nine months of 1994. This was due primarily to an increase in security gains to $579,000 in 1995 compared to $450,000 in 1994. Service charges on deposits increased slightly (6.06%) in 1995 due to an increase in the deposit base. Other noninterest income increased due to better results in the area of life and title insurance operations.

    Overall noninterest expenses increased 7.82% in 1995 compared to 1994. Noninterest expenses included an increase in salaries and employee benefits of 10.25% and an increase in other noninterest expenses of 4.32%. In the first quarter of 1995, the Company opened a new branch office in Bridgewater, Virginia, and the start up expenses involved in this effort accounted for a substantial portion of the increase in noninterest expenses. In the second quarter, the Company installed new computer software and this also contributed to the increase in noninterest expense. The Federal Deposit Insurance Corporation (FDIC) met its target of governmental prescribed funding in June 1995, and the Company received in the third quarter a slight refund of previous overpayments. The new FDIC rates for well capitalized institutions should reduce the Company's FDIC insurance costs on an annual basis by over $200,000. Exclusive of personnel and FDIC expenses, other noninterest expenses increased by 13.17% in 1995 over 1994 operations, the major portion of this increase relating to the new facilities opening in Bridgewater.

    Quarter Ending September 30, 1995

    Third quarter operations saw net income increase by 47.53% due primarily to two factors. Security gains in the third quarter of 1995 totaled $251,000 compared to losses of $5,000 in the third quarter of 1994. The Company had several securities which had met their target sales price and it opted to sell these securities. Secondly, FDIC insurance costs decreased $63,000 due to changes in the FDIC insurance rate effective June 1, 1995 and the refund resulting from this retroactive change. Other minor changes include an increase in the provision for loan losses (necessitated by higher levels of loans outstanding) and higher costs relating to occupancy and equipment. The Company expects future noninterest expense increases to mirror inflation as it does not foresee any major operating expense increases in the immediate future.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 1995, the market value of all securities available for sale exceeded their amortized cost by $816,000 ($506,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent which have shown substantial appreciation in the first nine months of 1995. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

    Investments in debt securities increased in the first nine months of 1995 as deposit growth has been steady and some of this growth has been directed to investments. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. The Company's available for sale securities benefitted from increases in the stock market and increases in the fixed rate investment market. The result was an after tax increase in the unrealized gain on these securities of $622,000 for the first nine months and $82,000 for the third quarter of 1995. Of the investments in securities available for sale, 65% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

    New investments in debt securities within the quarter continue to be in maturities of short to intermediate terms in an effort to better match interest rate sensitivity. At September 30, 1995, the Company had 22% of its interest bearing investment in maturities of one year or less and 78% in maturities exceeding one year. As of September 30, 1995, investments of all types comprised 32% of total assets compared to 35% of total assets at December 31, 1994.

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

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


    Loan Portfolio (Continued)

    The first nine months saw an unusually strong loan demand as loans grew at an annualized rate of 21.03%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present credit markets. Funding of the new loans was made possible by increases in time deposits, retained income from operations and increased long-term debt outstanding. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1995 and into 1996 although at a slower pace.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $256,000 at September 30, 1995 compared to $787,000 at December 31, 1994. The Company had no nonaccrual or restructured loans at September 30, 1995.

    The Company did not have any loans that were considered impaired under Statement of Financial Accounting Standards No. 114 and No. 118. The Company does not foresee a material impact on operations as a result of these statements.

    Allowance for Loan Losses

    Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan loss. Management reviews these classification totals, along with internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Management believes, based on its review, that the Company has an adequate allowance to absorb any losses in the loan portfolio.

    The gross amount of charge-offs for nine months ended September 30, 1995, was $46,000 compared to $39,000 for the nine months ended September 30, 1994. The allowance for loan losses was $788,000 at September 30, 1995 representing .84% of period ending loans outstanding. The provision for loan losses for the nine months ended September 30, 1995 was $81,000 compared to $45,000 for the same period in 1994. The increased provision reflects a lower rate of recoveries in 1995 and an increasing level of loans outstanding.

    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

    Deposit growth was negligible in the first quarter of 1995 but improved substantially in the second and third quarters of this year. The Bridgewater branch was opened in April of this year and in conjunction with this opening the Bank had a very successful new deposit campaign. The majority of the deposit increases have been time deposits as the Bank was desirous of attracting deposits with longer maturities.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


    Deposits and Long Term Debt (Continued)

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Year-to-date borrowings total $3,000,000 in 1995 compared to repayments of $1,672,000 in this year.

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1995, the Company's total risk based capital ratio was 18.39%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.31% at September 30, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994 and management has no reason to believe this increased level of dividends will not continue.

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

    A summary of asset and liability repricing opportunities is shown on page 14 as Table II.

Page 13
TABLE I

                                           F & M BANK CORP.
                                     NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                    Nine Months Ended                    Nine Months Ended
                                   September 30, 1995                   September 30, 1994

                            Average      Income/      Rates       Average     Income/       Rates
                            Balance      Expense                  Balance     Expense
Rate Related Income
  Loans 1                   $  87,506   $   6,149      9.37%     $  77,112    $   5,274       9.12%
  Federal funds sold            1,675          73      5.81%         1,910           50       3.49%
  Bank certificates               748          34      6.06%           689           22       4.26%
  Investments
   Taxable                     35,514       1,547      5.80%        39,433        1,528       5.17%
     Partially
     taxable                      1                   6,980         431      8.23%         6,315          400       8.45%
     Tax exempt 1               1,061          53      6.66%         2,433          139       7.62%

  Total Earning Assets        133,484       8,287      8.28%       127,892        7,413       7.73%


Interest Expense
  Demand deposits              20,353         463      3.03%        21,852          495       3.02%
  Savings                      28,757         903      4.19%        29,605          769       3.46%
  Time deposits                43,935       1,721      5.22%        39,223        1,291       4.39%
  Short-term debt                 275          10      4.85%           316            8       3.38%
  Long-term debt               18,754         910      6.47%        17,173          819       6.36%

  Total Interest Bearing
   Liabilities                112,074       4,007      4.77%       108,169        3,382       4.17%

  Net Interest Margin 1                 $   4,280                             $   4,031

  Net Yield on Interest
   Earning Assets 1                                    4.28%                                  4.20%


1 On a taxable equivalent basis assuming a 34% tax rate.

Page 13 (Continued)
TABLE 1 (Continued)

                                            F & M BANK CORP.
                                     NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                   Three Months Ended                   Three Months Ended
                                   September 30, 1995                   September 30, 1994

                            Average      Income/      Rates       Average     Income/       Rates
                            Balance      Expense                  Balance     Expense
Rate Related Income
  Loans 1                   $  91,464   $   2,162      9.46%     $  79,679    $   1,791       8.99%
  Federal funds sold            2,095          30      5.73%           571            6       4.20%
  Bank certificates             1,073          15      5.59%           120            2       6.67%
  Investments
   Taxable                     36,656         549      5.99%        39,481          526       5.33%
     Partially
     taxable                      1                   7,199         137      7.61%         6,720          140       8.33%
     Tax exempt 1                 734          12      6.54%         1,663           29       6.98%

  Total Earning Assets        139,221       2,905      8.35%       128,234        2,494       7.78%


Interest Expense
  Demand deposits              20,216         153      3.03%        21,853          167       3.06%
  Savings                      28,710         307      4.28%        28,530          262       3.67%
  Time deposits                48,368         680      5.62%        38,854          427       4.40%
  Short-term debt                 348           5      5.75%           365            4       4.38%
  Long-term debt               19,379         318      6.56%        18,603          299       6.43%

  Total Interest Bearing
   Liabilities                117,021       1,463      5.00%       108,205        1,159       4.28%

  Net Interest Margin 1                 $   1,442                             $   1,335

  Net Yield on Interest
   Earning Assets 1                                    4.14%                                  4.16%


1 On a taxable equivalent basis assuming a 34% tax rate.

Page 14
TABLE II

                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                         September 30, 1995
                                      (In Thousands of Dollars)

                                  0 - 3       4 - 12       1 - 5        5 -10       Over 10         Not
                                 Months       Months       Years        Years        Years      Classified       Total
Uses of Funds

  Loans:
     Commercial               $   13,896   $    1,921   $    6,661    $     832    $     330    $            $   23,640
     Installment                      40          646        9,973           75                                  10,734
     Real estate                   4,874        4,793       30,996        8,117       10,334                     59,114
     Credit cards                    707                                                                            707
  Interest bearing
     bank deposits                   226                                                                            226
  Investment securities            5,114        5,174       22,604        4,650          865         8,665       47,072
  Federal funds sold                 580                                                                            580

  Total                           25,437       12,534       70,234       13,674       11,529         8,665      142,073

Sources of Funds

  Interest bearing
     deposits                     20,052                                                                         20,052
  Regular savings                 29,506                                                                         29,506
  Certificates of deposit
     $100,000 and over               444        2,942        1,439                                                4,825
  Other certificates
     of deposit                    6,199       23,861       14,657                                               44,717
  Short-term borrowings              646                                                                            646
  Long-term borrowings               724        1,986       10,913        5,662                                  19,285

  Total                           57,571       28,789       27,009        5,662                                 119,031

Discrete Gap                     (32,134)     (16,255)      43,225        8,012       11,529         8,665       23,042

Cumulative Gap                   (32,134)     (48,389)      (5,164)       2,848       14,377        23,042       23,042

Ratio of Cumulative
  Assets to Cumulative
  Liabilities                      44.18%       43.97%       95.44%      102.39%       112.08%      119.36

Maturities of real estate and installment loans are shown in call report format which recognizes all collections in the period of the loan's maturity.  Such assumptions will most likely not equal actual principal repayments.

Page 15

Part II   Other Information


Item 1.   Legal Proceedings -               Not Applicable

Item 2.   Changes in Securities -           Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote
          of Security Holders -             Not Applicable

Item 5.   Other Information -               Not Applicable

Item 6.   Exhibits and Reports on 8-K -     (a)  Exhibits

                                                 Exhibit 27 Financial Data
                                                 Schedule for the quarter
                                                 ending September 30, 1995.

                                            (b)  Reports on Form 8-K filed
                                                 during the nine months
                                                 ended September 30, 1995.

                                                 None


Page 16

                               EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

  27     Financial Data Schedule for the quarter ending
         September 30, 1995                                         17


Page 19


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

                                 F & M BANK CORP.


                                 DAN B. TODD
                                 Dan B. Todd
                                 Chairman of the Board and Principal
                                 Financial Officer



                                 RALPH C. FOLTZ
                                 Ralph C. Foltz
                                 Controller and Chief Accounting Officer



Date  November 8, 1995