Form 10KSB
period 1995-12-31
F&M BANK CORP
filed 1996-03-27
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1995    Commission file number:  0-13273

                              F & M Bank Corp.
           (Exact name of registrant as specified in its charter)

            Virginia                                        54-1280811
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                 P. O. Box F, Timberville, Virginia  22853
                 (Address of principal executive offices) (Zip Code)

        Issuer's telephone number including area code:  (540) 896-8941

        Securities registered pursuant to Section 12(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - $5 Par

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ..X.  No ....

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for its most recent fiscal year:  $12,083,354

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1996 - $33 average bid price; $34 average ask price.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1996 - 814,288

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                    None

                         LOCATION OF EXHIBIT INDEX

   The index of exhibits is contained in Part IV herein on page 46.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X


Page

                             TABLE OF CONTENTS

Part I                                                               Page

Item  1.  Description of Business                                      3
             General
             Competition
             Regulation and Supervision

Item  2.  Description of Property                                      5

Item  3.  Legal Proceedings                                            5

Item  4.  Submission of Matters to a Vote of Security Holders          5

Part II

Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                       5

Item  6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7

Item  7.  Financial Statements                                        20

Item  8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                      43

Part III

Item  9.  Directors and Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a) of
             the Exchange Act                                         43

Item 10.  Executive Compensation                                      44

Item 11.  Security Ownership of Certain Beneficial Owners
             and Management                                           45

Item 12.  Certain Relationships and Related Transactions              46

Part IV

Item 13.  Exhibits and Reports on Form 8-K                            46

Signatures                                                            47


Page

Part I

Item 1.   Description of Business

General

F & M Bank Corp., incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Timway Insurance Agency, Inc. (Timway) is a wholly-owned subsidiary of Farmers & Merchants Bank.

Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the State of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. Timway is a Virginia chartered corporation and was incorporated on February 25, 1993.

The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, trusts, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. Timway was organized to write title insurance through the Investors Title Insurance Company on loans made by Farmers & Merchants Bank.

The operations of F & M Bank Corp., the Bank, TEB and Timway are conducted in Timberville, Virginia, at offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, and Highway 33 West at Elkton Plaza, Elkton, Virginia. The Bank opened a fifth location at 100 Plaza Drive, Bridgewater, Virginia, in March 1995 and this, like the other locations, will be a full service branch. The Bridgewater office serves the Bridgewater area including the southern portion of Rockingham County and the northwestern portion of Augusta County.

On December 31, 1995, F & M Bank Corp., the Bank, TEB and Timway had forty-five full time and nineteen part time employees. No one employee devotes his services full time to the F & M Bank Corp.

Competition

The main office, Broadway office and Elkton offices compete with four national banks, five state chartered banks and two national chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton and the eastern portion of Rockingham County, Virginia. Bank competition in the area of all offices is very strong. The Bank makes all kinds of commercial and consumer loans and heretofore has had a heavy concentration of home and agricultural real estate loans. The Bank experienced a good loan demand throughout 1995 due to improving local and national economies but this was true of the entire market area served. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.


Page

Regulation and Supervision

The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes which apply to state member banks of the Federal Reserve System.

The stock of F & M Bank Corp. is subject to the registration requirements of the Securities Act of 1934. F & M Bank Corp. is subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission.

F & M Bank Corp., as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"). It is registered as such and is supervised by the Federal Reserve Board. The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares, or substantially all of the assets of any institution, including another bank.

As a bank holding company, F & M Bank Corp. is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale, or lease of property or furnishing of services.

Federal Reserve Board regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. F & M Bank Corp. formed a captive life insurance company in 1988 and began operations in July of 1989. This entity acts as the primary reinsurer for credit life insurance sold through the Bank. In 1992, F & M Bank Corp. entered into an agreement with the City Light Development Corp. of Winchester, Virginia to purchase an equity position in the Johnson Williams Project. This project provides housing for the elderly and lower income tenants. In 1993, the Company entered into an agreement with the Housing Equity Fund of Virginia to purchase an equity position in the Housing Equity Fund of Virginia II, L.P. This fund will provide housing for low income persons in Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board. Such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not for the stockholders of F & M Bank Corp.

The information required by Guide 3 has been included under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Page

Item 2.   Description of Property

The main office of Farmers & Merchants Bank is located at 205 South Main Street in Timberville, Virginia. The building is of brick veneer construction and is situated on 1.32 acres of land. One branch office is situated at 127 West Rockingham Street in Elkton, Virginia. This office is of brick veneer construction and is situated on one acre of land. The Broadway branch is located on the corner of Virginia Route 259 and Route 259 Alternate in Broadway, Virginia. This office is constructed primarily of concrete, steel and wood frame and contains an automatic teller machine. The office is situated on one acre of land. The Bank established a branch in the Elkton Plaza shopping center in 1989 and it is of brick veneer construction, includes drive in facilities and has an automatic teller machine. The Bank opened a new facility in Bridgewater, Virginia, in 1995. The office is constructed of brick veneer and is situated on a .6 acre lot at 100 Plaza Drive, Bridgewater, VA. All properties are owned by the Bank and are in good condition.


Item 3.   Legal Proceedings

Management is not aware of any pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4.   Submission of Matters to a Vote of Security Holders

F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 1995.


Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Farmers & Merchants Bank acts as a transfer agent for F & M Bank Corp. There have been sufficient inquiries on the National Stock Exchange so that the holding company is required to report on any stock or cash dividend to the National Association of Security Dealers. The `bid' and `asked' price of the holding company stock is not published in any newspaper. Scott & Stringfellow in Richmond, Virginia, makes a market for the stock and the firm has provided market quotes in recent years.

The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions and other transactions may have occurred which were not reported to the Company.


Page

(a)  Market Information (Continued)

The following schedule shows the range of reported trade prices and dividends per share declared for 1993 through 1995 (all amounts have been adjusted for the two for one stock split declared in 1993):

                              Dividends
                              Declared           High              Low

     1993
       1st quarter              .125             21.88            21.88
       2nd quarter              .125             24.00            22.75
       3rd quarter              .20              24.50            24.00
       4th quarter              .20              27.25            24.25

     1994
       1st quarter              .15              28.13            26.75
       2nd quarter              .20              28.50            28.13
       3rd quarter              .20              29.00            27.50
       4th quarter              .20              28.63            27.00

     1995
       1st quarter              .20              28.13            28.00
       2nd quarter              .20              28.50            28.13
       3rd quarter              .20              30.00            29.50
       4th quarter              .20              30.50            29.75


(b)  Stockholders

On February 22, 1995, there were 1,122 holders of F & M Bank Corp. common stock.


(c)  Dividends

The cash dividends declared are shown in the above table. The principal source of income of F & M Bank Corp. is dividends paid by its subsidiary bank. See Note 16 to the consolidated financial statements for a discussion of the restrictions on the ability of the subsidiary bank to transfer funds to F & M Bank Corp. in the form of cash dividends.


Page

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations


OPERATIONS ANALYSIS - 1995 Compared to 1994

Overview

Net income for 1995 increased $126,733 or 6.37% from 1994 earnings. This increase can be attributed to gains in security transactions of $575,795 in 1995 compared to $413,493 in 1994. The gains are mainly from the sale of investments in common stocks. Other noninterest income increased 10.38% due to increased income on insurance operations and service charges on deposit accounts. Noninterest expense increased 6.55% in 1995 over 1994 due mainly to higher personnel costs. Management believes that overhead expenses have been managed well during 1995. See Table I (page 16) for a five year summary of operations.

Net Interest Margins

The net interest margin on earning assets on a tax equivalent basis decreased in 1995 from 1994 after an increase in 1994 from 1993. The Company's return on average earning assets of 4.30% is in line with its peer group.

Yields on loans increased from 9.12% to 9.41%. In 1995, commercial loan rates increased 83 basis points due to increased loan rates and the Company's ability to increase rates on variable rate commercial loans. Installment loans decreased 26 basis points while real estate loans remained virtually unchanged with a slight increase of 12 basis points. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

Tax equivalent yields on securities increased to 6.38% in 1995 from 6.28% in 1994 due to a slight increase in market rates. The average investments in securities decreased 8.14% in 1995. This decline was caused by management's decision to use proceeds from the maturity of investments to fund higher yielding loans. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

The rates paid on interest bearing deposits increased to 4.50% in 1995 from 3.81% in 1994. Rates paid on time deposits increased 95 basis points in 1995 due to increased rates on renewed certificates of deposit, a trend which started in the fourth quarter of 1994. Rates paid on savings deposits increased 60 basis points in 1995. The Bank offers a tier rate savings account which was designed to be an alternative to the certificate of deposit in times of changing interest rates. This savings account rate can be changed daily and gave the Bank the ability to compete with competitors' special deposit promotions. The Bank also opened a new branch in 1995 and paid slightly higher rates to attract new customers.

Interest rates paid on long-term indebtedness with the Federal Home Loan Bank of Atlanta (FHLB) increased in 1995 due to additional borrowings at rates higher than those in effect in previous years. Borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with variable rate features.


Page

Net Interest Margins (Continued)

Table II (page 17) contains a complete yield analysis for the last three years and Table III (page 18) contains the rate/volume changes in these years.

Other Income

The Company recognized $575,795 in gains on investments in 1995, most of which were related to sale of corporate stock. The Company purchased the equities anticipating long-term appreciation. When the equities reached a pre-determined selling price, they were sold. The previous year the Company recognized gains of $413,493 as a result of the disposition of some of the above referenced equities.

Noninterest income other than security gains increased 10.38% in 1995 from 1994 levels. This increase was attributable to an increase in insurance income (due to a decrease in claims in 1995) and an increase in service charges on deposit accounts (due to a greater volume of accounts).

Other Expenses

Noninterest expense increased $204,816 or 6.55% in 1995 over 1994 levels. Salaries and employee benefits increased 9.38% due to inflationary increase and staffing of the new Bridgewater office. Equipment and occupancy expenses increased 27.47% due to greater depreciation expense for the new Bridgewater office and additional expenses incurred to upgrade the Bank's inhouse computer system. Deposit insurance decreased due to a decline in the insurance rate assessed. Other noninterest expenses increased 7.14% due mainly to the new branch addition and inflation. The Company's overall cost of operations relative to asset size compares favorably to its peer groups and to larger statewide institutions.

1994 COMPARED TO 1993 OPERATIONS

Net income in 1994 increased 5.42% over net income in 1993. Lower rates paid on deposits and a 7.64% increase in average earning assets were responsible for the earnings increase. As a result, net interest income on a tax equivalent basis increased 12.47%. The net interest margin increased from 4.22% in 1993 to 4.41% in 1994.

Gains on security transactions increased $38,511 or 10.27% due to the sale of investment in common stocks in regional and national financial institutions. Other noninterest income declined 9.54% due to lower income on insurance operations.

Noninterest expenses increased 7.29% due mainly to higher personnel costs.

UNCERTAINTIES AND TRENDS

Management is of the opinion that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the issuers liquidity, capital resources or operations of the issuers. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.


Page

BALANCE SHEET

INVESTMENT SECURITIES

Average balances in investment securities declined 8.14% in 1995 compared with 1994. Low rates offered in the marketplace in the beginning of 1995 made loans and mortgage-backed investments more attractive than governmental obligations. Later in the year, changes in market conditions pushed rates upwards but loans in the local community continued to be the most attractive investment alternative. The Company maintains a high level of earnings assets in investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities is shown in note 4 to the consolidated financial statements.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See note 2d of the consolidated financial statements for a discussion of the accounting policies for investments.
The Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trades as provided by the Wall Street Journal.

Yields and Maturities

The yields on taxable and nontaxable investments for 1995, 1994 and 1993 are shown in the yield analysis in Table II (page 17). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity        Carrying      Market       Average
                                         Amount        Value        Yield

     Due in one year or less          $    7,734    $    7,715       5.76%
     Due after one year through
       five years                         15,188        15,328       6.03
     Due after five years through
       ten years                           3,501         3,511       6.55
     Due after ten years                     487           494       9.42

       Total                          $   26,910    $   27,048       6.06%


     Securities Available for Sale      Amortized     Market       Average
                                          Cost         Value        Yield

     Due in one year or less          $    4,032    $    4,106       6.64%
     Due in one through five years         2,999         3,029       6.89
     Due after ten years                   2,859         2,864       7.35

                                           9,890         9,999       6.92
     Equity securities                     6,429         7,318       5.82


       Total                          $   16,319    $   17,317       6.46%

Yields on tax exempt securities are stated at tax equivalent yields.

Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.


Page

INVESTMENT SECURITIES (CONTINUED)

Mortgage-backed Securities

The Company's investment in mortgage-backed securities as of December 31, 1995, is shown in the following schedule:

                                                   Book          Market
             Issuer                                Value          Value

     Pass through obligations
       FNMA & FHLMC                             $ 4,477,332    $ 4,480,938
       GNMA                                         748,040        759,019

                                                  5,225,372      5,239,957

     Obligations with fixed principal payments
       FNMA & FHLMC                               1,264,916      1,285,900

       Total                                    $ 6,490,288    $ 6,525,857

The mortgage-backed securities purchased by the Company are guaranteed by the issuing agency and are all rated AAA. Obligations issued by the GNMA are backed by FHA or VA insured mortgages and obligations issued by the FNMA or FHLMC are backed by conventional mortgages. Bonds with fixed principal payments have a market risk and interest rate risk similar to other federal agency securities. The pass through obligations are sensitive to prepayment and extension risk which affect the securities exposure to market risk. As interest rates move higher prepayments slow down and the average life increases. As interest rates move lower the prepayments increase and the average life decreases. The Company's mortgage-backed securities were purchased at a premium which will cause yields to rise as interest rates and average life increases. Conversely the yields will fall as interest rates fall and the average life decreases.

Equity Investments

The Company has investments in common and preferred stock totaling $6,429,220 at December 31, 1995, with an estimated market value of $7,317,977. The investments include common stocks of other Virginia bank holding companies which were purchased with the objective of realizing capital gains and preferred stocks of public utilities and other quality companies which were purchased to obtain higher yields after the 70% dividend exclusion available to corporations. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

The Company has invested in high quality corporate debt obligations. The estimated market value at December 1995 of the Company's corporate bonds was $8,726,312 compared with book value of $8,554,333. The Bonds were purchased as short-term investments and maturities extend to March 1, 1999.


Page

RISK ELEMENTS IN THE LOAN PORTFOLIO

The Company's loan portfolio totaled $97,963,831 at December 31, 1995 compared with $81,362,348 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Company's commercial and agricultural loans increased 14.20% during 1995 to $25,018,296. The composition of the loans is shown in the following schedule:

                                        Commercial and Agricultural Loans
                                                   (In thousands)
                                         Secured by
                                         Real Estate    Other       Total

     Commercial                           $  6,399    $  6,530    $ 12,929
     Agricultural                            8,593       2,064      10,657
     Multi family residential                1,432                   1,432

                                          $ 16,424    $  8,594    $ 25,018

The majority of commercial loans are made to small retail and service businesses.

The Company's mortgage loans increased 18.6% from $49,564,148 to $58,771,486 at December 31, 1995. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trusts which do not exceed 95% of the appraised value. If the loan to value ratio exceeds 90% the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen year period or a twenty year period with an interest rate adjustment in the 10th year. Since 1992 fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust not to exceed 90% of the appraised value. The home equity loans are made for three and five year periods at a fixed rate.

The Company's consumer installment loans increased 28% to $10,806,613 at December 31, 1995. The consumer loans are made for a variety of reasons, however, approximately 70% of the loans are secured by automobiles and trucks.

The Company's market area has a stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, its impact is offset by other stable industries in the trade area. A large percentage of the agricultural loans are made to poultry growers. Poultry production in the Company's trade area showed moderate growth in 1994 and 1995, however, the forecast for 1996 is uncertain because of a period of sustained high grain prices and the Russian embargo on poultry imports. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy.

During 1995, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of January 1996 for Rockingham County was 3.9% compared with 5.0% for Virginia and 6.3% for the nation. The unemployment rate for Rockingham County has improved since January 1995 when the rate was 4.6%. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.


Page

RISK ELEMENTS IN THE LOAN PORTFOLIO (CONTINUED)

The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1995:

                                             Maturity Range
                              Less Than      1-5        Over
          Loan Type            1 Year       Years      5 Years      Total

     Commercial and
       Agricultural Loans     $  5,409    $ 12,489    $  7,120    $ 25,018
     Real Estate                 2,943       1,800      56,568      61,311
     Consumer - installment      1,545       9,973         117      11,635

       Total                  $  9,897    $ 24,262    $ 63,805    $ 97,964


     Loans with predetermined
       rates                  $  2,799    $ 11,725    $ 11,988    $ 26,512
     Loans with variable or
       adjustable rates          7,098      12,537      51,817      71,452

       Total                  $  9,897    $ 24,262    $ 63,805    $ 97,964

NONACCRUAL AND PAST DUE LOANS

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments:

                                                     December 31,
                                          1995           1994       1993

   Nonaccruing loans                      None           None       None
     Loans past due 90 days or more    $ 379,863    $ 784,886    $ 496,088
     Percentage to total loans              .39%         .96%         .67%

Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 1995 and 1994, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Loans past due 90 days or more at December 31, 1994 included a $400,000 farm loan which was well secured and brought current in January, 1996.

POTENTIAL PROBLEM LOANS

At December 31, 1995, management had identified loans of $175,216 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

LOAN CONCENTRATIONS

At December 31, 1995, only loans for agriculture or agricultural related industries exceeded ten percent of total loans. The total amount of these loans at December 31, 1995 was $10,656,676.


Page

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The Bank has experienced insignificant loan losses in each of the last three years. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

A summary of the activity in the allowance for loan losses for 1995, 1994, and 1993 follows:

                                         1995         1994         1993

     Balance at beginning of period    $ 744,513    $ 699,954    $ 665,159

     Provision charged to expenses       164,500       60,000       60,000

     Loan losses:
       Commercial                         25,630       22,545       20,537
       Installment                        29,726       22,996       20,394
       Real estate                         9,143

       Total loan losses                  64,499       45,541       40,931

     Recoveries:
       Commercial                          3,782        3,127        2,480
       Installment                        10,048       26,973       13,246
       Real Estate                         4,422

       Total recoveries                   18,252       30,100       15,726

     Net loan losses                      46,247       15,441       25,205

     Balance at end of period          $ 862,766    $ 744,513    $ 699,954

     Allowance for loan losses
       as a percentage of loans             .88%         .92%         .94%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                    .05%         .02%         .04%


Page

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                  At December 31,
                           1995                        1994                         1993

                                   Percent                     Percent                      Percent
                                     of                          of                           of
                                    Loans                       Loans                        Loans
                          Percent    in               Percent    in                Percent    in
                            of    Category              of    Category               of    Category
                          Allow-  to Total            Allow-  to Total             Allow-  to Total
                  Amount   ance     Loans     Amount   ance     Loans     Amount    ance     Loans
                                               (Dollars in Thousands)
   Commercial    $   285     33%      26%    $   267     36%      26%     $  210     30%      29%
   Real estate
     mortgage        233     27       63         209     28       64         105      15       60
   Installment       276     32       11         206     28       10         350      50       11
   Unallocated        69      8                   63      8                   35       5

     Total       $   863    100%     100%    $   745    100%     100%     $  700    100%     100%

DEPOSITS

The Bank recognized an increase in year end deposits in 1995 of 15.10% with an increase in average deposits for the year of 5.33%. This increase can be attributed to the new Bridgewater office which had total deposits of $8,253,671 on December 31, 1995. The new office, combined with increasing rates on time deposits in 1995, caused certificates of deposit to increase $14,399,318. The Bank has traditionally shunned brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

Certificates of deposit over $100,000 totaled $5,280,388 at December 31, 1995. The maturity distribution of these certificates is as follows:

              Less than 3 months                      $ 1,708,156
              3 to 6 months                               956,931
              6 months to 12 months                       606,446
              1 year to 5 years                         2,008,855

               Total                                  $ 5,280,388


Page

STOCKHOLDERS' EQUITY

Total stockholders' equity increased $2,202,418 or 14.79% in 1995.
Earnings retained from operations were the primary source of the increase. As of December 31, 1995, the book value per share was $21.00 compared to $18.29 as of December 31, 1994. Dividends are paid to the stockholders on a quarterly basis in uniform amounts, unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 1995, the Company had Tier I capital of 16.96% of risk weighted assets and combined Tier I and II capital of 17.84% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has also maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 1995, the Company reported a leverage ratio of 11.62%. The Bank's leverage ratio was also above the minimum.

LIQUIDITY AND INTEREST SENSITIVITY

Liquidity as of December 31, 1995 remains adequate. The Bank historically has had a sound core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.
During 1995, the liquidity position was enhanced by increasing temporary investments which were funded by core deposits. The Bank was a seller of federal funds for the most part of 1995. The Bank's membership in the Federal Home Loan Bank System has also improved liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

As of September 30, 1995, adjusted volatile liabilities equaled minus 2.37% of total assets as compared to plus 3.92% of the Bank's peer group. The greater negative position indicates the better liquidity. Therefore, our adjusted volatile liabilities are much better than those of our peers. Temporary investments to volatile liabilities were 153.53% compared with 72.27% to the peer group; i.e., for every $100.00 in volatile liabilities, the Company has $153.53 in short-term investments. The Company's peer group had $72.27 of short-term investments. Thus, the Company is much more liquid than the average bank in its peer group.

There are no off-balance-sheet items that will impair future liquidity.

Table IV (page 19) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 1995.

At December 31, 1995, the Company had a cumulative Gap Rate Sensitivity Ratio of 49.3% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well capitalized community bank operating in a rural environment.


Page
Table I
                                           F & M BANK CORP.
                                   SELECTED OPERATING INFORMATION

                                                Years Ending December 31,
                                       (In Thousands, Except per Share Information)
                                1995          1994          1993          1992          1991

CONDENSED STATEMENTS OF
  INCOME AND DIVIDENDS
  Interest Income            $   11,144    $     9,769   $    9,223    $    8,566    $    8,502
  Interest Expense                5,515          4,556        4,422         3,957         4,411

  Net Interest Income             5,629          5,213        4,801         4,609         4,091
  Provision for Loan Losses         164             60           60            60            78

  Net Interest Income after
    Provision for Loan
      Losses                      5,465          5,153        4,741         4,549         4,013
  Noninterest Income                939            743          739           655           267
  Noninterest Expenses            3,333          3,128        2,915         2,698         2,569

  Income before Income Taxes      3,071          2,768        2,565         2,506         1,711
  Income Tax Expense                955            779          678           727           419

  Net Income                 $    2,116    $     1,989   $    1,887    $    1,779    $    1,292

  Total Assets at Year End   $  152,301    $   132,649   $  127,824    $  113,974    $   88,493


PER SHARE INFORMATION

  Net Income Per Share 1, 2    $     2.60    $      2.44   $     2.32    $     2.22    $     1.63
  Dividends Per Share 1, 2     $      .80    $       .75   $      .65    $     1.15    $      .63
  Book Value Per Share 1, 2    $    21.00    $     18.29   $    16.74    $    15.03    $    13.88



FINANCIAL STATEMENT RATIOS

  Return on Average Assets 3      1.49%          1.50%        1.54%         1.79%         1.61%
  Return on Average Equity 3     13.15%         13.64%       14.53%        15.33%        13.44%
  Dividend Payout Ratio          30.79%         30.71%       28.02%        52.01%        35.91%
  Average Equity to Average
    Assets Ratio 3               11.34%         11.01%       10.57%        11.66%        11.96%

<F1>
1    Per share amounts have been adjusted to reflect the 1993 stock split.
2    Per share data includes the dilutive effect of outstanding options to purchase common stock.
3    Ratios are based on daily average balances.

Page
Table II
                             F & M BANK CORP.
                  NET INTEREST INCOME/RATES EARNED AND PAID
                    (On a fully taxable equivalent basis)
                          (In thousands of dollars)

                                                  1995
                                                                Average
                                                                 Rates
                                                 Income/        Earned/
ASSETS                            Average        Expense         Paid
Loans:
  Commercial                     $  23,762      $   2,325         9.78%
  Real estate 1                     56,118          5,079         9.05
  Installment                        9,557          1,009        10.56

  Total Loans                       89,437          8,413         9.41

Investment securities:
  Fully taxable                     35,845          2,145         5.98
  Partially Taxable 2                7,033            586         8.33
  Nontaxable 2                         915             64         6.99

  Total Investment Securities       43,793          2,795         6.38

Interest bearing deposits
  in banks                             638             39         6.11
Federal funds sold                   1,608             93         5.78

  Total Earning Assets             135,476         11,340         8.37

Allowance for loan losses             (781)
Nonearning assets                    7,161

  Total Assets                   $ 141,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - Interest bearing      $  20,366            612         3.01
  Savings                           29,047          1,222         4.21
  All other time deposits           45,546          2,438         5.35

  Total Deposits                    94,959          4,272         4.50

  Short-term debt                      272             13         4.78
  Long-term debt                    18,920          1,230         6.50

  Total Interest Bearing
    Liabilities                    114,151          5,515         4.83

Noninterest bearing deposits        10,526
Other liabilities                    1,089

  Total Liabilities                125,766

Stockholders' equity                16,090

  Total Liabilities and
    Stockholders' Equity         $ 141,856

  Net Interest Earnings                         $   5,825

  Net Yield on Interest Earning Assets                            4.30%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.


Page
Table II (Continued)
                                   F & M BANK CORP.
                       NET INTEREST INCOME/RATES EARNED AND PAID
                        (On a fully taxable equivalent basis)
                              (In thousands of dollars)

                                                  1994
                                                                Average
                                                                 Rates
                                                 Income/        Earned/
ASSETS                            Average        Expense         Paid
Loans:
  Commercial                     $  21,981      $   1,968         8.95%
  Real estate 1                     48,479          4,327         8.93
  Installment                        7,604            823        10.82

  Total Loans                       78,064          7,118         9.12

Investment securities:
  Fully taxable                     39,086          2,282         5.84
  Partially Taxable 2                6,437            553         8.59
  Nontaxable 2                       2,153            160         7.43

  Total Investment Securities       47,676          2,995         6.28

Interest bearing deposits
  in banks                             533             23         4.32
Federal funds sold                   1,607             59         3.67

  Total Earning Assets             127,880         10,195         7.97

Allowance for loan losses             (723)
Nonearning assets                    5,342

  Total Assets                   $ 132,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - Interest bearing      $  21,882            663         3.03
  Savings                           29,422          1,061         3.61
  All other time deposits           38,850          1,711         4.40

  Total Deposits                    90,154          3,435         3.81

  Short-term debt                      302             11         3.64
  Long-term debt                    17,417          1,110         6.37

  Total Interest Bearing
    Liabilities                    107,873          4,556         4.22

Noninterest bearing deposits         9,633
Other liabilities                      406

  Total Liabilities                117,912

Stockholders' equity                14,587

  Total Liabilities and
    Stockholders' Equity         $ 132,499

  Net Interest Earnings                         $   5,639

  Net Yield on Interest Earning Assets                            4.41%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.


Page
Table II (Continued)
                                   F & M BANK CORP.
                       NET INTEREST INCOME/RATES EARNED AND PAID
                        (On a fully taxable equivalent basis)
                              (In thousands of dollars)

                                                  1993
                                                                Average
                                                                 Rates
                                                 Income/        Earned/
ASSETS                            Average        Expense         Paid
Loans:
  Commercial                     $  21,620      $   1,939         8.97%
  Real estate 1                     41,024          3,938         9.60
  Installment                        7,043            823        11.69

  Total Loans                       69,687          6,700         9.61

Investment securities:
  Fully taxable                     36,081          1,884         5.22
  Partially Taxable 2                4,914            418         8.51
  Nontaxable 2                       4,179            294         7.04

  Total Investment Securities       45,174          2,596         5.75

Interest bearing deposits
  in banks                           2,267             90         3.97
Federal funds sold                   1,680             50         2.98

  Total Earning Assets             118,808          9,436         7.94

Allowance for loan losses             (688)
Nonearning assets                    4,762

  Total Assets                   $ 122,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - Interest bearing      $  20,542            681         3.32
  Savings                           27,770          1,029         3.71
  All other time deposits           39,734          1,887         4.75

  Total Deposits                    88,046          3,597         4.09

  Short-term debt                      333              9         2.70
  Long-term debt                    12,328            816         6.62

  Total Interest Bearing
    Liabilities                    100,707          4,422         4.39

Noninterest bearing deposits         8,514
Other liabilities                      677

  Total Liabilities                109,898

Stockholders' equity                12,984

  Total Liabilities and
    Stockholders' Equity         $ 122,882

  Net Interest Earnings                         $   5,014

  Net Yield on Interest Earning Assets                            4.22%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.


Page
Table III

                                          F & M BANK CORP.
                        EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                (On a fully taxable equivalent basis)
                                      (In thousands of dollars)

                               1995 Compared to 1994            1994 Compared to 1993
                                Increase (Decrease)              Increase (Decrease)

                            Due to Change in:    Total       Due to Change in:    Total
                            Average   Average  Increase      Average   Average  Increase
                            Volume     Rate   (Decrease)     Volume     Rate   (Decrease)
Interest income:
  Loans:
    Commercial             $   159   $   198   $    357     $    32   $    (3)  $    29
    Real estate                682        70        752         716      (327)      389
    Installment                211       (25)       186          66       (66)

  Total loans                1,052       243      1,295         814      (396)      418

  Investment securities:
    Fully taxable             (189)       52       (137)        157       241       398
    Partially taxable           51       (18)        33         130         5       135
    Nontaxable                 (92)       (4)       (96)       (143)        9      (134)

  Total investment
    securities                (230)       30       (200)        144       255       399

  Interest bearing
    deposits in banks            5        11         16         (69)        2       (67)
  Federal funds sold                      34         34          (2)       11         9

  Total Interest Income    $   827   $   318   $  1,145     $   887   $  (128)  $   759

Interest expense:
  Deposits:
    Demand                 $   (46)  $    (5)  $    (51)    $    44   $   (62)  $   (18)
    Savings                    (14)      175        161          61       (29)       32
    All other time
      deposits                 295       432        727         (42)     (134)     (176)

  Total deposits               235       602        837          63      (225)     (162)

  Short-term debt               (1)        3          2          (1)        3         2
  Long-term debt                96        24        120         337       (43)      294

  Total Interest Expense   $   330   $   629   $    959     $   399   $  (265)  $   134

NOTES:  The rate/volume variance was allocated 100% to the change due to rate.


Page
Table IV
                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                      (In Thousands of Dollars)
                                          December 31, 1995

                          1-90      91-365       1-5       5-10                   Not
                          Days       Days       Years      Years     Over 10  Classified    Total
Uses of Funds
Loans:
  Commercial           $  15,680  $   1,984  $   6,221  $   1,133  $          $          $  25,018
  Consumer installment       922        623      9,973        117                           11,635
  Consumer real estate     4,143      5,756     32,591      9,104      9,717                61,311

  Total Loans             20,745      8,363     48,785     10,354      9,717                97,964

Federal Funds Sold         1,787                                                             1,787

Interest Bearing
  Bank deposits               82                                                                82

Investment Securities      4,985      7,080     19,891      4,952                 8,780     45,688

  Total                   27,599     15,443     68,676     15,306      9,717      8,780    145,521

Sources of Funds

Deposits:
  Interest Bearing
    Deposits              20,243                                                            20,243
  Regular Savings         30,234                                                            30,234
  Certificates of Deposit
    $100,000 and over      1,708      1,563      2,009                                       5,280
  Other Certificates
    of Deposit             8,010     21,841     17,111                                      46,962

  Total Deposits          60,195     23,404     19,120                                     102,719

Short-Term Borrowings        838                                                               838
Long-Term Borrowings         728      2,082     11,241      5,367                           19,418

  Total                   61,761     25,486     30,361      5,367                          122,975

Discrete Gap             (34,162)   (10,043)    38,315      9,939      9,717      8,780     22,546

Cumulative Gap           (34,162)   (44,205)    (5,890)     4,049     13,766     22,546

Cumulative Gap Rate
  Sensitivity Ratio         44.7       49.3       95.0       1.03       1.11        N/A

Table IV reflects the earlier of the maturity on repricing dates for various assets and liabilities at December 31, 1995. In preparing the above table no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.


Page

Item 7.   Financial Statements



                       INDEX TO FINANCIAL STATEMENTS



                                                                      Page

Independent Auditors' Report                                           21

Consolidated Balance Sheets as of December 31, 1995 and 1994           22

Consolidated Statements of Income - Years Ended December 31,
   1995, 1994, and 1993                                                23

Consolidated Statements of Changes in Stockholders' Equity -
   Years Ended December 31, 1995, 1994, and 1993                       24

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1995, 1994, and 1993                       25

Notes to Consolidated Financial Statements                        26 - 42


Page

                        INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia


We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        S. B. HOOVER & COMPANY, L.L.P.


January 24, 1996
Harrisonburg, Virginia


Page

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                      December 31,
ASSETS                                           1995             1994

Cash and due from banks (note 3)            $   3,716,107    $   2,920,810
Interest bearing deposits in banks                 82,205           58,350
Federal funds sold                              1,787,000
Securities held to maturity (Fair value
  in 1995 $27,047,504; in 1994,
  $33,632,033) (note 4)                        26,909,778       34,854,549
Securities available for sale (note 4)         17,316,584        9,137,160
Other investments (note 4)                      1,461,898        1,765,640

  Total Securities                             45,688,260       45,757,349

Loans (note 5)                                 97,963,831       81,362,348
  Less allowance for loan losses
    (note 6)                                     (862,766)        (744,513)

  Net Loans                                    97,101,065       80,617,835

Construction in progress                                           248,711
Bank premises and equipment,
  net (note 7)                                  1,982,984        1,311,589
Interest receivable                             1,263,570        1,001,815
Other assets                                      680,145          732,388

  Total Assets                              $ 152,301,336    $ 132,648,847

LIABILITIES

Deposits:
  Noninterest bearing                       $  10,940,797    $  10,298,623
  Interest bearing:
    Demand                                     12,446,938       11,998,159
    Money market accounts                       7,796,454        9,305,682
    Savings                                    30,233,813       29,307,811
    Time deposits over $100,000                 5,280,388        1,664,354
    All other time deposits                    46,962,190       36,178,906

  Total Deposits                              113,660,580       98,753,535

Short-term debt (note 8)                          837,730          533,477
Accrued liabilities                             1,286,227          508,535
Long-term debt (note 9)                        19,418,224       17,957,143

  Total Liabilities                           135,202,761      117,752,690

STOCKHOLDERS' EQUITY

Common stock $5 par value, 1,000,000
  shares authorized, 814,288 shares
  issued and outstanding (note 17)              4,071,440        4,071,440
Capital surplus                                   746,629          746,629
Retained earnings (note 16)                    11,658,715       10,194,457
Net unrealized gains (losses) on


  securities available for sale                   621,791         (116,369)

  Total Stockholders' Equity                   17,098,575       14,896,157

  Total Liabilities and
    Stockholders' Equity                    $ 152,301,336    $ 132,648,847

       The accompanying notes are an integral part of this statement.


Page

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME

                                          Years Ended December 31,
                                      1995          1994          1993

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans       $ 8,401,531   $ 7,106,280   $ 6,685,508
  Interest on time deposits and
    federal funds sold                 132,550        82,089       139,656
  Interest on debt securities
    - taxable                        2,188,081     2,106,838     1,901,259
  Interest on debt securities
    - nontaxable                        47,631       118,118       218,572
  Dividends on common stock            374,159       355,979       278,509

  Total Interest and Dividend
    Income                          11,143,952     9,769,304     9,223,504

INTEREST EXPENSE:
  Interest on demand deposits          611,422       663,486       688,724
  Interest on savings deposits       1,222,310     1,061,469     1,028,127
  Interest on certificates of
    deposit over $100,000              223,074        70,307        70,585
  Interest on all other time
    deposits                         2,215,059     1,639,405     1,810,548

  Total interest on deposits         4,271,865     3,434,667     3,597,984
  Interest on short-term debt           13,478        11,318         8,509
  Interest on long-term debt         1,229,799     1,109,942       815,822

  Total Interest Expense             5,515,142     4,555,927     4,422,315

NET INTEREST INCOME                  5,628,810     5,213,377     4,801,189

PROVISION FOR LOAN LOSSES
   (note 6)                            164,500        60,000        60,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          5,464,310     5,153,377     4,741,189

NONINTEREST INCOME:
  Service charges on deposit
    accounts                           236,072       219,015       220,382
  Insurance and other commissions       43,425        29,513        56,535
  Other operating income                84,110        80,880        87,250
  Gain on security transactions
    (note 4)                           575,795       413,493       374,982

  Total Noninterest Income             939,402       742,901       739,149

NONINTEREST EXPENSES:
  Salaries                           1,446,305     1,326,681     1,218,315
  Employee benefits
    (notes 11 & 12)                    508,606       460,566       404,326
  Occupancy expense                    179,857       129,340       113,652
  Equipment expense                    231,962       193,711       228,129
  FDIC insurance                       115,030       223,377       223,726


  Other operating expenses             851,183       794,452       727,560

  Total Noninterest Expenses         3,332,943     3,128,127     2,915,708

  Income before Income Taxes         3,070,769     2,768,151     2,564,630

INCOME TAX EXPENSE (note 10)           955,086       779,201       677,976

  NET INCOME                       $ 2,115,683   $ 1,988,950   $ 1,886,654

PER SHARE DATA
  NET INCOME                       $      2.60   $      2.44   $      2.32

  CASH DIVIDENDS                   $       .80   $       .75   $       .65

COMMON EQUIVALENT SHARES
  OUTSTANDING (note 17)                814,288       814,288       812,392


       The accompanying notes are an integral part of this statement.


Page

                                                 F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        Unrealized
                                                                           Gains
                                                                         (Losses)
                                                                       on Securities
                                Common        Capital      Retained      Available
                                 Stock        Surplus      Earnings      for Sale        Total

BALANCE - December 31, 1992   $ 2,023,785   $   647,569   $ 9,493,979   $             $12,165,333

Net income                                                  1,886,654                   1,886,654
Dividends on common stock                                    (528,690)                   (528,690)
Stock issued to stock bonus
  plan (2,387 shares)
  (note 12)                        11,935        99,060                                   110,995
Stock split effected in the
  form of a dividend
  (407,144 shares)              2,035,720                  (2,035,720)

BALANCE - December 31, 1993     4,071,440       746,629     8,816,223                  13,634,292

Net income                                                  1,988,950                   1,988,950
Dividends on common stock                                    (610,716)                   (610,716)
Cumulative effect of change
  in accounting for securities
  available for sale                                                        757,000       757,000
Change in net unrealized
  losses on securities
  available for sale                                                       (873,369)     (873,369)

BALANCE - December 31, 1994     4,071,440       746,629    10,194,457      (116,369)   14,896,157

Net income                                                  2,115,683                   2,115,683
Dividends on common stock                                    (651,425)                   (651,425)
Change in net unrealized
  gains (losses) on securities
  available for sale                                                        738,160       738,160

BALANCE - December 31, 1995   $ 4,071,440   $   746,629   $11,658,715   $   621,791   $17,098,575

                 The accompanying notes are an integral part of this statement.


Page

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                      1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                       $ 2,115,683   $ 1,988,950   $ 1,886,654
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sale of securities      (575,795)     (413,493)     (374,982)
      Depreciation                     204,520       170,127       203,930
      Amortization of security
        premiums                       146,966       199,631       244,797
      Provision for loan losses        164,500        60,000        60,000
      Provision for deferred taxes     (28,497)      (25,396)       (5,715)
      (Increase) decrease in
        interest receivable           (261,755)       38,482       (13,015)
      Increase in other assets         (14,909)     (118,852)     (158,125)
      Increase (decrease) in
        accrued expenses               435,465      (148,127)         (575)
      Losses on limited
        partnership investments         49,901        33,268

  Net Cash Provided by
    Operating Activities             2,236,079     1,784,590     1,842,969

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest
    bearing bank deposits              (23,855)
  Change in federal funds sold      (1,787,000)                  1,080,000
  Proceeds from maturities of
    investment securities
    held to maturity                15,409,547    12,499,393    17,518,089
  Proceeds from maturities of
    securities available for sale    1,280,093     2,518,940
  Proceeds from sales of
    securities available for sale    4,931,003       803,253
  Proceeds from sales of investment
    securities held to maturity                                  1,207,294
  Purchases of securities
    available for sale              (6,740,372)   (1,656,077)
  Purchases of investment
    securities held to maturity    (13,256,220)  (11,548,349)  (27,013,582)
  Net increase in loans            (16,647,730)   (6,968,973)   (6,529,943)
  Purchase of property
    and equipment                     (627,202)     (176,483)     (221,430)
  Construction in progress
    payments                                        (248,711)

  Net Cash Used in
    Investing Activities           (17,461,736)   (4,777,007)  (13,959,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand
    and savings deposits               507,727     1,249,651     6,945,660
  Net increase (decrease)
    in time deposits                14,399,318    (1,629,866)   (1,126,328)
  Net increase (decrease)
    in short-term debt                 304,253      (302,913)      183,142
  Dividends paid in cash              (651,425)     (610,716)     (527,735)
  Proceeds from long-term debt       4,000,000     6,000,000     6,900,000
  Repayments on long-term debt      (2,538,919)   (1,537,452)     (405,405)

  Net Cash Provided by
    Financing Activities            16,020,954     3,168,704    11,969,334

Net Increase (Decrease) in
  Cash and Cash Equivalents            795,297       176,287      (147,269)

Cash and Cash Equivalents,
  Beginning of Year                  2,920,810     2,744,523     2,891,792

Cash and Cash Equivalents,
  End of Year                      $ 3,716,107   $ 2,920,810   $ 2,744,523

Supplemental Disclosure:
  Cash paid for:
    Interest expense               $ 5,369,040   $ 4,560,595   $ 4,462,586
    Income taxes                       792,241       823,985       700,481

       The accompanying notes are an integral part of this statement.


Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    NATURE OF OPERATIONS:

          F & M Bank Corp. ("Company"), through its subsidiary Farmers & Merchants Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham County, Virginia, and the adjacent counties of Page, Shenandoah and Augusta. Services are provided at five branch offices.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry.

          The following is a summary of the more significant policies:

          (a)  Principles of Consolidation

               The consolidated financial statements include the accounts of the Farmers and Merchants Bank, the TEB Life Insurance Company and Timway Insurance Agency, Inc. Significant intercompany accounts and transactions have been eliminated.

          (b)  Use of Estimates in the Preparation of Financial Statements

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements, actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

          (c)  Cash and Cash Equivalents

               Cash and cash equivalents include cash on hand and deposits at other financial institutions whose initial maturity is ninety days or less.

          (d)  Investment Securities

               Prior to December 31, 1993, all securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Marketable equity securities were stated at lower of aggregate cost or fair value.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (d)  Investment Securities (Continued)

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has reviewed the securities portfolio and classified all securities as either held to maturity or available for sale. Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as a separate component of stockholders' equity. Also included in securities available for sale are marketable equity securities. The adoption of this statement as of January 1, 1994, increased stockholders' equity by $757,000 (net of tax impact of $465,000). Changes subsequent to the adoption of this statement are shown as a separate item on the statement of stockholders' equity.

               Interest and dividends on securities and amortization of premiums and discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined on the specific identification method.

          (e)  Loans

               Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.

          (f)  Allowance for Loan Losses

               The allowance for loan losses is based upon management's knowledge and review of the loan portfolio. Estimation of an adequate allowance for loan losses involves the exercise of judgement, the use of assumptions with respect to present economic conditions and knowledge of the environment in which the Bank operates. Among the factors considered in determining the level of the allowance are the changes in composition of the loan portfolio, the amount of delinquent and nonaccrual loans, past loan loss experience and the value of collateral securing the loans.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (g)  Bank Premises and Equipment

               Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods. The ranges of the useful lives of the premises and equipment are as follows:

                    Buildings and Improvements        10 - 40 years
                    Furniture and Fixtures             3 - 20 years

               Maintenance, repairs, and minor improvements are charged to operations as incurred. Gains and losses on dispositions are reflected in other income or expense.

           (h) Pension Plans

               Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, reflecting the actual return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset.

           (i) Income Taxes

               Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under income tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

           (j) Earnings Per Share

               Earnings per share are based on the weighted average number of shares outstanding and take into account common stock equivalents outstanding during the year.


NOTE 3     CASH AND DUE FROM BANKS:

           The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash required to be on reserve with the Federal Reserve Bank was $522,000 and $516,000 for the years ended December 31, 1995 and 1994, respectively.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4     INVESTMENT SECURITIES:

           The amortized cost and fair value of securities held to maturity are as follows:
                                                         Gross          Gross
                                        Amortized     Unrealized     Unrealized        Fair
                                          Cost           Gains         Losses          Value
           December 31, 1995
            U. S. Treasuries
            and Agencies               $18,279,611    $    91,633    $    81,307    $18,289,937
           Mortgage-backed
            obligations of
            federal agencies             3,631,173         32,618          1,678      3,662,113
           State and municipals            476,460              0            893        475,567
           Corporate bonds               4,522,534         97,353              0      4,619,887

            Total Securities
              Held to Maturity         $26,909,778    $   221,604    $    83,878    $27,047,504

           December 31, 1994
           U. S. Treasuries
            and Agencies               $28,529,245    $        11    $ 1,211,356    $27,317,900
           State and municipals          1,313,699          3,155         12,416      1,304,438
           Corporate bonds               5,011,605         19,167         21,077      5,009,695

            Total Securities
              Held to Maturity         $34,854,549    $    22,333    $ 1,244,849    $33,632,033


           The amortized cost and fair value of securities available for sale are as follows:

           December 31, 1995
           U.S. Agencies               $ 2,998,825    $    59,613    $    30,000    $ 3,028,438
           Mortgage-backed
            obligations of
            federal agencies             2,859,115         19,779         15,150      2,863,744
           Marketable equities           6,429,220        944,887         56,130      7,317,977
           Corporate bonds               4,031,800         74,625              0      4,106,425

            Total Securities
              Available for
              Sale                     $16,318,960    $ 1,098,904    $   101,280    $17,316,584

           December 31, 1994
           Mortgage-backed
            obligations of
            federal agencies           $ 3,281,061    $     7,963    $   199,827    $ 3,089,197
           Marketable equities           6,034,510        421,461        408,008      6,047,963

            Total Securities
              Available for
              Sale                     $ 9,315,571    $   429,424    $   607,835    $ 9,137,160

Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4     INVESTMENT SECURITIES (CONTINUED):

           The amortized cost and fair value of securities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Securities Available for Sale  Securities Held to Maturity
                                        Amortized       Fair           Amortized       Fair
                                          Cost          Value            Cost          Value
           Due in one year or
            less                       $ 4,031,800   $ 4,106,425      $ 7,734,349   $ 7,714,984
           Due after one year
            through five years           2,998,825     3,028,438       15,187,913    15,327,839
           Due after five years
            through ten years                                           3,500,926     3,510,781
           Due after ten years                                            486,590       493,900

            Total                        7,030,625     7,134,863       26,909,778    27,047,504

           Mortgage-backed               2,859,115     2,863,744
           Marketable equities           6,429,220     7,317,977

                                       $16,318,960   $17,316,584      $26,909,778   $27,047,504

           Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 1995, 1994 or 1993. Realized gains and losses on marketable equity transactions are summarized below:

                                         1995         1994         1993

          Gains                        $ 620,036    $ 489,926    $ 440,197
          Losses                          44,241       76,433       65,215

            Net Gains                  $ 575,795    $ 413,493    $ 374,982


        In response to a statement from the Financial Accounting Standards Board permitting banks to reassess their classification of investments, the Bank transferred securities with a carrying value of $7,390,508 and net unrealized gains of $95,838 from held to maturity to available for sale in December 1995.

        The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $5,516,110 at December 31, 1995 and $2,000,841 at
        December 31, 1994.

        There were no state or political subdivision obligations of a single issuer which exceeded 10% of stockholders' equity at December 31, 1995, 1994 or 1993.


Page


                              F & M BANK CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4     INVESTMENT SECURITIES (CONTINUED):

           At December 31, 1995, the Company was committed to invest an additional $695,538 in two low income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects.

           Other investments consist of investments in two low income housing partnerships (carrying basis of $412,098) and stock in the Federal Home Loan Bank, Virginia Bankers Bank and Federal Reserve Bank (carrying basis of $1,049,800). The interests in the low income housing partnership have limited transferability and the interest in the FHLB stock is based on FHLB debt outstanding and thus is restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 1995.


NOTE 5     LOANS:

           Loans outstanding as of December 31 are summarized as follows:

                                                   1995           1994
          Real Estate
            Construction                        $ 2,540,013    $ 2,122,818
            Mortgage                             58,771,486     49,564,148
          Commercial and agricultural            25,018,296     20,474,132
          Installment                            10,806,613      8,427,239
          Credit cards                              806,745        753,345
          Other                                      20,678         20,666

            Total                               $97,963,831    $81,362,348


          The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totalling $24,014,113 and $22,718,951 as of December 31, 1995 and 1994,
          respectively.


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                             1995       1994       1993

          Balance, beginning of year        $744,513   $699,954   $665,159
          Provision charged to operating
             expenses                        164,500     60,000     60,000
          Loan recoveries                     18,252     30,100     15,726
          Loans charged off                  (64,499)   (45,541)   (40,931)


            Balance, end of year            $862,766   $744,513   $699,954

            Percentage of gross loans            .88%       .92%       .94%


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7     BANK PREMISES AND EQUIPMENT:

           Bank premises and equipment as of December 31 are summarized as follows:

                                                   1995           1994

           Land                                 $   392,237    $   326,829
           Buildings and improvements             1,804,459      1,420,869
           Furniture and equipment                1,975,042      1,643,183

                                                  4,171,738      3,390,881
           Less - Accumulated depreciation       (2,188,754)    (2,079,292)

             Net                                $ 1,982,984    $ 1,311,589

           Provisions for depreciation of $204,520 in 1995, $170,127 in 1994 and $203,930 in 1993 were charged to operations.


NOTE 8     SHORT-TERM DEBT:

           Short-term debt information is summarized as follows:

                                                                            Weighted
                                  Maximum     Outstanding      Average       Average     Year End
                              Outstanding at      at           Balance      Interest     Interest
                               Any Month End   Year End      Outstanding      Rate         Rate
          1995
            Treasury, tax
              and loan          $  708,163     $  137,730     $  265,833       4.76%       5.148%
            Federal funds
              purchased                  0              0          5,699        6.10             N/A
            Notes payable          700,000        700,000          7,671        8.20         8.20

            Totals                             $  837,730     $  279,203       4.88%        7.69%

          1994
            Treasury, tax
              and loan          $  439,857     $  203,477     $  250,542       3.46%        5.20%
            Federal funds
              purchased          1,110,000        330,000         51,863        5.10         5.87

            Totals                             $  533,477     $  302,405       3.74%        5.31%

          The Bank has lines of credit with correspondent banks totalling $4,600,000, which are used to manage short-term liquidity needs.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    LONG-TERM DEBT:

          The Company has borrowed on a cumulative basis $23,900,000 from the Federal Home Loan Bank of Atlanta (FHLB) since 1992. Advances for the years ended December 31, 1995 and 1994, were $4,000,000 and $6,000,000, respectively. The interest rates on the notes payable are fixed at the time of the advance and range from 5.62% to 7.72%; the weighted average interest rate is 6.50% at December 31, 1995.

          Repayments of long-term debt are due quarterly and interest is due monthly. Interest expense of $1,229,799 and $1,109,942 was incurred on these debts in 1995 and 1994, respectively. The maturities of long-term debt as of December 31, 1995 are as follows:

               1996                                  $  2,810,345
               1997                                     2,810,345
               1998                                     2,810,345
               1999                                     2,810,345
               2000                                     2,810,346
               Thereafter                               5,366,498

               Total                                 $ 19,418,224


NOTE 10   INCOME TAX EXPENSE:

          The components of the income tax expense for the years ended December 31 are as follows:

                                           1995        1994        1993

          Current expense
            Federal                      $ 940,882   $ 780,302   $ 655,187
            State                           42,701      24,295      28,504
          Deferred expense
            Federal                        (28,497)    (25,396)     (5,715)

            Total Income Tax Expense     $ 955,086   $ 779,201   $ 677,976

          Amounts in above arising
            from gains on security
            transactions                 $ 220,572   $ 159,000   $ 144,926


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                           1995        1994        1993

          Tax Effects of Temporary Differences:
            Accounting change            $ (11,523)  $ (11,524)  $ (11,524)
            Provision for loan losses      (40,206)    (18,210)    (10,385)
            Split dollar life insurance    (11,492)     (8,660)    (42,334)
            Depreciation                    (3,521)       (152)      9,548
            FHLB dividends                  (5,576)      4,794      19,346
            Pension expense                 18,272      14,357      19,935
            Low income housing credits      18,770      17,244
            Other                            6,779     (23,245)      9,699

            Deferred Income Tax Benefit  $ (28,497)  $ (25,396)  $  (5,715)

          The components of the deferred taxes as of December 31 are as follows:

                                                     1995          1994

          Deferred Tax Assets:
            Securities available for sale         $             $   62,040
            Bad debt allowance                       177,787       137,581
            Split dollar life insurance               62,486        50,994
            Other                                      6,668         7,025

            Total Assets                             246,941       257,640

          Deferred Tax Liabilities:
            Securities available for sale            375,831
            Low income housing credit                 36,014        17,244
            Accretion                                  9,278         2,856
            Depreciation                              18,949        22,470
            Pension                                  109,518        91,246
            Change in accounting method               34,572        46,095
            FHLB dividends                            18,564        24,140

            Total Liabilities                        602,726       204,051

            Net Asset (Liability)                 $ (355,785)   $   53,589


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the years ended December 31:

                                         1995         1994         1993

          Tax expense at federal
            statutory rates           $1,044,062   $  930,915   $  871,975
          Increases (decreases) in
            taxes resulting from:
              Tax-exempt interest        (14,792)     (34,349)     (65,588)
              Partially exempt income   (116,067)    (107,185)     (92,267)
              State income taxes, net     37,722       18,270       18,813
              Change in accounting
                method                                             (25,097)
              Other                        4,161      (28,450)     (29,860)

              Total Income Tax
                Expense               $  955,086   $  779,201   $  677,976


NOTE 11   PENSION EXPENSE:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. The Bank's funding policy is to fund the maximum amount permitted by federal income tax regulations. Plan assets consist primarily of investments in stocks and bonds.

          The Plan's funded status at December 31, 1995, 1994 and 1993 (plan information is as of October 1, 1995, 1994 and 1993) is as follows:


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11    PENSION EXPENSE (CONTINUED):

                                      1995          1994          1993

          Actuarial present value of
            benefit obligations:
              Vested               $(1,399,834)  $(1,407,164)  $(1,216,375)
              Nonvested                 (8,796)       (3,599)       (6,126)

          Accumulated benefit
            obligation              (1,408,630)   (1,410,763)   (1,222,501)
          Effect of assumed
            increase in
            compensation              (544,608)     (480,641)     (472,434)

          Projected benefit
            obligation for
            services to date        (1,953,238)   (1,891,404)   (1,694,935)
          Plan assets at fair
            market value             2,030,441     1,892,842     1,786,866

          Plan assets in excess
            of projected
            benefit obligation          77,203         1,438        91,931
          Deferred prior service
            costs                      158,983       168,919       178,855
          Unrecognized net asset
            existing at
            transition date            121,893       132,051       142,209
          Unrecognized net gains      (164,769)     (140,949)     (293,850)

          Prepaid Pension Expense  $   193,310   $   161,459   $   119,145

          The net periodic pension expense for years ended December 31 is as follows:

                                           1995        1994        1993

          Service cost                   $  83,185   $  83,911   $  74,018
          Interest cost on projected
            benefit obligation             140,436     126,436     109,173
          Actual return on plan assets    (168,653)    (17,223)   (127,299)
          Net amortization and deferrals    20,094    (128,438)     (7,532)

          Net Periodic Pension Cost      $  75,062   $  64,686   $  48,360

        In determining the projected benefit obligation, the weighted average assumed discount rate was 7.50%, the assumed rate of increase in future salary levels was 6% and expected long-term rate of return on assets used in determining the net periodic pension cost was 9%.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12    EMPLOYEE STOCK OWNERSHIP PLAN:

           The Company has established an employee stock ownership plan which provides stock ownership to all employees of the Bank.
           The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock when distributed have restrictions on transferability. The Company contributed $141,926 in 1995, $130,600 in 1994 and $120,301 in
           1993 to the Plan and charged this expense to operations.


NOTE 13    CONCENTRATIONS OF CREDIT:

           The Company had cash deposits in other commercial banks totaling $2,760,038 and $2,019,764 at December 31, 1995 and 1994,
           respectively.

           The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the state of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 60% of the loan portfolio is secured by real estate.


NOTE 14    COMMITMENTS:

           The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had outstanding the following commitments:

                                                   1995           1994

           Commitments to loan money            $12,915,632   $  9,296,304
           Standby letters of credit                240,000        205,500

           The Company uses the same credit policies in making commitments to loan money and issuing standby letters of credit as it does for the loans reflected in the balance sheet.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14    COMMITMENTS (CONTINUED):

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.


NOTE 15    TRANSACTIONS WITH RELATED PARTIES:

           During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

           Loan transactions to such related parties are shown in the following schedule:

                                                   1995           1994

           Total loans, beginning of year       $ 1,566,329    $ 1,266,040
           Existing loans to newly
            appointed directors                     100,000              0
           New loans                                640,685      1,197,112
           Payments made                           (891,014)      (896,823)
           Loans to retiring officers
            and directors                           (28,664)             0

           Total Loans, end of year             $ 1,387,336    $ 1,566,329


NOTE 16    DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

           The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The amount of dividends the Bank may pay is restricted by the Federal Reserve Act and approval of the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank in any year exceed the sum of (1) net income of the current year and (2) net income after dividends for the preceding two years. As of January 1, 1996, approximately $1,501,599 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $170,458 in 1995, $972,859 in 1994 and $764,643 in 1993.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17    STOCK SPLIT EFFECTED IN THE FORM OF A DIVIDEND:

           In September 1993, the Company declared a two for one stock split to be distributed in the form of a dividend. One additional share was distributed for each share outstanding as of October 1, 1993 with no change in the par value of the stock. All per share computations have been restated to reflect this stock split.


NOTE 18    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

           Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

           Estimated fair value and the carrying value of financial instruments at December 31, 1995, are as follows (in thousands):

                                                  Estimated     Carrying
                                                 Fair Value       Value

          Financial Assets:

          Cash and cash equivalents               $  5,585      $  5,585
          Securities available for sale             17,316        17,316
          Securities held to maturity               27,047        26,910
          Other investments                          1,462         1,462
          Loans                                     97,211        97,101
          Accrued interest receivable                1,264         1,264

          Financial Liabilities:

          Demand Deposits:
            Non-interest bearing                    10,941        10,941
            Interest bearing                        20,243        20,243
          Savings deposits                          30,234        30,234
          Time deposits                             52,713        52,243
          Accrued interest payable                     477           477

          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using a pricing model which takes into consideration maturity, yields and quality. The remainder of the financial instruments was valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 1995.


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                               BALANCE SHEETS

                                                       December 31,
                                                   1995           1994

ASSETS

  Cash                                          $     4,112    $     3,639
  Investment in subsidiaries                     10,230,568      8,061,808
  Loans receivable                                  291,819        300,500
  Securities available for sale                   7,745,026      6,409,034
  Accrued interest receivable                         1,639          1,801
  Due from subsidiaries                             120,564        228,267
  Income tax receivable                                   0         76,322

  Total Assets                                  $18,393,728    $15,081,371

LIABILITIES

  Interest payable                              $       467    $         0
  Dividends payable                                 162,858        162,858
  Short-term debt                                   700,000              0
  Income taxes payable                               58,087              0
  Deferred income tax                               373,741         22,356

  Total Liabilities                               1,295,153        185,214

STOCKHOLDERS' EQUITY

  Common stock par value $5 per
    share, 1,000,000 shares authorized,
      814,288 shares issued and
      outstanding                                 4,071,440      4,071,440
    Capital surplus                                 746,629        746,629
    Retained earnings                            11,658,715     10,194,457
    Net unrealized gains (losses)
      on securities available for sale              621,791       (116,369)

    Total Stockholders' Equity                   17,098,575     14,896,157

    Total Liabilities and
      Stockholders' Equity                      $18,393,728    $15,081,371


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


               STATEMENTS OF NET INCOME AND RETAINED EARNINGS


                                           Years Ended December 31,
                                       1995          1994          1993

INCOME

  Dividends from affiliate         $   170,458    $  972,859   $   764,643
  Interest on bank balances                  0             0           293
  Interest on loans                     26,786        29,352        33,280
  Investment income - taxable            1,675         2,793         9,551
  Investment income
    - nontaxable                             0         3,980        43,631
  Dividend income                      374,159       355,979       278,509
  Security gains                       620,036       464,933       440,197
  Other                                      0             0            99

  Total Income                       1,193,114     1,829,896     1,570,203

EXPENSES

  Limited partnership
    losses, net of credits               8,854        33,268             0
  Interest expense                         467                      11,540
  Administration expense                73,697        70,938        58,528

  Total Expenses                        83,018       104,206        70,068

Net income before income
  tax expense and increase
  in undistributed equity
  of affiliates                      1,110,096     1,725,690     1,500,135

INCOME TAX EXPENSE                     267,699       151,284       185,144

Income before increase in
  undistributed equity of
  affiliates                           842,397     1,574,406     1,314,991

Increase in undistributed
  equity of affiliates               1,273,286       414,544       571,663

  NET INCOME                         2,115,683     1,988,950     1,886,654

Retained earnings,
  beginning of year                 10,194,457     8,816,223     9,493,979
Cash dividends of common stock        (651,425)     (610,716)     (528,690)
Stock dividends                              0             0    (2,035,720)

Retained Earnings, End of Year     $11,658,715   $10,194,457   $ 8,816,223


Page

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                          STATEMENTS OF CASH FLOWS


                                         Years Ended December 31,
                                    1995           1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                    $  2,115,683   $  1,988,950   $  1,886,654
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Undistributed subsidiary
        income                    (1,273,286)      (414,544)      (571,663)
      Deferred tax expense            18,770         17,244
      Gain on sale of
        securities                  (620,036)      (464,933)      (440,197)
      Decrease in interest
        receivable                       162            726         15,107
      Decrease (increase) in due
        from subsidiary              107,703          9,880       (238,147)
      Decrease (increase) in
        other receivables             76,324        (72,184)        75,620
      Increase (decrease) in
        accrued expenses              99,596        (85,813)         9,301
      Increase (decrease) in
        due to subsidiary                                         (206,611)
      Losses on limited
        partnership investments        8,854         33,268

  Net Cash Provided by
    Operating Activities             533,770      1,012,594        530,064

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of
    investments  available
    for sale                       2,260,956        803,252      1,000,794
  Proceeds from maturity of
    investments held to
    maturity                                        122,467      1,546,126
  Purchase of investments
    available for sale            (2,030,149)    (1,204,971)    (1,980,679)
  Purchase of other investments     (121,359)      (291,810)      (116,585)
  (Increase) decrease in
    loans receivable                   8,680        157,528        (57,657)
  Investment in subsidiary          (700,000)                     (499,645)

  Net Cash Used in Investing
    Activities                      (581,872)      (413,534)      (107,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt        700,000
  Stock issued to stock


    bonus plan                                                     110,995
  Dividends paid in cash            (651,425)      (610,716)      (527,735)

  Net Cash Provided by (Used in)
    Financing Activities              48,575       (610,716)      (416,740)

Net Increase (Decrease) in
  Cash and Cash Equivalents              473        (11,656)         5,678

Cash and Cash Equivalents,
  Beginning of Year                    3,639         15,295          9,617

Cash and Cash Equivalents,
  End of Year                   $      4,112   $      3,639   $     15,295


Page

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                 Principal Occupation
    Name and Position             Director          During the Last
      with the Bank          Age    Since             Five Years

                             CLASS A DIRECTORS
          (to serve until the 1997 annual meeting of shareholders)

Lawrence H. Hoover, Jr.      61     1981     Attorney, Partner in Hoover,
Vice Chairman of the Board                   Penrod, Davenport & Crist and
                                             its predecessor since 1971

Richard S. Myers             48     1988     President of Dick Myers
                                             Chevrolet-GEO since February
                                             1991

Ronald E. Wampler            48     1991     Farmer and partner in Dove
                                             Farms, Inc. and its affiliates


                             CLASS B DIRECTORS
          (to serve until the 1998 annual meeting of shareholders)

Thomas L. Cline              49     1991     Secretary/Treasurer of Truck &
                                             Equipment Corp. and related
                                             companies since 1974

Robert L. Halterman          60     1980     President of Virginia Mustang
                                             Supply, Inc., an auto parts
                                             company

Wayne L. Long                66     1985     Real estate and retired farmer

Michael W. Pugh              41     1994     President of Old Dominion
                                             Realty, Inc.; Partner in Tri-
                                             City Development; President of
                                             Colonial Appraisal Service,
                                             Inc.


                             CLASS C DIRECTORS
          (to serve until the 1999 annual meeting of shareholders)

Julian D. Fisher             55     1990     President of Farmers &
President                                    Merchants Bank since Oct.
                                             1991; Exec. VP of the Bank
                                             from May 1990 to Oct. 1991

Dan B. Todd                  64     1969     CEO of Farmers & Merchants
Chairman                                     Bank since 1969; Chairman of
                                             the Board of the Bank since
                                             Oct. 1991; Pres. of the
                                             Company and the Bank and its
                                             predecessor from 1969 to Oct.
                                             1991


Page

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of the common stock of the Company, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during 1995, all filing requirements applicable to its officers and directors were complied with except that Richard S. Myers, Director, inadvertently failed to file reports between 1988 and 1995 covering 400 shares of common stock of the Company that were acquired for his IRA accounts. A corrective filing has been made.


Item 10.  Executive Compensation

The Summary Compensation Table below sets forth the compensation of the Company's Chief Executive Officer for all services rendered to the Company and its subsidiary, Farmers & Merchants Bank, for the last three fiscal years.

                         SUMMARY COMPENSATION TABLE

          Name and              Annual Compensation 1      Other
     Principal Position   Year  Salary ($)   Bonus ($) Compensation ($) 2

     Dan B. Todd
       Chief Executive    1995   $ 95,000    $ 45,000      $ 31,585
       Officer and
         Chairman         1994     92,500      40,000        31,195
         of Board         1993     90,000      35,000        30,833

1 The value of perquisites and other personal benefits did not exceed the lessor of $50,000 or 10% of the total of annual salary and bonus.

2 The amounts presented include the Company's contribution for the benefit of Mr. Todd under the Company's Stock Bonus Plan ($13,877, $13,318 and $12,791 in 1995, 1994 and 1993, respectively) and the gross value of life insurance premiums paid by the Company on behalf of Mr. Todd ($17,708, $17,877 and $18,042 in 1995, 1994 and 1993,
     respectively). Pursuant to a split-dollar insurance agreement between the Company and Mr. Todd, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Todd.

(1) Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: One hundred and fifty dollars ($150) for each Board of Directors' meeting, and fifty dollars ($50) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 1995, a bonus of $4,000 was paid to each Director.


Page

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 1995.

The following table sets forth the number and percentage of shares of common stock held, as of December 31, 1995 by each of the Company's directors and all of the Company's directors and officers as a group.

                                            Amount                Percent
                                         Beneficially               of
         Name of Owner                       Owned                 Class

     Thomas L. Cline                         1,875 1               .230%

     Julian D. Fisher                        6,910 2               .849%

     Robert L. Halterman                     9,616                1.181%

     Lawrence H. Hoover, Jr.                11,005 3              1.351%

     Wayne L. Long                           5,080 4               .624%

     Richard S. Myers                        3,740 5               .459%

     Michael W. Pugh                           200                 .025%

     Dan B. Todd                            11,782 6              1.447%

     Ronald E. Wampler                       2,500                 .307%

     All Directors and executive
     officers as a group                    52,708                6.473%



1 Includes 1,241 shares owned directly, 578 shares owned jointly with another member of his household and 56 shares owned by another member of his household.

2 Includes 3,132 shares owned directly, 2,730 shares owned by another member of his household and 1,048 shares which are vested in the Company's stock bonus plan.

3 Includes 10,280 shares owned directly and 725 shares owned by members of his household.

4 Includes 1,284 shares owned directly and 3,796 shares owned by a member of his household.

5 Includes 1,600 shares owned directly and 2,140 shares held in Mr. Myers' IRA account.

6 Includes 1,660 shares owned directly, 8,554 shares owned by a member of his household and 1,568 shares which are vested in the Company's stock bonus plan.


Page

Item 12.  Certain Relationships and Related Transactions

Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 15 of the consolidated financial statements.


Part IV

Item 13.  Exhibits and Reports on Form 8-K

     Exhibit No.

         3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

         3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

          21        Subsidiaries of the small business issuers attached

          23        Consent of Certified Public Accountant attached

          27        Financial Data Schedule attached



Reports on Form 8-K

The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1995.


Page

                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        F & M Bank Corp.



                                By:     DAN B. TODD
                                        Dan B. Todd, Chairman
                                        Chief Executive Officer
                                        and Chief Financial Officer


                                Date:   March 21, 1996


                                By:     RALPH C. FOLTZ, JR.
                                        Ralph C. Foltz, Jr.
                                        Controller and Chief Accounting
                                        Officer


                                Date:   March 21, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

         Signature                  Title                     Date

THOMAS L. CLINE                 Director                 March 21, 1996
Thomas L. Cline



JULIAN D. FISHER                Director, President      March 21, 1996
Julian D. Fisher



ROBERT L. HALTERMAN             Director                 March 21, 1996
Robert L. Halterman


Page

LAWRENCE H. HOOVER, JR.         Director                 March 21, 1996
Lawrence H. Hoover, Jr.



WAYNE L. LONG                   Director                 March 21, 1996
Wayne L. Long



RICHARD S. MYERS                Director                 March 21, 1996
Richard S. Myers



MICHAEL W. PUGH                 Director                 March 21, 1996
Michael W. Pugh



DAN B. TODD                     Director, Chairman       March 21, 1996
Dan B. Todd                     and Chief Executive
                                Officer



RONALD E. WAMPLER               Director                 March 21, 1996
Ronald E. Wampler