Form 10QSB
period 1996-03-31
F&M BANK CORP
filed 1996-05-13
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB




                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number   0-13273
March 31, 1996


                              F & M BANK CORP.

              Virginia                                       54-1280811
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

              Class                           Outstanding at March 31, 1996
Common Stock, par value - $5                       814,288 shares


Page


                              F & M BANK CORP.


                                   INDEX


                                                                     Page

PART I    FINANCIAL INFORMATION                                        2

Item 1.   Financial Statements

          Consolidated Statements of Income - Three Months
          Ended March 31, 1996 and 1995                                2

          Consolidated Balance Sheets - March 31, 1996
          and December 31, 1995                                        3

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1996 and 1995          4

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1996 and 1995                         5

          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


PART II   OTHER INFORMATION                                           14

Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities                                       14

Item 3.   Defaults upon Senior Securities                             14

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 5.   Other Information                                           14

Item 6.   Exhibit and Reports on Form 8K                              14


          SIGNATURES                                                  18


Page

Part I    Financial Information
Item 1.   Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                     Three Months Ended
                                                          March 31,
                                                      1996         1995
Interest Income
  Interest and fees on loans                       $   2,295    $   1,927
  Interest on federal funds sold                          28            6
  Interest on interest bearing deposits                    7            4
  Interest and dividends on investment
    securities
      Taxable                                            686          583
      Nontaxable                                           9           17

  Total Interest Income                                3,025        2,537

Interest Expense
  Interest on demand accounts                            140          160
  Interest on savings deposits                           298          301
  Interest on time deposits                              759          451

  Total interest on deposits                           1,197          912

  Interest on short-term debt                             14            3
  Interest on long-term debt                             322          284

  Total Interest Expense                               1,533        1,199

  Net Interest Income                                  1,492        1,338

Provision for Loan Losses                                 25           16

  Net Interest Income after Provision
    for Loan Losses                                    1,467        1,322

Noninterest Income
  Service charges                                         58           60
  Other                                                   44           38
  Security gains                                         172          152

  Total Noninterest Income                               274          250

Noninterest Expense
  Salaries                                               371          364
  Employee benefits                                      144          140
  Occupancy expense                                       41           32
  Equipment expense                                       67           43
  FDIC insurance                                           8           55
  Other                                                  223          204

  Total Noninterest Expense                              854          838

Income before Income Taxes                               887          734

  Income Taxes                                           256          216

  Net Income                                       $     631    $     518

Per Share Data

  Net Income                                       $     .78    $     .64

  Cash Dividends                                   $     .20    $     .20

  Equivalent Shares Outstanding                      814,288      814,288


      The accompanying notes are an integral part of these statements.


Page

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                   March 31,  December 31,
     ASSETS                                          1996         1995


Cash and due from banks                            $   2,645    $   3,716
Federal funds sold                                     1,368        1,787
Interest bearing deposits in banks                        51           82
Securities held to maturity (note 3)                  27,826       26,910
Securities available for sale (note 3)                19,175       17,316
Other investments                                      1,460        1,462

Loans, net of unearned discount (note 4)             100,933       97,964
  Less reserve for loan losses (note 5)                 (862)        (863)

  Net Loans                                          100,071       97,101

Bank premises and equipment                            1,937        1,983
Interest receivable                                    1,322        1,264
Other assets                                             677          680

  Total Assets                                     $ 156,532    $ 152,301

      LIABILITIES

Deposits
  Noninterest bearing demand                       $  11,133    $  10,941
  Interest bearing
    Demand                                            20,297       20,243
    Savings deposits                                  30,576       30,234
    Time deposits                                     54,555       52,243

  Total Deposits                                     116,561      113,661

Short-term debt                                        1,528          838
Long-term debt                                        19,691       19,418
Accrued expenses                                       1,374        1,286

  Total Liabilities                                  139,154      135,203

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 814,288 shares
  issued and outstanding                               4,071        4,071
Surplus                                                  747          747
Retained earnings                                     12,127       11,658
Unrealized gain on securities available
  for sale                                               433          622

  Total Stockholders' Equity                          17,378       17,098

  Total Liabilities and Stockholders' Equity       $ 156,532    $ 152,301


      The accompanying notes are an integral part of these statements.


Page

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                       Three Months
                                                           Ended
                                                         March 31,
                                                     1996         1995

Balance, beginning of period                       $  17,098    $  14,896

Dividends declared                                      (162)        (162)
Change in unrealized gain (loss) on
  securities available for sale                         (189)         291
Net income for period                                    631          518

Balance, end of period                             $  17,378    $  15,543


      The accompanying notes are an integral part of these statements.


Page

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                        Three Months
                                                            Ended
                                                          March 31,
                                                      1996         1995

Cash Flows from Operating Activities:
  Net income                                       $     631    $     518
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        58           35
      Amortization of security premiums                   33           42
      Provision for loan losses                           25           16
      Increase in interest receivable                    (58)        (195)
      Decrease in other assets                             3           94
      Increase in accrued expenses                       200          450
      Gain on security transactions                     (172)        (152)
      Losses on limited partnership investments           10

      Net adjustments                                     99          290

  Net Cash Provided by Operating Activities              730          808

Cash Flows from Investing Activities:
  Purchase of investments available for sale          (3,003)        (819)
  Proceeds from sales of investments
    available for sale                                   874        1,174
  Proceeds from maturity of investments
    available for sale                                   130        1,054
  Proceeds from maturity of investments
    held to maturity                                   3,310        5,815
  Purchase of investments held to maturity            (4,256)      (2,547)
  Net increase in loans                               (2,995)      (4,111)
  Purchase of property and equipment                     (12)        (334)
  Increase in federal funds sold                         419       (2,080)
  Net decrease in interest bearing
    bank deposits                                         31

  Net Cash Used in Investing Activities               (5,502)      (1,848)

Cash Flows from Financing Activities:
  Net increase in deposits                             2,900          701
  Net decrease in short-term borrowings                  690         (455)
  Cash dividends paid                                   (162)        (162)
  Increase in long-term debt                           1,000        1,000
  Repayment of long-term debt                           (727)        (510)

  Net Cash Provided by Financing Activities            3,701          574

Net Decrease in Cash and Cash Equivalents             (1,071)        (466)

Cash and Cash Equivalents, Beginning of Period         3,716        2,921

Cash and Cash Equivalents, End of Period           $   2,645    $   2,455

Supplemental Disclosure:
  Cash paid for:
    Interest expense                               $   1,188    $   1,165
    Income taxes                                          55           10

      The accompanying notes are an integral part of these statements.


Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and March 31, 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of the F & M Bank Corp.


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


NOTE 3     INVESTMENT SECURITIES:

              The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 1996 and December 31, 1995 follows:

                                     1996                    1995
                              Carrying   Market       Carrying   Market
                                Value     Value         Value     Value

          Securities Held to Maturity

          U. S. Treasury
            and Agency
            obligations       $ 18,244   $ 18,217     $ 18,280   $ 18,290
          State and municipal      720        718          476        476
          Other securities       3,426      3,485        4,523      4,620
          Mortgage-backed
            securities           5,436      5,386        3,631      3,662

            Total             $ 27,826   $ 27,806     $ 26,910   $ 27,048


Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    INVESTMENT SECURITIES (CONTINUED):

                                     1996                    1995
                               Market                  Market
                                Value     Cost          Value     Cost

          Securities Available for Sale

          U. S. Treasury
            and Agency
            obligations       $  3,031   $  2,999     $  3,028   $  2,999
          Equity securities      6,744      6,084        7,318      6,429
          Mortgage-backed
            securities           3,195      3,191        2,864      2,859
          Other securities       6,205      6,206        4,106      4,032

            Total             $ 19,175   $ 18,480     $ 17,316   $ 16,319


NOTE 4     LOANS:

              Loans outstanding are summarized as follows:

                                                   March 31,  December 31,
                                                     1996         1995

          Real Estate
            Construction                           $   2,723    $   2,540
            Mortgage                                  61,328       58,771
          Commercial and agricultural                 24,896       25,018
          Installment                                 11,254       10,807
          Credit cards                                   705          807
          Other                                           27           21

            Total                                  $ 100,933    $  97,964


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the three months ended March 31, 1996 and 1995 follows:

                                                       1996        1995

          Balance, beginning of period               $    863   $     744
          Provisions charged to operating expenses         25          16
          Loan recoveries                                   2           2
          Loan charge-offs                                (28)         (6)

            Balance, End of Period                   $    862   $     756


Page


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

      The financial condition of F & M Bank Corp. remained strong in the first quarter of 1996. Annualized growth in total assets was 11.16% and annualized growth in deposits was 10.08%. Net income for the first quarter increased $113,743 or 21.81%. The increase in capital of 6.55% can be attributed to the increase in net earnings for the quarter.

Results of Operations

      The dollar amount of the tax equivalent, net interest margin increased 11.26% in the first quarter of 1996 compared to the first quarter of 1995. An increase in the cost of funds of (.40%) was partially offset by an increase in the return on earning assets of (.13%). The increase in net interest margin income is primarily attributable to an increase in net earning assets (i.e., volume increases). A schedule of the net interest margin for the first quarter of 1996 and 1995 is shown on page 12 as Table I.

      Noninterest income increased 9.60% in the first three months of 1996 compared to the first three months of 1995. This increase was due mainly to an increase in security gains to $172,000 in 1996 compared to $152,000 in 1995.

      Noninterest expenses increased only 1.91% in 1996 compared to 1995. This small increase can be attributed to two factors. FDIC insurance assessments decreased $47,000 due to decrease rates for well capitalized institutions. Also, in 1995, there were additional expenses associated with the opening of the Bridgewater office that were not incurred in 1996.

Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 1996, the market value of all securities available for sale exceeded their amortized cost by $696,547 ($432,943 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of the securities to have a direct impact on earnings.


Page


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


      Securities (Continued)

      Investments in securities increased in the first quarter of 1996 as deposit growth has been steady and some of this growth has been directed to investments. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 35% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

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

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economics and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. Poultry production in the Company's trade area showed moderate growth in 1995, however, the forecast for 1996 is uncertain because of a period of sustained high grain prices which has reduced income in the industry. The Russian embargo on poultry imports was recently lifted which should help increase the poultry industry's exports for 1996.

      The first three months of 1996 saw continued strong loan demand as loans grew at an annualized rate of 12.07%. Funding of the new loans was made possible by increases in time deposits and retained income from operations. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1996.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $320,000 at March 31, 1996 compared to $380,000 at December 31, 1995. The Company had no nonaccrual or restructured loans at March 31, 1996.

      The Company did not have any loans that were considered impaired under Statement of Financial Accounting Standards No. 114 and No. 118. The Company does not foresee a material impact on operations as a result of these statements.


Page

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

      The gross amount of charge-offs for the first three months of 1996 was $27,220 compared to $6,000 in the first quarter of 1995. The allowance for loan losses was $862,000 at March 31, 1996 representing .85% of period ending loans outstanding. The provision for loan losses for the first three months of 1996 was $25,000 compared to $16,000 for the same period in 1995. The increased provisions reflects a lower rate of recoveries in 1996 and an increasing level of loans outstanding.

      Deposits and Long-Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Deposit growth was good in the first quarter of 1996 compared to the first quarter of 1995. The Company realized annualized deposit growth of 10.20% in the first quarter of 1996. This increase can be attributed to the continued strong deposit growth of the Bridgewater office which was opened in April 1995.

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Year-to-date borrowings totaled $1,000,000 in 1996 compared to repayments of $727,000 in this year.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1996, the Company's total risk based capital ratio was 17.63%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.10% at March 31, 1996 which exceeds that of the Company's peers. Management anticipates maintaining these capital levels throughout 1996.


Page


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

      As a secondary source of funds, the Company's subsidiary bank maintains lines of credit with correspondent financial institutions that allow it to borrow funds on an overnight basis. In the past, these lines have been utilized sparingly as bank deposits have been more than sufficient to fund loan demands. The Company does not foresee any change in this philosophy in the near future.

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


Page
TABLE I

                                          F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                     Three Months Ended                  Three Months Ended
                                       March 31, 1996                      March 31, 1995

                                Average    Income/                 Average     Income/
                                Balance    Expense     Rates       Balance     Expense     Rates

Rate Related Income
  Loans 1                       $ 99,187   $  2,298     9.27%      $ 83,132   $   1,930     9.29%
  Federal funds sold               2,060         28     5.44            409           6     5.87
  Interest bearing
    deposits                         514          7     5.45            215           4     7.44
  Investments
    Taxable                       38,222        580     6.07         33,965         483     5.48
    Partially taxable              6,802        149     8.76          6,826         139     8.15
    Tax exempt 1                     700         12     6.86          1,295          22     6.80

  Total Earning Assets           147,485      3,074     8.34        125,842       2,584     8.21

Interest Expense
  Demand deposits                 20,299        140     2.76         21,114         160     3.03
  Savings                         30,609        298     3.89         29,223         301     4.12
  Time deposits                   53,716        759     5.65         38,554         451     4.68
  Short-term debt                    957         14     5.85            275           3     4.36
  Long-term debt                  19,975        322     6.45         17,940         284     6.33

  Total Interest Bearing
    Liabilities                 $125,556      1,533     4.88       $107,106       1,199     4.48

  Net Interest Margin 1                    $  1,541                           $   1,385

  Net Yield on Interest
    Earning Assets                                      4.18%                               4.40%

<F1>
1  On a taxable equivalent basis.

Page
TABLE II

                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                           MARCH 31, 1996
                                      (In Thousands of Dollars)

                    0 - 3       4 - 12      1 - 5       5 -10     Over 10        Not
                    Months      Months      Years       Years      Years      Classified    Total

Uses of Funds

  Loans:
    Commercial    $  15,790   $   1,945   $   6,117   $     745   $     326   $           $  24,923
    Installment          57         571      10,568          58                              11,254
    Real estate       4,642       5,500      34,485       9,560       9,864                  64,051
    Credit cards        705                                                                     705
  Interest bearing
    bank deposits        51                                                                      51
  Investment
    securities        6,884       4,994      22,565       5,814                   8,204      48,461
  Federal funds
    sold              1,368                                                                   1,368

  Total           $  29,497   $  13,010   $  73,735   $  16,177   $  10,190   $   8,204   $ 150,813

Sources of Funds

  Interest bearing
    deposits      $  20,297   $           $           $           $           $           $  20,297
  Regular savings    30,576                                                                  30,576
  Certificates of
    deposit
    100,000
    and over          1,065       1,615       2,796                                           5,476
  Other certificates
    of deposit        8,647      22,746      17,611          75                              49,079
  Short-term
    borrowings        1,528                                                                   1,528
  Long-term debt        892       2,081      11,381       5,337                              19,691

  Total           $  63,005   $  26,442   $  31,788   $   5,412   $           $           $ 126,647

Discrete Gap      $ (33,508)  $ (13,432)  $  41,947   $  10,765   $  10,190   $   8,204   $  24,166
Cumulative Gap      (33,508)    (46,940)     (4,993)      5,772      15,962      24,166
Ratio of Cumulative
  Assets to Cumulative
  Liabilities          46.8%       47.5%       95.9%      104.6%      112.6%        N/A

<F2>
Table II reflects the earlier of the maturity on repricing dates for various assets and liabilities at March 31, 1996.  In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.  Proceeds from the redemption of investments and deposits are included in the period of maturity.

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

          (a)  Exhibit

                 3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                 3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                 21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

                 27    Financial Data Schedule attached


          (b)  Reports on Form 8-K

                 The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1995.


Page

                               EXHIBIT INDEX



Exhibit
 Index                                                         Page Number

  27      Financial Data Schedule for the quarter ending
          March 31, 1996                                           16


Page

                                 Signature


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              F & M BANK CORP.



                              JULIAN D. FISHER
                              Julian D. Fisher
                              President and Principal Financial Officer


                              RALPH C. FOLTZ, JR.
                              Ralph C. Foltz, Jr.
                              Controller and Chief Accounting Officer




Date May 10, 1996