Form 10QSB
period 1996-06-30
F&M BANK CORP
filed 1996-08-14
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number:  0-13273
  June 30, 1996


                              F & M BANK CORP.

           Virginia                                         54-1280811
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

           Class                              Outstanding at June 30, 1996
Common Stock, par value - $5                         818,654 shares



                              F & M BANK CORP.

                                   INDEX

                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1996 and 1995                                  2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1996 and 1995                                  3

          Consolidated Balance Sheets - June 30, 1996 and
          December 31, 1995                                             4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1996 and 1995                                  5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1996 and 1995              6

          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            15

Item 1.   Legal Proceedings                                            15

Item 2.   Changes in Securities                                        15

Item 3.   Defaults upon Senior Securities                              15

Item 4.   Submission of Matters to a Vote of Security Holders          15

Item 5.   Other Information                                            15

Item 6.   Exhibit and Reports on Form 8K                               15


          SIGNATURES                                                   19


Page

Part I  Financial Information
Item 1  Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995
Interest Income
  Interest and fees on loans                     $    4,652    $    3,981
  Interest on federal funds sold                         45            43
  Interest on interest bearing deposits                  10            19
  Interest and dividends on investment securities
    Taxable                                           1,417         1,207
    Nontaxable                                           18            31

  Total Interest Income                               6,142         5,281

Interest Expense
  Interest on demand accounts                           267           310
  Interest on savings deposits                          570           596
  Interest on time deposits                           1,527         1,041

  Total interest on deposits                          2,364         1,947

  Interest on short-term debt                            41             5
  Interest on long-term debt                            633           592

  Total Interest Expense                              3,038         2,544

Net Interest Income                                   3,104         2,737

Provision for Loan Losses                                50            40

Net Interest Income after Provision
  for Loan Losses                                     3,054         2,697

Noninterest Income
  Service charges                                       121           119
  Other                                                  83            79
  Security gains                                        169           328

  Total Noninterest Income                              373           526

Noninterest Expense
  Salaries                                              732           721
  Employee benefits                                     284           284
  Occupancy expense                                      82            72
  Equipment expense                                     132           100
  FDIC insurance                                         16           111
  Other                                                 441           423

  Total Noninterest Expense                           1,687         1,711

Income before Income Taxes                            1,740         1,512

Provision for Income Taxes                              520           439

Net Income                                       $    1,220    $    1,073

Per Share Data

  Net Income                                     $     1.50    $     1.32

  Cash Dividends                                 $      .42    $      .40

  Equivalent Shares Outstanding                     815,224       814,288


      The accompanying notes are an integral part of these statements.

Page


                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                    Three Months Ended
                                                         June 30,
                                                    1996          1995
Interest Income
  Interest and fees on loans                     $    2,357    $    2,054
  Interest on federal funds sold                         17            37
  Interest on time deposits                               3            15
  Interest and dividends on investment securities
    Taxable                                             710           624
    Nontaxable                                            9            14

  Total Interest Income                               3,096         2,744

Interest Expense
  Interest on demand deposits                           127           150
  Interest on savings accounts                          272           295
  Interest on time deposits                             768           590

  Total interest on deposits                          1,167         1,035

  Interest on short-term debt                            27             2
  Interest on long-term debt                            311           308

  Total Interest Expense                              1,505         1,345

Net Interest Income                                   1,591         1,399

Provision for Loan Losses                                25            24

Net Interest Income after Provision
  for Loan Losses                                     1,566         1,375

Noninterest Income
  Service charges                                        63            59
  Other                                                  39            41
  Security gains (losses)                                (3)          176

  Total Noninterest Income                               99           276

Noninterest Expense
  Salaries                                              361           357
  Employee benefits                                     140           144
  Occupancy expense                                      41            40
  Equipment expense                                      65            57
  FDIC insurance                                          8            56
  Other                                                 218           219

  Total Noninterest Expense                             833           873

Income before Income Taxes                              832           778

Provision for Income Tax                                243           223

Net Income                                       $      589    $      555

Per Share Data

  Net Income                                     $      .72    $      .68

  Cash Dividends                                 $      .22    $      .20

  Equivalent Shares Outstanding                     816,159       814,288

      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                   June 30,    December 31,
     ASSETS                                          1996          1995

Cash and due from banks                          $    3,235    $    3,716
Federal funds sold                                       54         1,787
Interest bearing deposits in banks                      114            82
Securities held to maturity (note 2)                 24,724        26,910
Securities available for sale (note 2)               19,309        17,316
Other investments                                     1,429         1,462

Loans, net of unearned discount (note 3)            104,312        97,964
  Less reserve for loan losses (note 4)                (884)         (863)

  Net Loans                                         103,428        97,101

Bank premises and equipment                           1,933         1,983
Interest receivable                                   1,281         1,264
Other assets                                            680           680

  Total Assets                                   $  156,187    $  152,301

      LIABILITIES

Deposits
  Noninterest bearing demand                     $   12,216    $   10,941
  Interest bearing
    Demand                                           19,181        20,243
    Savings deposits                                 29,644        30,234
    Time deposits                                    54,948        52,243

  Total Deposits                                    115,989       113,661

Repurchase agreements outstanding                     1,664
Other short-term debt                                   749           838
Long-term debt                                       18,799        19,418
Accrued expenses                                      1,109         1,286

  Total Liabilities                                 138,310       135,203

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 818,654 shares
  issued and outstanding                              4,093         4,071
Surplus                                                 867           747
Retained earnings                                    12,536        11,658
Unrealized gain (loss) on securities
  available for sale                                    381           622

  Total Stockholders' Equity                         17,877        17,098

  Total Liabilities and Stockholders' Equity     $  156,187    $  152,301

      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                     Six Months Ended
                                                          June 30,
                                                     1996          1995
Cash Flows from Operating Activities:
  Net income                                     $    1,220    $    1,073
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      116            86
      Amortization of security premiums                  60            74
      Gain on security transactions                    (169)         (328)
      Provision for loan losses                          50            40
      Increase in interest receivable                   (17)          (64)
      Decrease in other assets                                        119
      Increase (decrease) in accrued expenses           104           298
      Losses on limited partnership investments          19

  Total Adjustments                                     163           225

  Net Cash Provided by Operating Activities           1,383         1,298

Cash Flows from Investing Activities:
  Proceeds from sales of investments
    available for sale                                1,920         1,578
  Proceeds from maturity of investments
    available for sale                                  667         2,392
  Proceeds from maturity of investments
    held to maturity                                  6,893         8,185
  Purchase of investments available for sale         (4,771)         (819)
  Purchase of investments held to maturity           (4,773)       (9,157)
  Net decrease (increase) in federal funds sold       1,733        (1,980)
  Net increase in loans                              (6,377)       (8,098)
  Purchase of property and equipment                    (66)         (479)
  Net increase in interest bearing bank deposits        (32)

  Net Cash Used in Investing Activities              (4,806)       (8,378)

Cash Flows from Financing Activities:
  Net increase in deposits                            2,328         6,576
  Increase in repurchase liabilities                  1,664
  Net decrease in other short-term borrowings           (89)          (66)
  Additions to long-term borrowings                   1,000         2,000
  Repayment of long-term borrowings                  (1,619)       (1,162)
  Payment of dividends                                 (342)         (326)

  Net Cash Provided by Financing Activities           2,942         7,022

Net Decrease in Cash and Cash Equivalents              (481)          (58)

Cash and Cash Equivalents, Beginning of Period        3,716         2,921

Cash and Cash Equivalents, End of Period         $    3,235    $    2,863

Supplemental Disclosure
Cash paid for:
    Interest expense                             $    3,027    $    2,630
    Income taxes                                        545           395

  Noncash Transaction

    The Company satisfied the profit sharing liability as of December 31, 1995 by contributing 4,366 common shares to the Plan on May 22, 1996.


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995


Balance, beginning of period                     $   17,098    $   14,896

Net income                                            1,220         1,073
Dividends declared                                     (342)         (326)
Common stock issued to fund accrued stock
  bonus plan liability (4,366 shares)                   142
Change in unrealized gain (loss) on
  securities available for sale                        (241)          540

Balance, end of period                           $   17,877    $   16,183


      The accompanying notes are an integral part of these statements.

Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six month periods ended June 30, 1996 and June 30, 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of the F & M Bank Corp.

               The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2     INVESTMENT SECURITIES:

               The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 1996 and December 31, 1995 follows:

                                        1996                  1995
                                 Carrying   Market     Carrying   Market
                                   Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $ 15,392  $ 15,291    $ 18,280  $ 18,290
          State and municipal         705       702         476       476
          Other securities          3,429     3,464       4,523     4,620
          Mortgaged-backed
            securities              5,198     5,126       3,631     3,662

            Total                $ 24,724  $ 24,583    $ 26,910  $ 27,048


                                        1996                  1995
                                  Market                Market
                                   Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $  4,228  $  4,226    $  3,028  $  2,999
          Equity securities         6,760     6,084       7,318     6,429
          Mortgage-backed
            securities              2,162     2,185       2,864     2,859
          Other securities          6,159     6,197       4,106     4,032

            Total                $ 19,309  $ 18,692    $ 17,316  $ 16,319

Page

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3     LOANS:

               Loans outstanding are summarized as follows:

                                                   June 30,   December 31,
                                                     1996         1995

          Real Estate
            Construction                         $    2,443   $     2,540
            Mortgage                                 65,011        58,771
          Commercial and agricultural                24,362        25,018
          Installment                                11,727        10,807
          Credit cards                                  695           807
          Other                                          74            21

            Total                                $  104,312   $    97,964


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the six months ended June 30, 1996 and 1995 follows:

                                                       1996        1995

          Balance, beginning of period               $    863   $     744
          Provisions charged to operating expenses         50          40
          Loan recoveries                                   6           3
          Loan charge-offs                                (35)        (35)

            Balance, End of Period                   $    884   $     752

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

     The financial condition of F & M Bank Corp. remained strong throughout the first six months of 1996. Annualized growth in total assets for the first six months was 5.10% and annualized growth in deposits for this time period was 4.10%. Net income for the first six months of 1996 increased $147,000 or 13.70% compared to 1995. The increase in capital of 4.56% is attributed to earnings retained from operations for the period. This increase in capital was achieved in spite of a $241,000 net decline in the unrealized gains on securities available for sale.

Results of Operations - Six Months Ending June 30, 1996

     The dollar amount of the tax equivalent, net interest margin increased 12.86% in the first six months of 1996 compared to the first six months of 1995. An increase in the cost of funds of .19% was effectively offset by an increase in the return on earning assets of .15%. The increase in net interest margin income is thus attributable to an increase in net earning assets (i.e. volume increase) of 13.88%. A schedule of the net interest margin for 1996 and 1995 is shown on page 13 or Table I.

     Noninterest income decreased 29.09% in the first six months of 1996 compared to the first six months of 1995. The fall in other income is attributed to a decline in security gains from $328,000 in 1995 to $169,000 in 1996. Minor increases in service charges and other fees were the result of an increase in the deposit base and total assets.

     Noninterest expense decreased 1.40% in 1996 compared to 1995. This decline was mainly the result of a decrease of $95,000 in FDIC insurance premiums. The FDIC premiums were virtually eliminated in June, 1995 as the agency's trust fund met its congressionally mandated reserve requirements by that date. All other noninterest expenses increased 4.44% due to asset growth and expanded branch operations.

Result of Operations - Quarter Ending June 30, 1996

     Net income for the quarter ending June 30, 1996 increased 6.13% over earnings in the same quarter of 1995. Net interest income increased due to increases in the levels of earning assets and stability in the spread between the cost of funds and the return on invested funds. The Company's net yield on earning assets has remained consistent over the last twelve months and is expected to remain so in the near future. The Company saw a decline in security gains of $179,000 in 1996 as gains of $176,000 were recognized in 1995 compared with a loss of $3,000 in 1996. Partially offsetting this decline was a reduction in the FDIC insurance expense from $56,000 in 1995 to $8,000 in 1996. The reduction was the result of changes in the FDIC cost of coverage. Other noninterest income and expenses increased only slightly within 1996 due to asset growth and inflation. The Company's overhead costs are low relative to its peer group and it is not anticipated that this will change in the near future.

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 1996, the market value of all securities available for sale exceeded their amortized cost by $618,000 ($381,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

      Investments in securities decreased slightly in the first six months of 1996. Loan growth was excellent the first six months of 1996 and maturities of securities held to maturity were directed to loan growth. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 34% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have the potential for future increases in value.

Loan Portfolio

      The Company operates in an agriculturally dominated area which incudes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. The commercial lending includes small and medium sized businesses within its service area.

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economics and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. Poultry production in the Company's trade area showed moderate growth in 1995, however, 1996 income for the industry will be far below historical amounts due to a period of sustained high grain prices.

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Loan Portfolio (Continued)

      The first six months of 1996 saw continued strong loan demand as loans grew at an annualized rate of 12.96%. Funding of the increased loan volume was made possible by growth in time deposits and retained income from operations. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1996 although at a slower pace.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $479,000 at June 30, 1996 compared to $380,000 at December 31, 1995. The Company had no nonaccrual or restructured loans at June 30, 1996.

      The Company did not have any loans that were considered impaired under Statement of Financial Accounting Standards No. 114 and No. 118. The Company does not foresee a material impact on operations as a result of these statements.

Allowance for Loan Losses

      Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan loss. Management reviews these classifications totals, along with internally generated loan review reports, past due reports, historical loan loss experience and individual borrowers financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluated nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Management believes, based on its review, that the Company has an adequate allowance to absorb any losses in the loan portfolio.

      The net amount of loan charge-offs for the first six months of 1996 was $29,000 compared to $32,000 in the first six months ended June 30, 1995. The allowance for loan losses was $884,000 at June 30, 1996 representing .85% of period ending loans outstanding. The provision for loan losses for the first six months of 1996 was $50,000 compared to $40,000 for the same period in 1995. The increase reflects an increasing volume of loans outstanding and is not a reflection of changes in the loan portfolio.

Deposits and Long-Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Deposit growth was good in the first six months of 1996 with an annualized growth rate of 4.10%. This increase can be attributed to the deposit growth at the Bridgewater office which was opened in April 1995 and to rates that exceed the local competition in almost every category.

      In 1996, the Company began offering repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

Page

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Deposits and Long-Term Debt (Continued)

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to make fixed rate loans with a fifteen year repayment term. As an alternative, borrowers may opt for a twenty year repayment term in which only the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Year-to-date borrowings totaled $1,000,000 in 1996 compared to repayments of $1,619,000 in this year.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1996, the Company's total risk based capital ratio was 18.02% which is far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.45% at June 30, 1996 and this exceeds the level of the Company's peer group. Earnings have been satisfactory to allow an increase in dividends in 1996 over those levels experienced in 1995. Management anticipates maintaining these capital levels throughout 1996 and into the foreseeable future.

      Liquidity

      Liquidity is the ability to meet present and future obligations through the management of maturing assets or use of additional liabilities. Federal funds sold, loans and investments maturing within one year are the
primary source of liquid assets.   Management feels its ability to manage
assets and liabilities will maintain the overall liquidity sufficient to meet customer needs on a continuing basis.

      As a secondary source of funds, the Company's subsidiary bank maintains lines of credit with correspondent financial institutions that allow it to borrow funds on an overnight basis. In the past, these lines have been utilized sparingly as bank deposits have been more than sufficient to fund loan demand.

      Interest Rate Sensitivity

      Management of liquidity involves controlling the degree of interest rate risk the Company is willing to accept. Interest rate risk is the risk that interest sensitive liabilities will reprice at a faster pace than interest sensitive assets. The Company estimates that the point at which its cumulative repricing opportunities for assets and liabilities are equal is about five years.

      A summary of asset and liability repricing opportunities is shown on page 14 or Table II.

Page
Table 1

                                         F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                       Six Months Ended                    Six Months Ended
                                         June 30, 1996                       June 30, 1995

                                Average     Income/      Rates      Average     Income/      Rates
                                Balance     Expense                 Balance     Expense

Rate Related Income
  Loans 1                      $ 100,923   $   4,657      9.23%    $  85,252   $   3,987      9.35%
  Federal funds sold               1,687          45      5.33%        1,461          43      5.89%
  Bank deposits                      358          10      5.59%          582          19      6.53%
  Investments
    Taxable                       38,600       1,203      6.23%       35,541         998      5.62%
    Partially taxable 1            6,830         301      8.81%        6,869         294      8.56%
    Tax exempt 1                     705          25      7.09%        1,227          41      6.68%

  Total Earning Assets           149,103       6,241      8.37%      130,932       5,382      8.22%

Interest Expense
  Demand deposits                 20,046         267      2.66%       20,423         310      3.04%
  Savings                         30,208         570      3.77%       28,782         596      4.14%
  Time deposits                   54,418       1,527      5.61%       41,683       1,041      4.99%
  Repurchase agreement             1,087          26      4.78%
  Other short-term debt              453          15      6.62%          238           5      4.20%
  Long-term debt                  19,553         633      6.47%       18,436         592      6.42%

  Total Interest Bearing
    Liabilities                  125,765       3,038      4.83%      109,562       2,544      4.64%

  Net Interest Margin 1                    $   3,203                           $   2,838

  Net Yield on Interest
    Earning Assets 1                                      4.30%                               4.34%

<F1>
1 On a taxable equivalent basis assuming a 34% tax rate.


Page
Table 1 (Continued)

                                          F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                      Three Months Ended                  Three Months Ended
                                         June 30, 1996                       June 30, 1995

                                Average     Income/      Rates      Average     Income/      Rates
                                Balance     Expense                 Balance     Expense

Rate Related Income
  Loans 1                      $ 102,448   $   2,359      9.21%    $  87,359   $   2,057      9.42%
  Federal funds sold               1,314          17      5.18%        2,502          37      5.92%
  Bank deposits                      202           3      5.94%          945          15      6.35%
  Investments
    Taxable                       38,569         602      6.24%       34,836         515      5.91%
    Partially taxable 1            6,858         152      8.87%        6,912         155      8.97%
    Tax exempt 1                     710          13      7.32%        1,158          19      6.56%

  Total Earning Assets           150,101       3,146      8.38%      133,712       2,798      8.37%

Interest Expense
  Demand deposits                 19,792         127      2.57%       19,740         150      3.04%
  Savings                         29,807         272      3.65%       28,345         295      4.16%
  Time deposits                   55,120         768      5.57%       44,776         590      5.27%
  Repurchase agreement             1,647          20      4.86%
  Other short-term debt              593           7      4.72%          201           2      3.98%
  Long-term debt                  19,130         311      6.50%       18,927         308      6.51%

  Total Interest Bearing
    Liabilities                  126,089       1,505      4.77%      111,989       1,345      4.80%

  Net Interest Margin 1                    $   1,641                           $   1,453

  Net Yield on Interest
    Earning Assets 1                                      4.37%                               4.35%

<F2>
1 On a taxable equivalent basis assuming a 34% tax rate.


Page
Table II

                                          F & M BANK CORP.
                                   INTEREST SENSITIVITY ANALYSIS
                                            JUNE 30, 1996
                                      (In Thousands of Dollars)
                           0 - 3    4 - 12     1 - 5      5 -10     Over 10        Not
                          Months    Months     Years      Years      Years     Classified   Total

Uses of Funds

  Loans:
    Commercial          $ 15,332   $  1,980   $  5,888   $    858   $    378   $          $ 24,436
    Installment               42        674     10,896        115                           11,727
    Real estate            4,296      6,653     35,910      9,866     10,729                67,454
    Credit cards             695                                                               695
  Interest bearing
    bank deposits            114                                                               114
  Investment securities    2,719      6,302     22,416      5,837                 8,188     45,462
  Federal funds sold          54                                                                54

  Total                   23,252     15,609     75,110     16,676     11,107      8,188    149,942

Sources of Funds

  Interest bearing
    deposits              19,181                                                            19,181
  Regular savings         29,644                                                            29,644
  Certificates of
    deposit $100,000
    and over                 866      2,702      2,002                                       5,570
  Other certificates
    of deposit            12,789     16,058     20,531                                      49,378
  Repurchase agreement     1,664                                                             1,664
  Other short-term
    borrowings               749                                                               749
  Long-term debt             706      2,228     11,277      4,588                           18,799

  Total                   65,599     20,988     33,810      4,588                          124,985
Discrete Gap             (42,347)    (5,379)    41,300     12,088     11,107      8,188     24,957

Cumulative Gap           (42,347)   (47,726)    (6,426)     5,662     16,769     24,957

Ratio of Cumulative
  Assets to Cumulative
  Liabilities               35.4%      44.9%      94.7%     104.5%     113.4%       N/A

<F3>
Table II reflects the earlier of the maturity on repricing dates for various assets and liabilities at June 30, 1996.  In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.  Proceeds from the redemption of investments and deposits are included in the period of maturity.


Page

Part II   Other Information


Item 1.   Legal Proceedings -                Not Applicable

Item 2.   Changes in Securities -            Not Applicable

Item 3.   Defaults Upon Senior Securities -  Not Applicable

Item 4.   Submission of Matters to a Vote
          of Security Holders -              On April 13, 1996, the
                                             stockholders held their annual
                                             meeting.  The following item
                                             was approved by the
                                             shareholders by the required
                                             majority:

                                             1)   Election of the Board of
                                                  Directors as proposed in
                                                  the proxy material
                                                  without any additions or
                                                  exception.

Item 5.   Other Information -                Not Applicable

Item 6.   Exhibits and Reports on 8-K

          (a)  Exhibits

               3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

               3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

               21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

               27     Financial Data Schedule attached.


          (b)  Reports on Form 8-K

               The Corporation did not file any reports on Form 8-K for the quarter ending June 30, 1996.

Page

                               EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

  27      Financial Data Schedule for the quarter ending
          June 30, 1996                                              17

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




Date   August 12, 1996