Form 10QSB
period 1996-09-30
F&M BANK CORP
filed 1996-11-14
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number   0-13273
September 30, 1996

                              F & M BANK CORP.

            Virginia                                        54-1280811
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

          Class                           Outstanding at September 30, 1996
Common Stock, par value - $5                       818,654 shares



                              F & M BANK CORP.


                                   INDEX

                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Nine Months
          Ended September 30, 1996 and 1995                             2

          Consolidated Statements of Income - Three Months
          Ended September 30, 1996 and 1995                             3

          Consolidated Balance Sheets - September 30, 1996
          and December 31, 1995                                         4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1996 and 1995                             5

          Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 1996 and 1995        6

          Notes to Consolidated Financial Statements                    7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            15

Item 1.   Legal Proceedings                                            15

Item 2.   Changes in Securities                                        15

Item 3.   Defaults upon Senior Securities                              15

Item 4.   Submission of Matters to a Vote of Security Holders          15

Item 5.   Other Information                                            15

Item 6.   Exhibit and Reports on Form 8K                               15


          SIGNATURES                                                   17

Part I Financial Information
Item 1 Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except per Share Amounts)

                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995
Interest Income
  Interest and fees on loans                        $   7,119    $   6,141
  Interest on federal funds sold                           53           73
  Interest on interest bearing deposits                    12           34
  Interest and dividends on investment securities
    Taxable                                             2,098        1,854
    Nontaxable                                             25           40

  Total Interest Income                                 9,307        8,142

Interest Expense
  Interest on demand deposits                             389          463
  Interest on savings accounts                            835          903
  Interest on time deposits                             2,301        1,721

  Total interest on deposits                            3,525        3,087

  Interest on short-term debt                              79           10
  Interest on long-term debt                              935          910

  Total Interest Expense                                4,539        4,007

Net Interest Income                                     4,768        4,135

Provision for Loan Losses                                 115           81

Net Interest Income after Provision for Loan Losses     4,653        4,054

Noninterest Income
  Service charges                                         185          175
  Other                                                   120          103
  Security gains                                          176          579

  Total Noninterest Income                                481          857

Noninterest Expense
  Salaries                                              1,102        1,086
  Employee benefits                                       422          420
  Occupancy expense                                       122          120
  Equipment expense                                       197          161
  FDIC insurance                                           17          105
  Other                                                   699          604

  Total Noninterest Expense                             2,559        2,496

Income before Income Taxes                              2,575        2,415

Provision for Income Tax                                  764          715

Net Income                                          $   1,811    $   1,700

Per Share Data

  Net Income                                        $    2.22    $    2.09

  Cash Dividends                                    $     .64    $     .60

  Equivalent Shares Outstanding                       816,375      814,288


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except per Share Amounts)

                                                      Three Months Ended
                                                         September 30,
                                                       1996         1995
Interest Income
  Interest and fees on loans                        $   2,467    $   2,160
  Interest on federal funds sold                            8           30
  Interest on interest bearing deposits                     2           15
  Interest and dividends on investment securities
    Taxable                                               681          647
    Nontaxable                                              7            9

  Total Interest Income                                 3,165        2,861

Interest Expense
  Interest on demand deposits                             122          153
  Interest on savings accounts                            265          307
  Interest on time deposits                               774          680

  Total interest on deposits                            1,161        1,140

  Interest on short-term debt                              38            5
  Interest on long-term debt                              302          318

  Total Interest Expense                                1,501        1,463

Net Interest Income                                     1,664        1,398

Provision for Loan Losses                                  65           41

Net Interest Income after Provision for Loan Losses     1,599        1,357

Noninterest Income
  Service charges                                          64           56
  Other                                                    37           24
  Security gains                                            7          251

  Total Noninterest Income                                108          331

Noninterest Expense
  Salaries                                                370          365
  Employee benefits                                       138          136
  Occupancy expense                                        40           48
  Equipment expense                                        65           61
  FDIC insurance (refund)                                   1           (6)
  Other                                                   258          181

  Total Noninterest Expense                               872          785

Income before Income Taxes                                835          903

Provision for Income Tax                                  244          276

Net Income                                          $     591    $     627

Per Share Data

  Net Income                                        $     .72    $     .77

  Cash Dividends                                    $     .22    $     .20

  Equivalent Shares Outstanding                       818,654      814,288


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                September 30, December 31,
   ASSETS                                           1996          1995

Cash and due from banks                           $   2,954    $   3,716
Federal funds sold                                    1,635        1,787
Interest bearing deposits in banks                       63           82
Securities held to maturity (note 2)                 23,676       26,910
Securities available for sale (note 2)               19,238       17,316
Other investments                                     1,514        1,462

Loans, net of unearned discount (note 3)            108,794       97,964
  Less allowance for loan losses (note 4)              (922)        (863)

  Net Loans                                         107,872       97,101

Bank premises and equipment                           2,012        1,983
Interest receivable                                   1,278        1,264
Other assets                                            671          680

  Total Assets                                    $ 160,913    $ 152,301

    LIABILITIES

Deposits
  Noninterest bearing demand                      $  12,310    $  10,941
  Interest bearing
    Demand                                           19,981       20,243
    Savings deposits                                 28,555       30,234
    Time deposits                                    59,109       52,243

  Total Deposits                                    119,955      113,661

Short-term debt                                       3,153          838
Long-term debt                                       18,164       19,418
Accrued expenses                                      1,252        1,286

  Total Liabilities                                 142,524      135,203

    STOCKHOLDERS' EQUITY

Common stock, $5 par value, 818,654 shares at
  September 30, 1996 and 814,288 shares at
  December 31, 1995 issued and outstanding            4,093        4,071
Surplus                                                 867          747
Retained earnings                                    12,946       11,658
Unrealized gain (loss) on securities
  available for sale                                    483          622

  Total Stockholders' Equity                         18,389       17,098

  Total Liabilities and Stockholders' Equity      $ 160,913    $ 152,301

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995

Cash Flows from Operating Activities:
  Net income                                        $   1,811    $   1,700
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        174          141
      Amortization of security premiums                    88          112
      Gain on security transactions                      (176)        (579)
      Provision for loan losses                           115           81
      Increase in interest receivable                     (14)        (120)
      Decrease in other assets                              9          182
      Increase in accrued expenses                        185          480
      Losses on limited partnership investments            29

  Total Adjustments                                       410          297

  Net Cash Provided by Operating Activities             2,221        1,997

Cash Flows from Investing Activities:
  Proceeds from sales of investments
    available for sale                                  1,945        2,281
  Proceeds from maturity of investments
    available for sale                                    901        3,986
  Proceeds from sale of investments
    held to maturity                                                   971
  Proceeds from maturity of investments
    held to maturity                                    8,453       10,410
  Purchase of investments available for sale           (5,317)      (2,146)
  Purchase of investments held to maturity             (4,879)     (15,585)
  Net decrease in interest bearing bank deposits           19
  Net change in federal funds sold                        152         (580)
  Net increase in loans                               (10,886)     (12,870)
  Purchase of property and equipment                     (203)        (590)

  Net Cash Used in Investing Activities                (9,815)     (14,123)

Cash Flows from Financing Activities:
  Net increase in deposits                              6,294       11,197
  Net increase in short-term borrowings                 2,315          113
  Additions to long-term borrowings                     1,000        3,000
  Repayment of long-term borrowings                    (2,254)      (1,672)
  Payment of dividends                                   (523)        (488)

  Net Cash Provided by Financing Activities             6,832       12,150

Net Increase (Decrease) in Cash
  and Cash Equivalents                                   (762)          24

Cash and Cash Equivalents at Beginning of Period        3,716        2,921

Cash and Cash Equivalents at End of Period          $   2,954    $   2,945

Supplemental Disclosure
  Cash paid for:
    Interest expense                                $   4,606    $   4,121
    Income taxes                                          750          638

Noncash Transactions:

  Subsequent to the year of accrual, the Company satisfied its stock bonus plan liability by the issuance of 4,366 shares in 1996 at a value of $142,000 for the 1995 liability.

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995


Balance, beginning of period                        $  17,098    $  14,896

Net income for period                                   1,811        1,700
Cash dividends                                           (523)        (488)
Common stock issued to fund accrued stock
  bonus plan liability (4,366 shares)                     142
Change in unrealized gain (loss) on securities
  available for sale                                     (139)         622

Balance, end of period                              $  18,389    $  16,730


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of the F&M Bank Corp.


NOTE 2     INVESTMENT SECURITIES:

               The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 1996 and December 31, 1995 follows:

                                         1996                  1995
                                  Carrying   Market     Carrying   Market
                                    Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations    $ 14,907  $ 14,838    $ 18,280  $ 18,290
          State and municipal          463       461         476       476
          Other securities           3,383     3,414       4,523     4,620
          Mortgage-backed
            securities               4,923     4,862       3,631     3,662

            Total                 $ 23,676  $ 23,575    $ 26,910  $ 27,048


                                         1996             1995
                                   Market                Market
                                    Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations    $  4,215  $  4,225    $  3,028  $  2,999
          Equity securities          6,895     6,067       7,318     6,429
          Mortgage-backed
            securities               1,967     1,978       2,864     2,859
          Other                      6,161     6,187       4,106     4,032

            Total                 $ 19,238  $ 18,457    $ 17,316  $ 16,319

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3     LOANS:

               Loans outstanding are summarized as follows:

                                                September 30, December 31,
                                                    1996          1995

          Real Estate
            Construction                          $   2,929    $   2,540
            Mortgage                                 67,336       58,771
          Commercial and agricultural                25,320       25,018
          Installment                                12,215       10,807
          Credit cards                                  717          807
          Other                                         277           21

            Total                                 $ 108,794    $  97,964


NOTE 4     ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1996 and 1995, follows:

                                                        1996        1995

          Balance, beginning of period                $    863    $    744
          Provisions charged to operating expenses         115          81
          Loan recoveries                                   14           9
          Loan charge-offs                                 (70)        (46)

          Balance, end of period                      $    922    $    788

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

      The financial condition of F & M Bank Corp. remained strong in the first nine months of 1996. Annualized growth in total assets was 7.54% and annualized growth in deposits was 7.38%. Net income for the first nine months of 1996 increased $111,000 or 6.53% compared to 1995. The increase in capital of 7.55% for the first nine months was the result of retained operating income ($1,288,000) and was achieved in spite of a $139,000 net decline in unrealized gains on securities available for sale. This decline was caused primarily by reduced market values of fixed rate investments as a result of higher overall market rates.

Results of Operations

      Year to Date

      The dollar amount of the tax equivalent, net interest margin increased 14.86% ($636,000) in the first nine months of 1996 compared to the first nine months of 1995. An increase in the return on earning assets (.20%) net of an increase in the cost of funds (.02%) accounted for $180,000 of the increase in the net interest margin. The remaining increase was thus attributable to the relationship of the increase in earning assets relative to interest bearing liabilities (i.e. volume increase). A schedule of the net interest margin for 1996 and 1995 is shown on page 13 as Table I.

      Noninterest income decreased 43.87% in the first nine months of 1996 compared to the first nine months of 1995. This was due primarily to a decrease in security gains to $176,000 in 1996 compared to $579,000 in 1995. Service charges on deposits increased slightly (5.71%) in 1996 due to an increase in the deposit base. Other noninterest income increased due to loan fees, trustee fees and commissions relating to checkbook charges and merchant credit card fees.

      Overall noninterest expenses increased 2.52% in 1996 compared to 1995. Noninterest expenses included an increase in salaries and employee benefits of 1.19%. The overall increase in noninterest expenses was impacted by an $88,000 decrease in FDIC insurance premiums. All other noninterest expenses increased 15.02%. During the third quarter, the Company upgraded its computer processing capabilities which resulted in additional equipment expense and additional maintenance charges from a variety of software vendors. The remaining increase is a result of asset growth and expanded branch operations.

      Quarter Ending September 30, 1996

      Third quarter net income decreased 5.74% compared to the same quarter of 1995. Factors contributing to this decrease include a reduction in security gains from $251,000 in 1995 to $7,000 in 1996 and a $77,000 increase in other noninterest expenses. The increase in other noninterest expenses is due to the aforementioned computer upgrade and increased professional and consulting fees.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 1996, the market value of all securities available for sale exceeded their amortized cost by $781,000 ($483,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

      Investments in securities decreased slightly during the first nine months of 1996. The loan growth through nine months has continued to be strong and has been partially funded by maturities of securities held to maturity. During 1996, the Company has invested in longer term debt securities, primarily U.S. Agency obligations, to take advantage of higher overall credit rates. Of the investments in securities available for sale, 36% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value. As of September 30, 1996, investments of all types comprised 27.61% of total assets compared to 30.00% of total assets at December 31, 1995.

      Loan Portfolio

      The Company operates in an agriculturally dominated area which includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. The commercial lending includes small and medium sized businesses within its service area.

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. Poultry production in the Company's trade area showed moderate growth in 1995, however, 1996 income for the industry will be far below historical amounts due to higher grain prices, an oversupply of meat of all types and a poultry embargo implemented by Russia during a portion of the year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

      Loan Portfolio (Continued)

      The first nine months of 1996 saw continued strong loan demand as loans grew at an annualized rate of 14.74%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present credit markets. Funding of the new loans was made possible by increases in time deposits, retained income from operations and maturities of debt securities. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1996 and into 1997 although at a slower pace.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $1,175,000 at September 30, 1996 compared to $380,000 at December 31, 1995. Approximately two thirds of the increase in past due loans is related to two loan customers. One large commercial customer accounts for $410,000 of the past due total. Management is actively working with this borrower in order to facilitate repayment and to avoid foreclosure. An additional $135,000 in loans to one borrower will be paid off from the settlement of the borrower's estate. The Company had no nonaccrual or restructured loans at September 30, 1996.

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

      The amount of net charge-offs for nine months ended September 30, 1996, was $56,000 compared to $37,000 for the nine months ended September 30, 1995. The allowance for loan losses was $922,000 at September 30, 1996 representing .85% of period ending loans outstanding. The provision for loan losses for the nine months ended September 30, 1996 was $115,000 compared to $81,000 for the same period in 1995. The increase reflects an increasing level of loans outstanding and is not a reflection of changes in the loan portfolio.

      Deposits and Long-Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Deposit growth was good in the first nine months of 1996 with an annualized growth rate of 7.38%. This increase can be attributed to the deposit growth at the Bridgewater office which was opened in April 1995 and to rates that exceed the local competition in almost every category. In 1996, the Company began offering repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

      Deposits and Long Term Debt (Continued)

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Bank borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Year-to-date borrowings total $1,000,000 in 1996 compared to repayments of $2,254,000 in this year.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1996, the Company's total risk based capital ratio was 17.69%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.43% at September 30, 1996 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1996 over those levels experienced in 1995 and management has no reason to believe this increased level of dividends will not continue.

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

      Existence of Securities and Exchange Commission Web Site

      The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I

                                         F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                      Nine Months Ended                    Nine Months Ended
                                     September 30, 1996                   September 30, 1995

                               Average     Income/     Rates        Average     Income/     Rates
                               Balance     Expense                  Balance     Expense
Rate Related Income
  Loans 1                     $102,600    $  7,127     9.26%       $ 87,506    $  6,149     9.37%
  Federal funds sold             1,335          53     5.29%          1,675          73     5.81%
  Bank deposits                    284          12     5.63%            748          34     6.06%
  Investments
    Taxable                     37,019       1,776     6.40%         35,514       1,547     5.80%
    Partially
      taxable 1                  6,835         453     8.84%          6,980         431     8.23%
    Tax exempt 1                   637          34     7.12%          1,061          53     6.66%

  Total Earning Assets         148,710       9,455     8.48%        133,484       8,287     8.28%

Interest Expense
  Demand deposits               19,929         389     2.60%         20,353         463     3.03%
  Savings                       29,927         835     3.72%         28,757         903     4.19%
  Time deposits                 55,166       2,301     5.56%         43,935       1,721     5.22%
  Repurchase agreements          1,466          53     4.82%
  Short-term debt                  581          26     5.97%            275          10     4.85%
  Long-term debt                19,161         935     6.51%         18,754         910     6.47%

  Total Interest Bearing
    Liabilities                126,230       4,539     4.79%        112,074       4,007     4.77%

  Net Interest Margin 1                   $  4,916                             $  4,280

  Net Yield on Interest
    Earning Assets 1                                   4.41%                                4.28%

1 On a taxable equivalent basis assuming a 34% tax rate.

TABLE I (Continued)

                                          F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                     Three Months Ended                   Three Months Ended
                                     September 30, 1996                   September 30, 1995

                               Average     Income/     Rates        Average     Income/     Rates
                               Balance     Expense                  Balance     Expense
Rate Related Income
  Loans 1                     $106,397    $  2,470     9.29%       $ 91,464    $  2,162     9.46%
  Federal funds sold               640           8     5.00%          2,095          30     5.73%
  Bank deposits                    139           2     5.76%          1,073          15     5.59%
  Investments
    Taxable                     36,008         573     6.37%         36,656         549     5.99%
    Partially
      taxable 1                  6,844         152     8.88%          7,199         137     7.61%
    Tax exempt 1                   501           9     7.19%            734          12     6.54%

  Total Earning Assets         150,529       3,214     8.54%        139,221       2,905     8.35%

Interest Expense
  Demand deposits               19,698         122     2.48%         20,216         153     3.03%
  Savings                       28,948         265     3.66%         28,710         307     4.28%
  Time deposits                 56,647         774     5.47%         48,368         680     5.62%
  Repurchase agreements          2,240          27     4.82%
  Short-term debt                  807          11     5.45%            348           5     5.75%
  Long-term debt                18,387         302     6.57%         19,379         318     6.56%

  Total Interest Bearing
    Liabilities                126,727       1,501     4.74%        117,021       1,463     5.00%

  Net Interest Margin 1                   $  1,713                             $  1,442

  Net Yield on Interest
    Earning Assets 1                                   4.55%                                4.14%

1 On a taxable equivalent basis assuming a 34% tax rate.

TABLE II

                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                         September 30, 1996
                                      (In Thousands of Dollars)
                         0 - 3     4 - 12     1 - 5      5 -10     Over 10       Not
                        Months     Months     Years      Years      Years    Classified    Total
Uses of Funds
  Loans:
    Commercial         $ 16,387   $  1,768   $  6,225   $    844   $    373   $          $ 25,597
    Installment              41        701     11,344        129                           12,215
    Real estate           5,948      6,053     37,925      8,897     11,442                70,265
    Credit cards            717                                                               717
  Interest bearing
    bank deposits            63                                                                63
  Investment
    securities            4,727      6,887     18,711      3,618      3,076      7,409     44,428
  Federal funds sold      1,635                                                             1,635

  Total                  29,518     15,409     74,205     13,488     14,891      7,409    154,920

Sources of Funds
  Interest bearing
    deposits             19,981                                                            19,981
  Regular savings        28,555                                                            28,555
  Certificates of
    deposit $100,000
    and over                317      2,727      3,104                                       6,148
  Other certificates
    of deposit            7,784     19,563     25,614                                      52,961
  Repurchase
    agreements            2,449                                                             2,449
  Short-term
    borrowings              704                                                               704
  Long-term
    borrowings              892      2,160     11,054      4,058                           18,164

  Total                  60,682     24,450     39,772      4,058                          128,962

Discrete Gap            (31,164)    (9,041)    34,433      9,430     14,891      7,409     25,958

Cumulative Gap          (31,164)   (40,205)    (5,772)     3,658     18,549     25,958

Ratio of Cumulative
  Assets to Cumulative
  Liabilities              48.6%      52.8%      95.4%     102.8%     114.4%       N/A

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

Item 4.   Submission of Matters to a Vote - Not Applicable

Item 5.   Other Information -               Not Applicable

Item 6.   Exhibits and Reports on 8-K

          (a)  Exhibits

               3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

               3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

               21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

               27      Financial Data Schedule attached.


          (b)  Reports on Form 8-K

               The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 1996.

<Page 16>

                               EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

  27     Financial Data Schedule for the quarter ending
         September 30, 1996                                          18

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



Date November 13, 1996