Form 10KSB
period 1996-12-31
F&M BANK CORP
filed 1997-03-26
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1996    Commission file number:  0-13273

                              F & M Bank Corp.
               (Exact name of registrant as specified in its charter)

            Virginia                           54-1280811
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                 P. O. Box F, Timberville, Virginia  22853
            (Address of principal executive offices) (Zip Code)

       Issuer's telephone number including area code:  (540) 896-8941

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

   Issuer's revenues for its most recent fiscal year:  $13,166,000

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 3, 1997 - $33 average bid price; $34 average ask price.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1997 - 818,654

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                    None

                         LOCATION OF EXHIBIT INDEX

   The index of exhibits is contained in Part IV herein on page 48.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                             TABLE OF CONTENTS



Part I                                                                Page

Item  1.  Description of Business                                       3
             General
             Competition
             Regulation and Supervision

Item  2.  Description of Property                                       5

Item  3.  Legal Proceedings                                             5

Item  4.  Submission of Matters to a Vote of Security Holders           5



Part II

Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                        5

Item  6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7

Item  7.  Financial Statements                                         20

Item  8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                       45



Part III

Item  9.  Directors and Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act                                              45

Item 10.  Executive Compensation                                       46

Item 11.  Security Ownership of Certain Beneficial Owners
             and Management                                            47

Item 12.  Certain Relationships and Related Transactions               48

Part IV

Item 13.  Exhibits and Reports on Form 8-K                             48

Signatures                                                             49

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

     The operations of F & M Bank Corp., the Bank, TEB and Timway are conducted in Timberville, Virginia, at offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, at Highway 33 West at Elkton Plaza, Elkton, Virginia, and at 100 Plaza Drive, Bridgewater, Virginia.

     On December 31, 1996, F & M Bank Corp., the Bank, TEB and Timway had forty-six full time and nineteen part time employees. No one employee devotes his services full time to the F & M Bank Corp.

Competition

     The Bank's offices compete with three national banks, five state chartered banks and two national chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton and the eastern portion of Rockingham County, Virginia. The Bridgewater office serves the Bridgewater area including the southern portion of Rockingham County, Virginia and the northwestern portion of Augusta County, Virginia. Bank competition in the area of all offices is very strong. The Bank makes all kinds of commercial and consumer loans and heretofore has had a heavy concentration of home and agricultural real estate loans. The Bank experienced a good loan demand throughout 1996 due to improving local and national economies but this was true of the entire market area served. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

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

     Federal Reserve Board regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. F & M Bank Corp. formed a captive life insurance company in 1988 and began operations in July of 1989. This entity acts as the primary reinsurer for credit life insurance sold through the Bank. In 1992, F & M Bank Corp. entered into an agreement with the City Light Development Corp. of Winchester, Virginia to purchase an equity position in the Johnson Williams Project. This project provides housing for the elderly and lower income tenants. In 1996, the Company entered into an agreement with the Housing Equity Fund of Virginia to purchase an equity position in the Housing Equity Fund of Virginia III, L.P. These funds will provide housing for low income persons in Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 1996.


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

     The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions and other transactions may have occurred which were not reported to the Company.

     The following schedule shows the range of reported trade prices and dividends per share declared for 1994 through 1996:

                                Dividends
                                Declared          High              Low

    1994
      1st quarter                 .15             28.13             26.75
      2nd quarter                 .20             28.50             28.13
      3rd quarter                 .20             29.00             27.50
      4th quarter                 .20             28.63             27.00

    1995
      1st quarter                 .20             28.13             28.00
      2nd quarter                 .20             28.50             28.13
      3rd quarter                 .20             30.00             29.50
      4th quarter                 .20             30.50             29.75

    1996
      1st quarter                 .20             34.00             29.50
      2nd quarter                 .22             34.50             31.50
      3rd quarter                 .22             34.00             31.00
      4th quarter                 .22             33.50             32.00


(b)   Stockholders

      On December 31, 1996, there were 1,105 holders of F & M Bank Corp. common stock.


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

Item 6.   Management's Discussion and Analysis of Financial Conditions
               and Results of Operations


OPERATIONS ANALYSIS - 1996 Compared to 1995

Overview

     Net income for 1996 increased $325,085 or 15.37% from 1995 earnings. This increase can be attributed primarily to an increase in net interest income resulting from rapid loan growth and improvement in the net interest margin. Other noninterest income decreased 30.27% due to a reduction in realized gains on security transactions from $575,795 in 1995 to $235,104 in 1996. Noninterest expense increased only 2.31% in 1996 over 1995 due mainly to a 1.53% reduction in salaries and benefits as a result of retirements which occurred in 1996. See Table I (page 16) for a five year summary of operations.

Net Interest Margins

     The net interest margin on earning assets on a tax equivalent basis increased in 1996 from 1995 after a decrease in 1995 from 1994. The Company's net yield on average earning assets of 4.39% is in line with its peer group.

     Yields on loans decreased from 9.41% to 9.25%. In 1996, commercial loan rates decreased forty basis points due to the effects of reductions in the prime rate of interest charged on variable rate loans. Installment loans decreased eight basis points while real estate loans remained virtually unchanged with a slight decrease of four basis points. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

     Tax equivalent yields on securities increased to 6.66% in 1996 from 6.38% in 1995 due to a slight increase in market rates. This increase was primarily a result of a greater investment concentration in higher yielding agency securities and commercial debt. Average investments were relatively unchanged for the year. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

     The rates paid on interest bearing deposits decreased slightly to 4.46% in 1996 from 4.50% in 1995. Rates paid on time deposits increased eighteen basis points in 1996 due to increased rates on renewed certificates of deposit, a trend which started in the fourth quarter of 1994. Rates paid on savings deposits decreased 51 basis points in 1996. The Bank offers a tiered rate savings account which is designed to be an alternative to the certificate of deposit in times of changing interest rates. This savings account rate can be changed daily and gives the Bank the ability to adjust rates quickly in response to changes in market rates. The Bank also opened a new branch in 1995 and has continued to pay slightly higher rates to attract new customers.

     Interest rates paid on long-term indebtedness with the Federal Home Loan Bank of Atlanta (FHLB) was virtually unchanged in 1996 compared to rates in effect in previous years. Borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with variable rate features.

     Table II (page 17) contains a complete yield analysis for the last three years and Table III (page 18) contains the rate/volume changes in these years.

Other Income

     The Company recognized $235,104 in gains on investments in 1996, most of which were related to sale of corporate stock. The Company purchased the equities anticipating long-term appreciation. When the equities reached a pre-determined selling price, they were sold. The previous year the Company recognized gains of $575,795 as a result of the disposition of some of the above referenced equities.

     Noninterest income other than security gains increased 14.52% in 1996 from 1995 levels. This increase was attributable to an increase in service charges on deposit accounts (due to a greater volume of accounts), increases in trustee fees and greater returns on low income housing investments.

Other Expenses

     Noninterest expense increased $76,719 or 2.30% in 1996 over 1995 levels. Salaries and employee benefits decreased 1.53% due to officer retirements and reductions in health insurance premiums. Equipment and occupancy expenses increased 10.94% due to greater depreciation expense for the new Bridgewater office and additional expenses incurred to upgrade the Bank's computer system. Deposit insurance decreased due to a decline in the insurance rate assessed. Other noninterest expenses increased 18.70% due mainly to the advertising expense, data processing fees related to the computer upgrade, consulting fees and additional legal fees associated with higher loan demand. The Company's overall cost of operations relative to asset size compares favorably to its peer groups and to larger statewide institutions.

1995 COMPARED TO 1994 OPERATIONS

     Net income in 1995 increased 6.37% over net income in 1994. Higher rates paid on liabilities were offset by an increase of forty basis points on earning assets and a 5.94% increase in average earning assets. As a result, net interest income on a tax equivalent basis increased 3.30%. The net interest margin decreased from 4.41% in 1994 to 4.30% in 1995.

     Gains on securities transactions increased $162,302 or 39.25% due primarily to the sale of investments in common stocks of regional and national financial institutions. Other noninterest income increased 12.82% due to increased income on insurance operations and service charges on deposit accounts.

     Noninterest expense increased a total of 6.55%. Personnel costs increased 9.38% due to the combined effect of normal salary increases and additional staffing for the new Bridgewater office. Occupancy and equipment costs increased a total of 27.48% and were related to the new branch and an upgrade of the Bank's computer system. The FDIC insurance assessment decreased 48.50% due to a virtual elimination of the insurance cost at mid year.

UNCERTAINTIES AND TRENDS

     Management is of the opinion that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not (i) represent or result from trends or uncertainties which are reasonably expected to materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits which any available information causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the issuers liquidity, capital resources or operations of the issuers. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

BALANCE SHEET

INVESTMENT SECURITIES

     Average balances in investment securities declined slightly (1.02%) in 1996 compared to 1995. Continued strong loan demand absorbed all funds derived from deposit growth and additional long-term borrowing. The Company maintains a high level of earning assets in investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities is shown in note 4 of the consolidated financial statements.

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

Yields and Maturities

     The yields on taxable and nontaxable investments for 1996, 1995 and 1994 are shown in the yield analysis in Table II (page 17). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity          Carrying     Market      Average
                                           Amount       Value       Yield

     Due in one year or less             $   6,384    $   6,396      5.67
     Due after one year through
       five years                           12,199       12,191      6.39
     Due after five years through
       ten years                             1,996        1,969      6.53
     Due after ten years                     2,129        2,111      6.70

       Total                             $  22,708    $  22,667      6.23


     Securities Available for Sale        Amortized    Market      Average
                                            Cost        Value       Yield

     Due in one year or less             $   2,144    $   2,154      6.31
     Due after one year through
       five years                            8,605        8,622      6.40
     Due after five years through
       ten years                               788          770      6.72
     Due after ten years                       867          868      7.61

                                            12,404       12,414      6.49
     Equity securities                       6,077        7,308      9.26

       Total                             $  18,481    $  19,722      7.40

     Yields on tax exempt securities and equities are stated at tax equivalent yields.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Mortgage-backed Securities

     The Company's investment in mortgage-backed securities as of December 31, 1996, is shown in the following schedule:

                                                   Book          Market
            Issuer                                 Value          Value

     Pass through obligations
       FNMA & FHLMC                             $ 2,677,263    $ 2,653,309
       GNMA                                         639,629        639,932

                                                  3,316,892      3,293,241

     Obligations with fixed principal payments
       FNMA & FHLMC                               2,884,521      2,861,668

       Total                                    $ 6,201,413    $ 6,154,909

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

Equity Investments

     The Company has investments in common and preferred stock totaling $6,077,035 at December 31, 1996, with an estimated market value of $7,307,876. The investments include common stocks of other Virginia bank holding companies which were purchased with the objective of realizing capital gains and preferred stocks of public utilities and other quality companies which were purchased to obtain higher yields after the 70% dividend exclusion available to corporations. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

     The Company has invested in high quality corporate debt obligations. The estimated market value at December 1996 of the Company's corporate bonds was $9,379,125 compared with book value of $9,333,008. The Bonds were purchased as short-term investments and maturities extend to March 1, 1999.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's loan portfolio totaled $111,545,235 at December 31,
1996 compared with $97,963,831 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Company's commercial and agricultural loans increased 7.61% during 1996 to $26,921,693. The composition of the loans as of December 31, 1996 is shown in the following schedule:

                                      Commercial and Agricultural Loans
                                                 (In thousands)
                                     Secured by
                                     Real Estate      Other        Total

     Commercial                      $    9,829    $    5,367    $  15,196
     Agricultural                         7,995         1,829        9,824
     Multi family residential             1,902                      1,902

                                     $   19,726    $    7,196    $  26,922

     The majority of commercial loans are made to small retail and service businesses.

     The Company's mortgage loans increased 16.75% from $58,771,486 to $68,614,474 at December 31, 1996. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trusts which do not exceed 95% of the appraised value. If the loan to value ratio exceeds 90% the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen year period or a twenty year period with an interest rate adjustment in the 10th year. Since 1992 fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust not to exceed 90% of the appraised value. Home equity loans are made for three and five year periods at a fixed rate.

     The Company's consumer installment loans increased 13.34% to $12,248,499 at December 31, 1996. Consumer loans are made for a variety of reasons, however, approximately 65% of the loans are secured by automobiles and trucks.

     The Company's market area has a stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, its impact is offset by other stable industries in the trade area. A large percentage of the agricultural loans are made to poultry growers. In the past year, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. Although the Company has not experienced elevated loan delinquency rates through the end of 1996, if these conditions persist the Company would expect greater delinquency rates and more problem loans in the future.

     During 1996, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

     Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of December 1996 for Rockingham County was 2.2% compared with 3.9% for Virginia and 5.0% for the nation. The unemployment rate for Rockingham County has improved since January 1996 when the rate was 3.9%. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.

     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1996:

                                             Maturity Range
                             Less Than      1-5        Over
         Loan Type            1 Year       Years      5 Years      Total

     Commercial and
       Agricultural Loans    $   7,130   $  12,936   $   6,856   $  26,922
     Real Estate - mortgage        807       2,144      65,663      68,614
     Real Estate - construction  2,925                               2,925
     Consumer - installment      1,566      11,372         146      13,084

       Total                 $  12,428   $  26,452   $  72,665   $ 111,545

     Loans with predetermined
       rates                 $   2,262   $  13,942   $  12,176   $  28,380
     Loans with variable or
       adjustable rates         10,156      12,521      60,488      83,165

       Total                 $  12,418   $  26,463   $  72,664   $ 111,545

NONACCRUAL AND PAST DUE LOANS

     The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments:
                                                   December 31,
                                        1996           1995        1994

     Nonaccruing loans                  None           None        None
     Loans past due 90 days
       or more                        $1,429,993   $  379,863   $  784,886
     Percentage to total loans             1.28%         .39%         .96%

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 1996 and 1995, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

POTENTIAL PROBLEM LOANS

     At December 31, 1996, management had identified loans of $1,708,518 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LOAN CONCENTRATIONS

     At December 31, 1996, no industry category exceeded ten percent of total loans.

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

     A summary of the activity in the allowance for loan losses for 1996, 1995, and 1994 follows:

                                         1996         1995         1994

     Balance at beginning of period   $  862,766   $  744,513   $  699,954

     Provision charged to expenses       226,000      164,500       60,000

     Loan losses:
       Commercial                         11,239       25,630       22,545
       Installment                        82,482       29,726       22,996
       Real estate                         9,123        9,143

       Total loan losses                 102,844       64,499       45,541

     Recoveries:
       Commercial                            700        3,782        3,127
       Installment                        16,649       10,048       26,973
       Real Estate                           100        4,422

       Total recoveries                   17,449       18,252       30,100

     Net loan losses                      85,395       46,247       15,441

     Balance at end of period         $1,003,371   $  862,766   $  744,513

     Allowance for loan losses
       as a percentage of loans             .90%         .88%         .92%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                    .08%         .05%         .02%

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

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                    At December 31,
                              1996                       1995                       1994

                                      Percent                    Percent                    Percent
                                        of                         of                         of
                                       Loans                      Loans                      Loans
                             Percent    in              Percent    in              Percent    in
                               of    Category             of    Category             of    Category
                             Allow-  to Total           Allow-  to Total           Allow-  to Total
                     Amount   ance     Loans    Amount   ance     Loans    Amount   ance    Loans
                                                 (Dollars in Thousands)
     Commercial     $  372      37%     24%   $  285      33%      26%   $  267      36%      26%
     Real estate
       mortgage        366      36       64       233      27       63       209      28       64
     Installment       185      19       12       276      32       11       206      28       10
     Unallocated        80       8                 69       8                 63       8

       Total        $1,003     100%     100%   $  863     100%     100%   $  745     100%     100%

DEPOSITS

     The Bank recognized an increase in year end deposits in 1996 of 9.62% with an increase in average deposits for the year of 11.67%. Most of the increase can be attributed to the Bridgewater office, which opened in May 1995 and which had total deposits of $15,891,566 on December 31, 1996. The new office, combined with increasing rates on time deposits in 1996, caused certificates of deposit to increase $11,873,065. The Bank has traditionally shunned brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 totaled $6,925,895 at December 31, 1996. The maturity distribution of these certificates is as follows:

     Less than 3 months                                  $    923,270
     3 to 6 months                                          1,812,716
     6 months to 12 months                                  1,867,540
     1 year to 5 years                                      2,322,369

         Total                                           $  6,925,895

STOCKHOLDERS' EQUITY

     Total stockholders' equity increased $2,027,297 or 11.86% in 1996. Earnings retained from operations were the primary source of the increase. As of December 31, 1996, the book value per share was $23.36 compared to $21.00 as of December 31, 1995. Dividends are paid to the stockholders on a quarterly basis in uniform amounts, unless unexpected fluctuations in net income indicate a change to this policy is needed.

     Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 1996, the Company had Tier I capital of 16.75% of risk weighted assets and combined Tier I and II capital of 17.67% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

     In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 1996, the Company reported a leverage ratio of 11.37%. The Bank's leverage ratio was also above the minimum.

SHORT-TERM BORROWINGS

     The information concerning short-term borrowings is shown in Note 9 to the financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

     Liquidity as of December 31, 1996 remains adequate. The Bank historically has had a sound core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 1996, the liquidity position was enhanced by increasing temporary investments which were funded by core deposits. The Bank was a seller of federal funds for the most part of 1996. The Bank's membership in the Federal Home Loan Bank System has also improved liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

     As of September 30, 1996, adjusted volatile liabilities equaled minus 4.92% of total assets as compared to plus 1.56% of the Bank's peer group. The greater negative position indicates the better liquidity. Therefore, our adjusted volatile liabilities are much better than those of our peers. Temporary investments to volatile liabilities were 211.94% compared with 144.26% to the peer group; i.e., for every $100.00 in volatile liabilities, the Company has $211.94 in short-term investments. The Company's peer group had $144.26 of short-term investments. Thus, the Company is much more liquid than the average bank in its peer group.

     There are no off-balance-sheet items that will impair future liquidity.

     Table IV (page 19) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 1996.

     At December 31, 1996, the Company had a cumulative Gap Rate Sensitivity Ratio of 46.3% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well capitalized community bank operating in a rural environment.

Table I

                                          F & M BANK CORP.
                                  SELECTED OPERATING INFORMATION

                                                    Years Ending December 31,
                                           (In Thousands, Except per Share Information)
                                   1996          1995          1994          1993          1992

CONDENSED STATEMENTS OF
  INCOME AND DIVIDENDS

  Interest Income               $  12,505     $  11,136     $   9,769     $   9,223     $   8,566
  Interest Expense                  6,076         5,515         4,556         4,422         3,957

  Net Interest Income               6,429         5,621         5,213         4,801         4,609
  Provision for Loan Losses           226           164            60            60            60

  Net Interest Income after
    Provision for Loan Losses       6,203         5,457         5,153         4,741         4,549
  Noninterest Income                  661           947           743           739           655
  Noninterest Expenses              3,410         3,333         3,128         2,915         2,698

  Income before Income Taxes        3,454         3,071         2,768         2,565         2,506
  Income Tax Expense                1,013           955           779           678           727

  Net Income                    $   2,441     $   2,116     $   1,989     $   1,887     $   1,779

  Total Assets at Year End      $ 166,511     $ 152,301     $ 132,649     $ 127,824     $ 113,974


PER SHARE INFORMATION

  Net Income Per Share 1, 2       $    2.99     $    2.60     $    2.44     $    2.32     $    2.22
  Dividends Per Share 1, 2        $     .86     $     .80     $     .75     $     .65     $    1.15
  Book Value Per Share 1, 2       $   23.36     $   21.00     $   18.29     $   16.74     $   15.03

FINANCIAL STATEMENT RATIOS

  Return on Average Assets 3         1.54%         1.49%         1.50%         1.54%         1.79%
  Return on Average Equity 3        13.58%        13.15%        13.64%        14.53%        15.33%
  Dividend Payout Ratio             28.79%        30.79%        30.71%        28.02%        52.01%
  Average Equity to Average
    Assets Ratio 3                  11.34%        11.34%        11.01%        10.57%        11.66%
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


Table II

                              F & M BANK CORP.
                 NET INTEREST INCOME/RATES EARNED AND PAID
                   (On a fully taxable equivalent basis)
                         (In thousands of dollars)

                                                     1996
                                                                 Average
                                                                  Rates
                                                    Income/      Earned/
ASSETS                              Average         Expense       Paid
Loans:
  Commercial 1                   $   25,066      $    2,351        9.38%
  Real estate 1                      66,870           5,998        8.97
  Installment 1                      12,439           1,309       10.52

  Total Loans                       104,375           9,658        9.25

Investment securities:
  Fully taxable 3                    35,928           2,218        6.17
  Partially Taxable 2,3               6,828             621        9.09
  Nontaxable 2,3                        591              48        8.12

  Total Investment Securities        43,347           2,887        6.66

Interest bearing deposits
  in banks                              349              19        5.44
Federal funds sold                    1,572              84        5.34

  Total Earning Assets              149,643          12,648        8.45

Allowance for loan losses              (885)
Nonearning assets                     9,727

  Total Assets                   $  158,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - Interest bearing      $   19,950             513        2.57
  Savings                            29,665           1,097        3.70
  All other time deposits            56,427           3,122        5.53

  Total Deposits                    106,042           4,732        4.46

Short-term debt                       2,236             112        5.01
Long-term debt                       18,871           1,232        6.53

  Total Interest Bearing
   Liabilities                      127,149           6,076        4.78

Noninterest bearing deposits         11,604
Other liabilities                     1,758

  Total Liabilities                 140,511

Stockholders' equity                 17,974

  Total Liabilities and
   Stockholders' Equity          $  158,485


  Net Interest Earnings                          $    6,572

  Net Yield on Interest Earning Assets                             4.39%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

       17 (Continued)
Table II (Continued)


                              F & M BANK CORP.
                 NET INTEREST INCOME/RATES EARNED AND PAID
                   (On a fully taxable equivalent basis)
                         (In thousands of dollars)

                                                     1995
                                                                 Average
                                                                  Rates
                                                    Income/      Earned/
ASSETS                              Average         Expense       Paid
Loans:
  Commercial 1                   $   23,762      $    2,325        9.78%
  Real estate 1                      56,118           5,079        9.05
  Installment 1                       9,557           1,009       10.56

  Total Loans                        89,437           8,413        9.41

Investment securities:
  Fully taxable 3                    35,845           2,145        5.98
  Partially Taxable 2,3               7,033             586        8.33
  Nontaxable 2,3                        915              64        6.99

  Total Investment Securities        43,793           2,795        6.38

Interest bearing deposits
  in banks                              638              39        6.11
Federal funds sold                    1,608              93        5.78

  Total Earning Assets              135,476          11,340        8.37

Allowance for loan losses              (781)
Nonearning assets                     7,161

  Total Assets                   $  141,856


Deposits:
  Demand - Interest bearing      $   20,366             612        3.01
  Savings                            29,047           1,222        4.21
  All other time deposits            45,546           2,438        5.35

  Total Deposits                     94,959           4,272        4.50

Short-term debt                         272              13        4.78
Long-term debt                       18,920           1,230        6.50

  Total Interest Bearing
    Liabilities                     114,151           5,515        4.83

Noninterest bearing deposits         10,526
Other liabilities                     1,089

  Total Liabilities                 125,766

Stockholders' equity                 16,090

  Total Liabilities and
    Stockholders' Equity         $  141,856


  Net Interest Earnings                          $    5,825

                                                                   4.30%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

       17 (Continued)
Table II (Continued)


                              F & M BANK CORP.
                 NET INTEREST INCOME/RATES EARNED AND PAID
                   (On a fully taxable equivalent basis)
                         (In thousands of dollars)

                                                     1994
                                                                 Average
                                                                  Rates
                                                    Income/      Earned/
ASSETS                              Average         Expense       Paid
Loans:
  Commercial 1                   $   21,981      $    1,968        8.95%
  Real estate 1                      48,479           4,327        8.93
  Installment 1                       7,604             823       10.82

  Total Loans                        78,064           7,118        9.12

Investment securities:
  Fully taxable 3                    39,086           2,282        5.84
  Partially Taxable 2,3               6,437             553        8.59
  Nontaxable 2,3                      2,153             160        7.43

  Total Investment Securities        47,676           2,995        6.28

Interest bearing deposits
  in banks                              533              23        4.32
Federal funds sold                    1,607              59        3.67

  Total Earning Assets              127,880          10,195        7.97

Allowance for loan losses              (723)
Nonearning assets                     5,342

  Total Assets                   $  132,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - Interest bearing      $   21,882             663        3.03
  Savings                            29,422           1,061        3.61
  All other time deposits            38,850           1,711        4.40

  Total Deposits                     90,154           3,435        3.81

Short-term debt                         302              11        3.64
Long-term debt                       17,417           1,110        6.37

  Total Interest Bearing
    Liabilities                     107,873           4,556        4.22

Noninterest bearing deposits          9,633
Other liabilities                       406

  Total Liabilities                 117,912

Stockholders' equity                 14,587

  Total Liabilities and
    Stockholders' Equity         $  132,499

  Net Interest Earnings                          $    5,639

  Net Yield on Interest Earning Assets                             4.41%

1 Interest income on loans includes loan fees.
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Table III

                                           F & M BANK CORP.
                        EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                (On a fully taxable equivalent basis)
                                      (In thousands of dollars)

                              1996 Compared to 1995                   1995 Compared to 1994
                               Increase (Decrease)                     Increase (Decrease)

                           Due to Change in:     Total             Due to Change in:     Total
                          Average    Average   Increase           Average    Average   Increase
                          Volume      Rate    (Decrease)          Volume     Rate     (Decrease)

Interest income:
  Loans:
   Commercial            $    127   $   (101)  $     26          $    159   $    198   $    357
   Real estate                973        (54)       919               682         70        752
   Installment                305         (5)       300               211        (25)       186

  Total loans               1,405       (160)     1,245             1,052        243      1,295

  Investment securities:
   Fully taxable                5         68         73              (189)        52       (137)
   Partially taxable          (17)        52         35                51        (18)        33
   Nontaxable                 (23)         7        (16)              (92)        (4)       (96)

  Total investment
   securities                 (35)       127         92              (230)        30       (200)

  Interest bearing
   deposits in banks          (18)        (2)       (20)                5         11         16
  Federal funds sold           (2)        (7)        (9)                          34         34

  Total Interest Income  $  1,350   $    (42)  $  1,308          $    827   $    318   $  1,145

Interest expense:
  Deposits:
   Demand                $    (12)  $    (87)  $    (99)         $    (46)  $     (5)  $    (51)
   Savings                     26       (151)      (125)              (14)       175        161
   All other time
     deposits                 582        102        684               295        432        727

  Total deposits              596       (136)       460               235        602        837

  Short-term debt              94          5         99                (1)         3          2
  Long-term debt               (3)         5          2                96         24        120

  Total Interest
   Expense               $    687   $   (126)  $    561          $    330   $    629   $    959


NOTES:  Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding.  The rate change is the difference in the total change and the volume change.


Table IV

                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                      (In Thousands of Dollars)
                                          December 31, 1996

                             1-90        91-365         1-5          5-10                       Not
                             Days         Days         Years        Years      Over 10      Classified      Total
Uses of Funds
Loans:
  Commercial              $  16,852     $   1,181    $   8,181    $      337   $      371   $             $  26,922
  Consumer
    installment                 880           686       11,372           125           21                    13,084
  Consumer real
    estate                    5,076         6,322       39,937         9,610       10,594                    71,539

  Total Loans                22,808         8,189       59,490        10,072       10,986                   111,545

Federal Funds Sold            3,397                                                                           3,397

Interest Bearing
  Bank deposits                 854                                                                             854

Investment Securities         1,000         7,538       20,822         2,765        2,997        8,821       43,943

  Total                      28,059        15,727       80,312        12,837       13,983        8,821      159,739

Sources of Funds

Deposits:
  Interest Bearing
    Deposits                 19,478                                                                          19,478
  Regular Savings            28,391                                                                          28,391
  Certificates of
    Deposit $100,000
    and over                    923         3,680        2,323                                                6,926
  Other Certificates
    of Deposit                9,510        26,390       21,290                                               57,190

  Total Deposits             58,302        30,070       23,613                                              111,985

Short-Term Borrowings         3,116                                                                           3,116
Long-Term Borrowings            721         2,289       11,230         4,032                                 18,272
  Total                      62,139        32,359       34,843         4,032                                133,373
Discrete Gap                (34,080)      (16,632)      45,469         8,805       13,983        8,821       26,366

Cumulative Gap              (34,080)      (50,712)      (5,243)        3,562       17,545       26,366

Cumulative Gap Rate
  Sensitivity Ratio             45.2         46.3         95.9         102.7        113.2          N/A

Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31,
1996.  In preparing the above table no assumptions are made with respect to loan prepayments or deposit run offs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.  Proceeds from the redemption of investments and deposits are included in the period of maturity.


Item 7.   Financial Statements


                       INDEX TO FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Report                                         21

Consolidated Balance Sheets as of December 31, 1996 and 1995         22

Consolidated Statements of Income - Years Ended December 31,
  1996, 1995, and 1994                                               23

Consolidated Statements of Changes in Stockholders' Equity -
  Years Ended December 31, 1996, 1995, and 1994                      24

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1996, 1995, and 1994                      25

Notes to Consolidated Financial Statements                      26 - 42

                        INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia


We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           S. B. HOOVER & COMPANY, L.L.P.


January 24, 1997
Harrisonburg, Virginia

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                     December 31,
ASSETS                                           1996            1995

Cash and due from banks (note 3)             $  3,567,828    $  3,716,107
Interest bearing deposits in banks                854,106          82,205
Federal funds sold                              3,397,000       1,787,000
Securities held to maturity (note 4)           22,708,455      26,909,778
Securities available for sale (note 4)         19,722,229      17,316,584
Other investments (note 4)                      1,512,655       1,461,898

  Total Securities                             43,943,339      45,688,260

Loans (note 5)                                111,545,235      97,963,831
  Less allowance for loan losses (note 6)      (1,003,371)       (862,766)

  Net Loans                                   110,541,864      97,101,065

Bank premises and equipment, net (note 7)       1,953,146       1,982,984
Interest receivable                             1,311,645       1,263,570
Other assets                                      941,832         680,145

  Total Assets                               $166,510,760    $152,301,336

LIABILITIES

Deposits:
  Noninterest bearing                        $ 12,613,945    $ 10,940,797
  Interest bearing:
    Demand                                     14,122,724      12,446,938
    Money market accounts                       5,355,777       7,796,454
    Savings                                    28,390,506      30,233,813
    Time deposits over $100,000 (note 8)        6,925,895       5,280,388
    All other time deposits (note 8)           57,189,748      46,962,190

  Total Deposits                              124,598,595     113,660,580

Short-term debt (note 9)                        3,115,588         837,730
Accrued liabilities                             1,398,543       1,286,227
Long-term debt (note 10)                       18,272,162      19,418,224

  Total Liabilities                           147,384,888     135,202,761

STOCKHOLDERS' EQUITY

Common stock $5 par value, 1,000,000 shares
  authorized, 818,654 shares and 814,288
  shares issued and outstanding,
  respectively                                  4,093,270       4,071,440
Capital surplus                                   866,694         746,629
Retained earnings (note 16)                    13,396,313      11,658,715
Net unrealized gains on securities
  available for sale                              769,595         621,791

  Total Stockholders' Equity                   19,125,872      17,098,575

  Total Liabilities and
    Stockholders' Equity                     $166,510,760    $152,301,336


       The accompanying notes are an integral part of this statement.

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME

                                          Years Ended December 31,
                                      1996          1995          1994
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans       $ 9,646,361   $ 8,401,531   $ 7,106,280
  Interest on time deposits and
    federal funds sold                 103,218       132,550        82,089
  Interest on debt securities -
    taxable                          2,334,902     2,180,051     2,106,838
  Interest on debt securities -
    nontaxable                          31,754        47,631       118,118
  Dividends on common stock            388,617       374,159       355,979

  Total Interest and Dividend
    Income                          12,504,852    11,135,922     9,769,304

INTEREST EXPENSE:
  Interest on demand deposits          513,275       611,422       663,486
  Interest on savings deposits       1,091,086     1,222,310     1,061,469
  Interest on time deposits
    over $100,000                      265,488       223,074        70,307
  Interest on all other time
    deposits                         2,862,754     2,215,059     1,639,405

  Total interest on deposits         4,732,603     4,271,865     3,434,667
  Interest on short-term debt          112,254        13,478        11,318
  Interest on long-term debt         1,231,426     1,229,799     1,109,942

  Total Interest Expense             6,076,283     5,515,142     4,555,927

NET INTEREST INCOME                  6,428,569     5,620,780     5,213,377

PROVISION FOR LOAN LOSSES (note 6)     226,000       164,500        60,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          6,202,569     5,456,280     5,153,377

NONINTEREST INCOME:
  Service charges on deposit
    accounts                           253,362       236,072       219,015
  Insurance and other commissions       37,040        43,425        29,513
  Other operating income               135,181        92,140        80,880
  Gain on security transactions
    (note 4)                           235,104       575,795       413,493

  Total Noninterest Income             660,687       947,432       742,901

NONINTEREST EXPENSES:
  Salaries                           1,443,829     1,446,305     1,326,681
  Employee benefits (note 12)          481,182       508,606       460,566
  Occupancy expense                    166,495       179,857       129,340
  Equipment expense                    290,372       231,962       193,711
  FDIC insurance                        17,468       115,030       223,377
  Other operating expenses           1,010,316       851,183       794,452

  Total Noninterest Expenses         3,409,662     3,332,943     3,128,127

  Income before Income Taxes         3,453,594     3,070,769     2,768,151

INCOME TAX EXPENSE (note 11)         1,012,826       955,086       779,201

  NET INCOME                       $ 2,440,768   $ 2,115,683   $ 1,988,950

PER SHARE DATA
  NET INCOME                       $      2.99   $      2.60   $      2.44

  CASH DIVIDENDS                   $       .86   $       .80   $       .75

COMMON EQUIVALENT SHARES
  OUTSTANDING                          816,948       814,288       814,288


       The accompanying notes are an integral part of this statement.

                             F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          Unrealized
                                                                             Gains
                                                                           (Losses)
                                                                         on Securities
                                 Common        Capital       Retained      Available
                                  Stock        Surplus       Earnings      for Sale       Total

BALANCE - December 31, 1993    $ 4,071,440   $   746,629   $ 8,816,223   $             $13,634,292

Cumulative effect of change in
  accounting for securities
  available for sale                                                         757,000       757,000
Net income                                                   1,988,950                   1,988,950
Dividends on common stock                                     (610,716)                   (610,716)
Change in net unrealized
  losses on securities
  available for sale, net
  of income taxes of $589,040                                               (873,369)     (873,369)

BALANCE - December 31, 1994      4,071,440       746,629    10,194,457      (116,369)   14,896,157

Net income                                                   2,115,683                   2,115,683
Dividends on common stock                                     (651,425)                   (651,425)
Change in net unrealized gains
  on securities available
  for sale, net of income
  taxes of $437,871                                                          738,160       738,160

BALANCE - December 31, 1995      4,071,440       746,629    11,658,715       621,791    17,098,575

Net income                                                   2,440,768                   2,440,768
Dividends on common stock                                     (703,170)                   (703,170)
Stock issued to ESOP
  (4,366 shares) (note 12)          21,830       120,065                                   141,895
Change in net unrealized gains
  on securities available
  for sale, net of income
  taxes of $95,375                                                           147,804       147,804

  BALANCE - December 31, 1996  $ 4,093,270   $   866,694   $13,396,313   $   769,595   $19,125,872

                     The accompanying notes are an integral part of this statement.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                          1996        1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 2,440,768   $ 2,115,683   $ 1,988,950
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Gain on sale of securities       (235,104)     (575,795)     (413,493)
       Depreciation                      258,315       204,520       170,127
       Amortization of security
          premiums                       109,398       146,966       199,631
       Provision for loan losses         226,000       164,500        60,000
       Provision for deferred taxes      (43,415)      (47,267)      (42,640)
       (Increase) decrease in
          interest receivable            (48,075)     (261,755)       38,482
       Increase in other assets         (146,633)      (14,909)     (101,608)
       Increase (decrease) in
          accrued expenses               185,006       454,235      (148,127)
       Amortization of limited
          partnership investments         36,369        49,901        33,268

  Net Cash Provided by
     Operating Activities              2,782,629     2,236,079     1,784,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest
     bearing bank deposits              (771,901)      (23,855)
  Change in federal funds sold        (1,610,000)   (1,787,000)
  Proceeds from maturities of
     securities held to maturity      12,649,324    15,409,547    12,499,393
  Proceeds from maturities of
     securities available for sale     1,793,435     1,280,093     2,518,940
  Proceeds from sales of securities
     available for sale                2,265,492     4,931,003       803,253
  Purchases of securities available
     for sale                         (5,585,748)   (6,740,372)   (1,656,077)
  Purchases of securities held
     to maturity                      (9,160,122)  (13,256,220)  (11,548,349)
  Net increase in loans              (13,666,799)  (16,647,730)   (6,968,973)
  Purchase of property and
     equipment                          (203,688)     (627,202)     (176,483)
  Construction in progress
     payments                            (24,788)                   (248,711)

  Net Cash Used in Investing
     Activities                      (14,314,795)  (17,461,736)   (4,777,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand
     and savings deposits               (935,050)      507,727     1,249,651
  Net increase (decrease) in
     time deposits                    11,873,065    14,399,318    (1,629,866)
  Net increase (decrease) in
     short-term debt                   2,277,858       304,253      (302,913)
  Dividends paid in cash                (685,924)     (651,425)     (610,716)
  Proceeds from long-term debt         2,000,000     4,000,000     6,000,000
  Repayments on long-term debt        (3,146,062)   (2,538,919)   (1,537,452)

  Net Cash Provided by Financing
     Activities                       11,383,887    16,020,954     3,168,704

Net Increase (Decrease) in Cash and
  Cash Equivalents                      (148,279)      795,297       176,287

Cash and Cash Equivalents,
     Beginning of Year                 3,716,107     2,920,810     2,744,523

Cash and Cash Equivalents,
     End of Year                   $   3,567,828 $   3,716,107 $   2,920,810

Supplemental Disclosure:
  Cash paid for:
     Interest expense              $   6,045,799 $   5,369,040 $   4,560,595
     Income taxes                        997,000       792,241       823,985

       The accompanying notes are an integral part of this statement.

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


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 presentation.

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

          (b)  Use of Estimates in the Preparation of Financial Statements

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements; actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

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

          (g)  Impaired Loans

               On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," collectively SFAS 114. SFAS 114 requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The effect of the adoption of SFAS 114 was not material to the Company's consolidated financial statements as of and for the years ended December 31, 1996 or 1995.

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (h)  Bank Premises and Equipment

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

           (i) Pension Plans

               Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, reflecting the actual return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset.

           (j) Income Taxes

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

           (k) Earnings Per Share

               Earnings per share are based on the weighted average number of shares outstanding and take into account common stock equivalents outstanding during the year.


NOTE 3     CASH AND DUE FROM BANKS:

           The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash which the Federal Reserve Bank requires to be on reserve was $567,000 and $522,000 for the years ended December 31, 1996 and 1995, respectively.

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4     INVESTMENT SECURITIES:

           The amortized cost and fair value of securities held to maturity are as follows:


                                                          Gross           Gross
                                        Amortized      Unrealized      Unrealized         Fair
                                          Cost            Gains          Losses           Value

          December 31, 1996
          U. S. Treasuries
            and Agencies              $ 14,381,436    $     21,234    $     66,300    $ 14,336,370
          Mortgage-backed
            obligations of
            federal agencies             4,721,334           2,492          36,888       4,686,938
          State and municipals             449,757                             715         449,042
          Corporate bonds                3,155,928          38,753                       3,194,681

            Total Securities
              Held to Maturity        $ 22,708,455    $     62,479    $    103,903    $ 22,667,031

          December 31, 1995
          U. S. Treasuries
            and Agencies              $ 18,279,611    $     91,633    $     81,307    $ 18,289,937
          Mortgage-backed
            obligations of
            federal agencies             3,631,173          32,618           1,678       3,662,113
          State and municipals             476,460                             893         475,567
          Corporate bonds                4,522,534          97,353                       4,619,887

            Total Securities
              Held to Maturity        $ 26,909,778    $    221,604    $     83,878    $ 27,047,504

          The amortized cost and fair value of securities available for sale are as follows:

          December 31, 1996
          U.S. Agencies               $  4,747,235    $     26,263    $     11,559    $  4,761,939
          Mortgage-backed
            obligations of
            federal agencies             1,480,078          16,246          28,354       1,467,970
          Marketable equities            6,077,035       1,259,148          28,307       7,307,876
          Corporate bonds                6,177,080          34,193          26,829       6,184,444

            Total Securities
              Available for Sale      $ 18,481,428    $  1,335,850    $     95,049    $ 19,722,229

          December 31, 1995
          U.S. Agencies               $  2,998,825    $     59,613    $     30,000    $  3,028,438
          Mortgage-backed
            obligations of
            federal agencies             2,859,115          19,779          15,150       2,863,744
          Marketable equities            6,429,220         944,887          56,130       7,317,977
          Corporate bonds                4,031,800          74,625                       4,106,425

            Total Securities
            Available for Sale      $ 16,318,960    $  1,098,904    $    101,280    $ 17,316,584


                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES (CONTINUED):


          The amortized cost and fair value of securities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                     Securities Available for Sale    Securities Held to Maturity
                                        Amortized        Fair            Amortized        Fair
                                          Cost           Value             Cost           Value
          Due in one year or
            less                      $  2,144,252   $  2,154,425      $  6,384,302   $  6,396,187
          Due after one year
            through five years           8,605,174      8,621,973        12,199,572     12,190,657
          Due after five years
            through ten years              788,305        769,486         1,995,965      1,969,375
          Due after ten years              866,662        868,469         2,128,616      2,110,812

            Total                       12,404,393     12,414,353        22,708,455     22,667,031

          Marketable equities            6,077,035      7,307,876

                                      $ 18,481,428   $ 19,722,229      $ 22,708,455   $ 22,667,031


          Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 1996, 1995 or 1994.
          Realized gains and losses on marketable equity transactions are summarized below:

                                         1996         1995         1994

          Gains                        $ 250,808    $ 620,036    $ 489,926
          Losses                          15,704       44,241       76,433

            Net Gains                  $ 235,104    $ 575,795    $ 413,493

        In response to a statement from the Financial Accounting Standards Board permitting banks to reassess their classification of investments, the Bank transferred securities with a carrying value of $7,390,508 and net unrealized gains of $95,838 from held to maturity to available for sale in December 1995.

        The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $7,546,959 at December 31, 1996 and $5,516,110 at
        December 31, 1995.

        There were no state or political subdivision obligations of a single issuer which exceeded 10% of stockholders' equity at December 31, 1996, 1995 or 1994.

                              F & M BANK CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4     INVESTMENT SECURITIES (CONTINUED):

           At December 31, 1996, the Company was committed to invest an additional $665,312 in two low income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects.

           Other investments consist of investments in three low income housing partnerships (carrying basis of $505,955) and stock in the Federal Home Loan Bank, Community Bankers Bank and Federal Reserve Bank (carrying basis of $1,006,700). The interests in the low income housing partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 1996.


NOTE 5     LOANS:

           Loans outstanding as of December 31 are summarized as follows:

                                                  1996            1995
           Real Estate
             Construction                      $  2,924,696    $  2,540,013
             Mortgage                            68,614,474      58,771,486
           Commercial and agricultural           26,921,693      25,018,296
           Installment                           12,248,499      10,806,613
           Credit cards                             799,257         806,745
           Other                                     36,616          20,678

             Total                             $111,545,235    $ 97,963,831


           The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totalling $21,219,513 and $24,014,113 as of December 31, 1996 and 1995,
           respectively.


NOTE 6     ALLOWANCE FOR LOAN LOSSES:

           A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                         1996         1995        1994

          Balance, beginning of year  $  862,766   $  744,513   $  699,954
          Provision charged to
            operating expenses           226,000      164,500       60,000
          Loan recoveries                 17,449       18,252       30,100
          Loans charged off             (102,844)     (64,499)     (45,541)

            Balance, end of year      $1,003,371   $  862,766   $  744,513

          Percentage of gross loans         .90%         .88%         .92%

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7     BANK PREMISES AND EQUIPMENT:

           Bank premises and equipment as of December 31 are summarized as follows:

                                                   1996             1995

          Construction in progress              $    24,788    $
          Land                                      392,237        392,237
          Buildings and improvements              1,809,589      1,804,459
          Furniture and equipment                 1,846,852      1,975,042

                                                  4,073,466      4,171,738
          Less - Accumulated depreciation        (2,120,320)    (2,188,754)

             Net                                $ 1,953,146    $ 1,982,984

          Provisions for depreciation of $258,315 in 1996, $204,520 in 1995 and $170,127 in 1994 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1996, the scheduled maturities of time deposits are as follows:

                    1997                      $ 41,790,236
                    1998                        13,807,050
                    1999                         2,633,639
                    2000                         4,952,751
                    2001 and thereafter            931,967

                                              $ 64,115,643


NOTE 9    SHORT-TERM DEBT:

          Short-term debt information is summarized as follows:

                                                                              Weighted
                                    Maximum     Outstanding    Average         Average   Year End
                                Outstanding at       at        Balance        Interest   Interest
                                 Any Month End    Year End  Outstanding1        Rate       Rate

          1996
          Treasury, tax
            and loan               $  757,867   $  347,092   $  245,557         4.87%       5.15%
          Federal funds
            purchased               1,988,000                   121,470         5.44         N/A
          Notes payable               319,023                   137,808         7.45         N/A
          Securities sold under
            agreements to
            repurchase              2,768,496    2,768,496    1,731,108         4.80        4.77

          Totals                                $3,115,588   $2,235,943         5.01%       4.82%
<F2>
          1 Based on daily amounts outstanding


                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    SHORT-TERM DEBT (CONTINUED):


                                                                              Weighted
                                    Maximum     Outstanding    Average         Average   Year End
                                Outstanding at       at        Balance        Interest   Interest
                                 Any Month End    Year End  Outstanding1        Rate       Rate

          1995
          Treasury, tax
            and loan               $  708,163   $  137,730   $  265,833       4.76%         5.15%
          Federal funds
            purchased                                             5,699         6.10      N/A
          Notes payable               700,000      700,000        7,671         8.20        8.20

          Totals                                $  837,730   $  279,203         4.88%       7.69%

          1994
          Treasury, tax
            and loan               $  439,857   $  203,477   $  250,542         3.46%       5.20%
          Federal funds
            purchased               1,110,000      330,000       51,863         5.10        5.87

          Totals                                $  533,477   $  302,405         3.74%       5.31%
<F3>
          1 Based on daily amounts outstanding

          The Company has lines of credit with correspondent banks totalling $9,467,000, which are used in the management of short-term liquidity. All securities sold under agreements to repurchase are under the Company's control.


NOTE 10    LONG-TERM DEBT:

           The Company has borrowed on a cumulative basis $25,900,000 from the Federal Home Loan Bank of Atlanta (FHLB) since 1992. Advances for the years ended December 31, 1996 and 1995, were $2,000,000 and $4,000,000, respectively. The interest rates on the notes payable are fixed at the time of the advance and range from 5.62% to 7.72%; the weighted average interest rate is 6.54% at December 31, 1996. The long-term debt is secured by qualifying mortgage loans owned by the Company.

           Repayments of long-term debt are due quarterly and interest is due monthly. Interest expense of $1,231,426, $1,229,799 and $1,109,942 was incurred on these debts in 1996, 1995 and 1994, respectively. The maturities of long-term debt as of December 31, 1996 are as follows:

                    1997                             $  3,010,345
                    1998                                3,010,345
                    1999                                3,010,345
                    2000                                2,724,631
                    2001                                2,484,632
                    Thereafter                          4,031,864


                    Total                            $ 18,272,162

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE:

          The components of the income tax expense for the years ended December 31 are as follows:

                                         1996         1994         1994

          Current expense
            Federal                   $1,040,736   $  959,652   $  797,546
            State                         15,505       42,701       24,295
          Deferred expense
            Federal                      (43,415)     (47,267)     (42,640)

            Total Income Tax Expense  $1,012,826   $  955,086   $  779,201

          Amounts in above arising
            from gains on security
            transactions              $   89,791   $  220,572   $  159,000

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                         1996         1995         1994

          Tax Effects of Temporary Differences:
            Accounting change         $  (11,523)  $  (11,523)  $  (11,524)
            Provision for loan losses    (47,806)     (40,206)     (18,210)
            Split dollar life
              insurance                   (5,006)     (11,492)      (8,660)
            Depreciation                  (2,319)      (3,521)        (152)
            FHLB dividends                             (5,576)       4,794
            Pension expense               15,487       18,272       14,357
            Other                          7,752        6,779      (23,245)

            Deferred Income
              Tax Benefit             $  (43,415)  $  (47,267)  $  (42,640)

          The components of the deferred taxes as of December 31 are as follows:

                                                      1996         1995

          Deferred Tax Assets:
            Bad debt allowance                     $  225,593   $  177,787
            Split dollar life insurance                67,492       62,486
            Other                                       7,270        6,668

            Total Assets                              300,355      246,941

          Deferred Tax Liabilities:
            Securities available for sale             471,206      375,831
            Low income housing credits                 58,812       36,014
            Accretion                                  17,634        9,278
            Depreciation                               16,630       18,949
            Pension                                   125,005      109,518
            Change in accounting method                23,047       34,572
            FHLB dividends                             18,564       18,564

            Total Liabilities                         730,898      602,726

            Net Liability                          $ (430,543)  $ (355,785)

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the years ended December 31:

                                         1996         1995         1994

          Tax expense at federal
            statutory rates           $1,160,264   $1,044,062   $  930,915
          Increases (decreases) in
            taxes resulting from:
              Tax-exempt interest        (12,522)     (14,792)     (34,349)
              Partially exempt income   (131,461)    (116,067)    (107,185)
              State income taxes, net      7,683       37,722       18,270
              Other                      (11,138)       4,161      (28,450)

              Total Income Tax
                 Expense              $1,012,826   $  955,086   $  779,201


NOTE 12   EMPLOYEE BENEFITS:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. The Bank's funding policy is to fund the maximum amount permitted by federal income tax regulations. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $87,246, $75,062 and $64,686 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The Company has established an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock when distributed have restrictions on transferability. The Company contributed $144,176 in 1996, $141,926 in 1995 and $130,000 in 1994 to the
          Plan and charged this expense to operations.

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13   CONCENTRATIONS OF CREDIT:

          The Company had cash deposits in other commercial banks totaling $3,313,981 and $2,760,038 at December 31, 1996 and 1995.

          The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the state of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry. In the past year, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. Although the Company has not experienced elevated loan delinquency rates through the end of 1996, if these conditions persist the Company would expect greater delinquency rates and more problem loans in the future. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 68% of the loan portfolio is secured by real estate.


NOTE 14   COMMITMENTS:

          The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had outstanding the following commitments:

                                                   1996           1995

           Commitments to loan money           $ 14,043,469   $ 12,915,632
           Standby letters of credit                572,900        240,000

           The Company uses the same credit policies in making commitments to loan money and issuing standby letters of credit as it does for the loans reflected in the balance sheet.

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14    COMMITMENTS (CONTINUED:

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

           Loan transactions to such related parties are shown in the following schedule:

                                                    1996          1995

           Total loans, beginning of year         $1,223,327    $1,566,329
           Existing loans to newly
            appointed directors                                    100,000
           New loans                                 611,550       544,952
           Payments made                            (791,875)     (877,757)
           Retirements and reclassifications                      (110,197)

           Total loans, end of year               $1,043,002    $1,223,327


NOTE 16    DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

           The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The amount of dividends the Bank may pay is restricted by the Federal Reserve Act and approval of the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank in any year exceed the sum of (1) net income of the current year and (2) net income after dividends for the preceding two years. As of January 1, 1997, approximately $2,425,256 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $587,858 in 1996, $170,458 in 1995 and $972,859 in 1994.

<Page 38>

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

           Estimated fair value and the carrying value of financial instruments at December 31, 1996 and 1995, are as follows (in thousands):

                                     1996                     1995
                             Estimated   Carrying     Estimated  Carrying
                            Fair Value     Value     Fair Value    Value

          Financial Assets

          Cash                $  3,568   $  3,568       $ 3,716   $  3,716
          Interest bearing
            deposits               854        854            82         82
          Federal funds sold     3,397      3,397         1,787      1,787
          Securities available
            for sale            19,722     19,722        17,316     17,316
          Securities held to
            maturity            22,667     22,708        27,047     26,910
          Other investments      1,513      1,513         1,462      1,462
          Loans                110,286    110,542        97,211     97,101
          Accrued interest
            receivable           1,312      1,312         1,264      1,264

          Financial Liabilities

          Demand Deposits:
            Non-interest
              bearing           12,614     12,614        10,941     10,941
            Interest bearing    19,478     19,478        20,243     20,243
          Savings deposits      28,391     28,391        30,234     30,234
          Time deposits         64,676     64,116        52,713     52,243
          Short-term debt        3,116      3,116           533        533
          Long-term debt        18,299     18,272        19,447     19,418
          Accrued interest
            payable                507        507           477        477


          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using a pricing model which takes into consideration maturity, yields and quality. The remainder of the financial instruments was valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 1996.

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18   REGULATORY MATTERS:

          The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary -actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1996, the most recent notification from the Bureau of Financial Institutions, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Company's actual capital ratios are presented in the following table:

                                      Actual      Regulatory Requirements
                                   December 31,    Adequately     Well
                                 1996      1995    Capitalized capitalized


          Total risk-based
            ratio                17.67%    17.81%      8.00%      10.00%
          Tier 1 risk-based
            ratio                16.75%    16.92%      4.00%       6.00%
          Total assets leverage
            ratio                11.37%    11.01%      3.00%       5.00%

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:



                               BALANCE SHEETS

                                                       December 31,
ASSETS                                             1996           1995

  Cash                                          $   162,408    $     4,112
  Investment in subsidiaries                     11,509,142     10,230,568
  Loans receivable                                  282,262        291,819
  Securities available for sale                   7,307,876      7,317,977
  Other securities                                  516,277        427,049
  Accrued interest receivable                         1,552          1,639
  Due from subsidiaries                              90,690        120,564

  Total Assets                                  $19,870,207    $18,393,728

LIABILITIES

  Interest payable                              $              $       467
  Dividends payable                                 180,104        162,858
  Short-term debt                                                  700,000
  Income taxes payable                               37,699         58,087
  Deferred income tax                               526,532        373,741

  Total Liabilities                                 744,335      1,295,153

STOCKHOLDERS' EQUITY

  Common stock par value $5 per share,
    1,000,000 shares authorized,
    818,654 and 814,288 shares
    issued and outstanding, respectively          4,093,270      4,071,440
  Capital surplus                                   866,694        746,629
  Retained earnings                              13,396,313     11,658,715
  Net unrealized gains on securities
    available for sale                              769,595        621,791

  Total Stockholders' Equity                     19,125,872     17,098,575

  Total Liabilities and Stockholders' Equity    $19,870,207    $18,393,728

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


               STATEMENTS OF NET INCOME AND RETAINED EARNINGS


                                          Years Ended December 31,
                                      1996          1995          1994

INCOME

  Dividends from affiliate         $   587,858   $   170,458   $   972,859
  Interest on loans                     25,826        26,786        29,352
  Investment income - taxable            1,856         1,675         2,793
  Investment income - nontaxable                                     3,980
  Dividend income                      388,617       374,159       355,979
  Security gains                       248,864       620,036       464,933
  Limited partnership income
    (loss), net of tax credits          11,505        (8,854)      (33,268)

  Total Income                       1,264,526     1,184,260     1,796,628

EXPENSES

  Interest expense                      10,260           467
  Administration expense                80,266        73,697        70,938

  Total Expenses                        90,526        74,164        70,938

Net income before income tax
  expense and increase in
  undistributed equity
  of affiliates                      1,174,000     1,110,096     1,725,690

INCOME TAX EXPENSE                      76,094       267,699       151,284

Income before increase in
  undistributed equity of
  affiliates                         1,097,906       842,397     1,574,406

Increase in undistributed
  equity of affiliates               1,342,862     1,273,286       414,544

  NET INCOME                         2,440,768     2,115,683     1,988,950

Retained earnings,
  beginning of year                 11,658,715    10,194,457     8,816,223
Dividends on common stock             (703,170)     (651,425)     (610,716)

Retained Earnings, End of Year     $13,396,313   $11,658,715   $10,194,457

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                          STATEMENTS OF CASH FLOWS


                                          Years Ended December 31,
                                      1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                       $ 2,440,768   $ 2,115,683   $ 1,988,950
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Undistributed subsidiary
        income                      (1,342,862)   (1,273,286)     (414,544)
      Gain on sale of securities      (248,864)     (620,036)     (464,933)
      Decrease in interest
        receivable                          87           162           726
      Decrease in due from
        subsidiary                      29,874       107,703         9,880
      Decrease (increase) in
        other receivables                             76,324       (72,184)
      Increase (decrease) in
        accrued expenses                 1,944        77,319       (68,569)
      Amortization of limited
        partnership investments         36,369        49,901        33,268

  Net Cash Provided by
    Operating Activities               917,316       533,770     1,012,594

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities
    available for sale               1,188,867     2,255,476       803,252
  Proceeds from maturity of
    securities  available for sale       4,629         5,480       122,467
  Purchase of securities available
    for sale                          (587,818)   (2,030,149)   (1,204,971)
  Purchase of other securities        (130,226)     (121,359)     (291,810)
  Decrease in loans receivable           9,557         8,680       157,528
  Investment in subsidiary                          (700,000)

  Net Cash Provided by (Used in)
    Investing Activities               485,009      (581,872)     (413,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in
    short-term debt                   (700,000)      700,000
  Stock issued to stock bonus plan     141,895
  Dividends paid in cash              (685,924)     (651,425)     (610,716)

  Net Cash Provided by (Used in)
    Financing Activities            (1,244,029)       48,575      (610,716)

Net Increase (Decrease) in Cash
  and Cash Equivalents                 158,296           473       (11,656)

Cash and Cash Equivalents,
  Beginning of Year                      4,112         3,639        15,295

Cash and Cash Equivalents,
  End of Year                      $   162,408   $     4,112   $     3,639

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME

                           (In Thousands of Dollars Except Per Share Data)



                                            1996        1995        1994        1993       1992 1
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans              $  9,646    $  8,401    $  7,106    $  6,685    $  6,639
  Federal funds sold and time deposits         103         133          82         140         236
  Investment securities - taxable            2,724       2,554       2,463       2,180       1,350
  Investment securities - nontaxable            32          48         118         218         341

  Total                                     12,505      11,136       9,769       9,223       8,566

INTEREST EXPENSE:
  Interest on deposits                       4,733       4,272       3,435       3,598       3,734
  Other interest expense                     1,343       1,243       1,121         824         223

  Total                                      6,076       5,515       4,556       4,422       3,957

NET INTEREST INCOME                          6,429       5,621       5,213       4,801       4,609

Provision for Loan Losses                      226         165          60          60          60

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  6,203       5,456       5,153       4,741       4,549

NONINTEREST INCOME:
  Service charges on deposits                  254         236         219         220         205
  Other operating income                       172         135         111         144         145
  Gain on security transactions                235         576         413         375         305

  Total Noninterest Income                     661         947         743         739         655

NONINTEREST EXPENSES:
  Salaries                                   1,444       1,446       1,327       1,218       1,116
  Employee benefits                            481         508         460         404         410
  Occupancy expense                            167         180         129         114         117
  Equipment expense                            290         232         194         228         246
  Other operating expenses                   1,028         966       1,018         951         810

  Total Noninterest Expenses                 3,410       3,332       3,128       2,915       2,699

  Income before Income Taxes                 3,454       3,071       2,768       2,565       2,505

Income Tax Expense                           1,013         955         779         678         727

  NET INCOME                              $  2,441    $  2,116    $  1,989    $  1,887    $  1,778

Total Assets at Year End                  $166,511    $152,301    $132,649    $127,824    $113,974

Net Income Per Share                      $   2.99    $   2.60    $   2.44    $   2.32    $   2.22

Dividends Per Share                       $    .86    $    .80    $    .75    $    .65    $   1.15

Book value per share                      $  23.36    $  21.00    $  18.29    $  16.74    $  15.03
<F4>
1 1992 information has been restated to reflect the stock split which occurred in 1993.


  FINANCIAL HIGHLIGHTS
  F & M BANK CORP.
  & SUBSIDIARIES


                                   1996           1995           1994
  FOR THE YEAR

  Net income                   $  2,440,768   $  2,115,683   $  1,988,950
  Net income per share                 2.99           2.60           2.44
  Cash dividends                    685,924        651,425        610,716
  Cash dividends per share              .86            .80            .75
  Return on average assets             1.54%          1.49%          1.53%
  Return on average equity            13.58%         13.15%         13.94%


  AT YEAR END

  Assets                       $166,510,760   $152,301,336   $132,648,847
  Loans                         111,545,235     97,963,831     81,362,348
  Deposits                      124,598,595    113,660,580     98,753,535
  Stockholders' equity           19,125,872     17,098,575     14,896,157
  Number of shares outstanding      818,654        814,288        814,288
  Book value per share                23.36          21.00          18.29
  Primary capital/assets              11.49%         11.23%         11.23%

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                    Principal Occupation
   Name and Position                Director           During the Last
     with the Bank          Age       Since              Five Years

                             CLASS A DIRECTORS
          (to serve until the 1997 annual meeting of shareholders)

Lawrence H. Hoover, Jr.      62       1981        Attorney, Partner in
Vice Chairman of the Board                        Hoover, Penrod,
                                                  Davenport & Crist and its
                                                  predecessor since 1971

Richard S. Myers             49       1988        President of Dick Myers
                                                  Chevrolet-GEO since
                                                  February 1991

Ronald E. Wampler            49       1991        Farmer and partner in
                                                  Dove Farms, Inc. and its
                                                  affiliates


                             CLASS B DIRECTORS
          (to serve until the 1998 annual meeting of shareholders)

Thomas L. Cline              50       1991        Secretary/Treasurer of
                                                  Truck & Equipment Corp.
                                                  and related companies
                                                  since 1974

Robert L. Halterman          61       1980        President of Virginia
                                                  Classic Mustang, Inc., an
                                                  auto parts company

Wayne L. Long                67       1985        Real estate and retired
                                                  farmer

Michael W. Pugh              42       1994        President of Old Dominion
                                                  Realty, Inc.; Partner in
                                                  Tri-City Development Co.;
                                                  President of Colonial
                                                  Appraisal Service, Inc.
                                                  and Treasurer of Old Mill
                                                  Enterprises, Inc.


                             CLASS C DIRECTORS
          (to serve until the 1999 annual meeting of shareholders)

Julian D. Fisher             56       1990        CEO of Farmers &
President                                         Merchants Bank since May
                                                  1996; President of Bank
                                                  since Oct. 1991

Dan B. Todd                  65       1969        CEO of Farmers &
Chairman                                          Merchants Bank from 1969
                                                  to May 1996; Chairman of
                                                  the Board since Oct. 1991

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of the common stock of the Company, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during 1996, all filing requirements applicable to its officers and directors were complied with.


Item 10.  Executive Compensation

     The Summary Compensation Table below sets forth the compensation of the Company's Chief Executive Officer for all services rendered to the Company and its subsidiary, Farmers & Merchants Bank, for the last three fiscal years.

                         SUMMARY COMPENSATION TABLE

       Name and                   Annual Compensation 1       Other
  Principal Position       Year    Salary ($) Bonus ($)  Compensation ($) 2

  Julian D. Fisher         1996    $ 84,912   $ 30,000       $ 20,813
  Chief Executive Officer  1995      72,800     25,000         17,213
  & President              1994      70,300     20,000         16,616

1 The value of perquisites and other personal benefits did not exceed the lessor of $50,000 or 10% of the total of annual salary and bonus.

2 The amounts presented include the Company's contribution for the benefit of Mr. Fisher under the Company's Stock Bonus Plan ($12,151, $9,280 and $8,871 in 1996, 1995 and 1994, respectively), the gross value of life insurance premiums paid by the Company on behalf of Mr. Fisher ($7,334, $7,386 and $7,428 in 1996, 1995 and 1994, respectively) and the lease value of personal mileage on a company vehicle that has been provided for Mr. Fisher's use ($1,328, $547 and $317 in 1996, 1995 and 1994, respectively).
Pursuant to a split-dollar insurance agreement between the Company and Mr. Fisher, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Fisher.

(1) Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: One hundred and fifty dollars ($150) for each Board of Directors' meeting, and fifty dollars ($50) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 1996, a bonus of $4,000 was paid to each Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 1996.

     The following table sets forth the number and percentage of shares of common stock held, as of December 31, 1996 by each of the Company's directors and all of the Company's directors and officers as a group.

                                            Amount             Percent
                                         Beneficially            of
     Name of Owner                           Owned              Class

   Thomas L. Cline                          2,140 1              .261%

   Julian D. Fisher                        22,328 2             2.727%

   Robert L. Halterman                      9,616               1.175%

   Lawrence H. Hoover, Jr.                 12,526 3             1.530%

   Wayne L. Long                            5,080 4              .621%

   Richard S. Myers                         3,740 5              .457%

   Michael W. Pugh                            200                .024%

   Dan B. Todd                             11,842 6             1.447%

   Ronald E. Wampler                        2,500                .305%

   All Directors and executive
   officers as a group                     69,972               8.547%

1 Includes 1,241 shares owned directly, 843 shares owned jointly with another member of his household and 56 shares owned by another member of his household.

2 Includes 3,130 shares owned directly, 2,730 shares owned by another member of his household and 16,468 shares which are owned by the Company's stock bonus plan over which Mr. Fisher has voting power.

3 Includes 10,280 shares owned directly, 46 shares owned by another member of his household and 2,200 shares owned by a Unitrust in which he is one of the trustees.

4 Includes 1,284 shares owned directly and 3,796 shares owned by a member of his household.

5 Includes 1,600 shares owned directly and 2,140 shares held in Mr. Myers' IRA account.

6 Includes 1,280 shares owned directly, 8,554 shares owned by a member of his household and 2,008 shares held in Mr. Todd's IRA account.

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

    3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

    3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

    21     Subsidiaries of the small business issuers attached

    23     Consent of Certified Public Accountant attached

    27     Financial Data Schedule attached



Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                F & M Bank Corp.



                        By:     JULIAN D. FISHER
                                Julian D. Fisher
                                Chief Executive Officer and President


                        Date:       MARCH 20, 1997


                        By:     NEIL W. HAYSLETT
                                Neil W. Hayslett
                                Vice President and Chief Financial Officer


                        Date:       MARCH 20, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

         Signature                  Title            Date


THOMAS L. CLINE              Director                    MARCH 20, 1997
Thomas L. Cline



JULIAN D. FISHER             Director, President,        MARCH 20, 1997
Julian D. Fisher             Chief Executive Officer



ROBERT L. HALTERMAN          Director                    MARCH 20, 1997
Robert L. Halterman

LAWRENCE H. HOOVER, JR.      Director                    MARCH 20, 1997
Lawrence H. Hoover, Jr.



                             Director

Wayne L. Long



                             Director

Richard S. Myers



MICHAEL W. PUGH              Director                    MARCH 20, 1997
Michael W. Pugh



                             Director, Chairman

Dan B. Todd



RONALD E. WAMPLER            Director                    MARCH 20, 1997
Ronald E. Wampler

Exhibit 21 - List of Subsidiaries of the Registrant



     Farmers & Merchants Bank (incorporated in Virginia)
     TEB Life Insurance Company (incorporated in Arizona)
     Timway Insurance Agency, Inc. (incorporated in Virginia), a subsidiary of Farmers & Merchants Bank.

<Page 52>

Exhibit 23 - Consent of Certified Public Accountant


To the Shareholders and Board of Directors
F & M Bank Corp.


     We consent to the use of our report, dated January 24, 1997, relating to the consolidated balance sheets of F & M Bank Corp. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears on Page 21 in the December 31, 1996 Annual Report on Form 10-KSB of F & M Bank Corp.


                                   S. B. HOOVER & COMPANY, L.L.P.



Harrisonburg, VA
March 20, 1997