Form 10QSB
period 1997-03-31
F&M BANK CORP
filed 1997-05-14
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number   0-13273
 March 31, 1997


                              F & M BANK CORP.

              Virginia                                       54-1280811
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

              Class                           Outstanding at March 31, 1997
Common Stock, par value - $5                       818,654 shares




                              F & M BANK CORP.


                                   INDEX

                                                                     Page

PART I   FINANCIAL INFORMATION                                         2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 1997 and 1996                                 2

         Consolidated Balance Sheets - March 31, 1997
         and December 31, 1996                                         3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1997 and 1996           4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 1997 and 1996                          5

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8


PART II  OTHER INFORMATION                                            16

Item 1.  Legal Proceedings                                            16

Item 2.  Changes in Securities                                        16

Item 3.  Defaults upon Senior Securities                              16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 5.  Other Information                                            16

Item 6.  Exhibit and Reports on Form 8K                               16


         SIGNATURES                                                   20

Part I   Financial Information
Item 1.  Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                            March 31,
                                                       1997        1996
Interest Income
  Interest and fees on loans                         $  2,569    $  2,295
  Interest on federal funds sold                           20          28
  Interest on interest bearing deposits                     5           7
  Interest and dividends on investment securities
    Taxable                                               697         686
    Nontaxable                                              7           9

  Total Interest Income                                 3,298       3,025

Interest Expense
  Interest on demand accounts                             124         140
  Interest on savings deposits                            251         298
  Interest on time deposits                               860         759

  Total interest on deposits                            1,235       1,197

  Interest on short-term debt                              32          14
  Interest on long-term debt                              287         322

  Total Interest Expense                                1,554       1,533

  Net Interest Income                                   1,744       1,492

Provision for Loan Losses                                  45          25

  Net Interest Income after Provision
    for Loan Losses                                     1,699       1,467

Noninterest Income
  Service charges                                          85          58
  Other                                                    39          44
  Security gains (losses)                                 (35)        172

  Total Noninterest Income                                 89         274

Noninterest Expense
  Salaries                                                374         371
  Employee benefits                                       154         144
  Occupancy expense                                        38          41
  Equipment expense                                        69          67
  Other                                                   217         231

  Total Noninterest Expense                               852         854

Income before Income Taxes                                936         887

  Income Taxes                                            275         256

  Net Income                                         $    661    $    631

Per Share Data

  Net Income                                         $    .81    $    .78

  Cash Dividends                                     $    .22    $    .20

  Equivalent Shares Outstanding                       818,654     814,288


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                     March 31, December 31,
     ASSETS                                            1997        1996


Cash and due from banks                              $  3,242    $  3,568
Federal funds sold                                         90       3,397
Interest bearing deposits in banks                         37         854
Securities held to maturity (note 2)                   22,906      22,708
Securities available for sale (note 2)                 21,172      19,722
Other investments                                       1,523       1,513

Loans, net of unearned discount (note 3)              115,576     111,545
  Less allowance for loan losses (note 4)              (1,055)     (1,003)

  Net Loans                                           114,521     110,542

Bank premises and equipment                             1,883       1,953
Interest receivable                                     1,354       1,312
Other assets                                              874         942

  Total Assets                                       $167,602    $166,511

      LIABILITIES

Deposits
  Noninterest bearing demand                         $ 13,123    $ 12,614
  Interest bearing
    Demand                                             19,943      19,478
    Savings deposits                                   29,522      28,391
    Time deposits                                      64,021      64,116

  Total Deposits                                      126,609     124,599

Short-term debt                                         2,585       3,116
Long-term debt                                         17,469      18,272
Accrued expenses                                        1,465       1,398

  Total Liabilities                                   148,128     147,385

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 818,654 shares
  issued and outstanding                                4,093       4,093
Surplus                                                   867         867
Retained earnings                                      13,877      13,396
Unrealized gain on securities available for sale          637         770

  Total Stockholders' Equity                           19,474      19,126

  Total Liabilities and Stockholders' Equity         $167,602    $166,511


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                         Three Months
                                                             Ended
                                                           March 31,
                                                       1997        1996

Balance, beginning of period                         $ 19,126    $ 17,098

Dividends declared                                       (180)       (162)
Change in unrealized (gains) on securities
  available for sale                                     (133)       (189)
Net income for period                                     661         631

Balance, end of period                               $ 19,474    $ 17,378


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                       1997        1996
Cash Flows from Operating Activities:
  Net income                                         $    661    $    631
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         61          58
      Amortization of security premiums                    24          33
      Provision for loan losses                            45          25
      Increase in interest receivable                     (42)        (58)
      Decrease in other assets                              9           3
      Increase in accrued expenses                        141         200
      (Gain) loss on security transactions                 35        (172)
      Losses (income) on limited partnership
        investments                                        (3)         10

      Net adjustments                                     270          99

  Net Cash Provided by Operating Activities               931         730

Cash Flows from Investing Activities:
  Purchase of investments available for sale           (3,784)     (3,003)
  Proceeds from sales of investments
    available for sale                                  2,189         874
  Proceeds from maturity of investments
    available for sale                                    683         130
  Proceeds from maturity of investments
    held to maturity                                    1,374       3,310
  Purchase of investments held to maturity             (2,268)     (4,256)
  Net increase in loans                                (4,024)     (2,995)
  Purchase of property and equipment                      (48)        (12)
  Change in federal funds sold                          3,307         419
  Net decrease in interest bearing bank deposits          817          31

  Net Cash Used in Investing Activities                (1,754)     (5,502)

Cash Flows from Financing Activities:
  Net increase in deposits                              2,010       2,900
  Net increase (decrease) in short-term borrowings       (531)        690
  Cash dividends paid                                    (180)       (162)
  Increase in long-term debt                                        1,000
  Repayment of long-term debt                            (802)       (727)

  Net Cash Provided by Financing Activities               497       3,701

Net Decrease in Cash and Cash Equivalents                (326)     (1,071)

Cash and Cash Equivalents, Beginning of Period          3,568       3,716

Cash and Cash Equivalents, End of Period             $  3,242    $  2,645

Supplemental Disclosure:
  Cash paid for:
    Interest expense                                 $  1,560    $  1,523
    Income taxes                                           44          55

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and March 31, 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of the F & M Bank Corp.


NOTE 2     INVESTMENT SECURITIES:

               The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 1997 and December 31, 1996 follows:

                                         1997                 1996
                                  Carrying   Market    Carrying   Market
                                    Value     Value      Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations    $  13,706 $  13,554  $ 14,381  $ 14,336
          State and municipal           405       404       450       449
          Other securities            4,331     4,344     3,156     3,195
          Mortgage-backed
            securities                4,464     4,390     4,721     4,687

            Total                 $  22,906 $  22,692  $ 22,708  $ 22,667


                                         1997                 1996
                                   Market               Market
                                    Value     Cost       Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations    $   6,378 $   6,415  $  4,762  $  4,747
          Equity securities           7,188     6,074     7,308     6,077
          Mortgage-backed
            securities                1,376     1,405     1,468     1,480
          Other securities            6,230     6,246     6,184     6,177

            Total                 $  21,172 $  20,140  $ 19,722  $ 18,481

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3     LOANS:

               Loans outstanding are summarized as follows:

                                                     March 31, December 31,
                                                       1997        1996

          Real Estate
            Construction                             $  4,118    $  2,925
            Mortgage                                   68,903      68,614
          Commercial and agricultural                  28,977      26,922
          Installment                                  12,832      12,248
          Credit cards                                    725         799
          Other                                            21          37

            Total                                    $115,576    $111,545


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the three months ended March 31, 1997 and 1996 follows:

                                                       1997        1996

          Balance, beginning of period               $  1,003    $    863
          Provisions charged to operating expenses         45          25
          Loan recoveries                                  18           2
          Loan charge-offs                                (11)        (28)

            Balance, End of Period                   $  1,055    $    862

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

      The financial condition of F & M Bank Corp. remained strong in the first quarter of 1997. Annualized growth in total assets slowed to 2.62% and annualized growth in deposits was 6.46%. Net income for the first quarter increased $30,000 or 4.59% despite a $207,000 change in security gains and losses.

Results of Operations

      The dollar amount of the tax equivalent net interest margin increased $250,000 or 16.22% in the first quarter of 1997 compared to the first quarter of 1996. An increase in the return on earning assets of nine basis points combined with a decrease in the cost of funds (twenty-three basis points) yielded the improved results. The increase in net interest margin income is primarily attributable to an increase in net earning assets (i.e. volume increases). A schedule of the net interest margin for the first quarter of 1997 and 1996 is shown on page 14 as Table I.

      Noninterest income decreased $185,000 or 67.52% in the first three months of 1997. This decrease was caused by a combination of a $35,000 loss on securities transactions in 1997 compared to a $172,000 gain on securities transactions in 1996. Tempering this decline was a 46.55% increase in service charges as a result of increased rates on overdrafts and smaller account balances.

      Noninterest expense decreased slightly (.23%) in 1997 compared to 1996. Small decreases in several areas of operations (occupancy expense, FDIC insurance, and other expense) coupled with only a minimal 2.52% increase in personnel costs were responsible for the small overall decrease.

Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 1997, the market value of all securities available for sale exceeded their amortized cost by $1,032,000 ($637,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of the securities to have a direct impact on earnings.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


      Securities (Continued)

      Investments in securities increased 3.77% in the first quarter of 1997 as deposit growth has been steady and some of this growth has been directed to investments. The Company has invested in relatively short-term maturities due to uncertainty in the direction of interest rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 34% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

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

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economics and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. In the past year, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among poults. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. Although the Company has not experienced elevated loan delinquency rates through the first quarter of 1997, if these conditions persist, the Company would expect greater delinquency rates in the future.

      The first three months of 1997 saw continued strong loan demand as loans grew at an annualized rate of 14.45%. Funding of the new loans was made possible by increases in demand and savings deposits, reduction in federal funds sold and interest bearing bank deposits and retained income from operations. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1997.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


Asset Quality and Risk Elements

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $1,003,000 at March 31, 1997 compared to $1,430,000 at December 31, 1996. The Company had no nonaccrual or restructured loans at March 31, 1997.

      The Company did not have any loans that were considered impaired under Statement of Financial Accounting Standards No. 114 and No. 118. The Company does not foresee a material impact on operations as a result of these statements.

      Real estate acquired through foreclosure was $107,000 at March 31, 1997 and December 31, 1996. All foreclosed property held at March 31, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

      An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming) and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

      Allowance for Loan Losses

      Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


      Allowance for Loan Losses (Continued)

      The provision for credit losses and changes in the allowance for loan losses are shown below (in thousands of dollars).

                                                         Quarter Ended
                                                           March 31,
                                                       1997        1996

     Balance, beginning of period                   $   1,003   $     863
     Net charge-offs (recoveries)
       Charge-offs                                         11          28
       Recoveries                                         (18)         (2)

     Total net charge-offs (recoveries) *                  (7)         26
     Provision for credit losses                           45          25

       Balance, End of Period                       $   1,055   $     862

     * Components of net charge-offs (recoveries):
       Rest estate  - construction                          -           -
                    - mortgages                             -           -
       Commercial                                          (1)          7
       Installment                                         (6)         19

       Total                                         $     (7)   $     26


     The allowance for credit losses of $1,055,000 at March 31, 1997 was up $52,000 from its level at December 31, 1996. The allowance was equal to
 .91% and .90% of total loans at March 31, 1997 and December 31, 1996, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

     On January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At March 31, 1997, the Company had only an insignificant amount of loans that would be considered impaired under SFAS 114.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


      Deposits and Long-Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 6.46% in the first quarter of 1997. Growth was mainly in the area of transaction and savings accounts but is not believed to be from any single event or promotion.

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. No additional borrowings were obtained in the first quarter of 1997. Normal repayments have totaled $803,000 so far this year.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1997, the Company's total risk based capital ratio was 17.58%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 11.62% at March 31, 1997 which exceeds that of the Company's peers. Management anticipates maintaining these capital levels throughout 1997.

      Liquidity

      Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

      Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


      Interest Rate Sensitivity

      In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

      At March 31, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Increases in the volume of earning assets and an increasing spread on the difference in the amounts received and charged have provided an increase in overall interest income for the period.

      With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

      A summary of asset and liability repricing opportunities is shown on page 15 as Table II.

      Effect of Newly Issued Accounting Standards

      The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company's financial position or operations.

      Securities and Exchange Commission Web Site

      The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp., and the address is (http://www.sec.gov).

TABLE I

                                          F & M BANK CORP.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)


                                 Three Months Ended                    Three Months Ended
                                   March 31, 1997                        March 31, 1996

                           Average     Income/                   Average     Income/
                           Balance     Expense       Rates       Balance     Expense       Rates

Rate Related Income
  Loans 1                  $113,164    $  2,572       9.09%      $ 99,187    $  2,298       9.27%
  Federal funds sold          1,539          20       5.20          2,060          28       5.44
  Interest bearing
    deposits                    399           5       5.01            514           7       5.45
  Investments
    Taxable                  36,301         586       6.46         38,222         580       6.07
    Partially taxable         6,852         154       8.99          6,802         149       8.76
    Tax exempt 1                468           8       6.84            700          12       6.86

  Total Earning Assets      158,723       3,345       8.43        147,485       3,074       8.34

Interest Expense
  Demand deposits            20,213         124       2.45         20,299         140       2.76
  Savings                    28,427         251       3.53         30,609         298       3.89
  Time deposits              64,393         860       5.34         53,716         759       5.65
  Short-term debt             2,717          32       4.71            957          14       5.85
  Long-term debt             17,819         287       6.44         19,975         322       6.45

  Total Interest Bearing
    Liabilities            $133,569       1,554       4.65       $125,556       1,533       4.88

  Net Interest Margin 1                $  1,791                              $  1,541

  Net Yield on Interest
    Earning Assets                                    4.51%                                 4.18%

<F1>
1  On a taxable equivalent basis.


TABLE II

                                          F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                           MARCH 31, 1997
                                      (In Thousands of Dollars)


                            0 - 3      4 - 12       1 - 5      Over 5         Not
                           Months      Months       Years       Years     Classified   Total

Uses of Funds

  Loans:
    Commercial            $  18,446   $  1,378    $  8,521    $    686    $           $ 29,031
    Installment                  79        561      11,991         159                  12,790
    Real estate               6,316      6,852      39,810      20,052                  73,030
    Credit cards                725                                                        725
  Interest bearing
    bank deposits                37                                                         37
  Investment securities       3,051      7,563      20,816       5,450       8,721      45,601
  Federal funds sold             90                                                         90

  Total                   $  28,744   $ 16,354    $ 81,138    $ 26,347    $  8,721    $161,304

Sources of Funds

  Interest bearing
    deposits              $  19,943   $           $           $           $           $ 19,943
  Regular savings            29,522                                                     29,522
  Certificates of deposit
    $100,000 and over         1,833      3,206       1,929                               6,968
  Other certificates
    of deposit                8,174     32,177      16,702                              57,053
  Short-term borrowings       2,585                                                      2,585
  Long-term debt                917      2,236      11,007       3,309                  17,469

  Total                   $  62,974   $ 37,619    $ 29,638    $  3,309    $           $133,540


Discrete Gap              $ (34,230)  $(21,265)   $ 51,500    $ 23,038    $  8,721    $ 27,764

Cumulative Gap              (34,230)   (55,495)     (3,995)     19,043      27,764

Ratio of Cumulative Gap
  to Total Earning Assets   (21.22)%    (34.40)%     (2.48)%     11.81%      17.21%

<F2>
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1997.  In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.  Proceeds from the redemption of investments and deposits are included in the period of maturity.


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

Item 6.      Exhibits and Reports on 8-K

             (a)   Exhibit

                     3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                     3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                     21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1997.

                     27     Financial Data Schedule attached


             (b)   Reports on Form 8-K


                   The Corporation did not file any reports on Form 8-K for the quarter ending March 31, 1997.

                               EXHIBIT INDEX



Exhibit
 Index                                                         Page Number

  27      Financial Data Schedule for the quarter ending
          March 31, 1997                                            18

                                 Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              F & M BANK CORP.



                              JULIAN D. FISHER
                              Julian D. Fisher
                              President and Chief Executive Officer


                              NEIL W. HAYSLETT
                              Neil W. Hayslett
                              Vice President & Chief Accounting Officer




May 14, 1997