Form 10QSB
period 1997-06-30
F&M BANK CORP
filed 1997-08-14
CIK 740806

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


                 Quarterly report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number:  0-13273
   June 30, 1997

                              F & M BANK CORP.

            Virginia                                        54-1280811
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

           Class                              Outstanding at June 30, 1997
Common Stock, par value - $5                        818,654 shares



                              F & M BANK CORP.


                                   INDEX

                                                                     Page

PART I    FINANCIAL INFORMATION                                        2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1997 and 1996                                 2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1997 and 1996                                 3

          Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996                                            4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1997 and 1996                                 5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1997 and 1996             6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9


PART II   OTHER INFORMATION                                           16

Item 1.   Legal Proceedings                                           16

Item 2.   Changes in Securities                                       16

Item 3.   Defaults upon Senior Securities                             16

Item 4.   Submission of Matters to a Vote of Security Holders         16

Item 5.   Other Information                                           16

Item 6.   Exhibit and Reports on Form 8K                              16


          SIGNATURES                                                  20

Part I  Financial Information
Item 1  Financial Statements

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996
Interest Income
  Interest and fees on loans                        $   5,227    $   4,652
  Interest on federal funds sold                           39           45
  Interest on interest bearing deposits                     8           10
  Interest and dividends on investment securities
    Taxable                                             1,351        1,417
    Nontaxable                                              7           18

  Total Interest Income                                 6,632        6,142

Interest Expense
  Interest on demand accounts                             247          267
  Interest on savings deposits                            510          570
  Interest on time deposits                             1,722        1,527

  Total interest on deposits                            2,479        2,364

  Interest on short-term debt                              72           41
  Interest on long-term debt                              562          633

  Total Interest Expense                                3,113        3,038

Net Interest Income                                     3,519        3,104

Provision for Loan Losses                                  90           50

Net Interest Income after Provision for Loan Losses     3,429        3,054

Noninterest Income
  Service charges                                         189          121
  Other                                                    77           83
  Security gains (losses)                                 (25)         169

  Total Noninterest Income                                241          373

Noninterest Expense
  Salaries                                                762          732
  Employee benefits                                       292          284
  Occupancy expense                                        79           82
  Equipment expense                                       139          132
  Other                                                   468          457

  Total Noninterest Expense                             1,740        1,687

Income before Income Taxes                              1,930        1,740

Provision for Income Taxes                                579          520

Net Income                                          $   1,351    $   1,220

Per Share Data

  Net Income                                        $    1.65    $    1.50

  Cash Dividends                                    $     .48    $     .42

  Equivalent Shares Outstanding                       818,654      815,224

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                      Three Months Ended
                                                            June 30,
                                                       1997         1996
Interest Income
  Interest and fees on loans                        $   2,658    $   2,357
  Interest on federal funds sold                           19           17
  Interest on interest bearing deposits                     3            3
  Interest and dividends on investment securities
    Taxable                                               651          710
    Nontaxable                                              3            9

  Total Interest Income                                 3,334        3,096

Interest Expense
  Interest on demand deposits                             123          127
  Interest on savings accounts                            259          272
  Interest on time deposits                               862          768

  Total interest on deposits                            1,244        1,167

  Interest on short-term debt                              40           27
  Interest on long-term debt                              275          311

  Total Interest Expense                                1,559        1,505

Net Interest Income                                     1,775        1,591

Provision for Loan Losses                                  45           25

Net Interest Income after Provision for Loan Losses     1,730        1,566

Noninterest Income
  Service charges                                         104           63
  Other                                                    38           39
  Security gains (losses)                                  10           (3)

  Total Noninterest Income                                152           99

Noninterest Expense
  Salaries                                                388          361
  Employee benefits                                       138          140
  Occupancy expense                                        41           41
  Equipment expense                                        70           65
  Other                                                   251          226

  Total Noninterest Expense                               888          833

Income before Income Taxes                                994          832

Provision for Income Tax                                  304          243

Net Income                                          $     690    $     589

Per Share Data

  Net Income                                        $     .84    $     .72

  Cash Dividends                                    $     .26    $     .22

  Equivalent Shares Outstanding                       818,654      816,159

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                 June 30,   December 31,
     ASSETS                                        1997         1996


Cash and due from banks                         $   4,309    $   3,568
Federal funds sold                                  1,003        3,397
Interest bearing deposits in banks                    524          854
Securities held to maturity (note 2)               22,477       22,708
Securities available for sale (note 2)             18,543       19,722
Other investments                                   1,684        1,513

Loans, net of unearned discount (note 3)          117,410      111,545
  Less reserve for loan losses (note 4)            (1,088)      (1,003)

  Net Loans                                       116,322      110,542

Bank premises and equipment                         1,922        1,953
Interest receivable                                 1,356        1,312
Other assets                                          945          942

  Total Assets                                  $ 169,085    $ 166,511

      LIABILITIES

Deposits
  Noninterest bearing demand                    $  12,992    $  12,614
  Interest bearing
    Demand                                         18,810       19,478
    Savings deposits                               28,146       28,391
    Time deposits                                  66,532       64,116

  Total Deposits                                  126,480      124,599

Short-term debt                                     3,488        3,115
Long-term debt                                     16,553       18,272
Accrued expenses                                    1,921        1,399

  Total Liabilities                               148,442      147,385

    STOCKHOLDERS' EQUITY

Common stock $5 par value, 818,654 shares
  issued and outstanding                            4,093        4,093
Surplus                                               867          867
Retained earnings                                  14,354       13,396
Unrealized gain on securities
  available for sale                                1,329          770

  Total Stockholders' Equity                       20,643       19,126

  Total Liabilities and Stockholders' Equity    $ 169,085    $ 166,511

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Six Months Ended
                                                            June 30,
                                                       1997         1996
Cash Flows from Operating Activities:
  Net income                                        $   1,351    $   1,220
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        121          116
      Amortization of security premiums                    52           60
      (Gain) loss on security transactions                 25         (169)
      Provision for loan losses                            90           50
      Increase in interest receivable                     (44)         (17)
      Increase in other assets                            (45)
      Increase in accrued expenses                         84          104
      Losses (gains) on limited partnership
        investments                                        (2)          19

  Total Adjustments                                       281          163

  Net Cash Provided by Operating Activities             1,632        1,383

Cash Flows from Investing Activities:
  Proceeds from sales of investments
    available for sale                                  5,695        1,920
  Proceeds from maturity of investments
    available for sale                                  1,381          667
  Proceeds from maturity of investments
    held to maturity                                    1,617        6,893
  Purchase of investments available for sale           (4,285)      (4,771)
  Purchase of investments held to maturity             (2,435)      (4,773)
  Net decrease in federal funds sold                    2,394        1,733
  Net increase in loans                                (5,679)      (6,377)
  Purchase of property and equipment                      (84)         (66)
  Net decrease (increase) in interest
    bearing bank deposits                                 330          (32)

  Net Cash Used in Investing Activities                (1,066)      (4,806)

Cash Flows from Financing Activities:
  Net increase in deposits                              1,881        2,328
  Net increase in other short-term borrowings             373        1,575
  Additions to long-term borrowings                                  1,000
  Repayment of long-term borrowings                    (1,719)      (1,619)
  Payment of dividends                                   (360)        (342)

  Net Cash Provided by Financing Activities               175        2,942

Net Increase (Decrease) in Cash
  and Cash Equivalents                                    741         (481)

Cash and Cash Equivalents, Beginning of Period          3,568        3,716

Cash and Cash Equivalents, End of Period            $   4,309    $   3,235

Supplemental Disclosure
  Cash paid for:
    Interest expense                                $   3,105    $   3,049
    Income taxes                                          564          545

  Noncash Transaction

    The Company satisfied the profit sharing liability as of December 31, 1995 by contributing 4,366 common shares to the Plan on May 22, 1996.

      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                       Six Months Ended
                                                            June 30,
                                                       1997         1996


Balance, beginning of period                        $  19,126    $  17,098

Net income                                              1,351        1,220
Dividends declared                                       (393)        (342)
Common stock issued to fund accrued stock
  bonus plan liability (4,366 shares)                                  142
Change in unrealized gain (loss) on securities
  available for sale                                      559         (241)

Balance, end of period                              $  20,643    $  17,877


      The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six month periods ended June 30, 1997 and June 30, 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of the F & M Bank Corp.

               The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2     INVESTMENT SECURITIES:

               The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 1997 and December 31, 1996 follows:

                                        1997                  1996
                                 Carrying   Market     Carrying    Market
                                   Value     Value       Value      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $ 13,696  $ 13,658    $ 14,381   $ 14,336
          State and municipal         405       405         450        449
          Other securities          4,143     4,169       3,156      3,195
          Mortgaged-backed
            securities              4,233     4,207       4,721      4,687

            Total                $ 22,477  $ 22,439    $ 22,708   $ 22,667


                                        1997                   1996
                                  Market                Market
                                   Value     Cost        Value      Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $  4,413  $  4,415    $  4,762   $  4,747
          Equity securities         8,711     6,574       7,308      6,077
          Mortgage-backed
            securities              1,279     1,285       1,468      1,480
          Other securities          4,140     4,126       6,184      6,177

            Total                $ 18,543  $ 16,400    $ 19,722   $ 18,481

                              F & M BANK CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3     LOANS:

           Loans outstanding are summarized as follows:

                                                     June 30,  December 31,
                                                       1997        1996

          Real Estate
            Construction                            $   4,371   $    2,925
            Mortgage                                   68,684       68,614
          Commercial and agricultural                  29,863       26,922
          Installment                                  13,748       12,248
          Credit cards                                    718          799
          Other                                            26           37

            Total                                   $ 117,410   $  111,545


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the periods ended June 30, 1997 and 1996 follows:

                                       Six Months Ended  Three Months Ended
                                           June 30,           June 30,
                                        1997     1996       1997    1996

          Balance, beginning of period $ 1,003 $    863    $ 1,055 $   862
          Provisions charged to
            operating expenses              90       50         45      25
          Net (charge offs) recoveries
            Loan recoveries                 20        6          2       4
            Loan charge-offs               (25)     (35)       (14)     (7)

            Total Net Charge-offs*          (5)     (29)       (12)     (3)

            Balance, End of Period     $ 1,088 $    884    $ 1,088 $   884

          * Components of net charge-offs:
              Real estate
                - Construction         $     - $      -    $     - $     -
              Real estate
                - Mortgages                  -        -          -       -
              Commercial                    (4)      (7)        (5)      -
              Installment                   (1)     (22)        (7)     (3)

            Total                      $    (5)$    (29)   $   (12)$    (3)

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

      The financial condition of F & M Bank Corp. remained strong throughout the first six months of 1997. Annualized growth in total assets for the first six months was 3.09% and annualized growth in deposits for this time period was 3.02%. Net income for the first six months of 1997 increased $131,000 or 10.74% compared to 1996. The increase in capital of 7.93% is attributed to earnings retained from operations for the period and $559,000 net increase in the unrealized gains on securities available for sale.

Results of Operations - Six Months Ending June 30, 1997

      The dollar amount of the tax equivalent, net interest margin increased 13.18% in the first six months of 1997 compared to the first six months of 1996. A decrease in the cost of funds of .16% combined with an increase in the return on earning assets of .13% yielded the improved results. The net increase in tax equivalent net interest margin is a result of approximately equal increases caused by volume increases and the improvement in both the cost of funds and the return on earning assets. A schedule of the net interest margin for 1997 and 1996 is shown on page 14 or Table I.

      Noninterest income decreased 35.39% in the first six months of 1997 compared to the first six months of 1996. This decrease is attributed to a change in security transactions from a gain of $169,000 in 1996 to a loss of $25,000 in 1997. The significant increase in service charges was primarily the result of an increase in overdraft fees and other account service charges.

      Noninterest expense increased 3.14% in 1997 compared to 1996. All areas of noninterest expense increased by amounts reflecting the growth in assets.

Result of Operations - Quarter Ending June 30, 1997

      Net income for the quarter ending June 30, 1997 increased 17.15% over earnings in the same quarter of 1996. Net interest income increased due to increases in the levels of earning assets and the increase spread between the cost of funds and the return on earning assets. Noninterest income increased during 1997 due to asset growth and increases in overdraft fees and other deposit account service charges. The Company's overhead costs are low relative to its peer group and it is not anticipated that this will change in the near future.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Financial Condition

      Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 1997, the market value of all securities available for sale exceeded their amortized cost by $2,143,000 ($1,329,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities, primarily stocks of financial institutions held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of these debt securities to have a direct impact on earnings.

      Investments in securities decreased slightly in the first six months of 1997. Maturities and sales of securities have been used in part to fund continued strong loan demand. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 47% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have the potential for future increases in value.

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

      The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economics and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. In the past year, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among poults. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The company continues to monitor its past due loans closely and has not experienced an increase in loan delinquencies as a result of these economic factors.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Loan Portfolio (Continued)

      The first six months of 1997 saw continued strong loan demand as loans grew at an annualized rate of 10.52%. Funding for the increased loan volume was made possible by the growth in time deposits, sales and maturities of securities and retained income from operations. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1997.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $711,000 at June 30, 1997 compared to $1,430,000 at December 31, 1996. The Company had no nonaccrual or restructured loans at June 30, 1997.

      Real estate acquired through foreclosure was $107,000 at June 30, 1997 and December 31, 1996. All foreclosed property held at June 30, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

      An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming) and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

Allowance for Loan Losses

      Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrowers financial health. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed.

      The provision for loan losses and changes in the allowance for loan losses are shown in note 4, page 8.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)

      The allowance for credit losses of $1,088,000 at June 30, 1997 was up $85,000 from its level at December 31, 1996. The allowance was equal to
 .93% and .90% of total loans at June 30, 1997 and December 31, 1996, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Deposits and Long-Term Debt

      The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 3.01% in the first six months of 1997. Deposit growth was mainly in the area of certificates of deposits and was a result of special promotions designed to attract new deposits.

      In 1996, the Company began offering repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis and uses these borrowings to make fixed rate loans with a fifteen year repayment term. As an alternative, borrowers may opt for a twenty year repayment term in which only the first ten years have a fixed rate. This program allows the bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. No additional borrowings were obtained in the first six months of 1997. Normal repayments have totalled $1,719,000 so far this year.

      Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1997, the Company's total risk based capital ratio was 18.04% which is far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 12.21% at June 30, 1997 and this exceeds the level of the Company's peer group. Earnings have been satisfactory to allow an increase in dividends in 1997 over those levels experienced in 1996. Management anticipates maintaining these capital levels throughout 1997 and into the foreseeable future.

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

      Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

      Interest Rate Sensitivity

      In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

      At June 30, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

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

TABLE I

                                          F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                   (Dollar Amounts in Thousands)
                                      Six Months Ended                     Six Months Ended
                                        June 30, 1997                        June 30, 1996

                              Average      Income/      Rates      Average      Income/      Rates
                              Balance      Expense                 Balance      Expense

Rate Related Income
  Loans 1                    $ 114,764    $   5,244      9.14%    $ 100,923    $   4,657      9.23%
  Federal funds sold             1,449           39      5.38%        1,687           45      5.33%
  Bank deposits                    297            8      5.39%          358           10      5.59%
  Investments
    Taxable                     34,579        1,132      6.55%       38,600        1,203      6.23%
    Partially taxable 1          7,045          305      8.66%        6,830          301      8.81%
    Tax exempt 1                   338           10      5.92%          705           25      7.09%

  Total Earning Assets         158,472        6,738      8.50%      149,103        6,241      8.37%

Interest Expense
  Demand deposits               19,866          247      2.49%       20,046          267      2.66%
  Savings                       28,661          510      3.56%       30,208          570      3.77%
  Time deposits                 64,444        1,722      5.34%       54,418        1,527      5.61%
  Repurchase agreements          2,514           61      4.87%        1,087           26      4.78%
  Other short-term debt            455           11      4.84%          453           15      6.62%
  Long-term debt                17,364          562      6.47%       19,553          633      6.47%

  Total Interest Bearing
    Liabilities                133,304        3,113      4.67%      125,765        3,038      4.83%

  Net Interest Margin 1                   $   3,625                            $   3,203

  Net Yield on Interest
    Earning Assets 1                                     4.57%                                4.30%


1 On a taxable equivalent basis assuming a 34% tax rate.

TABLE I (Continued)

                                          F & M BANK CORP.
                                  NET INTEREST MARGIN ANALYSIS
                                  (Dollar Amounts in Thousands)
                                     Three Months Ended                   Three Months Ended
                                        June 30, 1997                        June 30, 1996

                              Average      Income/      Rates      Average      Income/      Rates
                              Balance      Expense                 Balance      Expense

Rate Related Income
  Loans 1                    $ 116,364    $   2,666      9.16%    $ 102,448    $   2,359      9.21%
  Federal funds sold             1,359           19      5.59%        1,314           17      5.18%
  Bank deposits                    195            3      6.15%          202            3      5.94%
  Investments
    Taxable                     32,857          546      6.65%       38,569          602      6.24%
    Partially taxable 1          7,239          151      8.34%        6,858          152      8.87%
    Tax exempt 1                   405            6      5.93%          710           13      7.32%

  Total Earning Assets         158,419        3,391      8.56%      150,101        3,146      8.38%

Interest Expense
  Demand deposits               19,520          123      2.52%       19,792          127      2.57%
  Savings                       28,895          259      3.59%       29,807          272      3.65%
  Time deposits                 64,496          862      5.34%       55,120          768      5.57%
  Repurchase agreements          2,578           32      4.97%        1,647           20      4.86%
  Other short-term debt            644            8      4.97%          593            7      4.72%
  Long-term debt                16,909          275      6.51%       19,130          311      6.50%

  Total Interest Bearing
    Liabilities                133,042        1,559      4.69%      126,089        1,505      4.77%

  Net Interest Margin 1                   $   1,832                            $   1,641

  Net Yield on Interest
    Earning Assets 1                                     4.63%                                4.37


1 On a taxable equivalent basis assuming a 34% tax rate.

TABLE II

                                           F & M BANK CORP.
                                    INTEREST SENSITIVITY ANALYSIS
                                            JUNE 30, 1997
                                      (In Thousands of Dollars)
                            0 - 3      4 - 12       1 - 5      Over 5        Not
                           Months      Months       Years       Years    Classified     Total

Uses of Funds
  Loans:
    Commercial            $  18,572   $    1,945  $   8,501   $     871   $           $  29,889
    Installment                  45          570     13,032         101                  13,748
    Real estate               5,933        8,567     39,202      19,353                  73,055
    Credit cards                718                                                         718
  Interest bearing
    bank deposits               524                                                         524
  Investment securities       5,089        4,531     19,328       3,360      10,396      42,704
  Federal funds sold          1,003                                                       1,003

  Total                      31,884       15,613     80,063      23,685      10,396     161,641

Sources of Funds

  Interest bearing
    deposits                 18,810                                                      18,810
  Regular savings            28,146                                                      28,146
  Certificates of deposit
    $100,000 and over           773        4,222      2,147                               7,142
  Other certificates
    of deposit                9,312       33,331     16,747                              59,390
  Short-term borrowings       3,488                                                       3,488
  Long-term debt                660        2,351     11,234       2,308                  16,553

  Total                      61,189       39,904     30,128       2,308                 133,529

Discrete Gap                (29,305)     (24,291)    49,935      21,377      10,396      28,112

Cumulative Gap              (29,305)     (53,596)    (3,661)     17,716      28,112

Ratio of Cumulative
  Assets to Cumulative
  Liabilities                (18.13%)    (33.16%)     (2.26%)     10.96%      17.39%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1997.  In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.  Proceeds from the redemption of investments and deposits are included in the period of maturity.

Part II Other Information

Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On April 12, 1997, the
                                          stockholders held their annual
                                          meeting.  The following item was
                                          approved by the shareholders by
                                          the required majority:

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

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

             27    Financial Data Schedule attached.


        (b)  Reports on Form 8-K

             The Corporation did not file any reports on Form 8-K for the quarter ending June 30, 1997.

                               EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

  27     Financial Data Schedule for the quarter ending
         June 30, 1997                                               18

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

                                 F & M BANK CORP.



                                 JULIAN D. FISHER
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 NEIL W. HAYSLETT
                                 Neil W. Hayslett
                                 Vice President and Chief Financial Officer




Date  August 12, 1997