Form 10QSB
period 1997-09-30
F&M BANK CORP
filed 1997-11-13
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
September 30, 1997


                               F & M BANK CORP.

              Virginia                                         54-1280811
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

                 Class                      Outstanding at September 30, 1997
Common Stock, par value - $5                         818,654 shares

                               F & M BANK CORP.

                                     INDEX


                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 1997 and 1996                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 1997 and 1996                              3

           Consolidated Balance Sheets - September 30, 1997
           and December 31, 1996                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1997 and 1996                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 1997 and 1996         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II    OTHER INFORMATION                                             16

Item 1.    Legal Proceedings                                             16

Item 2.    Changes in Securities                                         16

Item 3.    Defaults upon Senior Securities                               16

Item 4.    Submission of Matters to a Vote of Security Holders           16

Item 5.    Other Information                                             16

Item 6.    Exhibit and Reports on Form 8-K                               16


           SIGNATURES                                                    18

Part I Financial Information
Item 1 Financial Statements
                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                          Nine Months Ended
                                                            September 30,
                                                          1997        1996
Interest Income
   Interest and fees on loans                           $ 7,967     $ 7,119
   Interest on federal funds sold                            79          53
   Interest on interest bearing deposits                     13          12
   Interest and dividends on investment securities
     Taxable                                              1,991       2,098
     Nontaxable                                              11          25
                                                         ------      ------

   Total Interest Income                                 10,061       9,307
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              368         389
   Interest on savings accounts                             759         835
   Interest on time deposits                              2,647       2,301
                                                         ------      ------

   Total interest on deposits                             3,774       3,525

   Interest on short-term debt                              118          79
   Interest on long-term debt                               829         935
                                                         ------      ------

   Total Interest Expense                                 4,721       4,539
                                                         ------      ------

Net Interest Income                                       5,340       4,768

Provision for Loan Losses                                   135         115
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       5,205       4,653
                                                         ------      ------

Noninterest Income
   Service charges                                          295         185
   Other                                                    124         120
   Security gains                                           226         176
                                                         ------      ------

   Total Noninterest Income                                 645         481
                                                         ------      ------

Noninterest Expense
   Salaries                                               1,195       1,102
   Employee benefits                                        431         422
   Occupancy expense                                        121         122
   Equipment expense                                        203         197
   Other                                                    721         716
                                                         ------      ------

   Total Noninterest Expense                              2,671       2,559
                                                         ------      ------

Income before Income Taxes                                3,179       2,575

Provision for Income Tax                                    987         764
                                                         ------      ------

Net Income                                              $ 2,192     $ 1,811
                                                         ======      ======

Per Share Data

   Net Income                                           $   2.68    $   2.22
                                                         =======     =======

   Cash Dividends                                       $    .77    $    .64
                                                         =======     =======

   Equivalent Shares Outstanding                         818,654     816,375
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                         Three Months Ended
                                                            September 30,
                                                          1997        1996
Interest Income
   Interest and fees on loans                           $ 2,740     $ 2,467
   Interest on federal funds sold                            40           8
   Interest on interest bearing deposits                      5           2
   Interest and dividends on investment securities
     Taxable                                                640         681
     Nontaxable                                               4           7
                                                         ------      ------

   Total Interest Income                                  3,429       3,165
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              121         122
   Interest on savings accounts                             249         265
   Interest on time deposits                                925         774
                                                         ------      ------

   Total interest on deposits                             1,295       1,161

   Interest on short-term debt                               46          38
   Interest on long-term debt                               267         302
                                                         ------      ------

   Total Interest Expense                                 1,608       1,501
                                                         ------      ------

Net Interest Income                                       1,821       1,664

Provision for Loan Losses                                    45          65
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       1,776       1,599
                                                         ------      ------

Noninterest Income
   Service charges                                          106          64
   Other                                                     47          37
   Security gains                                           251           7
                                                         ------      ------

   Total Noninterest Income                                 404         108
                                                         ------      ------

Noninterest Expense
   Salaries                                                 433         370
   Employee benefits                                        139         138
   Occupancy expense                                         42          40
   Equipment expense                                         64          65
   Other                                                    253         259
                                                         ------      ------

   Total Noninterest Expense                                931         872
                                                         ------      ------

Income before Income Taxes                                1,249         835

Provision for Income Tax                                    408         244
                                                         ------      ------

Net Income                                              $   841     $   591
                                                         ======      ======

Per Share Data

   Net Income                                           $   1.03    $    .72
                                                         =======     =======

   Cash Dividends                                       $    .29    $    .22
                                                         =======     =======

   Equivalent Shares Outstanding                         818,654     818,654
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                     September 30, December 31,
     ASSETS                                               1997        1996

Cash and due from banks                                 $ 3,307     $ 3,568
Federal funds sold                                        2,216       3,397
Interest bearing deposits in banks                          918         854
Securities held to maturity (note 2)                     21,173      22,708
Securities available for sale (note 2)                   22,531      19,722
Other investments                                         1,664       1,513

Loans, net of unearned discount (note 3)                119,667     111,545
   Less allowance for loan losses (note 4)               (1,135)     (1,003)
                                                         ------      ------

   Net Loans                                            118,532     110,542

Bank premises and equipment                               1,919       1,953
Interest receivable                                       1,340       1,312
Other assets                                                952         942
                                                         ------      ------

   Total Assets                                        $174,552    $166,511
                                                        =======     =======

     LIABILITIES

Deposits
   Noninterest bearing demand                           $14,228     $12,614
   Interest bearing
     Demand                                              19,063      19,478
     Savings deposits                                    27,842      28,391
     Time deposits                                       68,347      64,116
                                                         ------      ------

   Total Deposits                                       129,480     124,599

Short-term debt                                           3,614       3,115
Long-term debt                                           16,893      18,272
Accrued expenses                                          2,565       1,399
                                                         ------      ------

   Total Liabilities                                    152,552     147,385
                                                        -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value,818,654 shares
   issued and outstanding                                 4,093       4,093
Surplus                                                     867         867
Retained earnings                                        14,958      13,396
Unrealized gain on securities available for sale          2,082         770

   Total Stockholders' Equity                            22,000      19,126
                                                         ------      ------

   Total Liabilities and Stockholders' Equity          $174,552    $166,511
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1997       1996

Cash Flows from Operating Activities:
   Net income                                           $ 2,192     $ 1,811
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         177         174
       Amortization of security premiums                     73          88
       Gain on security transactions                       (226)       (176)
       Provision for loan losses                            135         115
       Increase in interest receivable                      (28)        (14)
       (Increase) decrease in other assets                  (30)          9
       Increase in accrued expenses                         257         185
       Losses (gains) on limited partnership investments     (5)         29
                                                         ------      ------

   Total Adjustments                                        353         410
                                                         ------      ------

   Net Cash Provided by Operating Activities              2,545       2,221
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sales of investments
     available for sale                                   6,805       1,945
   Proceeds from maturity of investments
     available for sale                                   1,381         901
   Proceeds from maturity of investments
     held to maturity                                     6,432       8,453
   Purchase of investments available for sale            (7,940)     (5,317)
   Purchase of investments held to maturity              (5,949)     (4,879)
   Net (increase) decrease in interest
     bearing bank deposits                                  (64)         19
   Net change in federal funds sold                       1,181         152
   Net increase in loans                                 (7,934)    (10,886)
   Purchase of property and equipment                      (146)       (203)
                                                         ------      ------

   Net Cash Used in Investing Activities                 (6,234)     (9,815)
                                                         ------      ------

Cash Flows from Financing Activities:
   Net increase in deposits                               4,882       6,294
   Net increase in short-term borrowings                    498       2,315
   Additions to long-term borrowings                      1,000       1,000
   Repayment of long-term borrowings                     (2,379)     (2,254)
   Payment of dividends                                    (573)       (523)
                                                         ------      ------

   Net Cash Provided by Financing Activities              3,428       6,832
                                                         ------      ------

Net Increase (Decrease) in Cash and Cash Equivalents       (261)       (762)

Cash and Cash Equivalents at Beginning of Period          3,568       3,716
                                                         ------      ------

Cash and Cash Equivalents at End of Period              $ 3,307     $ 2,954
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 4,689     $ 4,531
     Income taxes                                           919         750

Noncash Transactions:

   Subsequent to the year of accrual, the Company satisfied its stock bonus plan liability by the issuance of 4,366 shares in 1996 for the 1995 liability at a value of $142,000.

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                          Nine Months Ended
                                                            September 30,
                                                          1997        1996

Balance, beginning of period                            $19,126     $17,098

Net income for period                                     2,192       1,811
Dividends declared                                         (630)       (523)
Common stock issued to fund accrued stock
   bonus plan liability (4,366 shares)                                  142
Change in unrealized gain (loss) on securities
   available for sale                                     1,312        (139)
                                                         ------      ------

Balance, end of period                                  $22,000     $18,389
                                                         ======      ======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of the F&M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 1997 and December 31, 1996 follows:

                                          1997                   1996
                                   --------------------------------------
                                   Carrying   Market     Carrying   Market
                                     Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $12,619   $ 12,639    $ 14,381   $14,336
          State and municipal          405        405         450       449
          Other securities           4,145      4,175       3,156     3,195
          Mortgage-backed
            securities               4,004       3,998      4,721     4,687
                                   -------    --------    -------    ------


            Total                  $21,173   $ 21,217    $ 22,708   $22,667
                                    ======    =======     =======    ======


                                          1997                   1996
                                    --------------------------------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $ 5,424   $  5,404    $  4,762   $ 4,747
          Equity securities         10,707      7,432       7,308     6,077
          Mortgage-backed
           securities                2,255       2,227      1,468     1,480
          Other                      4,145      4,113       6,184     6,177
                                    ------    -------     -------    ------

            Total                  $22,531   $ 19,176    $ 19,722   $18,481
                                    ======    =======     =======    ======

                               F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                     September 30, December 31,
                                                         1997         1996

          Real Estate
            Construction                                $ 4,208    $  2,925
            Mortgage                                     70,272      68,614
          Commercial and agricultural                    29,799      26,922
          Installment                                    14,622      12,248
          Credit cards                                      739         799
          Other                                              27          37
                                                         ------     -------

            Total                                       $119,667   $111,545
                                                         =======    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1997 and 1996, follows:

                                        Nine Months Ended  Three Months Ended
                                          September 30,       September 30,
                                           1997    1996      1997      1996

          Balance, beginning of period   $1,003   $  863    $1,088   $  884
          Provisions charged to
            operating expenses              135      115        45       65
          Net (charge offs) recoveries
            Loan recoveries                  33       14        13        8
            Loan charge-offs                (36)     (70)      (11)     (35)
                                          -----    -----     -----    -----

          Total Net Charge-Offs *            (3)     (56)        2      (27)
                                          -----    -----     -----    -----

          Balance, End of Period         $1,135   $  922    $1,135   $  922
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real estate - construction
            Real estate - mortgagees                  (9)                (9)
            Commercial                       (2)      (6)        2        1
            Installment                      (1)     (41)               (19)
                                          -----    -----     -----    -----

            Total                        $   (3)  $  (56)   $    2   $  (27)
                                          =====    =====     =====    =====

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

    F & M Bank Corp. continued to experience strong earnings and consistent asset growth in the first nine months of 1997. Annualized growth in total assets was 6.44% and annualized growth in deposits was 5.22%. Net income for the first nine months of 1997 increased $381,000 or 21.04% compared to 1996. The increase in capital of 15.03% for the first nine months was the result of retained operating income of $1,562,000 and a $1,312,000 net increase in unrealized gains on securities available for sale.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest margin increased 11.96% ($588,000) in the first nine months of 1997 compared to the first nine months of 1996. An increase in the return on earning assets of .07% combined with a decrease in the cost of funds of .08% accounted for $159,000 of the increase in the net interest margin. The remaining increase was thus attributable to the relationship of the increase in earning assets relative to interest bearing liabilities (i.e. volume increase). A schedule of the net interest margin for 1997 and 1996 is shown on page 14 as Table I.

    Noninterest income increased 34.10% in the first nine months of 1997 compared to the first nine months of 1996. Securities gains increased $50,000 from $176,000 in 1996 to $226,000 in 1997. The remainder of the increase resulted primarily from additional service charges generated following the implementation of higher overdraft fees and other account service charges.

    Overall noninterest expenses increased 4.38% in 1997 compared to 1996. Salaries and employee benefits rose 6.69% ($102,000) due to increased staffing and normal salary increases. Other noninterest expense categories were virtually unchanged.

    Quarter Ending September 30, 1997

    Third quarter net income increased 42.30% compared to the same quarter of 1996. Factors contributing to this increase include a $157,000 increase in the net interest margin, $244,000 of additional securities gains and a decline of $20,000 in the provision for loan losses. These additional sources of income were partially offset by higher personnel expenses and additional income tax expense.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 1997, the market value of all securities available for sale exceeded their amortized cost by $3,355,000 ($2,082,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities, primarily stocks of financial institutions held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

    The carrying value of securities available for sale and held to maturity increased $1,274,000 during the first nine months of 1997. This increase was due to a $2,114,000 increase in unrealized gains on securities available for sale net of a decline in investments in corporate securities. Of the investments in securities available for sale, 47% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value. As of September 30, 1997, investments of all types comprised 25.99% of total assets compared to 26.39% of total assets at December 31, 1996.

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

    The principal economic risk associated with the loan portfolio is the ability of its borrowers to repay. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies. A large percentage of agricultural loans are made to poultry growers. In the past year and a half, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among poults. In the most recent quarter, there has been an improvement in grain prices and mortality rates. However, these improvements have not been sufficient to completely offset depressed prices caused by an over supply of meat. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced an increase in loan delinquencies as a result of these economic factors.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Loan Portfolio (Continued)

    The first nine months of 1997 saw continued strong loan demand as loans grew at an annualized rate of 9.64%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present credit markets. Funding of the new loans was made possible by increases in time deposits, retained income from operations and sales and maturities of debt securities. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout the remainder of 1997.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $565,000 at September 30, 1997 compared to $1,430,000 at December 31, 1996 The Company had no nonaccrual or restructured loans at September 30, 1997.

    Real estate acquired through foreclosure was $107,000 at December 31, 1996. This property was sold prior to September 30, 1997.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming) and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The allowance for credit losses of $1,135,000 at September 30, 1997 was up $132,000 from its level at December 31, 1996. The allowance was equal to .95% and .90% of total loans at September 30, 1997 and December 31, 1996, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Deposit growth was good in the first nine months of 1997 with an annualized growth rate of 5.22%.

    In 1996, the Company began offering repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 1997 balances in repo accounts total $2,965,000 and are included with short-term debt on the balance sheet.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis and uses these borrowings to fund fixed rate loans with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Year-to-date borrowings total $1,000,000 in 1997 compared to repayments of $2,379,000 in this year.

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1997, the Company's total risk based capital ratio was 18.16%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 12.60% at September 30, 1997 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1997 over those levels experienced in 1996 and management has no reason to believe this increased level of dividends will not continue.

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

    At September 30, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

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

TABLE I


                                                    F & M BANK CORP.
                                              NET INTEREST MARGIN ANALYSIS
                                             (Dollar Amounts in Thousands)


                                               Nine Months Ended                  Nine Months Ended
                                              September 30, 1997                 September 30, 1996

                                         Average    Income/      Rates     Average     Income/      Rates
                                                    Balance     Expense    Balance     Expense

Rate Related Income
   Loans 1                              $115,868   $ 7,992       9.20%     $102,600    $ 7,127       9.26%
   Federal funds sold                      1,918        79       5.49%       1,335          53       5.29%
   Bank deposits                             310        13       5.59%         284          12       5.63%
   Investments
     Taxable                              33,723     1,656       6.55%      37,019       1,776       6.40%
     Partially
       taxable 1                           7,348       468       8.49%       6,835         453       8.84%
     Tax exempt 1                            360        17       6.30%         637          34       7.12%

   Total Earning Assets                  159,527    10,225       8.55%      148,710      9,455       8.48%


Interest Expense
   Demand deposits                        19,630       368       2.50%      19,929         389       2.60%
   Savings                                28,355       759       3.57%      29,927         835       3.72%
   Time deposits                          65,528     2,647       5.39%      55,166       2,301       5.56%
   Repurchase agreements                   2,762       103       4.97%       1,466          53       4.82%
   Other short-term debt                     410        15       4.88%         581          26       5.97%
   Long-term debt                         16,998       829       6.50%      19,161         935       6.51%

   Total Interest Bearing
     Liabilities                         133,683     4,721       4.71%      126,230      4,539       4.79%

      Net Interest Margin 1                        $ 5,504                             $ 4,916

      Net Yield on Interest
            Earning Assets 1                                     4.60%                               4.41%

1  On a taxable equivalent basis assuming a 34% tax rate.



                                                      F & M BANK CORP.
                                               NET INTEREST MARGIN ANALYSIS
                                               (Dollar Amounts in Thousands)


                                           Three Months Ended               Three Months Ended
                                           September 30, 1997               September 30, 1996


                                      Average     Income/     Rates      Average    Income/       Rates
                                      Balance     Expense                Balance    Expense

Related Income
   Loans 1                           $118,076    $  2,747     9.31%     $106,397    $ 2,470       9.29%
   Federal funds sold                   2,855          40     5.60%         640           8       5.00%
   Bank deposits                          336           5     5.95%         139           2       5.76%
   Investments
     Taxable                           32,001         524     6.55%      36,008         573       6.37%
     Partially
       taxable 1                        7,953         163     8.20%       6,844         152       8.88%
     Tax exempt 1                         405           6     5.93%         501           9       7.19%

   Total Earning Assets               161,626       3,485     8.63%      150,529      3,214       8.54%

Interest Expense
   Demand deposits                     19,157         121     2.53%      19,698         122       2.48%
   Savings                             27,742         249     3.59%      28,948         265       3.66%
   Time deposits                       67,697         925     5.47%      56,647         774       5.47%
   Repurchase agreements                3,258          42     5.16%       2,240          27       4.82%
   Other short-term debt                  319           4     5.02%         807          11       5.45%
   Long-term debt                      16,266         267     6.57%      18,387         302       6.57%

   Total Interest Bearing
     Liabilities                      134,439       1,608     4.78%      126,727      1,501       4.74%

      Net Interest Margin 1                      $  1,877                           $ 1,713

      Net Yield on Interest
            Earning Assets 1                                  4.65%                               4.55%

1  On a taxable equivalent basis assuming a 34% tax rate.


TABLE II


                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                              September 30, 1997
                           (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.

                                                                  Over
                                 0 - 3     4 - 12      1 - 5      5 -10           Not
                                Months     Months      Years      Years       Classified     Total

Uses of Funds

   Loans
      Commercial               $ 18,543    $ 1,873    $ 8,980     $   608      $           $  30,004
      Installment                    45        595     13,897          77                     14,614
      Real estate                 5,402     10,003     40,711      18,194                     74,310
      Credit cards                  739                                                          739
   Interest bearing
      bank deposits                 918                                                          918
   Investment securities          1,000      6,023     22,641       3,333       12,371        45,368
   Federal funds sold             2,216                                                        2,216
                                  -----      -----      -----       -----        -----         -----

   Total                         28,863     18,494     86,229      22,212       12,371       168,169
                                 ------     ------     ------      ------       ------       -------

Sources of Funds

   Interest bearing
      demand deposits            19,063                                                       19,063
   Regular savings               27,842                                                       27,842
   Certificates of deposit
      $100,000 and over           2,417      3,178      2,177                                  7,772
   Other certificates
      of deposit                 16,648     28,401     15,526                                 60,575
   Repurchase agreements          2,764                                                        2,764
   Short-term borrowings            850                                                          850
   Long-term borrowings             917      2,551     10,308      3,117                      16,893
                                 ------     ------    -------      -----         -----       -------

   Total                         70,501     34,130     28,011      3,117                     135,759
                                 ------     ------    -------      -----         -----       -------

Discrete Gap                    (41,638)   (15,636)    58,218     19,095        12,371        32,410

Cumulative Gap                  (41,638)   (57,274)       944     20,039        32,410

Ratio of Cumulative
   Gap to Total
   Earning Assets                (24.76)%   (34.06)%      .56%     11.91%        19.27%


Part II Other Information


Item 1. Legal Proceedings -                                 Not Applicable

Item 2. Changes in Securities -                             Not Applicable

Item 3. Defaults Upon Senior Securities -                   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders-Not Applicable

Item 5. Other Information -                                 Not Applicable

Item 6. Exhibits and Reports on 8-K

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1996 Form 10-KSB filed March 26, 1997.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 1997.

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
               September 30, 1997                                      19

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



Date   November 13, 1997