Form 10KSB
period 1997-12-31
F&M BANK CORP
filed 1998-03-30
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997      Commission file number:  0-13273

                               F & M Bank Corp.
          (Exact name of registrant as specified in its charter)

                Virginia                                 54-1280811
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                   P. O. Box F, Timberville, Virginia  22853
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number including area code:  (540) 896-8941

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

    Issuer's revenues for its most recent fiscal year:  $14,405,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 24, 1998 - $37 average bid price; $37 average ask price.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1998 - 818,654

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                           LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on page 49.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                               TABLE OF CONTENTS

Part I

                                                                       Page

Item  1.  Description of Business                                        3
          General
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        5

Item  3.  Legal Proceedings                                              5

Item  4.  Submission of Matters to a Vote of Security Holders            5



Part II

Item  5.  Market  for  Registrant's  Common  Equity and  Related
            Stockholder Matters                                          5

Item  6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

Item  7.  Financial Statements                                          21

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           46


Part III

Item  9.  Directors and Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act    46

Item 10.  Executive Compensation                                        47

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                  48

Item 12.  Certain Relationships and Related Transactions                49


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              49

Signatures                                                              50

Part I

Item 1. Description of Business

General

    F & M Bank Corp., incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services, Inc. (FMFS) is a wholly-owned subsidiary of Farmers & Merchants Bank.

    Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the State of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993 (as Timway Insurance Agency, Inc.).

    The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, trusts, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance and to provide other financial services to customers of Farmers & Merchants Bank.

    The operations of F & M Bank Corp., the Bank, TEB and FMFS are conducted in Timberville, Virginia, at offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, at Highway 33 West at Elkton Plaza, Elkton, Virginia, and at 100 Plaza Drive, Bridgewater, Virginia.

    On December 31, 1997, F & M Bank Corp., the Bank, TEB and FMFS had forty-seven full time and nineteen part time employees. No one employee devotes his services full time to the F & M Bank Corp.

Competition

    The Bank's offices compete with three national banks, five state chartered banks and two national chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton and the eastern portion of Rockingham County. The Bridgewater office serves the Bridgewater area including the southern portion of Rockingham County and the northwestern portion of Augusta County. Bank competition in the area of all offices is very strong. The Bank makes all types of commercial and consumer loans and historically has had a heavy concentration of home and agricultural real estate loans. The Bank experienced a good loan demand throughout 1997 due to improving local and national economies but this was true of the entire market area served. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

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

    Federal Reserve Board regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. F & M Bank Corp. formed a captive life insurance company in 1988 and began operations in July of 1989. This entity acts as the primary reinsurer for credit life insurance sold through the Bank. In 1992, F & M Bank Corp. entered into an agreement with the City Light Development Corp. of Winchester, Virginia to purchase an equity position in the Johnson Williams Project. This project provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Housing Equity Fund of Virginia to purchase equity positions in the Housing Equity Fund of Virginia II, III and IV. These funds will provide housing for low income persons in Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

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

Item 2. Description of Property

    The main office of Farmers & Merchants Bank is located at 205 South Main Street in Timberville, Virginia. The building is of brick veneer construction and contains an automatic teller machine. This office is situated on 1.32 acres of land. One branch office is situated at 127 West Rockingham Street in Elkton, Virginia. This office is of brick veneer construction and is situated on one acre of land. The Broadway branch is located on the corner of Virginia Route 259 and Route 259 Alternate in Broadway, Virginia. This office is constructed primarily of concrete, steel and wood frame and contains an automatic teller machine. The office is situated on one acre of land. The Bank established a branch in the Elkton Plaza shopping center in 1989 and it is of brick veneer construction, includes drive in facilities and has an automatic teller machine. The Bank opened a new facility in Bridgewater, Virginia, in 1995. The office is constructed of brick veneer, contains an automatic teller machine and is situated on a .6 acre lot at 100 Plaza Drive, Bridgewater, VA. All properties are owned by the Bank and are in good condition.


Item 3. Legal Proceedings

    Management is not aware of any pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Submission of Matters to a Vote of Security Holders

    F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 1997.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

    Farmers & Merchants Bank acts as a transfer agent for F & M Bank Corp. There have been sufficient inquiries on the National Stock Exchange so that the holding company is required to report on any stock or cash dividend to the National Association of Security Dealers. The 'bid' and 'asked' price of the holding company stock is not published in any newspaper. Scott & Stringfellow in Richmond, Virginia, makes a market for the stock and the firm has provided market quotes in recent years.

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

     The following schedule shows the range of reported trade prices and dividends per share declared for 1994 through 1996:

                                             Dividends
                                             Declared       High        Low

     1995
       1st quarter                              .20         28.13      28.00
       2nd quarter                              .20         28.50      28.13
       3rd quarter                              .20         30.00      29.50
       4th quarter                              .20         30.50      29.75

     1996
       1st quarter                              .20         34.00      29.50
       2nd quarter                              .22         34.50      31.50
       3rd quarter                              .22         34.00      31.00
       4th quarter                              .22         33.50      32.00

     1997
       1st quarter                              .22         35.00      33.00
       2nd quarter                              .26         35.75      33.00
       3rd quarter                              .26         35.00      33.50
       4th quarter                              .29         37.88      34.00

(b)  Stockholders

     On December 31, 1997, there were 1,104 holders of F & M Bank Corp. common stock.


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

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations


OPERATIONS ANALYSIS - 1997 Compared to 1996

Overview

    Net income for 1997 increased $566,775 or 23.22% from 1996 earnings. Net income per share increased from $2.99 in 1996 to $3.67 in 1997. The Company's improved earnings were due to a combination of factors. See Table I (page 17) for a five year summary of operations.

Net Interest Margins

    The net interest margin on earning assets on a tax equivalent basis increased in 1997 from 1996. The Company's net yield on average earning assets of 4.61% is in line with its peer group.

    Yields on loans decreased from 9.25% to 9.18%. In 1997, real estate loan rates decreased fourteen basis points due to a general decline in rates of interest in the market for real estate loans. Commercial loans increased eight basis points while installment loans showed a slight decrease of three basis points. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

    Tax equivalent yields on securities increased to 6.86% in 1997 from 6.66% in 1996. This increase was primarily a result of a greater level of investments in higher yielding agency securities and commercial debt. Average investments decreased 5.35% from the previous year. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

    The rates paid on interest bearing deposits decreased slightly to 4.45% in 1997 from 4.46% in 1996. Rates paid on time deposits decreased thirteen basis points in 1997 due to decreased rates on renewed certificates of deposit. Rates paid on savings deposits decreased thirteen basis points in 1997. The Bank offers a tiered rate savings account which is designed to be an alternative to the certificate of deposit in times of changing interest rates. This savings account rate can be changed daily and gives the Bank the ability to adjust rates quickly in response to changes in market rates.

    Interest rates paid on long-term indebtedness with the Federal Home Loan Bank of Atlanta (FHLB) was virtually unchanged in 1996 compared to rates in effect in previous years. Borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with variable rate features. Yields on repurchase agreements declined eight basis points in line with declining market rates.

    Table II (page 18) contains a complete yield analysis for the last three years and Table III (page 19) contains the rate/volume changes in these years.

Other Income

    The Company recognized $345,262 in gains on investments in 1997, most of which were related to sale of corporate stock. The Company purchased the equities anticipating long-term appreciation. When the equities reached a pre-determined selling price, they were sold. The previous year the Company recognized gains of $235,105 as a result of the disposition of some of the above referenced equities.

    Noninterest income other than security gains increased 24.01% in 1997 from 1996 levels. This increase was attributable to an increase in service charges on deposit accounts following the implementation of higher overdraft fees and other account service charges.

Other Expenses

    Noninterest expense increased $158,690 or 4.65% in 1997 over 1996 levels. Salaries and employee benefits increased 6.08% due to increased staffing and normal salary increases. Other noninterest expenses increased $41,697 (2.81%). The increase was spread over a variety of expense categories, with no single area increasing significantly. The Company's overall cost of operations relative to asset size compares favorably to its peer group and to larger statewide institutions.

1996 COMPARED TO 1995 OPERATIONS

    Net income in 1996 increased 15.37% over net income in 1995. The increase was a result of the combined effect of an eight basis point increase in the yield on earning assets and a five basis point decrease in the cost of interest bearing liabilities.

    Gains on securities transactions decreased $340,691 or 59.17%. Due to the continuing improvement in the national economy, the Company chose to sell fewer common stocks during 1996. This action was consistent with the Company's strategy of holding common stocks for the long-term appreciation potential. Other noninterest income increased 14.52% due to increased trustee fees and service charges on deposit accounts.

    Noninterest expense increased $76,719 or 2.30% in 1996 over 1995 levels. Salaries and employee benefits decreased 1.53% due to officer retirements and reductions in health insurance premiums. Equipment and occupancy expenses increased 10.94% due to greater depreciation expense for the new Bridgewater office and additional expenses incurred to upgrade the Bank's computer system. Deposit insurance decreased due to a decline in the insurance rate assessed. Other noninterest expenses increased 6.37% due mainly to the advertising expense, data processing fees related to the computer upgrade, consulting fees and additional legal fees associated with higher loan demand. This increase was tempered by a reduction in FDIC insurance which resulted from changes in insurance rates in 1995. The Company's overall cost of operations relative to asset size compares favorably to its peer groups and to larger statewide institutions.

UNCERTAINTIES AND TRENDS

    General

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


Year 2000 Preparedness

    The Bank has formed a committee to oversee its year 2000 plan implementation. The Bank has inventoried all personal computers, software and equipment that could be affected by the year 2000 date change in preparation for testing its equipment. Correspondence regarding year 2000 preparedness has been received from some vendors and letters are being prepared requesting updated status reports from these and other vendors. Letters will also be sent to significant loan customers that appear to have the potential for material impact in the event of a year 2000 failure.

    Funds totaling $3,000 per month have been budgeted to cover expenses related to consulting fees, hardware and software replacements. A legal firm has been engaged to assist in the development of a comprehensive year 2000 plan and for review of vendor correspondence and major contracts. Management does not anticipate other events or uncertainties related to the year 2000 that are reasonably likely to have a material effect on the issuers liquidity, capital resources or operations.

BALANCE SHEET

INVESTMENT SECURITIES

    Average balances in investment securities declined 5.35% in 1997 compared to 1996. Continued strong loan demand absorbed all funds derived from deposit growth and additional long-term borrowing. The Company maintains a high level of earning assets in investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities is shown in note 4 of the consolidated financial statements.

    The Company accounts for investments under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See note 2d of the consolidated financial statements for a discussion of the accounting policies for investments. The Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trades as provided by the Wall Street Journal.

Yields and Maturities

    The yields on taxable and nontaxable investments for 1997, 1996 and 1995 are shown in the yield analysis in Table II (page 18). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity           Carrying      Market      Average
                                            Amount        Value       Yield

     Due in one year or less               $  5,933     $  5,939      6.08
     Due after one year through five years    8,890        8,931      6.42
     Due after five years through ten years     996        1,001      7.07
     Due after ten years                      1,726        1,716      6.70
                                            -------      -------     -----

       Total                               $ 17,545     $ 17,587      6.37
                                            =======      =======     =====


     Securities Available for Sale         Amortized     Market      Average
                                             Cost         Value       Yield

     Due in one year or less               $  1,998     $  2,004      6.41
     Due after one year through five years    5,508        5,551      6.39
     Due after five years through ten years     903          909      6.76
     Due after ten years                      2,252        2,271      6.89
                                            -------      -------     -----

                                             10,661       10,735      6.53
     Equity securities                        6,634       10,436      8.70
                                            -------      -------     -----

       Total                               $ 17,295     $ 21,171      7.36
                                            =======      =======     =====

     Yields on tax exempt securities and equities are stated at tax equivalent yields.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Mortgage-backed Securities

     The Company's investment in mortgage-backed securities as of December 31, 1997, is shown in the following schedule:

                                                        Book        Market
          Issuer                                        Value        Value

     Pass through obligations
       FNMA & FHLMC                                   $2,110,509  $2,111,446
       GNMA                                            2,480,736   2,503,101
                                                       ---------   ---------

                                                       4,591,245   4,614,547

     Obligations with fixed principal payments
       FNMA & FHLMC                                    2,206,787   2,196,943
                                                       ---------   ---------

       Total                                          $6,798,032  $6,811,490
                                                       =========   =========

     The mortgage-backed securities purchased by the Company are guaranteed by the issuing agency and are all rated AAA. Obligations issued by the GNMA are backed by FHA or VA insured mortgages and obligations issued by the FNMA or FHLMC are backed by conventional mortgages. Bonds with fixed principal payments have a market risk and interest rate risk similar to other federal agency securities. The pass through obligations are sensitive to prepayment and extension risk which affect the securities exposure to market risk. As interest rates move higher, prepayments slow down and the average life increases. As interest rates move lower, the prepayments increase and the average life decreases. The Company's mortgage-backed securities were purchased at a premium which will cause yields to rise as interest rates and average life increases. Conversely, the yields will fall as interest rates fall and the average life decreases.

Equity Investments

     The Company has investments in common and preferred stock totaling $6,634,360 at December 31, 1997, with an estimated market value of $10,435,736. The investments include common stocks of other southeastern region bank holding companies and Dow Jones Industrial Average stocks, which were purchased with the objective of realizing capital gains. Preferred stocks of public utilities and other quality companies have been purchased to obtain competitive yields after the 70% dividend exclusion. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

     The Company has invested in high quality corporate debt obligations. The estimated market value at December 1997 of the Company's corporate bonds was $8,297,677 compared with book value of $8,248,144. The Bonds were purchased as short-term investments and maturities extend to February 5, 2001.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's loan portfolio totaled $123,190,165 at December 31, 1997 compared with $111,545,235 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Company's commercial and agricultural loans increased .47% during 1997 to $27,048,927. The composition of the loans as of December 31, 1997 is shown in the following schedule:

                                           Commercial and Agricultural Loans
                                                     (In thousands)
                                            Secured by
                                            Real Estate   Other       Total

     Commercial                              $  11,378  $  5,223   $ 16,601
     Agricultural                                7,232     1,447      8,679
     Multi family residential                    1,769                1,769
                                              --------   -------    -------

                                             $  20,379  $  6,670   $ 27,049
                                              ========   =======    =======

     The majority of commercial loans are made to small retail and service businesses.

     The Company's mortgage loans increased 7.28% from $68,614,474 to $73,610,681 at December 31, 1997. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trusts which do not exceed 95% of the appraised value. If the loan to value ratio exceeds 90% the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen year period or a twenty year period with an interest rate adjustment after 10 years. Since 1992, fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust not to exceed 90% of the appraised value. Home equity loans are made for three or five year periods at a fixed rate and as a revolving line of credit.

     The Company's consumer installment loans increased 38.61% to $16,977,224 at December 31, 1997. Consumer loans are made for a variety of reasons, however, approximately 59% of the loans are secured by automobiles and trucks.

     The Company's market area has a stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, its impact is offset by other stable industries in the trade area. A large percentage of the agricultural loans are made to poultry growers. In the past two years, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. Although the Company has not experienced elevated loan delinquency rates through the end of 1997, if these conditions persist the Company would expect greater delinquency rates and more problem loans in the future.

     During 1997, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

     Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of December 1997 for Rockingham County was 2.0% compared with 3.1% for Virginia and 4.7% for the nation. The unemployment rate for Rockingham County has improved since December 1996 when the rate was 2.2%. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.

The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1997:
                                                 Maturity Range
                                   Less Than    1-5       Over
     Loan Type                      1 Year     Years     5 Years     Total
     ---------                     ---------   -----     -------     -----

     Commercial and
       Agricultural Loans         $   4,272  $ 15,042   $  7,735   $ 27,049
     Real Estate - mortgage           2,386     1,667     69,558     73,611
     Real Estate - construction       4,708                           4,708
     Consumer - installment/other     3,853    13,909         60     17,822
                                   --------   -------    -------    -------

       Total                      $  15,219  $ 30,618   $ 77,353   $123,190
                                   ========   =======    =======    =======


     Loans with predetermined
       rates                      $   1,838  $ 16,326   $ 10,604   $ 28,768
     Loans with variable or
       adjustable rates              13,381    14,292     66,749     94,422
                                   --------   -------    -------    -------

       Total                      $  15,219  $ 30,618   $ 77,353   $123,190
                                   ========   =======    =======    =======

NONACCRUAL AND PAST DUE LOANS

     The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments:

                                                      December 31,
                                               1997       1996       1995

     Nonaccruing loans                         None       None       None
     Loans past due 90 days or more         $ 824,782  $1,429,993 $ 379,863
     Percentage to total loans                   .67%      1.28%       .39%

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 1997 and 1996, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

POTENTIAL PROBLEM LOANS

     At December 31, 1997, management had identified loans of $1,708,288 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

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

LOAN CONCENTRATIONS

     At December 31, 1997, no industry category exceeded ten percent of total loans.

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes appropriate adjustments to the allowance for loan losses when needed.

     The Bank has experienced insignificant loan losses in each of the last three years. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

     A summary of the activity in the allowance for loan losses for 1997, 1996, and 1995 follows:

                                             1997        1996        1995
                                             ----        ----        ----

     Balance at beginning of period      $1,003,371   $ 862,766   $ 744,513
                                          ---------    --------    --------

     Provision charged to expenses          180,000     226,000     164,500
                                          ---------    --------    --------

     Loan losses:
       Commercial                             9,635      11,239      25,630
       Installment                           91,510      82,482      29,726
       Real estate                                        9,123       9,143
                                          ---------    --------    --------

       Total loan losses                    101,145     102,844      64,499
                                          ---------    --------    --------

     Recoveries:
       Commercial                             7,213         700       3,782
       Installment                           31,310      16,649      10,048
       Real Estate                                          100       4,422
                                          ---------    --------    --------

       Total recoveries                      38,523      17,449      18,252
                                          ---------    --------    --------

     Net loan losses                         62,622      85,395      46,247
                                          ---------    --------    --------

     Balance at end of period            $1,120,749   $1,003,371  $ 862,766
                                          =========    =========   ========

     Allowance for loan losses
       as a percentage of loans              .91%        .90%         .88%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                     .05%        .08%         .05%

    The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

    The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                        At December 31
                            1997                             1996                             1995

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

     Commercial   $  376      34%      22%         $  372      37%      24%         $  285      33%      26%
     Real estate
       mortgage      370      33       64             366      36       64             233      27       63
     Installment     255      22       14             185      19       12             276      32       11
     Unallocated     120      11                       80       8                       69       8
                   -----      --      ---           -----     ---      ---           -----     ---

       Total      $1,121     100%     100%         $1,003     100%     100%         $  863     100%     100%
                   =====     ===      ===           =====     ===      ===           =====     ===      ===

DEPOSITS

     The Bank recognized an increase in year end deposits in 1997 of 1.41% with an increase in average deposits for the year of 7.53%. Most of the year end increase can be attributed to an increase in noninterest bearing deposits. The Bank has traditionally shunned brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 totaled $6,539,282 at December 31, 1997. The maturity distribution of these certificates is as follows:

                 Less than 3 months      $1,418,007
                 3 to 12 months           2,635,855
                 1 year to 5 years        2,485,420

                   Total                 $6,539,282

STOCKHOLDERS' EQUITY

    Total stockholders' equity increased $3,776,042 or 19.74% in 1997. Earnings retained from operations and unrealized gains on common stocks were the primary source of the increase. As of December 31, 1997, the book value per share was $27.98 compared to $23.36 as of December 31, 1996. Dividends are paid to the stockholders on a quarterly basis in uniform amounts, unless unexpected fluctuations in net income indicate a change to this policy is needed.

    Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 1997, the Company had Tier I capital of 17.46% of risk weighted assets and combined Tier I and II capital of 18.41% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

    In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 1997, the Company reported a leverage ratio of 12.04%. The Bank's leverage ratio was also above the minimum.

SHORT-TERM BORROWINGS

    The information concerning short-term borrowings is shown in Note 9 to the financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

    Liquidity as of December 31, 1997 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 1997, the Bank used maturing investments, deposit growth and a reduction in short-term investments to meet its liquidity needs. The Bank was a seller of federal funds for most of 1997. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

    As of September 30, 1996, adjusted volatile liabilities equaled minus .60% of total assets as compared to plus 2.54% of the Company's peer group. The greater negative position indicates the better liquidity. Therefore, our adjusted volatile liabilities are much better than those of our peers. Temporary investments to volatile liabilities were 110.29% compared with 116.24% to the peer group; i.e., for every $100.00 in volatile liabilities, the Company has $110.29 in short-term investments. The Company's peer group had $116.24 of short-term investments. Thus, the Company has similar liquidity to the average bank in its peer group.

    There are no off-balance-sheet items that will impair future liquidity.

    Table IV (page 20) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 1997.

    At December 31, 1997, the Company had a cumulative Gap Rate Sensitivity Ratio of 26.26% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well capitalized community bank operating in a rural environment.

Table I

                               F & M BANK CORP.
                        SELECTED OPERATING INFORMATION


                                                   Years Ending December 31
                                         (In Thousands, Except per Share Information)
                                     1997        1996        1995        1994        1993

CONDENSED STATEMENTS OF
   INCOME AND DIVIDENDS

   Interest Income                 $13,532     $12,505     $11,136     $ 9,769     $ 9,223
   Interest Expense                  6,319       6,076       5,515       4,556       4,422
                                    ------      ------      ------      ------      ------

   Net Interest Income               7,213       6,429       5,621       5,213       4,801
   Provision for Loan Losses           180         226         164          60          60
                                    ------      ------      ------      ------      ------

   Net Interest Income after
     Provision for Loan Losses       7,033       6,203       5,457       5,153       4,741
   Noninterest Income                  873         661         947         743         739
   Noninterest Expenses              3,568       3,410       3,333       3,128       2,915
                                    ------      ------      ------      ------      ------

   Income before Income Taxes        4,338       3,454       3,071       2,768       2,565
   Income Tax Expense                1,330       1,013         955         779         678
                                    ------      ------      ------      ------      ------

   Net Income                      $ 3,008     $ 2,441     $ 2,116     $ 1,989     $ 1,887
                                    ======      ======      ======      ======      ======

   Total Assets at Year End        $173,810    $166,511    $152,301    $132,649    $127,824
                                    =======     =======     =======     =======     =======


PER SHARE INFORMATION

   Net Income Per Share            $  3.67     $  2.99     $  2.60     $  2.44     $  2.32
   Dividends Per Share             $  1.06     $   .86     $   .80     $   .75     $   .65
   Book Value Per Share            $ 27.98     $ 23.36     $ 21.00     $ 18.29     $ 16.74


FINANCIAL STATEMENT RATIOS

   Return on Average Assets1         1.77%       1.54%       1.49%       1.50%       1.54%
   Return on Average Equity1        14.44%      13.58%      13.15%      13.64%      14.53%
   Dividend Payout Ratio            28.89%      28.79%      30.79%      30.71%      28.02%
   Average Equity to Average
     Assets Ratio                   12.22%      11.34%      11.34%      11.01%      10.57%


1 Ratios are primarily based on daily average balances.

Table II
                                    F & M BANK CORP.
                        NET INTEREST INCOME/RATES EARNED AND PAID
                          (On a fully taxable equivalent basis)
                                (In thousands of dollars)

                                            1997                          1996                            1995
                                            ----                          ----                            ----
                                                   Average                       Average                        Average
                                                    Rates                         Rates                          Rates
                                         Income/   Earned/             Income/   Earned/               Income/   Earned/
ASSETS                         Average   Expense    Paid     Average   Expense    Paid     Average     Expense    Paid
Loans:
   Commercial 1               $ 29,518   $ 2,791     9.46%  $ 25,066   $ 2,351     9.38%  $  23,762   $  2,325    9.78%
   Real estate 1                73,499     6,491     8.83     66,870     5,998     8.97      56,118      5,079    9.05
   Installment 1                14,427     1,514    10.49     12,439     1,309    10.52       9,557      1,009   10.56
                               -------    ------   ------    -------    ------   ------    --------    -------   -----

   Total Loans                 117,444    10,796     9.19    104,375     9,658     9.25      89,437      8,413    9.41

Investment securities:
   Fully taxable 3              33,196     2,147     6.47     35,928     2,218     6.17      35,845      2,145    5.98
   Partially Taxable 2,3         7,460       645     8.65      6,828       621     9.09       7,033        586    8.33
   Nontaxable 2,3                  372        23     6.18        591        48     8.12         915         64    6.99
                               -------    ------   ------    -------    ------   ------    --------    -------   -----

   Total Investment Securities  41,028     2,815     6.86     43,347     2,887     6.66      43,793      2,795    6.38

Interest bearing deposits
   in banks                        546        28     5.13        349        19     5.44         638         39    6.11
Federal funds sold               1,968       108     5.49      1,572        84     5.34       1,608         93    5.78
                               -------    ------   ------    -------    ------   ------    --------    -------   -----

   Total Earning Assets        160,986    13,747     8.54    149,643    12,648     8.45     135,476     11,340    8.37
                                          ------   ------               ------   ------                -------   -----

Allowance for loan losses       (1,086)                         (885)                          (781)
Nonearning assets               10,412                         9,727                          7,161
                               -------                       -------                       --------

   Total Assets               $170,312                      $158,485                      $ 141,856
                               =======                       =======                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest bearing  $ 19,666       495     2.52   $ 19,950       513     2.57   $  20,366        612    3.01
   Savings                      28,005       999     3.57     29,665     1,097     3.70      29,047      1,222    4.21
   All other time deposits      65,732     3,550     5.40     56,427     3,122     5.53      45,546      2,438    5.35
                               -------    ------   ------    -------    ------   ------    --------    -------   -----

   Total Deposits              113,403     5,044     4.45    106,042     4,732     4.46      94,959      4,272    4.50

Short-term debt                  3,306       163     4.93      2,236       112     5.01         272         13    4.78
Long-term debt                  17,065     1,112     6.52     18,871     1,232     6.53      18,920      1,230    6.50
                               -------    ------   ------    -------    ------   ------    --------    -------   -----

   Total Interest Bearing
     Liabilities               133,774     6,319     4.72    127,149     6,076     4.78     114,151      5,515    4.83
                                          ------   ------               ------   ------                -------   -----

Noninterest bearing deposits    13,101                        11,604                         10,526
Other liabilities                2,608                         1,758                          1,089
                               -------                       -------                       --------

   Total Liabilities           149,483                       140,511                        125,766

Stockholders' equity            20,829                        17,974                         16,090
                               -------                       -------                       --------

   Total Liabilities and
     Stockholders' Equity     $170,312                      $158,485                      $ 141,856
                               =======                       =======                       ========

   Net Interest Earnings                 $ 7,428                       $ 6,572                        $  5,825
                                          ======                        ======                         =======

   Net Yield on Interest Earning Assets              4.61%                         4.39%                          4.30%
                                                     ====                          ====                           ====

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


Table III

                               F & M BANK CORP.
             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                     (On a fully taxable equivalent basis)
                           (In thousands of dollars)


                                        1997 Compared to 1996                   1996 Compared to 1995
                                         Increase (Decrease)                     Increase (Decrease)

                                     Due to Change in:    Total            Due to Change in:      Total
                                     Average   Average  Increase           Average    Average   Increase
                                      Volume    Rate   (Decrease)           Volume     Rate    (Decrease)

Interest income:
   Loans:
     Commercial                    $   417   $     23   $   440           $   127   $   (101)  $    26
     Real estate                       594       (101)      493               973        (54)      919
     Installment                       209         (4)      205               305         (5)      300
                                    ------    -------    ------            ------    -------    ------

   Total loans                       1,220        (82)    1,138             1,405       (160)    1,245

   Investment securities:
     Fully taxable                    (169)        98       (71)                5         68        73
     Partially taxable                  57        (33)       24               (17)        52        35
     Nontaxable                        (18)        (7)      (25)              (23)         7       (16)
                                    ------    -------    ------            ------    -------    ------

   Total investment securities        (130)        58       (72)              (35)       127        92

   Interest bearing deposits
     in banks                           11         (2)        9               (18)        (2)      (20)
   Federal funds sold                   21          3        24                (2)        (7)       (9)
                                    ------    -------    ------            ------    -------    ------

   Total Interest Income           $ 1,122   $    (23)  $ 1,099           $ 1,350   $    (42)  $ 1,308
                                    ======    =======    ======            ======    =======    ======

Interest expense:
   Deposits:
     Demand                        $    (7)  $    (11)  $   (18)          $   (12)  $    (87)  $   (99)
     Savings                           (61)       (37)      (98)               26       (151)     (125)
     All other time deposits           515        (87)      428               582        102       684
                                    ------    -------    ------            ------    -------    ------

   Total deposits                      447       (135)      312               596       (136)      460

   Short-term debt                      54         (3)       51                94          5        99
   Long-term debt                     (118)        (2)     (120)               (3)         5         2
                                   -------    -------    ------            ------    -------    ------

   Total Interest Expense          $   383   $   (140)  $   243           $   687   $   (126)  $   561
                                    ======    =======-   ======            ======    =======    ======


NOTES: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference in the total change and the volume change.

Table IV

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                           (In Thousands of Dollars)
                               December 31, 1997


                                           1-90       91-365        1-5       Over 5        Not
                                           Days        Days        Years       Years    Classified     Total
Uses of Funds

Loans:
   Commercial                            $21,411     $ 1,411     $ 8,768     $   616     $           $32,206
   Consumer installment                       34         656      13,953          60                  14,703
   Consumer real estate                    6,390       9,883      41,442      17,748                  75,463
   Credit cards                              818                                                         818
                                          ------      ------      ------      ------      ------      ------

   Total Loans                            28,653      11,950      64,163      18,424                 123,190

Federal funds sold                         2,255                                                       2,255

Interest bearing
   bank deposits                             827                                                         827

Investment Securities                      3,005       4,932      14,441       5,902      12,048      40,328
                                          ------      ------      ------      ------      ------      ------

   Total                                  34,740      16,882      78,604      24,326      12,048     166,600
                                        --------    --------    --------    --------    --------    --------

Sources of Funds

Deposits:
   Interest bearing
     demand deposits                      19,651                                                      19,651
   Savings                                27,024                                                      27,024
   Certificates of deposit
     $100,000 and over                     1,418       2,636       2,485                               6,539
   Other certificates
     of deposit                           15,348      20,872      22,530                              58,750
                                          ------      ------      ------      ------      ------      ------

   Total Deposits                         63,441      23,508      25,015                             111,964

Repurchase agreements                      3,903                                                       3,903
Short-term borrowings                      1,301                                                       1,301
Long-term borrowings                         853       2,357      10,851       2,915                  16,976
                                          ------      ------      ------      ------      ------      ------

   Total                                  69,498      25,865      35,866       2,915                 134,144
                                         -------     -------     -------      ------       -----    --------

Discrete Gap                              (34,758)    (8,983)     42,738      21,411      12,048      32,456
                                          -------     ------      ------      ------      ------      ------

Cumulative Gap                            (34,758)    (43,741)    (1,003)     20,408      32,456
                                          -------     -------     ------      ------      ------

Ratio of Cumulative Gap
   to Total Earning Assets                 (20.86)%    (26.26)%     (.60)%     12.25%      19.48%


Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1997. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

Item 7. Financial Statements


                         INDEX TO FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Report                                            22

Consolidated Balance Sheets as of December 31, 1997 and 1996            23

Consolidated Statements of Income - Years Ended December 31,
   1997, 1996, and 1995                                                 24

Consolidated Statements of Changes in Stockholders' Equity -
   Years Ended December 31, 1997, 1996, and 1995                        25

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1997, 1996, and 1995                        26

Notes to Consolidated Financial Statements                         27 - 45

                         INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia


We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                              S. B. Hoover & Company, L.L.P.



January 30, 1998
Harrisonburg, Virginia

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
ASSETS                                                 1997         1996

Cash and due from banks (note 3)                   $ 3,574,401    $3,567,828
Interest bearing deposits in banks                     827,460       854,106
Federal funds sold                                   2,255,000     3,397,000
Securities -
   Held to maturity (note 4)                        17,545,119    22,708,455
   Available for sale (note 4)                      21,170,694    19,722,229
   Other investments (note 4)                        1,612,124     1,512,655

Loans (note 5)                                     123,190,165   111,545,235
   Less allowance for loan losses (note 6)          (1,120,749)   (1,003,371)
                                                    ----------    ----------

   Net Loans                                       122,069,416   110,541,864

Bank premises and equipment, net (note 7)            1,882,850     1,953,146
Other real estate                                      427,067       107,000
Interest receivable                                  1,277,266     1,311,645
Other assets                                         1,168,299       834,832
                                                    ----------     ---------

   Total Assets                                   $173,809,696  $166,510,760
                                                   ===========   ===========

LIABILITIES

Deposits:
   Noninterest bearing                            $ 14,387,564  $ 12,613,945
   Interest bearing:
     Demand                                         14,290,888    14,122,724
     Money market accounts                           5,359,705     5,355,777
     Savings                                        27,024,134    28,390,506
     Time deposits over $100,000 (note 8)            6,539,282     6,925,895
     All other time deposits (note 8)               58,749,602    57,189,748
                                                    ----------    ----------

   Total Deposits                                  126,351,175   124,598,595

Short-term debt (note 9)                             5,204,099     3,115,588
Accrued liabilities                                  2,376,407     1,398,543
Long-term debt (note 10)                            16,976,101    18,272,162
                                                    ----------    ----------

   Total Liabilities                                150,907,782  147,384,888
                                                    -----------  -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,000,000 shares
  authorized, 818,654 shares issued and
  outstanding                                        4,093,270     4,093,270
Capital surplus                                        866,694       866,694
Retained earnings (note 16)                         15,536,083    13,396,313
Net unrealized gains on securities
  available for sale                                 2,405,867       769,595
                                                  ------------    ----------

   Total Stockholders' Equity                       22,901,914    19,125,872
                                                    ----------    ----------

   Total Liabilities and Stockholders' Equity     $173,809,696  $166,510,760


        The accompanying notes are an integral part of this statement.

                                                    F & M BANK CORP.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                             1997        1996       1995
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans            10,778,088  $9,646,361  $8,401,531
   Interest on time deposits and federal
     funds sold                             135,835     103,218     132,550
   Interest on debt securities - taxable 2,198,515 2,334,902 2,180,051 Interest on debt securities -
      nontaxable                             15,212      31,754      47,631
   Dividends on common stock                404,082     388,617     374,159
                                           --------    --------    --------

   Total Interest and Dividend Income    13,531,732  12,504,852  11,135,922
                                         ----------  ----------  ----------

INTEREST EXPENSE:
   Interest on demand deposits              494,549     513,275     611,422
   Interest on savings deposits             999,314   1,091,086   1,222,310
   Interest on time deposits over $100,000  247,949     265,488     223,074
   Interest on all other time deposits    3,301,664   2,862,754   2,215,059
                                          ---------   ---------   ---------

   Total interest on deposits             5,043,476   4,732,603   4,271,865
   Interest on short-term debt              163,478     112,254      13,478
   Interest on long-term debt             1,112,146   1,231,426   1,229,799
                                          ---------   ---------   ---------

   Total Interest Expense                 6,319,100   6,076,283   5,515,142
                                          ---------   ---------   ---------

NET INTEREST INCOME                       7,212,632   6,428,569   5,620,780
                                          ---------   ---------   ---------

PROVISION FOR LOAN LOSSES (note 6)          180,000     226,000     164,500
                                           --------    --------    --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              7,032,632   6,202,569   5,456,280
                                          ---------   ---------   ---------

NONINTEREST INCOME:
   Service charges on deposit accounts      400,192     253,362     236,072
   Insurance and other commissions           15,268      37,040      43,425
   Other operating income                   112,307     135,181      92,140
   Gain on security transactions (note 4)   345,262     235,104     575,795
                                           --------    --------    --------

   Total Noninterest Income                 873,029     660,687     947,432
                                           --------    --------    --------

NONINTEREST EXPENSES:
   Salaries                               1,563,488   1,443,829   1,446,305
   Employee benefits (note 12)              478,516     481,182     508,606
   Occupancy expense                        168,785     166,495     179,857
   Equipment expense                        285,715     290,372     231,962
   Other operating expenses               1,071,848   1,027,784     966,213
                                          ---------   ---------    --------

   Total Noninterest Expenses             3,568,352   3,409,662   3,332,943
                                          ---------   ---------   ---------

   Income before Income Taxes             4,337,309   3,453,594   3,070,769

INCOME TAX EXPENSE (note 11)              1,329,766   1,012,826     955,086
                                           ---------   ---------   --------

   NET INCOME                            $3,007,543  $2,440,768  $2,115,683
                                          =========   =========   =========

PER SHARE DATA
   NET INCOME                             $    3.67   $    2.99   $    2.60
                                           ========    ========    ========

   CASH DIVIDENDS                         $    1.06   $     .86   $     .80
                                           ========    ========    ========

COMMON SHARES OUTSTANDING                   818,654     816,948     814,288
                                           ========    ========    ========

        The accompanying notes are an integral part of this statement.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Unrealized
                                                                                              Gains
                                                                                            (Losses)
                                                                                          on Securities
                                                     Common       Capital      Retained     Available
                                                      Stock       Surplus      Earnings     for Sale        Total

BALANCE - December 31, 1994                        $4,071,440    $ 746,629    $10,194,457   $(116,369) $14,896,157

Net income                                                                      2,115,683                2,115,683
Dividends on common stock                                                        (651,425)                (651,425)
Change in net unrealized gains
   on securities available
   for sale, net of income
   taxes of $437,871                                                                          738,160      738,160
                                                    --------      --------     --------      --------     --------

BALANCE - December 31, 1995                        4,071,440       746,629    11,658,715      621,791   17,098,575

Net income                                                                     2,440,768                 2,440,768
Dividends on common stock                                                       (703,170)                 (703,170)
Stock issued to ESOP
   (4,366 shares) (note 12)                           21,830       120,065                                 141,895
Change in net unrealized gains
   on securities available
   for sale, net of income
   taxes of $95,375                                                                           147,804      147,804
                                                    --------      --------     --------      --------     --------

BALANCE - December 31, 1996                        4,093,270       866,694    13,396,313      769,595    19,125,872

Net income                                                                     3,007,543                  3,007,543
Dividends on common stock                                                       (867,773)                  (867,773)
Change in net unrealized gains
   on securities available
   for sale, net of income
   taxes of $976,803                                                                         1,636,272    1,636,272
                                                    --------      --------     --------      ---------    ---------

BALANCE - December 31, 1997                        $4,093,270    $ 866,694   $15,536,083    $2,405,867  $22,901,914
                                                    =========     ========    ==========     =========   ==========

        The accompanying notes are an integral part of this statement.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                1997        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $3,007,543  $2,440,768  $2,115,683
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Gain on sale of securities              (345,262)   (235,104)   (575,795)
       Depreciation                             256,495     258,315     204,520
       Amortization of security premiums         92,415     109,398     146,966
       Provision for loan losses                180,000     226,000     164,500
       Provision for deferred taxes             (32,140)    (43,415)    (47,267)
       (Increase) decrease in interest
          receivable                             34,379      (48,075)  (261,755)
       Increase in other assets                (325,233)    (146,633)   (14,909)
       Increase (decrease) in accrued
          expenses                              (86,600)    185,006     454,235
       Amortization of limited partnership
         investments                             94,127      36,369      49,901
       Other noncash expenses                    25,807
                                               --------

   Net Cash Provided by Operating Activities  2,901,531   2,782,629   2,236,079
                                             ---------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest
     bearing bank deposits                       26,646    (771,901)    (23,855)
   Net (increase) decrease in federal
     unds sold                                1,142,000  (1,610,000)  1,787,000)
   Proceeds from maturities of securities
     held to maturity                        10,724,026  12,649,324  15,409,547
   Proceeds from maturities of securities
     available for sale                       3,193,936   1,793,435   1,280,093
   Proceeds from sales of securities
     available for sale                       7,326,099   2,265,492   4,931,003
   Purchases of securities available
     for sale                                (8,955,309) (5,585,748) (6,740,372)
   Purchases of securities held to
     maturity                                (5,949,245) (9,160,122)(13,256,220)
   Net increase in loans                    (11,516,933)(13,666,799)(16,647,730)
   Purchase of property and equipment          (203,173)   (203,688)   (627,202)
   Construction in progress payments                        (24,788)
   Purchase of other real estate               (427,067)
   Proceeds from sales of equipment               9,500
                                               --------

   Net Cash Used in Investing Activities     (4,629,520)(14,314,795)(17,461,736)
                                             ---------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand
     and savings deposits                       579,339    (935,050)    507,727
   Net increase in time deposits              1,173,241  11,873,065  14,399,318
   Net increase in short-term debt            2,088,511   2,277,858     304,253
   Dividends paid in cash                      (810,468)   (685,924)   (651,425)
   Proceeds from long-term debt               2,000,000   2,000,000   4,000,000
   Repayments of long-term debt              (3,296,061) (3,146,062) (2,538,919)
                                             ----------  ----------   ---------

   Net Cash Provided by Financing
     Activities                               1,734,562  11,383,887  16,020,954
                                              ---------  ----------  ----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                               6,573    (148,279)    795,297

Cash and Cash Equivalents, Beginning of Year  3,567,828   3,716,107   2,920,810
                                             ---------- ----------- -----------

Cash and Cash Equivalents, End of Year       $3,574,401  $3,567,828  $3,716,107
                                              =========   =========   =========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                        $6,324,663  $6,045,799  $5,369,040
     Income taxes                             1,370,180     997,000     792,241


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

          (a)Principles of Consolidation

             The consolidated financial statements include the accounts of the Farmers and Merchants Bank, the TEB Life Insurance Company and Timway Insurance Agency, Inc. Significant intercompany accounts and transactions have been eliminated.

          (b)Use of Estimates in the Preparation of Financial Statements

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

          (c)Cash and Cash Equivalents

             Cash and cash equivalents include cash on hand and deposits at other financial institutions whose initial maturity is ninety days or less.

          (d)Investment Securities

             Management reviews the securities portfolio and classifies all securities as either held to maturity or available for sale at the date of acquisition. Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as a separate component of stockholders' equity. Also included in securities available for sale are marketable equity securities. Changes subsequent to the adoption of this statement are shown as a separate item on the statement of stockholders' equity.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (d)Investment Securities (Continued)

             Interest and dividends on securities and amortization of premiums and discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined on the specific identification method.

          (e)Loans

             Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.

          (f)Allowance for Loan Losses

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

          (g)Impaired Loans

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

          (h)Bank Premises and Equipment

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

          (i)Pension Plans

             Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, reflecting the actual return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset.

          (j)Income Taxes

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

          (k)Earnings Per Share

             Earnings per share are based on the weighted average number of shares outstanding.


NOTE 3    CASH AND DUE FROM BANKS:

          The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash which the Federal Reserve Bank requires to be on reserve was $633,000 and $567,000 for the years ended December 31, 1997 and 1996, respectively.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES:

          The amortized cost and fair value of securities held to maturity are as follows:

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized     Fair
                                   Cost         Gains      Losses      Value

          December 31, 1997
          U. S. Treasuries
            and Agencies         $9,283,442  $  33,321   $   2,569   $9,314,194
          Mortgage-backed
            obligations of
            federal agencies      3,709,499      5,221      13,758    3,700,962
          State and municipals      404,882         53                  404,935
          Corporate bonds         4,147,296     20,615       1,061    4,166,850
                                  ---------   --------    --------    ---------

            Total Securities
              Held to Maturity  $17,545,119  $  59,210   $  17,388  $17,586,941
                                 ==========   ========    ========   ==========

          December 31, 1996
          U. S. Treasuries
            and Agencies        $14,381,436  $  21,234   $  66,300  $14,336,370
          Mortgage-backed
            obligations of
            federal agencies      4,721,334      2,492      36,888    4,686,938
          State and municipals      449,757                    715      449,042
          Corporate bonds         3,155,928     38,753                3,194,681
                                  ---------   --------    --------    ---------

            Total Securities
              Held to Maturity  $22,708,455  $  62,479   $ 103,903  $22,667,031
                                 ==========   ========    ========   ==========

          The amortized cost and fair value of securities available for sale are as follows:

          December 31, 1997
          U.S. Agencies          $3,471,310  $  22,292   $           $3,493,602
          Mortgage-backed
            obligations of
            federal agencies      3,088,533     22,365         370    3,110,528
          Marketable equities     6,634,360  3,802,422       1,046   10,435,736
          Corporate bonds         4,100,848     29,980                4,130,828
                                  ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale              $17,295,051 $3,877,059  $    1,416  $21,170,694
                                 ==========  =========    ========   ==========

          December 31, 1996
          U.S. Agencies          $4,747,235  $  26,263   $  11,559   $4,761,939
          Mortgage-backed
            obligations of
            federal agencies      1,480,078     16,246      28,354    1,467,970
          Marketable equities     6,077,035  1,259,148      28,307    7,307,876
          Corporate bonds         6,177,080     34,193      26,829    6,184,444
                                  ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale              $18,481,428 $1,335,850   $  95,049  $19,722,229
                                 ==========  =========    ========   ==========

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          The amortized cost and fair value of securities at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Securities Available for Sale  Securities Held to Maturity
                                    Amortized     Fair            Amortized     Fair
                                      Cost       Value              Cost       Value

          Due in one year or
            less                   $1,997,668  $2,003,669        $5,933,236  $5,939,388
          Due after one year
            through five years      5,508,359   5,551,355         8,889,597   8,930,796
          Due after five years
            through ten years         903,496     909,489           995,995   1,001,214
          Due after ten years       2,251,168   2,270,445         1,726,291   1,715,543
                                    ---------   ---------         ---------   ---------

            Total                  10,660,691  10,734,958        17,545,119  17,586,941

          Marketable equities       6,634,360  10,435,736

                                  $17,295,051 $21,170,694       $17,545,119 $17,586,941

        Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 1997, 1996 or 1995. Realized gains and losses on marketable equity transactions are summarized below:

                                             1997        1996        1995
                                         --------------------------------

          Gains                           $ 461,136   $ 250,808   $ 620,036
          Losses                            115,874      15,704      44,241
                                           --------    --------    --------

            Net Gains                     $ 345,262   $ 235,104   $ 575,795
                                           ========    ========    ========


          The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $8,527,124 at December 31, 1997 and $7,546,959 at December 31, 1996.

          There were no state or political subdivision obligations of a single issuer which exceeded 10% of stockholders' equity at December 31, 1997, 1996 or 1995.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          At December 31, 1997, the Company was committed to invest an additional $977,823 in two low income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects.

          Other investments consist of investments in three low income housing partnerships (carrying basis of $599,317) and stock in the Federal Home Loan Bank, Community Bankers Bank and Federal Reserve Bank (carrying basis of $1,012,807). The interests in the low income housing partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 1997.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                   1997            1996

          Real Estate
            Construction                      $  4,708,218    $   2,924,696
            Mortgage                            73,610,681       68,614,474
          Commercial and agricultural           27,048,927       26,921,693
          Installment                           16,977,224       12,248,499
          Credit cards                             817,867          799,257
          Other                                     27,248           36,616
                                                ----------       ----------

            Total                             $123,190,165     $111,545,235
                                               ===========    =============


          The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totalling $21,240,390 and $21,219,513 as of December 31, 1997 and 1996, respectively.


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

    A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:


                                             1997        1996        1995
                                         --------------------------------

          Balance, beginning of year     $1,003,371  $  862,766  $ 744,513
          Provision charged to operating
             expenses                       180,000     226,000    164,500
          Loan recoveries                    38,523      17,449     18,252
          Loans charged off                (101,145)   (102,844)   (64,499)
                                          ---------   ---------   --------

            Balance, End of Year         $1,120,749  $1,003,371  $ 862,766
                                          =========   =========   ========

     Percentage of gross loans                 .91%        .90%       .88%

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                    1997        1996

          Construction in progress              $           $    24,788
          Land                                      384,763     392,237
          Buildings and improvements              1,887,945   1,809,589
          Furniture and equipment                 1,963,886   1,846,852
                                                 ----------  ----------

                                                  4,236,594   4,073,466
          Less - accumulated depreciation        (2,353,744) (2,120,320)
                                                 ---------- -----------

             Net                                $ 1,882,850 $ 1,953,146
                                                 ==========  ==========

          Provisions for depreciation of $256,495 in 1997, $258,315 in 1996 and $204,520 in 1995 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1997, the scheduled maturities of time deposits are as follows:

                   1998                         $40,273,830
                   1999                          13,016,137
                   2000                           9,260,201
                   2001                             940,463
                   2002 and thereafter            1,798,253
                                                 ----------

                     Total                      $65,288,884


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
                                           Any Month End   Year End     Outstanding1         Rate         Rate

          1997
          Treasury, tax
            and loan                        $1,402,834     $1,300,663     $ 332,603           4.52%        5.25%
          Federal funds
            purchased                        2,577,000                       81,512           5.75          N/A
          Notes payable                        477,220                       55,642           7.74          N/A
          Securities sold under
            agreements to
            repurchase                       3,903,436      3,903,436     2,892,035           4.98         4.91
                                             ---------      ---------      ---------        ------       ------

          Totals                                           $5,204,099    $3,361,792           4.99%        5.00%
                                                           ==========    ==========           ====         ====

          1 Based on daily amounts outstanding

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    SHORT-TERM DEBT (CONTINUED):


                                                                          Weighted
                                              Maximum     Outstanding      Average          Average     Year End
                                          Outstanding at      at           Balance         Interest     Interest
                                           Any Month End   Year End     Outstanding1         Rate         Rate

          1996
          Treasury, tax
            and loan                        $ 757,867      $ 347,092      $ 245,557           4.87%        5.15%
          Federal funds
            purchased                       1,988,000                       121,470            5.44         N/A
          Notes payable                       319,023                       137,808            7.45         N/A
          Securities sold under
            agreements to
            repurchase                       2,768,496      2,768,496      1,731,108           4.80        4.77
                                             ---------      ---------      ---------         ------      ------

          Totals                                           $3,115,588     $2,235,943           5.01%       4.82%
                                                           ==========     ==========           ====        ====

          1 Based on daily amounts outstanding

          1995
          Treasury, tax
            and loan                        $ 708,163      $ 137,730      $ 265,833           4.76%        5.15%
          Federal funds
            purchased                                                         5,699           6.10          N/A
          Notes payable                       700,000        700,000          7,671           8.20         8.20
                                             --------       --------       --------         ------       ------

          Totals                                            $837,730       $279,203          4.88%        7.69%
                                                            ========       ========          ====         ====

          1 Based on daily amounts outstanding

          The Company has lines of credit with correspondent banks totalling $10,302,000, which are used in the management of short-term liquidity. All securities sold under agreements to repurchase are under the Company's control.


NOTE 10   LONG-TERM DEBT:

          The Company has borrowed on a cumulative basis $27,900,000 from the Federal Home Loan Bank of Atlanta (FHLB) since 1992. Advances for the years ended December 31, 1997 and 1996, were $2,000,000 in each year. The interest rates on the notes payable are fixed at the time of the advance and range from 5.26% to 7.72%; the weighted average interest rate is 6.52% at December 31, 1997. The long-term debt is secured by qualifying mortgage loans owned by the Company.

          Repayments of long-term debt are due quarterly and interest is due monthly. Interest expense of $1,112,146, $1,231,426, and $1,229,799 was incurred on these debts in 1997, 1996 and 1995, respectively. The maturities of long-term debt as of December 31, 1997 are as follows:

             1998                                 $3,210,344
             1999                                  2,924,631
             2000                                  2,924,631
             2001                                  2,684,631
             2002                                  2,316,993
             Thereafter                            2,914,871
                                                   ---------

             Total                               $16,976,101
                                                  ==========

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE:

          The components of the income tax expense for the years ended December 31 are as follows:

                                             1997        1996        1995
                                         --------------------------------
          Current expense
            Federal                       $1,341,529  $1,040,736  $ 959,652
            State                            20,377      15,505      42,701
          Deferred expense
            Federal                         (32,140)    (43,415)    (47,267)
                                           --------    --------    --------

            Total Income Tax Expense      $1,329,766  $1,012,826  $ 955,086
                                           =========   =========   ========

          Amounts in above arising from
            gains on security
            transactions                   $ 132,744   $  89,791  $ 220,572
                                            ========    ========   ========

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:
                                             1997        1996        1995

          Tax Effects of Temporary Differences:
            Accounting change             $ (11,523)  $ (11,523)  $ (11,523)
            Provision for loan losses       (36,848)    (47,806)    (40,206)
            Split dollar life insurance      (6,557)     (5,006)    (11,492)
            Depreciation                      1,037      (2,319)     (3,521)
            Pension expense                  15,946      15,487      18,272
            Other                             5,805       7,752       1,203
                                           --------    --------    --------

            Deferred Income Tax Benefit   $ (32,140)  $ (43,415)  $ (47,267)
                                           ========    ========    ========

          The components of the deferred taxes as of December 31 are as follows:

                                                         1997        1996

          Deferred Tax Assets:
            Bad debt allowance                        $ 262,441   $ 225,593
            Split dollar life insurance                  74,049      67,492
            Other                                         8,267       7,270
                                                       --------    --------

            Total Assets                                344,757     300,355
                                                       --------    --------

          Deferred Tax Liabilities:
            Securities available for sale             1,469,772     471,206
            Low income housing credits                   94,847      58,812
            Accretion                                    24,436      17,634
            Depreciation                                 17,667      16,630
            Pension                                     140,951     125,005
            Change in accounting method                  11,524      23,047
            FHLB dividends                               18,564      18,564
                                                       --------    --------

            Total Liabilities                          1,777,761    730,898
                                                       ---------   --------

            Net Liability                            $(1,433,004) $(430,543)
                                                      ==========  =========

                                 F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the years ended December 31:

                                               1997        1996        1995


          Tax expense at federal statutory
            rates                            $1,451,470  $1,160,264  $1,044,062
          Increases (decreases) in taxes
            resulting from:
              Partially exempt income          (127,577)   (131,461)   (116,067)
              State income taxes, net            25,250       7,683      37,722
              Tax-exempt interest               (11,796)    (12,522)    (14,792)
              Other                              (7,581)    (11,138)      4,161
                                               --------    --------    --------

              Total Income Tax Expense       $1,329,766  $1,012,826   $ 955,086
                                              =========   =========    ========


NOTE 12   EMPLOYEE BENEFITS:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. The Bank's funding policy is to fund the maximum amount permitted by federal income tax regulations. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $90,786, $87,246 and $75,062 for the years ended December 31, 1997, 1996 and 1995, respectively.

          The Company has established an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock when distributed have restrictions on transferability. The Company contributed $153,663 in 1997, $144,176 in 1996 and $141,926 in 1995 to the Plan and charged this expense to operations.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13   CONCENTRATIONS OF CREDIT:

          The Company had cash deposits in other commercial banks totaling $2,322,681 and $3,313,981 at December 31, 1997 and 1996.

          The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the state of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry. In the past year, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. Although the Company has not experienced elevated loan delinquency rates through the end of 1997, if these conditions persist the Company would expect greater delinquency rates and more problem loans in the future. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 70% of the loan portfolio is secured by real estate.


NOTE 14   COMMITMENTS:

          The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had outstanding the following commitments:

                                                        1997        1996

          Commitments to loan money                 $19,772,394 $14,043,469
          Standby letters of credit                    236,439     572,900

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

          Loan transactions to such related parties are shown in the following schedule:

                                                    1997        1996

          Total loans, beginning of year          $1,043,002  $1,223,327
          New loans                                  605,782     611,550
          Payments                                  (431,251)   (791,875)
                                                    --------    --------

          Total Loans, End of Year                $1,217,533  $1,043,002
                                                   =========   =========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

          The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The amount of dividends the Bank may pay is restricted by the Federal Reserve Act and approval of the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank in any year exceed the sum of (1) net income of the current year and (2) net income after dividends for the preceding two years. As of January 1, 1998, approximately $1,467,073 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,120,364 in 1997, $587,858 in 1996 and $170,458 in 1995.

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

        Estimated fair value and the carrying value of financial instruments at December 31, 1997 and 1996, are as follows (in thousands):

                                              1997                 1996

                                      Estimated  Carrying  Estimated   Carrying
                                      Fair Value  Value    Fair Value   Value

          Financial Assets

          Cash                          $ 3,574  $  3,574   $  3,568   $ 3,568
          Interest bearing deposits         827       827        854       854
          Federal funds sold              2,255     2,255      3,397     3,397
          Securities available for sale  21,171    21,171     19,722    19,722
          Securities held to maturity    17,587    17,545     22,667    22,708
          Other investments               1,612     1,612      1,513     1,513
          Loans                         123,093   122,069    110,286   110,542
          Accrued interest receivable     1,277     1,277      1,312     1,312

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing         14,388    14,388     12,614    12,614
            Interest bearing             19,651    19,651     19,478    19,478
          Savings deposits               27,024    27,024     28,391    28,391
          Time deposits                  65,534    65,289     64,676    64,116
          Short-term debt                 5,204     5,204      3,116     3,116
          Long-term debt                 17,132    16,976     18,299    18,272
          Accrued interest payable          502       502        507       507


          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using a pricing model which takes into consideration maturity, yields and quality. The remainder of the financial instruments was valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 1997.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18   REGULATORY MATTERS:

          The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1997, the most recent notification from the Bureau of Financial Institutions, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Company's actual capital ratios are presented in the following table:

                                         Actual         Regulatory Requirements
                                       December 31,      Adequately      Well
                                       1997   1996      Capitalized Capitalized


          Total risk-based ratio      18.41%  17.67%        8.00%     10.00%
          Tier 1 risk-based ratio     17.46%  16.75%        4.00%      6.00%
          Total assets leverage ratio 12.04%  11.37%        3.00%      5.00%

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                               BALANCE SHEETS

                                                           December 31,
ASSETS                                                  1997          1996

   Cash and cash equivalents                         $ 593,236   $    162,408
   Investment in subsidiaries                       11,858,642     11,509,142
   Loans receivable                                    271,808        282,262
   Securities available for sale                    10,435,736      7,307,876
   Other securities                                    605,846        516,277
   Accrued interest receivable                           1,472          1,552
   Due from subsidiaries                               364,445         90,690
   Income tax receivable                               120,441
   Other real estate                                   427,067
                                                      --------

   Total Assets                                    $24,678,693    $19,870,207
                                                    ==========     ==========

LIABILITIES

   Dividends payable                                 $ 237,410    $   180,104
   Income taxes payable                                                37,699
   Deferred income tax                               1,539,369        526,532
                                                     ---------       --------

   Total Liabilities                                 1,776,779        744,335
                                                      ---------      --------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share, 2,000,000
     shares authorized, 818,654 shares issued and
     outstanding                                      4,093,270     4,093,270
   Capital surplus                                      866,694       866,694
   Retained earnings                                 15,536,083    13,396,313
   Net unrealized gains on securities
     available for sale                               2,405,867       769,595
                                                      ---------      --------

   Total Stockholders' Equity                        22,901,914    19,125,872
                                                      ----------   ----------

   Total Liabilities and Stockholders' Equity       $24,678,693   $19,870,207

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                STATEMENTS OF NET INCOME AND RETAINED EARNINGS


                                             Years Ended December 31,
                                         1997          1996          1995

INCOME

   Dividends from affiliate           $2,120,364   $   587,858   $  170,458
   Interest on loans                      24,929        25,826       26,786
   Investment income - taxable             6,364         1,856        1,675
   Dividend income                       404,082       388,617      374,159
   Security gains                        373,469       248,864      620,036
   Limited partnership income (loss),
     net of tax credits                  (25,062)       11,505       (8,854)
                                       ---------    ----------    ---------

   Total Income                        2,904,146     1,264,526    1,184,260
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                        4,305        10,260          467
   Administration expense                 74,043        80,266       73,697
                                       ---------    ----------    ---------

   Total Expenses                         78,348        90,526       74,164
                                       ---------    ----------    ---------

Net income before income tax expense
   and increase in undistributed
   equity of affiliates                2,825,798     1,174,000    1,110,096

INCOME TAX EXPENSE                       125,215        76,094      267,699
                                       ---------    ----------    ---------

Income before increase in undistributed
   equity of affiliates                2,700,583     1,097,906      842,397

Increase in undistributed equity
   of affiliates                         306,960     1,342,862    1,273,286
                                       ---------    ----------    ---------

   NET INCOME                          3,007,543     2,440,768    2,115,683

Retained earnings, beginning of year  13,396,313    11,658,715   10,194,457
Dividends on common stock               (867,773)     (703,170)    (651,425)
                                       ---------    ----------    ---------

Retained Earnings, End of Year        $15,536,083  $13,396,313   $11,658,715
                                       ==========   ==========    ==========

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                           STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                            1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $3,007,543   $2,440,768  $2,115,683
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Undistributed subsidiary income       (306,960)  (1,342,862) (1,273,286)
       Gain on sale of securities            (373,469)    (248,864)   (620,036)
       Decrease in interest receivable             80           87         162
       Decrease (increase) in due from
         subsidiary                          (273,755)      29,874     107,703
       Decrease (increase) in other
         receivables                         (120,441)                  76,324
       Increase (decrease) in accrued
         expenses                              (1,673)       1,944      77,319
       Amortization of limited partnership
         investments                           94,127       36,369      49,901
                                            ---------     --------    --------

   Net Cash Provided by Operating
     Activities                             2,025,452      917,316     533,770
                                         ------------    ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities
     available for sale                    1,251,339     1,188,867   2,255,476
   Proceeds from maturity of securities
     available for sale                      703,793         4,629       5,480
   Purchase of securities available
     for sale                             (2,135,196)     (587,818) (2,030,149)
   Purchase of other securities             (187,488)     (130,226)   (121,359)
   Decrease in loans receivable               10,463         9,557       8,680
   Investment in subsidiary                                           (700,000)
   Purchase of other real estate            (427,067)

   Net Cash Provided by (Used in)
     Investing Activities                   (784,156)      485,009    (581,872)
                                           ---------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt                 (700,000)    700,000
   Stock issued to stock bonus plan                        141,895
   Dividends paid in cash                   (810,468)     (685,924)   (651,425)
                                           ---------      --------    --------

   Net Cash Provided by (Used in)
     Financing Activities                   (810,468)   (1,244,029)     48,575
                                           ---------    ----------   ---------

Net Increase in Cash and Cash Equivalents    430,828       158,296         473

Cash and Cash Equivalents, Beginning
   of Year                                   162,408         4,112       3,639
                                          ----------      --------    --------

Cash and Cash Equivalents, End of Year    $  593,236     $ 162,408   $   4,112
                                           =========      ========    ========

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                (In Thousands of Dollars Except Per Share Data)

                                                1997        1996        1995        1994        1993
                                              --------    --------    --------    --------    ------

INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                $  10,778   $   9,646   $   8,401   $   7,106   $   6,685
   Federal funds sold and time deposits            136         103         133          82         140
   Investment securities - taxable               2,603       2,724       2,554       2,463       2,180
   Investment securities - nontaxable               15          32          48         118         218
                                              --------    --------    --------    --------   ---------

   Total                                        13,532      12,505      11,136       9,769       9,223
                                             ---------   ---------   ---------    --------    --------

INTEREST EXPENSE:
   Interest on deposits                          5,043       4,733       4,272       3,435       3,598
   Other interest expense                        1,276       1,343       1,243       1,121         824
                                              --------    --------    --------    --------    --------

   Total                                         6,319       6,076       5,515       4,556       4,422
                                              --------    --------    --------    --------    --------

NET INTEREST INCOME                              7,213       6,429       5,621       5,213       4,801

Provision for Loan Losses                          180         226         165          60          60
                                              --------    --------    --------    --------    --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                     7,033       6,203       5,456       5,153       4,741
                                              --------    --------    --------    --------    --------

NONINTEREST INCOME:
   Service charges on deposits                     400         254         236         219         220
   Other operating income                          128         172         135         111         144
   Gain on security transactions                   345         235         576         413         375
                                              --------    --------    --------    --------    --------

   Total Noninterest Income                        873         661         947         743         739
                                              --------    --------    --------    --------    --------

NONINTEREST EXPENSES:
   Salaries                                      1,563       1,444       1,446       1,327       1,218
   Employee benefits                               479         481         508         460         404
   Occupancy expense                               169         167         180         129         114
   Equipment expense                               286         290         232         194         228
   Other operating expenses                      1,071       1,028         966       1,018         951
                                              --------     -------    --------    --------    --------

   Total Noninterest Expenses                    3,568       3,410       3,332       3,128       2,915
                                              --------    --------    --------    --------    --------

   Income before Income Taxes                    4,338       3,454       3,071       2,768       2,565

Income Tax Expense                               1,330       1,013         955         779         678
                                              --------    --------    --------    --------    --------

   NET INCOME                                $   3,008   $   2,441   $   2,116   $   1,989   $   1,887
                                              ========    ========    ========    ========    ========

Total Assets at Year End                     $ 173,810   $ 166,511   $ 152,301   $ 132,649   $ 127,824

Net Income Per Share                         $    3.67   $    2.99   $    2.60   $    2.44   $    2.32

Dividends Per Share                          $    1.06   $     .86   $     .80   $     .75   $     .65

Book Value Per Share                         $   27.98   $   23.36   $   21.00   $   18.29   $   16.74

FINANCIAL HIGHLIGHTS
F & M BANK CORP.
& SUBSIDIARIES


                                       1997          1996          1995
FOR THE YEAR

   Net income                       $ 3,007,543   $2,440,768   $ 2,115,683
   Net income per share                    3.67         2.99          2.60
   Cash dividends                       867,773      703,170       651,425
   Cash dividends per share                1.06          .86           .80
   Return on average assets                1.77%         1.54%        1.49%
   Return on average equity               14.44%        13.58%       13.15%


AT YEAR END

   Assets                          $173,809,696  $166,510,760 $152,301,336
   Loans                            123,190,165   111,545,235   97,963,831
   Deposits                         126,351,175   124,598,595  113,660,580
   Stockholders' equity              22,901,914   19,125,872    17,098,575
   Average shares outstanding           818,654      816,948       814,288
   Book value per share                   27.98        23.36         21.00
   Primary capital/assets                 13.18%        11.49%       11.23%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                   Principal Occupation
 Name and Position               Director             During the Last
   with the Bank          Age      Since                Five Years

                               CLASS A DIRECTORS
           (to serve until the 2000 annual meeting of shareholders)

Lawrence H. Hoover, Jr.   63       1981    Attorney, Partner in Hoover, Penrod,
Vice Chairman of the Board                 Davenport & Crist and its predecessor
                                           since 1971

Richard S. Myers          50       1988    President of Dick Myers Chevrolet-GEO
                                           since February 1991

Ronald E. Wampler         50       1991    Farmer and partner in Dove Farms,
                                           Inc. and its affiliates


                               CLASS C DIRECTORS
           (to serve until the 1999 annual meeting of shareholders)

Julian D. Fisher          57       1990     CEO of Farmers & Merchants Bank
President                                   since May 1996; President of Bank
                                            since Oct. 1991

Dan B. Todd               66       1969     CEO of Farmers & Merchants Bank
Chairman                                    from 1969 to May 1999; Chairman of
                                            the Board since Oct. 1991


                               CLASS B DIRECTORS
           (to serve until the 1998 annual meeting of shareholders)

Thomas L. Cline           51       1991     President of Truck & Equipment
                                            Corp.  and MacLease,  Inc. since May
                                            1997; Secretary of North and South
                                            Lines, Inc. since May 1997;
                                            Secretary of Truck Thermo King and
                                            Transport Repairs, Inc. since 1974

Robert L. Halterman       62       1980     President  of  Virginia  Classic
                                            Mustang, Inc., an auto parts
                                            company; Partner in H&H Properties

Wayne L. Long             68       1985     Real estate and retired farmer

Michael W. Pugh           43       1994     President of Old Dominion Realty,
                                            Inc.; Partner in Tri-City
                                            Development Co.; President of
                                            Colonial Appraisal Service, Inc. and
                                            Treasurer of Old Mill Enterprises,
                                            Inc.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

Compliance with Section 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of the common stock of the Company, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during 1997, all filing requirements applicable to its officers and directors were complied with.


Item 10.  Executive Compensation

    The Summary Compensation Table below sets forth the compensation of the Company's Chief Executive Officer for all services rendered to the Company and its subsidiary, Farmers & Merchants Bank, for the last three fiscal years.

                          SUMMARY COMPENSATION TABLE

        Name and                Annual Compensation 1             Other
   Principal Position         Year   Salary ($) Bonus ($)    Compensation ($) 2

   Julian D. Fisher           1997  $100,000    $35,000           $31,082
   Chief Executive Officer    1996   84,912      30,000            20,813
   & President                1995   72,800      25,000            17,213

1 The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

2 The amounts presented include the Company's contribution for the benefit of Mr. Fisher under the Company's Stock Bonus Plan ($14,486, $12,151 and $9,280 in 1997, 1996 and 1995, respectively), the gross value of life insurance premiums paid by the Company on behalf of Mr. Fisher ($14,796, $7,334 and $7,386 in 1997, 1996 and 1995, respectively) and the lease value of personal mileage on a company vehicle that has been provided for Mr. Fisher's use ($1,800, $1,328 and $547 in 1997, 1996 and 1995, respectively). Pursuant to a split-dollar insurance agreement between the Company and Mr. Fisher, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Fisher.

(1) Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: One hundred and fifty dollars ($150) for each Board of Directors' meeting, and fifty dollars ($50) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 1997, a bonus of $5,000 was paid to each Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 1997.

   The following table sets forth the number and percentage of shares of common stock held, as of December 31, 1997 by each of the Company's directors and all of the Company's directors and officers as a group.

                                       Amount                 Percent
                                    Beneficially                of
     Name of Owner                      Owned                  Class

    Thomas L. Cline                   2,317  1                 .283%

    Julian D. Fisher                 29,479  2                3.601%

    Robert L. Halterman               9,616                   1.175%

    Lawrence H. Hoover, Jr.          15,644  3                1.911%

    Wayne L. Long                     5,538  4                 .676%

    Richard S. Myers                  3,890  5                 .475%

    Michael W. Pugh                     200                    .024%

    Dan B. Todd                      11,842  6                1.447%

    Ronald E. Wampler                 2,500                    .305%

    All Directors and executive
    officers as a group              81,026                   9.897%



1 Includes 1,241 shares owned directly, 1,020 shares owned jointly with another member of his household and 56 shares owned by another member of his household.

2 Includes 3,143 shares owned directly, 2,730 shares owned by another member of his household and 23,606 shares which are owned by the Company's stock bonus plan over which Mr. Fisher has voting power.

3 Includes 10,280 shares owned directly, 46 shares owned by another member of his household and 5,318 shares owned by a Unitrust in which he is one of the trustees.

4 Includes 1,742 shares owned directly and 3,796 shares owned by a member of his household.

5 Includes 1,600 shares owned directly and 2,290 shares held in Mr. Myers' IRA account.

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

      3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

     3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

      21     Subsidiaries of the small business issuers attached

      23     Consent of Certified Public Accountant attached

      27     Financial Data Schedule attached



Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1997.

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


                            Date:    MARCH 27, 1998


                            By:      NEIL W. HAYSLETT
                                     Neil W. Hayslett
                                     Vice President and Chief Financial Officer


                            Date:    MARCH 27, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                       Title              Date


THOMAS L. CLINE                        Director              MARCH 27, 1998
Thomas L. Cline



JULIAN D. FISHER                  Director, President,       MARCH 27, 1998
Julian D. Fisher                Chief Executive Officer



ROBERT L. HALTERMAN                    Director              MARCH 27, 1998
Robert L. Halterman

                                       Director
Lawrence H. Hoover, Jr.



                                       Director
Wayne L. Long



RICHARD S. MYERS                       Director             MARCH 27, 1998
Richard S. Myers



                                       Director
Michael W. Pugh



DAN B. TODD                       Director, Chairman        MARCH 27, 1998
Dan B. Todd



                                       Director
Ronald E. Wampler