Form 10QSB
period 1998-03-31
F&M BANK CORP
filed 1998-05-15
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
 March 31, 1998


                                F & M BANK CORP.

                Virginia                                       54-1280811
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

                  Class                         Outstanding at March 31, 1998
Common Stock, par value - $5                         818,654 shares

                                F & M BANK CORP.


                                      INDEX



                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 1998 and 1997                                2

           Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997                                        3

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months Ended March 31, 1998 and 1997          4

           Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 1998 and 1997                         5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8


PART II    OTHER INFORMATION                                           15

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       15

Item 3.    Defaults upon Senior Securities                             15

Item 4.    Submission of Matters to a Vote of Security Holders         15

Item 5.    Other Information                                           15

Item 6.    Exhibit and Reports on Form 8K                              15


           SIGNATURES                                                  16

Part I      Financial Information
Item 1.     Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  2,838    $ 2,569
   Interest on federal funds sold                             57         20
   Interest on interest bearing deposits                      19          5
   Interest and dividends on investment securities
     Taxable                                                 515        697
     Nontaxable                                                4          7
                                                         -------     ------

   Total Interest Income                                   3,433      3,298
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               123        124
   Interest on savings deposits                              241        251
   Interest on time deposits                                 882        860
                                                         -------     ------

   Total interest on deposits                              1,246      1,235

   Interest on short-term debt                                55         32
   Interest on long-term debt                                339        287
                                                         -------     ------

   Total Interest Expense                                  1,640      1,554
                                                         -------     ------

   Net Interest Income                                     1,793      1,744

Provision for Loan Losses                                     45         45
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     1,748      1,699
                                                         -------     ------

Noninterest Income
   Service charges                                            95         85
   Other                                                      38         39
   Security gains (losses)                                 1,498        (35)
                                                         -------     ------

   Total Noninterest Income                                1,631         89
                                                         -------     ------

Noninterest Expense
   Salaries                                                  408        374
   Employee benefits                                         110        154
   Occupancy expense                                          44         38
   Equipment expense                                          63         69
   Other                                                     268        217
                                                         -------     ------

   Total Noninterest Expense                                 893        852
                                                         -------     ------

Income before Income Taxes                                 2,486        936

   Income Taxes                                              859        275
                                                         -------     ------

   Net Income                                           $  1,627    $   661
                                                         =======     ======

Per Share Data

   Net Income                                           $  1.99     $   .81
                                                         ======      ======

   Cash Dividends                                       $   .29     $   .22
                                                         ======      ======

   Equivalent Shares Outstanding                        818,654     818,654
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31, December 31,
       ASSETS                                           1998         1997
                                                    ------------ --------


Cash and due from banks                               $  3,843    $  3,574
Federal funds sold                                       4,247       2,255
Interest bearing deposits in banks                         791         827
Securities held to maturity (note 2)                    15,176      17,545
Securities available for sale (note 2)                  23,035      21,171
Other investments                                        1,581       1,612

Loans, net of unearned discount (note 3)               125,717     123,190
   Less allowance for loan losses (note 4)               1,164       1,121
                                                       -------     -------

   Net Loans                                           124,553     122,069

Other real estate                                          453         454
Bank premises and equipment                              1,845       1,883
Interest receivable                                      1,190       1,278
Other assets                                             1,057       1,142
                                                       -------     -------

   Total Assets                                       $177,771    $173,810
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 14,860    $ 14,388
   Interest bearing
     Demand                                             19,739      19,650
     Savings deposits                                   27,895      27,024
     Time deposits                                      67,008      65,289
                                                       -------     -------

   Total Deposits                                      129,502     126,351

Short-term debt                                          4,642       5,204
Long-term debt                                          17,320      16,977
Accrued expenses                                         2,803       2,376
                                                       -------     -------

   Total Liabilities                                   154,267     150,908
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 818,654 shares
   issued and outstanding                                4,093       4,093
Surplus                                                    867         867
Retained earnings                                       16,926      15,536
Unrealized gain on securities available for sale         1,618       2,406

   Total Stockholders' Equity                           23,504      22,902
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $177,771    $173,810

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                           Three Months
                                                               Ended
                                                             March 31,
                                                         1998         1997

Balance, beginning of period                           $ 22,902    $ 19,126

Net income for period                                     1,627         661

Net change in unrealized appreciation on
   investment securities available for sale,
   net of taxes                                            (788)       (133)
                                                        -------     -------

Total comprehensive income                                  839         528

Dividends declared                                         (237)       (180)
                                                        -------     -------

Balance, end of period                                 $ 23,504    $ 19,474
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                            Three Months
                                                                Ended
                                                               March 31,
                                                          1998        1997
Cash Flows from Operating Activities:
   Net income                                          $  1,627    $    661
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          55          61
       Amortization of security premiums                     21          24
       Provision for loan losses                             45          45
       Gain on sale of assets                               (10)
       Increase (decrease) in interest receivable            88         (42)
       Decrease in other assets                             104           9
       Increase in accrued expenses                         911         141
       (Gain) loss on security transactions              (1,498)         35
       Losses (income) on limited partnership
         investments                                         31          (3)

       Net adjustments                                     (253)        270
                                                        -------     -------

   Net Cash Provided by Operating Activities              1,374         931
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale            (7,403)     (3,784)
   Purchase of investments held to maturity              (1,350)     (2,268)
   Proceeds from sales of investments available
      for sale                                            2,550       2,189
   Proceeds from maturity of investments available
      for sale                                            1,853         683
   Proceeds from maturity of investments held to
      maturity                                            5,061       1,374
   Net increase in loans                                 (2,556)     (4,024)
   Purchase of property and equipment                       (10)        (48)
   Sale of other real estate                                 11
   Change in federal funds sold                          (1,992)      3,307
   Net decrease in interest bearing bank deposits            36         817
                                                        -------     -------

   Net Cash Used in Investing Activities                 (3,800)     (1,754)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            1,432       2,105
   Net increase in the time deposits                      1,719         (95)
   Net decrease in short-term debt                         (562)       (531)
   Cash dividends paid                                     (237)       (180)
   Increase in long-term debt                             3,147
   Repayment of long-term debt                           (2,804)       (802)
                                                        -------     -------

   Net Cash Provided by Financing Activities              2,695         497
                                                        -------     -------

Net Decrease in Cash and Cash Equivalents                   269        (326)

Cash and Cash Equivalents, Beginning of Period            3,574       3,568
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,843    $  3,242
                                                        =======     =======

Supplemental Disclosure:
   Cash paid for:
     Interest expense                                  $  1,636    $  1,560
     Income taxes                                           360          44

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and March 31, 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of the F & M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 1998 and December 31, 1997 follows:

                                         1998                  1997
                             --------------------------------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $  8,470  $  8,501     $  9,283  $  9,314
          State and municipal         405       406          405       405
          Other securities          3,149     3,163        4,147     4,167
          Mortgage-backed
            securities              3,152     3,154        3,710     3,701

            Total                $ 15,176  $ 15,224     $ 17,545  $ 17,587
                                  =======   =======      =======   =======



                                         1998                  1997
                             --------------------------------------------
                                             Fair                   Fair
                                   Cost      Value        Cost      Value

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $  6,214  $  6,262     $  3,471  $  3,494
          Equity securities         7,217     9,728        6,634    10,436
          Mortgage-backed
            securities              3,911     3,930        3,088     3,110
          Other securities          3,090     3,115        4,101     4,131
                                  -------   -------      -------   -------

            Total                $ 20,432  $ 23,035     $ 17,294  $ 21,171
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                       March 31, December 31,
                                                         1998       1997

          Real Estate
            Construction                                $  5,060  $  4,708
            Mortgage                                      75,188    73,611
          Commercial and agricultural                     29,655    27,049
          Consumer                                        15,051    16,977
          Credit cards                                       744       818
          Other                                               19        27
                                                         -------   -------

            Total                                       $125,717  $123,190
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 1998 and 1997 follows:

                                                          1998      1997

          Balance, beginning of period                  $  1,121  $  1,003
          Provision charged to operating expenses             45        45
          Net (charge-offs) recoveries
            Loan recoveries                                    9        18
            Loan charge-offs                                 (11)      (11)
                                                         -------   -------

            Total Net (Charge-offs ) Recoveries               (2)        7
                                                         -------   -------

            Balance, End of Period                      $  1,164  $  1,055
                                                         =======   =======

          Components of net (charge-offs) recoveries:
            Commercial                                         1         1
            Installment                                       (3)        6
                                                         -------   -------

                                                        $     (2) $      7
                                                         =======   =======

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

    The financial condition of F & M Bank Corp. remained strong in the first quarter of 1998. Annualized growth in total assets increased to 9.12% and annualized growth in deposits was 9.98%. Net income for the first quarter increased $966,000 or 146.14% as a result of a $950,000 after tax change in security gains and losses.

Results of Operations

    The dollar amount of the tax equivalent net interest margin increased $56,000 or 3.13% in the first quarter of 1998 compared to the first quarter of 1997. An increase in the return on earning assets of seven basis points was partially offset by a twenty-one basis point increase in the cost of funds. The increase in the cost of funds can be attributed primarily to prepayment penalties incurred to refinance a portion of the long-term debt. The increase in net interest margin income is primarily attributable to an increase in net earning assets (i.e. volume increases). A schedule of the net interest margin for the first quarter of 1998 and 1997 is shown on page 13 as Table I.

    Noninterest income increased $1,542,000 in the first three months of 1998. This increase was the result of the combination of a $1,498,000 gain on securities transactions in 1998 compared to a $35,000 loss on securities transactions in 1997. Other noninterest income increased as a result of increased deposits.

    Noninterest expense increased 4.81% in 1998 compared to 1997. The principal reason for this was a 23.50% increase in other expenses (primarily legal and professional, stationary and postage, and data processing). Employee salaries and benefits declined 1.90% which was due to the Company's use of Trigon stock received in the demutualization to offset health insurance expenses.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 1998, the market value of all securities available for sale exceeded their amortized cost by $2,603,000 ($1,618,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of the securities to have a direct impact on earnings.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Securities (Continued)

    Investments in securities decreased 1.30% in the first quarter of 1998 as loan growth has been steady and absorbed most of the growth in deposits. The Company has invested in relatively short-term maturities due to uncertainty in the direction of interest rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 42% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and they have resulted in significant increases in value.

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

    The first three months of 1998 saw continued strong loan demand as loans grew at an annualized rate of 8.21%. Funding of the new loans was made possible by increases in demand and time deposits, Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1998.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $742,000 at March 31, 1998 compared to $825,000 at December 31, 1997. The Company had no nonaccrual or restructured loans at March 31, 1998.

    Real estate acquired through foreclosure totaled $27,000 at March 31, 1998 and December 31, 1997. All foreclosed property held at March 31, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Loan Portfolio (Continued)

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming) and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

    Allowance for Loan Losses

    Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

    The provision for credit losses and changes in the allowance for loan losses are shown in Note 4, Page 7.

   The allowance for credit losses of $1,164,000 at March 31, 1998 was up $43,000 from its level at December 31, 1997. The allowance was equal to .93% and
 .91% of total loans at March 31, 1998 and December 31, 1997, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 9.98% in the first quarter of 1998. Growth was mainly in the area of transaction and time deposits but is not believed to be from any single event or promotion.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company borrows funds on a fixed rate basis and uses these borrowings to fund loans on a fixed rate basis with repayments over a fifteen year term. As an alternative, borrowers may opt for a twenty year repayment term of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Additional borrowings obtained in the first quarter of 1998 totaled $3,147,000 of which $2,147,000 was for the refinancing of existing debt. Normal repayments (in excess amounts paid to refinance debt) totaled $656,000.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1998, the Company's total risk based capital ratio was 19.50%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 13.22% at March 31, 1998 which exceeds that of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 1998 over those in 1997. Management anticipates maintaining these capital levels throughout 1998.

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

    Additional sources of liquidity available to the Company include, but are not limited to, deposits obtained through the adjustment of interest rates and purchases of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

    Interest Rate Sensitivity

    In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

    At March 31, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

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

    Year 2000 Preparedness

    The Bank has formed a committee to oversee its year 2000 plan implementation. The Bank has inventoried all personal computers, software and equipment that could be affected by the year 2000 date change in preparation for testing its equipment. Correspondence regarding year 2000 preparedness has been received from some vendors and letters have been sent requesting updated status reports from these and other vendors. Letters will also be sent to significant loan customers that appear to have the potential for material impact in the event of a year 2000 failure.

    Funds have been budgeted to cover anticipated expenses related to consulting fees, hardware and software replacements. A legal firm has been engaged to assist in the development of a comprehensive year 2000 plan and for review of vendor correspondence and major contracts. Management does not anticipate other events or uncertainties related to the year 2000 that are reasonably likely to have a material effect on the issuer's liquidity, capital resources or operations.

    Securities and Exchange Commission Web Site

    The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp., and the address is (http://www.sec.gov).

TABLE I

                                                    F & M BANK CORP.
                                             NET INTEREST MARGIN ANALYSIS
                                        (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                             (Dollar Amounts in Thousands)



                                   Three Months Ended          Three Months Ended
                                     March 31, 1998              March 31, 1997
                                 --------------------           -----------------

                                Average  Income/             Average  Income/
                                Balance  Expense   Rates     Balance  Expense   Rates

Rate Related Income
   Loans 1                      $124,429   $ 2,844    9.14    $113,164  $2,572     9.09%
   Federal funds sold              4,188        57    5.44      1,539       20     5.20
   Interest bearing
     deposits                      1,574        19    4.83        399        5     5.01
   Investments
     Taxable 3                    26,327       413    6.27     36,301      586     6.46
     Partially taxable 2,3         7,240       148    8.18      6,852      154     8.99
     Tax exempt 2,3                  405         6    6.18        468        8     6.84
                                   -----    ------   -----     ------    -----   ------

   Total Earning Assets          164,163     3,487    8.50    158,723    3,345     8.43


Interest Expense
   Demand deposits                19,533       123    2.52     20,213      124     2.45
   Savings                        27,521       241    3.50     28,427      251     3.53
   Time deposits                  66,210       882    5.33     64,393      860     5.34
   Short-term debt                 4,223        55    5.21      2,717       32     4.71
   Long-term debt                 17,450       339    7.77     17,819      287     6.44
                                  ------    ------   -----     ------    -----   ------

   Total Interest Bearing
     Liabilities                $134,937     1,640    4.86    $133,569   1,554     4.65
                                 =======    ------   -----     =======   -----   ------

   Net Interest Margin 1                 $   1,847                      $1,791
                                          ========                       =====

   Net Yield on Interest
     Earning Assets                                   4.50%                        4.51%
                                                     =====                        ======





1 Interest income on loans includes loan fees.

2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.


TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 1998
                            (In Thousands of Dollars)


                           0 - 3   4 - 12   1 - 5   Over 5     Not
                          Months   Months   Years    Years  Classified   Total

Uses of Funds

   Loans:
     Commercial          $ 22,131  $ 1,593  $ 8,843  $   551  $        $ 33,118
     Installment               58      646   14,336       11             15,051
     Real estate            6,980    9,252   43,896   16,676             76,804
     Credit cards             744                                           744
   Interest bearing
     bank deposits            791                                           791
   Investment securities    2,320    8,489   15,669    2,005  11,309     39,792
   Federal funds sold       4,247                                         4,247
                           ------   ------   ------   ------   -----     ------

   Total                 $ 37,271  $19,980  $82,744  $19,243  $11,309  $170,547

Sources of Funds

   Interest bearing
     deposits            $ 19,739  $        $        $        $        $ 19,739
   Regular savings         27,895                                        27,895
   Certificates of deposit
     $100,000 and over      1,579    2,119    3,092                       6,790
   Other certificates
     of deposit            12,397   22,595   25,226                      60,218
   Short-term borrowings    4,642                                         4,642
   Long-term debt             906    2,293   10,788    3,333             17,320
                           ------   ------   ------   ------   -----     ------

   Total                 $ 67,158  $27,007  $39,106  $ 3,333  $        $136,604


Discrete Gap             $(29,887) $(7,027) $43,638  $15,910  $11,309  $ 33,943

Cumulative Gap            (29,887) (36,914)   6,724   22,634   33,943

Ratio of Cumulative Gap
   to Total Earning Assets (17.52)% (21.64)%   3.94%   13.27%  19.90%




    Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1998. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

Part II  Other Information


Item 1.  Legal Proceedings -              Not Applicable

Item 2.  Changes in Securities -          Not Applicable

Item 3.  Defaults Upon Senior Securities -Not Applicable

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

Item 6.  Exhibits and Reports on 8-K

         (a)   Exhibit

                3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

                21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 27, 1998.

                27    Financial Data Schedule attached


         (b)   Reports on Form 8-K


                The Corporation did not file any reports on Form 8-K for the quarter ending March 31, 1998.

                                  EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           March 31, 1998                                             18

                                 Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                F & M BANK CORP.



                                 JULIAN D.FISHER
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 NEIL W.HAYSLETT
                                 Neil W. Hayslett
                                 Vice President & Chief Financial Officer




Date   May 13, 1998