Form 10QSB
period 1998-06-30
F&M BANK CORP
filed 1998-08-14
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
   June 30, 1998


                               F & M BANK CORP.

              Virginia                                         54-1280811
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

                 Class                          Outstanding at June 30, 1998
Common Stock, par value - $5                               818,654 shares

                               F & M BANK CORP.


                                     INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 1998 and 1997                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 1998 and 1997                                    3

         Consolidated Balance Sheets - June 30, 1998 and
         December 31, 1997                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1998 and 1997                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II  OTHER INFORMATION                                              16

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibit and Reports on Form 8K                                 16


         SIGNATURES                                                     18

Part I      Financial Information
Item 1      Financial Statements

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                            Six Months Ended
                                                              June 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  5,744    $ 5,227
   Interest on federal funds sold                             77         39
   Interest on interest bearing deposits                      35          8
   Interest and dividends on investment securities
     Taxable                                               1,063      1,351
     Nontaxable                                                8          7
                                                         -------     ------

   Total Interest Income                                   6,927      6,632
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               247        247
   Interest on savings deposits                              480        510
   Interest on time deposits                               1,795      1,722
                                                         -------     ------

   Total interest on deposits                              2,522      2,479

   Interest on short-term debt                               109         72
   Interest on long-term debt                                610        562
                                                         -------     ------

   Total Interest Expense                                  3,241      3,113
                                                         -------     ------

Net Interest Income                                        3,686      3,519

Provision for Loan Losses                                     80         90
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        3,606      3,429
                                                         -------     ------

Noninterest Income
   Service charges                                           203        189
   Other                                                      67         77
   Security gains (losses)                                 1,570        (25)
                                                         -------     ------

   Total Noninterest Income                                1,840        241
                                                         -------     ------

Noninterest Expense
   Salaries                                                  831        762
   Employee benefits                                         218        292
   Occupancy expense                                          87         79
   Equipment expense                                         123        139
   Other                                                     595        468
                                                         -------     ------

   Total Noninterest Expense                               1,854      1,740
                                                         -------     ------

Income before Income Taxes                                 3,592      1,930

Provision for Income Taxes                                 1,186        579
                                                         -------     ------

Net Income                                              $  2,406    $ 1,351
                                                         =======     ======

Per Share Data

   Net Income                                           $   2.94    $  1.65
                                                         =======     ======

   Cash Dividends                                       $   1.50    $   .48
                                                         =======     ======

   Equivalent Shares Outstanding                         818,654     818,654
                                                         =======     =======



       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  2,906    $ 2,658
   Interest on federal funds sold                             20         19
   Interest on interest bearing deposits                      16          3
   Interest and dividends on investment securities
     Taxable                                                 548        651
     Nontaxable                                                4          3
                                                         -------     ------

   Total Interest Income                                   3,494      3,334
                                                         -------     ------

Interest Expense
   Interest on demand deposits                               124        123
   Interest on savings accounts                              239        259
   Interest on time deposits                                 913        862
                                                         -------     ------

   Total interest on deposits                              1,276      1,244

   Interest on short-term debt                                54         40
   Interest on long-term debt                                271        275
                                                         -------     ------

   Total Interest Expense                                  1,601      1,559
                                                         -------     ------

Net Interest Income                                        1,893      1,775

Provision for Loan Losses                                     35         45
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        1,858      1,730
                                                         -------     ------

Noninterest Income
   Service charges                                           108        104
   Other                                                      29         38
   Security gains                                             72         10
                                                         -------     ------

   Total Noninterest Income                                  209        152
                                                         -------     ------

Noninterest Expense
   Salaries                                                  423        388
   Employee benefits                                         108        138
   Occupancy expense                                          43         41
   Equipment expense                                          60         70
   Other                                                     327        251
                                                         -------     ------

   Total Noninterest Expense                                 961        888
                                                         -------     ------

Income before Income Taxes                                 1,106        994

Provision for Income Tax                                     327        304
                                                         -------     ------

Net Income                                              $    779    $   690
                                                         =======     ======

Per Share Data

   Net Income                                           $    .95    $   .84
                                                         =======     ======

   Cash Dividends                                       $   1.21    $   .26
                                                         =======     ======

   Equivalent Shares Outstanding                         818,654     818,654
                                                         =======     =======



       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           1998         1997
                                                    ---------------------


Cash and due from banks                               $  3,583    $  3,574
Federal funds sold                                         114       2,255
Interest bearing deposits in banks                       1,546         827
Securities held to maturity (note 2)                    13,198      17,545
Securities available for sale (note 2)                  22,925      21,171
Other investments                                        1,550       1,612

Loans, net of unearned discount (note 3)               129,678     123,190
   Less reserve for loan losses (note 4)                 1,184       1,121
                                                       -------     -------

   Net Loans                                           128,494     122,069

Bank premises and equipment                              1,934       1,883
Other real estate                                          457         454
Interest receivable                                      1,244       1,278
Other assets                                             1,025       1,142
                                                       -------     -------

   Total Assets                                       $176,070    $173,810
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 14,574    $ 14,388
   Interest bearing
     Demand                                             19,335      19,650
     Savings deposits                                   27,360      27,024
     Time deposits                                      67,041      65,289
                                                       -------     -------

   Total Deposits                                      128,310     126,351

Short-term debt                                          4,472       5,204
Long-term debt                                          18,188      16,977
Accrued expenses                                         2,145       2,376
                                                       -------     -------

   Total Liabilities                                   153,115     150,908
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 818,654 shares
   issued and outstanding                                4,093       4,093
Surplus                                                    867         867
Retained earnings                                       16,714      15,536
Unrealized gain on securities available for sale         1,281       2,406

   Total Stockholders' Equity                           22,955      22,902
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $176,070    $173,810

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                            Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash Flows from Operating Activities:
   Net income                                          $  2,406    $  1,351
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         105         121
       Amortization of security premiums                     54          52
       (Gain) loss on security transactions              (1,570)         25
       Provision for loan losses                             80          90
       (Increase) decrease in interest receivable            33         (44)
       Decrease (increase) in other assets                  120         (45)
       Increase in accrued expenses                         440          84
       Losses (gains) on limited partnership investments     62          (2)
       Gain on sale of land                                 (10)

   Total Adjustments                                       (686)        281
                                                        -------     -------

   Net Cash Provided by Operating Activities              1,720       1,632
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available for
     sale                                                 4,323       5,695
   Proceeds from maturity of investments available
     for sale                                             3,161       1,381
   Proceeds from maturity of investments held to
     maturity                                             7,057       1,617
   Purchase of investments available for sale            (9,879)     (4,285)
   Purchase of investments held to maturity              (2,370)     (2,435)
   Net decrease in federal funds sold                     2,141       2,394
   Net increase in loans                                 (6,529)     (5,679)
   Purchase of property and equipment                      (133)        (84)
   Net decrease (increase) in interest bearing bank
     deposits                                              (719)         330
   Sale of other real estate                                 11

   Net Cash Used in Investing Activities                 (2,937)     (1,066)
                                                         -------     -------

Cash Flows from Financing Activities:
   Net increase (decrease) in demand and savings
     deposits                                               206        (535)
   Net increase in time deposits                          1,753       2,416
   Net increase (decrease) in short-term debt              (732)        373
   Increase in long-term debt                             5,147
   Repayment of long-term debt                           (3,936)     (1,719)
   Payment of dividends                                  (1,212)       (360)
                                                        -------     -------

   Net Cash Provided by Financing Activities              1,226         175
                                                        -------     -------

Net Increase in Cash and Cash Equivalents                     9         741

Cash and Cash Equivalents, Beginning of Period            3,574       3,568
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,583    $  4,309
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  3,228    $  3,105
     Income taxes                                           800         564



       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)



                                                            Six Months Ended
                                                              June 30,
                                                          1998        1997


Balance, beginning of period                           $ 22,902    $ 19,126

Net income                                                2,406       1,351
Change in unrealized appreciation on securities
   available for sale, net of taxes                      (1,125)        559
                                                        -------     -------

Total comprehensive income                                1,281       1,910

Dividends declared                                       (1,228)       (393)
                                                        -------     -------

Balance, end of period                                 $ 22,955    $ 20,643
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six month periods ended June 30, 1998 and June 30, 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 1998 and December 31, 1997 follows:

                                        1998                   1997
                                 Carrying   Market      Carrying   Market
                                   Value     Value       Value      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $  7,816  $  7,841     $  9,283  $  9,314
          State and municipal         250       250          405       405
          Other securities          2,474     2,485        4,147     4,167
          Mortgaged-backed
            securities              2,658     2,658        3,710     3,701
                                 --------  --------      -------   -------

            Total                $ 13,198  $ 13,234     $ 17,545  $ 17,587
                                  =======   =======      =======   =======



                                         1998                   1997
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $  5,973  $  5,924     $  3,494  $  3,471
          Equity securities         9,219     7,241       10,436     6,634
          Mortgage-backed
            securities              4,630     4,615        3,110     3,088
          Other securities          3,103     3,083        4,131     4,101
                                  -------   -------      -------   -------

            Total                $ 22,925  $ 20,863     $ 21,171  $ 17,294
                                  =======   =======      =======   =======

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                        June 30,  December 31,
                                                          1998       1997

          Real Estate
            Construction                                $ 4,819   $  4,708
            Mortgage                                     76,690     73,611
          Commercial and agricultural                    29,491     27,049
          Installment and Consumer Demand Notes          17,844     16,977
          Credit cards                                      767        818
          Other                                              67         27
                                                         ------    -------

            Total                                       $129,678  $123,190
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the periods ended June 30, 1997 and 1996 follows:

                                        Six Months Ended    Three Months Ended
                                             June 30,            June 30,
                                          1998    1997      1997      1996

          Balance, beginning of period   $1,121  $ 1,003    $1,055  $   862
          Provisions charged to operating
            expenses                         80       90        45       25
          Net (charge offs) recoveries
            Loan recoveries                  30       20         2        4
            Loan charge-offs                (47)     (25)      (14)      (7)
                                          -----   ------     -----   ------

            Total Net Charge-offs*          (17)      (5)      (12)      (3)
                                          -----   ------     -----   ------

            Balance, End of Period       $1,184  $ 1,088    $1,088  $   884
                                          =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Construction $    -  $     -    $    -  $     -
              Real estate - Mortgages         -        -         -        -
              Commercial                      4       (4)       (5)       -
              Installment                   (21)      (1)       (7)      (3)
                                          -----   ------     -----   ------

            Total                        $  (17) $    (5)   $  (12)  $   (3)

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations


Overview

    The financial condition of F & M Bank Corp. remained strong throughout the first six months of 1998. Annualized growth in total assets for the first six months slowed to 2.60% and annualized growth in deposits for this time period was 3.10%. Net income for the first six months of 1998 increased $1,055,000 or 78.09% as a result of a $989,000 after tax change in security gains and losses. The increase in capital of .23% is attributed to regular and special dividends totaling $1,228,000 and a $1,125,000 net decrease in unrealized gains on securities available for sale.

Results of Operations - Six Months Ending June 30, 1998

    The dollar amount of the tax equivalent net interest margin increased $162,000 or 4.47% compared to the same period in 1997. Yields on earning assets were virtually unchanged between periods. An increase of eleven basis points in the cost of funds was primarily the result of prepayment penalties incurred to refinance a portion of the subsidiary Bank's long-term debt. The increase in the net interest margin is solely the result of an increase in the volume of total earnings assets. A schedule of the net interest margin for 1998 and 1997 is shown on page 14 as Table 1.

    Noninterest income increased $1,599,000 in the first six months of 1998. This increase is attributed to a combination of a $1,570,000 gain on securities transaction in 1998 compared to a $25,000 loss in securities transaction in 1997.

    Noninterest expense increased 6.55% in 1998. The principal reason for this was a 27.14% increase in other noninterest expenses. Components of this increase included accruals for year 2000 testing and remediation and stationary, supplies and advertising related to the subsidiary Bank's 90th anniversary. Employee salaries and benefits declined .47% due to the Company's use of Trigon stock received in the demutualization to offset health insurance expenses.

Result of Operations - Quarter Ending June 30, 1998

    Net income for the quarter ending June 30, 1998 increased 12.90% over earnings in the same quarter of 1997. Net interest income increased due to increases in the level of earning assets. Noninterest income increased during 1998 due to increased security gains compared to 1997. Although the Company's overhead costs increased due to the factors noted above, they continue to be low relative to its peer group.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 1998, the market value of all securities available for sale exceeded their amortized cost by $2,062,000 ($1,281,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities, primarily stocks of financial institutions held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of these debt securities to have a direct impact on earnings.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


    Securities (Continued)

    Investments in securities decreased $2,593,000 (6.70%) in the first six months of 1998. Maturities and sales of securities have been used to fund continued strong loan demand. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 40% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have resulted in significant increases in value.

Loan Portfolio

    The Company operates in an agriculturally dominated area which incudes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending activities include small and medium sized businesses within the service area.

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

    The first six months of 1998 saw continued strong loan demand as loans grew at an annualized rate of 10.53%. Funding for the increased loan volume was made possible by the growth in time deposits, sales and maturities of securities and acquisition of additional long-term debt. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout 1998.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $688,000 at June 30, 1998 compared to $825,000 at December 31, 1997. The Company had no nonaccrual or restructured loans at June 30, 1998.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

    Real estate acquired through foreclosure was $27,000 at June 30, 1998 and December 31, 1997. All foreclosed property held at June 30, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming) and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

Allowance for Loan Losses

    Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrowers financial health. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed.

    The provision for loan losses and changes in the allowance for loan losses are shown in note 4, page 8.

    The allowance for credit losses of $1,184,000 at June 30, 1998 was up $63,000 from its level at December 31, 1997. The allowance was equal to .91% of total loans at June 30, 1998 and December 31, 1997. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 3.10% in the first six months of 1998. Deposit growth continues to be difficult to achieve due to the increasing number of financial institutions competing in the Bank's primary service area. Deposit growth was mainly in the area of certificates of deposits and was a result of special promotions designed to attract new deposits.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


Deposits and Long-Term Debt (Continued)

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis and uses these borrowings to make fixed rate loans with a fifteen year repayment term. As an alternative, borrowers may opt for a twenty year repayment term in which only the first ten years have a fixed rate. This program allows the bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Additional borrowings obtained during the first six months of 1998 totaled $5,147,000, of which $2,147,000 was for refinancing of existing debt. Normal repayments (in excess of amounts paid to refinance debt) have totaled $1,789,000 so far this year.

    Capital

    The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1998, the Company's total risk based capital ratio was 19.05%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 13.04% at June 30, 1998, which exceeds that of the Company's peers. As part of the 90th anniversary celebration, the Company declared a special one time dividend of $.90/share. This dividend was funded from the sale of appreciated securities. Recurring dividends for the year of 1998 total $.60/share compared to $.48/share in 1997. Earnings have been sufficient to allow the increase in dividends in 1998 over those in 1997.

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

    At June 30, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

    A summary of asset and liability repricing opportunities is shown on page 15 as Table II.

Disclosure of Year 2000 Issues

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has completed the first phase of the assessment and continues to monitor changes. The Company currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

TABLE I

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                            Six Months Ended             Six Months Ended
                             June 30, 1998                June 30, 1997

                        Average     Income/  Rates   Average     Income/  Rates
                        Balance     Expense          Balance     Expense

Rate Related Income
   Loans 1              $125,792 $   5,757   9.15%  $   114,764   $5,244   9.14%
   Federal funds sold      2,819        77   5.46%        1,449       39   5.38%
   Bank deposits           1,399        35   5.00%          297        8   5.39%
   Investments
     Taxable              26,926       855   6.35%       34,579    1,132   6.55%
     Partially taxable 1   8,288       292   7.05%        7,045      305   8.66%
     Tax exempt 1            391        12   6.14%          338       10   5.92%
                           -----     -----   ----         -----    -----    ----

   Total Earning Assets  165,615     7,028   8.49%      158,472    6,738   8.50%
                       ---------     -----  ---------  --------    -----  ------

Interest Expense
   Demand deposits        19,699       247   2.51%       19,866      247   2.49%
   Savings                27,178       480   3.53%       28,661      510   3.56%
   Time deposits          66,831     1,795   5.37%       64,444    1,722   5.34%
   Short-term debt         4,296       109   5.07%        2,969       72   4.85%
   Long-term debt         17,461       610   6.99%       17,364      562   6.47%
                          ------     -----   ----        ------    -----    ----

   Total Interest Bearing
     Liabilities         135,465     3,241   4.78%      133,304    3,113   4.67%
                         -------  --------  ------    ---------    -----  ------

   Net Interest Margin 1         $   3,787                        $3,625
                                   ========                        =====

   Net Yield on Interest
     Earning Assets 1                        4.57%                         4.57%
                                             ====                           ====


1  On a taxable equivalent basis assuming a 34% tax rate.

       14 (Continued)

TABLE I (Continued)

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                             Three Months Ended          Three Months Ended
                               June 30, 1998                June 30, 1997

                          Average    Income/  Rates   Average     Income/  Rates
                          Balance    Expense          Balance    Expense

Rate Related Income
   Loans 1               $127,155  $   2,913  9.16%   $   116,364  $2,666  9.16%
   Federal funds sold       1,464         20  5.46%         1,359      19  5.59%
   Bank deposits            1,224         16  5.23%           195       3  6.15%
   Investments
     Taxable               27,525        442  6.42%        32,857     546  6.65%
     Partially taxable 1    9,336        144  6.17%         7,239     151  8.34%
     Tax exempt 1             377          6  6.37%           405       6  5.93%
                            -----      -----  ----          -----   -----   ----

   Total Earning Assets   167,081      3,541  8.48%       158,419   3,391  8.56%
                         --------      -----  ------    ---------   ----- ------

Interest Expense
   Demand deposits         19,865        124  2.50%        19,520     123  2.52%
   Savings                 26,835        239  3.56%        28,895     259  3.59%
   Time deposits           67,451        913  5.41%        64,496     862  5.34%
   Short-term debt          4,369         54  4.94%         3,222      40  4.97%
   Long-term debt          17,472        271  6.20%        16,909     275  6.51%
                           ------      -----   ----        ------   -----   ----

   Total Interest Bearing
     Liabilities          135,992      1,601  4.71%       133,042   1,559  4.69%
                          -------   -------- -----       --------   ----- ------

   Net Interest Margin 1           $   1,940                       $1,832
                                    ========                        =====

   Net Yield on Interest
     Earning Assets 1                         4.64%                        4.63%
                                              ====                          ====


1  On a taxable equivalent basis assuming a 34% tax rate.

TABLE II
                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                                 JUNE 30, 1998
                           (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial         $19,601  $ 1,612  $10,958  $        $       $32,171
     Installment          2,381      783   14,727       20           17,911
     Real estate          6,347    9,715   46,062   16,705           78,829
     Credit cards           767                                         767
   Interest bearing
     bank deposits        1,546                                       1,546
   Investment securities  1,500    8,267   16,243      894  10,769   37,673
   Federal funds sold       114                                         114
                         ------   ------   ------   ------   -----   ------

   Total                 32,256   20,377   87,990   17,619  10,769  169,011
                       -------- -------- -------- -------- ------- --------

Sources of Funds

   Interest bearing
     deposits            19,335                                      19,335
   Regular savings       27,360                                      27,360
   Certificates of
     deposit $100,000
     and over               761    3,951    1,854                     6,566
   Other certificates of
     deposit              8,771   34,263   17,441                     60,475
   Short-term borrowings  4,472                                        4,472
   Long-term debt           896    2,622   11,566    3,104            18,188
                         ------   ------   ------   ------   -----    ------

   Total                 61,595   40,836   30,861    3,104           136,396
                       -------- -------- --------  -------   ----- ---------

Discrete Gap            (29,339) (20,459)  57,129   14,515  10,769    32,615

Cumulative Gap          (29,339) (49,798)   7,331   21,846  32,615

Ratio of Cumulative Gap
   to Total Earning
   Assets               (17.36%) (29.46%)   4.34%    12.93%  19.30%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1998. In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On April 11, 1998, the stockholders
                                          held their annual meeting. The
                                          following item was approved by the
                                          shareholders by the required majority:

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

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Company filed an 8-K on April 11, 1998 regarding a special $.90 dividend payable to shareholders of record on April 24, 1998, payable on May 5, 1998

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending             19
           June 30, 1998

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




Date   August 13, 1998