Form 10QSB
period 1998-09-30
F&M BANK CORP
filed 1998-11-13
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
September 30, 1998


                               F & M BANK CORP.

              Virginia                                         54-1280811
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

                  Class                     Outstanding at September 30, 1998
Common Stock, par value - $5                             2,455,962 shares

                               F & M BANK CORP.

                                     INDEX

                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 1998 and 1997                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 1998 and 1997                              3

           Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1998 and 1997                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 1998 and 1997         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II    OTHER INFORMATION                                             17

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities                                         17

Item 3.    Defaults upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibit and Reports on Form 8-K                               17


           SIGNATURES                                                    19

Part I Financial Information
Item 1 Financial Statements
                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                          Nine Months Ended
                                                            September 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $ 8,734     $ 7,967
   Interest on federal funds sold                           128          79
   Interest on interest bearing deposits                     43          13
   Interest and dividends on investment securities
     Taxable                                              1,574       1,991
     Nontaxable                                              11          11
                                                         ------      ------

   Total Interest Income                                 10,490      10,061
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              367         368
   Interest on savings accounts                             722         759
   Interest on time deposits                              2,742       2,647
                                                         ------      ------

   Total interest on deposits                             3,831       3,774

   Interest on short-term debt                              169         118
   Interest on long-term debt                             1,072         829
                                                         ------      ------

   Total Interest Expense                                 5,072       4,721
                                                         ------      ------

Net Interest Income                                       5,418       5,340

Provision for Loan Losses                                    95         135
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       5,323       5,205
                                                         ------      ------

Noninterest Income
   Service charges                                          309         295
   Other                                                     90         124
   Security gains                                         1,572         226
                                                         ------      ------

   Total Noninterest Income                               1,971         645
                                                         ------      ------

Noninterest Expense
   Salaries                                               1,267       1,195
   Employee benefits                                        325         431
   Occupancy expense                                        139         121
   Equipment expense                                        181         203
   Other                                                    905         721
                                                         ------      ------

   Total Noninterest Expense                              2,817       2,671
                                                         ------      ------

Income before Income Taxes                                4,477       3,179

Provision for Income Tax                                  1,437         987
                                                         ------      ------

Net Income                                              $ 3,040     $ 2,192
                                                         ======      ======

Per Share Data

   Net Income                                           $   1.24    $    .89
                                                         -------     =======

   Cash Dividends                                       $    .61    $    .26
                                                         -------     =======

   Equivalent Shares Outstanding                       2,455,962   2,455,962
                                                       =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                         Three Months Ended
                                                            September 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $ 2,990     $ 2,740
   Interest on federal funds sold                            51          40
   Interest on interest bearing deposits                      8           5
   Interest and dividends on investment securities
     Taxable                                                511         640
     Nontaxable                                               3           4
                                                         ------      ------

   Total Interest Income                                  3,563       3,429
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              120         121
   Interest on savings accounts                             242         249
   Interest on time deposits                                947         925
                                                         ------      ------

   Total interest on deposits                             1,309       1,295

   Interest on short-term debt                               60          46
   Interest on long-term debt                               462         267
                                                         ------      ------

   Total Interest Expense                                 1,831       1,608
                                                         ------      ------

Net Interest Income                                       1,732       1,821

Provision for Loan Losses                                    15          45
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       1,717       1,776
                                                         ------      ------

Noninterest Income
   Service charges                                          106         106
   Other                                                     23          47
   Security gains                                             2         251
                                                         ------      ------

   Total Noninterest Income                                 131         404
                                                         ------      ------

Noninterest Expense
   Salaries                                                 436         433
   Employee benefits                                        107         139
   Occupancy expense                                         52          42
   Equipment expense                                         58          64
   Other                                                    310         253
                                                         ------      ------

   Total Noninterest Expense                                963         931
                                                         ------      ------

Income before Income Taxes                                  885       1,249

Provision for Income Tax                                    251         408
                                                         ------      ------

Net Income                                              $   634     $   841
                                                         ======      ======

Per Share Data

   Net Income                                           $   .26    $    .34
                                                         ======      ======

   Cash Dividends                                       $   .11    $    .10
                                                         ======     =======

   Equivalent Shares Outstanding                      2,455,962   2,455,962
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      September 30, December 31,
     ASSETS                                               1998         1997
                                                      ------------------------

Cash and due from banks                                 $ 3,450     $ 3,574
Federal funds sold                                        1,365       2,255
Interest bearing deposits in banks                        1,201         827
Securities held to maturity (note 2)                      9,691      17,545
Securities available for sale (note 2)                   29,860      21,171
Other investments                                         1,576       1,612

Loans, net of unearned discount (note 3)                131,476     123,190
   Less allowance for loan losses (note 4)                1,203       1,121
                                                         ------      ------

   Net Loans                                            130,273     122,069

Bank premises and equipment                               1,945       1,883
Interest receivable                                       1,318       1,278
Other real estate                                           453         454
Other assets                                                948       1,142
                                                         ------      ------


   Total Assets                                        $182,080    $173,810
                                                        =======     =======

     LIABILITIES

Deposits
   Noninterest bearing demand                           $14,239     $14,388
   Interest bearing
     Demand                                              19,265      19,650
     Savings deposits                                    27,465      27,024
     Time deposits                                       69,735      65,289
                                                         ------      ------

   Total Deposits                                       130,704     126,351

Short-term debt                                           6,533       5,204
Long-term debt                                           19,456      16,977
Accrued expenses                                          2,104       2,376
                                                         ------      ------

   Total Liabilities                                    158,797     150,908
                                                        -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,455,962 issued             12,280       4,093
   and outstanding (818,654 in 1997) (note 5)
Surplus                                                     867         867
Retained earnings                                         8,891      15,536
Unrealized gain on securities available for sale          1,245       2,406
                                                         ------      ------

   Total Stockholders' Equity                            23,283      22,902
                                                         ------      ------

   Total Liabilities and Stockholders' Equity          $182,080    $173,810
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1998        1997

Cash Flows from Operating Activities:
   Net income                                           $ 3,040     $ 2,192
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         153         177
       Amortization of security premiums                     90          73
       Gain on security transactions                     (1,572)       (226)
       Provision for loan losses                             95         135
       Increase in interest receivable                      (40)        (28)
       (Increase) decrease in other assets                  195         (30)
       Increase in accrued expenses                         411         257
       Gain on sale of land                                 (10)
       Losses (gains) on limited partnership investments     94          (5)
                                                         ------      ------

   Total Adjustments                                       (584)        353
                                                         -------     ------

   Net Cash Provided by Operating Activities              2,456       2,545
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             4,523       6,805
   Proceeds from maturity of investments available
     for sale                                             5,639       1,381
   Proceeds from maturity of investments held to
     maturity                                            10,551       6,432
   Purchase of investments available for sale           (19,575)     (7,940)
   Purchase of investments held to maturity              (2,426)     (5,949)
   Net (increase) decrease in interest bearing
     bank deposits                                         (373)        (64)
   Net change in federal funds sold                         890       1,181
   Net increase in loans                                 (8,326)     (7,934)
   Sale of other real estate                                 11
   Purchase of property and equipment                      (191)       (146)
                                                         -------      ------

   Net Cash Used in Investing Activities                 (9,277)     (6,234)
                                                         -------     ------

Cash Flows from Financing Activities:
   Net increase in deposits                               4,353       4,882
   Net increase in short-term borrowings                  1,329         498
   Additions to long-term borrowings                     14,953       1,000
   Repayment of long-term borrowings                    (12,473)     (2,379)
   Payment of dividends                                  (1,465)       (573)
                                                         -------     ------

   Net Cash Provided by Financing Activities              6,697       3,428
                                                         ------      ------

Net Increase (Decrease) in Cash and Cash Equivalents       (124)       (261)

Cash and Cash Equivalents at Beginning of Period          3,574       3,568
                                                         ------      ------

Cash and Cash Equivalents at End of Period              $ 3,450     $ 3,307
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 5,028     $ 4,689
     Income taxes                                         1,225         919

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1998        1997

Balance, beginning of period                            $22,902     $19,126

Net income for period                                     3,040       2,192
Change unrealized appreciation on securities
   available for sale, net of taxes                      (1,161)      1,312
                                                         ------      ------

Total comprehensive income                                1,879       3,504

Dividends declared                                       (1,498)       (630)
                                                         ------      ------

Balance, end of period                                  $23,283     $22,000
                                                         ======      ======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of the F&M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 1998 and December 31, 1997 follows:

                                          1998                    1997
                                ------------------------------------------------
                                   Carrying   Market     Carrying   Market
                                     Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $ 4,990   $  5,044    $  9,283   $ 9,314
          State and municipal          250        250         405       405
          Other debt securities      2,474      2,488       4,147     4,167
          Mortgage-backed
            securities               1,977      1,984       3,710     3,701
                                   -------    -------     -------    ------

            Total                  $ 9,691   $  9,766    $ 17,545   $17,587
                                    ======    =======     =======    ======


                                          1998                    1997
                                ------------------------------------------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $11,459   $ 11,346    $  3,494   $ 3,471
          Equity securities         10,993      9,155      10,436     6,634
          Mortgage-backed
            securities               4,295      4,285       3,110     3,088
          Other debt securities      3,113      3,076       4,131     4,101
                                    ------    -------     -------    ------

            Total                  $29,860   $ 27,862    $ 21,171   $17,294
                                    ======    =======     =======    ======

                               F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:
                                                      September 30, December 31,
                                                          1998          1997
          Real Estate
            Construction                                $ 4,386     $  4,708
            Mortgage                                     77,869       73,611
          Commercial and agricultural                    30,266       27,049
          Installment                                    18,148       16,977
          Credit cards                                      775          818
          Other                                              32           27
                                                         ------      -------

            Total                                       $131,476    $123,190
                                                         =======     =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the periods ended September 30, 1998 and 1997, follows:

                                         Nine Months Ended   Three Months Ended
                                           September 30,        September 30,
                                           1998     1997        1998     1997

          Balance, beginning of period   $1,121   $1,003      $1,184   $1,088
          Provisions charged to
            operating expenses               95      135          15       45
          Net (charge offs) recoveries
            Loan recoveries                  90       33          60       13
            Loan charge-offs               (103)     (36)        (56)     (11)
                                          ------   -----       ------   -----

          Total Net Charge-Offs *           (13)      (3)          4        2
                                          ------   -----       -----    -----

          Balance, End of Period         $1,203   $1,135      $1,203   $1,135
                                          =====    =====       =====    =====

         *Components of Net Charge-Offs
            Commercial                        3       (2)         (1)       2
            Installment                     (16)      (1)          5
                                          ------   -----       -----    -----

            Total                        $  (13)  $   (3)     $    4   $    2
                                          ======   =====       =====    =====


NOTE 5      STOCK SPLIT EFFECTED IN THE FORM OF A DIVIDEND

                  In September 1998, the Company declared a three for one stock split to be distributed in the form of a dividend. Two additional shares were distributed for each share outstanding as of September 28, 1998, with no change in the par value of the stock. All per share computations have been restated to reflect the stock split.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

    F & M Bank Corp. continued to experience strong earnings, strong loan demand and modest deposit growth in the first nine months of 1998. Annualized growth in total assets was 6.34% and annualized growth in deposits was 4.59%. Net income for the first nine months of 1998 increased $848,000 or 38.69% compared to 1997. Stockholders' equity increased 1.66%; this smaller than usual increase was a result of a $1,161,000 net decrease in unrealized gains on securities available for sale and a special 90th anniversary dividend totaling $737,000.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest margin increased 1.14% ($63,000) in the first nine months of 1998 compared to the first nine months of 1997. A decrease in the return on earning assets of .07%, combined with a increase in the cost of funds of .23% (equivalent to a $314,000 decrease in the net interest margin), was offset by a $377,000 increase in the net interest margin due to volume increases. Prepayment interest penalties incurred to refinance long-term debt of the subsidiary bank accounted for $243,000 of the $351,000 increase in the cost of funds. This refinancing was done in an effort to reduce interest expense in future periods. A schedule of the net interest margin for 1998 and 1997 is shown on page 15 as Table I.

    Noninterest income increased $1,326,000 in the first nine months of 1998. Exclusive of increased securities gains of $1,346,000, noninterest income decreased $20,000. This decrease resulted from an increase in losses related to investments in low-income housing partnerships. The return on these investments is reflected in income tax savings and these interests are all providing positive returns overall.

    Overall, noninterest expenses increased 5.47% in 1998 compared to 1997. Salaries and employee benefits declined 2.09%. Increases in staffing and normal salary adjustments were more than offset by savings on employee benefits. Proceeds from the sale of securities received in the Trigon stock demutualization were used to establish a trust to fund the payment of health insurance costs through the first eight months of 1998. Other noninterest expense increased 25.52%. Factors contributing to this increase include: accruals for year 2000 testing and remediation, directors fees, supplies, advertising related the subsidiary bank's 90th anniversary and training costs.

    Quarter Ending September 30, 1998

    Third quarter net income decreased 24.61% compared to the same quarter of 1997. Prepayment penalties incurred by the subsidiary bank to refinance long-term debt totaled $167,000 while securities gains decreased $249,000. Exclusive of these non-recurring items, earnings from operations, net of income tax expense, increased $58,000 (8.47%).

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 1998, the market value of all securities available for sale exceeded their amortized cost by $1,998,000 ($1,245,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities, primarily stocks of financial institutions held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of the securities to have a direct impact on earnings.

    The carrying value of securities available for sale and held to maturity increased $835,000 during the first nine months of 1998. Of the investments in securities available for sale, 36.82% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

    Loan Portfolio

    The Company operates in an agriculturally dominated area, which includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes small and medium sized businesses within its service area.

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

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In the past two and a half years, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among poults. Recently there has been a sharp improvement in grain prices and some improvement in mortality rates. However, these improvements have not been sufficient to completely offset depressed turkey prices caused by an over supply of meat. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced an increase in loan delinquencies as a result of these economic factors.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Loan Portfolio (Continued)

    The first nine months of 1998 saw continued strong loan demand as loans grew at an annualized rate of 8.97%. The Bank has made a conscious effort to increase lending locally as loans represent the best return available in the present credit markets. Funding for new loans was made possible primarily through increases in time deposits, repurchase agreements and long-term debt. Overall, management has been quite pleased with the loan program and believes that loan growth will continue throughout the remainder of 1998.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Loans 90 days or more past due totaled $2,014,000 at September 30, 1998 compared to $825,000 at December 31, 1997. Approximately 85% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. The Company had no nonaccrual or restructured loans at September 30, 1998.

    Real estate acquired through foreclosure was $27,000 at September 30, 1998 and December 31, 1997. All foreclosed property held at September 30, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company actively markets all foreclosed real estate and does not anticipate material write-downs in value before disposition. As of September 30, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The allowance for loan losses of $1,203,000 at September 30, 1998 was up $82,000 from its level at December 31, 1997. The allowance was equal to .91% of total loans at September 30, 1998 and December 31, 1997. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Growth of the deposit base continues to be difficult to achieve due to increased competition from new banks entering the Company's primary service area. Annualized deposit growth in the first nine months of 1998 totaled 4.59%. All of this growth was in time deposits and was achieved primarily from advertising of special promotional rates and terms.

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 1998 balances in repo accounts total $6,189,000 and are included with short-term debt on the balance sheet.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Additional borrowings obtained during 1998 total $14,893,000, of which $9,893,000 was for refinancing existing debt. Normal repayments (in excess of amounts paid to refinance debt) total $2,520,000 so far this year.

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1998, the Company's total risk based capital ratio was 19.76%, far above the regulatory minimum of 8.00%. The ratio of total capital to total assets was 12.79% at September 30, 1998, which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in regular dividends in 1998 over those levels experienced in 1997 and management has no reason to believe this increased level of dividends will not continue.

    Liquidity

    Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

    Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund most of the net increase in loans and investment securities.

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

    At September 30, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in the net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

    A summary of asset and liability repricing opportunities is shown on page 16 as Table II.

    Disclosure of Year 2000 Issues

    The Company has formed a year 2000 project team to identify information technology and non-technology systems that require modification for the year 2000. A project plan has been established with goals and target dates. The Company has completed the assessment phase and has begun the renovation and validation phases of the project. Substantially all mission critical systems will be tested prior to year-end 1998. Redeployment of renovated or new equipment will continue through mid-1999.

    The impact of year 2000 issues on the Company depends not only on corrective actions that the Company takes, but also on the actions of governmental agencies, businesses and other third parties that provide services to, or receive services from, the Company. The Company has implemented an ongoing process of identifying and contacting mission critical third parties to determine their year 2000 readiness. Although the Company has undertaken these measures, there can be no assurance that mission critical third parties will adequately address their year 2000 issues.

    The Company is developing contingency plans for implementation in the event that testing of mission critical systems reveals significant problems. These plans involve identifying alternate vendors to provide mission critical systems. There may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

    The Company has reviewed its significant loan customers to assess the risk of increased problem loans and credit losses due to borrowers failure to adequately address year 2000 issues. Although it is not possible to quantify the potential impact of such credit losses at this time, management has designated a portion of the allowance for loan losses as an undesignated reserve which can be used to absorb uncertainties, including year 2000 problems, within the loan portfolio.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


    Disclosure of Year 2000 Issues (Continued)

    The Company has incurred expenses throughout 1998 related to its year 2000 project. Additional funds have been budgeted in anticipation of costs related to testing and renovation that will be incurred during the remainder of 1998 and into 1999. At the present time, management of the Company does not believe that the costs of addressing this issue will have a material adverse impact on the Company's financial condition. If, however, the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company plans to continue to devote all resources necessary to resolve any significant year 2000 issues in a timely manner.

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

TABLE I
                                  F & M BANK CORP.
                            NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)



                          Nine Months Ended                Nine Months Ended
                          September 30, 1998               September 30, 1997
                          ------------------               ------------------

                        Average     Income/  Rates    Average   Income/   Rates
                        Balance     Expense           Balance   Expense

Rate Related Income
   Loans 1             $ 127,378  $  8,751   9.16%   $ 115,868  $7,992    9.20%
   Federal funds sold      3,104       128   5.50%       1,918      79    5.49%
   Bank deposits           1,127        43   5.13%         310      13    5.59%
   Investments
     Taxable              26,856     1,261   6.26%      33,723   1,656    6.55%
     Partially
       taxable 1           8,476       440   6.92%       7,348     468    8.49%
     Tax exempt 1            344        16   6.20%         360      17    6.30%
                           -----      ----   -----       -----     ---    -----

   Total Earning Assets  167,285    10,639   8.48%     159,527  10,225    8.55%
                       ---------    ------  ------   ---------  ------  -------


Interest Expense
   Demand deposits        19,609       367   2.50%      19,630     368    2.50%
   Savings                27,148       722   3.55%      28,355     759    3.57%
   Time deposits          67,574     2,742   5.41%      65,528   2,647    5.39%
   Other short-term debt   4,621       169   4.88%       3,172     118    4.96%
   Long-term debt         17,848     1,072   8.01%      16,998     829    6.50%
                          ------     -----  ------      ------     ---    -----

   Total Interest Bearing
     Liabilities         136,800     5,072   4.94%     133,683   4,721    4.71%
                         -------  -------- -------   ---------   -----   ------

   Net Interest Margin 1         $   5,567                      $5,504
                                  ========                       =====

   Net Yield on Interest
     Earning Assets 1                        4.44%                        4.60%
                                         ========                      ========

1  On a taxable equivalent basis assuming a 34% tax rate.

       15 (Continued)

TABLE I (Continued)

                             F & M BANK CORP.
                      NET INTEREST MARGIN ANALYSIS
                      (Dollar Amounts in Thousands)



                    Three Months Ended       Three Months Ended
                    September 30, 1998       September 30, 1997

                    Average Income/ Rates    Average  Income/Rates
                    Balance Expense          Balance  Expense
Rate Related Income
   Loans 1              $130,550  $  2,994   9.17%   $118,076  $  2,747   9.31%
   Federal funds sold      3,675        51   5.55%      2,855        40   5.60%
   Bank deposits             582         8   5.50%        336         5   5.95%
   Investments
     Taxable              26,717       406   6.08%     32,001       524   6.55%
     Partially
       taxable 1           8,853       148   6.69%      7,953       163   8.20%
     Tax exempt 1            250         4   6.40%        405         6   5.93%
                           -----      ----  ------      -----       ---   -----

   Total Earning Assets  170,627     3,611   8.46%    161,626     3,485   8.63%
                       ---------     -----  ------   --------     -----  ------


Interest Expense
   Demand deposits        19,431       120   2.47%     19,157       121   2.53%
   Savings                27,087       242   3.57%     27,742       249   3.59%
   Time deposits          69,060       947   5.49%     67,697       925   5.47%
   Other short-term debt   5,272        60   4.55%      3,577        46   5.14%
   Long-term debt         18,621       462   9.92%     16,266       267   6.57%
                          ------      ----  ------     ------       ---   -----

   Total Interest Bearing
     Liabilities         139,471     1,831   5.25%    134,439     1,608   4.78%
                         -------    ------   -----   --------     -----   -----

   Net Interest Margin 1            $1,780                       $1,877
                                   =======                        =====

   Net Yield on Interest
     Earning Assets 1                        4.17%                        4.65%
                                             =====                        =====

1  On a taxable equivalent basis assuming a 34% tax rate.

TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                              September 30, 1998
                           (In Thousands of Dollars)

The following table presents the Company's interest sensitivity.

                        0 - 3     4 - 12    1 - 5     Over 5    Not
                       Months     Months    Years     Years  Classified  Total

Uses of Funds

   Loans
      Commercial       $ 21,523  $  3,123  $  7,893   $  507  $         $33,046
      Installment         2,273     1,187    14,669       19             18,148
      Real estate         6,254     9,654    46,238   17,361             79,507
      Credit cards          775                                             775
   Interest bearing
      bank deposits       1,201                                           1,201
   Investment securities  2,110     7,040    14,297    5,111    12,569   41,127
   Federal funds sold     1,365                                           1,365
                          -----     -----    ------    -----     -----    -----

   Total                 35,501    21,004    83,097   22,998    12,569  175,169
                         ------    ------    ------   ------    ------  -------

Sources of Funds

   Interest bearing
      demand deposits    19,265                                          19,265
   Regular savings       27,465                                          27,465
   Certificates of
      deposit $100,000
      and over              676     3,405     2,653                       6,734
   Other certificates
      of deposit          7,351    34,108    21,542                      63,001
   Short-term borrowings  6,533                                           6,533
   Long-term borrowings     856     2,374    10,422    5,804             19,456
                        -------    ------    ------   ------     ------  ------

   Total                 62,146    39,887    34,617    5,804            142,454
                         ------    ------   -------    -----      ----- -------

Discrete Gap            (26,645)  (18,883)   48,480   17,194    12,569   32,715

Cumulative Gap          (26,645)  (45,528)    2,952   20,146    32,715

Ratio of Cumulative
   Gap to Total
   Earning Assets       (15.21%)  (25.99%)     1.69%   11.50%    18.68%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 1998. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit runoff. Loan principal repayments are included in the earliest period in which the loan matures or can reprice. Proceeds from the redemption of investments and deposits are included in the period of maturity.

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

Item 6. Exhibits and Reports on 8-K

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1997 Form 10-KSB filed March 27, 1998.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 1998.

                                 EXHIBIT INDEX


Exhibit
 Index                                                            Page Number

  27      Financial Data Schedule for the quarter
          ending September 30, 1998                                    20

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


November 11, 1998