Form 10KSB
period 1998-12-31
F&M BANK CORP
filed 1999-03-31
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1998      Commission file number:  0-13273

                               F & M Bank Corp. (Exact name of registrant as
            specified in its charter)

                Virginia                                 54-1280811
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                   P. O. Box F, Timberville, Virginia  22853
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number including area code:  (540) 896-8941

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

    Issuer's revenues for its most recent fiscal year:  $16,012,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 4, 1999 - $22 average bid price; $23.25 average ask price.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 4, 1999 - 2,455,962

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

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

Part I

Item 1. Description of Business

General

    F & M Bank Corp., incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services, Inc. (FMFS) is a wholly owned subsidiary of Farmers & Merchants Bank.

    Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the State of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993 (as Timway Insurance Agency, Inc.).

    The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, trust services, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance and to provide other financial services to customers of Farmers & Merchants Bank.

    The operations of F & M Bank Corp., the Bank, TEB and FMFS are conducted in Timberville, Virginia, at offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, at Highway 33 West at Elkton Plaza, Elkton, Virginia, and at 100 Plaza Drive, Bridgewater, Virginia.

    On December 31, 1998, F & M Bank Corp., the Bank, TEB and FMFS had fifty-two full time and seventeen part time employees. No one employee devotes full time services to F & M Bank Corp.

Competition

    The Bank's offices compete with approximately fifteen financial institutions. These other institutions include state and nationally chartered banks, as well as nationally chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the Bridgewater area including the southern portion of Rockingham County and the northwestern portion of Augusta County. Bank competition in the area of all offices is very strong. The Bank makes all types of commercial and consumer loans and historically has had a heavy concentration of home and agricultural real estate loans. The Bank experienced good loan demand throughout 1998 due to the strong local and national economies. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

Regulation and Supervision

    The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to state member banks of the Federal Reserve System.

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

    Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. F & M Bank Corp. formed a captive life insurance company in 1988 and began operations in July of 1989. This entity acts as the primary re-insurer for credit life insurance sold through the Bank. In 1992, F & M Bank Corp. entered into an agreement with the City Light Development Corp. of Winchester, Virginia to purchase an equity position in the Johnson Williams Project. This project provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Housing Equity Fund of Virginia to purchase equity positions in the Housing Equity Fund of Virginia II, III and IV. These funds provide housing for low income persons in Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

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

Item 2. Description of Property

    The main office of Farmers & Merchants Bank is located at 205 South Main Street in Timberville, Virginia. The building is of brick veneer construction and contains an automatic teller machine. This office is situated on 1.32 acres of land. One branch office is situated at 127 West Rockingham Street in Elkton, Virginia. This office is of brick veneer construction and is situated on one acre of land. The Broadway branch is located on the corner of Virginia Route 259 and Route 259 Alternate in Broadway, Virginia. This office is constructed primarily of concrete, steel and wood frame and contains an automatic teller machine. The office is situated on one acre of land. The Bank established a branch in the Elkton Plaza shopping center in 1989 and it is of brick veneer construction, includes drive in facilities and has an automatic teller machine. The Bank opened a facility in Bridgewater, Virginia, in 1995. The office is constructed of brick veneer, contains an automatic teller machine and is situated on a .6 acre lot at 100 Plaza Drive, Bridgewater, VA. All properties are owned by the Bank and are in good condition.


Item 3. Legal Proceedings

    Management is not aware of any pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Submission of Matters to a Vote of Security Holders

    F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 1998.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

    Farmers & Merchants Bank acts as the transfer agent for F & M Bank Corp. There have been sufficient inquiries on the National Stock Exchange so that the holding company is required to report on any stock or cash dividend to the National Association of Security Dealers. The 'bid' and 'asked' price of the holding company stock is not published in any newspaper. Scott & Stringfellow in Richmond, Virginia, makes a market for the stock and the firm has provided market quotes in recent years.

    The prices presented are bid prices, which represent prices between broker-dealers and don't include retail mark-ups and markdowns or any commission to the dealer. The prices may not reflect actual transactions and other transactions may have occurred which were not reported to the Company.

     The following schedule shows the range of reported trade prices and dividends per share declared for 1996 through 1998:

                                             Dividends
                                              Declared       High        Low

     1996
       1st quarter                              .067        11.33       9.83
       2nd quarter                              .073        11.50      10.50
       3rd quarter                              .073        11.33      10.33
       4th quarter                              .073        11.17      10.67

     1997
       1st quarter                              .073        11.67      11.00
       2nd quarter                              .087        11.92      11.00
       3rd quarter                              .097        11.67      11.17
       4th quarter                              .097        12.63      11.33

     1998
       1st quarter                              .097        12.67      11.92
       2nd quarter                              .103        16.25      12.83
       3rd quarter                              .110        16.13      15.00
       4th quarter                              .120        21.50      18.00
       Special Dividend                         .300

All amounts reflect a three for one stock split declared in 1998.

(b)  Stockholders

     On December 31, 1998, there were 1,140 holders of F & M Bank Corp. common stock.


(c)  Dividends

     The cash dividends declared are shown in the above table. The principal sources of income of F & M Bank Corp. include dividends paid by its subsidiary bank, dividends received on common and preferred stocks of other corporations, and securities gains. See Note 16 to the consolidated financial statements for a discussion of the restrictions on the ability of the subsidiary bank to transfer funds to F & M Bank Corp. in the form of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations


OPERATIONS ANALYSIS - 1998 Compared to 1997

Overview

    Net income for 1998 increased $493,032 or 16.39% from 1997 earnings. Net income per share increased from $1.22 in 1997 to $1.43 in 1998. The Company's improved earnings were due to a combination of factors. See Table I (page 17) for a five year summary of operations.

Net Interest Margins

    The net weighted interest margin on earning assets on a tax equivalent basis decreased from 4.61% in 1997 to 4.39% in 1998. The Company's net yield on average earning assets of 4.39% is in line with its peer group.

    Yields on loans decreased from 9.19% to 9.15%. In 1998, real estate loan rates were virtually unchanged, while commercial and installment loans decreased eighteen and eight basis points, respectively due to a general decline in rates of interest in the market. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates, which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

    Tax equivalent yields on securities decreased to 6.58% in 1998 from 6.86% in 1997. This decrease was primarily a result of a decline in market in rates on all types of debt instruments. Average investments decreased 11.40% from the previous year. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

    The rates paid on interest bearing deposits increased slightly to 4.47% in 1998 from 4.45% in 1997. This increase was primarily a result of higher rates paid on time deposits. At various times during the year promotional rates were offered, with varying terms, in order to increase time deposits. Rates paid on savings deposits decreased eight basis points in 1998. The Bank offers a tiered rate savings account, which is designed to be an alternative to time of deposits in periods of changing interest rates. This savings account rate can be changed daily and gives the Bank the ability to adjust rates quickly in response to changes in market rates.

    Interest rates paid on long-term indebtedness with the Federal Home Loan Bank of Atlanta (FHLB) reflect prepayment penalties paid during 1998 to refinance existing long-term debt. The refinanced obligations carry rates of interest that are approximately one hundred basis points lower than the original obligations. Savings in interest expense on these obligations will be recognized over the term of the new obligations. Borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with variable rate features. Yields on short-term debt declined five basis points in line with declining market rates.

    Table II (page 18) contains a complete yield analysis for the last three years and Table III (page 19) contains the rate/volume changes in these years.

Other Income

    The Company recognized $1,248,585 in gains on investments in 1998, most of which were related to sale of corporate stock. The Company purchased the equity securities anticipating long-term appreciation. When the equities reached a pre-determined selling price, they were sold. The previous year the Company recognized gains of $345,262 as a result of the disposition of some of the above referenced equities.

    Noninterest income other than security gains increased 16.78% in 1998 from 1997 levels. This increase resulted from a number of factors, including commissions generated from insurance and investment sales, and loan origination fees.

Other Expenses

    Noninterest expense increased $311,992 or 8.74% in 1998 over 1997 levels. Salaries and employee benefits increased 7.61% due to increased staffing and normal salary increases. Other noninterest expenses increased $156,593 (10.26%). The increase was spread over a variety of expense categories, including data processing, advertising and training expense. The Company's overall cost of operations relative to asset size compares favorably to its peer group and to larger statewide institutions.

1997 COMPARED TO 1996 OPERATIONS

    Net income in 1997 increased 23.22% over net income in 1996. The increase was a result of the combined effect of an nine basis point increase in the yield on earning assets and a six basis point decrease in the cost of interest bearing liabilities.

    Gains on securities transactions increased $110,158 or 46.86%. The Company continued its strategy of selectively selling common stocks that have shown sizable long-term appreciation. Other noninterest income increased 24.01% due to an increase in service charges on deposit accounts following the implementation of higher overdraft fees and other account service charges.

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


Year 2000 Readiness Disclosure

    The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

    The Company has formed a year 2000 project team to identify information technology and non-technology systems that require modification for the year 2000. A project plan has been established with goals and target dates. The Company has completed the assessment phase and has begun the renovation and validation phases of the project. Substantially all mission critical systems have been tested. Redeployment of renovated or new equipment will continue through mid-1999.

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

    The Company is developing contingency plans for implementation in the event that testing of alternate vendors to provide mission critical systems. There may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

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

    The Company has incurred expenses throughout 1998 related to its year 2000 project. Additional funds have been budgeted in anticipation of costs related to testing and renovation that will be incurred during 1999. At the present time, management of the Company does not believe that the costs of addressing this issue will have a material adverse impact on the Company's financial condition. If, however, the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company plans to continue to devote all resources necessary to resolve any significant year 2000 issues in a timely manner.

BALANCE SHEET

INVESTMENT SECURITIES

    Average balances in investment securities declined 11.40% in 1998 compared to 1997. Continued strong loan demand absorbed most funds derived from deposit growth and additional long-term borrowing. The Company maintains a high level of earning assets in investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities is shown in note 4 of the consolidated financial statements.

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

Yields and Maturities

    The yields on taxable and nontaxable investments for 1998, 1997 and 1996 are shown in the yield analysis in Table II (page 18). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity           Carrying      Market      Average
                                            Amount        Value       Yield

     Due in one year or less               $  2,362     $  2,379      6.17%
     Due after one year through five years    6,244        6,301      6.19
     Due after five years through ten years     782          817      6.15
     Due after ten years                        327          324      3.96
                                            -------      -------     -----

       Total                               $  9,715     $  9,821      6.04%
                                            =======      =======     =====


     Securities Available for Sale         Amortized     Market      Average
                                             Cost         Value       Yield

     Due in one year or less               $  1,539     $  1,548      6.72%
     Due after one year through five years   11,363       11,432      5.98
     Due after five years through ten years   7,026        7,070      5.54
     Due after ten years                      3,393        3,401      5.94
                                            -------      -------     -----

                                             23,321       23,451      5.88
     Equity securities                        7,605       10,490      6.63
                                            -------      -------     -----

       Total                               $ 30,926     $ 33,941      6.08%
                                            =======      =======     =====

     Yields on tax-exempt securities and equities are stated at tax equivalent yields.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Mortgage-backed Securities

     The Company's investment in mortgage-backed securities as of December 31, 1998, is shown in the following schedule:

                                                        Book        Market
          Issuer                                        Value        Value

     Pass through obligations
       FNMA & FHLMC                                   $   1,537   $   1,550
       GNMA                                               3,553       3,563
                                                       --------    --------

       Total                                          $   5,090   $   5,113
                                                       ========    ========

     The mortgage-backed securities purchased by the Company are guaranteed by the issuing agency and are all rated AAA. Obligations issued by the GNMA are backed by FHA or VA insured mortgages and obligations issued by the FNMA or FHLMC are backed by conventional mortgages. Bonds with fixed principal payments have a market risk and interest rate risk similar to other federal agency securities. The pass through obligations are sensitive to prepayment and extension risk which affect the securities exposure to market risk. As interest rates move higher, prepayments slow down and the average life increases. As interest rates move lower, the prepayments increase and the average life decreases. The Company's mortgage-backed securities were purchased at a premium, which will cause yields to rise as interest rates and average life increases. Conversely, the yields will fall as interest rates fall and the average life decreases.

Equity Investments

     The Company has investments in common and preferred stock totaling $7,604,938 at December 31, 1998, with an estimated market value of $10,489,783. The investments include common stocks of other bank holding companies, and other common stocks which were purchased with the objective of realizing capital gains. Preferred stocks of public utilities and other quality companies have been purchased to obtain competitive yields after the 70% dividend exclusion. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

     The Company has invested in high quality corporate debt obligations. The estimated market value at December 1998 of the Company's corporate bonds was $8,993,207 compared with book value of $8,860,931. The Bonds were purchased primarily as short-term investments and maturities extend to August 24, 2004.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's loan portfolio totaled $132,301,079 at December 31, 1998 compared with $123,190,165 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Company's commercial and agricultural loans increased 16.71% during 1998 to $31,567,617. The composition of the loans as of December 31, 1998 is shown in the following schedule:

                                            Commercial and Agricultural Loans
                                                     (In thousands)
                                            Secured by
                                            Real Estate   Other       Total

     Commercial                              $  13,529  $  7,950   $ 21,479
     Agricultural                                7,278     1,392      8,670
     Multi family residential                    1,419                1,419
                                              --------   -------    -------

                                             $  22,226  $  9,342   $ 31,568
                                              ========   =======    =======

     The majority of commercial loans are made to small retail and service businesses.

     The Company's mortgage loans increased 6.44% from $73,610,681 to $78,348,885 at December 31, 1998. Residential real estate loans are generally made for a period not to exceed 25 years and are secured by first deed of trusts, which do not exceed 95% of the appraised value. If the loan to value ratio exceeds 90% the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period or a twenty-year period with an interest rate adjustment after 10 years. Since 1992, fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust not to exceed 90% of the appraised value. Home equity loans are made for three or five year periods at a fixed rate or as a revolving line of credit.

     The Company's consumer installment loans increased .87% to $17,125,279 at December 31, 1998. Consumer loans are made for a variety of reasons, however, approximately 60% of the loans are secured by automobiles and trucks.

     The Company's market area has a stable economy, which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, its impact is offset by other stable industries in the trade area. A large percentage of the agricultural loans are made to poultry growers. In 1996 and 1997, the poultry industry suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. Within 1998, poultry operations improved due primarily to falling grain prices and better poultry pricing. The Company continues to monitor its loan delinquency rates. If the above conditions return, the Company would expect greater delinquency rates and more problem loans in the future. Approximately 70% of the loan portfolio is secured by real estate.

     During 1998, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

     Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of December 1998 for Rockingham County was 1.1% compared with 2.7% for Virginia and 4.3% for the nation. The unemployment rate for Rockingham County has improved since December 1997 when the rate was 2.0%. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.

The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1998:
                                                 Maturity Range
                                   Less Than    1-5       Over
     Loan Type                      1 Year     Years     5 Years     Total
     ---------                     ---------   -----     -------     -----

     Commercial and
       Agricultural Loans         $   7,927  $ 15,373   $  8,268   $ 31,568
     Real Estate - mortgage              33     2,305     76,011     78,349
     Real Estate - construction       4,376                           4,376
     Consumer - installment/other     1,760    16,208         41     18,009
                                   --------   -------    -------    -------

       Total                      $  14,096  $ 33,886   $ 84,320   $132,302
                                   ========   =======    =======    =======


     Loans with predetermined
       rates                      $   2,223  $ 17,102   $ 11,497   $ 30,822
     Loans with variable or
       adjustable rates              11,873    16,784     72,823    101,480
                                   --------   -------    -------    -------

       Total                      $  14,096  $ 33,886   $ 84,320   $132,302
                                   ========   =======    =======    =======

NONACCRUAL AND PAST DUE LOANS

     The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments (in thousands):
                                                      December 31,
                                               1998       1997       1996

     Nonaccruing loans                         None       None       None
     Loans past due 90 days or more         $   2,059  $     825  $   1,430
     Percentage to total loans                  1.56%       .67%      1.28%

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 1998 and 1997, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

POTENTIAL PROBLEM LOANS

     At December 31, 1998, management had identified loans of $1,775,651 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

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

LOAN CONCENTRATIONS

     At December 31, 1998, no industry category exceeded ten percent of total loans.

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

     A summary of the activity in the allowance for loan losses for 1998, 1997, and 1996 follows:

                                             1998        1997        1996
                                             ----        ----        ----

     Balance at beginning of period      $1,120,749   $1,003,371  $ 862,766
                                          ---------    ---------   --------

     Provision charged to expenses          110,000     180,000     226,000
                                          ---------    --------    --------

     Loan losses:
       Commercial                             3,551       9,635      11,239
       Installment                          169,886      91,510      82,482
       Real estate                                                    9,123
                                          ---------    --------    --------

       Total loan losses                    173,417     101,145     102,844
                                          ---------    --------    --------

     Recoveries:
       Commercial                             6,819       7,213         700
       Installment                           98,025      31,310      16,649
       Real Estate                                                      100
                                          ---------    --------    --------

       Total recoveries                     104,844      38,523      17,449
                                          ---------    --------    --------

     Net loan losses                         68,573      62,622      85,395
                                          ---------    --------    --------

     Balance at end of period            $1,162,176  $1,120,749  $1,003,371
                                          =========    =========   =========

     Allowance for loan losses
       as a percentage of loans              .88%        .91%         .90%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                     .05%        .05%         .08%

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

    The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                 At December 31
                           -------------------------------------------------------------
                                       1998                         1997                             1996


                                       Percent                       Percent                         Percent
                                          of                            of                              of
                                        Loans                         Loans                           Loans
                            Percent       in               Percent      in              Percent         in
                              of       Category              of      Category              of        Category
                             Allow-    to Total             Allow-   to Total            Allow-      to Total
                   Amount     ance       Loans     Amount   ance       Loans    Amount    ance        Loans
                                                   (Dollars in Thousands)
     Commercial   $   392     34%        27%     $  376      34%        22%    $  372      37%         24%
     Real estate
       mortgage       350     30         59         370      33         64        366      36          64
     Installment      260     22         14         255      22         14        185      19          12
     Unallocated      160     14                    120      11                    80       8

       Total       $1,162    100%       100%     $1,121     100%       100%    $1,003     100%        100%
                    =====    ===       ====       =====     ===        ===      =====     ===          ===


DEPOSITS

     The Bank recognized an increase in year-end deposits in 1998 of 6.96%. Most of the year end increase can be attributed to an increase in noninterest bearing deposits. The Bank has traditionally shunned brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 totaled $ 6,941,598 at December 31, 1998. The maturity distribution of these certificates is as follows:

                 Less than 3 months      $1,353,872
                 3 to 12 months           2,882,893
                 1 year to 5 years        2,704,833

                   Total                 $6,941,598

STOCKHOLDERS' EQUITY

    Total stockholders' equity increased $1,176,556 or 5.14% in 1998. Earnings retained from operations and unrealized gains on common stocks were the primary source of the increase. As of December 31, 1998, the book value per share was $9.80 compared to $9.33 as of December 31, 1997. Dividends are paid to the stockholders on a quarterly basis in uniform amounts, unless unexpected fluctuations in net income indicate a change to this policy is needed.

    Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 1998, the Company had Tier I capital of 17.45% of risk weighted assets and combined Tier I and II capital of 18.36% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

    In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 1997, the Company reported a leverage ratio of 12.32%. The Bank's leverage ratio was also above the minimum.

SHORT-TERM BORROWINGS

    The information concerning short-term borrowings is shown in Note 9 to the financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

    Liquidity as of December 31, 1998 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 1998, the Bank used maturing investments, deposit growth and an increase in long-term debt to meet its liquidity needs. The Bank was a seller of federal funds for most of 1998. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

    There are no off-balance-sheet items that will impair future liquidity.

    Table IV (page 20) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 1998.

    At December 31, 1998, the Company had a cumulative Gap Rate Sensitivity Ratio of 33.86% for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well-capitalized community bank operating in a rural environment.

Table I

                               F & M BANK CORP.
                        SELECTED OPERATING INFORMATION

                                                  Years Ending December 31,
                                         (In Thousands, Except per Share Information)
                                     1998         1997      1996       1995      1994

CONDENSED STATEMENTS OF
   INCOME AND DIVIDENDS

   Interest and Dividend Income    $   14,147  $  13,532  $  12,505  $  11,136  $  9,769
   Interest Expense                     6,931      6,319      6,076      5,515     4,556
                                      -------    -------    -------    -------   -------

   Net Interest Income                  7,216      7,213      6,429      5,621     5,213
   Provision for Loan Losses              110        180        226        164        60

   Net Interest Income after
     Provision for Loan Losses          7,106      7,033      6,203      5,457     5,153
   Noninterest Income                   1,865        873        661        947       743
   Noninterest Expenses                 3,880      3,568      3,410      3,333     3,128
                                      -------    -------    -------    -------   -------

   Income before Income Taxes           5,091      4,338      3,454      3,071     2,768
   Income Tax Expense                   1,590      1,330      1,013        955       779
                                      -------    -------    -------    -------   -------

   Net Income                        $  3,501   $  3,008   $  2,441   $  2,116  $  1,989
                                      =======    =======    =======    =======   =======

   Total Assets at Year End          $191,495   $173,810   $166,511   $152,301  $132,649


PER SHARE INFORMATION

   Net Income Per Share              $   1.43   $   1.22   $   1.00  $     .87  $    .81
   Dividends Per Share               $    .73   $    .35   $    .29  $     .27  $    .25
   Book Value Per Share              $   9.80   $   9.33   $   7.79  $    7.00  $   6.10



FINANCIAL STATEMENT RATIOS

   Return on Average Assets 1            1.94%      1.77%      1.54%      1.49%     1.50%
   Return on Average Equity 1           15.00%     14.44%     13.58%     13.15%    13.64%
   Dividend Payout Ratio                51.22%     28.89%     28.79%     30.79%    30.71%
   Average Equity to Average
     Assets Ratio                       12.97%     12.22%     11.34%     11.34%    11.01%


1 Ratios are primarily based on daily average balances.

Table II
                                    F & M BANK CORP.
                        NET INTEREST INCOME/RATES EARNED AND PAID
                          (On a fully taxable equivalent basis)
                                (In thousands of dollars)


                                 1998                            1997                          1996
                                 ----                            ----                          ----
                                           Average                           Average                     Average
                                            Rates                             Rates                       Rates
                                 Income/   Earned/               Income/     Earned/           Income/   Earned/
ASSETS                  Average  Expense    Paid        Average  Expense      Paid   Average   Expense    Paid


Loans:
   Commercial 1        $ 33,921  $  3,148   9.28%     $  29,518  $  2,791    9.46%   $ 25,066  $  2,351   9.38%
   Real estate 1         78,072     6,889   8.82         73,499     6,491    8.83      66,870     5,998   8.97
   Installment 1         16,226     1,689  10.41         14,427     1,514   10.49      12,439     1,309  10.52

   Total Loans          128,219    11,726   9.15%       117,444    10,796    9.19     104,375     9,658   9.25

Investment securities:
   Fully taxable 3       27,794     1,707   6.14         33,196     2,147    6.47      35,928     2,218   6.17
   Partially Taxable 2,3  8,235       663   8.05          7,460       645    8.65       6,828       621   9.09
   Nontaxable 2,3           320        20   6.25            372        23    6.18         591        48   8.12
                          -----     -----  -----          -----     -----    ----      ------     -----   ----

   Total Investment
     Securities          36,349     2,390   6.58         41,028     2,815    6.86      43,347     2,887   6.66

Interest bearing
   deposits in banks      1,777        82   4.61            546        28    5.13         349        19   5.44
Federal funds sold        3,415       182   5.33          1,968       108    5.49       1,572        84   5.34
                          -----     -----  -----          -----     -----   ----       ------      -----  ----

   Total Earning Assets 169,760    14,380   8.47        160,986    13,747    8.54     149,643    12,648   8.45
                                    ------ -----                   ------    ----                ------   ----

Allowance for loan
  losses                 (1,174)                         (1,086)                         (885)
Nonearning assets        11,420                          10,412                         9,727
                         ------                          ------                         ------

   Total Assets        $180,006                        $170,312                      $ 158,485
                        =======                        =========                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
    bearing            $ 19,552      485    2.48     $  19,666        495    2.52    $  19,950      513   2.57
   Savings               27,286      953    3.49        28,005        999    3.57       29,665    1,097   3.70
   All other time
    deposits             68,362    3,713    5.43        65,732      3,550    5.40       56,427    3,122   5.53

   Total Deposits       115,200    5,151    4.47       113,403      5,044    4.45      106,042    4,732   4.46

Short-term debt           5,159      252    4.88         3,306        163    4.93        2,236      112   5.01
Long-term debt           18,824    1,529    8.12        17,065      1,112    6.52       18,871    1,232   6.53
                         ------    -----   -----        ------      -----    ----       ------    -----   ----

   Total Interest Bearing
     Liabilities        139,183    6,932    4.98       133,774      6,319    4.72      127,149    6,076   4.78
                                   -----   -----                    -----    ----                 -----   ----

Noninterest bearing
  deposits               14,813                         13,101                           11,604
Other liabilities         2,668                          2,608                            1,758
                          -----                          -----                           ------

   Total Liabilities    156,664                        149,483                          140,511

Stockholders' equity     23,342                         20,829                           17,974
                         ------                         ------                          ------

   Total Liabilities
     and Stockholders'
     Equity            $180,006                       $170,312                         $158,485

   Net Interest Earnings        $  7,448                         $  7,428                        $6,572

   Net Yield on Interest
     Earning Assets                         4.39%                            4.61%                        4.39%



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

Table III

                               F & M BANK CORP.
             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                     (On a fully taxable equivalent basis)
                           (In thousands of dollars)



                           1998 Compared to 1997            1997 Compared to 1996
                            Increase (Decrease)              Increase (Decrease)

                            Due to Change in: Total        Due to Change in: Total
                         Average   Average  Increase    Average  Average  Increase
                         Volume     Rate   (Decrease)   Volume     Rate  (Decrease)


Interest income:
   Loans:
     Commercial          $ 416   $  (59)   $  357       $ 417    $  23     $ 440
     Real estate           404       (6)      398         594     (101)      493
     Installment           189      (14)      175         209       (4)      205
                          ----    ------    -----        ----     ----      ----

   Total loans           1,009      (79)      930       1,220      (82)    1,138

   Investment securities:
     Fully taxable        (350)     (90)     (440)       (169)      98       (71)
     Partially taxable      67      (49)       18          57      (33)       24
     Nontaxable             (3)       0        (3)        (18)      (7)      (25)
                          -----   -----    ------        ----     ----       ----

   Total investment
     securities           (286)    (139)     (425)       (130)      58       (72)

   Interest bearing
     deposits in banks      63       (9)       54          11       (2)        9
   Federal funds sold       79       (5)       74          21        3        24
                          ----   -------    -----        ----     ----      ----

   Total Interest Income $ 865   $ (232)   $  633      $1,122    $ (23)   $1,099
                          ====    ======    =====        =====    ====    =====

Interest expense:
   Deposits:
     Demand              $  (3)  $   (7)   $  (10)     $   (7)   $ (11)   $  (18)
     Savings               (26)     (20)      (46)        (61)     (37)      (98)
     All other time
       deposits            143       20       163         515      (87)      428

   Total deposits          114       (7)      107         447     (135)      312

   Short-term debt          91       (2)       89          54       (3)       51
   Long-term debt          115      302       417        (118)      (2)     (120)
                          ----    -----     -----        ----     ----      ----

   Total Interest Expense$ 320   $  293    $  613       $ 383    $(140)    $ 243
                          ====    =====     =====        ====     ====-    ====



NOTES: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference in the total change and the volume change.

Table IV

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                           (In Thousands of Dollars)
                               December 31, 1998


                         1-90    91-365     1-5    Over 5      Not
                         Days     Days     Years    Years  Classified Total
Uses of Funds

Loans:
   Commercial           $5,355   $2,572   $15,373  $8,268   $       $31,568
   Consumer installment     88      840   16,208       41            17,177
   Consumer real estate  7,095   12,196   46,338   17,096            82,725
   Credit cards            832                                          832
                         -----    -----    -----    -----    -----   ------

   Total Loans          13,370   15,608   97,919   25,405           132,302

Federal funds sold       2,436                                        2,436

Interest bearing
   bank deposits         2,145                                        2,145

Investment Securities    1,294    2,618    17,675   11,580   13,190  46,357
                         -----    -----    ------   ------   ------  ------

   Total                19,245   18,226    95,594   36,985   13,190 183,240

Sources of Funds

Deposits:
   Interest bearing
     demand deposits    20,212                                       20,212
   Savings              27,443                                       27,443
   Certificates of
     deposit $100,000
     and over            1,354    2,883     2,705                     6,942
   Other certificates
     of deposit         15,823   24,502    23,985                    64,310
                         ------   ------   ------   -----    -----   ------

   Total Deposits       64,832   27,385    26,690                   118,907

Short-term debt          7,155                                        7,155
Long-term debt                      143     3,647   18,064           21,854
                         -----    -----    -----    ------   -----   ------

   Total                71,987   27,528    30,337   18,064          147,916

Discrete Gap           (52,742)  (9,302)   65,257   18,921   13,190  35,324

Cumulative Gap         (52,742) (62,044)    3,213   22,134   35,324


Ratio of Cumulative Gap
   to Total Earning
   Assets               (28.78)% (33.86)%    1.75%  12.08%   19.28%

Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1998. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

Item 7. Financial Statements


                         INDEX TO FINANCIAL STATEMENTS



                                                                      Page

Independent Auditors' Report                                           22

Consolidated Balance Sheets as of December 31, 1998 and 1997           23

Consolidated Statements of Income - Years Ended December 31,
   1998, 1997, and 1996                                                24

Consolidated Statements of Changes in Stockholders' Equity -
   Years Ended December 31, 1998, 1997, and 1996                       25

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1998, 1997, and 1996                       26

Notes to Consolidated Financial Statements                           27 - 44

                         INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia


We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                         S. B. Hoover & Company, L.L.P.




February 2, 1999
Harrisonburg, Virginia

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
ASSETS                                                 1998          1997

Cash and due from banks (note 3)                   $ 4,198,472   $ 3,574,401
Interest bearing deposits                            2,144,938       827,460
Federal funds sold                                   2,436,000     2,255,000
Securities -
   Held to maturity (note 4)                         9,714,876    17,545,119
   Available for sale (note 4)                      33,941,033    21,170,694
   Other investments (note 4)                        2,700,682     1,612,124

Loans (note 5)                                     132,301,079   123,190,165
   Less allowance for loan losses (note 6)          (1,162,176)   (1,120,749)
                                                    -----------   ----------

   Net Loans                                       131,138,903   122,069,416

Bank premises and equipment, net (note 7)            2,080,298     1,882,850
Other real estate                                      472,128       427,067
Interest receivable                                  1,351,812     1,277,266
Other assets                                         1,316,020     1,168,299
                                                    ----------     ---------

   Total Assets                                   $191,495,162  $173,809,696
                                                    ===========  ===========

LIABILITIES

Deposits:
   Noninterest bearing                            $ 16,232,131  $ 14,387,564
   Interest bearing:
     Demand                                         14,665,408    14,290,888
     Money market accounts                           5,547,034     5,359,705
     Savings                                        27,443,491    27,024,134
     Time deposits over $100,000 (note 8)            6,941,598     6,539,282
     All other time deposits (note 8)               64,309,689    58,749,602
                                                    ----------    ----------

   Total Deposits                                  135,139,351   126,351,175

Short-term debt (note 9)                             7,155,227     5,204,099
Accrued liabilities                                  3,268,543     2,376,407
Long-term debt (note 10)                            21,853,571    16,976,101
                                                    ----------    ----------

   Total Liabilities                               167,416,692   150,907,782
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 3,000,000 shares
   authorized, 2,455,962 in 1998 and
   818,654 in 1997 shares issued
   and outstanding, respectively                    12,279,810     4,093,270
Capital surplus                                        866,694       866,694
Retained earnings (note 16)                          9,057,266    15,536,083
Accumulated other comprehensive income               1,874,700     2,405,867
                                                    ----------     ---------

   Total Stockholders' Equity                       24,078,470    22,901,914
                                                    ----------    ----------

   Total Liabilities and Stockholders' Equity     $191,495,162  $173,809,696


        The accompanying notes are an integral part of this statement.

                               F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                             1998          1997          1996
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans              $11,695,691  $10,778,088 $ 9,646,361
   Interest on deposits and federal
     funds sold                                264,235      135,835     103,218
   Interest on debt securities - taxable     1,670,354    2,198,515   2,334,902
   Interest on debt securities - nontaxable     13,083       15,212      31,754
   Dividends on equity securities              503,911      404,082     388,617
                                              --------     --------    --------

   Total Interest and Dividend Income       14,147,274   13,531,732  12,504,852
                                           ----------   ----------  ----------

INTEREST EXPENSE:
   Interest on demand deposits                 484,254      494,549     513,275
   Interest on savings deposits                953,291      999,314   1,091,086
   Interest on time deposits over $100,000     317,374      247,949     265,488
   Interest on all other time deposits       3,395,708    3,301,664   2,862,754
                                             ---------   ---------   ---------

   Total interest on deposits                5,150,627    5,043,476   4,732,603
   Interest on short-term debt                 251,889      163,478     112,254
   Interest on long-term debt                1,529,009    1,112,146   1,231,426
                                             ---------   ---------   ---------

   Total Interest Expense                    6,931,525    6,319,100   6,076,283
                                             ---------   ---------   ---------

NET INTEREST INCOME                          7,215,749    7,212,632   6,428,569
                                             ---------   ---------   ---------

PROVISION FOR LOAN LOSSES (note 6)             110,000      180,000     226,000
                                              --------    --------    --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 7,105,749    7,032,632   6,202,569
                                             ---------   ---------   ---------

NONINTEREST INCOME:
   Service charges on deposit accounts         419,904      400,192     253,362
   Insurance and other commissions              19,857       15,268      37,040
   Other operating income                      176,557      112,307     135,181
   Gain on security transactions (note 4)    1,248,585      345,262     235,104
                                             ---------   --------    --------

   Total Noninterest Income                  1,864,903      873,029     660,687
                                             ---------   --------    --------

NONINTEREST EXPENSES:
   Salaries                                  1,749,640    1,563,488   1,443,829
   Employee benefits (note 12)                 447,763      478,516     481,182
   Occupancy expense                           188,340      168,785     166,495
   Equipment expense                           254,402      285,715     290,372
   Other operating expenses                  1,240,199    1,071,848   1,027,784
                                             ---------   ---------   ---------

   Total Noninterest Expenses                3,880,344    3,568,352   3,409,662
                                             ---------   ---------   ---------

   Income before Income Taxes                5,090,308    4,337,309   3,453,594

INCOME TAX EXPENSE (note 11)                 1,589,733    1,329,766   1,012,826
                                             ---------   ---------   ---------

   NET INCOME                               $3,500,575   $3,007,543  $2,440,768
                                             =========   =========   =========

PER SHARE DATA
   NET INCOME                                $    1.43    $    1.22   $    1.00
                                              ========    ========    ========

   CASH DIVIDENDS                            $     .73    $     .35   $     .29
                                              ========    ========    ========

COMMON SHARES OUTSTANDING 1                  2,455,962    2,455,962   2,450,844
                                            =========    =========   =========

1 Restated to reflect three for one stock split in 1998.

        The accompanying notes are an integral part of this statement.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      Accumulated
                                                                         Other
                                     Common      Capital    Retained  Comprehensive
                                      Stock      Surplus    Earnings     Income        Total



BALANCE - December 31, 1995        $  4,071,440  $ 746,629  $11,658,715   $ 621,791  $17,098,575

Comprehensive Income:
   Net income                                                 2,440,768                2,440,768
   Net change in unrealized
     appreciation on securities
     available for sale                                                     147,804      147,804
                                                                                       --------

Comprehensive Income                                                                   2,588,572

Dividends on common stock                                      (703,170)                (703,170)
Stock issued to ESOP
   (4,366 shares) (note 12)              21,830    120,065                               141,895

BALANCE - December 31, 1996           4,093,270    866,694   13,396,313     769,595   19,125,872
Comprehensive Income:
   Net income                                                 3,007,543                3,007,543
   Net change in unrealized
     appreciation on securities
     available for sale                                                   1,636,272    1,636,272

Comprehensive Income                                                                   4,643,815

Dividends on common stock                                      (867,773)                (867,773)

BALANCE - December 31, 1997           4,093,270    866,694   15,536,083   2,405,867   22,901,914

Comprehensive Income:
   Net income                                                 3,500,575                3,500,575
   Net change in unrealized
     appreciation on securities
     available for sale                                                    (531,167)    (531,167)

Comprehensive Income                                                                   2,969,408

Dividends on common stock                                    (1,792,852)              (1,792,852)
Stock split effected in the
   form of a dividend (1,637,308
   shares)                            8,186,540              (8,186,540)
BALANCE - December 31, 1998       $  12,279,810  $ 866,694   $9,057,266  $1,874,700  $24,078,470


       The accompanying notes are an integral part of this statement.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                             1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $3,500,575  $3,007,543  $ 2,440,768
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Gain on sale of securities           (1,248,585)   (345,262)    (235,104)
       Depreciation                            212,687     256,495      258,315
       Amortization of security premiums       155,898      92,415      109,398
       Provision for loan losses               110,000     180,000      226,000
       Provision for deferred taxes            (35,407)    (32,140)     (43,415)
       (Increase) decrease in interest
        receivable                             (74,546)     34,379      (48,075)
       Increase in other assets               (147,721)   (325,233)    (146,633)
       Increase (decrease) in accrued
         expenses                            1,184,169     (86,600)     185,006
       Amortization of limited partnership
         investments                            81,965      94,127       36,369
       Other noncash expenses                   15,208      25,807
       Gain on sale of land                     (9,702)
                                               --------    --------   --------

   Net Cash Provided by Operating Activities 3,744,541   2,901,531    2,782,629

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest
     bearing bank deposits                  (1,317,478)     26,646     (771,901)
   Net (increase) decrease in federal funds
     sold                                     (181,000)  1,142,000   (1,610,000)
   Proceeds from maturities of securities
     held to maturity                       13,206,462  10,724,026   12,649,324
   Proceeds from maturities of securities
     available for sale                      6,393,226   3,193,936    1,793,435
   Proceeds from sales of securities
     available for sale                      7,319,842   7,326,099    2,265,492
   Purchases of securities available
     for sale                              (27,359,391) (8,955,309)  (5,585,748)
   Purchases of securities held to maturity (5,438,377) (5,949,245)  (9,160,122)
   Net increase in loans                    (9,225,487)(11,516,933) (13,666,799)
   Purchase of property and equipment         (319,803)   (203,173)    (203,688)
   Construction in progress payments           (90,332)                 (24,788)
   Purchase of other real estate                          (427,067)
   Proceeds from sales of equipment                          9,500
   Sale of other real estate                    10,641
                                               --------    --------    --------

   Net Cash Used in Investing Activities   (17,001,697) (4,629,520) (14,314,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand
     and savings deposits                    2,825,773     579,339     (935,050)
   Net increase in time deposits             5,962,403   1,173,241   11,873,065
   Net increase in short-term debt           1,951,128   2,088,511    2,277,858
   Dividends paid in cash                   (1,735,547)   (810,468)    (685,924)
   Proceeds from long-term debt             23,714,053   2,000,000    2,000,000
   Repayments of long-term debt            (18,836,583) (3,296,061)  (3,146,062)

   Net Cash Provided by Financing
     Activities                             13,881,227    1,734,56   11,383,887

Net Increase (Decrease) in Cash and
   Cash Equivalents                            624,071       6,573     (148,279)

Cash and Cash Equivalents, Beginning of Year 3,574,401   3,567,828    3,716,107

Cash and Cash Equivalents, End of Year      $4,198,472  $3,574,401   $3,567,828
                                             =========   =========   =========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                       $6,883,142  $6,324,663   $6,045,799
     Income taxes                            1,595,000   1,370,180      997,000

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

          The following is a summary of the more significant policies:

          (a)Principles of Consolidation

             The consolidated financial statements include the accounts of the Farmers and Merchants Bank, the TEB Life Insurance Company and Farmers & Merchants Financial Services, Inc. Significant intercompany accounts and transactions have been eliminated.

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

          (g)Impaired Loans

             SFAS 114 requires that impaired loans be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan or a portion of the loan is determined to be uncollectible, as is the case for all loans.

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

          (k)Earnings Per Share

             Earnings per share are based on the weighted average number of shares outstanding. Prior period per share amounts have been restated to reflect the 1998 stock split.


NOTE 3    CASH AND DUE FROM BANKS:

          The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $659,000 and $633,000 for the years ended December 31, 1998 and 1997, respectively.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES:

          The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized Unrealized     Fair
                                 Cost         Gains      Losses      Value

          December 31, 1998
          U. S. Treasuries
            and Agencies       $4,985,921  $  44,231   $           $5,030,152
          Mortgage-backed
            obligations of
            federal agencies    1,220,365     11,595       2,330    1,229,630
          State and municipals    250,000         58                  250,058
          Corporate bonds       3,258,590     52,489                3,311,079
                               ---------   --------   ---------    ---------

            Total Securities
              Held to Maturity $9,714,876  $ 108,373   $   2,330   $9,820,919
                               =========   ========    ========    =========

          December 31, 1997
          U. S. Treasuries
            and Agencies       $9,283,442  $  33,321   $   2,569   $9,314,194
          Mortgage-backed
            obligations of
            federal agencies    3,709,499      5,221      13,758    3,700,962
          State and municipals    404,882         53                  404,935
          Corporate bonds       4,147,296     20,615       1,061    4,166,850
                               ---------   --------    --------    ---------

            Total Securities
              Held to
              Maturity        $17,545,119  $  59,210   $  17,388  $17,586,941
                               ==========  ========    ========    ==========

          The amortized cost and fair value of securities available for sale are as follows:

          December 31, 1998
          U.S. Agencies       $13,848,879  $  37,887   $     780  $13,885,986
          Mortgage-backed
            obligations of
            federal agencies    3,869,491     15,685       2,040    3,883,136
          Marketable equities   7,604,938  3,019,825     134,980   10,489,783
          Corporate bonds       5,602,341     79,787                5,682,128
                               ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale            $30,925,649 $3,153,184   $ 137,800  $33,941,033
                               ==========  =========   ========    ==========

          December 31, 1997
          U.S. Agencies       $ 3,471,310 $   22,292   $          $ 3,493,602
          Mortgage-backed
            obligations of
            federal agencies    3,088,533     22,365         370    3,110,528
          Marketable equities   6,634,360  3,802,422       1,046   10,435,736
          Corporate bonds       4,100,848     29,980                4,130,828
                               ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale            $17,295,051 $3,877,059   $   1,416  $21,170,694
                               ==========  =========   ========    ==========

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

        The amortized cost and fair value of securities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Securities Available          Securities Held
                                    for Sale                 to Maturity
                               Amortized     Fair        Amortized     Fair
                                    Cost     Value         Cost        Value

          Due in one year or
            less               $1,538,501  $1,548,403  $2,362,466  $2,379,025
          Due after one year
            through five years 11,362,616  11,431,962   6,243,495   6,300,759
          Due after five years
            through ten years   7,026,263   7,069,588     782,249     816,772
          Due after ten years   3,393,331   3,401 ,297    326,666     324,363
                                ---------   ---------   --------    --------

            Total              23,320,711  23,451,250   9,714,876   9,820,919

          Marketable equities  7,604,938   10,489,783

                             $30,925,649  $33,941,033  $9,714,876  $9,820,919
                               ==========  ==========  =========   =========


        Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 1998, 1997 or 1996. Realized gains and losses on marketable equity transactions are summarized below:

                                             1998        1997        1996
                                         ------------------------------------

          Gains                           $1,579,042  $ 461,136   $ 250,808
          Losses                             330,457    115,874      15,704
                                           --------    --------    --------

            Net Gains                     $1,248,585  $ 345,262   $ 235,104
                                           =========   ========    ========


          The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $13,563,958 at December 31, 1998 and $8,527,124 at
          December 31, 1997.

          There were no state or political subdivision obligations of a single issuer that exceeded 10% of stockholders' equity at December 31, 1998, 1997 or 1996.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          Other investments consist of investments in four low-income housing partnerships (carrying basis of $1,495,175) and stock in the Federal Home Loan Bank, Community Bankers Bank and Federal Reserve Bank (carrying basis of $1,205,507). The interests in the low-income housing partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 1998.

          At December 31, 1998, the Company was committed to invest an additional $969,309 in two low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and as an accrued liability on the balance sheet.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                       1998          1997
          Real Estate
            Construction                           $ 4,375,669   $ 4,708,218
            Mortgage                                78,348,885    73,610,681
          Commercial and agricultural               31,567,617    27,048,927
          Installment                               17,125,279    16,977,224
          Credit cards                                 831,814       817,867
          Other                                         51,815        27,248
                                                    ----------    ----------

            Total                                 $132,301,079  $123,190,165


          The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totalling $24,246,293 and $21,240,390 as of December 31, 1998 and 1997, respectively.


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:


                                             1998        1997        1996
                                         ------------------------------------

          Balance, beginning of year     $1,120,749  $1,003,371  $ 862,766
          Provision charged to operating
             expenses                       110,000     180,000    226,000
          Loan recoveries                   104,844      38,523     17,449
          Loans charged off                (173,417)   (101,145)  (102,844)
                                          ----------  ---------   --------

            Balance, End of Year         $1,162,176  $1,120,749  $1,003,371
                                          =========   =========   =========

          Percentage of gross loans             .88%        .91%       .90%

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                    1998        1997

          Construction in progress              $    90,332 $
          Land                                      480,651     384,763
          Buildings and improvements              1,954,531   1,887,945
          Furniture and equipment                 2,110,885   1,963,886
                                                 ----------  ----------

                                                  4,636,399   4,236,594
          Less - accumulated depreciation        (2,556,101) (2,353,744)

             Net                                $ 2,080,298 $ 1,882,850

          Provisions for depreciation of $212,687 in 1998, $256,495 in 1997 and $258,315 in 1996 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1998, the scheduled maturities of time deposits are as follows:

                   1999                         $44,561,800
                   2000                          14,219,482
                   2001                           6,135,823
                   2002 and thereafter            6,334,182
                                                 ----------

                     Total                      $71,251,287


NOTE 9    SHORT-TERM DEBT:

          Short-term debt information is summarized as follows:

                                                              Weighted
                            Maximum     Outstanding  Average  Average   Year End
                         Outstanding at     at      Balance   Interest  Interest
                         Any Month End  Year End Outstanding 1   Rate      Rate

          1998
          Treasury, tax
            and loan       $ 661,833  $           $  73,505     7.98%    N/A
          Federal funds
            purchased        304,000                 11,244     5.88%    N/A
          Notes payable      344,753                 50,542     7.75%    N/A
          Securities sold under
            agreements to
            repurchase      7,155,227  7,155,227  5,099,700     4.82%   4.31%
          ------

          Totals                      $7,155,227 $5,234,991     4.81%   4.31%

          1 Based on daily amounts outstanding

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    SHORT-TERM DEBT (CONTINUED):

                                                              Weighted
                             Maximum    Outstanding   Average  Average  Year End
                         Outstanding at    at        Balance  Interest  Interest
                          Any Month End  Year End  Outstanding   Rate      Rate

          1997
          Treasury, tax
            and loan       $1,402,834  $1,300,663   $   332,603  4.52 %    5.25%
          Federal funds
            purchased       2,577,000                    81,512  5.75      N/A
          Notes payable       477,220                    55,642  7.74      N/A
          Securities sold
            under agreements
            to repurchase   3,903,436   3,903,436     2,892,035  4.98      4.91

          Totals                       $5,204,099    $3,361,792  4.86%     5.00%

          1996
          Treasury, tax
            and loan      $   757,867  $  347,092    $  245,557  4.87%     5.15%
          Federal funds
            purchased       1,988,000                   121,470  5.44      N/A
          Notes payable       319,023                   137,808  7.45      N/A
          Securities sold under
            agreements to
            repurchase      2,768,496   2,768,496     1,731,108  4.80      4.77
                           ---------  ---------      ---------  ------    ------

          Totals                       $3,115,588    $2,235,943  5.01%     4.82%
                                      =========      =========  ======    ======

          The Bank issues repurchase agreements to commercial customers desiring short-term investments. Such agreements are issued on a daily basis and consists of United States Treasury and Agency obligations. The market value of such securities with the repurchase obligation is approximately the same as their cost.

          The Company has lines of credit with correspondent banks totalling $10,850,000, which are used in the management of short-term liquidity. All securities sold under agreements to repurchase are under the Company's control.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10   LONG-TERM DEBT:

          Advances from the Federal Home Loan Bank of Atlanta (FHLB) for the years ended December 31, 1998 and 1997, were $8,000,000 and $2,000,000, respectively. The interest rates on the notes payable are fixed at the time of the advance and range from 5.05% to 7.72%; the weighted average interest rate is 5.49% at December 31, 1998. During 1998 the Company paid $392,729 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 1998 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

          Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,529,009, $1,112,146, and $1,231,426 was incurred on these debts in 1998, 1997, and 1996, respectively. The maturities of long-term debt as of December 31, 1998 are as follows:

             1999                                  $3,305,295
             2000                                   3,162,438
             2001                                   2,922,438
             2002                                   2,842,438
             2003                                   2,688,384
             Thereafter                             6,932,578
                                                    ---------

             Total                                $21,853,571


NOTE 11   INCOME TAX EXPENSE:

          The components of the income tax expense for the years ended December 31 are as follows:

                                             1998        1997        1996
                                         ------------------------------------
          Current expense
            Federal                       $1,562,546  $1,341,529  $1,040,736
            State                             62,594      20,377      15,505
          Deferred expense
            Federal                          (35,407)    (32,140)    (43,415)
                                            ---------   --------    --------

            Total Income Tax Expense      $1,589,733  $1,329,766  $1,012,826
                                           =========   =========   =========

          Amounts in above arising from gains
            on security transactions      $  473,182   $ 132,744   $  89,791
                                           ========    ========    ========

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:
                                             1998        1997        1996
                                         ------------------------------------

          Tax Effects of Temporary Differences:
            Accounting change             $ (11,523)  $ (11,523)  $ (11,523)
            Provision for loan losses       (14,086)    (36,848)    (47,806)
            Split dollar life insurance (11,267) (6,557) (5,006) Non-qualified deferred
              compensation                  (27,427)     (4,561)
            Depreciation                      8,477       1,037      (2,319)
            Pension expense                  16,818      15,946      15,487
            Other                             3,601      10,366       7,752
                                           --------    --------    --------

            Deferred Income Tax Benefit    $(35,407)  $ (32,140)  $ (43,415)
                                            ========   ========    ========

                              F & M BANK CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE (CONTINUED):

          The components of the deferred taxes as of December 31 are as follows:

                                                         1998        1997
    Deferred Tax Assets:
            Bad debt allowance                        $ 276,526   $ 262,441
            Split dollar life insurance                  85,316      74,049
            Non-qualified deferred compensation          31,988       4,561
            Other                                        11,220       3,706
                                                       --------    --------

            Total Assets                                405,050     344,757
                                                       --------    --------

          Deferred Tax Liabilities:
            Securities available for sale             1,140,679   1,469,772
            Low income housing credits                  145,557      94,847
            Accretion                                                24,436
            Depreciation                                 26,145      17,667
            Pension                                     157,770     140,951
            Change in accounting method                              11,524
            FHLB dividends                               18,564      18,564
                                                       --------    --------

            Total Liabilities                         1,488,715   1,777,761
                                                      ---------   ---------

            Net Liability                           $(1,083,665)$(1,433,004)

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the years ended December 31:

                                            1998       1997         1996
                                        ---------------------------------------

          Tax expense at federal
            statutory rates           $   1,702,599  $1,451,470   $1,160,264
          Increases (decreases) in
          taxes resulting from:
              State income taxes, net        62,594      25,250        7,683
              Partially exempt income      (138,667)   (127,577)    (131,461)
              Tax-exempt interest           (12,928)    (11,796)     (12,522)
              Other                         (23,865)     (7,581)     (11,138)
                                           --------    --------    ---------

              Total Income Tax Expense   $1,589,733  $1,329,766   $1,012,826
                                           =========   =========   =========


NOTE 12   EMPLOYEE BENEFITS:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. The Bank's funding policy is to fund the maximum amount permitted by federal income tax regulations. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $96,868, $90,786, and $87,246 for the years ended December 31, 1998, 1997, and 1996, respectively.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12   EMPLOYEE BENEFITS (CONTINUED):

          The Company has established an employee stock ownership plan, which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock when distributed have restrictions on transferability. The Company contributed $150,000 in 1998, $153,663 in 1997, and $144,176 in 1996 to the Plan and charged this expense to operations.


NOTE 13   CONCENTRATIONS OF CREDIT:

          The Company had cash deposits in other commercial banks totaling $2,488,133 and $2,322,681 at December 31, 1998 and 1997.

          The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the state of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry. In 1997 and 1996, the poultry industry suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. Within 1998, poultry operations improved due primarily to falling grain prices and better poultry pricing. The Company continues to monitor its loan delinquency rates. If the above conditions return, the Company would expect greater delinquency rates and more problem loans in the future. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 70% of the loan portfolio is secured by real estate.


NOTE 14   COMMITMENTS:

          The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                        1998         1997

          Commitments to loan money                 $ 18,695,383  19,772,394
          Standby letters of credit                    748,620       236,439

          The Company uses the same credit policies in making commitments to lend money and issue standby letters of credit as it does for the loans reflected in the balance sheet.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14   COMMITMENTS (CONTINUED):

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral required, if any, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.


NOTE 15   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

          Loan transactions to such related parties are shown in the following schedule:

                                                    1998        1997

          Total loans, beginning of year          $1,217,533  $1,043,002
          New loans                                  693,832     605,782
          Payments                                  (778,003)   (431,251)
                                                   --------    --------

          Total Loans, End of Year                $1,133,362  $1,217,533
                                                   =========   =========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

          The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The amount of dividends the Bank may pay is restricted by the Federal Reserve Act. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 1999, approximately $877,767 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,550,000 in 1998, $2,120,364 in 1997, and $587,858 in 1996.

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

          Estimated fair value and the carrying value of financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                             1998                   1997
                             --------------------------------------------------
                                      Estimated Carrying    Estimated  Carrying
                                     Fair Value   Value    Fair Value    Value

          Financial Assets

          Cash                       $ 4,198   $  4,198    $  3,574   $ 3,574
          Interest bearing deposits    2,145      2,145         827       827
          Federal funds sold           2,436      2,436       2,255     2,255
          Securities available for
            sale                      33,941     33,941      21,171    21,171
          Securities held to maturity  9,821      9,715      17,587    17,545
          Other investments            2,701      2,701       1,612     1,612
          Loans                      135,799    131,139     123,093   122,069
          Accrued interest receivable  1,352      1,352       1,277     1,277

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing      16,232     16,232      14,388    14,388
            Interest bearing          20,213     20,213      19,651    19,651
          Savings deposits            27,443     27,443      27,024    27,024
          Time deposits               71,971     71,251      65,534    65,289
          Short-term debt              7,155      7,155       5,204     5,204
          Long-term debt              21,883     21,854      17,132    16,976
          Accrued interest payable       550        550         502       502


          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 1998.

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

          Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 1998, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1998, the most recent notification from the Bureau of Financial Institutions, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Company's actual capital ratios are presented in the following table:

                                      Actual            Regulatory Requirements
                                    December 31,        Adequately     Well
                                  1998       1997       Capitalized Capitalized


          Total risk-based ratio  18.36%     18.41%        8.00%     10.00%
          Tier 1 risk-based ratio 17.45%     17.46%        4.00%      6.00%
          Total assets leverage
            ratio                 12.32%     12.04%        3.00%      5.00%


NOTE 19   YEAR 2000 ISSUES:

          The Company has formed a year 2000 project team to identify information technology and non-technology systems that require modification for the year 2000. A project plan has been established with goals and target dates. The Company has completed the assessment phase and has begun the renovation and validation phases of the project. Substantially all mission critical systems have been tested. Redeployment of renovated or new equipment will continue through mid-1999.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   CONTINGENCIES (CONTINUED):

          The impact of year 2000 issues on the Company depends not only on corrective actions that the Company takes, but also on the actions of governmental agencies, businesses and other third parties that provide services to, or receive services from, the Company. The Company has implemented an ongoing process of identifying and contacting mission critical third parties to determine their year 2000 readiness. Although the Company has undertaken these measures, there can be no assurance that mission critical third parties will adequately address their year 2000 issues, or that statements we obtain as to the year 2000 readiness or third parties are correct or complete.

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

          The Company has incurred expenses throughout 1998 related to its year 2000 project. Additional funds have been budgeted in anticipation of costs related to testing and renovation that will be incurred during 1999. At the present time, management of the Company does not believe that the costs of addressing this issue will have a material adverse impact on the Company's financial condition. If, however, the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company plans to continue to devote all resources necessary to resolve any significant year 2000 issues in a timely manner.

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:



                               BALANCE SHEETS

                                                         December 31,
ASSETS                                                  1998         1997
                                                   --------------------------

   Cash and cash equivalents                         $ 1,044,071   $ 593,236
   Investment in subsidiaries                         12,651,188  11,858,642
   Loans receivable                                      259,829     271,808
   Securities available for sale                      10,489,783  10,435,736
   Other securities                                    1,498,150     605,846
   Accrued interest receivable                             1,205       1,472
   Due from subsidiaries                                   4,393     364,445
   Income tax receivable                                 209,602     120,441
   Other real estate                                     426,128     427,067
                                                      --------    --------

   Total Assets                                      $26,584,349 $24,678,693
                                                      ==========  ==========

LIABILITIES

   Dividends payable                                 $   294,716 $   237,410
   Demand obligations for low income housing
     investment                                          969,309
   Deferred income taxes                               1,241,854   1,539,369
                                                      ---------   ---------

   Total Liabilities                                   2,505,879   1,776,779
                                                      ---------   ---------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share, 3,000,000
     shares authorized, 2,455,962 in 1988 and 818,654
     in 1997 shares issued and outstanding            12,279,810   4,093,270
   Capital surplus                                       866,694     866,694
   Retained earnings                                   9,057,266  15,536,083
   Accumulated other comprehensive income              1,874,700   2,405,867
                                                      ---------   ---------

   Total Stockholders' Equity                         24,078,470  22,901,914
                                                      ----------  ----------

   Total Liabilities and Stockholders' Equity        $26,584,349 $24,678,693

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):



                STATEMENTS OF NET INCOME AND RETAINED EARNINGS


                                             Years Ended December 31,
                                          1998          1997          1996

INCOME

   Dividends from affiliate           $1,550,000   $ 2,120,364   $  587,858
   Interest on loans                      22,059        24,929       25,826
   Investment income - taxable            26,308         6,364        1,856
   Dividend income                       433,962       404,082      388,617
   Security gains                      1,236,405       373,469      248,864
   Limited partnership income (loss),
     net of tax credits                   12,802       (25,062)      11,505
   Other                                   9,702
                                       ---------    ----------    ---------

   Total Income                        3,291,238     2,904,146    1,264,526
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                        3,917         4,305       10,260
   Administration expense                 80,584        74,043       80,266
                                       ---------    ----------    ---------

   Total Expenses                         84,501        78,348       90,526
                                       ---------    ----------    ---------

Net income before income tax expense
   and increase in undistributed equity
   of affiliates                       3,206,737     2,825,798    1,174,000

INCOME TAX EXPENSE                       461,570       125,215       76,094
                                       ---------    ----------    ---------

Income before increase in undistributed
   equity of affiliates                2,745,167     2,700,583    1,097,906

Increase in undistributed income
   of affiliates                         755,408       306,960    1,342,862
                                       ---------    ----------    ---------

   NET INCOME                          3,500,575     3,007,543    2,440,768

Retained earnings, beginning of year  15,536,083    13,396,313   11,658,715
Stock split effected in the form of
  a dividend                          (8,186,540)
Dividends on common stock             (1,792,852)     (867,773)    (703,170)

Retained Earnings, End of Year        $9,057,266  $15,536,083   $13,396,313
                                       =========    ==========    ==========

                               F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                           STATEMENTS OF CASH FLOWS


                                              Years Ended December 31,
                                            1998          1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $3,500,575  $3,007,543   $2,440,768
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Undistributed subsidiary income     (755,408)   (306,960)  (1,342,862)
       Gain on sale of securities        (1,236,405)   (373,469)    (248,864)
       Decrease in interest receivable          267          80           87
       Decrease (increase) in due from
         subsidiary                         360,052    (273,755)      29,874
       Decrease (increase) in other
         receivables                        (89,161)   (120,441)
       Increase (decrease) in accrued
         expenses                            51,650      (1,673)       1,944
       Amortization of limited partnership
         investments                         81,965      94,127       36,369
                                          ---------    --------    --------

   Net Cash Provided by Operating
     Activities                           1,913,535   2,025,452      917,316

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities
     available for sale                   4,912,248   1,251,339    1,188,867
   Proceeds from maturity of securities
     available for sale                     994,192     703,793        4,629
   Purchase of securities available for
     sale                                (4,646,422) (2,135,196)    (587,818)
   Purchase of other securities          (1,968,459)   (187,488)    (130,226)
   Decrease in loans receivable              11,979      10,463        9,557
   Purchase of other real estate                       (427,067)
                                          ---------    --------    --------

   Net Cash Provided by (Used in)
     Investing Activities                  (696,462)   (784,156)     485,009
                                          ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt   969,309                 (700,000)
   Stock issued to stock bonus plan                                  141,895
   Dividends paid in cash                (1,735,547)   (810,468)    (685,924)
                                          ----------   --------    --------

   Net Cash Used in Financing Activities   (766,238)   (810,468)  (1,244,029)
                                          ---------    --------    ----------

Net Increase in Cash and Cash Equivalents   450,835     430,828      158,296

Cash and Cash Equivalents, Beginning
   of Year                                  593,236     162,408        4,112

Cash and Cash Equivalents, End of Year   $1,044,071   $ 593,236    $ 162,408
                                          =========    ========    ========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 9.Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
                                                    Principal Occupation
 Name and Position               Director              During the Last
   with the Bank          Age      Since                 Five Years

                               CLASS A DIRECTORS
           (to serve until the 2000 annual meeting of shareholders)

Lawrence H. Hoover, Jr.   64       1981          Attorney, Partner in Hoover,
Vice Chairman of the Board                       Penrod, Davenport  &  Crist and
                                                 its predecessor since 1971

Richard S. Myers          51       1988          President   of  Dick Myers
                                                 Chevrolet-GEO since
                                                 February 1991

Ronald E. Wampler         51       1991          Farmer  and  partner in Dove
                                                 Ohio  Farms,  LLC.  and  its
                                                 affiliates


                               CLASS B DIRECTORS
           (to serve until the 2001 annual meeting of shareholders)

Thomas L. Cline           52       1991          President    of    Truck   &
                                                 Equipment      Corp.     and
                                                 MacLease,   Inc.  since  May
                                                 1997;   Secretary  of  North
                                                 and   South   Lines,    Inc.
                                                 since  May  1997;  Secretary
                                                 of  Truck  Thermo  King  and
                                                 Transport   Repairs,    Inc.
                                                 since 1974

Robert L. Halterman       63       1980          President     of    Virginia
                                                 Classic  Mustang,  Inc.,  an
                                                 auto     parts      company;
                                                 Partner in H&H Properties

Wayne L. Long             69       1985          Real   estate  and   retired
                                                 farmer

Michael W. Pugh           44       1994          President  of  Old  Dominion
                                                 Realty,   Inc.;  Partner  in
                                                 Tri-City   Development  Co.;
                                                 President     of    Colonial
                                                 Appraisal   Service,    Inc.
                                                 and  Treasurer  of Old  Mill
                                                 Enterprises, Inc.


                               CLASS C DIRECTORS
           (to serve until the 2002 annual meeting of shareholders)

Julian D. Fisher          58       1990          CEO of  Farmers &  Merchants
President                                        Bank since  May  1996;
                                                 President of Bank since Oct.
                                                 1991

Dan B. Todd               67       1969          CEO of  Farmers &  Merchants
Chairman                                         Bank from 1969  to  May 1996;
                                                 Chairman of the Board since
                                                 Oct. 1991

Item 9.Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

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

                          SUMMARY COMPENSATION TABLE

        Name and                Annual Compensation 1          Other
   Principal Position         Year   Salary ($)   Bonus ($) Compensation ($)3
-----------------

   Julian D. Fisher           1998    $110,000    $40,000 2    $42,742
   Chief Executive Officer    1997     100,000     35,000       31,082
   & President                1996      84,912     30,000       20,813

1 The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

2 The amount presented includes compensation that was deferred at Mr. Fisher's election.

3 The amounts presented include the Company's contribution for the benefit of Mr. Fisher under the Company's Stock Bonus Plan ($16,116, $14,486, and $12,151 1998, 1997 and 1996, respectively), the gross value of life insurance premiums paid by the Company on behalf of Mr. Fisher ($16,210, $14,796, and $7,334 in 1998, 1997, and 1996, respectively) and the Company's contribution for the benefit of Mr. Fisher under the Executive Deferred Compensation Plan for Farmers & Merchants Bank ($10,416 in 1998). Pursuant to a split-dollar insurance agreement between the Company and Mr. Fisher, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Fisher.

(1) Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: Two hundred ($200) for each Board of Directors' meeting, and one hundred ($100) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 1998, a bonus of $5,000 was paid to each Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 1998.

   The following table sets forth the number and percentage of shares of common stock held, as of December 31, 1998 by each of the Company's directors and all of the Company's directors and officers as a group.

                                       Amount                 Percent
                                    Beneficially                of
     Name of Owner                      Owned                  Class

    Thomas L. Cline                  6,9511                    .283%

    Julian D. Fisher                89,3202                   3.640%

    Robert L. Halterman              28,848                   1.175%

    Lawrence H. Hoover, Jr.         55,0953                   2.245%

    Wayne L. Long                   21,0844                    .859%

    Richard S. Myers                12,6705                    .516%

    Michael W. Pugh                     600                    .024%

    Dan B. Todd                     35,5266                   1.448%

    Ronald E. Wampler                 7,500                    .306%

    All Directors and executive     257,594                  10.496%
    officers as a group



1 Includes 3,723 shares owned directly, 3,060 shares owned jointly with another member of his household and 168 shares owned by another member of his household.

2 Includes 9,427 shares owned directly, 8,190 shares owned by another member of his household and 71,703 shares which are owned by the Company's stock bonus plan over which Mr. Fisher has voting power.

3 Includes 37,119 shares owned directly, 138 shares owned by another member of his household and 17,838 shares owned by a Unitrust in which he is one of the trustees.

4 Includes 8,976 shares owned directly and 12,108 shares owned by a member of his household.

5 Includes 4,800 shares owned directly and 7,870 shares held in Mr. Myers' IRA account.

6 Includes 3,840 shares owned directly, 25,662 shares owned by a member of his household and 6,024 shares held in Mr. Todd's IRA account.

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


Part IV

Item 13.  Exhibits and Reports on Form 8-K

    Exhibit No.

       3i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

       3ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

      21     Subsidiaries of the small business issuers attached

      23     Consent of Certified Public Accountant attached

      27     Financial Data Schedule attached



Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1998.

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


                              Date:    March 30, 1999



                              By:      NEIL W. HAYSLETT
                                       Neil W. Hayslett
                                       Vice  President  and  Chief  Financial
                                       Officer


                              Date:    March 30, 1999



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date


THOMAS L. CLINE                      Director           MARCH 30, 1999
Thomas L. Cline



JULIAN D. FISHER                    Director, President, MARCH 30, 1999
Julian D. Fisher                 Chief Executive Officer



ROBERT L. HALTERMAN                  Director           MARCH 30, 1999
Robert L. Halterman

                                     Director
Lawrence H. Hoover, Jr.




                                     Director
Wayne L. Long



RICHARD S. MYERS                     Director            MARCH 30, 1999
Richard S. Myers




                                     Director
Michael W. Pugh



DAN B. TODD                          Director, Chairman   MARCH 30, 1999
Dan B. Todd




                                     Director
Ronald E. Wampler