Form 10QSB
period 1999-03-31
F&M BANK CORP
filed 1999-05-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
   March 31, 1999


                                F & M BANK CORP.

              Virginia                                         54-1280811
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                   Drawer 1111
                           Timberville, Virginia 22853

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

                 Class                         Outstanding at March 31, 1999
Common Stock, par value - $5                              2,454,143 shares

                                F & M BANK CORP.

                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 1999 and 1998                                   2

         Consolidated Balance Sheets - March 31, 1999 and
         December 31, 1998                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1999 and 1998             4


         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1999 and 1998                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              15

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibit and Reports on Form 8K                                 15


         SIGNATURES                                                     17

Part I      Financial Information
Item 1      Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                           1999        1998
Interest Income
   Interest and fees on loans                           $  2,887    $ 2,838
   Interest on federal funds sold                             38         57
   Interest on interest bearing deposits                      10         19
   Interest and dividends on investment securities
     Taxable                                                 598        515
     Nontaxable                                                           4
                                                         -------     ------

   Total Interest Income                                   3,533      3,433
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               114        123
   Interest on savings deposits                              231        241
   Interest on time deposits                                 927        882
                                                         -------     ------

   Total interest on deposits                              1,272      1,246

   Interest on short-term debt                                69         55
   Interest on long-term debt                                288        339
                                                         -------     ------

   Total Interest Expense                                  1,629      1,640
                                                         -------     ------

   Net Interest Income                                     1,904      1,793

Provision for Loan Losses                                     10         45
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     1,894      1,748
                                                         -------     ------

Noninterest Income
   Service charges                                           102         95
   Other                                                      82         38
   Security gains                                            568      1,498
                                                         -------     ------

   Total Noninterest Income                                  752      1,631
                                                         -------     ------

Noninterest Expense
   Salaries                                                  460        408
   Employee benefits                                         160        110
   Occupancy expense                                          39         44
   Equipment expense                                          61         63
   Other                                                     253        268
                                                         -------     ------

   Total Noninterest Expense                                 973        893
                                                         -------     ------

Income before Income Taxes                                 1,673      2,486

   Income Taxes                                              540        859
                                                         -------     ------

   Net Income                                           $  1,133    $ 1,627
                                                         =======     ======

Per Share Data

   Net Income                                           $    .46    $   .66
                                                         =======     ======

   Cash Dividends                                       $    .12    $   .10
                                                         =======     ======

   Equivalent Shares Outstanding                       2,454,840  2,455,962
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                  F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,   December 31,
       ASSETS                                           1999         1998
                                                    --------------------------


Cash and due from banks                               $  3,487    $  4,198
Federal funds sold                                       2,760       2,436
Interest bearing deposits in banks                       1,374       2,145
Securities held to maturity (note 2)                     8,279       9,715
Securities available for sale (note 2)                  35,548      33,941
Other investments                                        3,420       2,701

Loans, net of unearned discount (note 3)               131,885     132,301
   Less allowance for loan losses (note 4)              (1,153)     (1,162)
                                                       --------    --------

   Net Loans                                           130,732     131,139

Other real estate                                          426         472
Bank premises and equipment                              2,219       2,080
Interest receivable                                      1,424       1,352
Other assets                                             1,066       1,316
                                                       -------     -------

   Total Assets                                       $190,735    $191,495
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 15,284    $ 16,232
   Interest bearing
     Demand                                             20,369      20,213
     Savings deposits                                   29,008      27,443
     Time deposits                                      68,883      71,251
                                                       -------     -------

   Total Deposits                                      133,544     135,139

Short-term debt                                          7,763       7,155
Long-term debt                                          21,020      21,854
Accrued expenses                                         4,153       3,269
                                                       -------     -------

   Total Liabilities                                   166,480     167,417
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,454,143
   and 2,455,962 shares issued and
   outstanding in 1999 and 1998, respectively           12,280      12,280
Surplus                                                    867         867
Retained earnings                                        9,896       9,057
Treasury stock                                             (40)
Accumulated other comprehensive income                   1,252       1,874
                                                       -------     -------

   Total Stockholders' Equity                           24,255      24,078
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $190,735    $191,495

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998


Balance, beginning of period                           $ 24,078    $ 22,902

Comprehensive Income:
   Net income for period                                  1,133       1,627

   Net change in unrealized appreciation on
   investment securities available for sale,
   net of taxes                                            (622)       (788)
                                                        --------    -------

   Total comprehensive income                               511         839

Purchase of treasury stock                                  (40)

Dividends declared                                         (294)       (237)
                                                        --------    -------

Balance, end of period                                 $ 24,255    $ 23,504
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998
Cash Flows from Operating Activities:
   Net income                                          $  1,133    $  1,627
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          47          55
       Amortization of security premiums                     63          21
       Provision for loan losses                             10          45
       Gain on sale of assets                                (1)        (10)
       (Increase) decrease in interest receivable           (72)         88
       Decrease in other assets                             303         104
       Increase in accrued expenses                       1,243         911
       (Gain) loss on security transactions                (568)     (1,498)
       Losses (income) on limited partnership
          investments                                        30          31

   Net adjustments                                        1,055        (253)
                                                        -------     -------

   Net Cash Provided by Operating Activities              2,188       1,374
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale            (9,235)     (7,403)
   Purchase of investments held to maturity                          (1,350)
   Proceeds from sales of investments available
    for sale                                              4,551       2,550
   Proceeds from maturity of investments available
    for sale                                              1,863       1,853
   Proceeds from maturity of investments held to
    maturity                                              1,422       5,061
   Net (increase) decrease in loans                         397      (2,556)
   Purchase of property and equipment                      (189)        (10)
   Sale of other real estate                                             11
   Change in federal funds sold                            (324)     (1,992)
   Net decrease in interest bearing bank deposits           770          36
                                                        -------     -------

   Net Cash Used in Investing Activities                   (745)     (3,800)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits              773       1,432
   Net increase (decrease) in time deposits              (2,368)      1,719
   Net increase (decrease) in short-term debt               608        (562)
   Cash dividends paid                                     (294)       (237)
   Purchase of treasury stock                               (40)
   Increase in long-term debt                                         3,147
   Repayment of long-term debt                             (833)     (2,804)
                                                        --------    -------

   Net Cash Provided by (Used in) Financing Activities   (2,154)      2,695
                                                        --------    -------

Net Increase (Decrease) in Cash and Cash Equivalents       (711)        269

Cash and Cash Equivalents, Beginning of Period            4,198       3,574
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,487    $  3,843
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,654    $  1,636
     Income taxes                                                       360


       The accompanying notes are an integral part of these statements.

                              F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and March 31, 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of the F & M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 1999 and December 31, 1998 follows:

                                        1999                        1998
                            ---------------------------------------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value
Value

          Securities Held to
            Maturity

          U. S. Treasury and
            Agency obligations   $  4,978  $  4,999     $  4,986  $  5,030
          State and municipal                                250       250
          Other securities          2,756     2,765        3,258     3,311
          Mortgaged-backed
            securities                545       555        1,220     1,230

            Total                $  8,279  $  8,319     $  9,714  $  9,821
                                  =======   =======      =======   =======



                                        1999                        1998
                            ---------------------------------------------------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available
            for Sale

          U. S. Treasury and
            Agency obligations   $ 15,110  $ 15,117     $ 13,886  $ 13,849
          Equity securities        11,347     9,295       10,490     7,605
          Mortgage-backed
            securities              3,513     3,506        3,883     3,870
          Other securities          5,578     5,596        5,682     5,602
                                  -------   -------      -------   -------

            Total                $ 35,548  $ 33,514     $ 33,941  $ 30,926
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                        March 31,  December 31,
                                                          1999        1998

          Real Estate
            Construction                                $ 4,796     $  4,376
            Mortgage                                     77,579       78,349
          Commercial and agricultural                    31,703       31,567
          Consumer                                       16,946       17,125
          Credit cards                                      782          832
          Other                                              79           52
                                                         ------      -------

            Total                                      $131,885     $132,301
                                                        =======      =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 1999 and 1998 follows:

                                                          1999         1998


          Balance, beginning of period                  $ 1,162     $  1,121
          Provisions charged to operating expenses           10           45
          Net (charge offs) recoveries
            Loan recoveries                                  17            9
            Loan charge-offs                                (36)         (11)
                                                         -------     -------

            Total Net (Charge-offs) Recoveries              (19)          (2)
                                                         -------     -------

            Balance, End of Period                      $ 1,153     $  1,164
                                                         ======      =======

          Components of net (charge-offs) recoveries:
              Commercial                                $           $      1
              Installment                                   (19)          (3)
                                                         -------     -------

                                                        $   (19)    $     (2)
                                                         =======     =======

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

    The financial condition of F & M Bank Corp. remained strong in the first quarter of 1999. Loans and deposits both decreased slightly, due to increased competition within the Bank's market area. Income from operations, exclusive of securities transactions, increased $83,000 (11.89%). Most of this increase resulted from an increase in non-interest income and a reduction in the provision for loan losses. Net income including securities transactions decreased $494,000 (30.36%) as a result of a $577,000 after tax reduction in securities gains realized.

Results of Operations

    The dollar amount of the tax equivalent net interest margin increased $113,000 or 6.12% in the first quarter of 1999 compared to the first quarter of 1998. A decrease of forty-six basis points in the return on earning assets was virtually offset by a forty-three basis point decrease in the cost of funds. The decrease in the return on earning assets can be attributed to a general decline in rates received on investment securities and increased competition creating downward pressure on loan rates. The decrease in the cost of funds occurred across all liability types. The reduction in interest expense on long-term debt of two hundred thirty-six basis points resulted from the non-recurrence of prepayment penalties incurred in 1998 to refinance debt and lower rates on the remaining debt. The increase in net interest margin income is primarily attributable to an increase in net earning assets (i.e. volume increases). A schedule of the net interest margin for the first quarter of 1999 and 1998 is shown on page 13 as Table I.

    Non-interest income decreased $879,000 in the first three months of 1999. This decrease was primarily the result of a $930,000 decrease in securities gains in 1999. Other non-interest income increased as a result of increased credit insurance commissions and fees generated from title insurance and brokerage activities.

    Non-interest expense increased 8.96% in 1999 compared to 1998. The principal reason for this was a 8.03% increase in salaries and employee benefits. These increases resulted from a combination of normal salary increases, staffing increases and the expiration of benefit cost savings that resulted in 1998 from the sale of stock received in the Trigon demutualization.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 1999, the market value of all securities available for sale exceeded their amortized cost by $2,034,000 ($1,252,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Securities (Continued)

   Investments in securities increased 1.92% in the first quarter of 1999 as loan originations slowed. The Company has invested in relatively short-term maturities due to uncertainty in the direction of interest rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 32% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and they have resulted in significant increases in value.

   Loan Portfolio

   The Company operates in an agriculturally dominated area, which includes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

   The first three months of 1999 resulted in a slight decline of $416,000 in the loan portfolio. This decline appears to be the result of increased competition from new banks entering the market area. The influx of new banks caused a substantial amount of pressure on loan rates. The Bank has chosen to attempt to retain as much of its existing loan portfolio as possible, but it has not been aggressively pricing loans to achieve loan growth in the short-term.

   Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Loans 90 days or more past due totaled $1,951,000 at March 31, 1999 compared to $2,059,000 at December 31, 1998. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. The Company had no non-accrual or restructured loans at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Loan Portfolio (Continued)

     As of March 31, 1999 the Company did not hold any real estate that was acquired through foreclosure.

   Allowance for Loan Losses

   Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates non-performing loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

   The provision for credit losses and changes in the allowance for loan losses are shown in Note 4, Page 7.

   The allowance for credit losses of $1,153,000 at March 31, 1999 was down $11,000 from its level at December 31, 1998. The allowance was equal to .87% and
 .88% of total loans at March 31, 1999 and December 31, 1998, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent la the Company's portfolio.

   Deposits and Long-Term Debt

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit runoff of 5.59% in the first quarter of 1999. This runoff was mainly in the area of time deposits and resulted from the maturing of promotional rate deposits and higher rate plans offered by competitors.

   Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to the decrease in loan demand, no additional funds have been borrowed in 1999. Normal repayments have totaled $833,000.

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 1999, the Company's total risk based capital and total capital to total assets ratios were 18.60% and 12.74%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 1999 and management has no reason to believe this increased level of dividends will not continue.

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

      Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates and purchases of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund most of the net increase in loans and investment securities.

   Interest Rate Sensitivity

   In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

   At March 31, 1999 the Company is in an asset sensitive position. This asset sensitive position typically produces an unfavorable contribution to earnings during a period of decreasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

   A summary of asset and liability repricing opportunities is shown on page 14 as Table II.

Item 2, Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

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

TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 1999              March 31, 1998
                         --------------------        --------------------

                      Average    Income/            Average    Income/
                      Balance 2  Expense  Rates     Balance 2  Expense    Rates


Interest Income
   Loans1             $131,900  $ 2,901    8.80%   $124,429    $ 2,844    9.14%
   Federal funds sold    3,248       38    4.68       4,188         57     5.44
Interest bearing
     deposits              951       10    4.21       1,574         19     4.83
   Investments
     Taxable 3          34,048      504    5.92      26,327        413     6.27
     Partially
       taxable 2,3       8,486      136    6.41       7,240        148     8.18
     Tax exempt 2,3                                     405          6     6.18
                         -----    ------    ---      ------      -----    -----

   Total Earning
     Assets            178,633    3,589    8.04     164,163      3,487     8.50

Interest Expense
   Demand deposits      20,498      114    2.22      19,533        123     2.52
   Savings              28,352      231    3.26      27,521        241     3.50
   Time deposits        70,332      927    5.27      66,210        882     5.33
   Short-term debt       6,658       69    4.17       4,223         55     5.21
   Long-term debt       21,304      288    5.41      17,450        339     7.77
                       ------   ------    ----       ------      -----    -----

   Total Interest
     Bearing
       Liabilities    $147,144  $ 1,629    4.43    $134,937    $ 1,640     4.86

   Net Interest
     Margin 1                  $  1,960                        $ 1,847
                                ========                        =====

   Net Yield on
     Interest
     Earning Assets                        4.39%                           4.50%
                                          =====                           =====


   1 Interest income on loans includes loan fees.

   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 1999
                            (In Thousands of Dollars)


                          0 - 3    4 - 12    1 - 5   Over 5     Not
                         Months    Months    Years    Years  Classified  Total

Uses of Funds
   Loans:
     Commercial         $24,571   $ 2,558  $ 8,550  $   438  $          $36,117
     Installment             53       769   14,171      596              15,589
     Real estate          7,331     6,808   48,335   16,923              79,397
     Credit cards           782                                             782
   Interest bearing
     bank deposits        1,020                                           1,020
   Investment securities    537     4,770   20,365    6,808     14,767   47,247
   Federal funds sold     2,760                                           2,760
                         ------    ------   ------   ------      -----   ------

   Total                 37,054    14,905   91,421   24,765     14,767  182,912

Sources of Funds

   Interest bearing
     deposits            20,075                                          20,075
   Regular savings       29,008                                          29,008
   Certificates of
     deposit $100,000
     and over             2,598     1,225    2,911                        6,734
   Other certificates
     of deposit          18,124    18,729   25,296                       62,149
   Short-term borrowings  7,763                                           7,763
   Long-term debt           143              3,313   17,564              21,020
                         ------    ------   ------   ------      -----   ------

   Total                 77,711    19,954   31,520   17,564             146,749

Discrete Gap            (40,657)   (5,049)  59,901    7,201     14,767   36,163

Cumulative Gap          (40,657)  (45,706)  14,195   21,396     36,163

Ratio of Cumulative Gap  (22.23)%  (24.99)%   7.76%   11.70%    19.77%
   to Total Earning
   Assets


     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1999. In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

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

Item 6. Exhibits and Reports on 8-K

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1998 Form 10-KSB filed March 31, 1999.

             27      Financial Data Schedule attached.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 1999.

                                  EXHIBIT INDEX

Exhibit
 Index                                                            Page Number

  27      Financial Data Schedule for the quarter ending
          March 31, 1999                                               18

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

                                 F & M BANK CORP.



                                 JULIAN D. FISHER
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 NEIL W.HAYSLETT
                                 Neil W. Hayslett
                                 Vice President and Chief Financial Officer


Date     May 11, 1999