Form 10QSB
period 1999-06-30
F&M BANK CORP
filed 1999-08-16
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
   June 30, 1999


                                F & M BANK CORP.

              Virginia                                         54-1280811
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

                 Class                          Outstanding at June 30, 1999
Common Stock, par value - $5                              2,454,143 shares


                                F & M BANK CORP.


                                      INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 1999 and 1998                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 1999 and 1998                                    3

         Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1999 and 1998                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1999 and 1998                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II  OTHER INFORMATION                                              17

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibit and Reports on Form 8K                                 17


         SIGNATURES                                                     19

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                               June 30,
                                                           1999        1998
Interest Income
   Interest and fees on loans                           $  5,784    $ 5,744
   Interest on federal funds sold                             78         77
   Interest on interest bearing deposits                      19         35
   Interest and dividends on investment securities
     Taxable                                               1,212      1,063
     Nontaxable                                                           8
                                                         -------     ------

   Total Interest Income                                   7,093      6,927
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               231        247
   Interest on savings deposits                              476        480
   Interest on time deposits                               1,813      1,795
                                                         -------     ------

   Total interest on deposits                              2,520      2,522

   Interest on short-term debt                               145        109
   Interest on long-term debt                                567        610
                                                         -------     ------

   Total Interest Expense                                  3,232      3,241
                                                         -------     ------

Net Interest Income                                        3,861      3,686

Provision for Loan Losses                                     25         80
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        3,836      3,606
                                                         -------     ------

Noninterest Income
   Service charges                                           220        203
   Other                                                     143         67
   Security gains (losses)                                   845      1,570
                                                         -------     ------

   Total Noninterest Income                                1,208      1,840
                                                         -------     ------

Noninterest Expense
   Salaries                                                  951        831
   Employee benefits                                         317        218
   Occupancy expense                                          84         87
   Equipment expense                                         121        123
   Other                                                     566        595
                                                         -------     ------

   Total Noninterest Expense                               2,039      1,854
                                                         -------     ------

Income before Income Taxes                                 3,005      3,592

Provision for Income Taxes                                   955      1,186
                                                         -------     ------

Net Income                                             $   2,050  $   2,406
                                                         =======     ======

Per Share Data

   Net Income                                          $     .83  $     .98
                                                         =======     ======

   Cash Dividends                                      $     .25  $     .50
                                                         =======     ======

   Equivalent Shares Outstanding                       2,454,490  2,455,962
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                           1999        1998
Interest Income
   Interest and fees on loans                           $  2,897    $ 2,906
   Interest on federal funds sold                             40         20
   Interest on interest bearing deposits                       9         16
   Interest and dividends on investment securities           614
     Taxable                                                            548
     Nontaxable                                                           4

   Total Interest Income                                   3,560      3,494
                                                         -------     ------

Interest Expense
   Interest on demand deposits                               117        124
   Interest on savings accounts                              245        239
   Interest on time deposits                                 886        913
                                                         -------     ------

   Total interest on deposits                              1,248      1,276

   Interest on short-term debt                                76         54
   Interest on long-term debt                                279        271
                                                         -------     ------

   Total Interest Expense                                  1,603      1,601
                                                         -------     ------

Net Interest Income                                        1,957      1,893

Provision for Loan Losses                                     15         35
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        1,942      1,858
                                                         -------     ------

Noninterest Income
   Service charges                                           118        108
   Other                                                      61         29
   Security gains                                            277         72
                                                         -------     ------

   Total Noninterest Income                                  456        209
                                                         -------     ------

Noninterest Expense
   Salaries                                                  491        423
   Employee benefits                                         157        108
   Occupancy expense                                          45         43
   Equipment expense                                          60         60
   Other                                                     313        327
                                                         -------     ------

   Total Noninterest Expense                               1,066        961
                                                         -------     ------

Income before Income Taxes                                 1,332      1,106

Provision for Income Tax                                     415        327
                                                         -------     ------

Net Income                                              $    917    $   779
                                                         =======     ======

Per Share Data

   Net Income                                          $     .37   $    .32
                                                         =======     ======

   Cash Dividends                                      $     .13   $    .40
                                                         =======     ======

   Equivalent Shares Outstanding                       2,454,143  2,455,962
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           1999         1998
                                                    --------------------------


Cash and due from banks                               $  3,673    $  4,198
Federal funds sold                                                   2,436
Interest bearing deposits in banks                       1,342       2,145
Securities held to maturity (note 2)                     6,688       9,715
Securities available for sale (note 2)                  37,200      33,941
Other investments                                        4,064       2,701

Loans, net of unearned discount (note 3)               133,226     132,301
   Less reserve for loan losses (note 4)                (1,080)     (1,162)
                                                       --------    --------

   Net Loans                                           132,146     131,139

Bank premises and equipment                              2,648       2,080
Other real estate                                          426         472
Interest receivable                                      1,366       1,352
Other assets                                             1,451       1,316
                                                       -------     -------

   Total Assets                                       $191,004    $191,495
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 15,959    $ 16,232
   Interest bearing
     Demand                                             20,368      20,213
     Savings deposits                                   30,085      27,443
     Time deposits                                      68,494      71,251
                                                       -------     -------

   Total Deposits                                      134,906     135,139

Short-term debt                                          6,379       7,155
Long-term debt                                          20,129      21,854
Accrued expenses                                         4,851       3,269
                                                       -------     -------

   Total Liabilities                                   166,265     167,417
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,454,143 and
   2,455,962 shares issued and outstanding
   in 1999 and 1998, respectively                       12,280      12,280
Surplus                                                    867         867
Retained earnings                                       10,495       9,057
Treasury stock                                             (40)
Unrealized gain on securities available for sale         1,137       1,874
                                                       -------     -------

   Total Stockholders' Equity                           24,739      24,078
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $191,004    $191,495

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Six Months Ended
                                                              June 30,
                                                          1999        1998
Cash Flows from Operating Activities:
   Net income                                          $  2,050    $  2,406
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          93         105
       Amortization of security premiums                    122          54
       Gain on security transactions                       (845)     (1,570)
       Provision for loan losses                             25          80
       (Increase) decrease in interest receivable           (14)         33
       Decrease (increase) in other assets                 (174)        120
       Increase in accrued expenses                       2,060         440
       Losses on limited partnership investments             61          62
       Gain on sale of land                                  (1)        (10)
                                                        --------    -------

   Total Adjustments                                      1,327        (686)
                                                        -------     -------

   Net Cash Provided by Operating Activities              3,377       1,720
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments
     available for sale                                   2,032       4,323
   Proceeds from maturity of investments
     available for sale                                   8,008       3,161
   Proceeds from maturity of investments
     held to maturity                                     2,844       7,057
   Purchase of investments available for sale           (14,259)     (9,879)
   Purchase of investments held to maturity                (750)     (2,370)
   Net decrease in federal funds sold                     2,436       2,141
   Net increase in loans                                 (1,032)     (6,529)
   Purchase of property and equipment                      (661)       (133)
   Net decrease (increase) in interest
     bearing bank deposits                                  803        (719)
   Sale of other real estate                                             11

   Net Cash Used in Investing Activities                   (579)     (2,937)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            2,524         206
   Net increase (decrease) in time deposits              (2,757)      1,753
   Net decrease in short-term debt                         (776)       (732)
   Increase in long-term debt                                         5,147
   Repayment of long-term debt                           (1,725)     (3,936)
   Payment of dividends                                    (589)     (1,212)
                                                        --------    -------

   Net Cash Provided by (Used in) Financing Activities   (3,323)      1,226
                                                        --------    -------

Net Increase (Decrease) in Cash and Cash Equivalents       (525)          9

Cash and Cash Equivalents, Beginning of Period            4,198       3,574
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,673    $  3,583
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  3,250    $  3,228
     Income taxes                                           740         800


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                          Six Months Ended
                                                               June 30,
                                                          1999        1998


Balance, beginning of period                           $ 24,078    $ 22,902

Comprehensive Income:
  Net income                                              2,050       2,406

  Net change in unrealized appreciation on securities
   available for sale, net of taxes                        (735)     (1,125)
                                                        --------    -------

  Total comprehensive income                              1,315       1,281

Purchase of treasury stock                                  (40)

Dividends declared                                         (614)     (1,228)
                                                        --------    -------

Balance, end of period                                 $ 24,739    $ 22,955
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the six-month periods ended June 30, 1999 and June 30, 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 1999 and December 31, 1998 follows:

                                            1999                    1998
                                      Carrying   Market      Carrying    Market
                                       Value     Value        Value      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations        $  3,481  $  3,485     $  4,986  $  5,030
          State and municipal                                     250       250
          Other securities               2,753     2,728        3,259     3,311
          Mortgaged-backed securities      454       456        1,220     1,230

            Total                     $  6,688  $  6,669     $  9,715  $  9,821
                                       =======   =======      =======   =======



                                            1999                    1998
                                      Market                 Market
                                       Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations        $ 15,966  $ 16,078     $ 13,886  $ 13,849
          Equity securities             11,103     9,057       10,490     7,605
          Mortgage-backed securities     3,116     3,123        3,883     3,870
          Other securities               7,015     7,118        5,682     5,602
                                       -------   -------      -------   -------

            Total                     $ 37,200  $ 35,376     $ 33,941  $ 30,926
                                       =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30, December 31,
                                                          1999       1998
          Real Estate
            Construction                                $ 4,818   $  4,376
            Mortgage                                     79,431     78,349
          Commercial and agricultural                    30,240     31,567
          Installment and consumer demand notes          17,423     17,125
          Credit cards                                      798        832
          Other                                             516         52
                                                         ------    -------

            Total                                       $133,226  $132,301
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the periods ended June 30, 1999 and 1998 follows:

                                           Six Months Ended  Three Months Ended
                                                June 30,            June 30,
                                             1999     1998      1999     1998

          Balance, beginning of period      $1,162  $ 1,121    $1,153  $ 1,055
          Provisions charged to operating
            expenses                            25       80        15       45
          Net (charge offs) recoveries
            Loan recoveries                     26       30         9        2
            Loan charge-offs                  (133)     (47)      (97)     (14)
                                            ------   ------    ------   ------

            Total Net Charge-offs*            (107)     (17)      (88)     (12)
                                            ------   ------    ------   ------

            Balance, End of Period          $1,080  $ 1,184    $1,080  $ 1,088
                                             =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Construction  $   -     $  -      $       $  -
              Real estate - Mortgages        (2)       -        (2)      -
              Commercial                    (49)       4       (49)      (5)
              Installment                   (56)     (21)      (37)      (7)
                                          ------  ------     ------  ------

            Total                         $(107)    $(17)     $(88)   $ (12)

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations


Overview

    The financial condition of F & M Bank Corp. remained strong throughout the first six months of 1999. On an annualized basis, both total assets and total deposits decreased slightly through the first six months. Net income for the first six months of 1999 decreased $356,000 or 14.80% as a result of a $450,000 after tax change in security gains and losses. The increase in capital of 2.45% is attributed to the retention of earnings, net of regular dividends of $614,000 and a $737,000 decrease in unrealized gains on securities available for sale.

Results of Operations - Six Months Ending June 30, 1999

    The dollar amount of the tax equivalent net-interest-margin increased $177,000 or 4.67% compared to the same period in 1998. Yields on earning assets were down forty-seven basis points, while the cost of funds decreased thirty-four basis points. The decrease in yield on earning assets was across all asset types and is reflective of lower rates in the national economy and stronger competition within the local market. The decrease in the cost of funds is a result of decreases in rates paid on all deposit types and a reduction in the average rate paid on long-term debt. A portion of these long-term debts were refinanced in 1998 resulting in higher expense during that period from the payment of prepayment penalties. A schedule of the net interest margin for 1999 and 1998 is shown on page 15 as Table 1.

    Noninterest income decreased $632,000 in the first six months of 1999. This decrease is attributed to reduction of $725,000 in gains realized on securities transactions in 1999 compared to 1998. Other noninterest income increased $93,000 or 34.44% in 1999 and is the result of increases in income from deposit account service charges and increased revenue from sales of insurance products.

    Noninterest expense increased 9.98% in 1999. The principal reason for this was a 20.88% increase in salaries and employee benefits expenses. These increases can be attributed to increases in base salaries, a net increase of six full-time equivalent positions in various areas of the bank and the expiration of benefit cost savings that resulted in 1998 from the sale of stock received in the Trigon stock demutualization. Other noninterest expenses decreased 4.22% or $34,000. Areas affecting this decrease include a reduction in advertising expense and the cessation of expense accrual for Year 2000 related expenditures.

Result of Operations - Quarter Ending June 30, 1999

    Net income for the quarter ending June 30, 1999 increased 20.43% over earnings in the same quarter of 1998. Net interest income increased due to increases in the level of earning assets. Noninterest income increased during 1999 due to increased securities gains compared to 1998. Although the Company's overhead costs increased due to the factors noted above, they continue to be low relative to its peer group.

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

component of shareholders' equity. As of June 30, 1999, the market value of all securities available for sale exceeded their amortized cost by $2,045,000 ($1,137,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities, primarily stocks of financial institutions held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of these debt securities to have a direct impact on earnings.

    Investments in securities increased $1,595,000 (3.44%) in the first six months of 1999. The Company has invested in relatively short-term maturities due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 30% are invested in equities which are dividend producing and subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have resulted in significant increases in value.

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

   The first six months of 1999 resulted in a slight increase of $925,000 in the loan portfolio. This increase is significantly less than in recent years and it appears that the loan portfolio's rate of growth has been affected by increased competition from new banks entering the market area. The influx of new banks caused a substantial amount of pressure on loan rates. The Bank has chosen to attempt to retain as much of its existing loan portfolio as possible, but it has not been aggressively pricing loans to achieve loan growth in the short-term.

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

   Loan Portfolio (Continued)

   Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Loans 90 days or more past due totaled $742,000 at June 30, 1999 compared to $2,059,000 at December 31, 1998. Approximately 75% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. The Company had no non-accrual or restructured loans at June 30, 1999.

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

    The allowance for credit losses of $1,080,000 at June 30, 1999 was down $82,000 from its level at December 31, 1998. The allowance was equal to .81% and
 .88% of total loans at June 30, 1999 and December 31, 1998, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company experienced a very slight decrease in deposits in the first six months of 1999. Deposit growth continues to be difficult to achieve due to the increasing number of financial institutions competing in the Bank's primary service area. The decrease in deposits was primarily in time deposits and was substantially offset by increase in lower cost demand and savings deposits.

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the bank to match

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

Deposits and Long-Term Debt (Continued)

the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to reduced loan demand, no additional funds have been borrowed in 1999. Normal repayments have totaled $1,725,000 so far this year.

    Capital

    The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1999, the Company's total risk based capital and total capital to total assets ratios were 18.53% and 12.92%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 1999 over those in 1998.

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

    At June 30, 1999 the Company is in an asset sensitive position. This asset sensitive position typically produces an unfavorable contribution to earnings during a period of decreasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

    Interest Rate Sensitivity, (Continued)

    A summary of asset and liability repricing opportunities is shown on page 16 as Table II.


Disclosure of Year 2000 Issues

   The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

   The Company has formed a year 2000 project team to identify information technology and non-technology systems that require modification for the year 2000. A project plan has been established with goals and target dates. The Company has completed the assessment, renovation and validation phases of the project. Substantially all mission critical systems have been tested. Redeployment of renovated or new equipment will continue through late-1999.

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

   The Company has incurred expenses throughout 1998 and 1999 related to its year 2000 project. Additional funds have been budgeted in anticipation of costs that may be incurred during the remainder of 1999. At the present time, management of the Company does not believe that the costs of addressing this issue will have a material adverse impact on the Company's financial condition. If, however, the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company plans to continue to devote all resources necessary to resolve any significant year 2000 issues in a timely manner.


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

TABLE I

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                                 Six Months Ended                 Six Months Ended
                                  June 30, 1999                     June 30, 1998

                            Average  Income/     Rates        Average   Income/     Rates
                            Balance  Expense                  Balance   Expense

Rate Related Income
   Loans 1                 $132,268   $ 5,799     8.84%       $125,792   $ 5,757    9.15%
   Federal funds sold         3,386        78     4.64%          2,819        77    5.46%
   Bank deposits                918        19     4.17%          1,399        35    5.00%
   Investments
     Taxable                 33,556     1,002     5.97%         26,926       855    6.35%
     Partially taxable 1      9,342       298     6.38%          8,288       292    7.05%
     Tax exempt 1                                                  391        12    6.14%
                              -----     -----   -                -----     -----     ----

   Total Earning Assets     179,470     7,196     8.02%        165,615     7,028    8.49%
                          ---------     -----  -------        --------     -----  -------

Interest Expense
   Demand deposits           20,890       231     2.21%         19,699       247    2.51%
   Savings                   29,753       476     3.20%         27,178       480    3.53%
   Time deposits             68,283     1,813     5.31%         66,831     1,795    5.37%
   Short-term debt            7,117       145     4.07%          4,296       109    5.07%
   Long-term debt            20,846       567     5.48%         17,461       610    6.99%
                             ------     -----     -----         ------     -----     ----

   Total Interest Bearing
     Liabilities            146,889     3,232     4.44%        135,465     3,241    4.78%
                            -------  --------   ------      ----------     -----  -------

   Net Interest Margin 1            $   3,964                             $3,787
                                     ========                              =====

   Net Yield on Interest
     Earning Assets 1                             4.42%                     4.57%
                                                 =====                      ====


1  On a taxable equivalent basis assuming a 34% tax rate.

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                                     Three Months Ended               Three Months Ended
                                        June 30, 1999                    June 30, 1998

                                Average     Income/   Rates       Average   Income/   Rates
                                Balance     Expense               Balance   Expense

Rate Related Income
   Loans 1                      $132,636    $ 2,896    8.66%     $ 127,155   $2,913   9.16%
   Federal funds sold              3,524         40    4.50%         1,464       20   5.46%
   Bank deposits                     885          9    4.04%         1,224       16   5.23%
   Investments
     Taxable                      33,064        498    6.02%        27,525      442   6.42%
     Partially taxable 1          10,198        162    6.35%         9,336      144   6.17%
     Tax exempt 1                                                      377        6   6.37%
                                   -----      -----   -              -----    -----   ----

   Total Earning Assets          180,307   3,605       8.00%       167,081    3,541   8.48%
                               ---------   -----  ----------    ----------    ----- -------

Interest Expense
   Demand deposits                21,282     117       2.18%        19,865      124   2.50%
   Savings                        31,154     245       3.12%        26,835      239   3.56%
   Time deposits                  66,234     886       5.31%        67,451      913   5.41%
   Short-term debt                 7,576      76       3.98%         4,369       54   4.94%
   Long-term debt                 20,388     279       5.47%        17,472      271   6.20%
                                  ------   -----      -----         ------    -----    ----

   Total Interest Bearing
     Liabilities                 146,634   1,603       4.40%       135,992    1,601   4.71%
                                 ------- -------    -------     ----------    -----  ------

   Net Interest Margin 1                 $ 2,002                            $ 1,940
                                        ========                              =====

   Net Yield on Interest
     Earning Assets 1                                  4.44%                          4.64%
                                                       =====                          ====


1  On a taxable equivalent basis assuming a 34% tax rate.


TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 1999
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial             $25,291  $ 2,085  $ 8,481  $   418  $       $36,275
     Installment                108      817   14,428      661           16,014
     Real estate              6,075    6,321   50,225   17,518           80,139
     Credit cards               798                                         798
   Interest bearing
     bank deposits            1,342                                       1,342
   Investment securities      1,475    2,915   23,145    5,248  15,169   47,952
   Federal funds sold
                             ------   ------   ------   ------   -----   ------

   Total                     35,089   12,138   96,279   23,845  15,169  182,520

Sources of Funds

   Interest bearing deposits 20,368                                      20,368
   Regular savings           30,085                                      30,085
   Certificates of deposit
     $100,000 and over          104    2,549    3,366                     6,019
   Other certificates of
     deposit                  8,541   24,825   29,013                    62,379
   Short-term borrowings      6,379                                       6,379
   Long-term debt                               4,179   15,950           20,129
                             ------   ------   ------   ------   -----   ------

   Total                     65,477   27,374   36,558   15,950          145,359

Discrete Gap                (30,388) (15,236)  59,721    7,895  15,169   37,161

Cumulative Gap              (30,388) (45,624)  14,097   21,992  37,161

Ratio of Cumulative Gap      (16.65)% (25.00)%   7.72%   12.05%  20.36%
   to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1999. In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders - On April 10, 1999, the stockholders held their annual meeting. The following item was approved by the shareholders by the required majority:

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

        (a)Exhibits

           3i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Company did not file any reports on form 8-K for the quarter ended June 30, 1999.

                                  EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
             June 30, 1999                                             20

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




Date   August 12,1999