Form 10QSB
period 1999-09-30
F&M BANK CORP
filed 1999-11-12
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
September 30, 1999


                               F & M BANK CORP.

              Virginia                                         54-1280811
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

                  Class                     Outstanding at September 30, 1999
Common Stock, par value - $5                             2,454,143 shares

                               F & M BANK CORP.


                                     INDEX


                                                                         Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 1999 and 1998                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 1999 and 1998                              3

           Consolidated Balance Sheets - September 30, 1999
           and December 31, 1998                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1999 and 1998                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 1999 and 1998         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II    OTHER INFORMATION                                             17

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities                                         17

Item 3.    Defaults upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibit and Reports on Form 8-K                               17


           SIGNATURES                                                    19

Part I Financial Information
Item 1 Financial Statements
                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Interest Income
   Interest and fees on loans                           $ 8,725     $ 8,734
   Interest on federal funds sold                            92         128
   Interest on interest bearing deposits                     28          43
   Interest and dividends on investment securities
     Taxable                                              1,822       1,574
     Nontaxable                                                          11
                                                         ------      ------

   Total Interest Income                                 10,667      10,490
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              349         367
   Interest on savings accounts                             726         722
   Interest on time deposits                              2,717       2,742
                                                         ------      ------

   Total interest on deposits                             3,792       3,831

   Interest on short-term debt                              221         169
   Interest on long-term debt                               837       1,072
                                                         ------      ------

   Total Interest Expense                                 4,850       5,072
                                                         ------      ------

Net Interest Income                                       5,817       5,418

Provision for Loan Losses                                    40          95
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       5,777       5,323
                                                         ------      ------

Noninterest Income
   Service charges                                          349         309
   Other                                                    201          90
   Security gains                                         1,109       1,572
                                                         ------      ------

   Total Noninterest Income                               1,659       1,971
                                                         ------      ------

Noninterest Expense
   Salaries                                               1,456       1,267
   Employee benefits                                        473         325
   Occupancy expense                                        144         139
   Equipment expense                                        184         181
   Other                                                    877         905
                                                         ------      ------

   Total Noninterest Expense                              3,134       2,817
                                                         ------      ------

Income before Income Taxes                                4,302       4,477

Provision for Income Tax                                  1,347       1,437
                                                         ------      ------

Net Income                                              $ 2,955     $ 3,040
                                                         ======      ======

Per Share Data

   Net Income                                           $  1.20     $  1.24
                                                         =======     -------

   Cash Dividends                                       $   .38     $   .61
                                                        =======     -------

   Equivalent Shares Outstanding                      2,454,373   2,455,962
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)

                                                         Three Months Ended
                                                            September 30,
                                                          1999        1998
Interest Income
   Interest and fees on loans                           $ 2,941     $ 2,990
   Interest on federal funds sold                            14          51
   Interest on interest bearing deposits                      9           8
   Interest and dividends on investment securities
     Taxable                                                610         511
     Nontaxable                                                           3
                                                         ------      ------

   Total Interest Income                                  3,574       3,563
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              118         120
   Interest on savings accounts                             250         242
   Interest on time deposits                                904         947
                                                         ------      ------

   Total interest on deposits                             1,272       1,309

   Interest on short-term debt                               76          60
   Interest on long-term debt                               270         462
                                                         ------      ------

   Total Interest Expense                                 1,618       1,831
                                                         ------      ------

Net Interest Income                                       1,956       1,732

Provision for Loan Losses                                    15          15
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       1,941       1,717
                                                         ------      ------

Noninterest Income
   Service charges                                          129         106
   Other                                                     58          23
   Security gains                                           264           2
                                                         ------      ------

   Total Noninterest Income                                 451         131
                                                         ------      ------

Noninterest Expense
   Salaries                                                 505         436
   Employee benefits                                        156         107
   Occupancy expense                                         60          52
   Equipment expense                                         63          58
   Other                                                    311         310
                                                         ------      ------

   Total Noninterest Expense                              1,095         963
                                                         ------      ------

Income before Income Taxes                                1,297         885

Provision for Income Tax                                    392         251
                                                         ------      ------

Net Income                                              $   905     $   634
                                                         ======      ======

Per Share Data

   Net Income                                           $   .37    $    .26
                                                        =======     =======

   Cash Dividends                                       $   .13    $    .11
                                                        =======     =======

   Equivalent Shares Outstanding                      2,454,143   2,455,962
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      September 30,December 31,
     ASSETS                                               1999        1998
                                                      ------------------------

Cash and due from banks                                $  4,598    $  4,198
Federal funds sold                                                    2,436
Interest bearing deposits in banks                          738       2,145
Securities held to maturity (note 2)                      4,603       9,715
Securities available for sale (note 2)                   36,917      33,941
Other investments                                         4,057       2,701

Loans, net of unearned discount (note 3)                136,629     132,301
   Less allowance for loan losses (note 4)               (1,085)     (1,162)
                                                         -------     -------

   Net Loans                                            135,544     131,139

Bank premises and equipment                               3,067       2,080
Interest receivable                                       1,420       1,352
Other real estate                                           426         472
Other assets                                              1,121       1,316
                                                         ------      ------


   Total Assets                                        $192,491    $191,495
                                                        =======     =======

     LIABILITIES

Deposits
   Noninterest bearing demand                          $ 16,289    $ 16,232
   Interest bearing
     Demand                                              20,428      20,213
     Savings deposits                                    29,532      27,443
     Time deposits                                       70,907      71,251
                                                         ------      ------

   Total Deposits                                       137,156     135,139

Short-term debt                                           6,927       7,155
Long-term debt                                           19,296      21,854
Accrued expenses                                          4,453       3,269
                                                         ------      ------

   Total Liabilities                                    167,832     167,417
                                                        -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,454,143 and
  2,455,962 issued and oustanding, in 1999
  and 1998, respectively                                 12,280      12,280
Surplus                                                     867         867
Retained earnings                                        11,080       9,057
Treasury stock                                              (40)
Unrealized gain on securities available for sale            472       1,874
                                                         ------      ------

   Total Stockholders' Equity                            24,659      24,078
                                                         ------      ------

   Total Liabilities and Stockholders' Equity          $192,491    $191,495
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998

Cash Flows from Operating Activities:
   Net income                                           $ 2,955     $ 3,040
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         150         153
       Amortization of security premiums                    167          90
       Gain on security transactions                     (1,109)     (1,572)
       Provision for loan losses                             40          95
       Increase in interest receivable                      (68)        (40)
       Decrease in other assets                             195         195
       Increase in accrued expenses                       2,007         411
       Gain on sale of land                                  (1)        (10)
       Losses on limited partnership investments             91          94
                                                         ------      ------

   Total Adjustments                                      1,472        (584)
                                                         ------      ------

   Net Cash Provided by Operating Activities              4,427       2,456
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             3,557       4,523
   Proceeds from maturity of investments available for
     sale                                                10,374       5,639
   Proceeds from maturity of investments held to
     maturity                                             4,065      10,551
   Purchase of investments available for sale           (17,837)    (19,575)
   Purchase of investments held to maturity                (773)     (2,426)
   Net (increase) decrease in interest bearing bank
     deposits                                             1,407        (373)
   Net change in federal funds sold                       2,436         890
   Net increase in loans                                 (4,445)     (8,326)
   Sale of other real estate                                             11
   Purchase of property and equipment                    (1,134)       (191)
                                                         -------     ------

   Net Cash Used in Investing Activities                 (2,350)     (9,277)
                                                         -------     ------

Cash Flows from Financing Activities:
   Net increase in deposits                               2,017       4,353
   Net increase in short-term borrowings                   (228)      1,329
   Additions to long-term borrowings                                 14,953
   Repayment of long-term borrowings                     (2,558)    (12,473)
   Payment of dividends                                    (908)     (1,465)
                                                         -------     ------

   Net Cash Provided by (Used in) Financing Activities   (1,677)      6,697
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents        400        (124)

Cash and Cash Equivalents at Beginning of Period          4,198       3,574
                                                         ------      ------

Cash and Cash Equivalents at End of Period              $ 4,598     $ 3,450
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 4,856     $ 5,028
     Income taxes                                         1,080       1,225


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998

Balance, beginning of period                            $24,078     $22,902

Net income for period                                     2,955       3,040
Change unrealized appreciation on securities
   available for sale, net of taxes                      (1,401)     (1,161)
                                                         -------     ------

Total comprehensive income                                1,554       1,879

Purchase of treasury stock                                  (40)

Dividends declared                                         (933)     (1,498)
                                                         -------     ------

Balance, end of period                                  $24,659     $23,283
                                                         ======      ======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999 and 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of the F&M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 1999 and December 31, 1998 follows:

                                            1999                   1998
                                  ----------------------------------------------
                                      Carrying   Market     Carrying   Market
                                       Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations        $ 2,473   $  2,468    $  4,986   $ 5,030
          State and municipal                                    250       250
          Other debt securities         1,783      1,739       3,259     3,311
          Mortgage-backed securities      347        346       1,220     1,230

            Total                     $ 4,603   $  4,553    $  9,715   $ 9,821
                                       ======    =======     =======    ======


                                          1999                    1998
                                ------------------------------------------------
                                       Market                Market
                                       Value      Cost       Value      Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations        $15,879   $ 16,052    $ 13,886   $13,849
          Equity securities            10,801      9,707      10,490     7,605
          Mortgage-backed securities    2,784      2,797       3,883     3,870
          Other debt securities         7,453      7,589       5,682     5,602
                                       ------    -------     -------    ------

            Total                     $36,917   $ 36,145    $ 33,941   $30,926
                                       ======    =======     =======    ======

                               F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:
                                                      September 30, December 31,
                                                          1999         1998
          Real Estate
            Construction                               $  4,578    $  4,376
            Mortgage                                     82,860      78,349
          Commercial and agricultural                    30,356      31,567
          Installment                                    17,437      17,125
          Credit cards                                      885         832
          Other                                             513          52
                                                         ------     -------

            Total                                      $136,629    $132,301
                                                        =======     =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the periods ended September 30, 1999 and 1998 follows:
                                         Nine Months Ended   Three Months Ended
                                           September 30,       September 30,
                                           1999     1998       1999     1998

          Balance, beginning of period   $1,162   $1,121      $1,080   $1,184
          Provisions charged to
            operating expenses               40       95          15       15
          Net (charge offs) recoveries
            Loan recoveries                  43       90          17       60
            Loan charge-offs               (160)    (103)        (27)     (56)
                                          ------   -----       ------   -----

          Total Net Charge-Offs *          (117)     (13)        (10)       4
                                          ------   -----       ------   -----

          Balance, End of Period         $1,085   $1,203      $1,085   $1,203
                                          =====    =====       =====    =====

          Components of Net Charge-Offs
            Real Estate                                            2
            Commercial                      (50)       3          (1)      (1)
            Installment                     (67)     (16)        (11)       5
                                          ------   -----       ------   -----

            Total                        $ (117)  $  (13)     $  (10)  $    4
                                          ======   =====       ======   =====


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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

    F & M Bank Corp. continued to experience strong earnings, strong loan demand and modest deposit growth in the first nine months of 1999. Annualized growth in total assets was .69% and annualized growth in deposits was 1.99%. Net income for the first nine months of 1999 decreased $85,000 or 2.80% compared to 1998. The increase in stockholders' equity of 2.41% is attributed to the retention of earnings, net of regular dividends of $933,000 and a $1,401,000 decrease in unrealized gains on securities available for sale.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest margin increased 7.20% ($401,000) in the first nine months of 1999 compared to the first nine months of 1998. A decrease in the return on earning assets of .44%, combined with a decrease in the cost of funds of .54% (equivalent to a $6,000 increase in the net interest margin), combined with a $395,000 increase in the net interest margin due to volume increases. Decreases in the return on earning assets and cost of funds were spread across all asset and liability types. Prepayment interest penalties incurred in 1998 to refinance long-term debt of the subsidiary bank accounted for $340,000 of the $395,000 increase in the net interest margin. A schedule of the net interest margin for 1999 and 1998 is shown on page 15 as Table I.

    Noninterest income decreased $312,000 in the first nine months of 1999. Exclusive of securities gains, noninterest income increased $151,000. This increase resulted primarily from additional fees generated from the sale of investment products, credit life, accident & health, and title insurance.

    Overall, noninterest expenses increased 11.25% in 1999 compared to 1998. Salaries and employee benefits increased 21.17%. These increases can be attributed to an increase of six full-time equivalent positions in various areas of the bank; normal salary adjustments, and increases in employee benefits related to higher health insurance premiums and costs of retirement plans. Other noninterest expense decreased 1.63%. Factors contributing to this decrease include: a reduction in fees associated with year 2000 testing and remediation, reductions in advertising expense, legal & professional fees and training costs.

    Quarter Ending September 30, 1999

    Third quarter net income increased 42.74% compared to the same quarter of 1998. Prepayment penalties incurred in 1998 by the subsidiary bank to refinance long-term debt totaled $167,000, while securities gains increased $262,000 in 1999. Exclusive of these non-recurring items, earnings from operations, net of income tax expense, was virtually unchanged from 1998 to 1999.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 1999, the market value of all securities available for sale exceeded their amortized cost by $762,000 ($472,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of these securities to have a direct impact on earnings.

    The carrying value of securities available for sale and held to maturity decreased $2,136,000 during the first nine months of 1999. Of the investments in securities available for sale, 29.26% are invested in equities, which are dividend producing and most are subject to the dividend exclusion for taxation purposes. The Company believes these investments render adequate current returns and have the potential for future increases in value.

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

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In the past two and a half years, the poultry industry has suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among poults. Recently there has been a sharp improvement in grain prices and some improvement in mortality rates. However, these improvements have not been sufficient to completely offset depressed turkey prices caused by an over supply of meat. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced an increase in loan delinquencies that can be traced to these economic factors.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Loan Portfolio (Continued)

    The first nine months of 1999 resulted in a slower increase in loan portfolio, as loans grew at an annualized rate of 4.36%. This increase is significantly less than in recent years and it appears that the loan portfolio's rate of growth has been affected by increased competition from new banks entering the market area. The influx of new banks caused a substantial amount of pressure on loan rates. The Bank has chosen to attempt to retain as much of its existing loan portfolio as possible, but has not aggressively priced new loans in order to achieve short-term loan growth, at the expense of the net interest margin. In the most recent quarter, loan growth has picked back up, as loans grew at an annualized rate of 10.22%. This growth appears to be a result of an increase in overall market rates of interest, which has made the Bank's rates relatively more attractive than in recent quarters.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Loans 90 days or more past due totaled $1,744,000 at September 30, 1999 compared to $2,059,000 at December 31, 1998. Approximately 77% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. The Company had no nonaccrual or restructured loans at September 30, 1999.

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

    The allowance for loan losses of $1,085,000 at September 30, 1999 was down $77,000 from its level at December 31, 1998. The allowance was equal to .79% of total loans at September 30, 1999 and .88% at December 31, 1998. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The annualized growth of deposits in the first nine months of 1999 totaled 1.99%. Most of this growth was in savings deposits and may be attributed to customers wanting greater liquidity due to uncertainties regarding the direction of interest rates and year 2000 concerns. Deposit growth has accelerated in the most recent quarter to an annualized rate of 6.67%. This growth is primarily in the area of time deposits and appears to be related to the offering of promotional products.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Deposits and Long-Term Debt (Continued)

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 1999 balances in repo accounts total $6,746,000 and are included with short-term debt on the balance sheet.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to reduced loan demand and unattractive rates of interest offered by the FHLB, no additional funds have been borrowed in 1999. Normal repayments have totaled $2,558,000 this year.

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1999, the Company's total risk based capital and total capital to total assets ratios were 18.92% and 12.63%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in regular dividends in 1999 over those levels experienced in 1998.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Interest Rate Sensitivity (Continued)

    At September 30, 1999 the Company is in an asset sensitive position. This asset sensitive position typically produces an unfavorable contribution to earnings during a period of decreasing rates. With the largest amount of interest sensitive assets and liabilities repricing within five years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in the net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

    A summary of asset and liability repricing opportunities is shown on page 16 as Table II.

    Disclosure of Year 2000 Issues

   The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

   The Company has formed a year 2000 project team to identify information technology and non-technology systems that require modification for the year 2000. A project plan has been established with goals and target dates. The Company has completed the assessment, renovation, validation and redeployment phases of the project.

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

   The Company has developed contingency plans for implementation in the event of failure of mission critical systems. There may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

   The Company has reviewed its significant loan customers to assess the risk of increased problem loans and credit losses due to borrowers failure to adequately address year 2000 issues. Although it is not possible to quantify the potential impact of such credit losses at this time, management has designated a portion of the allowance for loan losses as an undesignated reserve, which can be used to absorb uncertainties, including year 2000 problems, within the loan portfolio.

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

Table I


                                  F & M BANK CORP.
                            NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)



                           Nine Months Ended              Nine Months Ended
                           September 30, 1999             September 30, 1998
                           ------------------             ------------------

                        Average   Income/   Rates     Average   Income/   Rates
                        Balance   Expense             Balance   Expense

Rate Related Income
   Loans 1             $132,773   $  8,747   8.78%    $127,378  $  8,751   9.16%
   Federal funds sold     2,526         92   4.86%       3,104       128   5.50%
   Bank deposits            913         28   4.09%       1,127        43   5.13%
   Investments
     Taxable             33,787      1,516   5.98%      26,856     1,261   6.26%
     Partially
       taxable 1          9,396        435   6.17%       8,476       440   6.92%
     Tax exempt 1                                          344        16   6.20%
                          -----       ----    --         -----       ---   -----

   Total Earning
     Assets             179,395     10,818   8.04%     167,285    10,639   8.48%
                      ---------     ------  -------   ---------   ------  ------


Interest Expense
   Demand deposits       20,833        349   2.23%      19,609       367   2.50%
   Savings               29,411        726   3.29%      27,148       722   3.55%
   Time deposits         69,517      2,717   5.21%      67,574     2,742   5.41%
   Other short-term
     debt                 6,762        221   4.36%       4,621       169   4.88%
   Long-term debt        20,420        837   5.47%      17,848     1,072   8.01%
                         ------       ----   ------     ------     -----  ------

   Total Interest
     Bearing
     Liabilities        146,943      4,850   4.40%     136,800     5,072   4.94%
                        -------    -------   ------   ----------   -----  ------

   Net Interest Margin 1          $  5,968                      $  5,567
                                   ========                        =====

   Net Yield on Interest
     Earning Assets 1                        4.44%                         4.44%
                                         ========                        =======

1  On a taxable equivalent basis assuming a 34% tax rate.

Table I (Contineud)
                                  F & M BANK CORP.
                           NET INTEREST MARGIN ANALYSIS
                           (Dollar Amounts in Thousands)



                         Three Months Ended               Three Months Ended
                         September 30, 1999               September 30, 1998
                         ------------------               ------------------

                       Average    Income/   Rates     Average   Income/   Rates
                       Balance    Expense             Balance   Expense

Rate Related Income
   Loans 1             $133,782   $  2,948   8.81%    $130,550  $  2,994   9.17%
   Federal funds sold       968         14   5.78%       3,675        51   5.55%
   Bank deposits            902          9   3.99%         582         8   5.50%
   Investments
     Taxable             34,249        514   6.00%      26,717       406   6.08%
     Partially
       taxable 1          9,506        137   5.76%       8,853       148   6.69%
     Tax exempt 1                                          250         4   6.40%
                          -----       ----    --         -----       ---  ------

   Total Earning
     Assets             179,407      3,622   8.08%     170,627     3,611   8.46%
                       ---------     -----   ------   ----------   -----  ------


Interest Expense
   Demand deposits       20,719        118   2.28%      19,431       120   2.47%
   Savings               30,107        250   3.32%      27,087       242   3.57%
   Time deposits         69,938        904   5.17%      69,060       947   5.49%
   Other short-term
     debt                 6,493         76   4.68%       5,272        60   4.55%
   Long-term debt        19,585        270   5.51%      18,621       462   9.92%
                         ------       ----   ------     ------       ---  ------

   Total Interest
     Bearing
     Liabilities        146,842      1,618   4.41%     139,471     1,831   5.25%
                        -------     ------   ------   --------     -----   -----

   Net Interest Margin 1          $  2,004                      $  1,780
                                  ========                         =====

   Net Yield on Interest
     Earning Assets 1                        4.47%                         4.17%
                                          =======                         =====

1  On a taxable equivalent basis assuming a 34% tax rate.

TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                              September 30, 1999
                           (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                          0 - 3   4 - 12   1 - 5   Over 5      Not
                         Months   Months   Years   Years    Classified   Total

Uses of Funds

   Loans
      Commercial         $23,565  $1,799   $9,682   $  401   $         $35,447
      Installment            41      971   15,604      821              17,437
      Real estate         2,404   11,413   51,494   17,549              82,860
      Credit cards          885                                            885
   Interest bearing
      bank deposits         738                                            738
   Investment securities    197    2,541   26,049    1,930     14,860   45,577

   Total                 27,830   16,724  102,829   20,701     14,860  182,944
                        ------   ------   -------  ------      ------  -------

Sources of Funds

   Interest bearing
      demand deposits    20,428                                         20,428
   Regular savings       29,532                                         29,532
   Certificates of
      deposit $100,000
      and over              824    4,018    1,674                        6,516
   Other certificates
      of deposit          7,740   41,426   15,225                       64,391
   Short-term borrowings  6,927                                          6,927
   Long-term borrowings                     2,845   16,451              19,296

   Total                 65,451   45,444   19,744   16,451             147,090
                         ------   ------  -------   ------     -----   -------

Discrete Gap            (37,621) (28,720)  83,085    4,250     14,860   35,854

Cumulative Gap          (37,621) (66,341)  16,744   20,994     35,854

Ratio of Cumulative
   Gap to Total
   Earning Assets        (20.56)% (36.26)%   9.15%   11.48%     19.60%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 1999. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit runoff. Loan principal repayments are included in the earliest period in which the loan matures or can reprice. Proceeds from the redemption of investments and deposits are included in the period of maturity.

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

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1997 Form 10-KSB filed March 27, 1998.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 1999.

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter
           ending September 30, 1999                                  20

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



Date   November 10, 1999