Form 10KSB
period 1999-12-31
F&M BANK CORP
filed 2000-03-30
CIK 740806

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999 Commission file number: 0-13273

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

    Issuer's revenues for its most recent fiscal year:  $16,416,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 10, 2000 - $20.63 average bid price; $20.63 average ask price.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2000 - 2,453,402

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on page 46.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                                TABLE OF CONTENTS

Part I


Item  1.  Description of Business                                        3
          General
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        5

Item  3.  Legal Proceedings                                              5

Item  4.  Submission of Matters to a Vote of Security Holders            5



Part II

Item  5.  Market for Common Equity and Related Stockholder Matters       5

Item  6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7

Item  7.  Financial Statements                                          20

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           43



Part III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act    43

Item 10.  Executive Compensation                                        44

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                    45

Item 12.  Certain Relationships and Related Transactions                46



Part IV

Item 13.  Exhibits and Reports on Form 8-K                              46

Signatures                                                              47

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

    Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the State of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993.

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

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The Bank continued to experience good loan demand throughout 1999 due to the strong local and national economies. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

    The operations of F & M Bank Corp., the Bank, TEB and FMFS are conducted in Timberville, Virginia, at offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, at Highway 33 West at Elkton Plaza, Elkton, Virginia, and at 100 Plaza Drive, Bridgewater, Virginia.

    On December 31, 1999, F & M Bank Corp., the Bank, TEB and FMFS had fifty-three full time and twenty part time employees. No one employee devotes full time services to F & M Bank Corp.

Competition

    The Bank's offices compete with approximately fifteen financial institutions. These other institutions include state and nationally chartered banks, as well as nationally chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the Town of Bridgewater, the southern portion of Rockingham County and the northwestern portion of Augusta County. Bank competition in the area of all offices is very strong.

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

    Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. F & M Bank Corp. owns an interest in the Johnson Williams Project in Berryville, Virginia which provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Housing Equity Fund of Virginia to purchase equity positions in the Housing Equity Fund of Virginia II, III and IV, and Historic Equity Fund I. These funds provide housing for low income persons throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

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

Item 2. Description of Property

    The main office of Farmers & Merchants Bank is located at 205 South Main Street in Timberville, Virginia. The building is of brick veneer construction and contains an automatic teller machine. This office is situated on 1.32 acres of land. One branch office is situated at 127 West Rockingham Street in Elkton, Virginia. This office is of brick veneer construction, includes drive in facilities and has an automatic teller machine, and is situated on one acre of land. The Broadway branch is located on the corner of Virginia Route 259 and Route 259 Alternate in Broadway, Virginia. This office is constructed primarily of concrete, steel and wood frame and contains an automatic teller machine. The office is situated on one acre of land. The Bank established a branch in the Elkton Plaza shopping center in 1989 and it is of brick veneer construction, includes drive in facilities and has an automatic teller machine. The Bank opened a facility in Bridgewater, Virginia, in 1995. The office is constructed of brick veneer, contains an automatic teller machine and is situated on a .6 acre lot at 100 Plaza Drive, Bridgewater, VA. All properties are owned by the Bank and are in good condition.

Item 3. Legal Proceedings

    Management is not aware of any pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4. Submission of Matters to a Vote of Security Holders

    F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 1999.

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

    The prices presented are bid prices, which represent prices between broker-dealers and don't include retail mark-ups and markdowns or any commission to the dealer. The prices may not reflect actual transactions and other transactions may have occurred which were not reported to the Company. Stock quotes can also be found on financial websites on the Internet by using the stock symbol "FMBM".

     The following schedule shows the range of reported trade prices and dividends per share declared for 1997 through 1999:

                                             Dividends
                                             Declared       High        Low

     1997
       1st quarter                              .073        11.67      11.00
       2nd quarter                              .087        11.92      11.00
       3rd quarter                              .097        11.67      11.17
       4th quarter                              .097        12.63      11.33

     1998
       1st quarter                              .097        12.67      11.92
       2nd quarter                              .103        16.25      12.83
       3rd quarter                              .110        16.13      15.00
       4th quarter                              .120        21.50      18.00
       Special Dividend                         .300

     1999
       1st quarter                              .12         24.50      21.00
       2nd quarter                              .13         26.50      21.00
       3rd quarter                              .13         26.50      23.00
       4th quarter                              .14         25.00      22.00


All amounts reflect a three for one stock split declared in 1998.

(b)  Stockholders

     On December 31, 1999, there were 1,183 holders of F & M Bank Corp. common stock.

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

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

OPERATIONS ANALYSIS - 1999 Compared to 1998

Overview

    The Company's net income for 1999 increased $305,630 or 8.73% from 1998 earnings. Net income per share increased from $1.43 in 1998 to $1.55 in 1999. The Company's improved earnings were due to a combination of factors summarized below. See Table I (page 16) for a five year summary of operations.

Net Interest Margins

    The net weighted interest margin on earning assets on a tax equivalent basis increased from 4.39% in 1998 to 4.52% in 1999. The Company's net yield on average earning assets of 4.52% is in line with its peer group.

    Yields on loans decreased from 9.15% in 1998 to 8.81% in 1999. Real estate loan rates decreased twenty-one basis points, while commercial and installment loans decreased forty-nine and sixty basis points, respectively, due to a general decline in rates of interest in the market. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

    Tax equivalent yields on securities decreased to 6.34% in 1999 from 6.58% in 1998. This decrease was primarily a result of a decline in market rates on all types of debt instruments. Average investments increased 12.27% from the previous year. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

    The rates paid on interest bearing deposits decreased to 4.22% in 1999 from 4.47% in 1998. Average rates decreased on all deposit types as a result of declines in general market rates. Rates on interest bearing demand, savings and time deposits decreased twenty-three, nineteen and twenty-three basis points, respectively. The improvement in the net interest margin was positively affected by an increase in the mix of interest bearing deposit liabilities that are low rate obligations (i.e. demand deposits and savings). The Bank also offers a tiered rate savings account which is designed to be an alternative to time deposits in periods of changing interest rates. This savings account rate can be changed daily and gives the Bank the ability to adjust rates quickly in response to changes in market rates.

    Also affecting the improved net interest margin was a full year of reduced interest expense on long-term debt, which resulted from refinancing at lower rates in the latter part of 1998. Borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with variable rate features. Yields on short-term debt (primarily repurchase agreements) declined forty basis points and was in line with declining market rates.

    Table II (page 17) contains a complete yield analysis for the last three years and Table III (page 18) contains the rate/volume changes in these years.

Other Income

    The Company realized gains of $1,179,883 in 1999 on the sale of corporate stocks compared with gains of $1,248,585 in 1998. A significant portion of these gains in each year has come from the sale of common stock in regional bank holding companies. These assets have been sold to reduce the concentration in both individual stocks and within the financial services industry as a whole. To diversify the portfolio, proceeds have been reinvested in a variety of holdings including healthcare, technology, utilities, retail and service businesses. Other noninterest income increased 48.60% in 1999 from 1998 levels. The increase is attributed to an increase in service charges on deposit accounts and increases in commissions from the sales of insurance and investment products.

Other Expenses

    Noninterest expense increased $433,012 or 11.16% in 1999 over 1998 levels. Salaries and employee benefits increased 17.56% due to increased staffing, normal salary increases, higher health insurance premiums and increased pension expense. Other noninterest expenses increased $47,188 (2.80%). The increase was spread over a variety of expense categories, with no single area increasing significantly. The Company's overall cost of operations relative to asset size compares favorably to its peer group.

1998 COMPARED TO 1997 OPERATIONS

    Net income in 1998 increased 16.39% over net income in 1997.

    Gains on securities transactions increased $903,323 or 261.63%. The Company continued its strategy of selectively selling common stocks that have shown sizable long-term appreciation. Other noninterest income increased 16.78% due to an increase in commissions generated from insurance, investment sales, and loan origination fees.

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

BALANCE SHEET

INVESTMENT SECURITIES

    Average balances in investment securities increased 12.27% in 1999 compared to 1998. Growth of the loan portfolio was flat through eight months of 1999 and funds generated from deposit growth were invested in the securities portfolio. The Company maintains a high level of earning assets in investment securities to provide for liquidity and as security for public indebtedness and to secure repurchase agreements. A schedule of investment securities is shown in note 4 of the consolidated financial statements.

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

Yields and Maturities

    The yields on taxable and nontaxable investments for 1999, 1998 and 1997 are shown in the yield analysis in Table II (page 17). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity           Carrying       Fair       Average
     ---------------------------            Amount        Value       Yield

     Due in one year or less               $  1,550     $  1,539      5.97%
     Due after one year through five years    2,780        2,701      6.12%
                                            -------      -------      ----

       Total                               $  4,330     $  4,240      6.07%
                                           ========     ========      ====


     Securities Available for Sale         Amortized      Fair       Average
     -----------------------------           Cost         Value       Yield

     Due in one year or less               $  1,858     $  1,839      6.12%
     Due after one year through five years   22,580       21,991      6.05%
                                            -------      -------      ----
                                             24,438       23,830      6.06%

     Equity securities                       10,811       12,339      6.45%
                                           --------     --------      ----

       Total                               $ 35,249     $ 36,169      6.18%
                                           ========      =======      ====

     Yields on tax-exempt securities and equities are stated at tax equivalent yields.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Mortgage-backed Securities

     The Company's investment in mortgage-backed securities as of December 31, 1999, is shown in the following schedule:

                                                        Book         Fair
          Issuer                                        Value        Value

     Pass through obligations
       FNMA & FHLMC                                   $     263   $     260
       GNMA                                               2,321       2,311
                                                       --------    --------

       Total                                          $   2,584   $   2,571
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

Equity Investments

     The Company has investments in common and preferred stock totaling $10,810,992 at December 31, 1999, with an estimated market value of $12,338,974. The investments include common stocks of other bank holding companies and other common stocks which were purchased with the objective of realizing capital gains. Preferred stocks of public utilities and other quality companies have been purchased to obtain competitive yields after the 70% corporate dividend exclusion. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

     The Company has invested in high quality corporate debt obligations. The estimated fair value at December 1999 of the Company's corporate bonds was $9,062,220 compared with book value of $9,361,998. The Bonds were purchased primarily as short-term investments and maturities extend to 2004.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's loan portfolio totaled $140,317,896 at December 31, 1999 compared with $132,301,709 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Company's commercial and agricultural loans increased .37% during 1999 to $31,685,756. The composition of the loans as of December 31, 1999 is shown in the following schedule:

                                            Commercial and Agricultural Loans
                                                     (In thousands)
                                            Secured by
                                            Real Estate   Other       Total

     Commercial                              $  14,029  $  8,851   $ 22,880
     Agricultural                                6,244     2,148      8,392
     Multi family residential                      414                  414
                                              --------   -------    -------

                                             $  20,687  $ 10,999   $ 31,686
                                              ========   =======    =======

     The majority of commercial loans are made to small retail and service businesses.

     The Company's mortgage loans increased 7.24% from $78,348,885 to $84,019,312 at December 31, 1999. Residential real estate loans are generally made for a period not to exceed 25 years and are secured by first deed of trust which do not exceed 95% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after 10 years. Since 1992, fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for three, five year, or seven year periods at a fixed rate or as a revolving line of credit.

     The Company's consumer installment loans increased 5.59% to $18,082,123 at December 31, 1999. Consumer loans are made for a variety of reasons, however, approximately 60% of the loans are secured by automobiles and trucks.

     The Company's market area has a stable economy, which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, this cyclical nature is offset by other stable industries in the trade area. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. A large percentage of the agricultural loans are made to poultry growers. In 1996 and 1997, the poultry industry suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. During 1998 and 1999, poultry operations improved due primarily to falling grain prices and better poultry pricing. If the above conditions return, the Company would expect greater delinquency rates and more problem loans in the future. The Company continuously monitors its loan delinquency rates.

     During 1999, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

     Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of January 2000 for Rockingham County was 1.1% compared with 2.8% for Virginia and 4.0% for the nation. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.

The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1999:

                                                 Maturity Range
                                   Less Than    1-5       Over
     Loan Type                      1 Year     Years     5 Years     Total
     ---------                     ---------   -----     -------     -----

     Commercial and

       Agricultural Loans         $   7,259  $ 15,620   $  8,807   $ 31,686
     Real Estate - mortgage             516     2,190     81,313     84,019
     Real Estate - construction       5,481                           5,481
     Consumer - installment/other     1,970    16,099      1,063     19,132
                                   --------   -------    -------    -------

       Total                      $  15,226  $ 33,909   $ 91,183   $140,318
                                   ========   =======    =======    =======


     Loans with predetermined
      rates                       $   2,231  $ 18,220   $ 13,767   $ 34,218
     Loans with variable or
       adjustable rates              12,995    15,689     77,416    106,100
                                   --------   -------    -------    -------

       Total                      $  15,226  $ 33,909   $ 91,183   $140,318
                                   ========   =======    =======    =======

NONACCRUAL AND PAST DUE LOANS

     The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments (in thousands):

                                                      December 31,
                                             ------------------------------
                                               1999       1998       1997
                                               ----       ----       ----

     Nonaccruing loans                         None       None       None
     Loans past due 90 days or more          $1,917      $2,059    $  825
     Percentage to total loans                1.37%       1.56%      .67%

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 1999 and 1998, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

POTENTIAL PROBLEM LOANS

     At December 31, 1999, management had identified loans of $2,970,634 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

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

LOAN CONCENTRATIONS

     At December 31, 1999, no industry category exceeded ten percent of total loans.

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

     The Bank has not experienced significant loan losses in any of the last three years. While 1999 losses increased relative to prior years, the loss rate of .16% of average loans outstanding is still below the Company's peer group. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

     A summary of the activity in the allowance for loan losses for 1999, 1998, and 1997 follows:

                                             1999        1998        1997
                                             ----        ----        ----

     Balance at beginning of period      $1,162,176  $1,120,749  $1,003,371
                                          ---------    ---------   ---------

     Provision charged to expenses          140,000     110,000     180,000
                                          ---------    --------    --------

     Loan losses:
       Commercial                           107,280       3,551       9,635
       Installment                          149,357     169,866      91,510
       Real estate                            2,384


       Total loan losses                    259,021     173,417     101,145
                                          ---------    --------    --------

     Recoveries:
       Commercial                             5,381       6,819       7,213
       Installment                           39,454      98,025      31,310
       Real Estate                            2,272


       Total recoveries                      47,107     104,844      38,523
                                          ---------    --------    --------

     Net loan losses                        211,914      68,573      62,622
                                          ---------    --------    --------

     Balance at end of period            $1,090,262  $1,162,176  $1,120,749
                                          =========   =========   =========

     Allowance for loan losses
       as a percentage of loans              .78%        .88%         .91%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                     .16%        .05%         .05%

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

    The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                       At December 31
                                         ------------------------------------------------
                            1999                             1998                    1997
                       ------------------               ------------------      ------------

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

                                       (Dollars in Thousands)


     Commercial   $   327     30%     26%     $  392      34%      27%        $   376    34%       22%
     Real estate
       mortgage       327     30      60         350      30       59             370    33        64
     Installment      273     25      14         260      22       14             255    22        14
     Unallocated      163     15                 160      14                      120    11
                    -----     --     ---     -------     ---     ----         -------   ---       ---

       Total      $ 1,090    100%    100%    $ 1,162     100%     100%        $ 1,121   100%      100%
                   ======    ===     ===      ======     ===      ===          ======   ===       ===

DEPOSITS

     The Bank recognized an increase in year-end deposits in 1999 of 3.23%. The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 totaled $ 7,381,162 at December 31, 1999. The maturity distribution of these certificates is as follows:

                 Less than 3 months      $  947,906
                 3 to 12 months           4,332,614
                 1 year to 5 years        2,100,642
                                          ---------

                   Total                 $7,381,162
                                          =========

STOCKHOLDERS' EQUITY

    Total stockholders' equity increased $1,207,926 or 5.02% in 1999. Earnings retained from operations were the primary source of the increase. As of December 31, 1999, the book value per share was $10.30 compared to $9.80 as of December 31, 1998. Dividends are paid to the stockholders on a quarterly basis in uniform amounts, unless unexpected fluctuations in net income indicate a change to this policy is needed.

    Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 1999, the Company had Tier I capital of 17.66% of risk weighted assets and combined Tier I and II capital of 18.44% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

    In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 1999, the Company reported a leverage ratio of 12.65%. The Bank's leverage ratio was also above the minimum.

SHORT-TERM BORROWINGS

    The information concerning short-term borrowings is shown in Note 9 to the financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

    Liquidity as of December 31, 1999 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 1999, the Bank used maturing investments, deposit growth and an increase in short-term debt to meet its liquidity needs. The Bank was a seller of federal funds for most of 1999. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

    There are no off-balance-sheet items that will impair future liquidity.

    Table IV (page 19) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 1999.

    At December 31, 1999, the Company had a cumulative Gap Rate Sensitivity Ratio of 22.44% for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well-capitalized community bank operating in a rural environment.

Table I

                                        F & M BANK CORP.
                                   SELECTED OPERATING INFORMATION

                                      Years Ending December 31,
                               -----------------------------------------------
                             (In Thousands, Except per Share Information)
                             1999      1998      1997       1996      1995

CONDENSED STATEMENTS OF
   INCOME AND DIVIDENDS

   Interest and Dividend
     Income               $   14,321 $  14,147 $  13,532 $  12,505  $ 11,136
   Interest Expense            6,475     6,931     6,319     6,076     5,515
                             -------    -------   -------   -------   -------

   Net Interest Income         7,846     7,216     7,213     6,429     5,621
   Provision for Loan Losses     140       110       180       226       164

   Net Interest Income after

     Provision for Loan Losses 7,706     7,106     7,033     6,203     5,457
   Noninterest Income          2,095     1,865       873       661       947
   Noninterest Expenses        4,313     3,880     3,568     3,410     3,333
                             -------    -------   -------   -------   -------

   Income before Income
     Taxes                     5,488     5,091     4,338     3,454     3,071
   Income Tax Expense          1,682     1,590     1,330     1,013       955
                             -------    -------   -------   ------    ------

   Net Income               $  3,806  $  3,501  $  3,008  $  2,441  $  2,116
                             =======   =======   =======   =======   =======

   Total Assets at Year
     End                    $195,338  $191,495  $173,810  $166,511  $152,301
                             =======   =======   =======   =======   =======

PER SHARE INFORMATION

   Net Income Per Share     $   1.55  $   1.43  $   1.22  $   1.00  $    .87
   Dividends Per Share      $    .52  $    .73  $    .35  $    .29  $    .27
   Book Value Per Share     $  10.30  $   9.80  $   9.33  $   7.79  $   7.00


FINANCIAL STATEMENT RATIOS

   Return on Average
     Assets 2                   1.96%     1.94%     1.77%    1.54%     1.49%
   Return on Average
     Equity 2                  15.47%    15.00%    14.44%   13.58%    13.15%
   Dividend Payout Ratio       33.55%    51.22%    28.89%   28.79%    30.79%
   Average Equity to Average
     Assets Ratio 2            12.65%    12.97%    12.22%   11.34%    11.34%

1 Reflects adjustments for three for one stock split declared in 1998. 2 Ratios are primarily based on daily average balances.

Table II

                                    F & M BANK CORP.
                        NET INTEREST INCOME/RATES EARNED AND PAID
                          (On a fully taxable equivalent basis)
                                (In thousands of dollars)
                                  1999                        1998                         1997
                                  ----                        ----                         ----
                                          Average                       Average                      Average
                                          Rates                          Rates                        Rates
                                 Income/  Earned/             Income/   Earned/             Income/  Earned/
ASSETS                 Average   Expense  Paid    Average     Expense    Paid     Average   Expense   Paid

Loans:
   Commercial 1        $ 35,799 $  3,147   8.79%  $ 33,921   $  3,148    9.28%   $ 29,518 $  2,791    9.46%
   Real estate 1         80,693    6,944   8.61     78,072      6,889    8.82      73,499    6,491    8.83
   Installment 1         17,131    1,681   9.81     16,226      1,689   10.41      14,427    1,514   10.49
                       --------  -------   ----    -------    -------   -----     -------  -------   -----

   Total Loans          133,623   11,772   8.81    128,219     11,726    9.15     117,444   10,796    9.19

Investment securities:
   Fully taxable 3       32,530    1,983   6.10     27,794      1,707    6.14      33,196    2,147    6.47
   Partially Taxable 2,3  8,278      605   7.31      8,235        663    8.05       7,460      645    8.65
   Nontaxable 2,3                                      320         20    6.25         372       23    6.18
                       --------   ------   ----    -------     ------   -----     -------  -------   -----
   Total Investment
     Securities          40,808    2,588   6.34     36,349      2,390    6.58      41,028    2,815    6.86

Interest bearing deposits
   in banks                 893       38   4.26      1,777         82    4.61         546       28    5.13
Federal funds sold        2,135      105   4.92      3,415        182    5.33       1,968      108    5.49
                       --------   ------   ----    -------      -----   -----     -------   ------    ----

   Total Earning Assets 177,459   14,503   8.17    169,760     14,380    8.47     160,986   13,747    8.54
                                 -------   ----    -------     ------   -----               ------    ----
Allowance for loan
   losses                (1,109)                    (1,174)                        (1,086)
Nonearning assets        18,085                     11,420                         10,412
                         ------                     ------                         ------

   Total Assets        $194,435                   $180,006                       $170,312
                        =======                   =========                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
     bearing           $ 20,771  $   467   2.25   $ 19,552        485    2.48    $ 19,666      495     2.52
   Savings               29,532      975   3.30     27,286        953    3.49      28,005      999     3.57
   All other time
     deposits            69,964    3,637   5.20     68,362      3,713    5.43      65,732    3,550     5.40
                        -------  -------   ----    -------     ------    ----     -------   ------     -----

   Total Deposits       120,267    5,079   4.22    115,200      5,151    4.47     113,403    5,044     4.45

Short-term debt           6,726      301   4.48      5,159        252    4.88       3,306      163     4.93
Long-term debt           20,010    1,095   5.47     18,824      1,529    8.12      17,065    1,112     6.52
                        -------   ------   ----    -------     ------    ----     -------   ------     ----

   Total Interest Bearing
     Liabilities        147,003    6,475   4.40    139,183      6,932    4.98     133,774    6,319     4.72
                                  ------   ----                ------    ----               ------     ----
Noninterest bearing
  deposits               16,618                     14,813                         13,101
Other liabilities         6,211                      2,668                          2,608
                        -------                    -------                        -------

   Total Liabilities    169,832                    156,664                        149,483

Stockholders' equity     24,603                     23,342                         20,829
                        ------                      ------                         ------

   Total Liabilities
     and Stockholders'
     Equity            $194,435                   $180,006                       $170,312
                        =======                    =======                        =======
   Net Interest Earnings        $  8,028                     $  7,448                      $ 7,428
                                 =======                      =======                       ======
   Net Yield on Interest
     Earning Assets                        4.52%                         4.39%                         4.61%
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

Table III

                                F & M BANK CORP.

             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)

                            (In thousands of dollars)

                            1999 Compared to 1998             1998 Compared to 1997
                         -----------------------------        ---------------------
                             Increase (Decrease)               Increase (Decrease)

                         Due to Change in:    Total      Due to Change in:      Total
                         Average  Average    Increase    Average    Average    Increase
                         Volume    Rate     (Decrease)   Volume      Rate      (Decrease)

Interest income:
   Loans:
     Commercial          $ 174   $ (175)       (1)       $ 416     $ (59)       $ 357
     Real estate           231     (176)       55          404        (6)         398
     Installment            94     (102)       (8)         189       (14)         175
                          ----    ------    ------       ----      -----         ----

   Total loans             499     (453)       46        1,009       (79)         930

   Investment securities:
     Fully taxable         291      (15)      276         (350)      (90)       (440)
     Partially taxable       3      (61)      (58)          67       (49)         18
     Nontaxable            (20)               (20)          (3)        0          (3)
                          -----   -----     ------       -----      ----         ----

   Total investment
     securities            274      (76)      198         (286)     (139)       (425)

   Interest bearing
     deposits in banks     (41)      (3)      (44)          63        (9)         54
   Federal funds sold      (68)      (9)      (77)          79        (5)         74
                          -----   ------    ------        ----     ------       ----

   Total Interest Income $ 664   $ (541)   $  123        $ 865     $(232)      $ 633
                          ====   ======     =====         ====     =====        ====

Interest expense:
   Deposits:
     Demand              $  30   $  (48)   $  (18)       $  (3)    $  (7)      $ (10)
     Savings                78      (56)       22          (26)      (20)        (46)
     All other time
       deposits             87     (163)      (76)         143        20         163

   Total deposits          195     (267)      (72)         114        (7)        107

   Short-term debt          76      (27)       49           91        (2)         89
   Long-term debt           96     (530)     (434)         115       302         417
                          ----    ------   ------         ----      ----        ----

   Total Interest
     Expense             $ 367   $ (824)   $ (457)       $ 320     $ 293       $ 613
                          ====    =====     =====         ====      ====        ====

NOTES: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference in the total change and the volume change.

Table IV

                                         F & M BANK CORP.
                                  INTEREST SENSITIVITY ANALYSIS
                                    (In Thousands of Dollars)

                                        December 31, 1999

                         1-90    91-365     1-5    Over 5      Not
                         Days     Days     Years    Years  Classified Total

Uses of Funds

Loans:
   Commercial           $4,750   $3,318   $16,336  $7,282   $       $31,686
   Consumer installment     86      868    16,099   1,063            18,116
   Consumer real estate  5,629   13,272    52,701  17,898            89,500
   Credit cards          1,016                                        1,016
                         -----    -----     -----   -----    -----   ------

   Total Loans          11,481   17,458    85,136  26,243           140,318

Interest bearing

   bank deposits           462                                          462

Investment Securities             3,389    24,771            16,262  44,422
                         -----    -----    ------   -----    ------  ------

   Total                11,943   20,847   109,907   26,243   16,262 185,202

Sources of Funds

Deposits:
   Interest bearing
     demand deposits              6,072     9,074    6,003           21,149
   Savings                        5,913    11,826   11,827           29,566
   Certificates of
     deposit $100,000
     and over              948    4,333     1,426      674            7,381
   Other certificates
     of deposit         13,015   36,352    14,587      264           64,218
                         ------   ------   ------    -----    -----   ------

   Total Deposits       13,963   52,670    36,913   18,768          122,314

Short-term debt          7,719                                        7,719
Long-term debt                              2,711   15,837           18,548
                         -----    -----    -----    ------   -----   ------

   Total                21,682   52,670    39,624   34,605          148,581

Discrete Gap            (9,739) (31,823)   70,283   (8,362)  16,262  36,621

Cumulative Gap          (9,739) (41,562)   28,721   20,359   36,621

Ratio of Cumulative Gap
   to Total Earning
   Assets                (5.26)% (22.44)%   15.51%   10.99%   19.77%

Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1999. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                Page

Independent Auditors' Report                                     21

Consolidated Balance Sheets as of December 31, 1999 and 1998     22

Consolidated Statements of Income - Years Ended December 31,
   1999, 1998, and 1997                                          23

Consolidated  Statements  of  Changes  in  Stockholders'
  Equity  - Years  Ended December 31, 1999, 1998, and 1997       24

Consolidated Statements of Cash Flows - Years Ended
  December 31, 1999, 1998, and 1997                              25

Notes to Consolidated Financial Statements                     26 - 42

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, comprehensive net income and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                      S. B. Hoover & Company, L.L.P.



January 25, 2000
Harrisonburg, Virginia

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
ASSETS                                                 1999          1998
                                                  --------------  -------

Cash and due from banks (note 3)                   $ 4,799,546  $ 4,198,472
Interest bearing deposits                              462,127    2,144,938
Federal funds sold                                                2,436,000
Securities -
   Held to maturity - fair value of $4,240,013
     in 1999 and $9,820,919 in 1998 (note 4)         4,329,863    9,714,876
   Available for sale (note 4)                      36,168,625   33,941,033
   Other investments (note 4)                        3,923,097    2,700,682

Loans (note 5)                                     140,317,896  132,301,079
   Less allowance for loan losses (note 6)          (1,090,262)  (1,162,176)
                                                    -----------  ----------

   Net Loans                                       139,227,634  131,138,903

Bank premises and equipment, net (note 7)            3,158,371    2,080,298
Other real estate                                      426,128      472,128
Interest receivable                                  1,372,707    1,351,812
Other assets                                         1,470,155    1,316,020
                                                    ----------    ---------

   Total Assets                                   $195,338,253 $191,495,162
                                                  ===========   ===========

LIABILITIES

Deposits:
   Noninterest bearing                             $17,192,876  $16,232,131
   Interest bearing:
     Demand                                         15,009,191   14,665,408
     Money market accounts                           6,140,163    5,547,034
     Savings                                        29,565,654   27,443,491
     Time deposits over $100,000 (note 8)            7,381,162    6,941,598
     All other time deposits (note 8)               64,217,906   64,309,689
                                                    ----------   ----------

   Total Deposits                                  139,506,952  135,139,351

Short-term debt (note 9)                             7,719,369    7,155,227
Accrued liabilities                                  4,277,260    3,268,543
Long-term debt (note 10)                            18,548,276   21,853,571
                                                    ----------   ----------

   Total Liabilities                               170,051,857  167,416,692
                                                   -----------  -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 3,000,000 shares authorized,
   2,455,962 shares issued and outstanding          12,279,810   12,279,810
Capital surplus                                        868,132      866,694
Retained earnings (note 16)                         11,587,061    9,057,266
Accumulated other comprehensive income                 551,393    1,874,700
                                                    ----------    ---------

   Total Stockholders' Equity                       25,286,396   24,078,470
                                                    ----------   ----------

   Total Liabilities and Stockholders' Equity     $195,338,253 $191,495,162
                                                   ===========  ===========

        The accompanying notes are an integral part of this statement.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                             1999         1998       1997
                                        -------------------------- ------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans             $11,740,753  $11,695,691  $10,778,088
   Interest on deposits and federal
     funds sold                               143,132      264,235      135,835
   Interest on debt securities - taxable    1,904,852    1,670,354    2,198,515
   Interest on debt securities - nontaxable                 13,083       15,212
   Dividends on equity securities             532,173      503,911      404,082
                                             --------     --------     --------

   Total Interest and Dividend Income      14,320,910   14,147,274   13,531,732
                                           ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on demand deposits                467,082      484,254      494,549
   Interest on savings deposits               974,507      953,291      999,314
   Interest on time deposits over $100,000    312,233      317,374      247,949
   Interest on all other time deposits      3,324,936    3,395,708    3,301,664
                                            ---------    ---------    ---------

   Total interest on deposits               5,078,758    5,150,627    5,043,476
   Interest on short-term debt                301,216      251,889      163,478
   Interest on long-term debt               1,095,059    1,529,009    1,112,146
                                            ---------     ---------   ---------

   Total Interest Expense                   6,475,033    6,931,525    6,319,100
                                            ---------    ---------    ---------

NET INTEREST INCOME                         7,845,877    7,215,749    7,212,632
                                            ---------    ---------    ---------

PROVISION FOR LOAN LOSSES (note 6)            140,000      110,000      180,000
                                             --------     --------     --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                7,705,877    7,105,749    7,032,632
                                           ---------     ---------    ---------

NONINTEREST INCOME:
   Service charges on deposit accounts        470,623      419,904      400,192
   Insurance and other commissions            145,007       19,857       15,268
   Other operating income                     300,227      176,557      112,307
   Gain on security transactions (note 4)   1,179,683    1,248,585      345,262
                                            ---------    ---------     --------

   Total Noninterest Income                 2,095,540    1,864,903      873,029
                                            ---------    ---------     --------

NONINTEREST EXPENSES:
   Salaries                                 1,972,167    1,749,640    1,563,488
   Employee benefits (note 12)                611,060      447,763      478,516
   Occupancy expense                          201,983      188,340      168,785
   Equipment expense                          254,220      254,402      285,715
   Other operating expenses                 1,273,926    1,240,199    1,071,848
                                            ---------    ---------    ---------

   Total Noninterest Expenses               4,313,356    3,880,344    3,568,352
                                            ---------    ---------    ---------

   Income before Income Taxes               5,488,061    5,090,308    4,337,309

INCOME TAX EXPENSE (note 11)                1,681,856    1,589,733    1,329,766
                                            ---------    ---------    ---------

   NET INCOME                              $3,806,205   $3,500,575   $3,007,543
                                            =========    =========    =========

PER SHARE DATA
   NET INCOME                              $     1.55   $     1.43    $    1.22
                                            =========     ========    ========

   CASH DIVIDENDS                          $      .52   $      .73    $     .35
                                            =========     ========     ========

COMMON SHARES OUTSTANDING 1                 2,454,250    2,455,962    2,455,962
                                            =========    =========    =========

1  Restated to reflect three for one stock split in 1998.


        The accompanying notes are an integral part of this statement.



                                F & M BANK CORP.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    Accumulated
                                                                      Other
                               Common      Capital     Retained    Comprehensive
                               Stock       Surplus     Earnings      Income         Total

BALANCE - December 31,
    1996                    $ 4,093,270  $ 866,694   $13,396,313    $ 769,595    $19,125,872
Comprehensive Income:
   Net income                                          3,007,543                   3,007,543
   Net change in unrealized
     appreciation on
     securities available
     for sale (note 2(k))                                           1,636,272      1,636,272

Comprehensive Income                                                               4,643,815

Dividends on common stock                               (867,773)                   (867,773)
                             ----------   --------    ----------    ---------     ----------

BALANCE - December 31,
    1997                      4,093,270    866,694    15,536,083    2,405,867     22,901,914

Comprehensive Income:
   Net income                                          3,500,575                   3,500,575
   Net change in unrealized
     appreciation on
     securities available for
     sale (note 2(k))                                                (531,167)      (531,167)
                                                                                  ----------

Comprehensive Income                                                               2,969,408

Dividends on common stock                             (1,792,852)                 (1,792,852)
Stock split effected in the
   form of a dividend
   (1,637,308 shares)         8,186,540               (8,186,540)
                             ----------   --------    ----------   ----------     ----------

BALANCE - December 31,
    1998                     12,279,810    866,694     9,057,266    1,874,700     24,078,470

Comprehensive Income:
   Net income                                          3,806,205                   3,806,205
   Net change in unrealized
     appreciation on
     securities available
     for sale (note 2(k))                                          (1,323,307)    (1,323,307)
                                                                                  ----------

Comprehensive Income                                                               2,482,898

Dividends on common stock                             (1,276,410)                 (1,276,410)
Shares repurchased
  (2,655 shares)                (13,275)   (46,352)                                  (59,627)
Shares sold to ESOP
  (2,655 shares)                 13,275     47,790                                    61,065
                             ----------   --------    ----------    ---------     ----------

BALANCE - December 31,
    1999                    $12,279,810  $ 868,132   $11,587,061   $  551,393    $25,286,396
                             ==========   ========    ==========    =========     ==========

        The accompanying notes are an integral part of this statement.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                             1999          1998        1997
                                        ----------------------------   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $3,806,205   $3,500,575   $3,007,543
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Gain on sale of securities          (1,179,683)  (1,248,585)    (345,262)
       Depreciation                           218,134      212,687      256,495
       Amortization of security premiums      198,559      155,898       92,415
       Provision for loan losses              140,000      110,000      180,000
       Provision for deferred taxes             9,410      (35,407)     (32,140)
       (Increase) decrease in interest
         receivable                           (20,895)     (74,546)      34,379
       Increase in other assets              (154,134)    (147,721)    (325,233)
       Increase (decrease) in accrued
         expenses                             386,151      214,860      (86,600)
       Amortization of limited partnership
         investments                          121,685       81,965       94,127
       Other noncash expenses                               15,208       25,807
       Gain on sale of land                                 (9,702)
                                           ----------   ----------    ---------
   Net Cash Provided by Operating
     Activities                             3,525,432    2,775,232    2,901,531
                                           ----------   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest
     bearing bank deposits                  1,682,811   (1,317,478)      26,646
   Net (increase) decrease in federal
     funds sold                             2,436,000     (181,000)   1,142,000
   Proceeds from maturities of securities
     held to maturity                       4,436,157   13,206,462   10,724,026
   Proceeds from maturities of securities
     available for sale                    12,349,066    6,393,226    3,193,936
   Proceeds from sales of securities
     available for sale                     3,764,619    7,319,842    7,326,099
   Purchases of securities held to
     maturity                              (1,523,000)  (5,438,377)  (5,949,245)
   Purchases of securities available
     for sale                             (16,827,648) (25,390,932)  (8,767,821)
   Purchase of other securities                (1,500)    (999,150)    (187,488)
   Net increase in loans                   (8,228,731)  (9,225,487) (11,516,933)
   Purchase of property and equipment      (1,296,207)    (319,803)    (203,173)
   Construction in progress payments                       (90,332)
   Purchase of other real estate                                       (427,067)
   Proceeds from sales of equipment                                       9,500
   Sale of other real estate                                10,641
                                           ----------  -----------   ----------

   Net Cash Used in Investing Activities   (3,208,433) (16,032,388)  (4,629,520)
                                           ----------  -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and savings
     deposits                               4,036,901    2,825,773      579,339
   Net increase in time deposits              347,781    5,962,403    1,173,241
   Net increase in short-term debt            430,322    1,951,128    2,088,511
   Dividends paid in cash                  (1,227,072)  (1,735,547)    (810,468)
   Proceeds from long-term debt                         23,714,053    2,000,000
   Payments to repurchase common stock        (59,627)
   Proceeds from issuance of common stock      61,065
   Repayments of long-term debt            (3,305,295) (18,836,583)  (3,296,061)
                                           ----------  -----------   ----------

   Net Cash Provided by Financing Activities  284,075   13,881,227    1,734,562
                                           ----------  -----------   ----------

Net Increase  in Cash and Cash Equivalents    601,074      624,071        6,573

Cash and Cash Equivalents, Beginning of
  Year                                      4,198,472    3,574,401    3,567,828
                                           ----------   ----------   ----------

Cash and Cash Equivalents, End of Year    $ 4,799,546  $ 4,198,472  $ 3,574,401
                                           ==========   ==========   ==========
Supplemental Disclosure:
   Cash paid for:
     Interest expense                     $ 6,467,192  $ 6,883,142  $ 6,324,663
     Income taxes                           1,345,000    1,595,000    1,370,180

Noncash Transactions
   The Company financed purchases of its interests in limited partnerships in 1999 and 1998 through the incurrence of debt totaling $1,498,500 and $969,309, respectively.

        The accompanying notes are an integral part of this statement.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    NATURE OF OPERATIONS:

          F & M Bank Corp. ("Company"), through its subsidiary Farmers & Merchants Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham County, Virginia, and the adjacent counties of Page, Shenandoah and Augusta. Services are provided at five branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.

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

          (d)Investment Securities

             Management reviews the securities portfolio and classifies all securities as either held to maturity or available for sale at the date of acquisition. Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as a part of other accumulated comprehensive income. Also included in securities available for sale are marketable equity securities.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (d)Investment Securities (Continued)

             Interest, amortization of premiums and accretion of discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined on the specific identification method.

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

          (g)Bank Premises and Equipment

             Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods. The ranges of the useful lives of the premises and equipment are as follows:

                 Buildings and Improvements     10 - 40 years
                 Furniture and Fixtures          5 - 20 years

             Maintenance,   repairs,  and  minor  improvements  are  charged  to
             operations as incurred. Gains and losses on dispositions are reflected in other income or expense.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (h)Pension Plans

             Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, reflecting the actual return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset.

          (i)Income Taxes

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

          (j)Earnings Per Share

             Earnings per share are based on the weighted average number of shares outstanding. Prior period per share amounts have been restated to reflect the 1998 stock split.

          (k)Comprehensive Income

             The Corporation adopted SFAS 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Corporation's net income or shareholders' equity.

             The components of other comprehensive income and related tax effects are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                              1999        1998        1997
                                              ----        ----        ----
                                                     (In thousands)
             Unrealized holding gains
                 (losses) on available-
                 for-sale securities      $   (915,573) $   388,325 $ 2,980,100

             Reclassification adjustment
                 for gains realized in
                 income                     (1,179,683)  (1,248,585)   (345,262)

             Net Unrealized Gains (Losses)  (2,095,256)    (860,260)  2,634,838
             Tax effect                        771,949      329,093    (998,566)
                                              --------     --------    --------

             Net Change                   $ (1,323,307) $  (531,167) $1,636,272

NOTE 3    CASH AND DUE FROM BANKS:

          The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $736,000 and $659,000 for the years ended December 31, 1999 and 1998, respectively.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES:

          The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized Unrealized     Fair
                                 Cost         Gains      Losses      Value

          December 31, 1999
          U. S. Treasuries
            and Agencies       $2,468,607  $           $  25,194   $2,443,413
          Mortgage-backed
            obligations of
            federal agencies       79,696                    316       79,380
          Corporate bonds       1,781,560                 64,340    1,717,220
                                ---------   --------    --------    ---------

            Total Securities
              Held to Maturity $4,329,863  $           $  89,850   $4,240,013
                                =========   ========    ========    =========

          December 31, 1998
          U. S. Treasuries
            and Agencies       $4,985,921  $  44,231   $           $5,030,152
          Mortgage-backed
            obligations of
            federal agencies    1,220,365     11,595       2,330    1,229,630
          State and municipals    250,000         58                  250,058
          Corporate bonds       3,258,590     52,489                3,311,079
                                ---------   --------   ---------    ---------

            Total Securities
              Held to Maturity $9,714,876  $ 108,373   $   2,330   $9,820,919
                                =========   ========    ========    =========

          The amortized cost and fair value of securities available for sale are as follows:

          December 31, 1999
          U.S. Agencies       $14,273,511  $           $ 360,181  $13,913,330
          Mortgage-backed
            obligations of
            federal agencies    2,584,194      7,480      20,353    2,571,321
          Marketable equities  10,810,992  2,433,176     905,194   12,338,974
          Corporate bonds       7,580,438                235,438    7,345,000
                                ---------   --------    --------    ---------

            Total Securities
              Available for

              Sale            $35,249,135 $2,440,656  $1,521,166  $36,168,625
                               ==========  =========   =========   ==========

          December 31, 1998
          U.S. Agencies       $13,848,879 $   37,887   $     780  $13,885,986
          Mortgage-backed
            obligations of
            federal agencies    3,869,491     15,685       2,040    3,883,136
          Marketable equities   7,604,938  3,019,825     134,980   10,489,783
          Corporate bonds       5,602,341     79,787                5,682,128
                                ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale            $30,925,649 $3,153,184   $ 137,800  $33,941,033
                               ==========  =========   ========    ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          The amortized cost and fair value of securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Securities Held       Securities Available
                                   to Maturity               for Sale
                              ----------------------------------------------
                               Amortized     Fair      Amortized     Fair
                                  Cost       Value       Cost        Value

          Due in one year or
            less               $1,550,038  $1,538,733  $1,857,554  $1,838,561
          Due after one year
            through five years  2,779,825   2,701,280  22,580,589  21,991,090

            Total               4,329,863   4,240,013  24,438,143  23,829,651

          Marketable equities                          10,810,992  12,338,974
                                ---------   ---------  ----------  ----------

                               $4,329,863  $4,240,013 $35,249,135 $36,168,625
                                =========   =========  ==========  ==========


          Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 1999, 1998 or 1997. Realized gains and losses on marketable equity transactions are summarized below:

                                            1999        1998         1997
                                          -------     -------       ------

          Gains                           $1,239,207  $1,579,042  $ 461,136
          Losses                              59,524     330,457    115,874
                                           ---------   ---------   --------

            Net Gains                     $1,179,683  $1,248,585  $ 345,262
                                           =========   =========   ========


          The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $13,836,267 at December 31, 1999 and $13,563,958 at
          December 31, 1998.

          There were no state or political subdivision obligations of a single issuer that exceeded 10% of stockholders' equity at December 31, 1999, 1998 or 1997.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          Other investments consist of investments in six low-income housing partnerships (carrying basis of $2,873,490) and stock in the Federal Home Loan Bank, Community Bankers Bank, Federal Reserve Bank,
          Shenandoah Title, LLC and Virginia Bankers' Insurance Center, LLC (carrying basis of $1,049,607). The interests in the low-income housing partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 1999.

          At December 31, 1999, the Company was committed to invest additional $2,467,809 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and as an accrued liability on the balance sheet.

NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                       1999          1998
                                                      ------        ------
          Real Estate

            Construction                           $ 5,481,073    $ 4,375,669
            Mortgage                                84,019,312     78,348,885
          Commercial and agricultural               31,685,756     31,567,617
          Installment                               18,082,123     17,125,279
          Credit cards                               1,015,866        831,814
          Other                                         33,766         51,815
                                                    ----------     ----------

            Total                                 $140,317,896   $132,301,079
                                                   ===========    ===========

          The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $22,033,948 and $24,246,293 as of December 31, 1999 and 1998, respectively.

NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             1999        1998       1997
                                           ------------------------ ------

          Balance, beginning of year     $1,162,176  $1,120,749  $1,003,371
          Provision charged to operating
             expenses                       140,000     110,000     180,000
          Loan recoveries                    47,107     104,844      38,523
          Loans charged off                (259,021)   (173,417)   (101,145)
                                          ---------   ----------   --------

            Balance, End of Year         $1,090,262  $1,162,176  $1,120,749
                                          =========   =========   =========

          Percentage of gross loans             .78%        .88%        .91%

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                   1999          1998
                                                  ------        ------

          Construction in progress              $           $    90,332
          Land                                      480,651     480,651
          Buildings and improvements              2,818,590   1,954,531
          Furniture and equipment                 2,558,613   2,110,885
                                                 ----------  ----------

                                                  5,857,854   4,636,399
          Less - accumulated depreciation        (2,699,483) (2,556,101)
                                                 ----------  ----------


             Net                                $ 3,158,371 $ 2,080,298
                                                 ==========  ==========


          Provisions for depreciation of $218,134 in 1999, $212,687 in 1998 and $256,495 in 1997 were charged to operations.

NOTE 8    DEPOSITS:

          At December 31, 1999, the scheduled maturities of time deposits are as follows:

                   2000                         $54,825,367
                   2001                           8,333,688
                   2002                           3,037,372
                   2003                           4,276,930
                   2004                           1,125,711
                                                 ----------

                     Total                      $71,599,068
                                                 ==========


NOTE 9    SHORT-TERM DEBT:

          Short-term debt information is summarized as follows:

                                                             Weighted
                             Maximum   Outstanding   Average  Average  Year End
                         Outstanding at    at        Balance  Interest Interest
                          Any Month End Year End  Outstanding 1 Rate     Rate

          1999

          Treasury, tax
            and loan        $ 26,246    $  17,081   $ 22,214    n/a     n/a

          Federal funds
            purchased      1,072,000      963,000    136,827    5.66%   5.77%
          Notes payable      116,739      116,739      9,598    8.00%   8.00%
          Securities sold
            under agreements
            to repurchase  7,762,956    6,622,549  6,557,376    4.46%   4.88%
                           ---------    ---------  ---------   -----   -----

          Totals                       $7,719,369 $6,726,015    4.47%   5.03%
                                        =========  =========   =====   =====

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    SHORT-TERM DEBT (CONTINUED):

                                                               Weighted
                            Maximum     Outstanding  Average   Average  Year End
                         Outstanding at     at       Balance   Interest Interest
                          Any Month End  Year End  Outstanding 1  Rate    Rate

          1998
          Treasury, tax
            and loan        $ 661,833   $          $  73,505     7.98%    n/a
          Federal funds
            purchased         304,000                 11,244     5.88%    n/a
          Notes payable       344,753                 50,542     7.75%    n/a
          Securities sold
            under agreements
            to repurchase   7,155,227   7,155,227  5,099,700     4.82%   4.31%
                            ---------   ---------  ---------     ----    ----

          Totals                       $7,155,227 $5,234,991     4.81%   4.31%
                                        =========  =========     ====    ====


          1997
          Treasury, tax
            and loan      $1,402,834   $1,300,663 $  332,603     4.52%   5.25%

          Federal funds
            purchased      2,577,000                  81,512     5.75     n/a
          Notes payable      477,220                  55,642     7.74     n/a
          Securities sold under
            agreements to
            repurchase     3,903,436    3,903,436  2,892,035     4.98    4.91
                           ---------    --------- ----------    -----    ----

          Totals                       $5,204,099 $3,361,792     4.86%  5.00%
                                        =========  =========      ====  ====


          1 Based on daily amounts outstanding

          The Bank issues repurchase agreements to commercial customers desiring short-term investments. These agreements are issued on a daily basis and are secured by United States Agency obligations and corporate bonds. The market value of these securities approximates their carrying value.

          As of December 31, 1999, the Company had lines of credit with correspondent banks totaling $8,585,000, which are used in the management of short-term liquidity. All securities sold under agreements to repurchase are under the Company's control.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10   LONG-TERM DEBT:

          Advances from the Federal Home Loan Bank of Atlanta (FHLB) were zero in 1999 and $8,000,000 in 1998. The interest rates on the notes payable are fixed at the time of the advance and range from 5.05% to 5.96%; the weighted average interest rate is 5.47% at December 31, 1999. During 1998 the Company paid $392,729 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 1998 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

          Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,095,059, $1,529,009 and $1,112,146 was incurred on these debts in 1999, 1998, and 1997, respectively. The maturities of long-term debt as of December 31, 1999 are as follows:

             2000                                 $ 3,162,438
             2001                                   2,922,438
             2002                                   2,842,438
             2003                                   2,688,384
             2004                                   2,226,222
             Thereafter                             4,706,356
                                                    ---------

             Total                                $18,548,276
                                                   ==========


NOTE 11   INCOME TAX EXPENSE:

          The components of the income tax expense are as follows:

                                             1999        1998         1997
                                         ------------------------   ------
          Current expense
            Federal                       $1,626,377  $1,552,168  $1,341,529
            State                             46,069      72,972      20,377
          Deferred expense
            Federal                            9,410     (35,407)    (32,140)
                                            --------    ---------   --------

            Total Income Tax Expense      $1,681,856  $1,589,733  $1,329,766
                                           =========   =========   =========

          Amounts in above arising from gains
            on security transactions       $ 427,980  $  473,182  $  132,744
                                            ========    ========    ========


          The deferred tax effects of temporary differences are as follows:

                                               1999        1998         1997
                                              ------------------       ------

          Tax Effects of Temporary Differences:
            Provision for loan losses       $  24,451   $ (14,086)  $ (36,848)
            Split dollar life insurance        (2,422)    (11,267)     (6,557)
            Non-qualified deferred
              compensation                    (42,932)    (27,427)     (4,561)
            Depreciation                       19,902       8,477       1,037
            Pension expense                     7,992      16,818      15,946
            Accounting change                             (11,523)    (11,523)
            Other                               2,419       3,601      10,366
                                             --------    --------    --------

            Deferred Income Tax Benefit      $  9,410   $ (35,407)  $ (32,140)
                                              =======    =========   ========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE (CONTINUED):

          The components of the deferred taxes as of December 31 are as follows:

                                                         1999        1998
                                                        ------      ------
          Deferred Tax Assets:
            Bad debt allowance                        $ 252,075   $ 276,526
            Split dollar life insurance                  85,869      85,316
            Non-qualified deferred compensation          74,919      31,988
            Other                                        12,152      11,220
                                                       --------    --------

            Total Assets                                425,015     405,050
                                                       --------    --------

          Deferred Tax Liabilities:
            Securities available for sale               368,730   1,140,679
            Low income housing credits                  199,980     145,557
            Depreciation                                 46,047      26,145
            Pension                                     165,762     157,770
            Partnership losses                           13,953
            FHLB dividends                                9,418      18,564
                                                       --------    --------

            Total Liabilities                           803,890   1,488,715
                                                       --------   ---------

            Net Liability                             $(378,875)$(1,083,665)
                                                       =========  ==========

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                              1999           1998       1997
                                        -----------------------------   ----

          Tax expense at federal statutory
            rates                            $1,825,616  $1,702,599  $1,451,470
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net            56,038      62,594      25,250
              Partially exempt income          (146,584)   (138,667)   (127,577)
              Tax-exempt interest                (6,887)    (12,928)    (11,796)
              Other                             (46,327)    (23,865)     (7,581)
                                              ---------    --------   ---------

              Total Income Tax Expense       $1,681,856  $1,589,733  $1,329,766
                                              =========   =========   =========


NOTE 12   EMPLOYEE BENEFITS:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. The Bank's funding policy is to fund the maximum amount permitted by federal income tax regulations. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $153,667, $96,868, and $90,786 for 1999, 1998, and 1997, respectively.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12   EMPLOYEE BENEFITS (CONTINUED):

          The Company has established an employee stock ownership plan, which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $160,000 in 1999, $150,000 in 1998 and $153,663 in 1997 to the Plan and charged this expense to operations.

NOTE 13   CONCENTRATIONS OF CREDIT:

          The Company had cash deposits in other commercial banks totaling $2,157,260 and $2,488,133 at December 31, 1999 and 1998.

          The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the state of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry. In 1998 and 1997, the poultry industry suffered due to high grain prices, excess supplies of all types of meat and high mortality rates among turkey poults. Within 1999, poultry operations improved due primarily to falling grain prices and better poultry pricing. The Company continues to monitor its loan delinquency rates. If the above adverse conditions return, the Company would expect greater delinquency rates and more problem loans in the future. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 70% of the loan portfolio is secured by real estate.

NOTE 14   COMMITMENTS:

          The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                       1999          1998
                                                     -------        ------

          Commitments to loan money                 $25,295,880  $18,695,383
          Standby letters of credit                   1,189,951      748,620

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

          Loan transactions with related parties are shown in the following schedule:

                                                     1999         1998
                                                   -------       ------

          Total loans, beginning of year          $1,133,362  $1,217,533
          Change in directorship                     131,279
          New loans                                  697,597     693,832
          Repayments                                (616,818)   (778,003)
                                                   ---------   --------

          Total Loans, End of Year                $1,345,420  $1,133,362
                                                   =========   =========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

          The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2000, approximately $1,715,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,419,000 in 1999, $1,550,000 in 1998 and $2,120,364 in 1997.

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

          Estimated fair value and the carrying value of financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                           1999                  1998
                                    ----------------          ---------
                                   Estimated Carrying    Estimated  Carrying
                                  Fair Value   Value    Fair Value    Value

          Financial Assets

          Cash                     $ 4,800   $  4,800    $  4,198   $ 4,198
          Interest bearing deposits    462        462       2,145     2,145
          Federal funds sold                                2,436     2,436
          Securities available
            for sale                36,169     36,169      33,941    33,941
          Securities held to
            maturity                 4,240      4,330       9,821     9,715
          Other investments          3,923      3,923       2,701     2,701
          Loans                    136,922    139,228     135,799   131,139
          Accrued interest
            receivable               1,373      1,373       1,352     1,352

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    17,193     17,193      16,232    16,232
            Interest bearing        21,149     21,149      20,213    20,213
          Savings deposits          29,566     29,566      27,443    27,443
          Time deposits             71,904     71,599      71,971    71,251
          Accrued liabilities        4,277      4,277       3,269     3,269
          Short-term debt            7,719      7,719       7,155     7,155
          Long-term debt            17,472     18,548      21,883    21,854


          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 1999.

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

          Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 1999, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

          As of the most recent notification from the Bureau of Financial Institutions, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Company's actual capital ratios are presented in the following table:

                                          Actual       Regulatory Requirements
                                        December 31,    Adequately    Well
                                       1999     1998   Capitalized Capitalized

          Total risk-based ratio      18.44%   18.36%     8.00%      10.00%
          Tier 1 risk-based ratio     17.66%   17.45%     4.00%       6.00%
          Total assets leverage ratio 12.65%   12.32%     3.00%       5.00%

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                         December 31,
ASSETS                                                1999         1998
                                                   ---------      ------

   Cash and cash equivalents                      $  189,476    $ 1,044,071
   Investment in subsidiaries                     13,461,648     12,651,188
   Loans receivable                                  246,885        259,829
   Securities available for sale                  11,851,335     10,492,756
   Other securities                                2,873,490      1,495,177
   Accrued interest receivable                         1,373          1,205
   Due from subsidiaries                                              4,393
   Income tax receivable                             127,673        209,602
   Other real estate                                 426,128        426,128
                                                    --------       --------

   Total Assets                                  $29,178,008    $26,584,349
                                                  ==========     ==========

LIABILITIES

   Notes payable                                 $   116,739     $
   Due to subsidiaries                               176,743
   Dividends payable                                 343,835        294,716
   Demand obligations for low income housing
     investment                                    2,467,809        969,309
   Deferred income taxes                             786,486      1,241,854
                                                    --------      ---------

   Total Liabilities                               3,891,612      2,505,879
                                                   ---------      ---------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share, 3,000,000
     shares authorized, 2,455,962 shares issued
     and outstanding, respectively                12,279,810     12,279,810
   Capital surplus                                   868,132        866,694
   Retained earnings                              11,587,061      9,057,266
   Accumulated other comprehensive income            551,393      1,874,700
                                                    --------      ---------

   Total Stockholders' Equity                     25,286,396     24,078,470
                                                  ----------     ----------

   Total Liabilities and Stockholders' Equity    $29,178,008    $26,584,349
                                                  ==========     ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                STATEMENTS OF NET INCOME AND RETAINED EARNINGS

                                             Years Ended December 31,
                                         1999          1998          1997
                                    ----------------------------  -------

INCOME

   Dividends from affiliate           $1,419,000   $ 1,550,000   $2,120,364
   Interest on loans                      21,022        22,059       24,929
   Investment income - taxable            12,759        26,308        6,364
   Dividend income                       422,640       433,962      404,082
   Security gains                      1,127,882     1,236,405      373,469
   Limited partnership income (loss),
     net of tax credits                   36,302        12,802      (25,062)
   Other                                   2,504         9,702
                                       ---------    ----------    ---------

   Total Income                        3,042,109     3,291,238    2,904,146
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                          965         3,917        4,305
   Administration expense                112,531        80,584       74,043
                                       ---------    ----------    ---------

   Total Expenses                        113,496        84,501       78,348
                                       ---------    ----------    ---------

Net income before income tax expense
   and increase in undistributed equity
   of affiliates                       2,928,613     3,206,737    2,825,798

INCOME TAX EXPENSE                       401,790       461,570      125,215
                                       ---------    ----------    ---------

Income before increase in undistributed
   equity of affiliates                2,526,823     2,745,167    2,700,583

Increase in undistributed income
   of affiliates                       1,279,382       755,408      306,960
                                       ---------    ----------    ---------

   NET INCOME                          3,806,205     3,500,575    3,007,543

Retained earnings, beginning of year   9,057,266    15,536,083   13,396,313
Stock split effected in the form of
  a dividend                                        (8,186,540)
Dividends on common stock             (1,276,410)   (1,792,852)    (867,773)
                                      -----------   -----------   ---------

Retained Earnings, End of Year        $11,587,061  $ 9,057,266  $15,536,083
                                       ==========   ==========   ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                            1999          1998         1997
                                       ----------------------------    ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                              $3,806,205   $3,500,575  $3,007,543
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Undistributed subsidiary income     (1,279,382)    (755,408)   (306,960)
       Gain on sale of securities          (1,127,882)  (1,236,405)   (373,469)
       Deferred tax expense                    10,628
       Decrease (increase) in interest
         receivable                              (168)         267          80
       Decrease (increase) in due from
         subsidiary                             4,393      360,052     (273,755)
       Decrease (increase) in other
         receivables                           81,929      (89,161)    (120,441)
       Increase (decrease) in accrued
         expenses                             234,492       51,650       (1,673)
       Amortization of limited partnership
         investments                          121,685       81,965       94,127
                                            ---------     --------     --------

   Net Cash Provided by Operating
     Activities                             1,851,900    1,913,535    2,025,452
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities
     available for sale                     3,556,512    4,912,248    1,251,339
   Proceeds from maturity of securities
     available for sale                         1,987      994,192      703,793
   Purchase of securities available
     for sale                              (5,167,543)  (4,646,422)  (2,135,196)
   Purchase of other securities                (1,500)    (999,150)    (187,488)
   Decrease in loans receivable                12,944       11,979       10,463
   Purchase of other real estate                                       (427,067)
                                            ---------     --------     --------

   Net Cash Provided by (Used in)
     Investing Activities                 (1,597,600)      272,847     (784,156)
                                         -----------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt               116,739
   Payments to repurchase common stock       (59,627)
   Proceeds from issuance of common stock     61,065
   Dividends paid in cash                 (1,227,072)  (1,735,547)     (810,468)
                                          ----------   ----------      --------

   Net Cash Used in Financing Activities  (1,108,895)  (1,735,547)     (810,468)
                                          ----------   ----------      --------

Net Increase (decrease) in Cash and
  Cash Equivalents                          (854,595)     450,835       430,828

Cash and Cash Equivalents, Beginning
   of Year                                 1,044,071      593,236       162,408
                                         -----------    ---------      --------

Cash and Cash Equivalents, End of Year   $   189,476   $1,044,071     $ 593,236
                                           =========    =========      ========

Noncash Transactions

   The Company financed purchases of its interests in limited partnerships in 1999 and 1998 through the incurrence of debt totaling $1,498,500 and $969,309, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                    Principal Occupation
 Name and Position               Director              During the Last
   with the Bank          Age      Since                 Five Years

                               CLASS A DIRECTORS
           (to serve until the 2000 annual meeting of shareholders)

Ellen R. Fitzwater        53       1999          Corporate Accountant,  Rocco,
                                                 Inc.,  since  1995;   Partner,
                                                 Financial   Manager  Fitzwater
                                                 Trucking since 1990

Lawrence H. Hoover, Jr.   65       1981          Attorney,  Partner in Hoover,
Vice Chairman of the Board                       Penrod, Davenport  &  Crist
                                                 and its predecessor since 1971

Richard S. Myers          52       1988          President   of   Dick   Myers
                                                 Chevrolet-GEO  since February
                                                 1991

Ronald E. Wampler         52       1991          Farmer  and  partner  in Dove
                                                 Ohio  Farms,   LLC.  and  its
                                                 affiliates


                               CLASS B DIRECTORS
           (to serve until the 2001 annual meeting of shareholders)

Thomas L. Cline           53       1991          President    of    Truck    &
                                                 Equipment      Corp.      and
                                                 MacLease,   Inc.   since  May
                                                 1997;  Secretary of North and
                                                 South Lines,  Inc.  since May
                                                 1997;   Secretary   of  Truck
                                                 Thermo  King  and   Transport
                                                 Repairs, Inc. since 1974

Robert L. Halterman       64       1980          President     of     Virginia
                                                 Classic  Mustang,   Inc.,  an
                                                 auto parts  company;  Partner
                                                 in H&H Properties

Michael W. Pugh           45       1994          President   of  Old  Dominion
                                                 Realty,   Inc.;   Partner  in
                                                 Tri-City   Development   Co.;
                                                 President     of     Colonial
                                                 Appraisal  Service,  Inc. and
                                                 Treasurer    of   Old    Mill
                                                 Enterprises,   Inc.;  Manager
                                                 of  Pugh  Investments  L.L.C.
                                                 and  Secretary  of  Oak  Tree
                                                 Enterprises, Inc.


                               CLASS C DIRECTORS
           (to serve until the 2002 annual meeting of shareholders)

Julian D. Fisher          59       1990          CEO of  Farmers  &  Merchants
President                                        Bank since May 1996;  President
                                                 of Bank since Oct. 1991

Dan B. Todd               68       1969          CEO of  Farmers  &  Merchants
Chairman                                         Bank from 1969 to May 1996;
                                                 Chairman of the Board since
                                                 Oct. 1991

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

Compliance with Section 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of the common stock of the Company, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during 1999, all filing requirements applicable to its officers and directors were complied with.

Item 10.  Executive Compensation

    The Summary Compensation Table below sets forth the compensation of the Company's Chief Executive Officer for all services rendered to the Company and its subsidiary, Farmers & Merchants Bank, for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

        Name and                Annual Compensation 1            Other
   Principal Position         Year   Salary ($)  Bonus ($)   Compensation ($)3
   ------------------         ------------------------------------------------


   Julian D. Fisher           1999    $120,000   $45,000 2      $42,157
   Chief Executive Officer    1998     110,000    40,000         42,742
   & President                1997     100,000    35,000         31,082

1 The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

2 The amount presented includes compensation that was deferred at Mr. Fisher's election.

3 The amounts presented include the Company's contribution for the benefit of Mr. Fisher under the Company's Stock Bonus Plan ($15,322, $16,116, and $14,486 1999, 1998 and 1997, respectively), the gross value of life insurance premiums paid by the Company on behalf of Mr. Fisher ($16,106, $16,210 and $14,796 in 1999, 1998, and 1997, respectively) and the Company's contribution for the benefit of Mr. Fisher under the Executive Deferred Compensation Plan for Farmers & Merchants Bank ($10,729 and $10,416 in 1999 and 1998, respectively). Pursuant to a split-dollar insurance agreement between the Company and Mr. Fisher, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Fisher.

(1) Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: Two hundred ($200) for each Board of Directors' meeting, and one hundred ($100) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 1999, a bonus of $5,000 was paid to each Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 1999.

   The following table sets forth the number and percentage of shares of common stock held, as of December 31, 1999 by each of the Company's directors and all of the Company's directors and officers as a group.

                                     Amount                   Percent
                                  Beneficially                   of
      Name of Owner                  Owned                     Class

    Thomas L. Cline                   6,951 1                   .283%

    Julian D. Fisher                 92,117 2                  3.751%

    Ellen R. Fitzwater                3,582 3                   .146%

    Robert L. Halterman              29,348                    1.195%

    Lawrence H. Hoover, Jr.          55,095 4                  2.243%

    Richard S. Myers                 12,069 5                   .491%

    Michael W. Pugh                     784 6                   .032%

    Dan B. Todd                      34,438 7                  1.402%

    Ronald E. Wampler                 7,500                     .306%

    All Directors and executive     241,884                    9.849%
    officers as a group



1 Includes 3,723 shares owned directly, 3,060 shares owned jointly with another member of his household and 168 shares owned by another member of his household.

2 Includes 9,427 shares owned directly, 8,201 shares owned by another member of his household and 74,489 shares which are owned by the Company's stock bonus plan over which Mr. Fisher has voting power.

3 Includes 2,604 shares owned directly and 978 shares owned jointly with other persons.

4 Includes 33,536 shares owned directly, 138 shares owned by another member of his household and 21,421 shares owned by unitrusts in which he is one of the trustees.

5 Includes 4,800 shares owned directly and 7,267 shares held in Mr. Myers' IRA account.

6 Includes 600 shares owned directly, 84 shares owned jointly with another member of his household and 100 shares held in Mr. Pugh's SEP.

7 Includes 19,422 shares owned directly, 8,992 shares owned by another member of his household and 6,024 shares held in Mr. Todd's IRA Account.

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

     3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

     3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

     21      Subsidiaries of the small business issuers attached

     23      Consent of Certified Public Accountant attached

     27      Financial Data Schedule attached

Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       F & M Bank Corp.

                              By:      JULIAN D. FISHER
                                       -------------------------------------
                                       Julian D. Fisher
                                       President and Chief Executive Officer

                              Date:    March 30, 2000


                              By:      NEIL W. HAYSLETT
                                       -------------------------------------
                                       Neil W. Hayslett
                                       Vice  President  and  Chief   Financial
                                       Officer

                              Date:    March 30, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                       Date


THOMAS L. CLINE                       Director                  March 30, 2000
---------------------------
Thomas L. Cline



JULIAN D. FISHER               Director, President,             March 30, 2000
---------------------------  Chief Executive Officer
Julian D. Fisher



ELLEN R. FITZWATER                    Director                  March 30, 2000
---------------------------
Ellen R. Fitzwater



ROBERT L. HALTERMAN                   Director                  March 30, 2000
---------------------------
Robert L. Halterman

---------------------------          Director
Lawrence H. Hoover, Jr.



RICHARD S. MYERS                      Director                  March 30, 2000
---------------------------
Richard S. Myers



---------------------------           Director
Michael W. Pugh


----------------------------      Director, Chairman
Dan B. Todd



----------------------------          Director
Ronald E. Wampler