Form 10-Q
period 2000-03-31
F&M BANK CORP
filed 2000-05-12
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
March 31, 2000


                                F & M BANK CORP.

              Virginia                                         54-1280811
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                   Drawer 1111
                           Timberville, Virginia 22853

                                (540) 896-8941
                          --------------------
             (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at March 31, 2000
   ------------------------------------        -----------------------------
Common Stock, par value - $5                              2,453,402 shares

                                F & M BANK CORP.

                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2000 and 1999                                   2

         Consolidated Balance Sheets - March 31, 2000 and
         December 31, 1999                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2000 and 1999             4


         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2000 and 1999                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              15

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibit and Reports on Form 8K                                 15


         SIGNATURES                                                     17

Part I      Financial Information
Item 1      Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                       ----------  -------
Interest Income
   Interest and fees on loans                           $  3,089    $ 2,887
   Interest on federal funds sold                             16         38
   Interest on interest bearing deposits                      14         10
   Interest and dividends on investment securities           604        598
                                                         -------     ------

   Total Interest Income                                   3,723      3,533
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               120        114
   Interest on savings deposits                              248        231
   Interest on time deposits                                 977        927
                                                         -------     ------

   Total interest on deposits                              1,345      1,272

   Interest on short-term debt                                85         69
   Interest on long-term debt                                245        288
                                                         -------     ------

   Total Interest Expense                                  1,675      1,629
                                                         -------     ------

   Net Interest Income                                     2,048      1,904

Provision for Loan Losses                                     29         10
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     2,019      1,894
                                                         -------     ------

Noninterest Income
   Service charges                                           126        102
   Other                                                     133         82
   Security gains                                            771        568
                                                         -------     ------

   Total Noninterest Income                                1,030        752
                                                         -------     ------

Noninterest Expense
   Salaries                                                  537        460
   Employee benefits                                         174        160
   Occupancy expense                                          49         39
   Equipment expense                                          75         61
   Other                                                     301        253
                                                         -------     ------

   Total Noninterest Expense                               1,136        973
                                                         -------     ------

Income before Income Taxes                                 1,913      1,673

   Income Taxes                                              607        540
                                                         -------     ------

   Net Income                                           $  1,306    $ 1,133
                                                         =======     ======

Per Share Data

   Net Income                                           $    .53    $   .46
                                                         =======     ======

   Cash Dividends                                       $    .14    $   .12
                                                         =======     ======

   Equivalent Shares Outstanding                       2,455,259  2,454,840
                                                       =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,   December 31,
       ASSETS                                           2000         1999
                                                    ------------  ---------


Cash and due from banks                               $  3,092    $  4,799
Federal funds sold                                          99
Interest bearing deposits in banks                       1,309         462
Securities held to maturity (note 2)                     4,270       4,330
Securities available for sale (note 2)                  38,717      36,169
Other investments                                        3,893       3,923

Loans, net of unearned discount (note 3)               144,429     140,318
   Less allowance for loan losses (note 4)              (1,127)     (1,090)
                                                       --------    -------

   Net Loans                                           143,302     139,228

Other real estate                                          426         426
Bank premises and equipment                              3,146       3,158
Interest receivable                                      1,488       1,373
Other assets                                             1,445       1,470
                                                       -------     -------

   Total Assets                                       $201,187    $195,338
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 18,009    $ 17,193
   Interest bearing
     Demand                                             21,159      21,149
     Savings deposits                                   30,128      29,566
     Time deposits                                      77,668      71,599
                                                       -------     -------

   Total Deposits                                      146,964     139,507

Short-term debt                                          6,089       7,720
Long-term debt                                          17,715      18,548
Accrued expenses                                         4,603       4,277
                                                       -------     -------

   Total Liabilities                                   175,371     170,052
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,453,402 and 2,455,962
   shares issued and outstanding in 2000 and 1999,
   respectively                                         12,267      12,280
Surplus                                                    822         868
Retained earnings                                       12,550      11,587
Accumulated other comprehensive income                     177         551
                                                       -------     -------

   Total Stockholders' Equity                           25,816      25,286
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $201,187    $195,338
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                       ----------  -------


Balance, beginning of period                           $ 25,286    $ 24,078

Comprehensive Income:
   Net income for period                                  1,306       1,133

   Net change in unrealized appreciation on
   investment securities available for sale,
   net of taxes                                            (374)       (622)
                                                        --------    -------

   Total comprehensive income                               932         511

Repurchase of common stock                                  (59)        (40)

Dividends declared                                         (343)       (294)
                                                        --------    -------

Balance, end of period                                 $ 25,816    $ 24,255
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                       ----------  -------
Cash Flows from Operating Activities:

   Net income                                          $  1,306    $  1,133
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          68          47
       Amortization of security premiums                     14          63
       Provision for loan losses                             29          10
       Gain on sale of assets                                            (1)
       Increase in interest receivable                     (115)        (72)
       Decrease in other assets                              25         303
       Increase (decrease) in accrued expenses              551        (257)
       Gain on security transactions                       (771)       (568)
       Losses on limited partnership investments             30          30
                                                        -------     -------

   Net adjustments                                         (169)       (445)
                                                        --------    -------

   Net Cash Provided by Operating Activities              1,137         688
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale            (6,233)     (7,735)
   Proceeds from sales of investments available for
      sale                                                3,655       4,551
   Proceeds from maturity of investments available for
      sale                                                  205       1,863
   Proceeds from maturity of investments held to
      maturity                                               45       1,422
   Net (increase) decrease in loans                      (4,105)        397
   Purchase of property and equipment                       (56)       (189)
   Change in federal funds sold                             (99)       (324)
   Net decrease (increase) in interest bearing bank
      deposits                                             (847)        770

   Net Cash Provided by (Used in) Investing
      Activities                                         (7,435)        755
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            1,388         773
   Net increase (decrease) in time deposits               6,069      (2,368)
   Net increase (decrease) in short-term debt            (1,631)        608
   Cash dividends paid                                     (343)       (294)
   Repurchases of common stock                              (59)        (40)
   Repayment of long-term debt                             (833)       (833)
                                                        --------    -------

   Net Cash Provided by (Used in) Financing Activities    4,591      (2,154)
                                                        -------     --------

Net Decrease in Cash and Cash Equivalents                (1,707)       (711)

Cash and Cash Equivalents, Beginning of Period            4,799       4,198
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,092    $  3,487
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,655    $  1,654


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000 and March 31, 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of the F & M Bank Corp.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2000 and December 31, 1999 follows:

                                           2000                    1999
                                 ----------------------    -------------------
                                    Carrying   Market       Carrying   Market
                                     Value     Value         Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations      $  2,466  $  2,443     $  2,469  $  2,444
          State and municipal
          Other securities             1,780     1,707        1,781     1,717
          Mortgaged-backed securities     24        23           80        79

            Total                   $  4,270  $  4,173     $  4,330  $  4,240
                                     =======   =======      =======   =======



                                           2000                    1999
                                -----------------------     ------------------
                                     Market                 Market
                                     Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations      $ 15,718  $ 16,053     $ 13,914  $ 14,274
          Equity securities           11,377    10,441       12,339    10,811
          Mortgage-backed securities   2,369     2,382        2,571     2,584

          Other securities             9,253     9,518        7,345     7,580
                                     -------   -------      -------   -------

            Total                   $ 38,717  $ 38,394     $ 36,169  $ 35,249
                                     =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                        March 31,   December 31,
                                                          2000       1999
                                                       ----------   --------

          Real Estate
            Construction                                $ 5,506   $  5,481
            Mortgage                                     89,804     84,019
          Commercial and agricultural                    29,610     31,686
          Consumer                                       18,520     18,082
          Credit cards                                      967      1,016
          Other                                              22         34
                                                         ------    -------

            Total                                      $144,429   $140,318
                                                        =======    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2000 and 1999 follows:

                                                          2000        1999
                                                       ----------  -------


          Balance, beginning of period                  $ 1,090   $  1,162
          Provisions charged to operating expenses           29         10
          Net (charge offs) recoveries
            Loan recoveries                                  15         17
            Loan charge-offs                                 (7)       (36)
                                                         -------   -------

            Total Net (Charge-offs) Recoveries                8        (19)
                                                         ------    -------

            Balance, End of Period                      $ 1,127   $  1,153
                                                         ======    =======

          Components of net (charge-offs) recoveries:
              Commercial                                $     1   $
              Installment                                     7        (19)
                                                         ------    -------

                                                        $     8   $    (19)
                                                         ======    =======

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

     Loan and deposit growth continued to at a brisk pace during the period. Loans increased at an annualized rate of 11.72%, with most of the growth in the real estate portfolio. The exceptionally strong local economy and increases in secondary market loan rates have contributed to the growth in our portfolio. Deposits increased $7,457,000, with most of the increase coming in the form of certificate of deposits. Many of these certificates resulted as proceeds from the buyout of a large-local agricultural cooperative were deposited in our institution. Income from operations, exclusive of securities transactions, increased $47,000 (6.02%). Net income including securities transactions increased $173,000 (15.27%) as a result of an increase of $126,000 in net after tax securities gains realized.

Results of Operations

     The dollar amount of the tax equivalent net interest margin increased $139,000 or 7.09% in the first quarter of 2000 compared to the first quarter of 1999. An increase of fourteen basis points in the return on earning assets can be attributed primarily to an increase in the yield on taxable investment securities. This increase resulted from a general increase in market rates and a lengthening of portfolio maturities. Approximately $79,000 of the $139,000 increase in net interest income is primarily attributable to an increase in net earning assets (i.e. volume increases), with the remainder coming from an improvement in the net yield on earning assets.

     Noninterest income increased $278,000 in the first three months of 2000. An increase in securities gains accounted for $203,000 of the total. Other noninterest income increased due to higher service charges on deposit accounts resulting from an increase in the per item overdraft fee, an increase in the number of accounts serviced, increases in credit life insurance income and increased fees generated from brokerage activities.

     Noninterest expense increased $163,000 (16.75%). Salaries and benefits accounted for $91,000 of this total. These increases resulted from normal salary increases and increased accruals for a new performance based incentive program. The remaining increase is made up of a number of factors, including higher depreciation expense on 1999 equipment improvements and consulting fees related to an efficiency study completed in March of 2000.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2000, the market value of all securities available for sale exceeded their amortized cost by $323,000 ($177,000 after the consideration of income taxes). This excess is the result of increases in the value of equity securities held by the parent, net of decreases in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Securities (Continued)

   Investments in securities increased 5.53% in the first quarter of 2000 with funding coming from the increase in deposit liabilities. The Company generally invests in relatively short-term maturities due to uncertainty in the direction of interest rates. Recent purchases of debt securities have been in the four to five year maturity range at rates significantly above the average rate of the entire securities portfolio. Of the investments in securities available for sale, 29.39% are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and have the potential for significant increases in value.

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

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

   The first three months of 2000 resulted in a $4,111,000 increase in the loan portfolio. Most of the increase was in residential mortgage loans. Although competition from other local banks remains a concern, a general increase in secondary market rates has resulted in more three and five year adjustable rate loans being funded by the Bank.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Loans ninety days or more past due totaled $1,477,000 at March 31, 2000 compared to $1,917,000 at December 31, 1999. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. The Company had no nonaccrual or restructured loans at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Loan Portfolio (Continued)

As of March 31, 2000 the Company did not hold any real estate that was acquired through foreclosure.

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

   The allowance for credit losses of $1,127,000 at March 31, 2000 was up $37,000 from its level at December 31, 1999. The allowance was equal to .78% of total loans at March 31, 2000 and December 31, 1999. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

   Deposits and Long-Term Debt

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 21.38% in the first quarter of 2000. This increase was mainly in the area of time deposits.

   Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to the higher rates charged by the FHLB and funds generated from increased deposits, no additional funds have been borrowed in 2000. Scheduled repayments have totaled $833,000 in the first quarter of the year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2000, the Company's total risk based capital and total capital to total assets ratios were 18.77% and 12.83%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2000 and management has no reason to believe this increased level of dividends will not continue

   Liquidity

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

   Interest Rate Sensitivity

   Liquidity as of March 31, 2000 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2000, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

   There are no off-balance-sheet items that will impair future liquidity.

   Table  II  (page  14)  contains  an  analysis,   which  shows  the  repricing
opportunities of earning assets and interest bearing liabilities as of March 31, 2000.

   As of March 31, 2000, the Company had a cumulative Gap Rate Sensitivity Ratio of (12.82%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Stock Repurchase

   On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases are authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as unissued stock and will be available for general corporate purposes.

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

TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)

                          (Dollar Amounts in Thousands)

                          Three Months Ended          Three Months Ended
                            March 31, 2000              March 31, 1999
                         --------------------        -----------------

                        Average   Income/            Average  Income/
                      Balance 2   Expense   Rates   Balance 2 Expense    Rates

Interest Income
   Loans 1             $141,388  $ 3,099    8.79%   $131,900   $2,901     8.80%
Federal funds sold        1,103       16    5.93       3,248       38     4.68
   Interest bearing
     deposits             1,249       14    4.61         951       10     4.21
   Investments
     Taxable 3           30,161      486    6.45      34,048      504     5.92
     Partially
       taxable 2,3       10,631      159    5.98       8,486      136     6.41
                        -------     ----    ----      -----      ----    ------

   Total Earning
     Assets             184,532    3,774    8.18     178,633    3,589     8.04
                        -------    -----    ----     -------    -----     ----

Interest Expense
   Demand deposits       21,143      120    2.27      20,498      114     2.22
   Savings               29,907      248    3.31      28,352      231     3.26
   Time deposits         75,152      977    5.22      70,332      927     5.27
   Short-term debt        6,632       85    5.13       6,658       69     4.17
   Long-term debt        17,999      245    5.46      21,304      288     5.41
                         ------   ------    ----     ------    -----    -----

   Total Interest
     Bearing
     Liabilities       $150,833  $ 1,675    4.44    $147,144   $1,629     4.43
                       ========  -------    ----    ========   ------     ----

   Net Interest
     Margin 1                    $ 2,099                       $1,960
                                 =======                       ======

   Net Yield on Interest
     Earning Assets                         4.55%                         4.39%
                                            ====                         ======

   1 Interest income on loans includes loan fees

   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2000
                            (In Thousands of Dollars)

                           0 - 3   4 - 12   1 - 5   Over 5      Not
                          Months   Months   Years    Years   Classified  Total

Uses of Funds
   Loans:
     Commercial          $15,397  $ 2,324  $11,578  $   311  $         $29,610
     Installment             103      707   16,563    1,169             18,542
     Real estate          11,584    9,509   53,706   20,511             95,310
     Credit cards            967                                           967
   Interest bearing
     bank deposits         1,309                                         1,309
   Investment securities            3,200   28,289      121     15,270  46,880
   Federal funds sold         99                                            99
                           ------   ------   ------   ------   -----    ------

   Total                  29,459   15,740  110,136   22,112     15,270 192,717
                          ------  ------   -----    ------     ------   ------

Sources of Funds

   Interest bearing
     demand deposits                6,049   12,090    3,020             21,159
   Regular savings                  6,026   18,076    6,026             30,128
   Certificates of
     deposit $100,000
     and over              1,316    3,176    4,685                       9,177
   Other certificates of
     deposit              13,723   33,212   21,556                      68,491
   Short-term borrowings   6,089                                         6,089
   Long-term debt                     320    2,107   15,288             17,715
                         ------   ------   ------   ------     -----   ------

   Total                  21,128   48,783   58,514   24,334            152,759
                         -------   -----   ------   ------     ------   ------

Discrete Gap               8,331  (33,043)  51,622   (2,222)    15,270  39,958

Cumulative Gap             8,331  (24,712)  26,910   24,688     39,958

Ratio of Cumulative Gap     4.32%  (12.82)%  13.96%   12.81%     20.73%
   to Total Earning Assets


     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2000. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 6. Exhibits and Reports on 8-K

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1998 Form 10-KSB filed March 31, 2000.

             27      Financial Data Schedule attached.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2000.

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

  27       Financial Data Schedule for the quarter
           ending March 31, 2000                                      18

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

Date   May 11, 2000