Form 10-Q
period 2000-06-30
F&M BANK CORP
filed 2000-08-15
CIK 740806

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
                                                                  ---------
   June 30, 2000


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      ---------------
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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at June 30, 2000
   ------------------------------------         ----------------------------
Common Stock, par value - $5                              2,445,952 shares

                                F & M BANK CORP.

                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2000 and 1999                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2000 and 1999                                    3

         Consolidated Balance Sheets - June 30, 2000 and
         December 31, 1999                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2000 and 1999                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2000 and 1999                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II  OTHER INFORMATION                                              16

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibit and Reports on Form 8K                                 16


         SIGNATURES                                                     18

Part I    Financial Information
Item 1    Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2000        1999
                                                       ----------  -------
Interest Income

   Interest and fees on loans                      $     6,282   $    5,784
   Interest on federal funds sold                           17           78
   Interest on interest bearing deposits                    28           19
   Interest and dividends on investment securities       1,253        1,212
                                                    ----------    ---------

   Total Interest Income                                 7,580        7,093
                                                    ----------    ---------

Interest Expense

   Interest on demand accounts                             238          231
   Interest on savings deposits                            485          476
   Interest on time deposits                             2,032        1,813
                                                    ----------    ---------

   Total interest on deposits                            2,755        2,520

   Interest on short-term debt                             214          145
   Interest on long-term debt                              480          567
                                                    ----------    ---------

   Total Interest Expense                                3,449        3,232
                                                    ----------    ---------

Net Interest Income                                      4,131        3,861

Provision for Loan Losses                                   59           25
                                                    ----------    ---------

Net Interest Income after Provision for Loan
  Losses                                                 4,072        3,836

Noninterest Income

   Service charges                                         267          220
   Other                                                   358          143
   Security gains                                          771          845
                                                    ----------    ---------

   Total Noninterest Income                              1,396        1,208
                                                    ----------    ---------

Noninterest Expense

   Salaries                                              1,071          951
   Employee benefits                                       337          317
   Occupancy expense                                       100           84
   Equipment expense                                       140          121
   Other                                                   652          566
                                                    ----------    ---------

   Total Noninterest Expense                             2,300        2,039
                                                    ----------    ---------

Income before Income Taxes                               3,168        3,005

Provision for Income Taxes                                 949          955
                                                    ----------    ---------

Net Income                                         $     2,219   $    2,050
                                                    ==========    =========

Per Share Data

   Net Income                                      $       .90   $      .83

   Cash Dividends                                  $       .29   $      .25

   Equivalent Shares Outstanding                     2,453,618    2,454,490
                                                    ==========    =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                       2000           1999
                                                    ----------     -------
Interest Income

   Interest and fees on loans                      $     3,193   $    2,897
   Interest on federal funds sold                            1           40
   Interest on interest bearing deposits                    14            9
   Interest and dividends on investment securities         649          614
                                                    ----------    ---------

   Total Interest Income                                 3,857        3,560
                                                    ----------    ---------

Interest Expense

   Interest on demand deposits                             118          117
   Interest on savings accounts                            237          245
   Interest on time deposits                             1,055          886
                                                    ----------    ---------

   Total interest on deposits                            1,410        1,248

   Interest on short-term debt                             129           76
   Interest on long-term debt                              235          279
                                                    ----------    ---------

   Total Interest Expense                                1,774        1,603
                                                    ----------    ---------

Net Interest Income                                      2,083        1,957

Provision for Loan Losses                                   30           15
                                                    ----------    ---------

Net Interest Income after Provision for
   Loan Losses                                           2,053        1,942

Noninterest Income

   Service charges                                         141          118
   Other                                                   225           61
   Security gains                                                       277
                                                    ----------    ---------

   Total Noninterest Income                                366          456
                                                    ----------    ---------

Noninterest Expense

   Salaries                                                534          491
   Employee benefits                                       163          157
   Occupancy expense                                        51           45
   Equipment expense                                        65           60
   Other                                                   351          313
                                                    ----------    ---------

   Total Noninterest Expense                             1,164        1,066
                                                    ----------    ---------

Income before Income Taxes                               1,255        1,332

Provision for Income Tax                                   342          415
                                                    ----------    ---------

Net Income                                         $       913   $      917
                                                    ==========    =========

Per Share Data

   Net Income                                      $       .37   $      .37
                                                    ==========    =========

   Cash Dividends                                  $       .15   $      .13
                                                    ==========    =========

   Equivalent Shares Outstanding                     2,451,937    2,454,143
                                                    ==========    =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           2000        1999
                                                     ----------  -------


Cash and due from banks                               $  3,917    $  4,799
Interest bearing deposits in banks                         808         462
Securities held to maturity (note 2)                     4,257       4,330
Securities available for sale (note 2)                  38,707      36,169
Other investments                                        3,836       3,923

Loans, net of unearned discount (note 3)               147,090     140,318
   Less allowance for loan losses (note 4)              (1,136)     (1,090)
                                                       --------    --------

   Net Loans                                           145,954     139,228

Bank premises and equipment                              3,254       3,158
Other real estate                                          426         426
Interest receivable                                      1,464       1,373
Other assets                                             1,716       1,470
                                                       -------     -------

   Total Assets                                       $204,339    $195,338
                                                       =======     =======

       LIABILITIES

Deposits

   Noninterest bearing demand                         $ 17,692    $ 17,193
   Interest bearing
     Demand                                             20,396      21,149
     Savings deposits                                   28,553      29,566
     Time deposits                                      81,009      71,599
                                                       -------     -------

   Total Deposits                                      147,650     139,507

Short-term debt                                          9,308       7,720
Long-term debt                                          16,967      18,548
Accrued expenses                                         4,518       4,277
                                                       -------     -------

   Total Liabilities                                   178,443     170,052
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,445,952 and
   2,455,962 shares issued and outstanding in
   2000 and 1999, respectively                          12,230      12,280
Surplus                                                    697         868
Retained earnings                                       13,095      11,587
Accumulated other comprehensive income (loss)             (126)        551
                                                       --------    -------

   Total Stockholders' Equity                           25,896      25,286
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $204,339    $195,338
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2000        1999
                                                       ----------  -------
Cash Flows from Operating Activities:

   Net income                                          $  2,219    $  2,050
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         129          93
       Amortization of security premiums                     15         122
       Gain on security transactions                       (771)       (845)
       Provision for loan losses                             59          25
       Increase in interest receivable                      (91)        (14)
       Increase in other assets                            (179)       (174)
       Increase in accrued expenses                         588       2,100
       Losses on limited partnership investments             94          60
                                                        -------     -------

   Total Adjustments                                       (156)      1,367
                                                        --------    -------

   Net Cash Provided by Operating Activities              2,063       3,417
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             1,685       2,032
   Proceeds from maturity of investments available
     for sale                                             2,390       8,008
   Proceeds from maturity of investments held to
     maturity                                                         2,844
   Purchase of investments available for sale            (6,899)    (14,259)
   Purchase of investments held to maturity                  (7)       (750)
   Net decrease in federal funds sold                                 2,436
   Net increase in loans                                 (6,787)     (1,032)
   Purchase of property and equipment                      (303)       (661)
   Net decrease (increase) in interest bearing
     bank deposits                                         (346)        803
   Sale of other real estate                                 79
                                                        -------      -------

   Net Cash Used in Investing Activities                (10,188)       (579)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase (decrease) in demand and
     savings deposits                                    (1,267)      2,524
   Net increase (decrease) in time deposits               9,410      (2,757)
   Net increase (decrease) in short-term debt             1,588        (776)
   Repurchase of common stock                              (221)        (40)
   Repayment of long-term debt                           (1,581)     (1,725)
   Payment of dividends                                    (686)       (589)
                                                        --------    -------

   Net Cash Provided by (Used in) Financing Activities    7,243      (3,363)
                                                        -------     --------

Net Decrease in Cash and Cash Equivalents                  (882)       (525)

Cash and Cash Equivalents, Beginning of Period            4,799       4,198
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  3,917    $  3,673
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:

     Interest expense                                  $  3,403    $  3,250
     Income taxes                                           785         740

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2000        1999
                                                       ----------  -------


Balance, beginning of period                           $ 25,286    $ 24,078

Comprehensive Income:
  Net income                                              2,219       2,050

  Net change in unrealized appreciation on securities
   available for sale, net of taxes                        (677)       (735)
                                                        --------    -------

  Total comprehensive income                              1,542       1,315

Repurchase of common stock                                 (221)        (40)

Dividends declared                                         (711)       (614)
                                                        --------    -------

Balance, end of period                                 $ 25,896    $ 24,739
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the six-month and three month periods ended June 30, 2000 and June 30, 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2000 and December 31, 1999 follows:

                                        2000                  1999
                                --------------------      ------------------
                                  Carrying   Market      Carrying   Market
                                   Value     Value        Value      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $  2,464  $  2,444     $  2,469  $  2,444
          State and municipal
          Other securities          1,778     1,711        1,781     1,717
          Mortgaged-backed
            securities                 15        14           80        79
                                  -------   -------      -------   -------

            Total                $  4,257  $  4,169     $  4,330  $  4,240
                                  =======   =======      =======   =======



                                        2000                   1999
                                  -----------------      --------------------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 15,766  $ 16,061     $ 13,914  $ 14,274
          Equity securities        11,492    11,106       12,339    10,811
          Mortgage-backed
            securities              2,190     2,219        2,571     2,584
          Other securities          9,259     9,512        7,345     7,580
                                  -------   -------      -------   -------

            Total                $ 38,707  $ 38,898     $ 36,169  $ 35,249
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30, December 31,
                                                          2000       1999
                                                        --------  -------
          Real Estate

            Construction                                $ 5,512   $  5,481
            Mortgage                                     89,353     84,019
          Commercial and agricultural                    31,728     31,686
          Installment and consumer demand notes          19,405     18,082
          Credit cards                                    1,011      1,016
          Other                                              81         34
                                                         ------    -------

            Total                                      $147,090   $140,318
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the periods ended June 30, 2000 and 1999 follows:

                                         Six Months Ended  Three Months Ended
                                             June 30,          June 30,
                                          2000     1999      2000     1999
                                        -------- --------  -------- ------

          Balance, beginning of period   $1,090  $ 1,162    $1,127  $ 1,153
          Provisions charged to operating
            expenses                         59       25        30       15
          Net (charge offs) recoveries
            Loan recoveries                  21       26         6        9
            Loan charge-offs                (34)    (133)      (27)     (97)
                                          ------  ------     ------  ------

            Total Net Charge-offs*          (13)    (107)      (21)     (88)
                                          ------  ------     ------  ------

            Balance, End of Period       $1,136  $ 1,080    $1,136  $ 1,080
                                          =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Mortgages    $   (2) $    (2)   $   (2) $    (2)
              Commercial                     (2)     (49)       (3)     (49)
              Installment                    (9)     (56)      (16)     (37)
                                          ------  ------     ------  ------

            Total                        $  (13) $  (107)   $  (21) $   (88)
                                          ======  ======     ======  ======

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Overview

    The financial condition of F & M Bank Corp. remained strong throughout the first six months of 2000. On an annualized basis, loans and deposits grew at a rate of 9.65 and 11.67%, respectively. Net income for the first six months of 2000 increased $169,000 or 8.24%. Capital increased 2.41% due to the retention of earnings, reduced by regular dividends of $711,000 and a $677,000 decrease in unrealized gains on securities available for sale.

Results of Operations - Six Months Ending June 30, 2000

    The dollar amount of the tax equivalent net-interest-margin increased $270,000 or 6.81% compared to the same period in 1999. Yields on earning assets increased twenty-one basis points, while the cost of funds increased eight basis points. The increase in the yield on earning assets was primarily the result of increased returns on investment. Loan rates were virtually flat and are reflective of the strong competition for loans within the local market. The increase in the cost of funds is a result of increases in the volume of short term debt and higher rates paid for this type of debt. A schedule of the net interest margin for 2000 and 1999 is shown on page 15 as Table 1.

    Noninterest income increased $116,000 in the first six months of 2000. This is in spite of a $74,000 decrease in gains realized on securities transactions. Other noninterest income increased $190,000 or 52.34% in 2000 and was the result of increases in income from deposit account service charges, increased revenue from sales of insurance products, and increased returns on investments in low income housing projects. These returns on low income housing projects were the result of rehabilitation tax credits on historic properties which were recognized as income in the second quarter, and are not expected to be recurring items in future years.

    Noninterest expense increased 12.80% in 2000. The principal reason for this was a 11.04% increase in salaries and employee benefits expenses. These increases can be attributed to increases in base salaries, employee benefits and increased accruals for bonuses attributable to a new incentive program beginning in 2000. Other noninterest expenses increased 15.69% or $121,000. Areas affecting this increase include depreciation attributable to the new operations center, accruals for year-end contributions and higher professional fees.

Result of Operations - Quarter Ending June 30, 2000

    Net income for the quarter ending June 30, 2000 decreased $4,000 or .44%, due to a decline in securities gains (net of income taxes) of $172,000 in 1999 compared to none in the current year. Net interest income increased $171,000 due mainly to increases in the level of earning assets. Noninterest income decreased during 2000 due to decreased securities gains compared to 1999. Although the Company's overhead costs increased due to the factors noted above, the level of increase slowed from 16.75% in the first quarter to 9.19% in the second quarter. This decrease is primarily the result of cost savings achieved following enactment of operating changes subsequent to the completion of an efficiency study.

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

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


    Securities (Continued)

Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 2000, the amortized cost of all securities available for sale exceeded their market value by $191,000 ($126,000 after the consideration of income taxes). This decrease is primarily the result of unrecognized losses in the value of the Bank's bond portfolio. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect these fluctuations in value to have a direct impact on earnings.

    Investments in securities increased $2,378,000 (5.35%) in the first six months of 2000. The Bank has invested in relatively short-term maturities in its bond portfolio due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Recent purchases of debt securities have been in the four to five year maturity range at rates significantly above the average rate of the entire securities portfolio. Of the investments in securities available for sale, 30% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have resulted in significant increases in value.

Loan Portfolio

   The Company operates in an agriculturally dominated area, which includes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized businesses within its service area.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, and the local and national economies. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies.

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

   The first six months of 2000 resulted in an increase of $6,772,000 in the loan portfolio. Most of the increase was in residential mortgages. Although competition from other local banks remains a concern, an increase in secondary market loan rates has enabled the Bank to be more competitive with its three and five year adjustable rate mortgage loans.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Loan Portfolio (Continued)

   Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-performing loans totaled $1,608,000 at June 30, 2000 compared to $1,917,000 at December 31, 1999. Approximately 75% of these nonperforming loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. As of June 30, 2000, the Company did not hold any real estate that was acquired through foreclosure.

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

    The allowance for credit losses of $1,136,000 at June 30, 2000 was up $46,000 from its level at December 31, 1999. The allowance was equal to .77% and
 .78% of total loans at June 30, 2000 and December 31, 1999, respectively.

    The provision for loan losses and changes in the allowance for loan losses are shown in note 4, page 8.

Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company experienced a $8,143,000 increase in deposits in the first six months of 2000. All the deposit growth was in time deposits. Much of this increase resulted from proceeds from the buyout of a large, local agricultural cooperative which were deposited in our institution.

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth in the area. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the bank to

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

Deposits and Long-Term Debt (Continued)

match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to higher rates charged by the FHLB and funds generated from increased deposits, no additional funds have been borrowed in 2000. Normal repayments have totaled $1,581,000 so far this year.

Capital

    The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2000, the Company's total risk based capital and total capital to total assets ratios were 18.73% and 12.67%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 2000 over those in 1999.

Liquidity

    Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

    Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchase of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

Interest Rate Sensitivity

    Liquidity as of June 20, 2000 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2000, the Bank has used maturing investments and deposit growth to meet its liquidity needs.

    The Company monitors its interest rate sensitivity periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity. A summary of asset and liability repricing opportunities is shown on page 16 as Table II.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


   Stock Repurchase

    On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases are authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the subsequent twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as unissued stock and will be available for general corporate purposes. Through the end of the second quarter, a total of 10,010 shares have been repurchased.

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

TABLE I

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                                 Six Months Ended            Six Months Ended
                                   June 30, 2000               June 30, 1999

                           Average    Income/   Rates    Average   Income/     Rates
                           Balance    Expense            Balance   Expense

Rate Related Income

   Loans 1               $142,813   $  6,301     8.82% $132,268   $  5,799     8.84%
   Federal funds sold         580         17     5.86%    3,386         78     4.64%
   Bank deposits            1,135         28     4.93%      918         19     4.17%
   Investments
     Taxable 3             31,624      1,011     6.39%   33,556      1,002     5.97%
     Partially
       taxable 2,3         10,555        326     6.18%    9,342        298     6.38%
                           ------       ----    -----     -----      -----    -----

   Total Earning Assets   186,707      7,683     8.23%  179,470      7,196     8.02%
                           -------   -------   ------    -------   -------   -------

Interest Expense

   Demand deposits         20,928        238     2.27%   20,890        231     2.21%
   Savings                 29,526        485     3.29%   29,753        476     3.20%
   Time deposits           76,758      2,032     5.29%   68,283      1,813     5.31%
   Short-term debt          7,630        214     5.61%    7,117        145     4.07%
   Long-term debt          17,613        480     5.45%   20,846        567     5.48%
                           ------    -------             ------    -------   -------

   Total Interest Bearing

     Liabilities          152,455      3,449     4.52%  146,889      3,232     4.44%
                           -------   -------   ------    -------   -------   -------

   Net Interest Margin 1            $  4,234                      $  3,964
                                     =======                       =======

   Net Yield on Interest

     Earning Assets 1                            4.54%                         4.42%
                                               ======                        =======


1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.



       14 (CONTINUED)
TABLE I (CONTINUED)

                                         F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                   (Dollar Amounts in Thousands)


                               Three Months Ended           Three Months Ended
                                  June 30, 2000                June 30, 1999

                           Average   Income/     Rates   Average   Income/     Rates
                           Balance   Expense             Balance   Expense


Rate Related Income

   Loans 1               $145,620   $  3,202     8.80% $132,636   $  2,896     8.66%
   Federal funds sold          57          1     7.01%    3,524         40     4.50%
   Bank deposits            1,021         14     5.48%      885          9     4.04%
   Investments
     Taxable3              33,088        524     6.33%   33,064        498     6.02%
     Partially
      taxable 2,3          10,479        167     6.37%   10,198        162     6.35%
                           ------   --------   -------   ------    -------    ------

   Total Earning Assets   190,265      3,908     8.22%  180,307      3,605     8.00%
                           -------   -------    -----    -------   -------   ------

Interest Expense

   Demand deposits         20,714        118     2.28%   21,282        117     2.18%
   Savings                 29,144        237     3.25%   31,154        245     3.12%
   Time deposits           78,364      1,055     5.39%   66,234        886     5.31%
   Short-term debt          8,628        129     5.98%    7,576         76     3.98%
   Long-term debt          17,227        235     5.46%   20,388        279     5.47%
                           ------    -------    ------   ------    -------   ------

   Total Interest Bearing

     Liabilities          154,077      1,774     4.61%  146,634      1,603     4.40%
                           -------   -------     -----  -------     -------   ------

   Net Interest Margin 1            $  2,134                      $  2,002
                                     =======                       =======

   Net Yield on Interest

     Earning Assets 1                            4.49%                         4.44%
                                               ======                        ======


1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.


TABLE II

                                F & M BANK CORP.

                          INTEREST SENSITIVITY ANALYSIS

                                  JUNE 30, 2000

                            (In Thousands of Dollars)

                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:

     Commercial         $16,439  $ 3,749  $11,240  $   300  $       $31,728
     Installment            177      949   16,861    1,499           19,486
     Real estate         12,745   11,952   53,484   16,684           94,865
     Credit cards         1,011                                       1,011
   Interest bearing

     bank deposits          808                                         808
   Investment securities    125    2,917   28,319      111   15,328  46,800
                         ------   ------   ------   ------   ------  ------

   Total                 31,305   19,567   109,904  18,594   15,328  194,698
                         ------   ------   -------  ------   ------  -------

Sources of Funds

   Interest bearing

     deposits                      4,362   10,143    5,891           20,396
   Regular savings                 5,711   11,421   11,421           28,553
   Certificates of
     deposit $100,000
     and over             2,631    2,972    5,047                    10,650
   Other certificates of

     deposit             21,931   21,704   26,724                    70,359
   Short-term borrowings  9,308                                       9,308
   Long-term debt                    240    2,003   14,724           16,967
                         ------   ------   ------   ------   -----   ------

   Total                 33,870   34,989   55,338   32,036           156,233
                         ------   ------   ------   ------   -----   -------

Discrete Gap             (2,565) (15,422)  54,566  (13,442) 15,328   38,465

Cumulative Gap           (2,565) (17,987)  36,579   23,137  38,465

Ratio of Cumulative Gap   (1.32)%  (9.24)%  18.79%   11.88%  19.76%
   to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2000. In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Part II Other Information

Item 1. Legal Proceedings -            Not Applicable

Item 2. Changes in Securities -        Not Applicable

Item 3. Defaults Upon Senior

        Securities -                   Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -          On  April  8,  2000,  the  stockholders
                                       held   their   annual   meeting.    The
                                       following  item  was  approved  by  the
                                       shareholders by the required majority:

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

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995 Form 10-KSB filed March 26, 1996.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Company did not file any reports on form 8-K for the quarter ended June 30, 2000.

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

27    Financial Data Schedule for the quarter ending
           June 30, 2000                                               19

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

Date      August 10, 2000
      -------------------