Form 10-Q
period 2000-09-30
F&M BANK CORP
filed 2000-11-14
CIK 740806

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
September 30, 2000


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                     ----------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                    Drawer F
                           Timberville, Virginia 22853

                                (540) 896-8941
                           -------------------
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at September 30, 2000
------------------------------              ---------------------------------
Common Stock, par value - $5                             2,435,264 shares

                                F & M BANK CORP.

                                      INDEX

                                                                         Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2000 and 1999                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2000 and 1999                              3

           Consolidated Balance Sheets - September 30, 2000
           and December 31, 1999                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2000 and 1999                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2000 and 1999         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II    OTHER INFORMATION                                             16

Item 1.    Legal Proceedings                                             16

Item 2.    Changes in Securities                                         16

Item 3.    Defaults upon Senior Securities                               16

Item 4.    Submission of Matters to a Vote of Security Holders           16

Item 5.    Other Information                                             16

Item 6.    Exhibit and Reports on Form 8-K                               16


           SIGNATURES                                                    18

Part I Financial Information
Item 1 Financial Statements
                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                          Nine Months Ended
                                                            September 30,
                                                          2000        1999
                                                       ----------  -------
Interest Income
   Interest and fees on loans                           $ 9,566     $ 8,725
   Interest on federal funds sold                            17          92
   Interest on interest bearing deposits                     33          28
   Interest and dividends on investment
     securities                                           1,886       1,822
                                                         ------      ------

   Total Interest Income                                 11,502      10,667
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              350         349
   Interest on savings accounts                             721         726
   Interest on time deposits                              3,259       2,717
                                                         ------      ------

   Total interest on deposits                             4,330       3,792

   Interest on short-term debt                              360         221
   Interest on long-term debt                               706         837
                                                         ------      ------

   Total Interest Expense                                 5,396       4,850
                                                         ------      ------

Net Interest Income                                       6,106       5,817

Provision for Loan Losses                                    89          40
                                                         ------      ------

Net Interest Income after Provision for
   Loan Losses                                            6,017       5,777
                                                         ------      ------

Noninterest Income
   Service charges                                          405         349
   Other                                                    401         201
   Security gains                                           771       1,109
                                                         ------      ------

   Total Noninterest Income                               1,577       1,659
                                                         ------      ------

Noninterest Expense
   Salaries                                               1,579       1,456
   Employee benefits                                        496         473
   Occupancy expense                                        163         144
   Equipment expense                                        214         184
   Other                                                  1,044         877
                                                         ------      ------

   Total Noninterest Expense                              3,496       3,134
                                                         ------      ------

Income before Income Taxes                                4,098       4,302

Provision for Income Tax                                  1,141       1,347
                                                         ------      ------

Net Income                                              $ 2,957     $ 2,955
                                                         ======      ======

Per Share Data

   Net Income                                           $  1.21     $  1.20
                                                         =======    =======

   Cash Dividends                                       $   .44     $   .38
                                                         =======     =======

   Equivalent Shares Outstanding                      2,449,421   2,454,373
                                                      ==========  =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                         Three Months Ended
                                                            September 30,
                                                          2000        1999
                                                       ----------   ------
Interest Income
   Interest and fees on loans                           $ 3,284     $ 2,941
   Interest on federal funds sold                                        14
   Interest on interest bearing deposits                      5           9
   Interest and dividends on investment securities          633         610
                                                         ------      ------

   Total Interest Income                                  3,922       3,574
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              112         118
   Interest on savings accounts                             236         250
   Interest on time deposits                              1,227         904
                                                         ------      ------

   Total interest on deposits                             1,575       1,272

   Interest on short-term debt                              146          76
   Interest on long-term debt                               226         270
                                                         ------      ------

   Total Interest Expense                                 1,947       1,618
                                                         ------      ------

Net Interest Income                                       1,975       1,956

Provision for Loan Losses                                    30          15
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       1,945       1,941
                                                         ------      ------

Noninterest Income
   Service charges                                          138         129
   Other                                                    115          58
   Security gains                                                       264
                                                         ------      ------

   Total Noninterest Income                                 253         451
                                                         ------      ------

Noninterest Expense
   Salaries                                                 508         505
   Employee benefits                                        159         156
   Occupancy expense                                         63          60
   Equipment expense                                         74          63
   Other                                                    392         311
                                                         ------      ------

   Total Noninterest Expense                              1,196       1,095
                                                         ------      ------

Income before Income Taxes                                1,002       1,297

Provision for Income Tax                                    264         392
                                                         ------      ------

Net Income                                              $   738     $   905
                                                         ======      ======

Per Share Data

   Net Income                                           $   .30     $   .37
                                                         =======     ======

   Cash Dividends                                       $   .15     $   .13
                                                         =======     =======

   Equivalent Shares Outstanding                      2,441,118   2,454,143
                                                      ==========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30,  December 31,
     ASSETS                                               2000        1999
                                                      ------------  -------

Cash and due from banks                                 $ 3,871     $ 4,799
Interest bearing deposits in banks                          263         462
Securities held to maturity (note 2)                      4,132       4,330
Securities available for sale (note 2)                   39,431      36,169
Other investments                                         3,900       3,923

Loans, net of unearned discount (note 3)                149,817     140,318
   Less allowance for loan losses (note 4)               (1,148)     (1,090)
                                                         -------     -------

   Net Loans                                            148,669     139,228

Bank premises and equipment                               3,325       3,158
Interest receivable                                       1,532       1,373
Other real estate                                           426         426
Other assets                                              1,387       1,470
                                                         ------      ------

   Total Assets                                        $206,936    $195,338
                                                        =======     =======

     LIABILITIES

Deposits
   Noninterest bearing demand                           $18,205     $17,193
   Interest bearing
     Demand                                              19,283      21,149
     Savings deposits                                    27,432      29,566
     Time deposits                                       83,906      71,599
                                                         ------      ------

   Total Deposits                                       148,826     139,507

Short-term debt                                          11,217       7,720
Long-term debt                                           16,134      18,548
Accrued expenses                                          4,032       4,277
                                                         ------      ------

   Total Liabilities                                    180,209     170,052
                                                        -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,435,264 and
   2,454,143 issued and outstanding, in 2000
   and 1999, respectively                                12,176      12,280
Surplus                                                     511         868
Retained earnings                                        13,468      11,587
Unrealized gain on securities available for sale            572         551
                                                         ------      ------

   Total Stockholders' Equity                            26,727      25,286
                                                         ------      ------

   Total Liabilities and Stockholders' Equity          $206,936    $195,338
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          2000        1999
                                                       ----------     ----

Cash Flows from Operating Activities:
   Net income                                           $ 2,957     $ 2,955
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         194         150
       Amortization of security premiums                     16         167
       Gain on security transactions                       (771)     (1,109)
       Provision for loan losses                             89          40
       Increase in interest receivable                     (159)        (68)
       Decrease in other assets                              83         195
       Increase (decrease) in accrued expenses             (235)      2,047
       Gain on sale of land                                              (1)
       Losses on limited partnership investments            158          91
                                                         ------      ------

   Total Adjustments                                       (625)      1,512
                                                         -------     ------

   Net Cash Provided by Operating Activities              2,332       4,467
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             2,185       3,557
   Proceeds from maturity of investments
     available for sale                                   2,466      10,374
   Proceeds from maturity of investments held
     to maturity                                                      4,065
   Purchase of investments available for sale            (7,098)    (17,837)
   Purchase of investments held to maturity                  (7)       (773)
   Net decrease in interest bearing bank deposits           199       1,407
   Net change in federal funds sold                                   2,436
   Net increase in loans                                 (9,532)     (4,445)
   Sale of other real estate                                 79
   Purchase of property and equipment                      (440)     (1,134)
                                                         -------     ------

   Net Cash Used in Investing Activities                (12,148)     (2,350)
                                                         --------    ------

Cash Flows from Financing Activities:
   Net increase in deposits                               9,319       2,017
   Net decrease (increase) in short-term
     borrowings                                           3,497        (228)
   Repurchase of common stock                              (461)        (40)
   Repayment of long-term borrowings                     (2,414)     (2,558)
   Payment of dividends                                  (1,053)       (908)
                                                         -------     ------

   Net Cash Provided by (Used in) Financing
     Activities                                           8,888      (1,717)
                                                         ------      ------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                             (928)        400

Cash and Cash Equivalents at Beginning of Period          4,799       4,198
                                                         ------      ------

Cash and Cash Equivalents at End of Period              $ 3,871     $ 4,598
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 5,269     $ 4,856
     Income taxes                                         1,052       1,080

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          2000        1999
                                                       ----------  -------

Balance, beginning of period                            $25,286     $24,078

Net income for period                                     2,957       2,955
Net change in unrealized appreciation on
   securities available for sale, net of taxes               21      (1,401)
                                                         ------      ------

Total comprehensive income                                2,978       1,554

Repurchase of common stock                                 (461)        (40)

Dividends declared                                       (1,076)       (933)
                                                         -------     ------

Balance, end of period                                  $26,727     $24,659
                                                         ======      ======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of the F&M Bank Corp.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2000 and December 31, 1999 follows:

                                          2000                 1999
                                ---------------------     --------------
                                   Carrying   Market     Carrying   Market
                                     Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $ 2,354   $  2,346    $  2,469   $ 2,444
          Other debt securities      1,778      1,722       1,781     1,717
          Mortgage-backed
            securities                                         80        79
                                    ------    -------     -------    ------

            Total                  $ 4,132   $  4,068    $  4,330   $ 4,240
                                    ======    =======     =======    ======


                                            2000                1999
                                      -------------        -------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $16,062   $ 16,182    $ 13,914   $14,274
          Equity securities         12,000     10,805      12,339    10,811
          Mortgage-backed
            securities               2,008      2,026       2,571     2,584
          Other debt securities      9,361      9,506       7,345     7,580
                                    ------    -------     -------    ------

            Total                  $39,431   $ 38,519    $ 36,169   $35,249
                                    ======    =======     =======    ======

                                F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                    September 30,  December 31,
                                                          2000       1999
                                                     -------------- -----
          Real Estate

            Construction                                $ 5,473    $  5,481
            Mortgage                                     90,585      84,019
          Commercial and agricultural                    31,805      31,686
          Installment                                    20,849      18,082
          Credit cards                                    1,053       1,016
          Other                                              52          34
                                                         ------     -------

            Total                                      $149,817    $140,318
                                                         =======    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the periods ended September 30, 2000 and 1999 follows:

                                         Nine Months Ended  Three Months Ended
                                           September 30,       September 30,
                                           2000     1999     2000     1999
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,090   $1,162    $1,136   $1,080
          Provisions charged to
            operating expenses               89       40        30       15
          Net (charge offs) recoveries
            Loan recoveries                  31       43        10       17
            Loan charge-offs                (62)    (160)      (28)     (27)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *           (31)    (117)      (18)     (10)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,148   $1,085    $1,148   $1,085
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs

            Real Estate                      (2)                          2
            Commercial                       (4)     (50        (2)      (1)
            Installment                     (25)     (67)      (16)     (11)
                                          ------   -----     ------   -----

            Total                        $  (31)  $ (117)   $  (18)  $  (10)
                                          ======   =====     ======   =====

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

    The financial condition of F & M Bank Corp. remained strong throughout the first nine months of 2000. Annualized growth in loans was 9.03% and annualized growth in deposits was 8.91%. Net income for the first nine months of 2000 increased $2,000 or .07% compared to 1999. The increase in stockholders' equity of 5.70% is attributed to the retention of earnings net of regular dividends and a $21,000 increase in unrealized gains on securities available for sale.

Results of Operations

    Year to Date

    The dollar amount of the tax equivalent, net interest margin increased 5.09% ($304,000) in the first nine months of 2000 compared to the first nine months of 1999. An increase in the return on earning assets of .21%, was offset by an increase in the cost of funds of .26%. All of the increase in the net interest margin was a result of increases in net earning assets (i.e. volume increases) as interest rate margins declined slightly. Increases in the return on earning assets and cost of funds were spread across all asset and liability types. A schedule of the net interest margin for 2000 and 1999 is shown on page 14 as Table I.

    Noninterest income decreased $82,000 in the first nine months of 2000. Exclusive of securities gains, noninterest income increased $256,000 (46.54%). Increases in service charges on deposit accounts totaled $56,000, and were a result of growth in the deposit base and changes on the service charge schedule. Other income increased $200,000 as the result of increases in returns on investments in low income housing projects. The increase in other income was attained in spite of an after tax adjustment to income from insurance operations of $64,000. This adjustment was necessary as a result of the discovery of errors in the processing of premiums on sales of credit life and accident & health insurance. The third-party insurance company, which handles underwriting and policy issuance, mistakenly over booked premium income and related policy claims. Management discovered this error in the third quarter of 2000 when a single large life insurance claim was reported twice.

    Overall, noninterest expenses increased 11.55% in 2000 compared to 1999. Salaries and employee benefits increased 7.57%. These increases can be attributed to increases in base salaries, employee benefits and increased accruals for bonuses attributable to a new incentive program beginning in 2000. Other noninterest expense increased 17.93% or $216,000. Factors contributing to this increase include increased depreciation expense, accruals for year-end contributions and higher professional fees. Professional fees have increased primarily due to an efficiency study which was commissioned by the Board of Directors and management. Results of this study are yielding cost savings and increases in fee income that are in the process of being phased in and will continue to yield results in future periods.

    Quarter Ending September 30, 2000

    Third quarter net income decreased 18.45% compared to the same quarter of 1999. Securities gains decreased $264,000 in 2000. Exclusive of this item, earnings from operations, net of income tax expense, was virtually unchanged from 1999 levels. Although average earning assets increased $12,172,000 over the same period in 1999, the tax-equivalent net interest margin increased only $34,000. This was a result of the cost of funds on interest bearing liabilities increasing more rapidly than the increase in rates on earning assets (increase of .52% vs. increase of .22%). Rate increases by the Fed and strong competition for deposits were the factors causing these increases.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Noninterest income, exclusive of securities gains, increased 35.29% or $66,000. This was in spite of the $64,000 adjustment in insurance income, as explained in the previous section. Noninterest expenses increased 9.22% for the third quarter of 2000. However, increases in personnel related expenses were up only .91%. Staff reductions (through attrition) were realized in the quarter and were based upon recommendations made in the previously mentioned efficiency study. Other noninterest expenses were up 26.05% in the quarter and reflect the professional fees cited in the year to date discussion.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2000, the market value of all securities available for sale exceeded their amortized cost by $912,000 ($572,000 after the consideration of income taxes). This excess is the result of unrecognized gains in the value of equity securities held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuations in the value of these securities to have a direct impact on earnings.

    Although securities markets have been volatile throughout 2000, unrealized holding losses on the bond portfolio have decreased as long-term interest rates moderated during the third quarter. Overall, unrealized gains on equity securities have decreased only $333,000 in spite of gains of $771,000 having been realized within the year. The Company continues to hold equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. The Company continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

    Loan Portfolio

    The Company operates in an agriculturally dominated area in the western portion of Virginia which includes the counties of Rockingham, Page, Shenandoah and Augusta. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes small and medium sized businesses within its service area.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher loan delinquencies in this sector compared to the overall loan portfolio.

    The first nine months of 2000 resulted in a $9,499,000 increase in the loan portfolio, as loans grew at an annualized rate of 9.03%. This increase is indicative of the strength of the local economy. Approximately 70% of the increase is in real estate loans. Although competition from other local banks remains a concern, a general increase in secondary market interest rates has resulted in the Bank funding more three and five year adjustable real estate loans for its own portfolio.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $1,346,000 at September 30, 2000 compared to $1,917,000 at December 31, 1999. Approximately 93% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2000, the Company did not hold any real estate that was acquired through foreclosure.

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

    The allowance for loan losses of $1,148,000 at September 30, 2000 was up $58,000 from its level at December 31, 1999. The allowance was equal to .77% of total loans at September 30, 2000 and .78% at December 31, 1999. Loan losses, net of recoveries total $31,000 through three quarters of 2000. This is equivalent to an annualized loss rate of .03%. In recent years the Company has had an average annual loss rate of approximately .06%, which is roughly one-fourth the rate of similar-sized financial institutions. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The annualized growth of deposits in the first nine months of 2000 totaled 8.91%. This growth was concentrated in certificates of deposit, and resulted primarily from promotional rate specials used to gather deposits to support loan portfolio growth.

    The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 2000, balances in repo accounts totaled $5,988,000 and are included with short-term debt on the balance sheet.

    The Company purchases federal funds from other financial institutions based on liquidity needs. Total fed funds purchased as of September 30, 2000 totaled $5,229,000. The Company expects to continue to purchase funds in the near future.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loans. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and reduce its exposure to interest rate changes. Due to unattractive rates of interest offered by the FHLB and funds generated from deposit growth, no additional funds have been borrowed in 2000. Normal repayments have totaled $2,414,000 this year.

    Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2000, the Company's total risk based capital and total capital to total assets ratios were 18.71% and 12.92%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in regular dividends in 2000 of 15.79%.

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

   Branch Acquisition

   On September 14, 2000, the Company's subsidiary Bank signed an agreement with First Union Bank to acquire two First Union Bank branch offices. These offices are located in the towns of Edinburg and Woodstock, Shenandoah County, Virginia. The Bank will be acquiring the installment loan portfolios of each office as well as demand deposit, savings accounts, certificates of deposits and individual retirement accounts. The Edinburg facility is a leased facility. All other fixed assets along with the Woodstock facility will be purchased by the Bank.

        As of November 3, 2000, the obligations under this agreement are as follows:

        Deposits to be assumed            $ 49,900,000
        Premiums paid First Union on
         deposits assumed                 $  6,700,000
        Installment loans to be assumed   $ 12,000,000

   On October 27, 2000 the Bank received Federal Reserve Bank approval of the purchases and is awaiting approval by the State Corporation Commission's Bureau of Financial Institutions. The closing date for the transfer of the two offices is scheduled for February 23, 2001.

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

Table I

                                  F & M BANK CORP.
                            NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)

                          Nine Months Ended          Nine Months Ended
                          September 30, 2000        September 30, 1999

                    Average     Income/    Rates    Average   Income/  Rates
                    Balance     Expense             Balance  Expense

Rate Related Income

   Loans 1         $144,659    $   9,596    8.84%  $  132,773  $8,747    8.78%
   Federal funds
   sold                 387           17    5.86%       2,526      92    4.86%
   Bank deposits        862           33    5.10%         913      28    4.09%
   Investments
     Taxable 3       31,700        1,545    6.50%      33,787   1,516    5.98%
     Partially
       taxable 2,3   10,736          467    5.80%       9,396     435    6.17%
                     ------         ----   -----        -----     ---   -----

   Total Earning
     Assets         188,344       11,658    8.25%     179,395  10,818    8.04%
                     -------     -------   ------   --------   ------  --------


Interest Expense

   Demand deposits   20,626          350    2.26%      20,833     349    2.23%
   Savings           28,908          721    3.33%      29,411     726    3.29%
   Time deposits     79,093        3,259    5.49%      69,517   2,717    5.21%
   Other short-
     term debt        8,147          350    5.73%       6,762     221    4.36%
   Long-term debt    17,218          706    5.47%      20,420     837    5.47%
                     ------         ----   ------     ------     ---   ------

   Total Interest
     Bearing
     Liabilities    153,992        5,386    4.66%     146,943   4,850    4.40%
                    -------       ------    -----     -------   -----    ------

   Net Interest
     Margin 1                     $6,272                       $5,968
                                   =====                        =====

   Net Yield on
     Interest
     Earning
     Assets 1                               4.44%                        4.44%
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

                                  F & M BANK CORP.
                            NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)

                       Three Months Ended           Three Months Ended
                       September 30, 2000           September 30, 1999

                    Average   Income/   Rates     Average  Income/    Rates
                    Balance   Expense             Balance  Expense

Rate Related Income

   Loans 1          $148,311  $   3,295   8.89%  $  133,782 $ 2,948      8.81%
   Federal funds
     sold                                               968      14      5.78%
   Bank deposits         322          5   6.21%         902       9      3.99%
   Investments
     Taxable 3        31,851        534   6.71%      34,249     514      6.00%
     Partially
       taxable 2,3    11,095        141   5.08%       9,506     137      5.76%
                      ------       ----   -----       -----     ---     -----

   Total Earning
     Assets          191,579      3,975   8.30%     179,407   3,622      8.08%
                     -------     ------  ------     -------   -----   --------


Interest Expense
   Demand deposits    20,022        112   2.24%      20,719     118      2.28%
   Savings            27,672        236   3.41%      30,107     250      3.32%
   Time deposits      83,764      1,227   5.86%      69,938     904      5.17%
   Other short-
     term debt         9,181        136   5.93%       6,493      76      4.68%
   Long-term debt     16,427        226   5.50%      19,585     270      5.51%
                      ------      -----  ------      ------     ---     ------

   Total Interest
     Bearing
     Liabilities     157,066      1,937   4.93%     146,842   1,618      4.41%
                     -------     ------   -----     -------   -----     ------

   Net Interest
     Margin 1                    $2,038                      $2,004
                                  =====                      =====

   Net Yield on
     Interest
     Earning Assets 1                     4.26%                          4.47%
                                        ======                          ======

1  Interest income on loans includes loan fees.
2  An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Table II


                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               September 30, 2000
                            (In Thousands of Dollars)

The following table presents the Company's interest sensitivity.

                        0 - 3   4 - 12    1 - 5   Over 5     Not
                       Months   Months    Years    Years Classified  Total

Uses of Funds

   Loans
      Commercial      $17,648   $2,621  $11,237   $  299   $       $ 31,805
      Installment         152    1,021   17,970    1,758             20,901
      Real estate      13,369   11,720   54,666   16,303             96,058
      Credit cards      1,053                                         1,053
   Interest bearing
      bank deposits       263                                           263
   Investment
      securities          111    2,761   28,585      106    15,900   47,463
                        -----    -----    ------   -----    ------   ------

   Total               32,596   18,123  112,458   18,466    15,900  197,543
                       ------   ------   -------  ------    ------  -------

Sources of Funds

   Interest bearing
      demand deposits            5,522    8,269    5,492             19,283
   Regular savings               5,486   10,973   10,973             27,432
   Certificates of
      deposit
      $100,000 and
      over              1,037    3,751    7,221                      12,009
   Other certificates
      of deposit        9,555   27,792   34,550                      71,897
   Short-term
      borrowings       11,217                                        11,217
   Long-term
      borrowings                   160    1,749   14,225             16,134
                        -----    -----    -----   ------   -----    ------

   Total               21,809   42,711   62,762   30,690            157,972
                       ------   ------  -------    ------   -----   -------

Discrete Gap           10,787  (24,588)  49,696  (12,224)   15,900   39,571

Cumulative Gap         10,787  (13,801)  35,895   23,671    39,571

Ratio of Cumulative
   Gap to Total          5.46%   (6.99)%  18.17%  11.98%    20.03%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2000. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Part II Other Information

Item 1. Legal Proceedings -                        Not Applicable

Item 2. Changes in Securities -                    Not Applicable

Item 3. Defaults Upon Senior Securities -          Not Applicable

Item 4. Submission of Matters to a Vote of
        Security Holders-                          Not Applicable

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

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1997 Form 10-KSB filed March 27, 1998.

           27       Financial Data Schedule attached.


        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 2000.

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

  27    Financial Data Schedule for the quarter ending
           September 30, 2000                                          19

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

November 13, 2000