Form 10-K
period 2000-12-31
F&M BANK CORP
filed 2001-03-30
CIK 740806

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000 Commission file number: 0-13273

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Issuer's revenues for its most recent fiscal year:  $17,317,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 22, 2000 - $24.50 average bid price; $24.50 average ask price.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2000 - 2,431,801

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on page 46.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                                TABLE OF CONTENTS

Part I

                                                                       Page

Item  1.  Description of Business                                        3
          General
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        5

Item  3.  Legal Proceedings                                              5

Item  4.  Submission of Matters to a Vote of Security Holders            5



Part II

Item  5.  Market for Common Equity and Related Stockholder Matters       5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

Item  7.  Financial Statements                                          21

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           44



Part III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                  44

Item 10.  Executive Compensation                                        45

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                46

Item 12.  Certain Relationships and Related Transactions                47


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              47

Signatures                                                              48

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

    Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993.

    The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, trust services, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides other financial services to customers of Farmers & Merchants Bank.

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The Bank has continued to experience good loan demand throughout 2000 due to the strong local and national economies. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

    The operations of F & M Bank Corp., the Bank, TEB, and FMFS are conducted in Timberville, Virginia, in offices located at 205 South Main Street. The Bank has branches at 127 West Rockingham Street, Elkton, Virginia, at the corner of Route 259 and 259 Alternate, Broadway, Virginia, at Highway 33 West at Elkton Plaza, Elkton, Virginia, and at 100 Plaza Drive, Bridgewater, Virginia. As of February 23, 2001, the Bank acquired two branch offices from First Union National Bank located at 120 South Main Street, Edinburg, Virginia and 161 South Main Street, Woodstock, Virginia.

    On December 31, 2000, F & M Bank Corp., the Bank, TEB and FMFS had fifty-three full-time and twenty-one part-time employees. Staff in the two offices acquired from First Union National Bank total eight full-time and five part-time employees. No one employee devotes full-time services to F&M Bank Corp.

Competition

    The Bank's offices compete with approximately sixteen financial institutions. These other institutions include state and nationally chartered banks, as well as nationally chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the Town of Bridgewater, the southern portion of Rockingham County and the northwestern portion of Augusta County. The newly acquired offices in Shenandoah County will serve the towns of Edinburg and Woodstock and the surrounding areas. Bank competition in the area of all offices is very strong.

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

    Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. F & M Bank Corp. owns an interest in the Johnson Williams Project in Berryville, Virginia which provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Housing Equity Fund of Virginia to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V and Historic Equity Fund I. These funds provide housing for low income persons throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the other activities described above or to acquire interests engaging in these activities.

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

Item 3. Legal Proceedings

    Management is not aware of any pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4. Submission of Matters to a Vote of Security Holders

    F & M Bank Corp. has not submitted any matters to the vote of security holders for the last quarter ending December 31, 2000.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

    Farmers & Merchants Bank acts as the transfer agent for F & M Bank Corp. There have been sufficient inquiries on the National Stock Exchange so that the Company is required to report on any stock or cash dividend to the National Association of Security Dealers. The 'bid' and 'asked' price of the Company's stock is not published in any newspaper. Scott & Stringfellow in Richmond, Virginia, makes a market for the stock and the firm has provided market quotes in recent years.

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

     The following schedule shows the range of reported trade prices and dividends per share declared for 1998 through 2000:

                                             Dividends

                                             Declared       High        Low

     1998

       1st quarter                              .097        12.67      11.92
       2nd quarter                              .103        16.25      12.83
       3rd quarter                              .110        16.13      15.00
        4th quarter                             .120        21.50      18.00
       Special Dividend                         .300

     1999

       1st quarter                              .12         24.50      21.00
       2nd quarter                              .13         26.50      21.00
       3rd quarter                              .13         26.50      23.00
       4th quarter                              .14         25.00      22.00

     2000

       1st quarter                              .14         24.25      18.50
       2nd quarter                              .15         24.00      18.00
       3rd quarter                              .15         22.88      19.50
       4th quarter                              .15         33.00      20.00

All amounts reflect a three for one stock split declared in 1998.

(b)  Stockholders

     On December 31, 2000, there were 1,163 holders of F & M Bank Corp. common stock.

(c)  Dividends

     The cash dividends declared are shown in the above table. The principal sources of income of F & M Bank Corp. include dividends paid by its subsidiary bank, dividends received on common and preferred stocks of other corporations and securities gains. See Note 16 to the consolidated financial statements for a discussion of the restrictions on the ability of the subsidiary bank to transfer funds to F & M Bank Corp. in the form of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

OPERATIONS ANALYSIS - 2000 Compared to 1999

Overview

    The Company's net income for 2000 decreased $162,320 or 4.26% from 1999 earnings. Net income per share decreased from $1.55 in 1999 to $1.49 in 2000. The Company's decline in earnings was the result of a combination of factors summarized below. See Table I (page 17) for a five year summary of operations.

Net Interest Margin

    The net weighted interest margin on earning assets on a tax equivalent basis decreased from 4.52% in 1999 to 4.32% in 2000. An increase in the yield on earning assets from 8.17% in 1999 to 8.22% in 2000 was more than offset by an increase in the cost of funds from 4.40% in 1999 to 4.79% in 2000. The Company's net yield on average earning assets of 4.32% is in line with its peer group.

    Yields on loans increased from 8.81% in 1999 to 8.83% in 2000. A decrease in average yields on real estate loans was offset by increases in rates on commercial and installment loans. To balance its interest rate risk on fixed rate loans, the Bank borrows from the Federal Home Loan Bank at fixed rates which are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

    Tax equivalent yields on securities decreased to 6.15% in 2000 from 6.34% in 1999. This decrease was primarily a result of higher rate callable securities being called and replaced with lower rate non-callable securities. Average investments increased 4.38% from the previous year. The Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

    The rates paid on interest bearing deposits increased to 4.62% in 2000 from 4.22% in 1999. Rates on interest bearing demand and savings accounts were virtually unchanged from the prior year. Rates on time deposits increased 45 basis points from 5.20% to 5.65%. This increase was caused by strong competition for deposits and the need to offer "specials" to attract and retain deposits. Average time deposits increased $10,827,000 from 1999 levels and the additional funds were used to support loan growth. Interest-bearing demand and savings accounts decreased as customers moved to the more attractive pricing of the "special" time deposits.

    The cost of FHLB debt was virtually unchanged as the Bank only borrowed $1,000,000 in 2000. Regularly scheduled payments resulted in a $2,973,000 decrease in average outstandings. All FHLB debt is at fixed rates for terms ranging between five and ten years. Yields on short-term debt, which include overnight federal funds purchased and commercial repurchase agreements, increased 148 basis points. The cost of both these sources of funding are tied to the federal funds rate as set by the Federal Open Market Committee of the Board of Governors of the Federal Reserve.

    Table II (page 18) contains a complete yield analysis for the last three years and Table III (page 19) contains the rate/volume changes in these years.

NONINTEREST INCOME

      The Company realized gains of $769,704 in 2000 and $1,179,683 in 1999 on the sale of corporate stocks. The gains came from several market sectors including telecommunications, biotechnology, paper products and electric utilities. The sectors represented by these gains are representative of the Company's efforts in recent years to diversify the portfolio away from an over-concentration in regional banking franchises. Other noninterest income increased 13.33% in 2000 from 1999 levels. The increase is attributed to an increase in service charges on deposit accounts, fees generated from the Bank's contract with its check vendor and interchange fees from increased use of its debit cards.

NONINTEREST EXPENSES

      Noninterest expense increased $339,862 or 7.88% in 2000 over 1999 levels. Salaries and employee benefits increased 7.78% due to increased staffing, normal salary increases, higher health insurance premiums and increased pension expense. Other noninterest expenses increased $138,836 (8.02%). Depreciation expense increased $39,452 and resulted from a full years use of the Operations Center and related equipment which was placed in service in September 1999. Professional fees increased $84,017, due primarily from a project conducted by a firm of efficiency experts. This expense was offset in part by increases in noninterest income from the enactment of recommendations resulting from the study. Cost savings and increases to noninterest income from this study should continue into the foreseeable future. The Company's overall cost of operations relative to asset size compares favorably to its peer group.

PROVISION FOR LOAN LOSSES

      Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $140,000 in 1999 to $123,000 in 2000. Loan losses decreased from $211,914 in 1999 to $105,345 in 2000. Loan losses as a percentage of total loans totaled .07% and continue to be significantly below the Bank's peer group average.

BALANCE SHEET

      Total assets increased 6.90% during the year to $208,817,894. Loan growth was steady throughout the year with total loans increasing $11,717,083 or 8.35%. Funding for the growth came from increases in short-term debt, noninterest bearing deposits and time deposits. These funding sources were also was sufficient to allow proceeds from securities sales and maturities to be reinvested in additional securities.

LIQUIDITY

      Liquid assets include cash, interest-bearing deposits, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity to satisfy depositors' requirements and meet its customers' credit needs.

      To further meet its liquidity needs, the Company maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Traditionally, growth in deposits and proceeds from maturing investment securities have been sufficient to fund most of the net increase in loans and investment securities.

1999 COMPARED TO 1998 OPERATIONS

    Net income in 1999 increased 8.73% over net income in 1998.

    Gains on securities transactions decreased $68,702 or 5.50%. The Company continued its strategy of selectively selling common stocks that have shown sizable long-term appreciation. Other noninterest income increased 48.60%. The increase is attributed to an increase in service charges on deposit accounts and increases in commissions generated from sales of insurance and investment products.

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

    Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the issuers liquidity, capital resources or operations of the issuer. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

BALANCE SHEET

INVESTMENT SECURITIES

    Average balances in investment securities increased 4.38% in 2000 compared to 1999. The Company maintains a high level of earning assets in investment securities to provide for liquidity, as security for public indebtedness and to secure repurchase agreements. A schedule of investment securities is shown in note 4 of the consolidated financial statements.

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

Yields and Maturities

    The yields on taxable and nontaxable investments for 2000, 1999 and 1998 are shown in the yield analysis in Table II (page 18). The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity           Carrying       Fair       Average
                                            Amount        Value       Yield

     Due after one year through five years $  2,886     $  2,860      6.03%
                                            =======      =======    ======

     Securities Available for Sale         Amortized      Fair       Average
                                             Cost         Value       Yield

     Due in one year or less               $  1,092     $  1,091      6.64%
     Due after one year through five years   25,573       25,647      6.27%
                                            -------      -------    ------

                                             26,665       26,738      6.28%

     Equity securities                       10,854       11,942      5.93%
                                           --------     --------    ------

       Total                               $ 37,519     $ 38,680      6.18%
                                           ========      =======    ======

     Yields on tax-exempt securities and equities are stated at tax equivalent yields.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Mortgage-backed Securities

     The Company's investment in mortgage-backed securities as of December 31, 2000, is shown in the following schedule:

                                                        Book         Fair
          Issuer                                        Value        Value

     Pass through obligations

       FNMA & FHLMC                                   $     135   $     136
       GNMA                                               2,449       2,435
                                                       --------    --------

       Total                                          $   2,584   $   2,571
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

Equity Investments

     The Company has investments in common and preferred stock totaling $10,853,533 at December 31, 2000, with an estimated market value of $11,941,891. The investments include common stocks of other bank holding companies and other common stocks which were purchased with the objective of realizing capital gains. Preferred stocks of public utilities and other quality companies have been purchased to obtain competitive yields after the 70% corporate dividend exclusion. The market value of these investments is sensitive to general trends in the stock market and fluctuations in interest rates.

Corporate Bonds

     The Company has invested in high quality corporate debt obligations. The estimated fair value at December 2000 of the Company's corporate bonds was $9,479,850 compared with book value of $9,499,943. The bonds were purchased primarily as short-term investments and maturities extend to 2004.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's loan portfolio totaled $152,034,979 at December 31, 2000 compared with $140,317,896 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Company's commercial and agricultural loans increased 4.11% during 2000 to $32,987,085. The composition of the loans as of December 31, 2000 is shown in the following schedule:

                                            Commercial and Agricultural Loans
                                                     (In thousands)
                                            Secured by
                                            Real Estate   Other       Total

     Commercial                              $  17,715  $  7,913   $ 25,628
     Agricultural                                5,354     1,302      6,656
     Multi family residential                      703                  703
                                              --------   -------    -------

                                             $  23,772  $  9,215   $ 32,987
                                              ========   =======    =======

     The majority of commercial loans are made to small retail, manufacturing and service businesses.

     The Company's mortgage loans increased 10.05% from $84,019,312 to $92,463,872 at December 31, 2000. Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which does not exceed 95% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years. Since 1992, fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for three, five or seven year periods at a fixed rate or as a revolving line of credit.

     The Company's consumer installment loans increased 15.73% to $20,927,176 at December 31, 2000. Consumer loans are made for a variety of reasons, however, approximately 60% of the loans are secured by automobiles and trucks.

     The Company's market area has a stable economy, which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, this cyclical nature is offset by other stable industries in the trade area. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. A large percentage of the agricultural loans are made to poultry growers. During 2000, the poultry industry suffered from the Corona virus. This virus results in a lack of weight gain in the poultry and reduced revenue to the grower. If these conditions persist, the Company may expect higher delinquency rates or a need to modify the repayment terms of some poultry related loans. To this point delinquencies have not increased and the Company is continuously monitoring the status of its portfolio.

     During 2000, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

     Unemployment rates in the Company's market area tend to be below both the national and state averages. The unemployment rate for the month of January 2000 for Rockingham County was 1.1% compared with 2.8% for Virginia and 4.2% for the nation. The trend in employment in the area has a positive effect on the ability of borrowers to repay loans.

     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2000:

                                                Maturity Range
                                   Less Than    1-5       Over
     Loan Type                      1 Year     Years     5 Years     Total
     ---------                     ---------   -----     -------     -----

     Commercial and
       Agricultural Loans         $   9,411  $ 13,957   $  9,619   $ 32,987
     Real Estate - mortgage           2,246     2,738     87,480     92,464
     Real Estate - construction       4,372                           4,372
     Consumer - installment/other     2,354    18,088      1,770     22,212
                                   --------   -------    -------    -------

       Total                      $  18,383  $ 34,783   $ 98,869   $152,035
                                   ========   =======    =======    =======


     Loans with predetermined
       rates                       $  2,684  $   21,791 $   12,051 $ 36,526

     Loans with variable or
       adjustable rates              15,699    12,992     86,818    115,509
                                   --------   -------    -------    -------

       Total                      $  18,383  $ 34,783   $ 98,869   $152,035
                                   ========   =======    =======    =======

NONACCRUAL AND PAST DUE LOANS

     The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments (in thousands):

                                                      December 31,
                                               2000       1999       1998
                                               ----       ----       ----

     Nonaccruing loans                       $  664      $ None    $ None
     Loans past due 90 days or more             421       1,917     2,059
     Percentage to total loans                 .71%       1.37%     1.56%

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2000 and 1999, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

POTENTIAL PROBLEM LOANS

     At December 31, 2000, management had identified loans of $1,267,971 as potential problem loans. These loans are not classified as nonaccrual or past due and management does not anticipate losses on these loans as collateral is considered adequate. The status of these loans is monitored closely and losses, if any, would not be material.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LOAN CONCENTRATIONS

     At December 31, 2000, no industry category exceeded ten percent of total loans.

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

     The Bank has not experienced significant loan losses in any of the last three years. While 1999 losses increased relative to prior years, the loss rate of .16% of average loans outstanding is still below the Company's peer group. During 2000, losses returned to historic levels and continue to be well below peer average. The overall level of the allowance is well below peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio. The current allowance for loan losses is equal to approximately eight years average loan losses. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

     A summary of the activity in the allowance for loan losses for 2000, 1999, and 1998 follows:

                                             2000        1999        1998
                                             ----        ----        ----

     Balance at beginning of period      $1,090,262   $1,162,176  $1,120,749
                                          ---------    ---------   ---------

     Provision charged to expenses          123,000     140,000     110,000
                                          ---------    --------    --------

     Loan losses:
       Commercial                            20,852     107,280       3,551
       Installment                          125,037     149,357     169,866
       Real estate                            2,153       2,384
                                          ---------    --------

       Total loan losses                    148,042     259,021     173,417
                                          ---------    --------    --------

     Recoveries:
       Commercial                             3,292       5,381       6,819
       Installment                           39,063      39,454      98,025
       Real Estate                              342       2,272
                                          ---------    --------

       Total recoveries                      42,697      47,107     104,844
                                          ---------    --------    --------

     Net loan losses                        105,345     211,914      68,573
                                          ---------    --------    --------

     Balance at end of period            $1,107,917   $1,090,262  $1,162,176
                                          =========    =========   =========

     Allowance for loan losses
       as a percentage of loans              .73%        .78%         .88%

     Ratio of net loan losses during the
       period to average loans outstanding
       during the period                     .07%        .16%         .05%

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

    The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                     At December 31
                  --------------------------------------------------------------------------------------
                              2000                        1999                         1998
                  ----------------------------  --------------------------     -------------------------
                                      Percent                      Percent                       Percent
                                        of                           of                            of
                                       Loans                        Loans                         Loans
                             Percent    in               Percent     in                Percent     in
                               of    Category              of     Category               of     Category
                             Allow-   to Total           Allow-   to Total             Allow-   to Total
                   Amount     ance     Loans    Amount    ance      Loans      Amount   ance      Loans

                                                  (Dollars in Thousands)

     Commercial   $   332      30%      25%    $  327      30%       26%      $  392    34%        27%
     Real estate
       mortgage       277      25       61        327      30        60          350    30         59
     Installment      333      30       14        273      25        14          260    22         14
     Unallocated      166      15                 163      15                    160    14
                    -----  ------     ----      -----     ---      ----          ---  ----       ----

       Total       $1,108     100%     100%    $1,090     100%      100%      $1,162   100%       100%
                    =====    ====     ====      =====     ===    ======       ======   ===       ====

DEPOSITS

     The Bank recognized an increase in yearend deposits in 2000 of 9.21%. The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 totaled $12,574,718 at December 31, 2000. The maturity distribution of these certificates is as follows:

                 Less than 3 months      $  1,363,845
                 3 to 12 months             6,406,932
                 1 year to 5 years          4,803,941
                                           ----------

                   Total                 $ 12,574,718
                                          ===========

STOCKHOLDERS' EQUITY

    Total stockholders' equity increased $1,911,834 or 7.56% in 2000. Earnings retained from operations were the primary source of the increase. As of December 31, 2000, the book value per share was $11.18 compared to $10.30 as of December 31, 1999. Dividends are paid to the stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

    Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the holding company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2000, the Company had Tier I capital of 18.20% of risk weighted assets and combined Tier I and II capital of 18.95% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

    In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2000, the Company reported a leverage ratio of 13.02%. The Bank's leverage ratio was also above the minimum.

SHORT-TERM BORROWINGS

    The information concerning short-term borrowings is shown in Note 9 to the financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

    Liquidity as of December 31, 2000 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2000, the Bank used maturing investments, deposit growth and an increase in short-term debt to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity as the Bank borrows money that is repaid over a ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

    There are no off-balance-sheet items that will impair future liquidity.

    Table IV (page 20) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of December 31, 2000.

    At December 31, 2000, the Company had a cumulative Gap Rate Sensitivity Ratio of (19.24)% for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a well-capitalized community bank operating in a rural environment.

Table I

                                F & M BANK CORP.
                         SELECTED OPERATING INFORMATION

                                       Years Ending December 31,
                             (In Thousands, Except per Share Information)
                             2000      1999      1998       1997      1996

CONDENSED STATEMENTS OF
   INCOME AND DIVIDENDS

   Interest and Dividend
     Income               $ 15,509   $ 14,321  $ 14,147  $ 13,532  $ 12,505
   Interest Expense          7,411      6,475     6,931     6,319     6,076
                           -------    -------   -------   -------   -------

   Net Interest Income       8,098      7,846     7,216     7,213     6,429
   Provision for Loan
     Losses                    123        140       110       180       226
                           -------    -------   -------   -------   -------

   Net Interest Income
     after Provision for
     Loan Losses             7,975      7,706     7,106     7,033     6,203
   Noninterest Income        1,808      2,095     1,865       873       661
   Noninterest Expenses      4,653      4,313     3,880     3,568     3,410
                           -------    -------   -------   -------   -------

   Income before Income
     Taxes                   5,130      5,488     5,091     4,338     3,454
   Income Tax Expense        1,486      1,682     1,590     1,330     1,013
                           -------    -------   -------   -------   -------

   Net Income             $  3,644   $  3,806  $  3,501  $  3,008  $  2,441
                           =======    =======   =======   =======   =======

   Total Assets at
     Year End             $208,818   $195,338  $191,495  $173,810  $166,511
                           =======    =======   =======   =======   =======

PER SHARE INFORMATION

   Net Income Per Share   $   1.49   $   1.55  $   1.43  $   1.22  $   1.00
   Dividends Per Share    $    .59   $    .52  $    .73  $    .35  $    .29
   Book Value Per Share   $  11.18   $  10.30  $   9.80  $   9.33  $   7.79

FINANCIAL STATEMENT RATIOS

   Return on Average
     Assets2                  1.76%     1.96%     1.94%     1.77%      1.54%
   Return on Average
     Equity2                 13.88%    15.47%    15.00%    14.44%     13.58%
   Dividend Payout Ratio     39.60%    33.55%     51.22%    28.89%    28.79%
   Average Equity to Average
     Assets Ratio2           12.70%    12.65%     12.97%    12.22%    11.34%

1 Reflects adjustments for three for one stock split declared in 1998. 2 Ratios are primarily based on daily average balances.

Table II

                                              F & M BANK CORP.
                                  NET INTEREST INCOME/RATES EARNED AND PAID

                                    (On a fully taxable equivalent basis)
                                          (In thousands of dollars)

                                       2000                             1999                         1998
                                       ----                             ----                         ----
                                               Average                          Average                      Average
                                                Rates                            Rates                         Rates
                                      Income/  Earned/                 Income/  Earned/              Income/  Earned/
ASSETS                     Average    Expense   Paid        Average    Expense   Paid      Average   Expense   Paid

Loans:
   Commercial 1           $ 37,770    $ 3,573    9.46      $ 35,799    $  3,147   8.79%     $33,921  $ 3,148   9.28%
   Real estate 1            88,485      7,340    8.30        80,693       6,944   8.61       78,072    6,889   8.82
   Installment 1            20,483      2,047    9.99        17,131       1,681   9.81       16,226    1,689  10.41
                           -------     ------   -----       -------     -------  -----       ------   ------  -----

   Total Loans             146,738     12,960    8.83       133,623      11,772   8.81      128,219   11,726   9.15

Investment securities:
   Fully taxable 3          31,704      1,975    6.23        32,530       1,983   6.10       27,794    1,707   6.14
   Partially Taxable 2,3    10,892        646    5.93         8,278         605   7.31        8,235      663   8.05
   Nontaxable 2,3                                                                               320       20   6.25
                          -------      ------   -----       -------      ------  -----      -------    -----  -----

   Total Investment
     Securities             42,596      2,621    6.15        40,808       2,588   6.34       36,349    2,390   6.58

Interest bearing deposits
   in banks                    659         37    5.61           893          38   4.26        1,777       82   4.61
Federal funds sold             322         19    5.90         2,135         105   4.92        3,415      182   5.33
                           -------     ------   -----       -------      ------  -----      -------    -----  -----

   Total Earning
     Assets                190,315     15,637    8.22       177,459      14,503   8.17      169,760   14,380   8.47
                                       ------   -----                    ------   ----                ------   ----

Allowance for loan
   losses                   (1,129)                          (1,109)                         (1,174)
Nonearning assets           17,578                           18,085                          11,420
                            ------                           ------                          ------

   Total Assets           $206,764                         $194,435                        $180,006
                           =======                        =========                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
     bearing              $ 20,378       466     2.29      $ 20,771         467  2.25      $ 19,552      485  2.48
   Savings                  28,264       944     3.34        29,532         975  3.30        27,286      953  3.49
   All other time
     deposits               80,791     4,565     5.65        69,964       3,637  5.20        68,362    3,713  5.43
                            ------     -----    -----        ------       -----  ----        ------    -----  ----

   Total Deposits          129,433     5,975     4.62       120,267       5,079  4.22       115,200   5,151  4.47

Short-term debt              8,379       499     5.96         6,726         301  4.48         5,159     252  4.88
Long-term debt              17,037       937     5.50        20,010       1,095  5.47        18,824   1,529  8.12
                            ------     -----    -----        ------       -----  ----        ------   -----  ----

   Total Interest Bearing
     Liabilities           154,849     7,411     4.79       147,003       6,475  4.40       139,183   6,932  4.98
                                       -----    -----                     -----  ----                 -----  ----

Noninterest bearing
   deposits                 18,035                           16,618                          14,813
Other liabilities            7,622                            6,211                           2,668
                             -----                            -----                          ------

   Total Liabilities       180,506                          169,832                         156,664

Stockholders' equity        26,258                           24,603                          23,342
                            ------                           ------                          ------

   Total Liabilities
     and Stockholders'
     Equity               $206,764                         $194,435                        $180,006
                           =======                          =======                         =======

   Net Interest
     Earnings                         $8,226                             $8,028                      $7,448
                                       =====                              =====                       =====

   Net Yield on Interest
     Earning Assets                             4.32                             4.52%                        4.39%
                                               =====                            =====                        =====

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

Table III

                                F & M BANK CORP.
             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)

                           2000 Compared to 1999      1999 Compared to 1998
                         --------------------------   ---------------------
                            Increase (Decrease)        Increase (Decrease)

                         Due to Change in:Total      Due to Change in: Total
                         Average  Average Increase   Average Average  Increase
                         Volume    Rate  (Decrease)  Volume    Rate  (Decrease)


Interest income:
   Loans:
     Commercial          $ 173   $  253     426       $ 174   $(175)     (1)
     Real estate           552     (156)    396         231    (176)     55
     Installment           311       55     366          94    (102)     (8)
                          ----    -----   -----        ----    -----   ----

   Total loans           1,036      152   1,188         499    (453)     46

   Investment securities:
     Fully taxable         (50)      42      (8)        291     (15)    276
     Partially taxable     163     (122)     41           3     (61)    (58)
     Nontaxable                                         (20)            (20)
                          ----    -----   -----        -----   ----    ----

   Total investment

     securities            113      (80)     33         274     (76)    198

   Interest bearing

     deposits in banks     (10)       9      (1)        (41)     (3)    (44)
   Federal funds sold      (89)       3     (86)        (68)     (9)    (77)
                          -----   -----   ------       -----   -----   ----

   Total Interest Income $1,050  $   84  $1,134       $ 664   $(541)  $ 123
                          =====   =====   =====        ====    =====   ====

Interest expense:
   Deposits:
     Demand              $  (9)  $    8  $   (1)      $  30   $ (48)  $ (18)
     Savings               (42)      11     (31)         78     (56)     22
     All other time
       deposits            485      443     928          87    (163)    (76)
                          ----    -----   -----        ----    -----   ----

   Total deposits          434      462     896         195    (267)    (72)

   Short-term debt          74      124     198          76     (27)     49
   Long-term debt         (163)       5    (158)         96    (530)   (434)
                          -----   -----   ------       ----    -----   ----

   Total Interest

     Expense             $ 345   $  591  $  936       $ 367   $(824)  $(457)
                          ====    =====   =====        ====    =====   ====



NOTES: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference in the total change and the volume change.

Table IV

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                            (In Thousands of Dollars)
                                December 31, 2000

                         1-90    91-365     1-5    Over 5      Not
                         Days     Days     Years    Years  Classified Total

Uses of Funds

Loans:
   Commercial          $18,251   $2,721  $11,729   $  286   $       $32,987
   Installment             148      957   18,088    1,770            20,963
   Real estate           7,631    4,236   74,975    9,994            96,836
   Credit cards          1,249                                        1,249
                         -----    -----    -----    -----    -----   ------

   Total Loans          27,279    7,914  104,792   12,050           152,035

Interest bearing
   bank deposits           313                                          313
Federal Funds Sold         909                                          909
Investment Securities    1,000       92   28,533             15,698  45,323
                         -----    -----   ------    -----    ------  ------

   Total                29,501    8,006  133,325   12,050    15,698 198,580
                        ------    -----  -------   ------    ------ -------

Sources of Funds

Deposits:
   Interest bearing
     demand deposits              5,863    8,738    5,748            20,349
   Savings                        5,281   10,562   10,563            26,406
   Certificates of deposit
     $100,000 and over   1,364    6,407    4,804                     12,575
   Other certificates
     of deposit         10,550   34,495   29,365                     74,410
                        ------   ------   ------   -----    -----    ------

   Total Deposits       11,914   52,046   53,469   16,311           133,740

Short-term debt          8,698                                        8,698
Long-term debt             819    2,246    10,555   2,766            16,386
                         -----    -----    ------   -----    -----   ------

   Total                 21,431   54,292   64,024   19,077           158,824
                         ------   ------   ------   ------   -----   -------

Discrete Gap              8,070  (46,286)  69,301   (7,027) 15,698    39,756

Cumulative Gap            8,070  (38,216)  31,085   24,058  39,756

Ratio of Cumulative Gap
   to Total Earning Assets 4.06%  (19.24)%  15.65%   12.12%  20.02%

Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 2000. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                           22

Consolidated Balance Sheets as of December 31, 2000 and 1999           23

Consolidated Statements of Income - Years Ended December 31,
   2000, 1999, and 1998                                                24

Consolidated Statements of Changes in Stockholders' Equity -
   Years Ended December 31, 2000, 1999, and 1998                       25

Consolidated Statements of Cash Flows -
   Years Ended December 31, 2000, 1999, and 1998                       26

Notes to Consolidated Financial Statements                           27 - 43

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, comprehensive net income and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.



January 26, 2001
Harrisonburg, Virginia

                                F & M BANK CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
ASSETS                                               2000           1999

Cash and due from banks (note 3)                $  3,807,575   $  4,799,546
Interest bearing deposits                            312,524        462,127
Federal funds sold                                   909,000
Securities -
   Held to maturity - fair value of $2,859,536
     in 2000 and $4,240,013 in 1999 (note 4)       2,886,336      4,329,863
   Available for sale (note 4)                    38,679,896     36,168,625
   Other investments (note 4)                      3,756,537      3,923,097

Loans (note 5)                                   152,034,979    140,317,896
   Less allowance for loan losses (note 6)        (1,107,917)     1,090,262)
                                                 ------------   -----------

   Net Loans                                     150,927,062    139,227,634

Construction in progress                             578,586
Bank premises and equipment, net (note 7)          3,068,827      3,158,371
Other real estate                                    426,128        426,128
Interest receivable                                1,481,032      1,372,707
Other assets                                       1,984,391      1,470,155
                                                 -----------    -----------

   Total Assets                                 $208,817,894   $195,338,253
                                                 ===========    ===========

LIABILITIES

Deposits:
   Noninterest bearing                          $ 18,614,720   $ 17,192,876
   Interest bearing:
     Demand                                       14,371,795     15,009,191
     Money market accounts                         5,977,576      6,140,163
     Savings                                      26,405,584     29,565,654
     Time deposits over $100,000 (note 8)         12,574,718      7,381,162
     All other time deposits (note 8)             74,410,006     64,217,906
                                                 -----------    -----------

   Total Deposits                                152,354,399    139,506,952

Short-term debt (note 9)                           8,698,035      7,719,369
Accrued liabilities                                4,181,392      4,277,260
Long-term debt (note 10)                          16,385,838     18,548,276
                                                 -----------    -----------

   Total Liabilities                             181,619,664    170,051,857
                                                 -----------    -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 3,000,000 shares
   authorized,2,433,373 and 2,455,962 shares
   issued and outstanding for 2000 and 1999,
   respectively                                   12,166,865     12,279,810
Capital surplus                                      479,468        868,132
Retained earnings (note 16)                       13,790,628     11,587,061
Accumulated other comprehensive income               761,269        551,393
                                                 -----------    -----------

   Total Stockholders' Equity                     27,198,230     25,286,396
                                                 -----------    -----------

   Total Liabilities and Stockholders' Equity   $208,817,894   $195,338,253
                                                 ===========    ===========

        The accompanying notes are an integral part of this statement.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended December 31,
                                         2000          1999         1998
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans        $12,920,610   $11,740,753   $11,695,691
   Interest on deposits and federal
     funds sold                           62,510       143,132      264,235
   Interest on debt securities -
     taxable                           1,980,466     1,904,852    1,670,354
   Interest on debt securities -
     nontaxable                                                      13,083
   Dividends on equity securities        545,654       532,173      503,911
                                       ---------    ----------    ---------

   Total Interest and Dividend Income 15,509,240    14,320,910   14,147,274
                                      ----------    ----------   ----------

INTEREST EXPENSE:
   Interest on demand deposits           466,086       467,082      484,254
   Interest on savings deposits          944,232       974,507      953,291
   Interest on time deposits
     over $100,000                       462,019       312,233      317,374
   Interest on all other time deposits 4,102,688     3,324,936    3,395,708
                                       ---------    ----------    ---------

   Total interest on deposits          5,975,025     5,078,758    5,150,627
   Interest on short-term debt           498,846       301,216      251,889
   Interest on long-term debt            936,822     1,095,059    1,529,009
                                       ---------    ----------    ---------

   Total Interest Expense              7,410,693     6,475,033    6,931,525
                                       ---------    ----------    ---------

NET INTEREST INCOME                    8,098,547     7,845,877    7,215,749
                                       ---------    ----------    ---------

PROVISION FOR LOAN LOSSES (note 6)       123,000       140,000      110,000
                                       ---------    ----------    ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           7,975,547     7,705,877    7,105,749
                                       ---------    ----------    ---------

NONINTEREST INCOME:
   Service charges on deposit accounts   554,685       470,623      419,904
   Insurance and other commissions       143,682       145,007       19,857
   Other operating income                339,582       300,227      176,557
   Gain on security transactions
     (note 4)                            769,704     1,179,683    1,248,585
                                       ---------    ----------    ---------

   Total Noninterest Income            1,807,653     2,095,540    1,864,903
                                       ---------    ----------    ---------

NONINTEREST EXPENSES:
   Salaries                            2,120,549     1,972,167    1,749,640
   Employee benefits (note 12)           663,704       611,060      447,763
   Occupancy expense                     215,312       201,983      188,340
   Equipment expense                     284,514       254,220      254,402
   Other operating expenses            1,369,139     1,273,926    1,240,199
                                       ---------    ----------    ---------

   Total Noninterest Expenses          4,653,218     4,313,356    3,880,344
                                       ---------    ----------    ---------

   Income before Income Taxes          5,129,982     5,488,061    5,090,308

INCOME TAX EXPENSE (note 11)           1,486,097     1,681,856    1,589,733
                                       ---------    ----------    ---------

   NET INCOME                         $3,643,885   $ 3,806,205   $3,500,575
                                       =========    ==========    =========

PER SHARE DATA
   NET INCOME                         $     1.49   $      1.55   $     1.43
                                       =========    ==========    =========

   CASH DIVIDENDS                     $      .59   $       .52   $      .73
                                       =========    ==========    =========

AVERAGE COMMON SHARES OUTSTANDING      2,445,509     2,454,250    2,455,962
                                       =========    ==========    =========

        The accompanying notes are an integral part of this statement.


                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                                                         Other
                                Common         Capital    Retained   Comprehensive
                                 Stock         Surplus    Earnings      Income        Total

BALANCE -
  December 31, 1997          $  4,093,270  $   866,694  $ 15,536,083  $2,405,867   $22,901,914

Comprehensive Income:
  Net income                                               3,500,575                 3,500,575
  Net change in
   unrealized appreciation
   on securities available
   for sale (note 2(k))                                                 (531,167)     (531,167)
                                                                                     ----------

Comprehensive Income                                                                  2,969,408

Dividends on common stock                                 (1,792,852)                (1,792,852)
Stock split effected
  in the form of a
  dividend (1,637,308
  shares)                       8,186,540                 (8,186,540)
                              -----------   ----------   -----------  ----------     ----------

BALANCE -
  December 31, 1998            12,279,810      866,694     9,057,266   1,874,700     24,078,470

Comprehensive Income:
  Net income                                               3,806,205                 3,806,205
  Net change in unrealized
   appreciation on
   securities available
   for sale (note 2(k))                                               (1,323,307)   (1,323,307)
                                                                                    ----------

Comprehensive Income                                                                 2,482,898

Dividends on common stock                                 (1,276,410)               (1,276,410)
Shares repurchased
  (2,655 shares)                  (13,275)     (46,352)                                (59,627)
Shares sold to ESOP
  (2,655 shares)                   13,275       47,790                                  61,065
                              -----------   ----------   -----------   ---------    ----------

BALANCE -
  December 31, 1999            12,279,810      868,132    11,587,061     551,393    25,286,396

Comprehensive Income:
  Net income                                               3,643,885                 3,643,885
Net change in unrealized
  appreciation on
  securities available
  for sale (note 2(k))                                                  209,876       209,876
                                                                                    ----------

Comprehensive Income                                                                 3,853,761

Dividends on common stock                                 (1,440,318)               (1,440,318)
Shares repurchased
  (22,589 shares)                (112,945)    (388,664)                               (501,609)
                              -----------   ----------   -----------   ---------    ----------

BALANCE -
  December 31, 2000          $ 12,166,865  $   479,468  $ 13,790,628  $  761,269   $27,198,230
                              ===========   ==========   ===========   =========    ==========

         The accompanying notes are an integral part of this statement.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                           2000          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                           $ 3,643,885   $ 3,806,205  $ 3,500,575
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Gain on sale of securities          (769,704)   (1,179,683)  (1,248,585)
       Depreciation                         257,586       218,134      212,687
       Amortization of security premiums     19,222       198,559      155,898
       Provision for loan losses            123,000       140,000      110,000
       Provision for deferred taxes         (90,867)        9,410      (35,407)
       Increase in interest receivable     (108,325)      (20,895)     (74,546)
       Increase in other assets            (514,236)     (154,134)    (147,721)
       Increase (decrease) in accrued
         expenses                           (52,373)      386,151      214,860
       Amortization of limited
         partnership investments            360,893       121,685       81,965
       Other noncash expenses                                           15,208
       Gain on sale of land                                             (9,702)
                                         ----------    ----------  -----------

   Net Cash Provided by
     Operating Activities                 2,869,081     3,525,432    2,775,232
                                         ----------    ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest
     bearing bank deposits                  149,603     1,682,811   (1,317,478)
   Net (increase) decrease in
     federal funds sold                    (909,000)    2,436,000     (181,000)
   Proceeds from maturities of
     securities held to maturity          1,430,967     4,436,157   13,206,462
   Proceeds from maturities of
     securities available for sale        3,326,438    12,349,066    6,393,226
   Proceeds from sales of
     securities available for sale        2,185,135     3,764,619    7,319,842
   Purchases of securities
     held to maturity                        (6,771)   (1,523,000)  (5,438,377)
   Purchases of securities
     available for sale                  (7,233,362)  (16,827,648) (25,390,932)
   Purchase of other securities                         (1,500)       (999,150)
   Net increase in loans                (11,822,428)   (8,228,731)  (9,225,487)
   Purchase of property and equipment      (225,456)   (1,296,207)    (319,803)
   Construction in progress payments       (578,586)                   (90,332)
   Sale of other real estate                 79,489                     10,641
                                         ----------    ----------  -----------

   Net Cash Used in Investing
     Activities                         (13,603,971)  (3,208,433)   16,032,388)
                                       ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings
     deposits                           (2,538,209)    4,036,901     2,825,773
   Net increase in time deposits        15,385,656       347,781     5,962,403
   Net increase in short-term debt         978,666       430,322     1,951,128
   Dividends paid in cash               (1,419,147)   (1,227,072)   (1,735,547)
   Proceeds from long-term debt          1,000,000                  23,714,053
   Payments to repurchase common
     stock                                (501,609)      (59,627)
   Proceeds from issuance of
     common stock                                         61,065
   Repayments of long-term debt         (3,162,438)   (3,305,295)   18,836,583)
                                       -----------   -----------  -----------

   Net Cash Provided by
     Financing Activities                9,742,919       284,075    13,881,227
                                        ----------    ----------   -----------

Net Increase (decrease) in Cash
     and Cash Equivalents                 (991,971)      601,074       624,071

Cash and Cash Equivalents,
   Beginning of Year                     4,799,546     4,198,472     3,574,401
                                        ----------    ----------   -----------

Cash and Cash Equivalents,
   End of Year                         $ 3,807,575   $ 4,799,546  $  4,198,472
                                        ==========    ==========   ===========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                  $ 7,218,051   $ 6,467,192  $  6,883,142
     Income taxes                        1,322,000     1,345,000     1,595,000

Noncash Transactions

   The Company financed purchases of its interests in limited partnerships in 1999 through the incurrence of debt totaling $1,498,500.

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

(d)   Principles of Consolidation

             The consolidated financial statements include the accounts of the Farmers and Merchants Bank, the TEB Life Insurance Company and
             Farmers & Merchants Financial Services, Inc. Significant intercompany accounts and transactions have been eliminated.

(d)   Use of Estimates in the Preparation of Financial Statements

             In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements; actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes is the determination of the allowance for loan losses, which is sensitive to changes in local and national economic conditions.

(d)   Cash and Cash Equivalents

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

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (e)Accounting for Historic Rehabilitation and Low Income Housing Partnerships

             The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years). In addition, state and federal historic rehabilitation credits are generated from a recent investment in a partnership organized for this purpose. Amortization of this investment is based on the amount or benefits received in the current year to total estimated benefits over the life of the project. All benefits have been shown as investment income since income tax benefits are the only anticipated benefits of ownership.

          (f)Loans

             Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.

          (g)Allowance for Loan Losses

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

          (l)Comprehensive Income

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

             The components of other comprehensive income and related tax effects are as follows:

                                              Years Ended December 31,
                                              ------------------------
                                            2000        1999         1998
                                            ----        ----         ----

             Unrealized holding gains
                 (losses) on available-
                 for-sale securities     $1,011,142  $ (915,573)  $  388,325
             Reclassification adjustment
                 for gains realized in
                 income                    (769,704) (1,179,683)  (1,248,585)
                                          ---------  ----------   ----------

             Net Unrealized Gains
                 (Losses)                   241,438  (2,095,256)    (860,260)
             Tax effect                      31,562     771,949      329,093
                                          ---------   ---------    ---------

             Net Change                  $  209,876  $(1,323,307) $ (531,167)
                                          =========   ==========   =========


NOTE 3    CASH AND DUE FROM BANKS:

          The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $764,000 and $736,000 for the years ended December 31, 2000 and 1999, respectively.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES:

          The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized Unrealized     Fair
                                 Cost         Gains     Losses       Value

          December 31, 2000
          U. S. Treasuries

            and Agencies      $1,109,274  $           $   1,786   $1,107,488
          Corporate bonds      1,777,062                 25,014    1,752,048
                               ---------   --------   ---------    ---------

            Total Securities
             Held to Maturity $2,886,336  $           $  26,800   $2,859,536
                               =========   ========    ========    =========

          December 31, 1999
          U. S. Treasuries

            and Agencies      $2,468,607  $           $  25,194   $2,443,413
          Mortgage-backed
            obligations of
            federal agencies      79,696                    316       79,380
          Corporate bonds      1,781,560                 64,340    1,717,220
                               ---------   --------    --------    ---------

            Total Securities
             Held to Maturity $4,329,863  $           $  89,850   $4,240,013
                               =========   ========    ========    =========


          The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2000

          U.S. Agencies     $15,326,434  $  137,478  $   45,452 $15,418,460
          Mortgage-backed
            obligations of
            federal agencies  1,839,058       7,445       6,808   1,839,695
          Marketable
           equities          10,853,533   2,416,151   1,327,793  11,941,891
          Corporate bonds     9,499,943      57,652      77,745   9,479,850
                              ---------   ---------   ---------   ---------

            Total Securities
              Available for
              Sale          $37,518,968  $2,618,726  $1,457,798 $38,679,896
                             ==========   =========   =========  ==========

          December 31, 1999

          U.S. Agencies     $14,273,511  $           $  360,181 $13,913,330
          Mortgage-backed
            obligations of
            federal agencies  2,584,194       7,480      20,353   2,571,321
          Marketable
            equities         10,810,992   2,433,176     905,194  12,338,974
          Corporate bonds     7,580,438                 235,438   7,345,000
                              ---------   ---------   ---------   ---------

            Total Securities
              Available for
              Sale          $35,249,135  $2,440,656  $1,521,166 $36,168,625
                              ==========  =========   =========  ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          The amortized cost and fair value of securities at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Securities Held       Securities Available
                                  to Maturity              for Sale
                              Amortized     Fair      Amortized     Fair
                                Cost        Value       Cost        Value

          Due in one year or
            less             $      298  $      298  $ 1,092,595 $ 1,091,349
          Due after one year
            through five
            years             2,886,038   2,859,238   25,572,840  25,646,656
                              ---------   ---------   ----------  ----------

            Total             2,886,336   2,859,536  26,665,435   26,738,005

          Marketable
           equities                                  10,853,533   11,941,891
                             ----------   ---------  ----------   ----------

                             $2,886,336  $2,859,536  $37,518,968 $38,679,896
                              =========   =========   ==========  ==========


          Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 2000, 1999 or 1998. Realized gains and losses on marketable equity transactions are summarized below:

                                             2000        1999        1998

          Gains                           $ 798,563  $1,239,207  $1,579,042
          Losses                             28,859      59,524     330,457
                                           --------    --------    --------

            Net Gains                     $ 769,704  $1,179,683  $1,248,585
                                           ========   =========   =========


          The carrying value (which approximates fair value) of securities pledged by the Company to secure deposits and for other purposes amounted to $18,107,053 at December 31, 2000 and $13,836,267 at
          December 31, 1999.

          There were no state or political subdivision obligations of a single issuer that exceeded 10% of stockholders' equity at December 31, 2000, 1999 or 1998.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):


NOTE 4    INVESTMENT SECURITIES (CONTINUED):

          Other investments consist of investments in six low-income housing and historic credit partnerships (carrying basis of $2,519,368) and stock in the Federal Home Loan Bank, Community Bankers Bank, Federal Reserve Bank, Shenandoah Title, LLC and Virginia Bankers' Insurance Center, LLC (carrying basis of $1,237,169). The interests in the low-income housing and historic credit partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2000.

          At December 31, 2000, the Company was committed to invest an additional $2,151,766 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and as an accrued liability on the balance sheet.

NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                    2000            1999
          Real Estate

            Construction                        $  4,371,959   $  5,481,073
            Mortgage                              92,463,872     84,019,312
          Commercial and agricultural             32,987,085     31,685,756
          Installment                             20,927,176     18,082,123
          Credit cards                             1,249,068      1,015,866
          Other                                       35,819         33,766
                                                 -----------    -----------

            Total                               $152,034,979   $140,317,896
                                                 ===========    ===========

          The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $21,293,076 and $22,033,948 as of December 31, 2000 and 1999, respectively.

NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             2000       1999        1998

          Balance, beginning of year     $1,090,262  $1,162,176  $1,120,749
          Provision charged to operating
             expenses                       123,000     140,000     110,000
          Loan recoveries                    42,697      47,107     104,844
          Loans charged off                (148,042)   (259,021)   (173,417)
                                          ----------  ---------   ---------

            Balance, End of Year         $1,107,917  $1,090,262  $1,162,176
                                          =========   =========   =========

          Percentage of gross loans            .73%        .78%        .88%

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                  2000           1999

          Land                               $    424,723   $    480,651
          Buildings and improvements            2,797,386      2,818,590
          Furniture and equipment               2,661,095      2,558,613
                                              -----------    -----------

                                                5,883,204      5,857,854
          Less - accumulated depreciation      (2,814,377)    (2,699,483)
                                              -----------    -----------

             Net                             $  3,068,827   $  3,158,371
                                              ===========    ===========

          Provisions for depreciation of $257,586 in 2000, $218,134 in 1999 and $212,687 in 1998 were charged to operations.

NOTE 8    DEPOSITS:

          At December 31, 2000, the scheduled maturities of time deposits are as follows:

                   2001                                    $ 53,881,016
                   2002                                      20,179,485
                   2003                                       6,878,376
                   2004                                       1,153,448
                   Thereafter                                 4,892,399
                                                            -----------

                     Total                                 $ 86,984,724
                                                            ===========


NOTE 9    SHORT-TERM DEBT:

          Short-term debt information is summarized as follows:

                                                                    Weighted
                           Maximum       Outstanding     Average     Average  Year End
                       Outstanding at        at          Balance    Interest  Interest
                        Any Month End     Year End    Outstanding 1    Rate     Rate


          2000

          Treasury, tax

            and loan     $    29,205    $              $    16,931     n/a      n/a
          Federal funds

            purchased      6,040,000                     2,037,910    6.74%     n/a
          Notes payable      359,302                        68,105    8.92%     n/a
              Securities sold
            under agreements
            to repurchase  8,698,035      8,698,035      6,255,820    5.68%    5.76%
                          ----------     ----------     ----------   ------    ----

          Totals                        $ 8,698,035    $ 8,378,766    5.95%    5.76%
                                         ==========     ==========    =====    =====

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9    SHORT-TERM DEBT (CONTINUED):

                                                                 Weighted
                            Maximum     Outstanding    Average    Average   Year End
                        Outstanding at      at         Balance   Interest   Interest
                         Any Month End   Year End   Outstanding 1   Rate      Rate


          1999

          Treasury, tax
            and loan     $    26,246   $    17,081  $    22,214      n/a      n/a
          Federal funds
            purchased      1,072,000       963,000      136,827     5.66%    5.77%
          Notes payable      116,739       116,739        9,598     8.00%    8.00%
          Securities sold
            under agreements
            to repurchase  7,762,956     6,622,549    6,557,376     4.46%    4.88%
                          ----------    ----------   ----------     -----    -----

          Totals                       $ 7,719,369  $ 6,726,015     4.47%    5.03%
                                        ==========   ==========     =====    =====

          1998

          Treasury, tax
            and loan     $   661,833   $            $    73,505     7.98%     n/a
          Federal funds
            purchased        304,000                     11,244     5.88%     n/a
          Notes payable      344,753                     50,542     7.75%     n/a
          Securities sold under
            agreements to
            repurchase     7,155,227     7,155,227    5,099,700     4.82%    4.31%
                          ----------    ----------   ----------     ----     ----

          Totals                       $ 7,155,227  $ 5,234,991     4.81%    4.31%
                                        ==========   ==========     ====     ====

          1 Based on daily amounts outstanding

          The Bank issues repurchase agreements to customers desiring short-term investments. These agreements are issued on a daily basis and are secured by United States Agency obligations and corporate bonds. The market value of these securities approximates their carrying value. All securities sold under agreements to repurchase are under the Company's control.

          As of December 31, 2000, the Company had lines of credit with correspondent banks totaling $13,366,000, which are used in the management of short-term liquidity.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10   LONG-TERM DEBT:

          Advances from the Federal Home Loan Bank of Atlanta (FHLB) were $1,000,000 in 2000 and zero in 1999. The interest rates on the notes payable are fixed at the time of the advance and range from 5.05% to 5.96%; the weighted average interest rate is 5.50% at December 31, 2000. During 1998, the Company paid $392,729 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 1998 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

          Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $936,822, $1,095,059, and $1,529,009 was incurred on these debts in 2000, 1999, and 1998, respectively. The maturities of long-term debt as of December 31, 2000 are as follows:

             2001                                $ 3,065,295
             2002                                  2,985,295
             2003                                  2,831,241
             2004                                  2,369,079
             2005                                  2,369,079
             Thereafter                            2,765,849
                                                  ----------

             Total                               $16,385,838
                                                  ==========


NOTE 11   INCOME TAX EXPENSE:

          The components of the income tax expense are as follows:

                                            2000        1999        1998
          Current expense

            Federal                      $1,538,275  $1,626,377  $1,552,168
            State                            38,689      46,069      72,972
          Deferred expense
            Federal                         (90,867)      9,410     (35,407)
                                          ----------  ---------   ---------

            Total Income Tax Expense     $1,486,097  $1,681,856  $1,589,733
                                          =========   =========   =========

          Amounts in above arising from gains
            on security transactions     $  293,322  $  427,980  $  473,182
                                          =========   =========   =========


          The deferred tax effects of temporary differences are as follows:

                                              2000        1999        1998
          Tax Effects of Temporary Differences:
            LIH Partnership Losses        $ (43,697)  $           $
            Provision for loan losses         4,983      24,451     (14,086)
            Split dollar life insurance      (8,506)     (2,422)    (11,267)
            Non-qualified deferred
              compensation                  (54,828)    (42,932)    (27,427)
            Depreciation                     56,362      19,902       8,477
            Pension expense                 (40,163)      7,992      16,818
            Other                            (5,018)      2,419      (7,922)
                                           ---------   --------    --------

            Deferred Income Tax Benefit   $ (90,867)  $   9,410   $ (35,407)
                                           =========   ========    =========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   INCOME TAX EXPENSE (CONTINUED):

          The components of the deferred taxes as of December 31 are as follows:

                                                          2000       1999
          Deferred Tax Assets:
            Bad debt allowance                        $ 257,058   $ 252,075
            Split dollar life insurance                  94,375      85,869
            Nonqualified deferred compensation          129,747      74,919
            Low income housing partnership losses        29,743      12,152
            State historic tax credits                  129,871
            Other                                         7,205
                                                      ---------

          Total Assets                                  647,999     425,015
                                                      ---------    --------

          Deferred Tax Liabilities:
            Securities available for sale               375,693     368,730
            Unearned low income housing credits         288,438     199,980
            Depreciation                                102,409      46,047
            Pension                                     125,599     165,762
            Other                                         9,418      23,371
                                                       --------    --------

            Total Liabilities                           901,557     803,890
                                                       --------    --------

            Net Liability                             $(253,558)  $(378,875)
                                                       =========   ========

          The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                             2000        1999        1998

          Tax expense at federal
            statutory rates              $1,744,194  $1,865,941  $1,730,705
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net        39,512      56,038      62,594
              Partially exempt income      (126,828)   (146,584)   (138,667)
              Tax-exempt income            (180,486)    (47,212)    (41,034)
              Other                           9,705     (46,327)    (23,865)
                                          ---------   ----------  ---------

              Total Income Tax Expense   $1,486,097  $1,681,856  $1,589,733
                                          =========   =========   =========


NOTE 12   EMPLOYEE BENEFITS:

          The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $165,509, $153,667, and $96,868 for 2000, 1999, and 1998, respectively.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12   EMPLOYEE BENEFITS (CONTINUED):

          The Company has established an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $159,000 in 2000, $160,000 in 1999, $150,000 in 1998 to the Plan and charged this expense to operations.

NOTE 13   CONCENTRATIONS OF CREDIT:

          The Company had cash deposits in other commercial banks totaling $2,580,337 and $2,157,260 at December 31, 2000 and 1999, respectively.

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

NOTE 14   COMMITMENTS:

          The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                    2000           1999

          Commitments to loan money            $ 23,266,949   $ 25,295,880
          Standby letters of credit                 596,922      1,189,951

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

          Loan transactions with related parties are shown in the following schedule:

                                                   2000         1999

          Total loans, beginning of year       $1,345,420   $ 1,133,362
          Change in directorship                                131,279
          New loans                               594,748       697,597
          Repayments                             (536,569)     (616,818)
                                                ----------   ----------

          Total Loans, End of Year             $1,403,599   $ 1,345,420
                                                =========    ==========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

          The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2001, approximately $2,118,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,345,000 in 2000, $1,419,000 in 1999 and $1,550,000 in 1998.

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

          Estimated fair value and the carrying value of financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                           2000                 1999
                                   Estimated Carrying    Estimated  Carrying
                                  Fair Value   Value    Fair Value    Value

          Financial Assets

          Cash                     $ 3,808      3,808    $  4,800   $ 4,800
          Interest bearing
            deposits                   313        313         462       462
          Federal funds sold           909        909
          Securities available for
            sale                    38,680     38,680      36,169    36,169
          Securities held to
            maturity                 2,860      2,886       4,240     4,330
          Other investments          3,757      3,757       3,923     3,923
          Loans                    150,833    150,927     136,922   139,228
          Accrued interest
            receivable               1,481      1,481       1,373     1,373

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    18,615     18,615      17,193    17,193
            Interest bearing        20,349     20,349      21,149    21,149
          Savings deposits          26,406     26,406      29,566    29,566
          Time deposits             87,385     86,985      71,904    71,599
          Accrued liabilities        4,181      4,181       4,277     4,277
          Short-term debt            8,698      8,698       7,719     7,719
          Long-term debt            16,219     16,386      17,472    18,548


          The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2000.

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

          Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2000, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

          The Company's actual capital ratios are presented in the following table:

                                       Actual        Regulatory Requirements
                                    December 31,     Adequately     Well
                                   2000       1999   Capitalized Capitalized

          Total risk-based ratio  18.95%     18.44%     8.00%      10.00%
          Tier 1 risk-based ratio 18.20%     17.66%     4.00%       6.00%
          Total assets leverage
            ratio                 12.96%     12.65%     3.00%       5.00%


NOTE 19   ACQUISITION OF BRANCHES:

          During the third quarter of 2000, F&M Bank Corp. entered into an agreement to purchase the First Union National Bank branches located in Edinburg and Woodstock, Virginia. The agreement has been approved by bank regulators and closing is set for February 23, 2001. The branches to be acquired have a combined total of approximately $40 million in deposits as of December 31, 2000.

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                         December 31,
ASSETS                                                2000         1999

   Cash and cash equivalents                     $   176,599   $   189,476
   Investment in subsidiaries                     15,147,934    13,461,648
   Loans receivable                                  194,902       246,885
   Securities available for sale                  11,409,194    11,851,335
   Other securities                                2,519,666     2,873,490
   Accrued interest receivable                           736         1,373
   Due from subsidiaries                              68,762
   Income tax receivable                             248,086       127,673
   Other real estate                                 426,128       426,128
                                                  ----------    ----------

   Total Assets                                  $30,192,007   $29,178,008
                                                  ==========    ==========

LIABILITIES

   Notes payable                                 $             $   116,739
   Due to subsidiaries                                             176,743
   Dividends payable                                 365,006       343,835
   Demand obligations for low income
     housing investment                            2,151,766     2,467,809
   Deferred income taxes                             477,005       786,486
                                                  ----------    ----------

   Total Liabilities                               2,993,777     3,891,612
                                                  ----------    ----------

                              STOCKHOLDERS' EQUITY

   Common stock par value $5 per share,
     3,000,000 shares authorized,  2,433,373
     and 2,455,962 shares issued and outstanding
     for 2000 and 1999, respectively              12,166,865    12,279,810
   Capital surplus                                   479,468       868,132
   Retained earnings                              13,790,628    11,587,061
   Accumulated other comprehensive income            761,269       551,393
                                                  ----------    ----------

   Total Stockholders' Equity                     27,198,230    25,286,396
                                                  ----------    ----------

   Total Liabilities and Stockholders' Equity    $30,192,007   $29,178,008
                                                  ==========    ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                STATEMENTS OF NET INCOME AND RETAINED EARNINGS

                                             Years Ended December 31,
                                          2000         1999          1998
INCOME

   Dividends from affiliate          $ 1,345,000   $ 1,419,000  $ 1,550,000
   Interest on loans                      16,543        21,022       22,059
   Investment income                      20,933        12,759       26,308
   Dividend income                       415,533       422,640      433,962
   Security gains                        798,563     1,127,882    1,236,405
   Net limited partnership income        147,008        36,302       12,802
   Other                                     831         2,504        9,702
                                      ----------    ----------   ----------

   Total Income                        2,744,411     3,042,109    3,291,238
                                      ----------    ----------   ----------

EXPENSES

   Interest expense                        6,087           965        3,917
   Administrative expenses               111,740       112,531       80,584
                                      ----------    ----------   ----------

   Total Expenses                        117,827       113,496       84,501
                                      ----------    ----------   ----------

Net income before income tax expense
   and increase in undistributed equity
   of affiliates                       2,626,584     2,928,613    3,206,737

INCOME TAX EXPENSE                       200,018       401,790      461,570
                                      ----------    ----------   ----------

Income before increase in undistributed
   equity of affiliates                2,426,566     2,526,823    2,745,167

Increase in undistributed income
   of affiliates                       1,217,319     1,279,382      755,408
                                      ----------    ----------   ----------

   NET INCOME                          3,643,885     3,806,205    3,500,575

Retained earnings, beginning of year  11,587,061     9,057,266   15,536,083
Stock split effected in the form of
   a dividend                                                    (8,186,540)
Dividends on common stock             (1,440,318)   (1,276,410)  (1,792,852)
                                      ----------    ----------   ----------

Retained Earnings, End of Year       $13,790,628   $11,587,061  $ 9,057,266
                                      ==========    ==========   ==========

                                F & M BANK CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
                                           2000        1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                          $ 3,643,885  $ 3,806,205  $ 3,500,575
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Undistributed subsidiary income  (1,217,319)  (1,279,382)    (755,408)
       Gain on sale of securities         (798,563)  (1,127,882)  (1,236,405)
       Deferred tax (benefit) expense      (90,608)      10,628
       Decrease (increase) in interest
         receivable                           (637)        (168)         267
       Decrease (increase) in due from
         subsidiary                        (68,762)       4,393      360,052
       Decrease (increase) in other
         receivables                      (120,414)      81,929      (89,161)
       Increase (decrease) in due to
         subsidiary                       (176,743)     234,492       51,650
       Amortization of limited
         partnership investments           360,893      121,685       81,965
                                        ----------   ----------   ----------

   Net Cash Provided by Operating
     Activities                          1,531,732    1,851,900    1,913,535
                                        ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities
     available for sale                  2,185,135    3,556,512    4,912,248
   Proceeds from maturity of securities
     available for sale                        690        1,987      994,192
   Purchase of securities available
     for sale                           (1,428,879)  (5,167,543)  (4,646,422)
   Purchase of other securities                          (1,500)    (999,150)
   Decrease in loans receivable             51,983       12,944       11,979
                                        ----------   ----------   ----------

   Net Cash Provided by (Used in)
     Investing Activities                  808,929   (1,597,600)     272,847
                                        ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in short-term debt (116,739)     116,739
   Decrease in demand obligations payable (316,043)
   Payments to repurchase common stock    (501,609)     (59,627)
   Proceeds from issuance of common stock                61,065
   Dividends paid in cash               (1,419,147)  (1,227,072)  (1,735,547)
                                       -----------  -----------   ----------

   Net Cash Used in Financing
     Activities                         (2,353,538)  (1,108,895)  (1,735,547)
                                       -----------  -----------   ----------

Net Increase (decrease) in Cash and
   Cash Equivalents                        (12,877)    (854,595)     450,835

Cash and Cash Equivalents, Beginning
   of Year                                 189,476    1,044,071      593,236
                                        ----------   ----------   ----------

Cash and Cash Equivalents, End of Year $   176,599  $   189,476  $ 1,044,071
                                        ==========   ==========   ==========

Noncash Transactions

   The Company financed purchases of its interests in limited partnerships in 1999 through the incurrence of debt totaling $1,498,500.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                    Principal Occupation
 Name and Position               Director              During the Last
   with the Bank          Age      Since                 Five Years

                               CLASS A DIRECTORS
           (to serve until the 2000 annual meeting of shareholders)

Ellen R. Fitzwater        54       1999          Corporate Accountant,  Rocco,
                                                 Inc.,  since  1995;   Partner,
                                                 Financial   Manager  Fitzwater
                                                 Trucking      since      1990;
                                                 Member-manager,   F&R  Leasing
                                                 L.L.C.    since   June   2000;
                                                 Member,       Blue       Ridge
                                                 Transportation        Service,
                                                 L.L.C. since June 2000

Lawrence H. Hoover, Jr.   66       1981          Attorney,  Partner in Hoover,
Vice Chairman of the                             Penrod, Davenport & Crist and
Board                                            its predecessor since 1971

Richard S. Myers          53       1988          President   of   Dick   Myers
                                                 Chevrolet-GEO  since February
                                                 1991;      Owner,      TrAndy
                                                 Apartments,     L.L.C.    and
                                                 TrAndy Real Estate  Holdings,
                                                 L.L.C.

Ronald E. Wampler         53       1991          Farmer  and  partner  in Dove
                                                 Ohio  Farms,   LLC.  and  its
                                                 affiliates


                               CLASS B DIRECTORS
           (to serve until the 2001 annual meeting of shareholders)

Thomas L. Cline           54       1991          President    of    Truck    &
                                                 Equipment      Corp.      and
                                                 MacLease,   Inc.   since  May
                                                 1997;  Secretary of North and
                                                 South Lines,  Inc.  since May
                                                 1997;   Secretary   of  Truck
                                                 Thermo  King  and   Transport
                                                 Repairs, Inc. since 1974

Robert L. Halterman       65       1980          President     of     Virginia
                                                 Classic  Mustang,   Inc.,  an
                                                 auto parts  company;  Partner
                                                 in H&H Properties

Michael W. Pugh           46       1994          President   of  Old  Dominion
                                                 Realty,   Inc.;   Partner  in
                                                 Tri-City   Development   Co.;
                                                 President     of     Colonial
                                                 Appraisal  Service,  Inc. and
                                                 Treasurer    of   Old    Mill
                                                 Enterprises,   Inc.;  Manager
                                                 of  Pugh  Investments  L.L.C.
                                                 and  Secretary  of  Oak  Tree
                                                 Enterprises, Inc.

                               CLASS C DIRECTORS
           (to serve until the 2002 annual meeting of shareholders)

Julian D. Fisher          60       1990          CEO of  Farmers  &  Merchants
President                                        Bank since May 1996; President
                                                 of Bank since Oct. 1991

Dan B. Todd               69       1969          CEO of  Farmers  &  Merchants
Chairman                                         Bank from 1969 to  May 1996;
                                                 Chairman of the Board since
                                                 Oct. 1991

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued)

Compliance with Section 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during 1999, all filing requirements applicable to its officers and directors were complied with.

Item 10.  Executive Compensation

    The Summary Compensation Table below sets forth the compensation of the Company's Chief Executive Officer for all services rendered to the Company and its subsidiary, Farmers & Merchants Bank, for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

        Name and                Annual Compensation 1          Other
   Principal Position         Year    Salary($)   Bonus($) Compensation($)3

   Julian D. Fisher           2000   $130,000    $47,500 2     $44,853
   Chief Executive Officer    1999    120,000     45,000        42,157
   & President                1998    110,000     40,000        42,742

1 The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus.

2 The amount presented includes compensation that was deferred at Mr. Fisher's election.

3 The amounts presented include the Company's contribution for the benefit of Mr. Fisher under the Company's Stock Bonus Plan ($12,297, $15,322, and $16,116, in 2000, 1999, and 1998, respectively), the gross value of life insurance premiums paid by the Company on behalf of Mr. Fisher ($15,995, $16,106, and $16,210 in 2000, 1999, and 1998, respectively) and the Company's contribution for the benefit of Mr. Fisher under the Executive Deferred Compensation Plan for Farmers & Merchants Bank ($16,561, $10,729 and $10,416 in 2000, 1999 and 1998, respectively). Pursuant to a split-dollar insurance agreement between the Company and Mr. Fisher, the Company will be repaid such premium payments from the proceeds of the insurance policies. Thus, the gross premium payment amounts shown overstate the actual economic benefit to Mr. Fisher.

(1)All Directors of the Company, who are also Directors of the Bank are compensated for attendance at the Board and Committee meetings, of which they are members, as follows: Four hundred ($400) for each Board of Directors' meeting, and one hundred ($100) for each Committee meeting; in addition each Director is paid a bonus at the end of each calendar year, the amount of which is determined by the Board of Directors, after considering the performance of the Bank. For the calendar year 2000, a bonus of $5,500 was paid to each Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   There were no persons or entities that held directly or indirectly more than a 5% beneficial interest in the capital stock of the Company as of December 31, 2000.

   The following table sets forth the number and percentage of shares of common stock held, as of December 31, 2000, by each of the Company's directors and all of the Company's directors and officers as a group.

                                       Amount                 Percent
                                    Beneficially                of
     Name of Owner                      Owned                  Class

    Thomas L. Cline                   7,051  1                 .290%

    Julian D. Fisher                105,087  2                4.320%

    Ellen R. Fitzwater                3,582  3                 .147%

    Robert L. Halterman              29,348                   1.207%

    Lawrence H. Hoover, Jr.          54,095  4                2.224%

    Richard S. Myers                 13,769  5                 .566%

    Michael W. Pugh                     784  6                 .032%

    Dan B. Todd                      33,504  7                1.377%

    Ronald E. Wampler                 7,500                    .308%

    All Directors and executive     254,720                  10,472%
    officers as a group


1 Includes 3,823 shares owned directly, 3,060 shares owned jointly with another member of his household and 168 shares owned by another member of his household.

2 Includes 9,427 shares owned directly, 8,199 shares owned by another member of his household and 87,461 shares which are owned by the Company's stock bonus plan over which Mr. Fisher has voting power.

3 Includes 2,604 shares owned directly and 978 shares owned jointly with other persons.

4 Includes 33,536 shares owned directly, 138 shares owned by another member of his household and 20,421 shares owned by unitrusts in which he is one of the trustees.

5 Includes 4,800 shares owned directly and 8,969 shares held in Mr. Myers' IRA account.

6 Includes 600 shares owned directly, 84 shares owned jointly with another member of his household and 100 shares held in Mr. Pugh's SEP.

7 Includes 18,488 shares owned directly, 8,992 shares owned by another member of his household and 6,024 shares held in Mr. Todd's IRA Account.

Item 12.  Certain Relationships and Related Transactions

    Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 15 of the consolidated financial statements.

Part IV

Item 13.  Exhibits and Reports on Form 8-K

  Exhibit No.

      3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

      3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s form S14 filed February 17, 1984.

      21     Subsidiaries of the small business issuers attached

      23     Consent of Certified Public Accountant attached

      27     Financial Data Schedule attached

Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       F & M Bank Corp.

                              By:      JULIAN D. FISHER
                                       ----------------
                                       Julian D. Fisher

                                       Chief Executive Officer and President

                              Date: March 29, 2001

                              By:      NEIL W. HAYSLETT
                                       ----------------
                                       Neil W. Hayslett

                                       Vice  President  and  Chief   Financial
                                       Officer

                              Date: March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date


THOMAS L. CLINE                       Director            March 29, 2001
---------------------------                               --------------
Thomas L. Cline


JULIAN D. FISHER               Director, President,       March 29, 2001
---------------------------  Chief Executive Officer      --------------
Julian D. Fisher


ELLEN R. FITZWATER                    Director            March 29, 2001
---------------------------                               --------------
Ellen R. Fitzwater


ROBERT L. HALTERMAN                   Director            March 29, 2001
---------------------------                               --------------
Robert L. Halterman

                                      Director
--------------------------
Lawrence H. Hoover, Jr.


                                      Director
--------------------------
Richard S. Myers


                                       Director
--------------------------
Michael W. Pugh



DAN B. TODD                      Director, Chairman       March 29, 2001
-------------------------                                 --------------
Dan B. Todd

                                       Director
-------------------------
Ronald E. Wampler