Form 10-Q
period 2001-03-31
F&M BANK CORP
filed 2001-05-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
  March 31, 2001


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                   Drawer 1111
                           Timberville, Virginia 22853

                                (540) 896-8941
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at March 31, 2001
   ------------------------------------        ------------------------------
Common Stock, par value - $5                              2,431,801 shares

                                F & M BANK CORP.


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2001 and 2000                                   2

         Consolidated Balance Sheets - March 31, 2001 and
         December 31, 2000                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2001 and 2000             4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2001 and 2000                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              15

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibit and Reports on Form 8K                                 15


         SIGNATURES                                                     16

Part I   Financial Information
Item 1   Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  3,371    $ 3,089
   Interest on federal funds sold                            149         16
   Interest on interest bearing deposits                      15         14
   Interest and dividends on investment securities           620        604
                                                         -------     ------

   Total Interest Income                                   4,155      3,723
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               131        120
   Interest on savings deposits                              235        248
   Interest on time deposits                               1,463        977
                                                         -------     ------

   Total interest on deposits                              1,829      1,345

   Interest on short-term debt                               115         85
   Interest on long-term debt                                217        245
                                                         -------     ------

   Total Interest Expense                                  2,161      1,675
                                                         -------     ------

   Net Interest Income                                     1,994      2,048

Provision for Loan Losses                                     31         29
                                                         -------     ------

   Net Interest Income after Provision for
     Loan Losses                                           1,963      2,019
                                                         -------     ------

Noninterest Income
   Service charges                                           150        126
   Other                                                     131        133
   Security gains                                          1,191        771
                                                         -------     ------

   Total Noninterest Income                                1,472      1,030
                                                         -------     ------

Noninterest Expense
   Salaries                                                  589        537
   Employee benefits                                         180        174
   Occupancy expense                                          68         49
   Equipment expense                                          72         75
   Other                                                     416        301
                                                         -------     ------

   Total Noninterest Expense                               1,325      1,136
                                                         -------     ------

Income before Income Taxes                                 2,110      1,913

   Income Taxes                                              684        607
                                                         -------     ------

   Net Income                                           $  1,426    $ 1,306
                                                         =======     ======

Per Share Data

   Net Income                                           $    .59    $   .53
                                                         =======     ======

   Cash Dividends                                       $    .15    $   .14
                                                         =======     ======

   Equivalent Shares Outstanding                       2,432,419  2,455,259
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31, December 31,
       ASSETS                                           2001        2000
                                                      --------    ---------


Cash and due from banks                               $  4,434    $  3,808
Federal funds sold                                      31,122         909
Interest bearing deposits in banks                       1,327         313
Securities held to maturity (note 2)                     1,887       2,886
Securities available for sale (note 2)                  43,656      38,680
Other investments                                        3,738       3,756

Loans, net of unearned discount (note 3)               163,509     152,035
   Less allowance for loan losses (note 4)              (1,212)     (1,108)
                                                       --------    -------

   Net Loans                                           162,297     150,927

Construction In Progress                                   635         579
Other real estate                                          426         426
Bank premises and equipment                              3,811       3,069
Interest receivable                                      1,627       1,481
Goodwill                                                 5,413
Other assets                                             1,643       1,984
                                                       -------     -------

   Total Assets                                       $262,016    $208,818
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 22,384    $ 18,615
   Interest bearing
     Demand                                             28,418      20,349
     Savings deposits                                   32,149      26,406
     Time deposits                                     116,824      86,985
                                                       -------     -------

   Total Deposits                                      199,775     152,355

Short-term debt                                          9,395       8,698
Long-term debt                                          20,516      16,386
Accrued expenses                                         4,278       4,181
                                                       -------     -------

   Total Liabilities                                   233,964     181,620
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,431,801 and
   2,433,373 shares issued and outstanding
   in 2001 and 2000, respectively                       12,159      12,167
Surplus                                                    450         479
Retained earnings                                       14,852      13,791
Accumulated other comprehensive income                     591         761
                                                       -------     -------

   Total Stockholders' Equity                           28,052      27,198
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $262,016    $208,818
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
                                                       ----------  ----------


Balance, beginning of period                           $ 27,198    $ 25,286

Comprehensive Income:
   Net income for period                                  1,426       1,306

   Net change in unrealized appreciation on
   investment securities available for sale,
   net of taxes                                            (170)       (374)
                                                        --------    -------

   Total comprehensive income                             1,256         932

Repurchase of common stock                                  (37)        (59)

Dividends declared                                         (365)       (343)
                                                        --------    -------

Balance, end of period                                 $ 28,052    $ 25,816
                                                        =======     =======



       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                          $  1,426    $  1,306
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          66          68
       Amortization of security premiums                      1          14
       Provision for loan losses                             31          29
       Goodwill amortization                                 56
       Increase in interest receivable                     (146)       (115)
       Decrease in other assets                             342          25
       Increase in accrued expenses                         207         551
       Gain on security transactions                     (1,191)       (771)
       Losses on limited partnership investments             98          30
                                                        -------     -------

   Net adjustments                                         (536)       (169)
                                                        -------     -------

   Net Cash Provided by Operating Activities                890       1,137
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale           (11,055)     (6,233)
   Proceeds from sales of investments
     available for sale                                   2,435       3,655
   Proceeds from maturity of investments
     available for sale                                   5,362         205
   Proceeds from maturity of investments
     held to maturity                                       110          45
   Net increase in loans                                (11,401)     (4,105)
   Purchase of property and equipment                      (864)        (56)
   Change in federal funds sold                         (30,213)        (99)
   Net increase in interest bearing bank deposits        (1,014)       (847)
   Purchase loan and deposit accounts from
     First Union                                         (5,470)
                                                        -------     -------

   Net Cash Used in Investing Activities                (52,110)     (7,435)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits           17,581       1,388
   Net increase in time deposits                         29,839       6,069
   Net increase (decrease) in short-term debt               697      (1,631)
   Cash dividends paid                                     (365)       (343)
   Repurchases of common stock                              (37)        (59)
   Additional long-term debt                              5,000
   Repayment of long-term debt                             (869)       (833)
                                                        -------     -------

   Net Cash Provided by Financing
     Activities                                          51,846       4,591
                                                        -------     -------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                         626      (1,707)

Cash and Cash Equivalents, Beginning of Period            3,808       4,799
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  4,434    $  3,092
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  2,125    $  1,655


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and March 31, 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of the F & M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2001 and December 31, 2000 follows:

                                         2001                  2000
                                --------------------- --------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    111  $    111     $  1,109  $  1,107
          State and municipal
          Other securities          1,776     1,803        1,777     1,752
          Mortgaged-backed
            securities
                                  -------   -------      -------   -------

            Total                $  1,887  $  1,914     $  2,886  $  2,859
                                  =======   =======      =======   =======



                                        2001                   2000
                                 ------------------     -----------------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 17,604  $ 17,342     $ 15,418  $ 15,326
          Equity securities        10,002     9,611       11,942    10,854
          Mortgage-backed
            securities              7,310     7,336        1,840     1,839
          Other securities          8,740     8,496        9,480     9,500
                                  -------   -------      -------   -------

            Total                $ 43,656  $ 42,785     $ 38,680  $ 37,519
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                        March 31,  December 31,
                                                          2001       2000
                                                       ----------  ---------

          Real Estate
            Construction                                $ 4,561   $  4,372
            Mortgage                                    100,153     92,464
          Commercial and agricultural                    35,600     32,987
          Consumer                                       22,004     20,927
          Credit cards                                    1,127      1,249
          Other                                              64         36
                                                         ------    -------

            Total                                       $163,509  $152,035
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000 follows:

                                                          2001        2000
                                                       ----------  ---------

          Balance, beginning of period                  $ 1,108   $  1,090
          Provisions charged to operating expenses           31         29
          Allowance established for loans purchased          84
          Net (charge offs) recoveries
            Loan recoveries                                  23         15
            Loan charge-offs                                (34)        (7)
                                                         -------   -------

            Total Net (Charge-offs) Recoveries              (11)         8
                                                         -------   -------

            Balance, End of Period                      $ 1,212   $  1,127
                                                         ======    =======

          Components of net (charge-offs) recoveries:
              Real Estate                               $     1   $
              Commercial                                                 1
              Consumer                                      (12)         7
                                                         -------   -------

                                                        $   (11)  $      8
                                                         =======   =======

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

     On February 23, 2001 the Bank acquired two branch offices from First Union National Bank. During the first quarter, total deposits grew $47,420,000 which includes $37,287,000 of purchased deposits. Deposits in the two new offices increased an additional $2,162,000 by quarter end. The remaining $7,971,000 of new deposits is spread across all deposit types and includes growth at all other branch locations. Loans grew $11,474,000 including $9,734,000 of loans acquired from First Union. Excluding the purchased loans, loan growth totaled only $1,740,000. This is not inconsistent with historical trends since the first quarter of the year is often a low growth period.

     Income from operations, exclusive of securities transactions and net of income taxes, decreased $140,000. Net income including securities transactions increased $120,000 (9.19%) as a result of an increase of $260,000 in net after tax security gains realized.

Results of Operations

     The dollar amount of the tax equivalent net interest margin decreased $55,000 or 2.62% in the first quarter of 2001 compared to the first quarter of 2000. A decrease of eight basis points in the return on earning assets can be attributed primarily to a significant increase in the amount of Federal funds sold as a percentage of total earning assets. (i.e. volume increase of a lower yielding asset). The cost of interest bearing liabilities increased 55 basis points. The increase was primarily caused by of an 84 basis point increase in the cost of time deposits. This increase was the result of promotional rates paid on time deposits throughout most of 2000 and early 2001, which were designed to attract new and retain old deposits.

     Noninterest income increased $442,000 in the first three months of 2001 with an increase in securities gains accounting for $420,000 of the total. Other noninterest income increased due to higher service charges on deposit accounts.

     Noninterest expense increased $189,000 (16.64%). Salaries and benefits accounted for $58,000 of this total. These increases resulted from normal salary increases and training expenses of new staff members resulting from the purchase of the new branches. The remaining increase is made up of a number of factors, including amortization of goodwill related to the purchase of the First Union branches, increased advertising expenses, consulting fees, bank franchise taxes and the purchase of supplies for the two new branches.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at their amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2001, the market value of all securities available for sale exceeded their amortized cost by $871,000 ($591,000 after the consideration of income taxes). This excess is the result of increases in the value of debt securities held by the bank, net of decreases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Securities (Continued)

   Investments in securities increased 9.57% in the first quarter of 2001 with funding coming from the increase in deposit liabilities. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Recent purchases of debt securities have been a blend of short-term United States Treasury obligations and longer term mortgage-backed securities. Of the investments in securities available for sale, 22.91% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for income taxation purposes. The Company believes these investments offer adequate returns and have the potential for significant increases in value.

   Loan Portfolio

   The Company operates in an agriculturally dominated area in the western portion of Virginia which includes the counties of Rockingham, Page and Shenandoah. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized businesses within its service area.

    The allowance for loan losses (see subsequent section) provides for the risk that borrowers will be unable to repay their obligations and is reviewed periodically for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is primarily based on the strength of the local economy.

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

   The first three months of 2001 resulted in an $11,474,000 increase in the loan portfolio. This increase includes loans purchased from First Union National Bank of $9,734,000, as well as loans originated within the portfolio. Most of the purchased loans were secured by either first or second deeds of trust.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $1,401,000 at March 31, 2001 compared to $1,085,000 of loans at December 31, 2000. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. The Company had $687,000 of restructured loans at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Loan Portfolio (Continued)

   As of March 31, 2001 the Company did not hold any real estate that was acquired through foreclosure.

   Allowance for Loan Losses

   Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial position. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

   The provision for credit losses and changes in the allowance for loan losses are shown in Note 4, Page 7.

   The allowance for credit losses of $1,212,000 at March 31, 2001 was up $104,000 from its level at December 31, 2000. The allowance was equal to .74% and .73%of total loans at March 31, 2001 and December 31, 2000, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit related commitments and other financial instruments. The overall level of the allowance is well below peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately eight years average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

   Deposits and Long-Term Debt

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized deposit growth of 31.12% (6.65% exclusive of purchased deposits) in the first quarter of 2001. All deposit types grew as a result of the branch acquisition and general operation.

   Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $869,000 in the first quarter of the year. An additional $1,000,000 was borrowed in January 2001 at a rate of 4.64%. Final maturity of this obligation is ten years, however it is callable at the discretion of the FHLB after one year.

   As part of the approval process for the new branches acquisition, F & M Bank Corp. was required to contribute $4 million into Farmers & Merchants Bank as an equity contribution. To fund this contribution, F & M Bank Corp. borrowed the $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333. The loan is collateralized by $6 million of marketable securities and carries an interest rate of LIBOR + 1.10%.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2001, the Company's total risk based capital and total capital to total assets ratios were 14.78% and 10.71%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2001 and management has no reason to believe this increased level of dividends will not continue

   Liquidity

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

   Interest Rate Sensitivity

   As a result of the branch acquisitions, the liquidity position at March 31, 2001 is very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2001, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

   There are no off-balance-sheet items that will impair future liquidity.

   Table II (page 14) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2001.

   As of March 31, 2001, the Company had a cumulative Gap Rate Sensitivity Ratio of (5.52%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Stock Repurchase

   On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock.

   Effect of Accounting Standards to be Issued

   The Company allocated $5,472,000 of the cost of acquiring the loan and deposit accounts from First Union to goodwill. The Financial Accounting Standards Board anticipates establishing new accounting principles for intangibles and goodwill in the second quarter of 2001. The new principles will probably require that goodwill not be amortized, however, it would be tested for impairment and adjusted to fair value using one of several valuation methods. Management anticipates that the goodwill, related to the above purchase, would be valued before December 31, 2001 and adjusted if appropriate.

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

TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 2001              March 31, 2000
                         --------------------        --------------------

                      Average    Income/          Average    Income/
                     Balance 2   Expense  Rates   Balance 2  Expense   Rates
                     ---------   -------  -----   --------- --------   -----

Interest Income
   Loans1           $156,366   $ 3,381    8.77%  $141,388   $3,099     8.79%
   Federal funds
     sold             11,366       149    5.32      1,103       16     5.93
   Interest bearing
     deposits          1,323        15    4.60      1,249       14     4.61
   Investments
     Taxable 3        31,090       507    6.52     30,161      486     6.45
     Partially
       taxable 2,3    10,315       153    5.93     10,631      159     5.98
                     -------    ------   -----    -------    -----    -----

   Total Earning
     Assets          210,460     4,205    8.10    184,532    3,774     8.18
                     --------   ------    ----    -------    -----    -----

Interest Expense
   Demand deposits    23,931       129    2.19     21,143      120     2.27
   Savings            28,316       236    3.38     29,907      248     3.31
   Time deposits      97,987     1,464    6.06     75,152      977     5.22
   Short-term debt     8,940       115    5.22      6,632       85     5.13
   Long-term debt     16,574       217    5.31     17,999      245     5.46
                       ------   ------    ----    -------    -----    -----

   Total Interest
     Bearing
       Liabilities  $175,748   $ 2,161    4.99   $150,833   $1,675     4.44
                     ========   ------    ----    =======    -----    -----

   Net Interest
     Margin 1                  $ 2,044                      $2,099
                                ======                       =====

   Net Yield on Interest
     Earning Assets                       3.94%                        4.55%
                                          ====                        =====

   1 Interest income on loans includes loan fees
 .
   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2001
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial         $19,830  $ 2,258  $13,175  $   337  $      $ 35,600
     Installment            150      894   19,128    1,896           22,068
     Real estate         15,085    9,657   60,166   19,806          104,714
     Credit cards         1,127                                       1,127
   Interest bearing
     bank deposits        1,327                                       1,327
   Investment
     securities           5,424    4,751   25,268       98  13,740   49,281
   Federal funds sold    31,122                                      31,122
                         ------   ------   ------   ------   -----  -------

   Total                 74,065   17,560  117,737   22,137  13,740  245,239
                         ------   ------   -----    ------  ------  -------

Sources of Funds

   Interest bearing
     demand deposits               8,188   12,203    8,027           28,418
   Regular savings                 6,430   12,860   12,859           32,149
   Time deposits          3,213    7,336    6,180                    16,729
     $100,000 and over
   Other time deposits   20,572   42,039   37,484                   100,095
   Short-term borrowings  9,395                                       9,395
   Long-term debt         4,703    3,282   10,095    2,436           20,516
                         ------   ------   ------   ------   -----   ------

   Total                 37,883   67,275   78,822   23,322          207,302
                         ------   ------   ------   ------   -----  -------

Discrete Gap             36,182  (49,715)  38,915   (1,185) 13,740   37,937

Cumulative Gap           36,182  (13,533)  25,382   24,197  37,937

Ratio of Cumulative Gap   14.75%   (5.52)%  10.35%    9.87%  15.47%
   to Total Earning Assets


     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2001. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1998 Form 10-KSB filed March 31, 1999.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2001.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F & M BANK CORP.



                                 JULIAN D. FISHER
                                 ----------------------------------------
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 NEIL W. HAYSLETT
                                 ---------------------------------------
                                 Neil W. Hayslett
                                 Vice President and Chief Financial Officer



Date      May 14, 2001
      -----------------------