Form 10-Q
period 2001-06-30
F&M BANK CORP
filed 2001-08-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
  -----------
   June 30, 2001


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                P. O. Box 1111
                           Timberville, Virginia 22853

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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at June 30, 2001
   ------------------------------------         -----------------------------
Common Stock, par value - $5                              2,431,181 shares

                                F & M BANK CORP.


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2001 and 2000                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2001 and 2000                                    3

         Consolidated Balance Sheets - June 30, 2001 and
         December 31, 2000                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2001 and 2000                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2001 and 2000                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II  OTHER INFORMATION                                              16

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibit and Reports on Form 8K                                 16


         SIGNATURES                                                     17

Part I  Financial Information
Item 1  Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  6,952    $ 6,282
   Interest on federal funds sold                            486         17
   Interest on interest bearing deposits                      67         28
   Interest and dividends on
     investment securities                                 1,215      1,253
                                                         -------     ------

   Total Interest Income                                   8,720      7,580
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               262        238
   Interest on savings deposits                              483        485
   Interest on time deposits                               3,156      2,032
                                                         -------     ------

   Total interest on deposits                              3,901      2,755

   Interest on short-term debt                               198        214
   Interest on long-term debt                                516        480
                                                         -------     ------

   Total Interest Expense                                  4,615      3,449
                                                         -------     ------

Net Interest Income                                        4,105      4,131

Provision for Loan Losses                                     69         59
                                                         -------     ------

Net Interest Income after Provision
   for Loan Losses                                         4,036      4,072
                                                         -------     ------

Noninterest Income
   Service charges                                           316        267
   Other                                                     278        358
   Security gains                                          1,284        771
                                                         -------     ------

   Total Noninterest Income                                1,878      1,396
                                                         -------     ------

Noninterest Expense
   Salaries                                                1,215      1,071
   Employee benefits                                         348        337
   Occupancy expense                                         145        100
   Equipment expense                                         159        140
   Other                                                     892        652
                                                         -------     ------

   Total Noninterest Expense                               2,759      2,300
                                                         -------     ------

Income before Income Taxes                                 3,155      3,168

Provision for Income Taxes                                   998        949
                                                         -------     ------

Net Income                                              $  2,157    $ 2,219
                                                         =======     ======

Per Share Data

   Net Income                                           $    .89    $   .90
                                                         =======     ======

   Cash Dividends                                       $    .31    $   .29
                                                         =======     ======

   Equivalent Shares Outstanding                       2,431,818  2,453,618
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  3,581    $ 3,193
   Interest on federal funds sold                            337          1
   Interest on interest bearing deposits                      52         14
   Interest and dividends on investment
     securities                                              595        649
                                                         -------     ------

   Total Interest Income                                   4,565      3,857
                                                         -------     ------

Interest Expense
   Interest on demand deposits                               131        118
   Interest on savings accounts                              248        237
   Interest on time deposits                               1,693      1,055
                                                         -------     ------

   Total interest on deposits                              2,072      1,410

   Interest on short-term debt                                83        129
   Interest on long-term debt                                299        235
                                                         -------     ------

   Total Interest Expense                                  2,454      1,774
                                                         -------     ------

Net Interest Income                                        2,111      2,083

Provision for Loan Losses                                     38         30
                                                         -------     ------

Net Interest Income after Provision for
   Loan Losses                                             2,073      2,053
                                                         -------     ------

Noninterest Income
   Service charges                                           166        141
   Other                                                     147        225
   Security gains                                             93
                                                         -------     ------

   Total Noninterest Income                                  406        366
                                                         -------     ------

Noninterest Expense
   Salaries                                                  626        534
   Employee benefits                                         168        163
   Occupancy expense                                          77         51
   Equipment expense                                          87         65
   Other                                                     476        351
                                                         -------     ------

   Total Noninterest Expense                               1,434      1,164
                                                         -------     ------

Income before Income Taxes                                 1,045      1,255

Provision for Income Tax                                     314        342
                                                         -------     ------

Net Income                                              $    731    $   913
                                                         =======     ======

Per Share Data

   Net Income                                           $    .30    $   .37
                                                         =======     ======

   Cash Dividends                                       $    .16    $   .15
                                                         =======     ======

   Equivalent Shares Outstanding                       2,431,223  2,451,933
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           2001        2000
                                                    ------------ -----------


Cash and due from banks                               $  4,538    $  3,808
Fed Funds Sold                                              83         909
Interest bearing deposits in banks                      13,988         313
Securities held to maturity (note 2)                    21,876       2,886
Securities available for sale (note 2)                  35,794      38,680
Other investments                                        3,822       3,756

Loans, net of unearned discount (note 3)               168,991     152,035
   Less allowance for loan losses (note 4)              (1,247)     (1,108)
                                                      ---------    --------

   Net Loans                                           167,744     150,927

Construction In Progress                                               579
Bank premises and equipment                              4,531       3,069
Other real estate                                          426         426
Interest receivable                                      1,491       1,481
Goodwill                                                 5,351
Other assets                                             1,750       1,984
                                                      --------    --------

   Total Assets                                       $261,394    $208,818
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 22,396    $ 18,615
   Interest bearing
     Demand                                             27,198      20,349
     Savings deposits                                   32,834      26,406
     Time deposits                                     116,638      86,985
                                                       -------     -------

   Total Deposits                                      199,066     152,355

Short-term debt                                          8,179       8,698
Long-term debt                                          21,480      16,386
Accrued expenses                                         3,952       4,181
                                                       -------     -------

   Total Liabilities                                   232,677     181,620
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,431,181 and
   2,433,373 shares issued and outstanding
   in 2001 and 2000, respectively                       12,156      12,167
Surplus                                                    439         479
Retained earnings                                       15,194      13,791
Accumulated other comprehensive income                     928         761
                                                       -------     -------

   Total Stockholders' Equity                           28,717      27,198
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $261,394    $208,818
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                          $  2,157    $  2,219
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         141         129
       Amortization of security premiums                     11          15
       Gain on security transactions                     (1,284)       (771)
       Provision for loan losses                             69          59
       Increase in interest receivable                      (10)        (91)
       (Increase) decrease in other assets                  235        (179)
       Goodwill amortization                                122
       Increase (decrease) in accrued expenses             (248)        588
       Losses on limited partnership investments            196          94
                                                        -------     -------

   Total Adjustments                                       (768)       (156)
                                                        --------    -------

   Net Cash Provided by Operating Activities              1,389       2,063
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             2,685       1,685
   Proceeds from maturity of investments available
     for sale                                            15,857       2,390
   Proceeds from maturity of investments held
     to maturity                                            110
   Purchase of investments available for sale           (13,607)     (6,899)
   Purchase of investments held to maturity             (19,990)         (7)
   Change in federal funds sold                             826
   Net increase in loans                                (16,886)     (6,787)
   Purchase of property and equipment                    (1,015)       (303)
   Net increase in interest bearing bank deposits       (13,675)       (346)
   Purchase of goodwill                                  (5,470)
   Sale of other real estate                                             79
                                                        -------     -------

   Net Cash Used in Investing Activities                (51,165)    (10,188)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase (decrease) in demand and
     savings deposits                                    17,058      (1,267)
   Net increase in time deposits                         29,653       9,410
   Net increase (decrease) in short-term debt              (519)      1,588
   Repurchase of common stock                               (51)       (221)
   Repayment of long-term debt                           (1,905)     (1,581)
   Proceeds from long-term debt                           7,000
   Payment of dividends                                    (730)       (686)
                                                        --------    -------

   Net Cash Provided by Financing Activities             50,506       7,243
                                                        -------     -------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                         730        (882)

Cash and Cash Equivalents, Beginning of Period            3,808       4,799
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  4,538    $  3,917
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  4,604    $  3,403
     Income taxes                                           750         785

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                           Six Months Ended
                                                               June 30,
                                                          2001        2000
                                                       ----------  ----------


Balance, beginning of period                           $ 27,198    $ 25,286

Comprehensive Income:
  Net income                                              2,157       2,219

  Net change in unrealized appreciation
   on securities available for sale, net
   of taxes                                                 167        (677)
                                                        -------     -------

  Total comprehensive income                              2,324       1,542

Repurchase of common stock                                  (51)       (221)

Dividends declared                                         (754)       (711)
                                                        --------    -------

Balance, end of period                                 $ 28,717    $ 25,896
                                                        =======     =======





       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the six and three month periods ended June 30, 2001 and June 30, 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values are as follows:

                                       June 30              December 31,
                                        2001                  2000
                                --------------------- --------------------
                                            Market                 Market
                                   Cost      Value        Cost      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $ 20,101  $ 20,101     $  1,109  $  1,107
          State and municipal
          Other securities          1,775     1,819        1,777     1,752
                                  -------   -------      -------   -------

            Total                $ 21,876  $ 21,920     $  2,886  $  2,859
                                  =======   =======      =======   =======


                                        June 30,            December 31,
                                         2001                  2000
                                  ----------------    --------------------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $  8,100  $  7,848     $ 15,418  $ 15,326
          Equity securities        11,518    10,706       11,942    10,854
          Mortgage-backed
            securities              6,339     6,329        1,840     1,839
          Other securities          9,837     9,519        9,480     9,500
                                  -------   -------      -------   -------

            Total                $ 35,794  $ 34,402     $ 38,680  $ 37,519
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30, December 31,
                                                          2001       2000
                                                       ----------  ---------
          Real Estate
            Construction                              $   5,420   $  4,372
            Mortgage                                    103,486     92,464
          Commercial and agricultural                    35,038     32,987
          Installment and consumer demand notes          23,762     20,927
          Credit cards                                    1,230      1,249
          Other                                              55         36
                                                         ------    -------

            Total                                     $ 168,991   $152,035
                                                       ========    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses follows:

                                         Six Months Ended  Three Months Ended
                                             June 30,           June 30,
                                          2001     2000      2001     2000
                                        -------- --------  -------- --------

          Balance, beginning of period   $1,108  $ 1,090    $1,212  $ 1,127
          Provisions charged to
            Operating expenses               69       59        38       30
          Other Adjustments                  84
          Net (charge offs) recoveries
            Loan recoveries                  35       21        12        6
            Loan charge-offs                (49)     (34)      (15)     (27)
                                          ------  ------     ------  ------

            Total Net Charge-offs*          (14)     (13)       (3)     (21)
                                          ------  ------     -----   -------

            Balance, End of Period       $1,247  $ 1,136    $1,247  $ 1,136
                                          =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Mortgages    $    1  $    (2)   $    0  $    (2)
              Commercial                      0       (2)                (3)
              Installment                   (15)      (9)       (3)     (16)
                                          ------  ------     ------  ------

            Total                        $  (14) $   (13)   $   (3) $   (21)
                                          ======  ======     ======  ======

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations


Overview

    In spite of rapidly declining interest rates and a decrease in the net interest margin, the overall financial condition of F & M Bank Corp. remained strong through the first six months of 2001. During the first six months, total deposits grew $46,711,000, which includes $37,287,000 of purchased deposits. Loans grew $16,956,000 including $9,734,000 of loans acquired from First Union. Annualized growth of loans and deposits, exclusive of the acquisitions, totaled 9.50% and 12.37%, respectively.

    Net income decreased $73,000 for the first six months and is discussed in detail in the following sections.

Results of Operations - Six Months Ending June 30, 2001

    The tax equivalent net interest margin decreased $32,000 or .76% compared to the same period in 2000. The Federal Reserve has cut interest rates six times, totaling 2.75% since the beginning of 2001. Rates on interest sensitive assets have decreased much faster than interest bearing liabilities. Returns on total earning assets have decreased 45 basis points, while the cost of funds is up 28 basis points compared to the same period of 2000. The cost of funds increased relative to 2000 because of two factors. First, Federal
Reserve rate hikes in the first half of 2000 were not fully reflected in the cost of funds for that period. Second, due to a high loan to deposit ratio and strong competition for deposits during 2000, certificate of deposit rate "specials" were used throughout much of 2000 to attract new deposits. Although these specials were predominantly short-term, many will not mature until the third and fourth quarters of 2001.

    In the first six months of 2001, the combined effect of the decline in yield on earning assets of 45 basis points and the increase in the cost of funds of 28 basis points is equivalent to a $775,000 decrease in the tax equivalent net interest margin. A schedule of the net interest margin for 2001 and 2000 is shown on page 14 as Table 1.

    Noninterest income increased $482,000 in the first six months of 2001. This includes a $513,000 increase in gains realized on securities transactions. Service charges on deposit accounts increased $49,000, primarily due to the acquisition of the two branches in Shenandoah County and an increase in overdraft fees collected throughout all branches. Other noninterest income decreased $80,000. Returns on low income housing projects declined $32,000 due to a more rapid write-off of one of the investment projects. The remaining decrease was primarily the result of a decline in earnings from the sale of credit life and accident & health insurances.

    Noninterest expense increased $459,000 or 19.95% for the period, however, noninterest expense expressed as a percentage of total assets decreased from 2.23% to 2.19%. $330,000 of the increase in expenses can be attributed to operating expenses and amortization of intangibles for the two Shenandoah County offices acquired. Exclusive of these items, noninterest expenses increased 5.61% ($129,000) in the remaining five offices.

Result of Operations - Quarter Ending June 30, 2001

    Net income for the quarter ending June 30, 2001 decreased $182,000 compared to the same quarter in 2000 while net interest income increased $24,000 over 2000 amounts. As stated above, interest bearing assets have repriced downward much faster than the change in interest bearing liabilities.
With significant amounts of short-term funds resulting form the assumption of branch deposits from First Union, declining rates have put a strain on the net interest margin. Compared to the same quarter in 2000, the yield on earning assets has declined 62 basis points (from 8.22% to 7.60%) while the cost of funds has increased nine basis points. The reasons for the increase in the cost of funds are similar to those stated previously. Related overhead expenses increased $270,000 (23.20%) compared to 2000. Of this amount, $243,000 relates to the new branches. Exclusive of the new offices, noninterest expense only increased 2.32% for the quarter.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a part of other comprehensive income. As of June 30, 2001, the amortized cost of all securities available for sale exceeded their market value by $1,392,000 ($928,000 after the consideration of income taxes). The increase in the second quarter of unrealized security gains is primarily the result of gains in the value of the Bank's bond portfolio. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect these fluctuations in value to have a direct impact on earnings.

    Investments in securities increased $16,104,000 (38.74%) in the first six months of 2001. This increase is directly related to the funds received in the acquisition of the two Shenandoah County offices. The Bank has invested in relatively short-term maturities in its bond portfolio due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 32% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have significantly increased in value.

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

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment and the local and national economies. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies.

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

   The first six months of 2001 resulted in an increase of $16,956,000 in the loan portfolio. This included $9,734,000 of purchased loans, with the balance of the growth generated internally. Most of the increase was in residential real estate loans.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Loan Portfolio (Continued)

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Nonperforming loans totaled $1,247,000 at June 30, 2001 compared to $1,085,000 at December 31, 2000. Approximately 85% of these nonperforming loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. As of June 30, 2001, the Company did not hold any real estate that was acquired through foreclosure.

Allowance for Loan Losses

    Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrowers financial position. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed.

    The provision for loan losses and changes in the allowance for loan losses are shown in note 4, page 8.

    The allowance for credit losses of $1,247,000 at June 30, 2001 was up $139,000 from its level at December 31, 2000. The allowance was equal to .74% and .73% of total loans at June 30, 2001 and December 31, 2000, respectively. The overall level of the allowance is well below peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately eight years average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses is adequate to absorb estimated losses in the current portfolio.

    Deposits and Long-Term Debt

    The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits decreased $709,000 during the second quarter of 2001 from amounts at March 31, 2001. The primary decline was in interest bearing demand deposits which is believed to be the result of aggressive rate cuts.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $703,467 in the second quarter of the year. An additional $2,000,000 was borrowed in June 2001 at a rate of 5.18%. Final maturity of this obligation is five years.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


    As part of the approval process for the acquisition of new branches, F & M Bank Corp. was required to contribute $6 million into Farmers & Merchants Bank as additional equity. F & M Bank Corp. funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333. The loan is collateralized by $6 million of marketable securities and carries an interest rate of LIBOR + 1.10%. The first principal payment was made in June 2001.

Capital

    The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2001, the Company's total risk based capital and total capital to total assets ratios were 14.64% and 10.98%, respectively. Both ratios are in excess of regulatory minimums and are in line with the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 2001 over those in 2000.

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

Interest Rate Sensitivity

    Liquidity as of June 20, 2001 is very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2001, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

    The Company monitors its interest rate sensitivity periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity. A summary of asset and liability repricing opportunities is shown on page 15 as Table II.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

   Stock Repurchase

    On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases are authorized to be made by the Company from time to time in the open market or through privately negotiated transactions during the subsequent twelve months as, in the opinion of management, market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the second quarter of 2001, a total of 20,721 shares have been repurchased.

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

TABLE I

                                     F & M BANK CORP.
                               NET INTEREST MARGIN ANALYSIS
                               (Dollar Amounts in Thousands)


                             Six Months Ended           Six Months Ended
                               June 30, 2001              June 30, 2000

                         Average    Income/  Rates   Average  Income/  Rates
                         Balance    Expense          Balance  Expense

Rate Related Income
   Loans 1              $161,306  $  6,974   8.72% $142,813  $ 6,301   8.82%
   Federal funds
     sold                 20,913       486   4.65%      580       17   5.86%
   Bank deposits           2,772        67   4.83%    1,135       28   4.93%
   Investments
     Taxable3             31,540     1,000   6.34%   31,624    1,011   6.39%
     Partially
       taxable 2,3        10,035       290   5.78%   10,555      326   6.18%
                         -------   -------  -----   -------   ------   ----

   Total Earning
     Assets              226,566     8,817   7.78%  186,707    7,683   8.23%
                         -------   -------  -----   -------   ------   ----

Interest Expense
   Demand deposits        26,088       262   2.01%   20,928      238   2.27%
   Savings                30,592       483   3.16%   29,526      485   3.29%
   Time deposits         107,713     3,156   5.86%   76,758    2,032   5.29%
   Short-term debt         8,718       198   4.54%    7,630      214   5.61%
   Long-term debt         19,100       516   5.40%   17,613      480   5.45%
                         -------   -------  -----   -------   ------   ----

   Total Interest
     Bearing
     Liabilities         192,211     4,615   4.80%  152,455    3,449   4.52%
                         -------   -------  -----   -------   ------   ----

   Net Interest
     Margin 1                     $  4,202                   $ 4,234
                                   =======                    ======

   Net Yield on Interest
     Earning Assets 1                        3.71%                     4.54%
                                            =====                      ====


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

                                        F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                  (Dollar Amounts in Thousands)


                               Three Months Ended           Three Months Ended
                                  June 30, 2001                June 30, 2000

                           Average  Income/   Rates    Average   Income/   Rates
                           Balance  Expense            Balance   Expense

Rate Related Income
   Loans 1                $166,247 $ 3,593   8.67%   $145,620  $  3,202   8.80%
   Federal funds
     sold                   30,461     337   4.42%         57         1   7.01%
   Bank deposits             4,220      52   4.93%      1,021        14   5.48%
   Investments
     Taxable3               31,990     493   6.16%     33,088       524   6.33%
     Partially
       taxable 2,3           9,754     137   5.62%     10,479       167   6.37%
                            -----    ------  ------    -------   -------  -----

   Total Earning
     Assets                242,672   4,612   7.60%    190,265     3,908   8.22%
                           -------  ------  ------    -------   -------   ----

Interest Expense
   Demand deposits          28,246     131   1.85%     20,714       118   2.28%
   Savings                  32,867     248   3.01%     29,144       237   3.25%
   Time deposits           117,439   1,693   5.77%     78,364     1,055   5.39%
   Short-term debt           8,495      83   3.91%      8,628       129   5.98%
   Long-term debt           21,627     299   5.53%     17,227       235   5.46%
                            ------   ------  ------    -------   -------   -----

   Total Interest
     Bearing
     Liabilities           208,674   2,454   4.70%    154,077     1,774   4.61%
                           -------  ------  ------    -------   -------  -----

   Net Interest
     Margin 1                      $ 2,158                     $  2,134
                                    ======                      =======

   Net Yield on
     Interest
     Earning Assets 1                        3.56%                        4.49%
                                            ======                       =====


1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2001
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial         $19,914  $ 2,180  $12,269 $    675 $        $ 35,038
     Installment            477      836   20,608    1,896            23,817
     Real estate         14,306   10,153   61,452   22,995           108,906
     Credit cards         1,230                                        1,230
   Interest bearing       1,947   12,041                              13,988
     bank deposits
   Federal Funds Sold        83                                           83
   Investment
     securities          19,990    6,216   19,857       88  15,341    61,492
                         ------   ------   ------  -------  ------   -------

   Total                 57,947   31,426  114,186   25,654  15,341   244,554

Sources of Funds

   Interest bearing
     demand deposits               7,833   11,679    7,686            27,198
   Regular savings                 6,567   13,134   13,133            32,834
   Certificates of
     deposit              1,718   10,062    4,836                     16,616
     $100,000 and over
   Other certificates
     of deposit          12,945   52,853   34,224                    100,022
   Short-term
     borrowings           8,179                                        8,179
   Long-term debt         4,556    3,496   11,221    2,207            21,480
                         ------   ------   ------  -------  ------   -------

   Total                 27,398   80,811   75,094   23,026           206,329
                         ------   ------   ------  -------  ------   -------

Discrete Gap             30,549  (49,385)  39,092    2,628  15,341    38,225

Cumulative Gap           30,549  (18,836)  20,256   22,884  38,225

Ratio of Cumulative Gap   12.49%   (7.70)%   8.28%   9.36%   15.63%
   to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2001. In preparing the above table no assumptions are made with respect to loan prepayments or deposit runoffs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior
        Securities -                Not Applicable

Item 4. Submission of Matters
        to a Vote of Security
        Holders -                   On April 14, 2001, the  stockholders  held
                                    their annual meeting. The following item was approved by the shareholders by the required majority:

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

        (a)Exhibits

           3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995
                    Form 10-KSB filed March 26, 1996.


        (b)Reports on Form 8-K

           The Company did not file any reports on form 8-K for the quarter ended June 30, 2001.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F & M BANK CORP.



                                 JULIAN D. FISHER
                                 ---------------------------------------
                                 Julian D. Fisher
                                 President and Chief
                                 Executive Officer


                                 NEIL W. HAYSLETT
                                 -----------------------------------------
                                 Neil W. Hayslett
                                 Vice President and
                                 Chief Financial Officer




Date     August 13, 2001
      -------------------------------