Form 10-Q
period 2001-09-30
F&M BANK CORP
filed 2001-11-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
September 30, 2001


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                     --------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                    Drawer F
                           Timberville, Virginia 22853

                                (540) 896-8941
                           ------------------------
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at September 30, 2001
-----------------------------               ---------------------------------
Common Stock, par value - $5                          2,429,717 shares

                                F & M BANK CORP.


                                      INDEX


                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2001 and 2000                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2001 and 2000                              3

           Consolidated Balance Sheets - September 30, 2001
           and December 31, 2000                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2001 and 2000                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2001 and 2000         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9


PART II    OTHER INFORMATION                                             17

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities                                         17

Item 3.    Defaults upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibit and Reports on Form 8-K                               17


           SIGNATURES                                                    18

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                        Nine Months Ended
                                                          September 30,
                                                       2001         2000
                                                      ------       ------
Interest Income
   Interest and fees on loans                      $    10,565   $    9,566
   Interest on federal funds sold                          658           17
   Interest on interest bearing deposits                   234           33
   Interest and dividends on investment securities       1,767        1,886
                                                    ----------    ---------

   Total Interest Income                                13,224       11,502
                                                    ----------    ---------

Interest Expense
   Interest on demand deposits                             367          350
   Interest on savings accounts                            696          721
   Interest on time deposits                             4,810        3,259
                                                    ----------    ---------

   Total interest on deposits                            5,873        4,330

   Interest on short-term debt                             264          360
   Interest on long-term debt                              814          706
                                                    ----------    ---------

   Total Interest Expense                                6,951        5,396
                                                    ----------    ---------

Net Interest Income                                      6,273        6,106

Provision for Loan Losses                                  137           89
                                                    ----------    ---------

Net Interest Income after Provision
   for Loan Losses                                       6,136        6,017
                                                     ---------    ---------

Noninterest Income
   Service charges                                         485          405
   Other                                                   413          401
   Security gains                                        1,273          771
                                                    ----------    ---------

   Total Noninterest Income                              2,171        1,577
                                                    ----------    ---------

Noninterest Expense
   Salaries                                              1,835        1,579
   Employee benefits                                       523          496
   Occupancy expense                                       227          163
   Equipment expense                                       234          214
   Other                                                 1,375        1,044
                                                    ----------    ---------

   Total Noninterest Expense                             4,194        3,496
                                                    ----------    ---------

Income before Income Taxes                               4,113        4,098

Provision for Income Tax                                 1,305        1,141
                                                    ----------    ---------

Net Income                                         $     2,808   $    2,957
                                                    ==========    =========

Per Share Data

   Net Income                                      $      1.15   $     1.21
                                                    ==========    =========

   Cash Dividends                                  $       .47   $      .44
                                                    ==========    =========

   Equivalent Shares Outstanding                     2,431,417    2,449,421
                                                    ==========    =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                       Three Months Ended
                                                         September 30,
                                                       2001         2000
                                                      ------       ------
Interest Income
   Interest and fees on loans                      $     3,613   $    3,284
   Interest on federal funds sold                          172
   Interest on interest bearing deposits                   167            5
   Interest and dividends on investment securities         552          633
                                                    ----------    ---------

   Total Interest Income                                 4,504        3,922
                                                    ----------    ---------

Interest Expense
   Interest on demand deposits                             105          112
   Interest on savings accounts                            213          236
   Interest on time deposits                             1,654        1,227
                                                    ----------    ---------

   Total interest on deposits                            1,972        1,575

   Interest on short-term debt                              66          146
   Interest on long-term debt                              298          226
                                                    ----------    ---------

   Total Interest Expense                                2,336        1,947
                                                    ----------    ---------

Net Interest Income                                      2,148        1,975

Provision for Loan Losses                                   70           30
                                                    ----------    ---------

Net Interest Income after Provision
   for Loan Losses                                       2,078        1,945
                                                    ----------    ---------

Noninterest Income
   Service charges                                         169          138
   Other                                                   135          115
   Security gains                                          (11)
                                                    -----------   ---------

   Total Noninterest Income                                293          253
                                                    ----------    ---------

Noninterest Expense
   Salaries                                                620          508
   Employee benefits                                       175          159
   Occupancy expense                                        82           63
   Equipment expense                                        75           74
   Other                                                   483          392
                                                    ----------    ---------

   Total Noninterest Expense                             1,435        1,196
                                                    ----------    ---------

Income before Income Taxes                                 958        1,002

Provision for Income Tax                                   307          264
                                                    ----------    ---------

Net Income                                         $       651   $      738
                                                    ==========    =========

Per Share Data

   Net Income                                      $       .27   $      .30
                                                    ==========    =========

   Cash Dividends                                  $       .16   $      .15
                                                    ==========    =========

   Equivalent Shares Outstanding                     2,430,628    2,441,118
                                                    ==========    =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                   September 30, December 31,
     ASSETS                                            2001         2000
                                                    ----------   ----------

Cash and due from banks                              $  4,514     $  3,808
Fed funds sold                                            789          909
Interest bearing deposits in banks                     18,225          313
Securities held to maturity (note 2)                    1,885        2,886
Securities available for sale (note 2)                 56,197       38,680
Other investments                                       3,647        3,756

Loans, net of unearned discount (note 3)              172,362      152,035
   Less allowance for loan losses (note 4)             (1,278)      (1,108)
                                                      -------      -------

   Net Loans                                          171,084      150,927

Construction in progress                                               579
Bank premises and equipment                             4,485        3,069
Interest receivable                                     1,553        1,481
Other real estate                                         308          426
Intangible assets                                       5,259
Other assets                                            2,074        1,984
                                                       ------      -------


   Total Assets                                      $270,020     $208,818
                                                      =======      =======

     LIABILITIES

Deposits
   Noninterest bearing demand                         $ 24,056    $ 18,615
   Interest bearing
     Demand                                             27,846      20,349
     Savings deposits                                   33,607      26,406
     Time deposits                                     118,667      86,985
                                                       -------     -------

   Total Deposits                                      204,176     152,355

Short-term debt                                          8,830       8,698
Long-term debt                                          24,257      16,386
Accrued expenses                                         4,774       4,181
                                                        ------     -------

   Total Liabilities                                   242,037     181,620
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,429,717 and
   2,433,373 issued and outstanding, in 2001
   and 2000, respectively                               12,149      12,167
Surplus                                                    417         479
Retained earnings                                       15,456      13,791
Accumulated other comprehensive income (loss)              (39)        761
                                                       -------     -------

   Total Stockholders' Equity                           27,983      27,198
                                                        ------     -------

   Total Liabilities and Stockholders' Equity         $270,020    $208,818
                                                       =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          2001        2000
                                                         ------      ------

Cash Flows from Operating Activities:
   Net income                                         $   2,808   $   2,957
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         220         194
       Amortization of security premiums                     23          16
       Gain on security transactions                     (1,254)       (771)
       Provision for loan losses                            136          89
       Increase in interest receivable                      (72)       (159)
       Decrease in other assets                             218          83
       Goodwill amortization                                213
       Increase (decrease) in accrued expenses              728        (235)
       Gain on sale of land                                 (20)
       Losses on limited partnership investments            294         158
                                                       --------    --------

   Total Adjustments                                        486        (625)
                                                       --------    --------

   Net Cash Provided by Operating Activities              3,294       2,332
                                                       --------    --------

Cash Flows from Investing Activities:
   Proceeds from sales of investments
     available for sale                                   2,945       2,185
   Proceeds from maturity of investments
     available for sale                                  19,697       2,466
   Proceeds from maturity of investments
     held to maturity                                    20,100
   Purchase of investments available for sale           (39,533)     (7,098)
   Purchase of investments held to maturity             (19,990)         (7)
   Net decrease (increase) in interest
     bearing bank deposits                              (17,912)        199
   Net change in federal funds sold                         120
   Net increase in loans                                (20,293)     (9,532)
   Sale of other real estate                                139          79
   Purchase of goodwill                                  (5,470)
   Purchase of property and equipment                    (1,017)       (440)
                                                       ---------   --------

   Net Cash Used in Investing Activities                (61,214)    (12,148)
                                                       ---------   --------

Cash Flows from Financing Activities:
   Net increase in deposits                              51,821       9,319
   Net decrease in short-term borrowings                    132       3,497
   Repurchase of common stock                               (80)       (461)
   Repayment of long-term borrowings                     (3,128)     (2,414)
   Proceeds of long-term borrowings                      11,000
   Payment of dividends                                  (1,119)     (1,053)
                                                       ---------   --------

   Net Cash Provided by Financing Activities             58,626       8,888
                                                       --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents        706        (928)

Cash and Cash Equivalents at Beginning of Period          3,808       4,799
                                                       --------    --------

Cash and Cash Equivalents at End of Period            $   4,514   $   3,871
                                                       ========    ========

Supplemental Disclosure
   Cash paid for:
     Interest expense                                 $   6,858   $   5,269
     Income taxes                                           777       1,052

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                          Nine Months Ended
                                                            September 30,
                                                          2001        2000
                                                         ------      ------

Balance, beginning of period                            $27,198     $25,286

Net income for period                                     2,808       2,957
Net change in unrealized appreciation on securities
   available for sale, net of taxes                        (800)         21
                                                         -------     ------

Total comprehensive income                                2,008       2,978

Repurchase of common stock                                  (80)       (461)

Dividends declared                                       (1,143)     (1,076)
                                                         -------     ------

Balance, end of period                                  $27,983     $26,727
                                                         ======      ======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of the F&M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2001 and December 31, 2000 follows:

                                          2001                  2000
                                   Carrying   Market     Carrying   Market
                                     Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   111   $    111    $  1,109   $ 1,107
          Other debt securities      1,774      1,845       1,777     1,752
                                    ------    -------     -------    ------

            Total                  $ 1,885   $  1,956    $  2,886   $ 2,859
                                    ======    =======     =======    ======


                                          2001                  2000
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $27,252   $ 26,919    $ 15,418   $15,326
          Equity securities          9,706     10,676      11,942    10,854
          Mortgage-backed
            securities               9,261      9,151       1,840     1,839
          Other debt securities      9,978      9,516       9,480     9,500
                                    ------    -------     -------    ------

            Total                  $56,197   $ 56,262    $ 38,680   $37,519
                                    ======    =======     =======    ======

                                F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                 September 30, December 31,
                                                      2001         2000
                                                     ------       ------
          Real Estate
            Construction                           $   4,991     $  4,372
            Mortgage                                 105,703       92,464
          Commercial and agricultural                 35,829       32,987
          Installment                                 24,494       20,927
          Credit cards                                 1,248        1,249
          Other                                           97           36
                                                    --------      -------

            Total                                  $ 172,362     $152,035
                                                    ========      =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the periods ended September 30, 2001 and 2000 follows:

                                         Nine Months Ended Three Months Ended
                                           September 30,      September 30,
                                           2001     2000     2001     2000
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,108   $1,090    $1,247   $1,136
          Provisions charged to
            operating expenses              137       89        70       30
          Other adjustments                  83
          Net charge-offs
            Loan recoveries                  41       31         6       10
            Loan charge-offs                (91)     (62)      (45)     (28)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *           (50)     (31)      (39)     (18)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,278   $1,148    $1,278   $1,148
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real Estate                       1       (2)
            Commercial                       (4)      (4)       (4)      (2)
            Installment                     (47)     (25)      (35)     (16)
                                          ------   -----     ------   -----

            Total                        $  (50)  $  (31)   $  (39)  $  (18)
                                          ======   =====     ======   =====

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

     F & M Bank Corp. (Company) is a one-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries (Farmers & Merchants Bank (Bank) and TEB Life Insurance Company
(TEB). Farmers & Merchants Financial Services (FMFS) is a wholly-owned subsidiary of the Bank.

     The Bank is a full service commercial bank offering a wide range of banking and financial services through its seven branch offices. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.

     The Company's primary trade area services customers in Rockingham County, Shenandoah County, the southern part of Page County and the northern part of Augusta County.

     Management's discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes.

     Results of Operations

     Year to Date

     Net income year to date is down $149,000, primarily due to a reduction in the net interest margin. The reduced margin is the result of interest bearing liabilities repricing much more slowly than assets. The cost of short-term debt, primarily commercial repurchase agreements (REPOs), are the only liabilities that track directly with changes in the Federal Funds rate. Rates on non-maturing deposits, such as interest bearing checking and savings accounts have fallen dramatically. However, as relatively low rate, liquid accounts, their decline has not kept pace with rate declines on earning assets. Average rates on time deposits began to fall during the current quarter. Throughout much of 2000, the Bank offered promotional rates to attract deposits to support its growing loan portfolio. The costs of these deposits are not fully reflected in the prior year and have resulted in higher costs in the current year. Many of these deposits, along with deposits purchased from First Union Bank in the branches acquisition, do not begin repricing until the fourth quarter of 2001. Rates on long-term debt have fallen as the Bank has continued to borrow from the Federal Home Loan Bank at favorable rates to support its longer term mortgage lending. A schedule of the net interest margin for 2001 and 2000 can be found in Table I.

     Noninterest income, exclusive of securities gains has increased $92,000 in 2001. In the prior period, however, there was a pre-tax adjustment of $72,000, which decreased other income. This adjustment was necessary as a result of the discovering of errors in the processing of premiums on sales of credit life and accident and health insurance. The third-party insurance company, which handles underwriting and policy issuance, mistakenly overbooked premium income and related policy claims. The error was discovered by management during the third quarter of 2000 when a single large life insurance claim was reported twice.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


     The remaining increase in noninterest income results from increases in a variety of service charges and customer fees. Service charges should continue to increase as an initial six-month service charge fee moratorium period for accounts acquired from First Union expired in late August.

     Noninterest expense increased $698,000 in 2001, however, $213,000 of this amount is related to amortization of deposit premiums and startup costs resulting from the Banks acquisition of the First Union branches. All areas of noninterest expense have increased as a result of the addition of these offices (ie. salaries, benefits, occupancy expenses).

     Noninterest expense as a percentage of average assets has decreased from 2.32% in 2000 to 2.10% in 2001. This has resulted from the branch acquisitions and the Banks ability to absorb this growth with relatively little increase in administrative staff (operations and support staff) and with no increase in costs of the account processing infrastructure. Operating costs have always compared favorable to the peer group due to an excellent asset to employee ratio and lower than average facilities costs.

     Quarter Ending September 30, 2001

     Net income decreased $87,000 in 2001 compared to 2000 operations. Results of operations for the quarter are very similar to those highlighted for the first nine months of 2001. The net interest yield of 3.58% did show a slight increase over the second quarter (3.56%) and should continue to improve as approximately 25% of time deposits will reprice during the fourth quarter of 2001.

Financial Condition

     Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are held to assist the Company with liquidity, asset liability management, as security for certain public funds and repurchase agreements and for long-term growth potential.

     The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2001, the market value of all securities available for sale was $65,000 less than their amortized cost.

     The value of the Bank's bond portfolio exceeds carrying cost by $905,000. This is the result of rapidly declining interest rates causing the market value of existing higher rate bonds to increase dramatically. The Company's equity securities portfolio was down by $970,000 due in large part to the stock market volatility and economic uncertainty following the September 11, 2001 terrorist attacks.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     Loan Portfolio

     The Company operates in a predominately rural area that benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities/colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid size businesses and farms within its primary service area.

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

     The first nine months of 2001 resulted in a $20,327,000 increase in the loan portfolio, which included $9,734,000 of loans purchased as part of the branches acquisition. This increase is indicative of the continued strength of the local economy as much of the increase has been in residential real estate loans.

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $2,183,000 at September 30, 2001 compared to $1,085,000 December 31, 2000. Approximately 90% of these past due loans are secured by real estate. The increase in non-performing loans is almost exclusively single-family residential properties. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2000, the Company did not hold any real estate that was acquired through foreclosure.

     Allowance for Loan Losses

     Management and the Board evaluate the allowance for loan losses on a quarterly basis. Consideration is given to national and local economic trends, changes in the loan portfolio, including past due and criticized loan trends. Specific factors evaluated include internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Banks watch list or schedule of classified loans.

     In evaluating the portfolio, loans are segregated into a variety of pools including: substandard, watch and past due over 90 days (by type). Each of these pools are assigned loss potentials based on industry standards or management estimates. The remainder of the portfolio is segregated by loan type. Potential losses are evaluated based on historic losses and are adjusted due to the inherent uncertainties within the portfolio. Finally loss percentages are assigned to loan commitments. The Board of Directors of the bank reviews and approves the allowance on a quarterly basis.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     All potential losses are evaluated within a range of low to high. The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

     The allowance for loan losses of $1,278,000 at September 30, 2001 is equal to .74% of total loans. This compares to an allowance of $1,108,000 (.73%) at December 31, 2000. Peer group reserves were 1.28% based on the most recently available public information.

     Loan losses, net of recoveries, total $50,000 through three quarters of 2001. This is equivalent to an annualized loss rate of .04%. In recent years the company has had an average loss rate of .07% which is approximately one-third the loss rate of its peer group. Based on its excellent loss history, high percentage of loans secured by real estate, conservative lending philosophy and the strong local economy, management believes the allowance is adequate to absorb reasonably estimated credit losses within the portfolio.

     The following table shows the type of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2001 and December 31, 2000:



                      September 30, 2001                 December 31, 2000
                      ------------------                 -----------------
                                       Loan Type as a                               Loan Type as a
   Loan        Allowance   Percentage   Percentage of      Allowance    Percentage   Percentage of
   Type       Allocation  of Allowance   Total Loans       Allocation  of Allowance   Total Loans


Commercial     $  647         51%            21%            $  332         47%            25%
Mortgage          308         24%            64%               277         25%            61%
Consumer          273         21%            14%               333         24%            13%
Credit cards       50          4%             1%               166          4%             1%
                 ----       ----           ----               ----        ---           ----

   Totals      $1,278        100%           100%            $1,108        100%           100%
                =====        ===           ====              =====        ===           ====


     Commercial loans carry the largest percentage of the allowance as these loans tend to be more sensitive to changes in economic conditions and generally show losses earlier than consumer and mortgage lending. Mortgage lending carries a lower percentage of the allowance as losses on these types of loans have shown a lower loss rate in previous periods and tend to be well collateralized. Consumer and credit card losses tend to have a loss rate that is reflective both of the current economy and the levels of collateral required by the lender and have been a moderate source of losses in prior periods.

Deposits and Other Borrowings

     The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $51,821,000 since December 31, 2000, including $37,287,000 of purchased deposits. Deposit growth in the most recent quarter totals $5,110,000, with the growth spread over all deposit types. This growth has been experienced in spite of rapidly falling rates and appears to be a result of economic uncertainty and stock market volatility.

     The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies and individuals desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 2001, balances in repo accounts totaled $8,830,000 and are included as short-term debt on the balance sheet.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loans. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund longer term fixed rate mortgage loans. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and reduce its exposure to interest rate changes. The Bank borrowed an additional $3 million during the third quarter of 2001 at an average rate of 5.02% and an average repayment period of eight years.

     As part of the approval process for the acquisition of new branches, the Company was required to contribute $6 million into the Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333, plus interest. The loan is collateralized by $6 million of marketable securities and carries an interest rate of LIBOR + 1.10%. At September 30, 2001, the principal balance is $3,333,333.

     Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2001, the Company's total risk based capital and total capital to total assets ratios were 17.99% and 10.38%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in regular dividends in 2001 of 6.82%.

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

     A summary of asset and liability repricing opportunities is shown in Table II.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


   Stock Repurchase

     On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares, from time to time in the open market or through privately negotiated transactions, when market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the third quarter of 2001, a total of 22,185 shares have been repurchased.

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

Table I

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                          Nine Months Ended               Nine Months Ended
                         September 30, 2001              September 30, 2000
                         ------------------              ------------------

                     Average   Income/     Rates    Average    Income/   Rates
                     Balance   Expense              Balance    Expense

Rate Related Income
   Loans 1          $164,667   $ 10,599     8.58%   $144,659  $  9,596    8.84%
   Federal funds
     sold             20,552        658     4.27%        387        17    5.86%
   Bank deposits       6,450        233     4.59%        862        33    5.10%
   Investments
     Taxable 3        31,391      1,449     6.15%     31,700     1,545    6.50%
     Partially
       taxable 2,3    10,291        418     5.42%     10,736       467    5.80%
                     -------    -------   ------     -------   -------   -----

   Total Earning
     Assets          233,351     13,357     7.63%    188,344    11,658    8.25%
                     -------    -------   ------     -------   -------   ------


Interest Expense
   Demand deposits    26,737        364     1.81%     20,626       350    2.26%
   Savings            31,472        693     2.94%     28,908       721    3.33%
   Time deposits     111,090      4,810     5.77%     79,093     3,259    5.49%
   Other short-term
     debt              8,793        264     4.00%      8,147       350    5.73%
   Long-term debt     20,826        814     5.21%     17,218       706    5.47%
                     -------    -------   ------     -------   -------   ------

   Total Interest
     Bearing
     Liabilities     198,918      6,945     4.66%    153,992     5,386    4.66%
                     -------    -------   ------     -------   -------   ------

   Net Interest
     Margin 1                  $  6,412                       $  6,272
                                =======                        =======

   Net Yield on
     Interest Earning
     Assets 1                               3.66%                         4.44%
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


       15 (Continued)
Table I (Continued)

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)



                         Three Months Ended              Three Months Ended
                         September 30, 2001              September 30, 2000
                         ------------------              ------------------

                     Average   Income/     Rates     Average   Income/   Rates
                     Balance   Expense               Balance   Expense

Rate Related Income
   Loans 1          $171,390   $  3,625     8.46%   $148,311  $  3,295    8.89%
   Federal funds
     sold             19,830        172     3.47%
   Bank deposits      13,806        166     4.81%        322         5    6.21%
   Investments
     Taxable 3        31,093        449     5.78%     31,851       534    6.71%
     Partially
       taxable 2,3    10,802        128     4.74%     11,095       141    5.08%
                     -------    -------   ------     -------   -------   -----

   Total Earning
     Assets          246,921      4,540     7.35%    191,579     3,975    8.30%
                     -------    -------   ------     -------   -------   -----


Interest Expense
   Demand deposits    28,034        102     1.46%     20,022       112    2.24%
   Savings            33,232        210     2.53%     27,672       236    3.41%
   Time deposits     117,844      1,654     5.61%     83,764     1,227    5.86%
   Other short-term
     debt              8,944         66     2.95%      9,181       136    5.93%
   Long-term debt     24,278        298     4.91%     16,427       226    5.50%
                     -------    -------   ------     -------  --------   -----

   Total Interest
     Bearing
     Liabilities     212,332       2330     4.39%    157,066     1,937    4.93%
                     -------    -------   ------     -------   -------   -----

   Net Interest
     Margin 1                  $   2210                      $  2,038
                                =======                       =======

   Net Yield on
     Interest Earning
     Assets 1                               3.58%                         4.26%
                                           =====                         =====

1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               September 30, 2001
                            (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                        0 - 3   4 - 12    1 - 5   Over 5     Not
                       Months   Months    Years   Years  Classified  Total

Uses of Funds

   Loans
      Commercial     $ 21,591  $ 1,902  $11,689  $   647  $        $ 35,829
      Installment         262   12,287    9,517    2,525             24,591
      Real estate      14,489   10,396   59,857   25,952            110,694
      Credit cards      1,248                                         1,248
   Interest bearing
      bank deposits     5,069   13,156                               18,225
   Federal funds sold     789                                           789
   Securities          20,187    9,986   16,047    2,156   13,353    61,729
                      -------   ------   ------   ------   ------   -------

   Total               63,635   47,727   97,110   31,280   13,353   253,105
                      -------   ------   ------   ------   ------   -------

Sources of Funds

   Interest bearing
      demand deposits            8,113   11,968    7,765             27,846
   Regular savings               6,721   13,443   13,443             33,607
   Certificates of
      Deposit $100,000
      and over          4,124    9,638    3,236                      16,998
   Other certificates
      of deposit       25,116   47,842   28,711                     101,669
   Short-term
      borrowings        8,830                                         8,830
   Long-term
      borrowings        4,249    4,053   13,170    2,785             24,257
                      -------   ------   ------   ------   ------   -------

   Total               42,319   76,367   70,528   23,993            213,207
                      -------   ------   ------   ------   ------   -------

Discrete Gap           21,316  (28,640)  26,582    7,287   13,353    39,898

Cumulative Gap         21,316   (7,324)  19,258   26,545   39,898

Ratio of Cumulative
   Gap to Total          8.42%   (2.89)%   7.61%   10.49%   15.76%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2001. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

                                   F & M BANK CORP.


                                   JULIAN D. FISHER
                                   ------------------------------------------
                                   Julian D. Fisher
                                   President and Chief Executive Officer



                                   NEIL W. HAYSLETT
                                   ------------------------------------------
                                   Neil W. Hayslett
                                   Vice President and Chief Financial Officer



Date:  November 14, 2001