Form 10-K
period 2001-12-31
F&M BANK CORP
filed 2002-03-08
CIK 740806

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001       Commission file number: 0-13273

                              F & M Bank Corp.
           (Exact name of registrant as specified in its charter)

                Virginia                                 54-1280811
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                 P. O. Box 1111, Timberville, Virginia 22853
             (Address of principal executive offices) (Zip Code)

                               (540) 896-8941
             (Registrant's telephone number including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock - $5 Par value per share

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X No
   ---     ----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    Registrant's revenues for its most recent fiscal year:  $20,091,363

    The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,193,152 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on February 14, 2002 was approximately $43,314,752 based on the closing sales price of $19.75 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

   As of the close of business on February 14, 2002, there were 2,438,170 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2002 (the "Proxy Statement").

F & M Bank Corp.

Index

Forward-Looking Statements                                                  2

Form 10-K Cross Reference Sheet                                             3

F & M Bank Corp.                                                            4

Report Format                                                               4

Selected Financial Data                                                     5

Market for Common Equity and Related Stockholder Matters                    6

Management's  Discussion  and Analysis of Financial
Condition and Results of Operations                                      7-18

Consolidated Financial Statements                                       19-22

Notes to Consolidated Financial Statements                              23-38

Management's Statement of Responsibility                                   39

Report of Independent Auditors                                             40

Other Material Required by Form 10-K                                    41-45

      Description of Business

      Properties

      Exhibits, Financial Statements, and Reports on Form 8-K

      Signatures



Forward-Looking Statements

F & M Bank Corp. makes forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: estimates of risks and of future costs and benefits; assessments of probable loan losses and statements of goals and expectations. These forward-looking statements are subject to significant uncertainties because they are based upon management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. As a result of these uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

F & M Bank Corp.

Form 10-K Cross Reference Sheet Material Incorporated by Reference

The following table shows the location in this Annual Report on Form 10-K or in the Proxy Statement of the information, which requires disclosure in SEC Form 10-K. As indicated below, information has been incorporated by reference in the Report from the Proxy Statement. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. Page references are in this report unless indicated otherwise.

Item of Form 10-K                         Location

PART I

Item 1    Business                      "Forward-Looking  Statements"  on page
                                        2, "F&M Bank  Corp."  and  "Report
                                        Format" on page 4, and "Business" on
                                        pages 41 to 42.

Item 2    Properties                   "Properties" on page 43.

Item 3    Legal Proceedings             Note 17 "Litigation" on page 33.

Item 4    Submission  of  Matters       No matters  have been  submitted  to a
          to a Vote  of  Security       vote of  security  holders during the
          Holders                       fourth quarter of 2001.

PART II

Item 5    Market for                    "Market  for  Registrant's Common Equity
          Registrant's  Common          and Related Stockholder Matters" on page
          Equity and Related            6.
          Stockholder Matters

Item 6    Selected Financial Data       "Selected Financial Data" on page 5.

Item 7    "Management's  Discussion     "Management's Discussion and Analysis
          and Analysis of Financial     of Financial Condition and Results of
          Condition and Results of      Operations" on pages 7-18.
          Operation


Item 7a   Quantitative and               "Forward-Looking  Statements" on page 2
          Qualitative  Disclosures       and "Market Risk Management" on page
          about Market Risk              17-18.

Item 8    Financial Statements           Pages 19 to 38.
          and Supplementary
          Information

Item 9    Changes in and                 There  were  no  changes  in or
          Disagreements with             disagreements with  accountants  on
          Accountants on                 accounting and financial
          Accounting and                 disclosure during the last
          Financial Disclosure           two fiscal years.

PART III

Item 10   Directors and                  The material labeled "Section 16(a)
          Executive  Officers  of        Beneficial  Ownership  Reporting
          the Registrant                 Compliance" and  "Information
                                         Concerning  Directors  and
                                         Nominees" in   the Proxy Statement is
                                         incorporated in this Report by
                                         reference.

Item 11   Executive Compensation         The material  labeled  "Summary
                                         Compensation" and  "Salary  Committee
                                         Report on  Executive Compensation"
                                         in the Proxy Statement is
                                         incorporated in this Report by
                                         reference.

Item 12   Security  Ownership  of        The  material labeled "Stock Ownership
          Certain   Beneficial           of Directors  and  Executive  Officers"
          Owners and Management          in the Proxy   Statement  is
                                         incorporated  in  this Report by
                                         reference.

Item 13   Certain Relationships and      The material labeled  "Indebtedness and
          Related Transactions           Other Transactions"   in  the
                                         Proxy   Statement  is incorporated in
                                         this Report by reference.

PART IV

Item 14   Exhibits, Financial Statement  "Exhibits, Financial Statements, and
          Schedules and Reports on       Reports on Form 8-K" on page 44.
          Form 8-K

Signatures                               "Signatures" on page 45.

F & M Bank Corp.

F & M Bank Corp. is the holding company for Farmers & Merchants Bank, the oldest banking business native to Rockingham County, Virginia. Operating as an independent community bank, Farmers & Merchants Bank was originally organized as Farmers & Merchants Bank of Timberville in 1908. The bank provides a wide range of financial services to individuals and businesses through 7 offices located in Rockingham and Shenandoah Counties.


Report Format

The format of this report has been changed in order to increase information distributed to shareholders and to reduce expenses related to preparing and distributing annual financial information. In the past, F & M Bank Corp. has provided an annual report to shareholders along with the annual proxy materials, and also prepared and filed a separate Annual Report on Form 10-K under the rules of the United States Securities and Exchange Commission ("SEC").
This year, we are distributing the 2001 Form 10-K report to shareholders with the annual proxy materials for the 2001 annual meeting. This report includes the entire Form 10-K, other than exhibits, as filed with the SEC. Please see page 43 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Five Year Summary of Selected Financial Data


(Dollars in thousands,
except per share data)    2001      2000       1999     1998       1997

Income Statement Data:
   Interest and Dividend
   Income              $  17,681  $ 15,509   $ 14,321  $  14,147  $ 13,532
   Interest Expense        9,494     7,411      6,475      6,931     6,319
                           -------    -------   -------   -------   -------

   Net Interest Income     8,187     8,098      7,846      7,216     7,213
   Provision for Loan
    Losses                   204       123        140        110       180
                          -----       ----       ----      -----      ----

   Net Interest Income
     after Provision
     for Loan Losses       7,983     7,975      7,706      7,106     7,033
   Noninterest Income      1,158     1,038        916        616       528
   Securities Gains        1,252       770      1,179      1,249       345
   Noninterest Expenses    5,728     4,653      4,313      3,880     3,568
                           -------    -------   -------   -------   -------

   Income before Income
     Taxes                 4,665     5,130      5,488      5,091     4,338
   Income Tax Expense      1,435     1,486      1,682      1,590     1,330
                           -------    -------   -------   -------   -------

   Net Income           $  3,230   $ 3,644   $  3,806   $  3,501  $  3,008
                           =======    =======   =======   =======   =======

Per Share Data:1
   Net Income           $   1.33   $  1.49   $   1.55   $   1.43  $   1.22
   Dividends Declared        .63       .59        .52        .73       .35
   Book Value              11.74     11.18      10.30       9.80      9.33

Balance Sheet Data:
   Assets               $272,673  $208,818   $195,338   $191,495  $173,810
   Loans                 176,625   152,035    140,318    132,301   123,190
   Securities             63,987    45,323     44,422     46,357    40,328
   Deposits              208,279   152,354    139,507    135,139   126,351
   Shareholders' Equity   28,617    27,198     25,286     24,078    22,902
   Average Shares
     Outstanding           2,431     2,445      2,454     2,456      2,456

Financial Ratios:
   Return on Average
     Assets 2              1.26%     1.76%      1.96%     1.94%       1.77%
   Return on Average
     Equity 2             11.47%    13.88%     15.47%    15.00%      14.44%
   Net Interest Margin     3.52%     4.32%      4.52%     4.39%       4.61%
   Efficiency Ratio 3     58.04%    50.93%     49.23%    51.41%      46.10%
   Dividend Payout Ratio  47.45%    39.53%     33.55%    51.22%      28.89%

Capital and Credit
 Quality Ratios:
   Average Equity to
     Average Assets 2     11.02%    12.70%     12.65%    12.97%      12.22%
   Allowance for Loan
     Losses to Loans        .73%      .73%       .78%      .88%        .91%
   Nonperforming Assets
     to Total Assets        .40%      .52%       .98%     1.08%        .47%
   Net Charge-offs to
     Total Loans            .06%      .07%       .16%      .05%        .05%

1  Reflects adjustments for three for one stock split declared in 1998.
2  Ratios are primarily based on daily average balances.
3 The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains on sales of securities.

Market for Common Equity and Related Stockholder Matters

Stock Listing

The Company's Common Stock trades under the symbol "FMBM" on the OTC Bulletin Board. The bid and asked price of the Company's stock is not published in any newspaper. Although several firms in both Harrisonburg and Richmond, Virginia occasionally take positions in the Company stock, they typically only match buyers and sellers.

Transfer Agent and Registrar

Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,532,752 and $1,440,318 in 2001 and 2000, respectively. Regular quarterly dividends have been declared for forty consecutive quarters. Dividends per share increased 6.78% in 2001.

The ratio of dividends per share to net income per share was 47.45% in 2001, compared to 39.53% in 2000. The decision as to timing, amount and payment of dividends is at the discretion of the Company's Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

In April 2000, the Board of Directors approved a stock repurchase plan, which allows the repurchase of up to 50,000 shares of its outstanding common stock. Shares are purchased either through broker-arranged transactions or directly from the shareholder at the discretion of management. The decision to purchase shares is based on factors including market conditions for the stock and the availability of cash. Shares repurchased totaled 3,810 and 22,589 in 2001 and 2000, respectively.

The number of common shareholders of record was approximately 1,530 as of February 14, 2002. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

                       2001                                 2000
-------------------------------------------------------------------------------
               Stock Price Range    Per Share   Stock Price Range      Per Share
   Quarter     Low          High    Dividend      Low         High      Dividend
     1st         22.00     31.00      .15         18.50       24.25        .14
     2nd         17.00     23.50      .16         18.00       24.00        .15
     3rd         18.60     21.00      .16         19.50       22.88        .15
     4th         16.05     22.50      .16         20.00       33.00        .15
                                      --                                   --
    Total                             .63                                  .59
                                       --                                   --

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's net income for 2001 decreased $413,355 or 11.34% from 2000 earnings. Net income per share declined from $1.49 in 2000 to $1.33 in 2001. Although net income declined in 2001, according to the latest Bank Holding Company Performance Report from the Federal Reserve, the Company's Return on Equity (ROE) for the nine months ended September 30, 2001 was in the 75th percentile of all U.S. Bank Holding Companies with assets between $150-300 million.

The Company's operating earnings, which are net earnings excluding gains on the sale of investments and the non-cash amortization of acquisition intangibles, were $2,635,000 for 2001 versus $3,168,000 in 2000, a decline of 16.82%. Return on average equity decreased in 2001 to 11.47% from 13.88% in 2000, while the return on average assets declined from 1.75% to 1.26%. This decrease was due primarily to a lower net interest margin.

See page 5 for a five-year summary of selected financial data.

Changes in Net Income per Common Share


                                                      2001 to 2000  2000 to 1999
-------------------------------------------------------------------------------
Prior Year Net Income Per Share                          $ 1.49       $ 1.55
  Change from differences in:
    Net interest income                                     .04          .11
    Provision for credit losses                            (.03)        (.01)
    Noninterest income, excluding securities gains          .05          .05
    Securities gains                                        .20         (.16)
    Noninterest expenses, excluding intangibles            (.32)        (.14)
       amortization
    Amortization of intangibles                            (.13)
    Income taxes                                            .02          .08
    Shares outstanding                                      .01          .01
-------------------------------------------------------------------------------
    Total Change                                           (.16)        (.06)
-------------------------------------------------------------------------------

Net Income Per Share                                     $ 1.33       $ 1.49
-------------------------------------------------------------------------------

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities.
Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income.

Net interest income for 2001 was $8,187,000 representing an increase of $89,000 or 1.11% from 2000. A 3.22% increase in 2000 versus 1999 resulted in total net interest income of $8,098,000.

In this discussion and in the tabular analysis of net interest income performance, entitled "Consolidated Average Balances, Yields and Rates," the interest earned on tax-exempt investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxes. This is referred to as tax-equivalent net interest income.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations

Consolidated Average Balances, Yields and Rates 1



                               2001                                2000                   1999

                        Average          Yield/      Average             Yield/   Average             Yield/
                        Balance  Interest Rate       Balance  Interest   Rate     Balance  Interest   Rate


ASSETS
Loans: 2
   Commercial          $40,093  $ 3,297    8.22%    $  37,770  $ 3,573     9.46%   $ 35,799 $  3,147   8.79%
   Real estate         101,858    8,486    8.33        88,485    7,340     8.30      80,693    6,944   8.61
   Installment          24,487    2,426   10.09        20,483    2,047     9.99      17,131    1,681   9.81
                         ------  -----    -----        ------   -----     ----      ------     -----  ------

   Total Loans         166,438   14,209    8.54       146,738   12,960     8.83     133,623   11,772   8.81

Investment securities: 3
   Fully taxable        31,264    1,910    6.11        31,704    1,975     6.23      32,530    1,983   6.10
   Partially taxable    10,415      581    5.58        10,892      646     5.93       8,278      605   7.31
                        ------    -----  -----         ------    -----     ----     ------     -----  ------

   Total Investment
    Securities          41,679    2,491    5.98        42,596    2,621     6.15      40,808    2,588   6.34

Interest bearing deposits
   in banks              9,140      405    4.43           659       37     5.61         893       38   4.26
Federal funds sold      20,212      759    3.75           322       19     5.90       2,135      105   4.92
                         ------   -----   -----        -----     -----     ----      ------    -----  ------

   Total Earning
    Assets             237,469   17,864    7.52       190,315   15,637     8.22     177,459   14,503   8.17
                                ------    -----       ------     ----                ------   ------

Allowance for loan
  losses                (1,229)                        (1,129)                       (1,109)
Nonearning assets       19,427                         17,578                        18,085
                        ------                        ------                         ------

   Total Assets       $255,667                     $  206,764                      $194,435
                        =======                    =========                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand -
    Interest bearing  $ 27,299      436    1.60    $   20,378      466     2.29    $ 20,771      467   2.25
   Savings              32,063      873    2.72        28,264      944     3.34      29,532      975   3.30
   Time deposits       113,035    6,385    5.65        80,791    4,565     5.65      69,964    3,637   5.20
                        -----    -----      -----     -----       -----   -----      -------  ------ ---------

   Total Deposits      172,397    7,694    4.46       129,433    5,975     4.62     120,267    5,079   4.22

Short-term debt          9,127      312    3.42         8,379      499     5.96       6,726      301   4.48
Long-term debt          20,632    1,488    7.21        17,037      937     5.50      20,010    1,095   5.47
                        ------   -----    -----       ------     -----    ----        ------   -----  ------

   Total Interest Bearing
     Liabilities       202,156    9,494    4.69       154,849    7,411     4.79     147,003    6,475   4.40
                                   -----  -----                   -----   ----                -----  ------

Noninterest bearing
  deposits              22,567                         18,035                        16,618
Other liabilities        2,779                          7,622                         6,211
                        -----                         -----                          ------

   Total Liabilities   227,502                        180,506                       169,832

Stockholders' equity    28,165                         26,258                        24,603
                        ------                        ------                         ------

   Total Liabilities and
     Stockholders'
     Equity         $  255,667                      $ 206,764                    $  194,435
                    ========                        =======                      =========

   Net Interest Earnings       $  8,370                       $  8,226                      $  8,028
                                ======                         =======                       =======

   Net Yield on Interest
      Earning Assets (NIM)                 3.52%                           4.32%                       4.52%
                                           ====                          =======                        ====


1 Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2  Interest income on loans includes loan fees.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.


The analysis on the facing page reveals declining net interest margins and a significant increase in average earning assets from 1999 to 2001. Although earning assets have increased 33.82%, net interest income only increased 4.26% during the same period. Decreases in the net interest margin from 1999 to 2000 were caused by competition for deposits creating a need to run frequent rate "specials" to attract and retain time deposits, which were used to support loan growth. These time deposit rate specials carried terms ranging from eight to thirty-three months.

The decrease in 2001 from 4.32% to 3.52% NIM is part of an industry-wide trend towards tighter margins following eleven rate cuts by the Federal Reserve. As short-term interest rates have fallen, interest sensitive assets (primarily adjustable rate loans and federal funds sold) have repriced downward more quickly and by greater percentages than interest bearing liabilities.

This trend began to reverse in the fourth quarter of 2001. Large amounts of time deposits matured and repriced at current market rates. Should market rates remain low, this trend will continue throughout 2002 as $83,000,000 in time deposits will mature and be subject to renewal at lower rates. This represents in excess of 70% of total time deposits held by the Bank.

Changes in the distribution of earning assets have also resulted in a portion of the decline in the NIM. Prior to 2001, the Bank had a balance sheet, which was highly leveraged. Longer-term, higher yielding assets (loans and securities) accounted for approximately 99% of earning assets in 1999 and 2000. In 2001, following the acquisition of two branches from First Union National Bank, this percentage dropped to 88%. Approximately $21,800,000 of excess funds were received in this acquisition and were held primarily as overnight funds or as short-term deposits until they could be loaned to customers in the normal course of business.

The following table illustrates the effect of changes in volumes and rates.

                             2001 Compared to 2000        2000 Compared to 1999
-------------------------------------------------------------------------------
                            Increase (Decrease)           Increase (Decrease)
                           Due to Change     Increase    Due to Change  Increase
                              in Average:      or        in Average:      or
                            Volume     Rate (Decrease)   Volume   Rate Decrease)
------------------------------------------------------------ -----------------
Interest income:
   Loans                     $1,740   $(491)    $1,249    $1,155    $33  $1,188
   Investment securities:
     Taxable                    (28)    (37)       (65)      (50)    42       8
     Partially Taxable          (28)    (37)       (65)      191   (150)     41
   Interest bearing deposits
     in banks                   476    (108)       368       (10)     9      (1)
   Federal funds sold         1,174    (434)       740       (89)     3     (86)
                              -----   ------      -----    -----   ----  -----
     Total Interest Income   $3,876  $1,649)    $2,227    $1,050  $  84  $1,134
                             =====     ====       ====      ====    ==== ======

Interest expense:
   Deposits:
     Demand                   $ 158  $ (188)    $  (30)   $   (9) $   8  $   (1)
     Savings                    127    (198)       (71)      (42)    11     (31)
     Time deposits            1,822      (2)     1,820       563    365     928
   Short-term debt               45    (232)      (187)       74    124     198
   Long-term debt               198     353        551      (163)     5    (158)
                               ----    -----   -----        -----   ----    ----

     Total Interest Expense  $2,266 $  (183)    $2,083    $  345 $  591 $   936
                               ----    ----      ---       ----    ----     ---

       Net Interest Income   $1,610 $(1,466)    $  144    $  705 $ (507)$   198
                             ======  =====      ======      ====    ===     ===

NOTE: Variances are computed line-by-line and may not add to the totals shown.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Tax equivalent interest income increased by 14.24% or $2,227,000 in 2001. This improvement was primarily the result of a $47,154,000 increase in earning assets. The increase in interest income was in spite of a decrease in average yields earned from 8.22% to 7.52%.

During  2001,  average  loans  outstanding  increased
$19,700,000 to $166,438,000. All three major loan categories increased. The greatest percentage increase was in consumer installment and credit card loans which increased 19.55%. Average balances of real estate loans increased 15.11% or $13,373,000. Average total securities, yielding 5.98% decreased slightly during 2001. This was in part due to sales of equity securities, the proceeds of which were contributed by the Company to the Bank as capital surplus. The largest increase in average earning assets was in interest bearing bank deposits and in federal funds sold. These short-term investments increased an average of $28,371,000 or 2,992%. The increase is primarily attributed to excess funds received in the acquisition of deposits from First Union National Bank, that were temporarily held as short-term investments until they can be loaned to customers in the normal course of business.

Interest Expense

Interest expense increased $2,083,000 or 28.11% during 2001. The average cost of funds of 4.69% declined .10% compared to 2000. However, the increase in average interest bearing liabilities totaling $47,307,000 resulted in the significant increase in interest expense. Interest expense on demand deposits, savings deposits and short-term debt decreased $288,000 (15.10%) as the Bank was able to rapidly decrease rates paid in response to a sharp decline in market rates. Expense of time deposits, however, increased $1,820,000 or 39.87%. This increase mirrored the increase in average time deposits as the average rate paid was unchanged from 2000. Expense of long-term debt increased $551,000. Much of the increase was due to $359,000 of prepayment penalties paid the Federal Home Loan Bank on debt that are either paid off early or refinanced at lower interest rates and on different terms.

Noninterest Income

Noninterest income is becoming an increasingly important factor in maintaining profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increases in revenue from its partnership in Bankers Title Shenandoah, LLC. During 2001, the Bank also received its first commissions from the referral of commercial insurance products to Bankers Insurance, LLC. In 2002, these revenues should increase as product offerings will increase to include personal lines of insurance. Sales of credit life and accident & health insurance continue to increase with the growth of the consumer loan portfolio. Credit life and accident & health sales have more than doubled since 1998 when a sales incentive program was introduced for loan officers.

Overall noninterest income increased 11.51% in 2001 from 2000 and 13.33% in 2000 versus 1999. Noninterest income should increase in 2002 as service charges on acquired deposits were waived from February to August of 2001.

Securities gains totaled $1,253,000 in 2001, $769,000 in 2000 and $1,180,000 in 1999. Management continues to evaluate the securities portfolio for opportunities to recognize gains and increase portfolio diversification. Gains in each of the last three years have included substantial amounts from regional bank stocks following announcements of mergers or acquisitions.

Noninterest Expense

Noninterest expenses increased from $4,653,000 in 2000 to $5,728,000 in 2001. This followed an increase of $340,000 in 2000 from 1999.

Salary and benefits increased 13.77% to $3,168,000 in 2001, and 7.78% in 2000 compared to 1999. The increase in salaries and benefits in 2001 was primarily the result of the addition of the employees of the two acquired branch offices. The 2000 increase was principally the result of normal salary increases and higher benefits costs for pensions and insurance.

Occupancy and equipment expense increased $142,000 (28.38%) in 2001. This increase resulted from additional depreciation of the remodeled Broadway office, as well as expenses related to the newly acquired Edinburg and Woodstock offices. The increase of 9.56% in 2000 resulted from a full year's depreciation and equipment maintenance expenses related to the operations center that was built in 1999.

Other operating expenses increased $549,000 during 2001, including $304,000 of intangibles amortization. The remaining increase of $245,000 (17.97%) included additional costs associated with stationary, supplies, postage and advertising of the new branches; higher correspondent bank fees which are based on the additional volume of transactions processed; and fees for technology and marketing consulting contracts.

Although noninterest expenses increased substantially in 2001, they have remained steady as a percentage of average assets; 2.24%, 2.25% and 2.22% in 2001, 2000, and 1999, respectively. This compares favorably to peer group averages, which ranged between 3.06% and 3.13% over the same period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $123,000 in 2000 to $204,000 in 2001. Actual loan charge-offs were $107,411 in 2001 and $105,345 in 2000. Loan losses as a percentage of average loans totaled .06% in 2001 and .07% in 2000, respectively. Losses continue at approximately one-third that of the Bank's peer group average.

Balance Sheet

Total assets increased 30.58% during the year to $272,672,769, an increase of $63,854,875 from $208,817,894 at December 31, 2000. Earning assets increased 28.32% or $56,232,145 to $254,811,417 at December 31, 2001. In February 2001,
the Bank completed its acquisition of two branch offices from First Union National Bank, one each in Edinburg and Woodstock, Virginia. These offices became the Bank's first venture outside Rockingham County, Virginia and also its first branch acquisitions. The acquisition included deposits totaling $37,244,000, and loans totaling $9,800,000. The Woodstock facility was also purchased at a cost of $625,000, while the Edinburg facility is leased. Equipment and fixtures acquired as part of the transaction totaled $54,893. The cost of deposit intangibles and other acquisition costs totaled $5,472,153. These costs are being amortized using the straight-line method over a fifteen-year period. Other acquisition costs include legal, accounting, investment advisory and data conversion support by both First Union and the Bank's core software vendor.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Securities

Average balances in investment securities decreased 2.15% in 2001 to $41,679,000. The Company maintains a high level of earning assets as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.


Analysis of Securities

The composition of securities at December 31 was:

(Dollars in thousands)                          2001       2000         1999

Available for Sale:1
     U.S. Treasury and Agency                $  29,428   $ 15,418    $ 13,913
     Mortgage-backed 2                           7,922      1,840       2,571
     Corporate bonds                            10,402      9,480       7,345
     Marketable equity securities               10,500     11,942      12,339
                                                 ----       ----        -----

       Total                                    58,252     38,680      36,168

Held to Maturity and Other Equity Investments:
     U.S. Treasury and Agency                      111      1,109       2,469
     Mortgage-backed 2                                                     80
     Corporate bonds                             1,772      1,777       1,781
     Other equity investments                    3,852      3,757       3,923
                                                -----       -----       ----

       Total                                     5,735      6,642       8,253
                                              ------       ------       ------

Total Securities                             $  63,986   $ 45,323    $ 44,421
                                              ======       =====       =====

1    At estimated fair value.
2 Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2001 are presented in the table below. Amounts are shown by contractual maturity, expected maturities will differ as issuers may have the right to call or prepay obligations.

                                          Years to Maturity
-------------------------------------------------------------------------------
                              Less          One to          Over
(Dollars in thousands)       than one        Five           Five
------------------------------------------------------------------------------
                       Amount  Yield  Amount   Yield  Amount  Yield  Total Yield
Debt Securities
Available for Sale:
  U.S. Treasury &
  Agency              $11,996  1.63% $15,335  4.33%  $2,097 4.90%  $29,428 3.26%
  Mortgage-backed                         16  6.38    7,906 4.04     7,922 4.04

  Corporate bonds       1,031  5.85    8,871  6.50      500 7.38    10,402 6.50
                       --------       ---------       --------       --------
    Total             $13,027  1.96% $24,222  5.13% $10,503 4.37%  $47,752 4.10%
                       -------        -------         -------        -------

Debt Securities Held to
Maturity:
  U.S. Treasury & Agency  111  5.25                                    111 5.25

  Corporate bonds                      1,772  6.15                   1,772 6.15
                        --------     ---------                      --------
    Total               $ 111  5.25%  $1,772  6.15%                 $1,883 6.10%
                          ---         --------                       -----

Analysis of Loan Portfolio

The Company's loan portfolio totaled $176,625,383 at December 31, 2001 compared with $152,034,979 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

All major loan categories increased in 2001. The increase includes approximately $9.8 million of loans purchased from First Union National Bank in the Shenandoah County market. Commercial loans, including agricultural loans, increased 25.07% during 2001 to $41,256,218. Real estate mortgages increased 13.89% to $105,304,862, while construction loans increased $1,148,856 or 26.28%. Consumer installment and credit cards increased 10.41% and 7.95%, respectively.

The following table presents the changes in the loan portfolio over the previous five years.

December 31
-----------------------------------------------------------------------------

(Dollars in thousands)           2001       2000        1999     1998    1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Real estate - mortgage       $105,305    $ 92,464    $ 84,019  $78,349  $73,611
Real estate-
  construction                  5,521       4,372       5,481    4,376    4,708
Consumer installment           23,106      20,927      18,082   17,125   16,977
Commercial                     28,552      25,628      22,880   21,478   16,601
Agricultural                   11,835       6,656       8,392    8,670    8,679
Multi-family residential          869         703         414    1,419    1,769
Credit cards                    1,348       1,249       1,016      832      818
Other loans                        89          36          34       52       27
-------------------------------------------------------------------------------
Total Loans                  $176,625    $152,035    $140,318 $132,301 $123,190
------------------------------------------------------------------------------


The following table shows the Company's loan maturity and interest rate sensitivity as of December 31, 2001:

                                          Maturity Range
-------------------------------------------------------------------------------
                                   Less Than    1-5       Over
(Dollars in thousands)              1 Year     Years     5 Years     Total
-------------------------------------------------------------------------------

Commercial and
  agricultural loans              $  28,160  $ 12,516   $    580   $ 41,256
Real Estate - mortgage               16,587    57,082     31,636    105,305
Real Estate - construction            5,521                           5,521
Consumer - installment/other          3,066    21,477                24,543
--------------------------------------------------------------------------------

Total                             $  53,334  $ 91,075   $ 32,216   $176,625
-------------------------------------------------------------------------------


Loans with predetermined rates    $   2,257  $ 28,711   $ 22,599   $ 53,567
Loans with variable or
  adjustable rates                   51,077    62,364      9,617    123,058
------------------------------------------------------------------------------

Total                             $  53,334  $ 91,075   $ 32,216   $176,625
------------------------------------------------------------------------------

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 80% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's market area has a stable economy, which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, this cyclical nature is offset by other stable industries in the trade area. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. A large percentage of the agricultural loans are made to poultry growers. During 2001, two major poultry producers that were headquartered in the Company's market area were sold to national poultry producers. Although the sales resulted in some managerial restructuring, the day-to-day operations of these companies continue with little noticeable change. Management has not seen any change in past due loans that relate to these major employers changing ownership.

During recent years, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% annually depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk.

Unemployment rates in the Company's market area continue to be below both the national and state averages. The national economic slowdown that has resulted since the September 11th tragedies has not had a significant impact within the local area and as yet does not appear to have resulted in increased loan delinquencies.

Nonaccrual and Past Due Loans

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

                                                      December 31,
-------------------------------------------------------------------------------
(Dollars in thousands)             2001      2000      1999       1998    1997
-------------------------------------------------------------------------------

Nonaccruing loans                 None     $  664      None       None    None
Loans past due 90 days or more    $ 1,096  $  421   $ 1,917     $2,059  $  823
Percentage to total loans            .62%     71%     1.37%      1.56%    .67%

Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2001, 2000 and 1999, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information, which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

As of December 31, 2001, management is not aware of any potential problem loans, which are not already classified for regulatory purposes or classified substandard or watch as part of the Bank's internal grading system.

Loan Concentrations

At December 31, 2001, no industry category exceeded ten percent of total loans.

Loan Losses and the Allowance for Loan Losses

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

The Bank has not experienced significant loan losses in any of the last three years. While 1999 losses increased relative to the Bank's normal experience, the loss rate of .16% of average loans outstanding was still below the Company's peer group. During 2000, losses returned to historic levels and continued to be well below peer averages throughout 2001. While the overall level of the allowance is well below peer group averages, management feels this is appropriate based on its loan loss history and the composition of its loan portfolio. The current allowance for loan losses is equal to approximately eight years average loan losses. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)                    2001   2000    1999     1998    1997
-------------------------------------------------------------------------------
Balance at beginning of period           $1,108 $1,090  $1,162   $1,121  $1,003
Provision charged to expenses               204    123     140      110     180
Other adjustments                            84
Loan losses:
    Commercial                               22     21     107        4      10
    Installment                             138    125     150      170      91
    Real estate                                      2       2
-------------------------------------------------------------------------------
    Total loan losses                       160    148     259      174     101
Recoveries:
    Commercial                                3      3       5                8
    Installment                              49     39      40       98      31
    Real Estate                               1      1       2
-------------------------------------------------------------------------------
    Total recoveries                         53     43      47      105      39
Net loan losses                             107    105     212       69      62

Balance at end of period                 $1,289 $1,108  $1,090   $1,162  $1,121

Allowance for loan losses
    as a percentage of loans               .73%    .73%   .78%     .88%     .91%

Ratio of net loan losses during the
    period to average loans outstanding
    during the period                      .06%    .07%   .16%     .05%     .05%

Management's Discussion and Analysis of Financial Condition and Results of Operations


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

The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:



                                      At December 31
-------------------------------------------------------------------------------------------------------
(Dollars in thousands) 2001              2000            1999                1998            1997
                            Percent          Percent             Percent           Percent           Percent
                              of                of                 of                of                 of
                     Amount  Loans   Amount  Loans      Amount   Loans   Amount     Loans   Amount    Loans
-----------------------------------------------------------------------------------------------------------

Commercial          $  451    23%    $  332     25%     $  327    26%     $  392    27%     $  376    22%
Real estate            323    63        277     61         327    60         350    59         320    64
Installment            451    14        333     14         273    14         260    14         250    14
Unallocated             64              166                163               160               120
------------------------------------------------------------------------------------------------------------

Total               $1,289   100%    $1,108    100%     $1,090   100%      1,162   100%     $1,162   100%

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2001 of 36.71%. Growth in deposits included $37,422,974 of deposits that were purchased in Shenandoah County. Internally generated loan growth totaled $18,501,402. The Bank experienced deposit growth in all deposit types, even though interest rates paid on deposits fell throughout most of the year. Management believes that economic uncertainty and the volatility of the stock market contributed to the growth in deposits.

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years. Certificates of deposit over $100,000 totaled $17,487,077 at December 31, 2001. The maturity distribution of these certificates is as follows:

                 Less than 3 months      $4,375,715
                 3 to 12 months           9,104,788
                 1 year to 5 years        4,006,574
                                          ---------

                   Total                $17,487,077
                                         ==========

Non-deposit borrowings include repurchase agreements, federal funds purchased and long-term debt obtained through the Federal Home Loan Bank. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.

Borrowings from the Federal Home Loan Bank are used to support the Bank's mortgage lending program and allow the Bank to offer longer-term mortgages. During 2001, the Bank paid off approximately $8,500,000 in FHLB debt with a combination of liquid assets and a new loan of $6,000,000. This refinancing allowed the Bank to reposition its cash flows to more closely match payments received on customer mortgages. It also reduced the amount of low yielding liquid assets which the Bank held, while paying off higher rate obligations.

Stockholder's Equity

Total stockholders' equity increased $1,399,571 or 5.15% in 2001. Earnings retained from operations were the primary source of the increase. As of December 31, 2001, the book value per share was $11.74 compared to $11.18 as of December 31, 2000. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2001, the Company had Tier I capital of 13.87% of risk weighted assets and combined Tier I and II capital of 14.65% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2001, the Company reported a leverage ratio of 9.20%. The Bank's leverage ratio was also above the minimum.

Market Risk Management

Most of the Company's net income is dependent on the Bank's net interest income. As the rapid change in short-term interest rates demonstrated in 2001, net interest income is subject to interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. In 2001 for example, interest-earning assets repriced much more quickly than interest bearing liabilities; this resulted in a decrease in the net interest margin compared to 2000. Conversely, in a period of rapidly rising rates, if interest earning assets reprice more quickly than interest bearing liabilities the resulting effect would be an increase in the net interest margin. Also, net interest income is also affected by changes in the mix of funding that supports earning assets. For example, higher levels of non-interest bearing demand deposits and leveraging earning assets by funding with stockholder's equity would result in greater levels of net interest income than if most of the earning assets were funded with higher cost interest-bearing liabilities, such as certificates of deposit.

Liquidity as of December 31, 2001 is very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2001, the Bank used funds received in the branch acquisition, maturing investments, deposit growth and an increase in short-term debt to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank also provides liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table depicts the Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2001. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of 10.78% of total earning assets. Approximately 35% of rate sensitive assets and 55% of rate sensitive liabilities are subject to repricing within one year. The one-year cumulative GAP narrowed during 2001, as the Bank held more short-term liquid assets. With rates falling throughout 2001, the Investment Committee and management choose to not reinvest bond maturities, loan repayments and cash acquired from First Union in longer-term investments. Management believes that remaining liquid and keeping investments short-term in nature will allow it to achieve greater earnings in the future when rates stabilize at higher levels.

The following GAP analysis shows the time frames from December 31, 2001, in which the Company's assets and liabilities are subject to repricing:

                           1-90    91-365     1-5     Over 5     Not
(Dollars in thousands)     Days     Days     Years    Years   Classified  Total
-------------------------------------------------------------------------------

Rate Sensitive Assets:
  Loans                 $ 39,224  $ 14,110  $ 91,075  $ 32,216  $       $176,625
  Investments securities  11,996     8,974    25,994     2,671   14,352   63,987
  Interest bearing
   bank deposits           3,207    10,992                                14,199
--------------------------------------------------------------------------------
   Total                  54,427    34,076   117,069    34,887   14,352  254,811

Rate Sensitive Liabilities:
   Interest bearing
     demand deposits                 4,097     8,194     8,194            20,485
   Savings                          11,582    18,540    13,915            44,037
   Certificates of deposit
     $100,000 and over     4,375     9,105     4,007                      17,487
   Other certificates
     of deposit           23,081    47,229    30,218                     100,528
-------------------------------------------------------------------------------
     Total Deposits       27,456    72,013    60,959    22,109           182,537
  Short-term debt         10,696                                          10,696
  Long-term debt           1,096     4,717    14,420       750            20,983
-------------------------------------------------------------------------------
   Total                  39,248    76,730    75,379    22,859           214,216
-------------------------------------------------------------------------------

Discrete Gap              15,179   (42,654)  (41,690)   12,028   14,352
-------------------------------------------------------------------------------

Cumulative Gap*           15,179   (27,475)   14,215    26,243   40,595
----------------------------------------------------------------------------

Percent of Earning
  Assets                   5.96%   (10.78)%    5.58%    10.30%   15.93%
--------------------------------------------------------------------------

* In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets
                                                           December 31,
ASSETS                                                 2001          2000
                                                  --------------  ---------

Cash and due from banks (note 3)                   $ 5,363,722    $3,807,575
Interest bearing deposits                           14,198,842       312,524
Federal funds sold                                                   909,000
Securities -
   Held to maturity - fair value
     of $ 1,944,405 in 2001
     and $ 2,859,536 in 2000(note 4)                 1,882,781     2,886,336
   Available for sale (note 4)                      58,252,017    38,679,896
   Other investments (note 4)                        3,852,394     3,756,537

Loans (note 5)                                     176,625,383   152,034,979
   Less allowance for loan losses (note 6)          (1,288,506)   (1,107,917)
                                                    -----------   ----------

   Net Loans                                       175,336,877   150,927,062

Construction in progress                                             578,586
Bank premises and equipment, net (note 7)            4,411,526     3,068,827
Other real estate                                      566,966       426,128
Interest receivable                                  1,541,541     1,481,032
Intangible assets                                    5,168,144
Other assets                                         2,097,959     1,984,391
                                                    ----------    ---------

   Total Assets                                   $272,672,769  $208,817,894
                                                   ===========   ===========

LIABILITIES

Deposits:
   Noninterest bearing                             $25,740,570   $18,614,720
   Interest bearing:
     Demand                                         20,485,481    14,371,795
     Money market accounts                           9,249,751     5,977,576
     Savings                                        34,787,009    26,405,584
     Time deposits over $100,000 (note 8)           17,487,077    12,574,718
     All other time deposits (note 8)              100,528,887    74,410,006
                                                    -----------   ----------

   Total Deposits                                  208,278,775   152,354,399

Short-term debt (note 9)                            10,695,695     8,698,035
Accrued liabilities                                  4,118,402     4,181,392
Long-term debt (note 10)                            20,982,698    16,385,838
                                                    ----------    ----------

   Total Liabilities                               244,075,570   181,619,664
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 3,000,000
   shares authorized, 2,438,563 and 2,433,373
   shares issued and outstanding
   for 2001 and 2000, respectively                  12,192,815    12,166,865
Capital surplus                                        525,015       479,468
Retained earnings (note 16)                         15,488,406    13,790,628
Accumulated other comprehensive income                 390,963       761,269
                                                    ----------    ---------

   Total Stockholders' Equity                       28,597,199    27,198,230
                                                    ----------    ----------

   Total Liabilities and Stockholders' Equity     $272,672,769  $208,817,894
                                                   ===========   ===========

        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries


Consolidated Statements of Income
                                               Years Ended December 31,
                                             2001         2000        1999
                                        ------------------------------------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans            $14,162,330  $12,920,610  $11,740,753
   Interest on deposits and federal
     funds sold                            1,163,750       62,510      143,132
   Interest on debt securities             1,837,897    1,980,466    1,904,852
   Dividends on equity securities            517,435      545,654      532,173
                                           --------    --------    --------

   Total Interest and Dividend Income     17,681,412   15,509,240   14,320,910
                                           ----------  ----------  ----------

INTEREST EXPENSE:
   Interest on demand deposits               435,919      466,086      467,082
   Interest on savings deposits              873,462      944,232      974,507
   Interest on time deposits over $100,000   723,697      462,019      312,233
   Interest on all other time deposits     5,661,394    4,102,688    3,324,936
                                           ---------   ---------   ---------

   Total interest on deposits              7,694,472    5,975,025    5,078,758
   Interest on short-term debt               311,240      498,846      301,216
   Interest on long-term debt              1,488,569      936,822    1,095,059
                                           ---------   --------    ---------

   Total Interest Expense                  9,494,281    7,410,693    6,475,033
                                           ---------   ---------   ---------

NET INTEREST INCOME                        8,187,131    8,098,547    7,845,877
                                           ---------   ---------   ---------

PROVISION FOR LOAN LOSSES (note 6)           204,000      123,000      140,000
                                           --------    --------    --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES               7,983,131    7,975,547    7,705,877
                                           ---------   ---------   ---------

NONINTEREST INCOME:
   Service charges on deposit accounts       674,366      554,685      470,623
   Insurance and other commissions           141,116      143,682      145,007
   Other operating income                    341,969      339,582      300,227
   Gain on security transactions (note 4)  1,252,500      769,704    1,179,683
                                           ---------   --------    ---------

   Total Noninterest Income                2,409,951    1,807,653    2,095,540
                                           ---------   ---------   ---------

NONINTEREST EXPENSES:
   Salaries                                2,473,605    2,120,549    1,972,167
   Employee benefits (note 12)               693,933      663,704      611,060
   Occupancy expense                         324,092      215,312      201,983
   Equipment expense                         317,597      284,514      254,220
   Amortization of intangibles               304,008
   Other operating expenses                1,614,519    1,369,139    1,273,926
                                           ---------   ---------   ---------

   Total Noninterest Expenses              5,727,754    4,653,218    4,313,356
                                           ---------   ---------   ---------

   Income before Income Taxes              4,665,328    5,129,982    5,488,061

INCOME TAX EXPENSE (note 11)               1,434,798    1,486,097    1,681,856
                                           ---------   ---------   ---------

   NET INCOME                             $3,230,530   $3,643,885   $3,806,205
                                           =========   =========   =========

PER SHARE DATA
   NET INCOME                             $     1.33   $     1.49   $     1.55
                                           ========    ========    ========

   CASH DIVIDENDS                         $      .63   $      .59   $      .52
                                           ========    ========    ========

AVERAGE COMMON SHARES OUTSTANDING          2,430,993    2,445,509    2,454,250
                                           =========   =========   =========



        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


                                                                         Accumulated
                                                                             Other
                                 Common        Capital     Retained     Comprehensive
                                  Stock        Surplus      Earnings        Income        Total

BALANCE - December 31, 1998    $12,279,810   $ 866,694    $ 9,057,266     $1,874,700   $24,078,470

Comprehensive Income:
   Net income                                               3,806,205                    3,806,205
   Net change in other
     comprehensive income
     (note 2)                                                             (1,323,307)   (1,323,307)
                                                                                         -----------

Comprehensive Income                                                                     2,482,898

Dividends on common stock                                  (1,276,410)                  (1,276,410)
Shares repurchased
   (2,655 shares)                  (13,275)    (46,352)                                    (59,627)
Shares sold to ESOP (2,655 shares)  13,275      47,790                                      61,065
                                 --------      --------    ---------      -----------     ----------

BALANCE - December 31, 1999     12,279,810     868,132     11,587,061        551,393    25,286,396

Comprehensive Income:
   Net income                                               3,643,885                    3,643,885
Net change in other
     comprehensive income(note 2)                                            209,876       209,876
                                                                                          --------

Comprehensive Income                                                                     3,853,761

Dividends on common stock                                  (1,440,318)                  (1,440,318)
Shares repurchased
   (22,589 shares)                (112,945)   (388,664)                                   (501,609)
                                  --------    --------      ---------      ---------     ----------

BALANCE - December 31, 2000     12,166,865     479,468     13,790,628        761,269    27,198,230

Comprehensive Income:
   Net income                                               3,230,530                    3,230,530
   Net change in other
    comprehensive income(note 2)                                            (370,306)     (370,306)
                                                                                       -----------

Comprehensive Income                                                                     2,860,224

Dividends on common stock                                  (1,532,752)                  (1,532,752)
Shares sold to ESOP (9,000)         45,000     110,250                                     155,250
Shares repurchased (3,810 shares)  (19,050)    (64,703)                                    (83,753)
                                 ---------      ------       --------        -------      --------

BALANCE - December 31, 2001    $12,192,815   $ 525,015    $15,488,406       $390,963   $28,597,199
                                =======       ==========   =========         =======     =========

       The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows

                                               Years Ended December 31,
                                             2001          2000         1999
                                        ----------------------------    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 3,230,530  $  3,643,885 $ 3,806,205
   Adjustments to reconcile net income to
     net cash provided by operating
      activities:
       Gain on sale of securities          (1,252,500)     (769,704) (1,179,683)
       Depreciation                           308,152       257,586     218,134
       Amortization of security premiums       40,266        19,222     198,559
       Provision for loan losses              204,000       123,000     140,000
       Provision for deferred taxes           (43,982)      (90,867)      9,410
       Increase in interest receivable        (60,509)     (108,325)    (20,895)
       Increase (decrease) in other assets     54,166      (514,236)   (154,134)
       Increase (decrease) in accrued
         expenses                              84,173       (52,373)    386,151
       Amortization of limited partnership
         investments                          218,804       360,893     121,685
       Amortization of intangibles            304,008
       Gain on sale of land                   (21,484)
                                               ---------   --------    --------

   Net Cash Provided by Operating
    Activities                              3,065,624     2,869,081   3,525,432

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest
     bearing bank deposits                (13,886,318)      149,603   1,682,811
   Net (increase) decrease in federal
     funds sold                               909,000      (909,000)  2,436,000
   Proceeds from maturities of securities
     held to maturity                      20,100,747     1,430,967   4,436,157
   Proceeds from maturities of securities
     available for sale                    40,828,490     3,326,438  12,349,066
   Proceeds from sales of securities
     available for sale                     3,051,910     2,185,135   3,764,619
   Purchases of securities held to
     maturity                             (19,990,333)       (6,771) (1,523,000)
   Purchases of securities available
     for sale                             (62,216,028)   (7,233,362)(16,827,648)
   Purchase of other securities                              (1,500)
   Net increase in loans                  (24,955,943)  (11,822,428) (8,228,731)
   Purchase of property and equipment      (1,072,265)     (225,456) (1,296,207)
   Construction in progress payments                       (578,586)
   Purchase of intangible assets           (5,472,152)
   Sale of other real estate                  138,774        79,489
                                              --------    --------    --------

   Net Cash Used in Investing Activities  (62,564,118)  (13,603,971) (3,208,433)
                                         ------------   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings
    deposits                               24,893,136    (2,538,209)  4,036,901
   Net increase in time deposits           31,031,240    15,385,656     347,781
   Net increase in short-term debt          1,997,660       978,666     430,322
   Dividends paid in cash                  (1,532,752)   (1,419,147) (1,227,072)
   Proceeds from long-term debt            13,000,000     1,000,000
   Payments to repurchase common stock        (83,753)     (501,609)    (59,627)
   Proceeds from issuance of common stock     155,250                    61,065
   Repayments of long-term debt            (8,403,140)   (3,162,438) (3,305,295)
                                          -----------     ---------   ----------

   Net Cash Provided by Financing
     Activities                            61,054,641     9,742,919     284,075
                                            --------       --------      ------

Net Increase (decrease)  in Cash
   and Cash Equivalents                     1,556,147      (991,971)    601,074

Cash and Cash Equivalents,
   Beginning of Year                        3,807,575     4,799,546   4,198,472
                                            --------       --------     -------

Cash and Cash Equivalents, End of Year    $ 5,363,722   $ 3,807,575  $4,799,546
                                           =========      =========   =========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                     $ 9,458,909   $ 7,218,051  $6,467,192
     Income taxes                           1,050,000     1,322,000   1,345,000


        The accompanying notes are an integral part of this statement

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements


NOTE 1    NATURE OF OPERATIONS:

F & M Bank Corp. ("Company"), through its subsidiary Farmers & Merchants Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham County, Virginia, and the adjacent counties of Page, Shenandoah and Augusta. Services are provided at seven branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.


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

Notes to the Consolidated Financial Statements


Accounting for Historic Rehabilitation and Low Income Housing Partnerships

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and gains or losses on certain derivative contracts, are reported as a separate component of the equity section of the balance sheet. Such items, along with operating net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                              2001        2000        1999
                                              ----        ----        ----
             Unrealized holding gain (loss)
                 on interest rate swap    $ (30,106)    $          $

             Unrealized holding gains
                 (losses)on available-
                 for-sale securities        698,279      1,134,127     (915,573)
             Reclassification adjustment
                 for gains realized
                 in income               (1,252,500)      (769,704)  (1,179,683)
                                         --------          -------      --------

             Net Unrealized Gains (Losses) (584,327)       364,423   (2,095,256)
             Tax effect                     214,021       (154,547)     771,949
                                           --------      ---------   --------

             Net Change                 $  (370,306)     $ 209,876  $(1,323,307)
                                           =========      ========    ==========


NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $ 1,005,000 and $764,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE 4    INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized Unrealized     Fair
                                 Cost         Gains      Losses      Value
                              ----------   -----------------------  ----------

          December 31, 2001
          U. S. Treasuries
            and Agencies      $   110,465   $   3,385   $           $  113,850
          Corporate bonds       1,772,316      58,239                1,830,555
                                ---------   --------   ---------    ---------

            Total Securities
              Held to
              Maturity        $ 1,882,781   $  61,624   $           $1,944,405
                                 =========   ========    ========    =========

          December 31, 2000
          U. S. Treasuries
            and Agencies      $ 1,109,274   $           $   1,786   $1,107,488
          Corporate bonds       1,777,062                  25,014    1,752,048
                               ---------   --------   ---------    ---------

            Total Securities
              Held to
              Maturity         $2,886,336   $           $  26,800   $2,859,536
                               =========   ========    ========    =========

Notes to the Consolidated Financial Statements

The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2001
          U.S. Treasuries and   $29,097,413  $ 332,543   $   2,189   $29,427,767
            Agencies
          Mortgage-backed         7,853,039     68,966         436     7,921,569
            obligations of
            federal agencies
          Marketable equities    10,682,587  1,411,532   1,594,000    10,500,119
          Corporate bonds        10,012,271    390,291                10,402,562
                                 ----------  --------    --------    ----------

            Total Securities
              Available for
              Sale              $57,645,310 $2,203,332  $1,596,625  $58,252,017
                                 ==========  =========   =========   ==========

          December 31, 2000
          U.S. Agencies         $15,326,434 $  137,478  $   45,452  $15,418,460
          Mortgage-backed
            obligations of
            federal agencies      1,839,058      7,445       6,808    1,839,695
          Marketable equities    10,853,533  2,416,151   1,327,793   11,941,891
          Corporate bonds         9,499,943     57,652      77,745    9,479,850
                                  ---------   --------    --------    ---------

            Total Securities
              Available for
              Sale              $37,518,968 $2,618,726  $1,457,798  $38,679,896
                               ==========  =========   =========   ==========

The amortized cost and fair value of securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Securities Held         Securities Available
                                   to Maturity                for Sale
                             --------------------------------------------------
                                 Amortized     Fair      Amortized      Fair
                                    Cost       Value       Cost        Value

          Due in one year or
            less                $           $           $13,006,324 $13,027,565
          Due after one year
            through five years   1,882,781   1,944,405   33,956,399  34,724,333

            Total                1,882,781   1,944,405   46,962,723  47,751,898

          Marketable equities                            10,682,587  10,500,119
                                 --------    --------    ----------  ----------

                                $1,882,781  $1,944,405  $57,645,310 $58,252,017
                                 =========   =========   ==========  ==========

Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 2001, 2000 or 1999. Realized gains and losses on marketable equity transactions are summarized below:

                                            2001        2000         1999
                                        ------------------------   --------

          Gains                           $1,283,189  $ 798,563   $1,239,207
          Losses                              30,689     28,859       59,524
                                           --------    --------    --------

            Net Gains                     $1,252,500  $ 769,704   $1,179,683
                                           =========   ========    =========


The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $ 19,341,970 at December 31, 2001 and $18,107,053 at December 31, 2000. The Company has pledged $6,000,000 of equity securities to secure the $4,000,000 loan it obtained from SunTrust Bank (see note 10).

There were no state or political subdivision obligations of a single issuer that exceeded 10% of stockholders' equity at December 31, 2001, 2000 or 1999

Other investments consist of investments in six low-income housing and historic credit partnerships (carrying basis of $2,300,564) and stock in the Federal Home Loan Bank, Community Bankers Bank, Federal Reserve Bank, Shenandoah Title, LLC and Virginia Bankers' Insurance Center, LLC (carrying basis of $1,551,830). The interests in the low-income housing and historic credit partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2001.

At December 31, 2001, the Company was committed to invest an additional $2,118,074 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and as an accrued liability on the balance sheet.


NOTE 5    LOANS:

Loans outstanding as of December 31 are summarized as follows:

                                                       2001        2000
                                                 --------------  ---------
          Real Estate
            Construction                          $  5,520,815 $  4,371,959
            Mortgage                               105,304,862   92,463,872
          Commercial and agricultural               41,256,218   32,987,085
          Installment                               23,106,243   20,927,176
          Credit cards                               1,348,372    1,249,068
          Other                                         88,873       35,819
                                                    ----------   ----------

            Total                                 $176,625,383 $152,034,979
                                                   ==========    ==========

The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $22,923,410 and $21,293,076 as of December 31, 2001 and 2000, respectively.

Notes to the Consolidated Financial Statements


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:


                                             2001        2000       1999
                                         ------------------------ ------

          Balance, beginning of year     $1,107,917  $1,090,262  $1,162,176
          Other adjustments                  84,000
          Provision charged to operating
             expenses                       204,000     123,000     140,000
          Loan recoveries                    52,848      42,697      47,107
          Loans charged off                (160,259)   (148,042)   (259,021)
                                          ----------  ----------   --------

            Balance, End of Year         $1,288,506  $1,107,917  $1,090,262
                                          =========   =========   =========

          Percentage of gross loans             .73%        .73%      .78%


NOTE 7    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

                                                   2001         2000
                                              --------------  ---------

          Land                                  $   549,723 $   424,723
          Buildings and improvements              3,957,920   2,797,386
          Furniture and equipment                 2,683,780   2,661,095
                                                 ----------  ----------

                                                  7,191,423   5,883,204
          Less - accumulated depreciation        (2,779,897) (2,814,377)

             Net                                 $4,411,526 $ 3,068,827
                                                   =======    =========

Provisions for depreciation of $ 308,152 in 2001, $257,586 in 2000, and $218,134 in 1999 and were charged to operations.


NOTE 8    DEPOSITS:

At December 31, 2001, the scheduled maturities of time deposits are as follows:

                   2002                                     $83,153,552
                   2003                                      20,483,810
                   2004                                       5,438,221
                   2005                                       6,118,613
                   Thereafter                                 2,821,768
                                                             ----------

                     Total                                 $118,015,964
                                                            ===========

NOTE 9    SHORT-TERM DEBT:

Short-term debt information is summarized as follows:
                           Maximum     Outstanding             Weighted   Year
                         Outstanding      at        Average     Average    End
                           at Any        Year       Balance    Interest Interest
                          Month End       End     Outstanding 1   Rate    Rate
                          -------------------------------- ----------    -----
          2001
          Treasury, tax
            and loan        $ 69,746   $  69,746   $  18,655       n/a     n/a
          Federal funds      936,000     936,000      89,315      6.22%    n/a
            purchased
          Notes payable      266,065     198,260      74,592      5.14%   4.35%
          Securities sold
            under
            agreements to
            repurchase    10,853,937   9,491,689   8,946,884      3.38%   1.50%
                          --------      -------     -------     ------    ------

          Totals                     $10,695,695 $ 9,129,446      3.42%   1.51%
                                      ========      =======      =====    ====

          2000
          Treasury, tax
            and loan     $    29,205 $           $    16,931       n/a     n/a
          Federal funds
            purchased      6,040,000               2,037,910      6.74%    n/a
          Notes payable      359,302                  68,105      8.92%    n/a
          Securities sold under
            agreements to
            repurchase     8,698,035   8,698,035   6,255,820      5.68%   5.76%
                           ---------  ---------  ---------      -------  ------

          Totals                     $ 8,698,035 $ 8,378,766      5.95%   5.76%
                                      =========  =========      =======  ======

          1999
          Treasury, tax
            and loan      $   26,246 $    17,081 $    22,214        n/a    n/a
          Federal funds
            purchased      1,072,000     963,000     136,827      5.66%   5.77%
          Notes payable      116,739     116,739       9,598      8.00%   8.00%
          Securities sold under
            agreements to
            repurchase     7,762,956   6,622,549   6,557,376      4.46%   4.88%
                           ---------  ---------  ---------      -------  ------

          Totals                      $7,719,369  $6,726,015      4.47%   5.03%
                                      =========  =========       ======= ======

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

As of December 31, 2001, the Company had lines of credit with correspondent banks totaling $16,232,000, which are used in the management of short-term liquidity.

Notes to the Consolidated Financial Statements

NOTE 10   LONG-TERM DEBT:

Advances from the Federal Home Loan Bank of Atlanta (FHLB) were $13,000,000 in 2001 and $1,000,000 in 2000. The interest rates on the notes payable are fixed at the time of the advance and range from 4.02% to 5.33%; the weighted average interest rate is 4.69% at December 31, 2001. During 2001, the Company paid $358,955 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 2001 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The Company incurred $4,000,000 of long-term debt from SunTrust Bank in March 2001. Proceeds of this debt were used as contributed surplus to the Bank. The balance at December 31, 2001 was $3,333,333 with quarterly principal payments of $333,333. The interest rate is a floating rate of LIBOR plus 1.10% adjustable quarterly. On September 30, 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate a 4.60% for the remaining term of the obligation. As a result of a continued decline in market interest rates, had the Company cancelled this swap agreement at December 31, 2001 it would have suffered a $30,106 pretax loss on the transaction.

Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,488,569, $936,822, and $1,095,059 was incurred on these debts in 2001, 2000, and 1999, respectively. The maturities of long-term debt as of December 31, 2001 are as follows:

             2002                                  $5,813,531
             2003                                   4,813,531
             2004                                   4,146,865
             2005                                   3,480,199
             2006                                   1,978,571
             Thereafter                               750,001
                                                     --------

             Total                                $20,982,698
                                                   ==========


NOTE 11   INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

                                             2001        2000         1999
                                         ------------------------   -------
          Current expense
            Federal                       $1,448,500  $1,538,275  $1,626,377
            State                             30,280      38,689      46,069
          Deferred expense
            Federal                          (43,982)    (90,867)      9,410
                                            ---------   ---------   --------

            Total Income Tax Expense      $1,434,798  $1,486,097  $1,681,856
                                           =========   =========   =========

          Amounts in above arising from gains
            on security transactions      $  455,188  $  293,322  $  427,980
                                           ========    ========    ========

The deferred tax effects of temporary differences are as follows:

                                             2001        2000         1999
                                         ------------------------   -------
          Tax Effects of Temporary Differences:
            LIH Partnership Losses        $  19,107   $ (43,697)  $
            Provision for loan losses       (30,800)      4,983      24,451
            Split dollar life insurance     (10,629)     (8,506)     (2,422)
            Non-qualified deferred
              compensation                  (52,147)    (54,828)    (42,932)
            Depreciation                     39,177      56,362      19,902
            Pension expense                  (1,736)    (40,163)      7,992
            Other                            (6,954)     (5,018)      2,419
                                           ---------   ---------   --------

            Deferred Income Tax Benefit    $(43,982)  $ (90,867)  $   9,410
                                            ========   =========   ========

The components of the deferred taxes as of December 31 are as follows:

                                                         2001        2000
                                                     ------------  --------
          Deferred Tax Assets:
            Bad debt allowance                        $ 287,858   $ 257,058
            Split dollar life insurance                 105,004      94,375
            Nonqualified deferred compensation          181,895     129,747
            Low income housing partnership losses        10,636      29,743
            State historic tax credits                   99,591     129,871
            Other                                        14,157       7,205
                                                       --------    --------

          Total Assets                                  699,141     647,999
                                                       --------   ---------

          Deferred Tax Liabilities:
            Securities available for sale               194,340     375,693
            Unearned low income housing credits         353,978     288,438
            Depreciation                                141,585     102,409
            Pension                                     123,863     125,599
            Other                                         9,418       9,418
                                                       --------    --------

            Total Liabilities                           823,184     901,557
                                                       --------    --------

            Net Liability                             $(124,043)  $(253,558)
                                                       =========   ========

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                              2001           2000       1999
                                        -----------------------------   ----

          Tax expense at federal
            statutory rates                $1,586,212   $1,744,194  $1,865,941
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net          31,613       39,512      56,038
              Partially exempt income        (134,909)    (126,828)   (146,584)
              Tax-exempt income               (79,739)    (180,486)    (47,212)
              Other                            31,621        9,705     (46,327)
                                             --------    --------    --------

              Total Income Tax Expense     $1,434,798   $1,486,097  $1,681,856
                                           =========    =========   =========

Notes to the Consolidated Financial Statements


NOTE 12   EMPLOYEE BENEFITS:

The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $140,622, $165,509, and $153,667, for 2001, 2000, and 1999, respectively.

The Company has established an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $155,250 in 2001, $159,000 in 2000, and $160,000 in 1999 to the Plan
and charged this expense to operations.

NOTE 13   CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $17,669,293 and $2,580,337 at December 31, 2001 and 2000, respectively.

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

NOTE 14   COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                      2001          2000
                                                  ------------    --------

          Commitments to loan money                 $42,837,337  $23,266,949
          Standby letters of credit                     714,090      596,922

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

Loan transactions with related parties are shown in the following schedule:

                                                    2001         2000
                                                ------------   -------

          Total loans, beginning of year          $1,403,599  $1,345,420
          Change in directorship                     162,097
          New loans                                1,174,549     594,748
          Repayments                                (956,900)   (536,569)
                                                   ---------   --------

          Total Loans, End of Year                $1,783,345  $1,403,599
                                                   =========   =========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2002, approximately $2,094,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $954,000 in 2001, $1,345,000 in 2000 and $1,419,000 in 1999.

NOTE 17   LITIGATION

In the normal course of business, the Company may become involved in litigation arising from banking, financial, or other activities of the Company. Management after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

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

Notes to the Consolidated Financial Statements


Estimated fair value and the carrying value of financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                            2001                  2000
                              -------------------------------------------------
                                   Estimated  Carrying    Estimated   Carrying
                                  Fair Value    Value    Fair Value     Value
                                  ---------- ---------  ----------  ---------

          Financial Assets

          Cash                     $ 5,364    $  5,364    $  3,808    $ 3,808
          Interest bearing
            deposits                14,506      14,506         313        313
          Federal funds sold                                   909        909
          Securities available
            for sale                58,252      57,645      38,680     38,680
          Securities held to
            maturity                 1,944       1,883       2,860      2,886
          Other investments          3,852       3,852       3,757      3,757
          Loans                    182,474     176,625     150,833    150,927
          Accrued interest
            receivable               1,542       1,542       1,481      1,481

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    25,741      25,741      18,615     18,615
            Interest bearing        29,735      29,735      20,349     20,349
          Savings deposits          34,787      34,787      26,406     26,406
          Time deposits            120,620     118,015      87,385     86,985
          Accrued liabilities        4,099       4,099       4,181      4,181
          Short-term debt           10,696      10,696       8,698      8,698
          Long-term debt            21,013      20,983      16,219     16,386


The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2001.


NOTE 19   REGULATORY MATTERS:

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2001, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

The Company's actual capital ratios are presented in the following table:

                                      Actual            Regulatory Requirements
                        --------------------------------------------------------
                                    December 31,        Adequately      Well
                                  2001       2000       Capitalized  Capitalized


          Total risk-based ratio   14.65%     18.95%        8.00%     10.00%
          Tier 1 risk-based ratio  13.87%     18.20%        4.00%      6.00%
          Total assets leverage
            ratio                   9.20%     12.96%        3.00%      5.00%


NOTE 20   BRANCH ACQUISITIONS:

During the third quarter of 2000, F&M Bank Corp. entered into an agreement to purchase the First Union National Bank branches located in Edinburg and Woodstock, Virginia. Closing was held on for February 23, 2001, with the branches reopening as branches of Farmers & Merchants Bank on February 26, 2001.

The acquisition included deposits totaling $37,244,000, and loans totaling $9,800,000. The Woodstock facility was also purchased at a cost of $625,000, while the Edinburg facility is leased. Equipment and fixtures acquired as part of the transaction totaled $54,893. The cost of deposit intangibles and other acquisition costs totaled $5,472,153. These costs are being amortized using the straight-line method over a fifteen-year period. Other acquisition costs include legal, accounting, investment advisory and data conversion support by both First Union and the Bank's core software vendor.


NOTE 21    EMERGING ACCOUNTING STANDARDS:

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets". These statements change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement, which was effective for fiscal years beginning after December 15, 2001.

At the present time, the FASB's position with regard to deposit intangibles is that they will continue to be amortized under Statement 72 "Accounting for Certain Acquisitions of Banking and Thrift Institutions". The American Bankers Association (ABA) has requested that the FASB reconsider its position and allow Bank acquisitions of branch offices to fall under the two new Statements. If this were to occur, it could result in a substantial decrease or the elimination of the intangibles amortization related to the two branch offices purchased from First Union National Bank.

Until such time as the FASB determines to amend its position, these intangibles will continue to be amortized by the Company using the straight-line method over a period of fifteen years.

Notes to the Consolidated Financial Statements


NOTE 22   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets

    December 31,
ASSETS                                                  2001        2000
                                                   -------------  --------

   Cash and cash equivalents                        $   189,345  $   176,599
   Investment in subsidiaries                        22,942,514   15,147,934
   Loans receivable                                                  194,902
   Securities available for sale                      9,883,785   11,409,194
   Other securities                                   2,300,563    2,519,666
   Accrued interest receivable                                           736
   Due from subsidiaries                                 15,998       68,762
   Income tax receivable                                218,291      248,086
   Other real estate                                    307,891      426,128
                                                       --------     --------

   Total Assets                                     $35,858,387  $30,192,007
                                                     ==========  ==========

LIABILITIES

   Notes payable                                    $ 4,333,333  $
   Margin payable                                       198,260
   Accrued interest payable                              39,532
   Other liabilities                                     30,106
   Dividends payable                                    390,340      365,006
   Demand obligations for low income
     housing investment                               2,118,074    2,151,766
   Deferred income taxes                                151,543      477,005
                                                      --------     --------

   Total Liabilities                                  7,261,188    2,993,777
                                                      ---------   ---------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share,
     3,000,000 shares authorized, 2,438,563
     and 2,433,373 shares issued and outstanding
     for 2001 and 2000, respectively
     12,192,815 12,166,865
   Capital surplus                                      525,015      479,468
   Retained earnings                                 15,488,406   13,790,628
   Accumulated other comprehensive income               390,963      761,269
                                                       --------    --------

   Total Stockholders' Equity                        28,597,199   27,198,230
                                                     ----------  ----------

   Total Liabilities and Stockholders' Equity       $35,858,387 $ 30,192,007
                                                     ==========  ==========

Statements of Net Income and Retained Earnings

                                             Years Ended December 31,
                                         2001          2000          1999
                                    ----------------------------  ---------

INCOME

   Dividends from affiliate           $  954,000   $ 1,345,000   $1,419,000
   Interest on loans                       8,489        16,543       21,022
   Investment income                      11,621        20,933       12,759
   Dividend income                       382,108       415,533      422,640
   Security gains                      1,160,235       798,563    1,127,882
   Net limited partnership income         81,361       147,008       36,302
   Other                                  20,537           831        2,504
                                       ---------    ----------    ---------

   Total Income                        2,618,351     2,744,411    3,042,109
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                      194,488         6,087          965
   Administrative expenses               119,167       111,740      112,531
                                       ---------    ----------    ---------

   Total Expenses                        313,655       117,827      113,496
                                       ---------    ----------    ---------

Net income before income tax expense
   and increase in undistributed equity
   of affiliates                       2,304,696     2,626,584    2,928,613

INCOME TAX EXPENSE                       384,990       200,018      401,790
                                       ---------    ----------    ---------

Income before increase in undistributed
   equity of affiliates                1,919,706     2,426,566    2,526,823

Increase in undistributed income
   of affiliates                       1,310,824     1,217,319    1,279,382
                                       ---------    ----------    ---------

   NET INCOME                          3,230,530     3,643,885    3,806,205

Retained earnings, beginning of year  13,790,628    11,587,061    9,057,266
Stock split effected in the form
   of a dividend
Dividends on common stock             (1,532,752)   (1,440,318)  (1,276,410)
                                       -----------  -----------   ----------

Retained Earnings, End of Year       $15,488,406   $13,790,628  $11,587,061
                                       ==========   ==========    ==========

Notes to the Consolidated Financial Statements

Statements of Cash Flows
                                               Years Ended December 31,
                                            2001          2000         1999
                                       ----------------------------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $3,230,530    $3,643,885   $3,806,205
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Undistributed subsidiary income    (1,310,824)   (1,217,319)  (1,279,382)
       Gain on sale of securities         (1,160,235)     (798,563)  (1,127,882)
       Deferred tax (benefit) expense         49,387       (90,608)      10,628
       Decrease (increase) in interest
         receivable                              736          (637)        (168)
       Decrease (increase) in due from
         subsidiary                           52,764       (68,762)       4,393
       Decrease (increase) in other
         receivables                          29,795      (120,414)      81,929
       Increase (decrease) in due to
         subsidiary                                       (176,743)     234,492
       Increase in other liabilities          39,530
       Increase in deferred tax credits       65,537
       Amortization of limited partnership
         investments                         218,804       360,893      121,685
       Gain on sale of land                  (20,537)
                                          ----------     --------    --------

   Net Cash Provided by Operating
      Activities                           1,195,487     1,531,732    1,851,900
                                           -------        -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributed to subsidiary      (6,000,000)
   Proceeds from sales of securities
     available for sale                    2,695,063     2,185,135    3,556,512
   Proceeds from maturity of securities
     available for sale                          298           690        1,987
   Purchase of securities available
     for sale                             (1,273,759)   (1,428,879)  (5,167,543)
   Purchase of other securities                                          (1,500)
   Proceeds from sale of real estate         138,775
   Decrease in loans receivable              194,902        51,983       12,944
                                           ---------      --------    --------

   Net Cash Provided by (Used in)
     Investing Activities                 (4,244,721)      808,929   (1,597,600)
                                          -----------    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt              5,000,000
   Payments on long-term debt               (666,667)
   Increase (decrease) in short-term debt    198,260      (116,739)     116,739
   Decrease in demand obligations payable    (33,692)     (316,043)
   Payments to repurchase common stock       (83,753)     (501,609)     (59,627)
   Proceeds from issuance of common stock    155,250                     61,065
   Dividends paid in cash                 (1,507,418)   (1,419,147)  (1,227,072)
                                          --------        -------      -------

   Net Cash Used in Financing Activities   3,061,980    (2,353,538)  (1,108,895)
                                          --------       ---------     --------

Net Increase (decrease) in Cash and
   Cash Equivalents                           12,746       (12,877)    (854,595)

Cash and Cash Equivalents, Beginning
   of Year                                   176,599       189,476    1,044,071
                                             -----         ------     --------

Cash and Cash Equivalents, End of Year   $   189,345     $ 176,599   $  189,476
                                          =========       ========    ========

Management's Statement of Responsibility

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company's operations and is reliable and relevant to a meaningful appraisal of the Company.

Management has prepared these statements in accordance with Generally Accepted Accounting Principles. Where appropriate, estimates have been used and management has exercised its best judgement in determining these estimates, including consideration of whether the items and amounts will have a material effect on the statements when taken as a whole. All financial information presented in Management's Discussion and Analysis is consistent with the audited financial statements, with the exception of tax equivalency adjustments that were presented to aid in comparative analysis.

Oversight of the financial reporting process is provided by the Audit Committee of the Board of Directors, which consists of five outside directors. This Committee meets regularly, to discuss the scope and schedule of the audit function, review and discuss the adequacy of internal control systems and the financial reporting process. At least annually the committee meets with the internal audit firm and with representatives of the independent public accounting firm to discuss the results of the annual financial statement audit.

The independent public accounting firm of S.B. Hoover & Company, LLP has examined the Company's financial records. The resulting opinion statement, which follows, is based upon knowledge of the Company's accounting systems, as well as on tests and other audit procedures performed in accordance with Generally Accepted Auditing Standards.



Julian D. Fisher                                    Neil W. Hayslett, CPA
President & Chief                                   Vice President & Chief
Executive Officer                                   Financial Officer

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.


January 29,2002
Harrisonburg, Virginia

Other Material Required by Form 10-K

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

    The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities.
FMFS was organized to write title insurance but now provides other financial services to customers of Farmers & Merchants Bank.

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The Bank has continued to experience good loan demand throughout 2001 due to the strong local and national economies. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On December 31, 2001, F & M Bank Corp., the Bank, TEB and FMFS had sixty-three full-time and twenty-eight part-time employees. No one employee devotes full-time services to F&M Bank Corp.

The Company's and the Bank's principal executive office is at 205 South Main Street, Timberville, VA 22853, and its phone number is (540) 896-8941.

Competition

The Bank's offices compete with approximately sixteen financial institutions. These other institutions include state and nationally chartered banks, as well as nationally chartered savings banks. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the town of Bridgewater, the southern portion of Rockingham County and the northwestern portion of Augusta County. The newly acquired offices in Shenandoah County serve the towns of Edinburg and Woodstock and the surrounding areas. Bank competition in the area of all offices is very strong.

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

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. F & M Bank Corp. owns an interest in the Johnson Williams Project in Berryville, Virginia which provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V, VII and Historic Equity Fund I. These funds provide housing for low-income persons throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board. Such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not for the stockholders of F & M Bank Corp.

The information required by Guide 3 has been included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Properties

The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Main Office                             Elkton Branch
205 South Main Street                   127 West Rockingham Street
Timberville, VA 22853                             Elkton, VA 22827

Broadway Branch                                Elkton Plaza Branch
126 Timberway                                          Rt. 33 West
Broadway, VA  22815                               Elkton, VA 22827

Bridgewater Branch                                 Edinburg Branch
100 Plaza Drive                              120 South Main Street
Bridgewater, VA  22812                          Edinburg, VA 22824

Woodstock Branch
161 South Main Street
Woodstock, VA 22664

With the exception of the Edinburg Branch, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all locations, with the exception of the Edinburg Branch.

Through an agreement with Nationwide Money ATM Services the Bank also operates cash only ATMs at seven Food Lion grocery stores, one in Mt. Jackson, VA, three in Harrisonburg, VA and three in Charlottesville, VA.

Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

      Consolidated Balance Sheets at December 31, 2001 and 2000

      Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

      Notes to the Consolidated Financial Statements

      Report of the Independent Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the consolidated financial statements or related notes.

The following exhibits are filed as a part of this report:

      Exhibit No.

       3 i   Restated Articles of Incorporation of F & M Bank Corp.

      3 ii   Amended and Restated Bylaws of F & M Bank Corp.

       21    Subsidiaries of the registrant are attached

       23    Consent of Certified Public Accountant attached


The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 2001.


Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       F & M Bank Corp.
                                       (Registrant)


By:  /s/ Julian D. Fisher                 March 1, 2002
    --------------------------         ----------------------------
    Julian D. Fisher                      Date
    Director, President and Chief
    Executive Officer

By:  /s/ Neil W. Hayslett                 March 1, 2002
    ---------------------------         --------------------
    Neil W. Hayslett                      Date
    Vice President and Chief
    Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date

                                     Director
--------------------------                                ----------------
Thomas L. Cline

/s/ John N. Crist                       Director          March 1, 2002
---------------------------                               ----------------
John N. Crist

/s/ Ellen R. Fitzwater                  Director          March 1, 2002
---------------------------                               ----------------
Ellen R. Fitzwater

/s/ Robert L. Halterman                 Director          March 1, 2002
---------------------------                               ----------------
Robert L. Halterman

/s/ Daniel J. Harshman                  Director          March 1, 2002
--------------------------                                ----------------
Daniel J. Harshman

                                   Director, Chairman
-------------------------                                 ----------------
Lawrence H. Hoover, Jr

/s/ Richard S. Myers                    Director          March 1, 2002
---------------------------                               ----------------
Richard S. Myers

                                        Director
-------------------------                                 ----------------
Michael W. Pugh

                                        Director
----------------------------                              ----------------
Ronald E. Wampler