Form 10-Q
period 2002-03-31
F&M BANK CORP
filed 2002-05-15
CIK 740806

8



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
 March 31, 2002


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      -------------------
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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at March 31, 2002
   ------------------------------------        ------------------------------
Common Stock, par value - $5                              2,438,170 shares

                                F & M BANK CORP.


                                      INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2002 and 2001                                   2

         Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2002 and 2001             4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2002 and 2001                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II  OTHER INFORMATION                                              16

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibit and Reports on Form 8K                                 16


         SIGNATURES                                                     17

Part I   Financial Information
Item 1   Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  3,521    $ 3,371
   Interest on federal funds sold                             32        149
   Interest on interest bearing deposits                     165         15
   Interest and dividends on investment securities           601        620
                                                         -------     ------

   Total Interest Income                                   4,319      4,155
                                                         -------     ------

Interest Expense
   Interest on demand accounts                                74        131
   Interest on savings deposits                              181        235
   Interest on time deposits                               1,367      1,463
                                                         -------     ------

   Total interest on deposits                              1,622      1,829

   Interest on short-term debt                                29        115
   Interest on long-term debt                                287        217
                                                         -------     ------

   Total Interest Expense                                  1,938      2,161
                                                         -------     ------

   Net Interest Income                                     2,381      1,994

Provision for Loan Losses                                     67         31
                                                         -------     ------

   Net Interest Income after Provision for
     Loan Losses                                           2,314      1,963
                                                         -------     ------

Noninterest Income
   Service charges                                           180        150
   Other                                                     137        131
   Security gains                                             81      1,191
                                                         -------     ------

   Total Noninterest Income                                  398      1,472
                                                         -------     ------

Noninterest Expense
   Salaries                                                  678        589
   Employee benefits                                         235        180
   Occupancy expense                                          78         68
   Equipment expense                                          83         72
   Intangibles amortization                                   45         56
   Other                                                     463        360
                                                         -------     ------

   Total Noninterest Expense                               1,582      1,325
                                                         -------     ------

Income before Income Taxes                                 1,130      2,110

   Income Taxes                                              341        684
                                                         -------     ------

   Net Income                                           $    789    $ 1,426
                                                         =======     ======

Per Share Data

   Net Income                                           $    .32    $   .59
                                                         =======     ======

   Cash Dividends                                       $    .16    $   .15
                                                         =======     ======

   Equivalent Shares Outstanding                       2,437,854  2,432,419
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31, December 31,
       ASSETS                                           2002        2001
                                                    ------------ -----------


Cash and due from banks                               $  4,724    $  5,364
Federal funds sold                                       2,357
Interest bearing deposits in banks                      21,464      14,199
Securities held to maturity (note 2)                     1,881       1,883
Securities available for sale (note 2)                  51,517      58,252
Other investments                                        4,832       3,852

Loans, net of unearned discount (note 3)               185,363     176,625
   Less allowance for loan losses (note 4)              (1,339)     (1,288)
                                                       --------    --------

   Net Loans                                           184,024     175,337

Other real estate                                          572         567
Bank premises and equipment                              4,457       4,412
Interest receivable                                      1,646       1,541
Goodwill (note 5)                                        2,639       2,639
Deposit intangibles (note 5)                             2,485       2,529
Bank owned life insurance (note 6)                       2,150
Other assets                                             1,810       2,098
                                                       -------     -------

   Total Assets                                       $286,558    $272,673
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 27,412    $ 25,741
   Interest bearing
     Demand                                             31,040      29,735
     Savings deposits                                   39,582      34,787
     Time deposits                                     115,312     118,016
                                                       -------     -------

   Total Deposits                                      213,346     208,279

Short-term debt                                          9,263      10,696
Long-term debt                                          29,886      20,983
Accrued expenses                                         5,005       4,118
                                                       -------     -------

   Total Liabilities                                   257,500     244,076
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,438,170 and
   2,438,563 shares issued and outstanding
   in 2002 and 2001, respectively                       12,191      12,193
Surplus                                                    520         525
Retained earnings                                       15,889      15,488
Accumulated other comprehensive income                     458         391
                                                       -------     -------

   Total Stockholders' Equity                           29,058      28,597
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $286,558    $272,673
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                       ----------  ----------


Balance, beginning of period                           $ 28,597    $ 27,198

Comprehensive Income:
   Net income for period                                    789       1,426

   Net change in unrealized appreciation on
   investment securities available for sale,
   net of taxes                                              67        (170)
                                                        -------     -------

   Total comprehensive income                               856       1,256

Repurchase of common stock                                   (7)        (37)

Dividends declared                                         (388)       (365)
                                                        --------    -------

Balance, end of period                                 $ 29,058    $ 28,052
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                          $    789    $  1,426
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                          83          66
       Amortization of security premiums                     32           1
       Provision for loan losses                             68          31
       Intangibles amortization                              44          56
       Increase in interest receivable                     (105)       (146)
       (Decrease) increase in other assets               (1,876)        342
       Increase in accrued expenses                         887         207
       Gain on security transactions                        (81)     (1,191)
       Losses on limited partnership investments             70          98
                                                        -------     -------

   Net adjustments                                         (878)       (536)
                                                        --------    -------

   Net Cash Provided by (Used in) Operating
     Activities                                             (89)        890
                                                        --------    -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale            (7,503)    (11,055)
   Proceeds from sales of investments available
     for sale                                               441       2,435
   Proceeds from maturity of investments available
     for sale                                            12,874       5,362
   Proceeds from maturity of investments held
     to maturity                                                        110
   Net increase in loans                                 (8,755)    (11,401)
   Purchase of property and equipment                      (128)       (864)
   Change in federal funds sold                          (2,357)    (30,213)
   Net increase in interest bearing bank deposits        (7,265)     (1,014)
   Purchase loan and deposit accounts from
     First Union                                                     (5,470)
                                                        -------     -------

   Net Cash Used in Investing Activities                (12,693)    (52,110)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            7,771      17,581
   Net (increase) decrease in time deposits              (2,704)     29,839
   Net increase (decrease) in short-term debt            (1,433)        697
   Cash dividends paid                                     (388)       (365)
   Repurchases of common stock                               (7)        (37)
   Additional long-term debt                             10,000       5,000
   Repayment of long-term debt                           (1,097)       (869)
                                                        --------    -------

   Net Cash Provided by Financing Activities             12,142      51,846
                                                        -------     -------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                             (640)        626

Cash and Cash Equivalents, Beginning of Period            5,364       3,808
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  4,724    $  4,434
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,980    $  2,125

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and March 31, 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of the F & M Bank Corp.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2002 and December 31, 2001 follows:

                                         2002                 2001
                                 ------------------    ------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    113     $    110  $    114
          Other securities          1,771     1,837        1,773     1,830
                                  -------   -------      -------  --------

            Total                $  1,881  $  1,950     $  1,883  $  1,944
                                  =======   =======      =======   =======



                                        2002                  2001
                                --------------------    ---------------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 23,369  $ 23,110     $ 29,428  $ 29,097
          Equity securities        10,720    10,747       10,500    10,683
          Mortgage-backed
            securities              7,018     6,969        7,921     7,853
          Other securities         10,410    10,009       10,403    10,012
                                  -------   -------      -------  --------

            Total                $ 51,517  $ 50,835     $ 58,252  $ 57,645
                                  =======  ========      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                        March 31,  December 31,
                                                          2002        2001
                                                       ----------  ----------

          Real Estate
            Construction                                $ 6,587   $  5,521
            Mortgage                                    112,312    105,305
          Commercial and agricultural                    41,143     41,256
          Consumer                                       23,965     23,106
          Credit cards                                    1,282      1,348
          Other                                              74         89
                                                         ------   --------

            Total                                     $ 185,363   $176,625
                                                       ========   ========


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                          2002       2001
                                                       ----------  --------


          Balance, beginning of period                  $ 1,289   $  1,108
          Provisions charged to operating expenses           67         31
          Allowance established for loans purchased                     84
          Net (charge offs) recoveries
            Loan recoveries                                  26         23
            Loan charge-offs                                (43)       (34)
                                                         -------  ---------

            Total Net (Charge-offs) Recoveries              (17)       (11)
                                                         -------  ---------

            Balance, End of Period                      $ 1,339      1,212
                                                         ======   ========

          Components of net (charge-offs) recoveries:
              Real Estate                               $         $      1
              Commercial                                      6
              Consumer                                      (23)       (12)
                                                         -------  ---------

                                                        $   (17)       (11)
                                                         =======  =========

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    GOODWILL AND CORE DEPOSIT INTANGIBLE

   During the first quarter of 2002, the Company completed an assessment of the Financial Accounting Standards Board (FASB) Statement 141 "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets." As a result of this review management determined that a portion of its acquisition costs related to the two Shenandoah County branches should be considered Goodwill. The remaining portion of these acquisition costs have been identified as a Core Deposit Intangible (CDI).

   Under the new accounting standards, goodwill will be tested periodically for impairment, but will not be subject to regular amortization expense. As of March 31, 2002, there is no impairment to goodwill. The CDI will continue to be amortized on a straight-line basis over a 15 year period.

NOTE 6    BANK OWNED LIFE INSURANCE (BOLI)

   The Company's subsidiary bank has obtained single-premium whole-life insurance policies on several of its senior executives. The Bank is both owner and beneficiary of the policies. Under regulatory guidelines there are four primary purposes for which a Bank may purchase life insurance: (i) key-person insurance, (ii) insurance on borrowers, (iii) insurance purchased in connection with employee compensation and benefit plans, and (iv) insurance taken as security for loans.

   The Bank currently offers a variety of benefit plans to all full time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. In order to attract and retain good employees, the Bank has determined that the additional benefits offered are necessary.

   To help offset the growth in these costs, the Bank decided to enter into the BOLI contracts. Dividends received on these policies are tax-deferred and the death benefits under the policies is tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term assets which the Bank could obtain.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

     Interest rates stabilized following the Federal Reserve's last rate cut in late 2001. The Company's net interest margin began to recover in the first quarter of 2002 as rate sensitive liabilities (primarily time deposits) repriced at much lower rates. Deposits grew $5,067,000 during the quarter, with all the growth in demand and savings deposits. Time deposits decreased $2,704,000, as customers appear to prefer more liquid deposits in this low-rate environment.

     Loans grew rapidly in the first quarter, increasing a total of $8,738,000. This level of growth is unusual as the first quarter is often a low growth period. Most of the growth came from an increase in real estate secured loans, both for residential and commercial purposes.

     Income from operations, exclusive of securities transactions and net of income taxes, increased $96,000. Net income including securities transactions decreased $637,000 as a result of a decrease of $733,000 in net after tax security gains realized.

Results of Operations

     The dollar amount of the tax equivalent net interest margin increased $377,000 or 18.44% in the first quarter of 2002 compared to the first quarter of 2001. The yield on earning assets decreased 1.18%, while the cost of funds on interest bearing liabilities decreased 1.38%. These decreases are the result of a general decline in market rates. The dollar value of the increase in the net interest margin also improved because of the growth in the balance sheet (ie. volume increase) as average earning assets increased $45,126,000 over the prior year.

     Noninterest income decreased $1,074,000 in the first three months of 2002. Exclusive of securities transactions, other noninterest income increased $36,000 or 12.81%. The increase was primarily the result of increased service charges on deposit accounts. Approximately half of the additional noninterest income came from the two Shenandoah County offices, which were only owned for one month of the comparable quarter in 2001.

     Noninterest expense increased $257,000 (19.39%). Salaries and benefits accounted for $144,000 of this total. This increase was caused by a combination of normal salary increases, a substantial increase in the cost of group insurance and a full quarter of expenses related to the staffing of the two acquired offices. The remaining increase is made up of increases in a number of areas, including: correspondent bank fees, courier fees, data processing fees, ATM processing fees, all of which increased due to greater volumes relating to normal growth and the acquired branches. Telephone expense increased $26,000, but is primarily the result of large credits received in the prior year related to rate base adjustments.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at their amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2002, the market value of all securities available for sale exceeded their amortized cost by $682,000. This excess is the result of increases in the value of debt securities held by the bank, net of decreases in the value of equity securities held by the parent. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Securities (Continued)



   Investments in securities decreased $7,740,000 in the first quarter of 2002 with proceeds used to support loan growth. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Recent purchases of debt securities have been a blend of short-term United States Treasury obligations and longer term mortgage-backed securities. Of the investments in securities available for sale, 20.81% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for income taxation purposes. The Company believes these investments offer adequate returns and have the potential for significant increases in value.

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

    The allowance for loan losses (see subsequent section) provides for the risk that borrowers will be unable to repay their obligations and is reviewed quarterly for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is primarily based on the strength of the local economy.

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). Recently a mild strain of Avian Influenza has been discovered in the Shenandoah Valley. Several of the Bank's customers have been affected by the contamination. Their flocks have been destroyed and after clean-up is complete, the poultry houses will have to set idle for a number of weeks. Although the Bank does not anticipate any losses as a result of this outbreak, it is likely that the terms of some loans may have to be modified or payments extended in the short-term. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

   The first three months of 2002 resulted in an $8,738,000 increase in the loan portfolio. As stated previously, this level of growth in the first quarter is unusual. Although loan demand has been strong in most of the Bank's markets, much of the growth came from several large commercial real estate loans.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $806,000 at March 31, 2002 compared to $1,096,000 of loans at December 31, 2001. Approximately 80% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment. The Company had $684,000 of restructured loans at March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Loan Portfolio (Continued)

   As of March 31, 2002 the Company held $265,000 of real estate that was acquired through foreclosure. The property will be placed on the market during the second quarter of 2002. No losses are anticipated at this time.

   Allowance for Loan Losses

   Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial position. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management also evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

   In evaluating the adequacy of the allowance, loans are segregated into a variety of pools including: substandard, watch and past due over 90 days (by type). Each of these pools is assigned loss potentials based on industry standards or management estimates. The remainder of the portfolio is segregated by loan type. Potential losses on these pools are evaluated based on historic loss rates and are adjusted due to inherent uncertainties within the portfolio. Finally loss percentages are assigned to loan commitments. The Board of Directors of the Bank reviews and approves the allowance on a quarterly basis.

     All potential losses are evaluated within a range of low to high. The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

     The allowance for loan losses of $1,339,000 at March 31, 2002 is equal to ..72% of total loans. This compares to an allowance of $1,289,000 (.73%) at December 31, 2001. Peer group reserves were 1.29% based on the most recently available public information.

     Loan losses, net of recoveries, total $17,000 through one quarter of 2002. This is equivalent to an annualized loss rate of .04%. In recent years the company has had an average loss rate of .07% which is approximately one-third the loss rate of its peer group. Based on its excellent loss history, high percentage of loans secured by real estate, conservative lending philosophy and the strong local economy, management believes the allowance is adequate to absorb reasonably estimated credit losses within the portfolio.

     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of March 31, 2002 and December 31, 2001:


                       March 31, 2002                       December 31, 2001
                       --------------                       -----------------

                       Percentage                            Percentage
   Loan        Allowance     of     Percentage of   Allowance      of       Percentage of
   Type       Allocation  Allowance  Total Loans   Allocation  Allowance     Total Loans




Commercial     $  455         34%       22%        $  451         35%            23%
Mortgage          335         25%       64%           323         25%            63%
Consumer          495         37%       16%           451         35%            14%
Unallocated       540          4%        0%            64          5%             0%
                -----       ----       ----         -----        ----           ---

   Totals      $1,339        100%      100%        $1,289        100%           100%


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

   Allowance for Loan Losses (Continued)

     Commercial loans carry a high percentage of the allowance as these loans tend to be more sensitive to changes in economic conditions and generally show losses earlier than consumer and mortgage lending. Mortgage lending carries a lower percentage of the allowance as losses on these types of loans have shown a lower loss rate in previous periods and tend to be well collateralized. Consumer and credit card losses tend to have a loss rate that is reflective both of the current economy and the levels of collateral required by the lender and have been the highest source of losses in prior periods.

   The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit related commitments and other financial instruments. The overall level of the allowance is well below peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

   The provision for credit losses and changes in the allowance for loan losses are shown in Note 4, Page 7.

        Deposits and Long-Term Debt

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 9.50% in the first quarter of 2002. While time deposits decreased slightly, all other deposit types increased during the quarter. The Bank has advertised a free checking account, but has not offered any other deposit promotions during the first quarter. The growth appears to be a result of accounts gained from larger institutions and customer funds being held short-term due to low rates of interest and stock market volatility.

   Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $763,000 in the first quarter of the year. An additional $10,000,000 was borrowed in during the quarter at an average rate of 4.62%. Two $5,000,000 borrowings make up the total and each was a fixed rate obligation with a five year term. Proceeds were used to fund longer-term real estate loans.

   As part of the approval process for the new branches acquisition, F & M Bank Corp. was required to contribute $6,000,000 million into Farmers & Merchants Bank as an equity contribution. To fund this contribution, F & M Bank Corp. borrowed the $4,000,000 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333. The loan is collateralized by $6,000,000 million of marketable securities and carries an interest rate of LIBOR + 1.10%. On September 30, 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation.

   Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2001, the Company's total risk based capital and total capital to total average assets ratios were 14.32% and 8.89%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2002 and management has no reason to believe this increased level of dividends will not continue.

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

   Interest Rate Sensitivity

   As a result of the branch acquisitions in 2001 and continued growth in deposits in 2002, the liquidity position at March 31, 2002 remains very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a five to ten year periods and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

   There are no off-balance-sheet items that will impair future liquidity.

   Table II (page 15) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2002.

   As of March 31, 2002, the Company had a cumulative Gap Rate Sensitivity Ratio of (9.57%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (Dollar Amounts in Thousands)


                                  Three Months Ended                 Three Months Ended
                                     March 31, 2002                    March 31, 2001
                              --------------------------        --------------------------------

                           Average         Income/              Average      Income/
                          Balance 2        Expense   Rates     Balance 2     Expense       Rates


Interest Income
   Loans1                  $181,472       $ 3,533     7.90%     $ 156,366     $3,381       8.77%
   Federal funds sold         7,806            32     1.66         11,366        149       5.32
   Interest bearing
     deposits                18,035           165     3.71          1,323         15       4.60
   Investments
     Taxable 3               37,526           499     5.32         31,090        507       6.52
     Partially taxable 2,3   10,747           130     4.84         10,315        153       5.93
                            -------       -------     -----      --------     ------      -----

   Total Earning Assets     255,586         4,359     6.92        210,460      4,205       8.10
                            -------        ------     ----       --------      -----     ------

Interest Expense
   Demand deposits           30,312            74      .99         23,931        129       2.19
   Savings                   36,889           181     1.99         28,316        236       3.38
   Time deposits            116,442         1,367     4.76         97,987      1,464       6.06
   Short-term debt            9,139            29     1.29          8,940        115       5.22
   Long-term debt            24,945           287     4.67         16,574        217       5.31
                             ------        ------     ----         ------      -----      ------

   Total Interest
     Bearing
     Liabilities           $217,727         1,938     3.61      $ 175,748      2,161       4.99
                           ========        ------     ----       ========      -----      ------

   Net Interest Margin 1                  $ 2,421                             $2,044
                                           ======                              =====

   Net Yield on Interest
     Earning Assets                                   3.84%                                3.94%
                                                      ====                                ======



   1 Interest income on loans includes loan fees

   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2002
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial         $27,000  $ 2,265 $ 11,242  $    675 $       $ 41,182
     Installment            200      891   21,641     1,268           24,000
     Real estate         12,709   11,764   58,312    36,114          118,899
     Credit cards         1,282                                        1,282
   Interest bearing
     bank deposits       20,245    1,219                              21,464
   Investment securities          11,648   28,383     2,647  15,552   58,230
   Federal funds sold     2,357                                        2,357
                         ------   ------  -------   -------  -----   -------

   Total                 63,793   27,787  119,578    40,704  15,552  267,414
                         ------   ------  -------   -------  ------  -------

Sources of Funds

   Interest bearing
     demand                        9,349   17,577     4,114           31,040
   Savings deposits                7,916   23,749     7,917           39,582
   Time deposits
     $100,000 and over    4,851    7,516    3,976                     16,343
   Other time deposits   19,260   51,199   28,510                     98,969
   Short-term borrowings  9,263                                        9,263
Long-term debt            1,810    6,002   21,431       643           29,886
                         ------   ------  -------   -------  -----   -------

   Total                 35,184   81,982   95,243    12,674          225,083
                         ------   ------  -------   -------  -----   -------

Discrete Gap             28,609  (54,195)  24,335    28,030  15,552   42,331

Cumulative Gap           28,609  (25,586)  (1,251)   26,779  42,331

Ratio of Cumulative Gap
   to Total Earning
   Assets                10.70%    (9.57)%   (.47)%   10.01%  15.83%

     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2002. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1998 Form 10-KSB filed March 31, 1999.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2002.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    F & M BANK CORP.



                                    /s/ JULIAN D. FISHER
                                    -----------------------------------
                                    Julian D. Fisher
                                    President and Chief Executive Officer


                                    /s/NEIL W. HAYSLETT
                                    ---------------------------------
                                    Neil W. Hayslett
                                    Vice President and Chief Financial
                                       Officer




Date:   May 14, 2002
      ------------------