Form 10-Q
period 2002-06-30
F&M BANK CORP
filed 2002-08-13
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
   June 30, 2002                                                    -------


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      -------------------
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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at June 30, 2002
   ------------------------------------         -----------------------------
   Common Stock, par value - $5                           2,423,878 shares

                                F & M BANK CORP.

                                      INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2002 and 2001                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2002 and 2001                                    3

         Consolidated Balance Sheets - June 30, 2002 and
         December 31, 2001                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2002 and 2001                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


PART II  OTHER INFORMATION                                              17

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibit and Reports on Form 8K                                 17


         SIGNATURES                                                     18

Part I      Financial Information
Item 1      Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Six Months Ended
                                                             June 30,
                                                          2002       2001
                                                         ------     ------
Interest Income
   Interest and fees on loans                         $    7,230 $    6,952
   Interest on federal funds sold                             47        486
   Interest on interest bearing deposits                     280         67
   Interest and dividends on investment securities         1,252      1,215
                                                       ---------  ---------

   Total Interest Income                                   8,809      8,720
                                                       ---------  ---------

Interest Expense
   Interest on demand accounts                               156        262
   Interest on savings deposits                              367        483
   Interest on time deposits                               2,628      3,156
                                                       ---------  ---------

   Total interest on deposits                              3,151      3,901

   Interest on short-term debt                                56        198
   Interest on long-term debt                                624        516
                                                       ---------  ---------

   Total Interest Expense                                  3,831      4,615
                                                       ---------  ---------

Net Interest Income                                        4,978      4,105

Provision for Loan Losses                                    174         69
                                                       ---------  ---------

Net Interest Income after Provision for Loan Losses        4,804      4,036
                                                       ---------  ---------

Noninterest Income
   Service charges                                           360        316
   Other                                                     341        278
   Security gains                                            452      1,284
                                                       ---------  ---------

   Total Noninterest Income                                1,153      1,878
                                                       ---------  ---------

Noninterest Expense
   Salaries                                                1,364      1,215
   Employee benefits                                         450        348
   Occupancy expense                                         156        145
   Equipment expense                                         170        159
   Intangibles amortization                                   89        114
   Other                                                     926        778
                                                       ---------  ---------

   Total Noninterest Expense                               3,155      2,759
                                                       ---------  ---------

Income before Income Taxes                                 2,802      3,155

Provision for Income Taxes                                   852        998
                                                       ---------  ---------

Net Income                                            $    1,950 $    2,157
                                                       =========  =========

Per Share Data

   Net Income                                         $      .80 $      .89
                                                       =========  =========

   Cash Dividends                                     $      .32 $      .31
                                                       =========  =========

   Equivalent Shares Outstanding                       2,433,377  2,431,818
                                                      ========== ==========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          2002       2001
                                                         ------     ------

Interest Income
   Interest and fees on loans                         $    3,709  $   3,581
   Interest on federal funds sold                             15        337
   Interest on interest bearing deposits                     115         52
   Interest and dividends on investment securities           651        595
                                                       ---------   --------

   Total Interest Income                                   4,490      4,565
                                                       ---------   --------

Interest Expense
   Interest on demand deposits                                82        131
   Interest on savings accounts                              186        248
   Interest on time deposits                               1,261      1,693
                                                       ---------   --------

   Total interest on deposits                              1,529      2,072

   Interest on short-term debt                                27         83
   Interest on long-term debt                                337        299
                                                       ---------   --------

   Total Interest Expense                                  1,893      2,454
                                                       ---------   --------

Net Interest Income                                        2,597      2,111

Provision for Loan Losses                                    107         38
                                                       ---------   --------

Net Interest Income after Provision for Loan Losses        2,490      2,073
                                                       ---------   --------

Noninterest Income
   Service charges                                           180        166
   Other                                                     204        147
   Security gains                                            371         93
                                                       ---------   --------

   Total Noninterest Income                                  755        406
                                                       ---------   --------

Noninterest Expense
   Salaries                                                  686        626
   Employee benefits                                         215        168
   Occupancy expense                                          78         77
   Equipment expense                                          87         87
   Intangibles amortization                                   44         58
   Other                                                     463        418
                                                       ---------   --------

   Total Noninterest Expense                               1,573      1,434
                                                       ---------   --------

Income before Income Taxes                                 1,672      1,045

Provision for Income Tax                                     511        314
                                                       ---------   --------

Net Income                                            $    1,161  $     731
                                                       =========   ========

Per Share Data

   Net Income                                         $      .48  $     .30
                                                       =========   ========

   Cash Dividends                                     $      .16  $     .16
                                                       =========   ========

   Equivalent Shares Outstanding                       2,429,733  2,431,223
                                                      ==========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           2002        2001
                                                       ------      ------

Cash and due from banks                               $  4,909    $  5,364
Interest bearing deposits in banks                       6,474      14,199
Securities held to maturity (note 2)                     1,880       1,883
Securities available for sale (note 2)                  59,067      58,252
Other investments                                        4,935       3,852

Loans, net of unearned discount (note 3)               200,472     176,625
   Less allowance for loan losses (note 4)              (1,424)     (1,288)
                                                       --------    -------

   Net Loans                                           199,048     175,337

Bank premises and equipment                              4,442       4,412
Other real estate                                          593         567
Interest receivable                                      1,709       1,541
Goodwill (note 5)                                        2,639       2,639
Deposit intangibles (note 5)                             2,440       2,529
Bank owned life insurance (note 6)                       2,226
Other assets                                             2,161       2,098
                                                       -------    --------

   Total Assets                                       $292,523    $272,673
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 28,529    $ 25,741
   Interest bearing
     Demand                                             31,327      29,735
     Savings deposits                                   39,299      34,787
     Time deposits                                     115,113     118,016
                                                       -------     -------

   Total Deposits                                      214,268     208,279

Short-term debt                                         11,196      10,696
Long-term debt                                          33,076      20,983
Accrued expenses                                         5,054       4,118
                                                       -------     -------

   Total Liabilities                                   263,594     244,076
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,423,878 and 2,438,563
   shares issued and outstanding in 2002 and 2001,
   respectively                                         12,119      12,193
Surplus                                                    306         525
Retained earnings                                       16,660      15,488
Accumulated other comprehensive income (loss)             (156)        391
                                                       --------    -------

   Total Stockholders' Equity                           28,929      28,597
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $292,523    $272,673
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2002       2001
                                                         ------     ------
Cash Flows from Operating Activities:
   Net income                                          $  1,950    $  2,157
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         170         141
       Amortization of security premiums                     56          11
       Gain on security transactions                       (452)     (1,284)
       Income from life insurance investment                (54)
       Provision for loan losses                            174          69
       Increase in interest receivable                     (168)        (10)
       Decrease in other assets                              67         235
       Intangibles amortization                              89         122
       Increase (decrease) in accrued expenses              330        (248)
       Losses on limited partnership investments            140         196
                                                        -------     -------

   Total Adjustments                                        352        (768)
                                                        -------     -------

   Net Cash Provided by Operating Activities              2,302       1,389
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             3,322       2,685
   Proceeds from maturity of investments available
     for sale                                            13,548      15,857
   Proceeds from maturity of investments held
     to maturity                                                        110
   Purchase of investments available for sale           (18,605)    (13,607)
   Purchase of investments held to maturity                         (19,990)
   Change in federal funds sold                                         826
   Net increase in loans                                (23,884)    (16,886)
   Purchase of property and equipment                      (200)     (1,015)
   Net change in interest bearing bank deposits           7,725     (13,675)
   Purchase of goodwill                                              (5,470)
   Purchase of life insurance                            (2,172)
                                                        -------     -------

   Net Cash Used in Investing Activities                (20,266)    (51,165)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            8,892      17,058
   Net increase (decrease) in time deposits              (2,903)     29,653
   Net increase (decrease) in short-term debt               500        (519)
   Repurchase of common stock                              (293)        (51)
   Repayment of long-term debt                           (2,907)     (1,905)
   Proceeds from long-term debt                          15,000       7,000
   Payment of dividends                                    (780)       (730)
                                                        --------    -------

   Net Cash Provided by Financing Activities             17,509      50,506
                                                        -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       (455)        730

Cash and Cash Equivalents, Beginning of Period            5,364       3,808
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  4,909    $  4,538
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  3,931    $  4,604
     Income taxes                                           400         750

Noncash Transaction
   In 2002, the Company bought an additional investment in low income housing. The cost was $750,000, all of which was financed.

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                          Six Months Ended
                                                              June 30,
                                                          2002       2001
                                                         ------     ------

Balance, beginning of period                           $ 28,597    $ 27,198

Comprehensive Income:
   Net income                                             1,950       2,157

   Net change in unrealized appreciation on securities
     available for sale, net of taxes                      (547)        167
                                                        --------    -------

     Total comprehensive income                           1,403       2,324

Repurchase of common stock                                 (293)        (51)

Dividends declared                                         (778)       (754)
                                                        --------    -------

Balance, end of period                                 $ 28,929    $ 28,717
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the six and three month periods ended June 30, 2002 and June 30, 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values are as follows:

                                       June 30              December 31,
                                        2002                  2001
                                       ------                ------
                                            Market                 Market
                                   Cost      Value        Cost      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    112     $    110  $    114
          State and municipal
          Other securities          1,770     1,833        1,773     1,830
                                  -------   -------      -------   -------

            Total                $  1,880  $  1,945     $  1,883  $  1,944
                                  =======   =======      =======   =======


                                      June 30,              December 31,
                                        2002                  2001
                                       ------                ------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 33,513  $ 33,085     $ 29,428  $ 29,097
          Equity securities         8,816     9,920       10,500    10,683
          Mortgage-backed
            securities              6,324     6,296        7,921     7,853
          Other securities         10,414    10,005       10,403    10,012
                                  -------   -------      -------   -------

            Total                $ 59,067  $ 59,306     $ 58,252  $ 57,645
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30, December 31,
                                                          2002       2001
                                                         ------     ------
          Real Estate
            Construction                                $ 8,284   $  5,521
            Mortgage                                    119,325    105,305
          Commercial and agricultural                    47,686     41,256
          Installment loans to individuals               23,861     23,106
          Credit cards                                    1,258      1,348
          Other                                              58         89
                                                         ------    -------

            Total                                       $200,472  $176,625
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses follows:

                                         Six Months Ended  Three Months Ended
                                             June 30,           June 30,
                                          2002     2001      2002     2001
                                         ------   ------    ------   ------

          Balance, beginning of period   $1,288  $ 1,108    $1,338  $ 1,212
          Provisions charged to operating
            expenses                        174       69       107       38
          Other Adjustments                           84
          Net (charge offs) recoveries
            Loan recoveries                  55       35        29       12
            Loan charge-offs                (93)     (49)      (50)     (15)
                                          ------  ------     ------  ------

            Total Net Charge-offs*          (38)     (14)      (21)      (3)
                                          ------  ------     ------  ------

            Balance, End of Period       $1,424  $ 1,247    $1,424  $ 1,247
                                          =====   ======     =====   ======

          Components of net charge-offs:
              Real estate - Mortgages    $       $     1    $       $
              Commercial                                        (6)
              Installment loans to
                individuals                 (38)     (15)      (15)      (3)
                                          ------  ------     ------  ------

            Total                        $  (38) $   (14)   $  (21) $    (3)
                                          ======  ======     ======  ======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    GOODWILL AND CORE DEPOSIT INTANGIBLE

    During the first quarter of 2002, the Company completed an assessment of the Financial Accounting Standards Board (FASB) Statement 141 "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets." As a result of this review management determined that a portion of its acquisition costs related to the two Shenandoah County branches should be considered Goodwill. The remaining portion of these acquisition costs has been identified as a Core Deposit Intangible (CDI).

    Under the new accounting standards, Goodwill will be tested periodically for impairment, but will not be subject to regular amortization expense. As of June 30, 2002, there is no impairment to Goodwill. The CDI will continue to be amortized using the straight-line method over a fifteen year period.

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

    The Bank currently offers a variety of benefit plans to all full time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. In order to attract and retain good employees, the Bank has determined that the benefits offered are necessary.

    To help offset the growth in these costs, the Bank decided to enter into the BOLI contracts. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term assets which the Bank could obtain.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations


Overview

    The Company's net interest margin continued its recovery in the second quarter of 2002. Due to relatively short average maturities, rate sensitive liabilities (primarily time deposits) continued to reprice at much lower levels. Deposits have increased $5,989,000 in the first six months of 2002. However, customers appear to favor more liquid savings and interest bearing demand accounts as time deposits decreased $2,903,000.

    The loan portfolio has grown quickly, with the year to date increase totaling $23,847,000 or 13.5%. Most of the growth came from a broad variety of real estate loans, both residential and commercial.

    Year to date income from operations, exclusive of securities gains and net of income taxes, increased $355,000 or 27.8%. Net income, including securities transactions decreased, $207,000, resulting from a $552,000 decrease in net after tax securities gains realized.

Results of Operations - Six Months Ending June 30, 2001

    The tax equivalent net interest margin increased $857,000 or 20.4% compared to the same period in 2001. The yield on earning assets decreased .91%, while the cost of funds decreased 1.30% compared to the same period of 2001. These decreases resulted from market rates of interest stabilizing in 2002 following the aggressive rate cutting by the Federal Reserve in 2001. This stability contributed to the improved net interest margin as rate sensitive liabilities have repriced in greater volumes throughout the first six months of 2002. The net interest margin increased from 3.71% in the first half of 2001 to 3.91% in 2002. In addition to the improvements resulting from asset/liability repricing, the margin improved as a result of greater balance sheet leverage. Higher rated earning assets (primarily loans) have increased substantially, with funding coming from a reduction in lower yielding federal funds sold. A schedule of the net interest margin for 2002 and 2001 is shown on page 15 as Table 1.

    Noninterest income decreased $725,000 in the first six months of 2002. Exclusive of securities transactions, other noninterest income items increased $107,000. Service charges on deposit accounts increased $44,000, primarily due to the 2001 acquisition of the two branches in Shenandoah County and an increase in overdraft fees collected throughout all branches. Other noninterest income increased $63,000. Most of this increase came from earnings on life insurance policies owned by the bank (see note 6).

    Noninterest expense increased $396,000 or 14.3% for the period, however, noninterest expense expressed as a percentage of total assets decreased from 2.19% to 2.16% compared to the first six months of 2001. $251,000 of the increase in expenses can be attributed salaries and employee benefits. Compared to the prior year this increase includes normal salary increases, a full six months of expenses for the Shenandoah County offices, (versus four months in 2001) and an increase in group health insurance premiums of approximately 40%.

Result of Operations - Quarter Ending June 30, 2002

    Net income for the quarter ending June 30, 2002 increased $430,000 compared to the same quarter in 2001 while net interest income increased $480,000 over 2001 amounts. As stated above, interest bearing liabilities have repriced downward much faster than the change in interest bearing assets. During 2001, declining rates and significant amounts of short-term funds resulting from the assumption of First Union branch deposits put a strain on the net interest margin. Throughout 2002, as time deposits have matured and repriced at lower levels and loans have increased to absorb the excess short term investments, the margin has steadily improved. The tax equivalent net interest margin increased forty-two basis points, from 3.56% in the second quarter of 2001 to 3.98% in 2002.

    Noninterest income increased $349,000, with $278,000 of the increase coming from additional securities gains realized. All other noninterest income, including service charges on deposit accounts increased by $71,000 or 22.7% over 2001. This increase included increases in ATM and debit card exchange income, commissions on insurance sales and returns on bank owned life insurance policies.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

Noninterest expense increased $139,000, or 9.7%. Of this amount, $107,000 relates to increases in salaries and benefits. These increases come from the previously mentioned group health insurance premiums, normal salary increases and additional staffing for investment sales and the accounting department.

Financial Condition

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a part of other comprehensive income. As of June 30, 2002, the amortized cost of all securities available for sale exceeded their market value by $239,000 ($156,000 after the consideration of income taxes). Unrealized losses on equity securities are partially offset by unrealized gains on the Bank's bond portfolio. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect these fluctuations in value to have a direct impact on earnings.

    Investments in debt securities were relatively stable in the first six months of 2002. Opportunities for investments in the bond portfolio at favorable rates have been limited due to falling rates and economic uncertainties. The Bank continues to invest in relatively short-term maturities in its bond portfolio due to uncertainty in the direction of rates. This philosophy allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years. Of the investments in securities available for sale, 14.9% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have historically resulted in significant increases in value.

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

    The allowance for loan losses (see subsequent section) provides for the risk that borrowers will be unable to repay their obligations and is reviewed quarterly for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies, and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies.

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In March 2002, a mild strain of Avian Influenza (AI) was discovered in the Shenandoah Valley. Several of the Bank's customers have been affected by the contamination. Their flocks were destroyed; poultry houses cleaned and allowed to set idle for several weeks. All have since been returned to production. Although the Bank does not anticipate any losses as a result of this outbreak of AI, it has been necessary, in some cases to extend additional operating funds and/or modify payment terms in the short-term. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

Loan Portfolio (Continued)

   The first six months of 2002 resulted in an increase of $23,846,000 in loans outstanding. This level of growth is unprecedented for the Bank. Although loan demand has been strong in most of the Bank's offices, much of the growth came from several large commercial real estate loans.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Nonperforming loans totaled $1,090,000 at June 30, 2002 compared to $1,096,000 at December 31, 2001. Approximately 85% of these nonperforming loans are secured by real estate. Although the potential exists for some loan losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

   As of June 30, 2002, the Company held $286,000 of real estate that was acquired through foreclosure. The property is currently listed with a realtor for sale and the bank does not anticipate any loss at this time.

Allowance for Loan Losses

    Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial position. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed.

    In evaluating the adequacy of the allowance, loans are segregated into a variety of pools including: substandard, watch list and past due over 90 days (by type). Each of these pools is assigned loss potentials based on industry standards or management estimates. The remainder of the portfolio is segregated by loan type. Potential losses on these pools are evaluated based on historic loss rates and are adjusted due to inherent uncertainties within the portfolio. Finally, loss percentages are assigned to loan commitments. The Board of Directors of the Bank reviews and approves the allowance on a quarterly basis.

    The provision for loan losses and changes in the allowance for loan losses are shown in note 4, page 8.

    The allowance for loan losses of $1,424,000 at June 30, 2002 was up $136,000 from its level at December 31, 2001. The allowance was equal to .71% and .73% of total loans at June 30, 2002 and December 31, 2001, respectively. Although management has increased its monthly funding of the reserve to $35,000 due to the rapid growth in the portfolio, the overall level of the allowance is well below peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses is adequate to absorb estimated losses in the current portfolio.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)

Deposits and Long-Term Debt

    The Company's main source of funding is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits increased $5,989,000 during the first half of 2002. Certificates of deposit decreased $2,903,000 during this period. Demand deposits, interest and noninterest bearing, increased a total of $8,892,000, compared to December 31, 2001. Management believes this increase resulted from frequent advertising of its free checking account and accounts gained from BB&T following its takeover of the local F&M Bank branches.

    Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $2,907,000 in the first half of the year. An additional $15,000,000 was borrowed in 2002 at an average rate of 4.54%. Final maturity of this obligation is seven years.

    As part of the approval process for the acquisition of new branches, F & M Bank Corp. was required to contribute $6,000,000 million into Farmers & Merchants Bank as additional equity. F & M Bank Corp. funded this contribution in part by borrowing $4,000,000 million from SunTrust Bank. The loan is amortized over a three-year period with quarterly principal payments of $333,333. The loan is collateralized by $6 million of marketable securities and carries an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation.

Capital

    The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2002, the Company's total risk based capital and tier 1 risk based capital ratios were 14.27% and 13.47%, respectively. Both ratios are in excess of regulatory minimums and are in line with the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 2002 over those in 2001.

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

    Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchase of federal funds. To further meet its liquidity needs, the Bank maintains lines of credit with correspondent

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Continued)


financial institutions. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

Interest Rate Sensitivity

    Liquidity as of June 30, 2002 is strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Bank has used maturing investments, interest bearing bank deposits, deposit growth and fed funds purchased to meet its liquidity needs. The Bank's membership in the federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

    The Company monitors its interest rate sensitivity periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity. A summary of asset and liability repricing opportunities is shown on page 16 as Table II.

    As of June 30, 2002, the Company had a cumulative Gap Rate Sensitivity Ratio of (7.70)% for the one-year repricing period. This generally indicates that net interest income would improve in a declining or stable interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would normally decrease in periods during which interest rates are rising. In actual practice, this may not be the case, as deposits may not reprice concurrently or to the same degree as changes to rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided its current position is acceptable for a well-capitalized community bank operating in a rural environment.

   Stock Repurchase

    On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases are authorized to be made by the Company from time to time in the open market or through privately negotiated transactions during the subsequent twelve months as, in the opinion of management, market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the second quarter of 2002, a total of 41,084 shares have been repurchased. Of this amount, 14,685 shares have been repurchased in 2002.

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

TABLE I


                                                F & M BANK CORP.
                                          NET INTEREST MARGIN ANALYSIS
                                          (Dollar Amounts in Thousands)


                                   Six Months Ended                    Six Months Ended
                                     June 30, 2002                       June 30, 2001

                             Average      Income/     Rates      Average      Income/     Rates
                             Balance      Expense                Balance      Expense
Rate Related Income
   Loans 1, 4              $ 188,510     $   7,255     7.76%   $ 161,306     $   6,974     8.72%
   Federal funds sold          5,707            47     1.66%      20,913           486     4.65%
   Bank deposits              15,214           280     3.71%       2,772            67     4.83%
   Investments
     Taxable3                 40,919         1,029     5.07%      31,540         1,000     6.34%
     Partially taxable 2,3    10,517           279     5.35%      10,035           290     5.78%
                            --------       -------    -----     --------         -----     ----

   Total Earning Assets      260,867         8,890     6.87%     226,566         8,817     7.78%
                            --------      --------    ------    --------      --------    -----

Interest Expense
   Demand deposits            31,177           156     1.01%      26,088           262     2.01%
   Savings                    38,167           367     1.94%      30,592           483     3.16%
   Time deposits             115,825         2,628     4.58%     107,713         3,156     5.86%
   Short-term debt             8,804            56     1.28%       8,718           198     4.54%
   Long-term debt             26,929           624     4.67%      19,100           516     5.40%
                            --------       -------    -----     --------      --------    -----

   Total Interest Bearing
     Liabilities             220,902         3,831     3.50%     192,211         4,615     4.80%
                            --------       -------    -----    ---------      --------    -----

   Net Interest Income 1                  $  5,059                           $   4,202
                                           =======                            ========

   Net Yield on Interest
     Earning Assets 1                                  3.91%                               3.71%
                                                      =====                               =====


1  Interest income on loans includes loan fees.
2  An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3  Average  balance  information  is reflective of historical  cost and has not been adjusted for changes in market value
4  Average balances include non-accrual loans.


                                                F & M BANK CORP.
                                          NET INTEREST MARGIN ANALYSIS
                                          (Dollar Amounts in Thousands)



                                  Three Months Ended                  Three Months Ended
                                     June 30, 2002                       June 30, 2001

                           Average      Income/     Rates      Average      Income/     Rates
                          Balance       Expense                Balance      Expense

Rate Related Income
   Loans 1, 4           $ 195,547     $   3,722     7.63%   $ 166,247     $   3,593     8.67%
   Federal funds sold       3,609            15     1.67%      30,461           337     4.42%
   Bank deposits           12,393           115     3.72%       4,220            52     4.93%
   Investments
     Taxable3              44,311           530     4.80%      31,990           493     6.16%
     Partially taxable 2,3 10,286           149     5.81%       9,754           137     5.62%
                           ------      --------    -----     --------      --------    -----

   Total Earning Assets   266,146         4,531     6.83%     242,672         4,612     7.60%
                         --------      --------    -----     --------      --------    -----

Interest Expense
   Demand deposits         32,041            82     1.03%      28,246           131     1.85%
   Savings                 39,445           186     1.89%      32,867           248     3.01%
   Time deposits          115,208         1,261     4.39%     117,439         1,693     5.77%
   Short-term debt          8,469            27     1.28%       8,495            83     3.91%
   Long-term debt          28,913           337     4.67%      21,627           299
                         --------      --------    -----     --------      --------
   5.53%

   Total Interest Bearing
     Liabilities          224,076         1,893     3.39%     208,674         2,454     4.70%
                         --------      --------    -----     --------      --------    -----

   Net Interest Income 1              $   2,638                           $   2,158
                                       ========                            ========

   Net Yield on Interest
     Earning Assets 1                               3.98%                               3.56%
                                                   =====                               =====


1  Interest income on loans includes loan fees.
2  An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3  Average  balance  information  is reflective of historical  cost and has not been adjusted for changes in market value
4  Average balances include non-accrual loans.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2002
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
  Loans:
   Commercial           $28,385  $ 3,361  $14,206  $ 1,385  $       $47,337
   Installment              252      956   21,883    2,283           25,374
   Real estate           13,871    9,809   66,039   36,784          126,503
   Credit cards            1258                                       1,258
  Interest bearing
   bank deposits          5,978      496                              6,474
  Federal Funds Sold
  Investment securities  11,006   15,550   22,929    2,642   13,755  65,882
                         ------   ------   ------   ------   ------  ------

  Total                  60,750   30,172   125,057  43,094   13,755  272,828
                         ------   ------   -------  ------   ------  -------

Sources of Funds

  Demand deposits         2,938    6,853   17,621    3,915           31,327
  Savings deposits                 7,860   23,579    7,860           39,299
  Certificates of deposit
   $100,000 and over      4,069    8,277    5,115                    17,461
  Other certificates
   of deposit            22,733   45,327   29,592                    97,652
  Short-term borrowings  11,196                                      11,196
  Long-term debt          1,333    1,333   22,731    7,679           33,076
                         ------   ------   ------   ------   -----   ------

  Total                  42,269   69,650   98,638   19,454           230,011
                         ------   ------   ------   ------   -----   -------

Discrete Gap             18,481  (39,478)  26,419   23,640  13,755   42,817

Cumulative Gap           18,481  (20,997)   5,422   29,062  42,817


Ratio of Cumulative Gap    6.77%   (7.70)%   1.99%   10.65%  15.69%
  to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2002. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -       On April 13, 2002, the stockholders held
                                    their annual meeting. The following items were approved by the shareholders by the required majority:

                                    1) Election of the Board of Directors as
                                       proposed in the proxy material without
                                       any additions or exceptions.

                                    2) Appointment of S.B. Hoover & Co. LLP.
                                       as independent accountants as proposed
                                       in the proxy materials.

Item 5. Other Information -         Not Applicable

Item 6. Exhibits and Reports on 8-K

        (a)Exhibits

           3 i Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s 2001 Form 10-K filed March 1, 2002.

           3 ii Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s 2001 Form 10-K filed March 1, 2002.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1995
                    Form 10-KSB filed March 26, 1996.


        (b)Reports on Form 8-K

           The Company did not file any reports on form 8-K for the quarter ended June 30, 2002.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                F & M BANK CORP.



                                /s/ JULIAN D. FISHER
                                -----------------------------------------
                                Julian D. Fisher
                                President and Chief Executive Officer


                                /s/ NEIL W. HAYSLETT
                                -----------------------------------------
                                Neil W. Hayslett
                                Vice President and Chief Financial Officer




Date   August 13, 2002
      ----------------