Form 10-Q
period 2002-09-30
F&M BANK CORP
filed 2002-11-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q




                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                          Commission File Number   0-13273
  September 30, 2002


                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                     --------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P.O. Box 1111
                           Timberville, Virginia 22853

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


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding at September 30, 2002
-------------------------------------       -----------------------------------
Common Stock, par value - $5                             2,423,678 shares

                                F & M BANK CORP.


                                      INDEX

                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2002 and 2001                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2002 and 2001                              3

           Consolidated Balance Sheets - September 30, 2002
           and December 31, 2001                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2002 and 2001                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2002 and 2001         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    18

Item 4.    Controls and Procedures                                       18

PART II    OTHER INFORMATION                                             19

Item 1.    Legal Proceedings                                             19

Item 2.    Changes in Securities                                         19

Item 3.    Defaults upon Senior Securities                               19

Item 4.    Submission of Matters to a Vote of Security Holders           19

Item 5.    Other Information                                             19

Item 6.    Exhibit and Reports on Form 8-K                               19


           SIGNATURES                                                    20

           CERTIFICATION OF CHIEF EXECUTIVE OFFICER                      21
           CERTIFICATION OF CHIEF FINANCIAL OFFICER                      22

Part I Financial Information
Item 1 Financial Statements
                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                          Nine Months Ended
                                                            September 30,
                                                          2002        2001
                                                       ----------    ------
Interest Income
   Interest and fees on loans                           $11,030     $10,565
   Interest on federal funds sold                            76         658
   Interest on interest bearing deposits                    307         234
   Interest and dividends on investment securities        1,895       1,767
                                                         ------      ------

   Total Interest Income                                 13,308      13,224
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              244         367
   Interest on savings accounts                             548         696
   Interest on time deposits                              3,760       4,810
                                                         ------      ------

   Total interest on deposits                             4,552       5,873

   Interest on short-term debt                               76         264
   Interest on long-term debt                             1,006         814
                                                         ------      ------

   Total Interest Expense                                 5,634       6,951
                                                         ------      ------

Net Interest Income                                       7,674       6,273

Provision for Loan Losses                                   281         137
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       7,393       6,136
                                                         ------      ------

Noninterest Income
   Service charges                                          536         485
   Other                                                    541         432
   Security gains                                           494       1,254
                                                         ------      ------

   Total Noninterest Income                               1,571       2,171
                                                         ------      ------

Noninterest Expense
   Salaries                                               2,066       1,835
   Employee benefits                                        664         523
   Occupancy expense                                        236         227
   Equipment expense                                        261         234
   Intangibles amortization                                 134         200
   Other                                                  1,390       1,175
                                                         ------      ------

   Total Noninterest Expense                              4,751       4,194
                                                         ------      ------

Income before Income Taxes                                4,213       4,113

Provision for Income Tax                                  1,255       1,305
                                                         ------      ------

Net Income                                              $ 2,958     $ 2,808
                                                         ======      ======

Per Share Data

   Net Income                                           $  1.22    $   1.15
                                                         =======     =======

   Cash Dividends                                       $   .49    $    .47
                                                         =======     =======

   Equivalent Shares Outstanding                      2,430,161   2,431,417
                                                       =========  =========



       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)

                                                         Three Months Ended
                                                            September 30,
                                                          2002       2001
                                                       ----------   --------
Interest Income
   Interest and fees on loans                           $ 3,800     $ 3,613
   Interest on federal funds sold                            29         172
   Interest on interest bearing deposits                     27         167
   Interest and dividends on investment securities          643         552
                                                         ------      ------

   Total Interest Income                                  4,499       4,504
                                                         ------      ------

Interest Expense
   Interest on demand deposits                               88         105
   Interest on savings accounts                             181         213
   Interest on time deposits                              1,132       1,654
                                                         ------      ------

   Total interest on deposits                             1,401       1,972

   Interest on short-term debt                               20          66
   Interest on long-term debt                               382         298
                                                         ------      ------

   Total Interest Expense                                 1,803       2,336
                                                         ------      ------

Net Interest Income                                       2,696       2,168

Provision for Loan Losses                                   107          68
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       2,589       2,100
                                                         ------      ------

Noninterest Income
   Service charges                                          176         169
   Other                                                    168         135
   Security gains (losses)                                   42         (11)
                                                         ------      ------

   Total Noninterest Income                                 386         293
                                                         ------      ------

Noninterest Expense
   Salaries                                                 702         620
   Employee benefits                                        182         175
   Occupancy expense                                         80          82
   Equipment expense                                         91          75
   Intangible amortization                                   45          86
   Other                                                    464         397
                                                         ------      ------

   Total Noninterest Expense                              1,564       1,435
                                                         ------      ------

Income before Income Taxes                                1,411         958

Provision for Income Tax                                    403         307
                                                         ------      ------

Net Income                                              $ 1,008     $   651
                                                         ======      ======

Per Share Data

   Net Income                                           $   .42    $    .27
                                                         =======     =======

   Cash Dividends                                       $   .17    $    .16
                                                         =======     =======

   Equivalent Shares Outstanding                      2,423,834   2,430,628
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                   September 30,  December 31,
     ASSETS                                            2002          2001
                                                   ------------  ------------

Cash and due from banks                               $ 4,551     $  5,364
Fed funds sold                                          8,275
Interest bearing deposits in banks                      4,627       14,199
Securities held to maturity (note 2)                    1,878        1,883
Securities available for sale (note 2)                 48,713       58,252
Other investments                                       4,865        3,852

Loans, net of unearned discount (note 3)              204,150      176,625
   Less allowance for loan losses (note 4)             (1,451)      (1,288)
                                                       -------     --------

   Net Loans                                          202,699      175,337

Bank premises and equipment                             4,396        4,412
Interest receivable                                     1,556        1,541
Other real estate                                         671          567
Deposit intangible (note 5)                             2,396        2,529
Goodwill (note 5)                                       2,639        2,639
Bank owned life insurance (note 6)                      2,264
Other assets                                            2,429        2,098
                                                       ------      -------


   Total Assets                                      $291,959     $272,673
                                                      =======      =======

     LIABILITIES

Deposits
   Noninterest bearing demand                         $26,730     $ 25,741
   Interest bearing
     Demand                                            32,009       29,735
     Savings deposits                                  40,527       34,787
     Time deposits                                    117,031      118,016
                                                       -------     -------

   Total Deposits                                     216,297      208,279

Short-term debt                                         7,068       10,696
Long-term debt                                         34,301       20,983
Accrued expenses and other liabilities                  5,335        4,118
                                                       ------      -------

   Total Liabilities                                  263,001      244,076
                                                      -------      -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,423,678 and
   2,438,563 issued and outstanding,
   in 2002 and 2001, respectively                      12,118       12,193
Surplus                                                   303          525
Retained earnings                                      17,256       15,488
Accumulated other comprehensive income (loss)            (719)         391
                                                       -------     -------

   Total Stockholders' Equity                          28,958       28,597
                                                       ------      -------

   Total Liabilities and Stockholders' Equity        $291,959     $272,673
                                                      =======      =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          2002         2001
                                                       ----------    -------

Cash Flows from Operating Activities:
   Net income                                           $ 2,958     $ 2,808
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         257         220
       Amortization of security premiums                     92          23
       Gain on security transactions                       (494)     (1,254)
       Provision for loan losses                            281         136
       Increase in interest receivable                      (15)        (72)
       Decrease in other assets                              75         218
       Intangible amortization                              133         213
       Increase in accrued expenses                         604         728
       Gain on sale of land                                             (20)
       Income from life insurance investment                (92)
       Losses on limited partnership investments            209         294
                                                         ------      ------

   Total Adjustments                                      1,050         486
                                                         ------      ------

   Net Cash Provided by Operating Activities              4,008       3,294
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             3,538       2,945
   Proceeds from maturity of investments available
     for sale                                            25,181      19,697
   Proceeds from maturity of investments held
     to maturity                                                     20,100
   Purchase of investments available for sale           (20,923)    (39,533)
   Purchase of investments held to maturity                         (19,990)
   Net decrease (increase) in interest bearing
     bank deposits                                        9,572     (17,912)
   Net change in federal funds sold                      (8,275)        120
   Net increase in loans                                (27,719)    (20,293)
   Sale of other real estate                                            139
   Expenditures on other real estate                        (27)
   Purchase of goodwill and deposit intangible                       (5,470)
   Purchase of life insurance                            (2,172)
   Purchase of property and equipment                      (241)     (1,017)
                                                         -------     ------

   Net Cash Used in Investing Activities                (21,066)    (61,214)
                                                         --------   -------

Cash Flows from Financing Activities:
   Net change in demand and savings deposits              9,003      20,139
   Net change in time deposits                             (985)     31,682
   Net change in short-term borrowings                   (3,628)        132
   Repurchase of common stock                              (297)        (80)
   Repayment of long-term borrowings                     (4,682)     (3,128)
   Proceeds of long-term borrowings                      18,000      11,000
   Payment of dividends                                  (1,166)     (1,119)
                                                         -------     ------

   Net Cash Provided by Financing Activities             16,245      58,626
                                                         ------      ------

Net Increase (Decrease) in Cash and Cash Equivalents       (813)        706
Cash and Cash Equivalents, Beginning of Period            5,364       3,808
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 4,551     $ 4,514
                                                         ======      ======

Noncash Transaction
   In 2002, the Company made an additional investment of $750,000 in low income housing. The cost of which was financed.

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 5,800     $ 6,858
     Income taxes                                           800         777

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                          Nine Months Ended
                                                            September 30,
                                                          2002         2001
                                                       ----------   ---------

Balance, beginning of period                            $28,597     $27,198

Net income for period                                     2,958       2,808
Net change in unrealized appreciation on securities
   available for sale, net of taxes                      (1,110)       (800)
                                                         -------     ------

Total comprehensive income                                1,848       2,008

Repurchase of common stock                                 (297)        (80)

Dividends declared                                       (1,190)     (1,143)
                                                         -------     ------

Balance, end of period                                  $28,958     $27,983
                                                         ======      ======




       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of the F&M Bank Corp.

          Critical Accounting Policy

             The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. See Management's Discussion and Analysis for a more complete description of the allowance for loan losses.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2002 and December 31, 2001 follows:

                                          2002                   2001
                                  --------------------  ---------------------
                                   Carrying   Market     Carrying   Market
                                     Value     Value       Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   110   $    110    $    111   $   114
          Other debt securities      1,768      1,791       1,772     1,830
                                    ------    -------     -------    ------

            Total                  $ 1,878   $  1,901    $  1,883   $ 1,944
                                    ======    =======     =======    ======


                                          2002                  2001
                                 -----------------------  -----------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $24,628   $ 24,140    $ 29,428   $29,097
          Equity securities          7,967      9,920      10,500    10,683
          Mortgage-backed
            securities               5,689      5,656       7,922     7,853
          Other debt securities     10,429     10,023      10,402    10,012
                                    ------    -------     -------    ------

            Total                  $48,713   $ 49,739    $ 58,252   $57,645
                                    ======    =======     =======    ======

                                F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:
                                                      September 30,December 31,
                                                          2002       2001
                                                       ----------   --------
          Real Estate
            Construction                                $10,350    $  5,521
            Mortgage                                    120,219     105,305
          Commercial and agricultural                    48,562      41,256
          Installment                                    23,620      23,106
          Credit cards                                    1,348       1,348
          Other                                              51          89
                                                         ------     -------

            Total                                      $204,150    $176,625
                                                        =======    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the periods ended September 30, 2002 and 2001 follows:
                                         Nine Months Ended  Three Months Ended
                                           September 30,       September 30,
                                           2002     2001     2002     2001
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,288   $1,108    $1,424   $1,247
          Provisions charged to
            operating expenses              281      137       107       70
          Other adjustments                           83
          Net charge-offs
            Loan recoveries                  75       41        21        6
            Loan charge-offs               (193)     (91)     (101)     (45)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *          (118)     (50)      (80)     (39)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,451   $1,278    $1,451   $1,278
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real Estate                     (31)       1       (31)
            Commercial                       (1)      (4)       (1)      (4)
            Installment                     (86)     (47)      (48)     (35)
                                          ------   -----     ------   -----

            Total                        $ (118)  $  (50)   $  (80)  $  (39)
                                          ======   =====     ======   =====

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    GOODWILL AND CORE DEPOSIT INTANGIBLE

During the first quarter of 2002, the Company completed an assessment required by the Financial Accounting Standards Board (FASB) Statement 141 "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets." As a result of this review management determined that a portion of its acquisition costs related to the two Shenandoah County branches should be considered goodwill. The remaining portion of these acquisition costs has been identified as a core deposit intangible (CDI).

Under the new accounting standards, goodwill will be tested periodically for impairment, but will not be subject to amortization. As of September 30, 2002, there is no impairment to goodwill. The CDI will continue to be amortized using the straight-line method.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

     F & M Bank Corp. (Company) is a one-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries Farmers & Merchants Bank (Bank) and TEB Life Insurance Company
(TEB). Farmers & Merchants Financial Services (FMFS) is a wholly-owned subsidiary of the Bank.

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

     Results of Operations

     Year to Date

     Net income year to date increased $150,000, primarily due to a 31 basis point increase in the net interest margin. Yields on earning assets have declined 80 basis points compared to 2001 while rates paid on interest bearing liabilities have fallen 129 basis points for the same period. Much of the decrease in the cost of funds resulted from maturing time deposits which repriced at much lower rates. Overall the cost of time deposits has decreased from 5.77% in 2001 to 4.36% in 2002. Rates on long-term debt has fallen as the Bank has continued to borrow from the Federal Home Loan Bank at favorable rates to support its longer term mortgage lending. A schedule of the net interest margin for 2002 and 2001 can be found in Table I on page 16.

     Noninterest income, exclusive of gains on the sale of securities and real estate, increased $179,000 in 2002. The increase is a result of increases in customer service charges, other account related fees, insurance commissions and earnings on bank owned life insurance (BOLI).

     Noninterest expense increased $557,000 in 2002. This increase includes a full nine months of expenses related to the two Shenandoah County offices acquired in March 2001, compared to seven months of expenses in 2001. The Company also experienced a forty percent increase in health insurance costs; higher legal and professional fees related to technology and marketing consultants, and higher franchise tax and examination expenses resulting from the growth in the balance sheet. Noninterest expense as an annualized percentage of average assets increased slightly to 2.29% from 2.24% in the prior year. Operating costs continue to compare very favorably to the peer group, as identified in the Carson Medlin Company's Southeastern Independent Bank Review (SIBR). Peer group noninterest expenses average approximately 3.20% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Quarter Ending September 30

     The Company's net income increased 55% to $1.008 million compared to the third quarter of 2001. After adjusting to exclude nonrecurring securities gains, earnings and earnings per share increased 48% to $973,000 and $.40, respectively. Earnings growth for the quarter was driven by a 49 basis point expansion in the net interest margin which now stands at 4.07%. Deposit repricing at significantly lower rates has continued throughout the period, driving the overall cost of funds down 126 basis points. The margin has also benefited from the Company's more efficient mix of earning assets. Average loans have increased $31 million while average balances of lower yielding federal funds and interest bearing bank deposits have declined $21 million. As a result of these changes, net interest income for the quarter rose 25%.

Financial Condition

     Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are held to assist the Company with liquidity, asset liability management, as security for certain public funds and repurchase agreements and for long-term growth potential.

     The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2002, the market value of all securities available for sale was $1,026,000 less than their amortized cost.

     The value of the Bank's bond portfolio exceeds carrying cost by $927,000. This is the result of rapidly declining interest rates causing the market value of existing higher rate bonds to increase dramatically. The Company's equity securities portfolio was down by $1,953,000 due in large part to the stock market volatility and economic uncertainty that has continued following the September 11, 2001 terrorist attacks. The Company continues to hold equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. The Company continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

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

     While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher loan delinquencies in this sector compared to the overall loan portfolio. The first nine months of 2002 resulted in a $27,525,000 increase in the loan portfolio. This increase is indicative of the continued strength of the local economy as much of the increase has been in residential real estate loans.

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $2,544,000 at September 30, 2002 compared to $1,776,000 December 31, 2001. Approximately 90% of these past due loans are secured by real estate. The increase in non-performing loans is almost exclusively single-family residential properties. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2002, the Company holds two pieces of real estate which were acquired through foreclosure. Both pieces of property are under sales contracts, with closing expected during the fourth quarter.

     The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2002 and December 31, 2001.

                                      September 30,       December 31,
                                         2002                 2002

     Nonaccrual loans                  $       0           $        0
     Loans past due 90 days or
       more and still accruing
       interest                            1,865                1,097
     Restructured loans                      679                  679
                                        --------             --------
                                       $   2,544           $    1,776
                                        ========             ========

     The increase in 90 days past due includes a credit of $521,000 that moved to this category in 2002. On October 2, 2002, the borrowers paid off the principal and interest in full.

     Allowance for Loan Losses

     Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio, including past due and criticized loan trends. Specific factors evaluated include internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Banks watch list or schedule of classified loans.

     In evaluating the portfolio, loans are segregated into loans with identified potential losses, and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under FAS 114. A variety of factors are taken into account when reviewing these credits; including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under FAS 5.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

     Loan pools are further segmented into watch list, past due over 90 days and all other. Watch list loans include loans that are 60 days past due, and may include restructured loans, borrowers that are highly leveraged, loans that have been upgraded from classified or loans that contain policy exceptions (term, collateral coverage, etc.). Loss estimates on these loans reflect the increased risk associated with these assets due to any of the above factors. The past due pools contain loans that are currently 90 days or more past due. Loss rates assigned reflect the fact that these loans bear a significant risk of charge-off. Loss rates vary by loan type to reflect the likelihood that collateral values will offset a portion of the anticipated losses.

     The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical loss rates over the prior 5 years. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.

     All potential losses are evaluated within a range of low to high.
An unallocated reserve has been established to reflect other unidentified losses within the portfolio. It helps to offset the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events (ie. Avain flu). The Board then approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

     The allowance for loan losses of $1,451,000 at September 30, 2002 is equal to .71% of total loans. This compares to an allowance of $1,288,000 (.73%) at December 31, 2001. Although management has increased its monthly funding of the reserve to $35,000, due to the rapid growth in the portfolio and because of the weakening of the local and national economies, the overall level of the allowance is well below the peer group average of 1.32%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

     Loan losses, net of recoveries, total $118,000 through first three quarters of 2002. This is equivalent to an annualized loss rate of .08%. In recent years the company has had an average loss rate of .07% which is approximately one-third the loss rate of its peer group.

Deposits and Other Borrowings

     The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $8,018,000 since December 31, 2001. This growth has been experienced in spite of rapidly falling rates and appears to be a result of economic uncertainty and stock market volatility.

     The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 2002, balances in repo accounts totaled $7,068,000 and are included as short-term debt on the balance sheet.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loans. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund longer term fixed rate mortgage loans. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and reduce its exposure to interest rate changes. The Bank borrowed an additional $15 million in 2002 at an average rate of 4.54% and an average repayment period of seven years. Scheduled repayments of this debt totaled $1,682,000 through September 30, 2002.

     As part of the approval process for the acquisition of new branches, the Company was required to contribute $6 million into the Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333, plus interest. The loan is collateralized by marketable securities and carries an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation. In September 2002, the Company borrowed an additional $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of interest only will be due quarterly for seven calendar quarters, followed by payments of $230,769 plus interest for a period of thirteen quarters. Proceeds of this loan were used to provide an additional capital contribution to the Bank and to pay off an intercompany loan.

     Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2002, the Company's total risk based capital and total capital to total assets ratios were 14.36% and 9.92%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the third quarter dividend in 2002 of 6.25%.

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

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company's subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the increase in loans.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


   Stock Repurchase

     On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the third quarter of 2002, a total of 41,284 shares have been repurchased. Of this amount 14,885 shares have been repurchased in 2002.

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

Table I

                                          F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)



                      Nine Months Ended                 Nine Months Ended
                      September 30, 2002                September 30, 2001
                      ------------------                ------------------

                   Average        Income/    Rates   Average    Income/   Rates
                   Balance        Expense            Balance   Expense

Rate Related Income
   Loans1           $193,256    $  11,079    7.66%  $  164,667  $10,599    8.58%
   Federal funds
     sold              6,097           76    1.67%      20,552      658    4.27%
   Bank deposits      11,965          306    3.42%       6,450      233    4.59%
   Investments
     Taxable 3        41,717        1,544    4.93%      31,391    1,449    6.15%
     Partially
       taxable 2,3    10,362          445    5.73%      10,291      418    5.42%
                      ------        ----    -----      ------      ---    -----

   Total Earning
     Assets          263,397       13,450    6.83%     233,351   13,357    7.63%
                     -------     ---------   ------   --------   ------  -------


Interest Expense
   Demand deposits    31,902          244    1.02%      26,737     367     1.83%
   Savings            38,770          548    1.89%      31,472     696     2.95%
   Time deposits     115,351        3,760    4.36%     111,090   4,810     5.77%
   Other short-
     term debt         8,661           76    1.17%       8,793     264     4.00%
   Long-term debt     28,721        1,006    4.68%      20,826     814     5.21%
                       ------       -----    -----      ------     ---     -----

   Total Interest
     Bearing
     Liabilities     223,405        5,634    3.37%     198,918   6,951     4.66%
                     -------     --------    -------   -------   -----   -------

   Net Interest
     Margin 1                    $  7,816                     $  6,406
                                   =====                        =====

   Net Yield on
     Interest
     Earning Assets 1                        3.97%                         3.66%
                                             =====                        =====

1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments 3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.


       16 (Continued)
Table I


                                        F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)



                      Three Months Ended                Three Months Ended
                      September 30, 2002                September 30, 2001
                      ------------------                ------------------

                    Average      Income/     Rates    Average   Income/  Rates
                    Balance    Expense                Balance   Expense

Rate Related Income
   Loans1           $202,747    $   3,824    7.48%  $  171,390  $3,625     8.46%
   Federal funds
     sold              6,878           29    1.67%      19,830     172     3.47%
   Bank deposits       5,467           26    1.89%      13,806     166     4.81%
   Investments
     Taxable 3        43,314          515    4.76%      31,093     449     5.78%
     Partially
       taxable 2,3    10,053          166    6.60%      10,802     128     4.74%
                       ------        ----   -----       ------     ---    -----

   Total Earning
     Assets          268,459        4,560    6.74%     246,921   4,540     7.35%
                     -------     --------   ------   ---------   -----   -------


Interest Expense
   Demand deposits    33,352           88    1.04       28,034     105     1.50%
   Savings            39,977          181    1.80       33,232     213     2.56%
   Time deposits     114,403        1,132    3.93      117,844   1,654     5.61%
   Other short-
     term debt         8,374           20    1.09        8,944      66     2.95%
   Long-term debt     32,304          382    4.69%      24,278     298     4.91%
                      ------         ----   -----      ------     ---     -----

   Total Interest
     Bearing
     Liabilities     228,410        1,803    3.13%     212,332   2,336     4.39%
                     -------      -------    ------    -------   -----   -------

   Net Interest
     Margin 1                    $  2,757                      $ 2,204
                                    =====                     =====

   Net Yield on
     Interest
     Earning Assets 1                        4.07%                         3.58%
                                             =====                        =====

1 Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments 3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               September 30, 2002
                            (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                        0 - 3   4 - 12    1 - 5   Over 5     Not
                       Months   Months    Years    Years  Classified  Total

Uses of Funds

   Loans
      Commercial       $30,835  $1,666   $15,628  $1,364   $        $49,493
      Installment          193   1,023    22,386   2,449             26,051
      Real estate       13,983   8,085    67,980  37,210            127,258
      Credit cards       1,348                                        1,348
   Interest bearing
      bank deposits      4,627                                        4,627
   Federal funds sold    8,275                                        8,275
   Securities            1,057  21,339    19,666     562    12,832   55,456
                        -----    ------   ------   -----    ------   ------

   Total                60,318  32,113   125,660  41,585    12,832  272,508
                       ------    ------   -------  ------   ------   -------

Sources of Funds

   Interest bearing
      demand deposits            6,402    19,205   6,402             32,009
   Savings deposits             11,602    23,150   5,775             40,527
   Certificates of
      deposit
      $100,000
      and over           4,242   7,688     7,490                     19,420
   Other certificates
      of deposit        23,380  39,559    34,672                     97,611
   Short-term
      borrowings         7,068                                        7,068
   Long-term
      borrowings         1,989   6,539    24,094   1,679             34,301
                        ------   -----    ------   -----   -------   ------

   Total                36,679  71,790   108,611  13,856            230,936
                        ------   ------   ------- ------   ------   -------

Discrete Gap            23,639 (39,677)   17,049  27,729    12,832   41,572

Cumulative Gap          23,639 (16,038)    1,011  28,740    41,572
Ratio of Cumulative
   Gap to Total           8.67%  (5.89)%     .37%  10.54%    15.26%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2002. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     We have established our disclosure controls and procedures to ensure that material information related to F & M Bank Corp. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Chief Financial
Officer, and the
other executive officers of F & M Bank Corp. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of November 8, 2002, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the management of F & M Bank Corp. including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of F & M Bank Corp. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information


Item 1. Legal Proceedings -                        Not Applicable

Item 2. Changes in Securities -                    Not Applicable

Item 3. Defaults Upon Senior Securities -          Not Applicable

Item 4. Submission of Matters to a Vote of
           Security Holders-                       Not Applicable




Item 5. Other Information -                        Not Applicable

Item 6. Exhibits and Reports on 8-K

        (a)Exhibits

           3 i Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s 2001 Form 10K filed March 1, 2002.

           3 ii Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

           21 Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1997 Form 10-KSB filed March 27, 1998.

        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 2002.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       F & M BANK CORP.


                                       JULIAN D. FISHER
                                       ------------------------------------
                                       Julian D. Fisher
                                       President and Chief Executive Officer



                                       NEIL W. HAYSLETT
                                       ------------------------------------
                                       Neil W. Hayslett
                                       Vice President and Chief
                                       Financial Officer



November 13, 2002


Certification of the CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 is attached as correspondence.

                                  CERTIFICATION
                          OF CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 USC Section 1350 (A) and (B)

      I, Julian D. Fisher, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of F & M Bank
            Corp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/  JULIAN D. FISHER
       -----------------                        ------------------------
                                                Julian D. Fisher
                                                President and Chief Executive
                                                Officer

                                  CERTIFICATION
                           CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 USC Section 1350 (A) and (B)

      I, Neil W. Hayslett, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of F & M Bank
            Corp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/  NEIL W. HAYSLETT
                                                ------------------------
                                                Neil W. Hayslett
                                                Vice President & Chief
                                                Financial Officer