Form 10-K
period 2002-12-31
F&M BANK CORP
filed 2003-03-28
CIK 740806

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002        Commission file number: 0-13273

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

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X
No

    Check whether the registrant is an  accelerated  filer (as defined in Rule
12b-2 of the Act). Yes   No X
                      ---  ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    Registrant's revenues for its most recent fiscal year:  $19,043,772

    The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,161,107 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 4, 2003 was approximately $41,925,476 based on the closing sales price of $19.40 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

   As of the close of business on March 4, 2003, there were 2,423,678 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2003 (the "Proxy Statement").

F & M Bank Corp.

Index

Forward-Looking Statements                                                  2

Form 10-K Cross Reference Sheet                                             3

F & M Bank Corp.                                                            4

Report Format                                                               4

Selected Financial Data                                                     5

Market for Common Equity and Related Stockholder Matters                    6

Management's  Discussion  and Analysis of Financial
   Condition  and Results of Operations                                  7-22

Consolidated Financial Statements                                       23-26

Notes to Consolidated Financial Statements                              27-42

Report of Independent Auditors                                             43

Other Material Required by Form 10-K                                    44-48

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

      Item of Form 10-K                   Location

PART I

Item 1            Business                "Forward-Looking Statements"
                                          on page 2, "F&M Bank Corp."
                                          and "Report Format" on page
                                          4 and "Business on pages 44
                                          to 45.

Item 2            Properties              "Properties" on page 46.

Item 3            Legal Proceedings       Note 17 "Litigation" on page
                                          37.

Item 4            Submission of Matters   No matters have been submitted
                  to a Vote of Security   to a vote of security holders
                  Holders                 during the fourth quarter
                                          of 2002.

PART II

Item 5            Market for              "Market for Registrant's
                  Registrant's Common     Common Equity and Related
                  Equity and Related      Stockholder Matters" on
                  Stockholder Matters     page 6.

Item 6            Selected Financial      "Selected Financial Data"
                  Data                    on page 5.

Item 7            Management's            "Management's Discussion and
                  Discussion and          Analysis of Financial
                  Analysis of Financial   Condition and Results
                  Condition and Results   of Operations" on
                  of Operations           pages 7-22.

Item 7a           Quantitative and        "Forward-Looking Statements"
                  Qualitative Disclosures on page 2 and "Market
                  about Market Risk       Risk Management" on page
                                          20-21.

Item 8            Financial Statements    Pages 23 to 42.
                  and Supplementary
                  Information

Item 9            Changes in and          There were no changes in or
                  Disagreements with      disagreements with accountants
                  Accountants on          on accounting and financial
                  Accounting and          disclosure during the last
                  Financial Disclosure    two fiscal years.


PART III

Item 10           Directors and           The material labeled "Section
                  Executive Officers of   16(a) Beneficial Ownership
                  the Registrant          Reporting Compliance" and
                                          "Information Concerning Directors and
                                          Nominees" in the Proxy Statement is
                                          incorporated in this Report by
                                          reference.

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

Item 12           Security Ownership of   The material labeled
                  Certain Beneficial      "Stock Ownership of
                  Owners and Management   Directors and Executive
                                          Officers" in the Proxy Statement is
                                          incorporated in this Report by
                                          reference.

Item 13           Certain Relationships   The material labeled "
                  and Related             Indebtedness and Other
                  Transactions            Transactions" in the Proxy
                                          Statement is incorporated in this
                                          Report by reference.

Item 14           Controls and Procedures "Other Material Required in
                                          Form 10-K" on page 44.


PART IV

Item 15           Exhibits, Financial     "Exhibits, Financial
                  Statement Schedules and Statements, and Reports
                  Reports on Form 8-K     on Form 8-K" on page 47.


Signatures                                "Signatures" on page 48.

F & M Bank Corp.

F & M Bank Corp. is the holding company for Farmers & Merchants Bank, the oldest banking business native to Rockingham County, Virginia. Operating as an independent community bank, Farmers & Merchants Bank was originally organized as Farmers & Merchants Bank of Timberville in 1908. The bank provides a wide range of financial services to individuals and businesses through 8 offices located in Rockingham and Shenandoah Counties.


Report Format

The format of this report was changed in 2001 in order to increase information distributed to shareholders and to reduce expenses related to preparing and distributing annual financial information. Prior to that time, F & M Bank Corp. provided an annual report to shareholders along with the annual proxy materials, and also prepared and filed a separate Annual Report on Form 10-K under the rules of the United States Securities and Exchange Commission ("SEC"). Beginning in 2001 and for subsequent years, we are distributing the Form 10-K report to shareholders with the annual proxy materials for the annual meeting. This report includes the entire Form 10-K, other than exhibits, as filed with the SEC. Please see page 47 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Five Year Summary of Selected Financial Data


(Dollars in thousands, except per share data)
                            2002      2001      2000       1999       1998

Income Statement Data:
   Interest and Dividend
     Income             $   17,846  $  17,681 $  15,509 $  14,321  $ 14,147
   Interest Expense          7,390      9,494     7,411     6,475     6,931
                          --------    -------   -------   -------   -------

   Net Interest Income      10,456      8,187     8,098     7,846     7,216
   Provision for Loan
     Losses                    387        204       123       140       110
                           -------     ------     -----     ------    -----

   Net Interest Income
     after Provision
     for Loan Losses        10,069      7,983     7,975     7,706     7,106
   Noninterest Income        1,380      1,158     1,038       916       616
   Securities Gains
     (Losses)                 (182)     1,252       770     1,179     1,249
   Noninterest Expenses      6,448      5,728     4,653     4,313     3,880
                          --------    -------   -------   -------   -------

   Income before Income
     Taxes                   4,819      4,665     5,130     5,488     5,091
   Income Tax Expense        1,315      1,435     1,486     1,682     1,590
                          --------    -------   -------   -------   -------

   Net Income             $  3,504   $  3,230  $  3,644  $  3,806  $  3,501
                           =======    =======   =======   =======   =======

Per Share Data:1
   Net Income             $   1.44   $   1.33  $   1.49  $   1.55  $   1.43
   Dividends Declared          .66        .63       .59       .52       .73
   Book Value                12.19      11.74     11.18     10.30      9.80

Balance Sheet Data:
   Assets                 $303,149   $272,673  $208,818  $195,338  $191,495
   Loans                   201,980    176,625   152,035   140,318   132,301
   Securities               69,602     63,987    45,323    44,422    46,357
   Deposits                228,284    208,279   152,354   139,507   135,139
   Shareholders' Equity     29,541     28,597    27,198    25,286    24,078
   Average Shares
     Outstanding             2,429      2,431     2,446     2,454     2,456

Financial Ratios:
   Return on Average
     Assets 2                 1.21%      1.26%     1.76%     1.96%     1.94%
   Return on Average
     Equity 2                12.12%     11.47%    13.88%    15.47%    15.00%
   Net Interest Margin        4.03%      3.52%     4.32%     4.52%     4.39%
   Efficiency Ratio 3        51.28%     56.93%    50.93%    49.23%    51.41%
   Dividend Payout Ratio     45.72%     47.45%    39.53%    33.55%    51.22%

Capital and Credit Quality Ratios:
   Average Equity to
     Average Assets 2         9.98%    11.02%     12.70%    12.65%    12.97%
   Allowance for Loan
     Losses to Loans           .73%      .73%       .73%      .78%      .88%
   Nonperforming Assets
     to Total Assets           .86%      .40%       .52%      .98%     1.08%
   Net Charge-offs to
     Total Loans               .10%      .06%       .07%      .16%      .05%

1  Reflects adjustments for three for one stock split declared in 1998.
2  Ratios are primarily based on daily average balances.
3 The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains on sales of securities.

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

Transfer Agent and Registrar

Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,601,823 and $1,532,752 in 2002 and 2001, respectively. Regular quarterly dividends have been declared for forty consecutive quarters. Dividends per share increased 4.76% in 2002.

The ratio of dividends per share to net income per share was 45.72% in 2002, compared to 47.45% in 2001. The decision as to timing, amount and payment of dividends is at the discretion of the Company's Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

In April 2000, the Board of Directors approved a stock repurchase plan, which allows the repurchase of up to 50,000 shares of its outstanding common stock. Shares are purchased either through broker-arranged transactions or directly from the shareholder at the discretion of management. The decision to purchase shares is based on factors including market conditions for the stock and the availability of cash. Shares repurchased totaled 14,885, 3,810 and 22,589 in 2002, 2001 and 2000, respectively.

The number of common shareholders of record was approximately 1,546 as of March 4, 2003. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

                       2002                                 2001
-------------------------------------------------------------------------------
                  Stock Price Range    Per Share         Stock Price Range
Per Share
   Quarter     Low           High      Dividend      Low        High    Dividend
     1st         18.50       22.00        .16         22.00     31.00      .15
     2nd         18.00       20.25        .16         17.00     23.50      .16
     3rd         15.70       19.20        .17         18.60     21.00      .16
     4th         17.20       19.20        .17         16.05     22.50      .16
                                          ---                              --
    Total                                 .66                              .63
                                          ---                               --

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of F & M Bank Corp. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Information, of this Form 10-K.

Critical Accounting Policies

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. The fair value of the investment portfolio is based on period end valuations but changes daily with the market. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at December 31, 2002 and 2001. The goodwill is no longer amortized, but is instead tested for impairment at least annually. Based on this testing, there were no impairment charges for 2002. Application of the non-amortization provisions of the Statement resulted in additional net income of $190,000 for the year ended December 31, 2002.

Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposits, net of amortization, amounted to $2,254,000 and $2,530,000 at December 31, 2002 and 2001, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

Securities Impairment

The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value, below original cost, is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the total market. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years).

Overview

The Company's net income for 2002 increased $273,000 or 8.46% from 2001 earnings. Net income per share increased from $1.33 in 2001 to $1.45 in 2002. Return on average equity increased in 2002 to 12.12% from 11.47% in 2001, while the return on average assets decreased from 1.26% to 1.21%. This decrease was due to the rate of balance sheet growth (11.18%) outpacing the increase in net income (8.46%). The Company's operating earnings, which are net earnings excluding gains (losses) on the sale of investments and the non-cash amortization of acquisition intangibles, were $3,785,000 for 2002 versus $2,587,000 in 2001, an increase of 46.31%. Core profitability improved as net interest income increased by 27.71% and non-interest income, exclusive of securities transactions, were up 19.21%.

See page 5 for a five-year summary of selected financial data.

Changes in Net Income per Common Share

                                                    2002 to 2001   2001 to 2000
-------------------------------------------------------------------------------
Prior Year Net Income Per Share                          $ 1.33       $ 1.49
  Change from differences in:
    Net interest income                                     .93          .04
    Provision for credit losses                            (.08)        (.03)
    Noninterest income, excluding securities gains          .09          .05
    Securities gains                                       (.59)         .20
    Noninterest expenses, excluding intangibles            (.31)        (.32)
       amortization
    Amortization of intangibles                             .01         (.13)
    Income taxes                                            .05          .02
    Shares outstanding                                      .01          .01

-------------------------------------------------------------------------------
    Total Change                                            .11        (.16)
-------------------------------------------------------------------------------
Net Income Per Share                                      $1.44      $ 1.33
-------------------------------------------------------------------------------

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income.

Net interest income for 2002 was $10,456,000 representing an increase of $2,269,000 or 27.71% from 2001. A 1.11% increase in 2001 versus 2000 resulted in total net interest income of $8,187,000. In this discussion and in the tabular analysis of net interest income performance, entitled "Consolidated Average Balances, Yields and Rates," (found on page 10) the interest earned on tax-exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxes. This is referred to as tax-equivalent net interest income.

The analysis on the next page reveals a rapidly declining net interest margin in 2001 followed by partial recovery in 2002. The decrease in NIM from 4.32% in 2000 to 3.52% 2001 is part of an industry-wide trend towards tighter margins following eleven rate cuts by the Federal Reserve. As short-term interest rates dropped, interest sensitive assets (primarily adjustable rate loans and federal funds sold) repriced downward more quickly and by greater percentages than interest bearing liabilities.

This trend began to reverse in the fourth quarter of 2001. Large amounts of time deposits matured and repriced at current market rates. Changes in the distribution of earning assets have also resulted in a portion of the decline in the NIM. Prior to 2001, the Bank had a balance sheet, which was highly leveraged. Longer-term, higher yielding assets (loans and securities) accounted for approximately 99% of earning assets in 2000. In 2001, following the acquisition of two branches from First Union National Bank, this percentage dropped to 88%. Approximately $21,800,000 of excess funds were received in this acquisition and were held primarily as overnight funds or as short-term deposits until they could be loaned to customers in the normal course of business.

The reversal of the trend toward a lower NIM continued throughout 2002 as $83,000,000 in time deposits matured and renewed at much lower rates. Loans also grew rapidly during the first half of 2002, resulting in a reduction in lower yielding short-term investments. Longer-term, higher yielding assets (loans and securities) now account for 93.6% of earning assets. In the prior year, the margin suffered as rate sensitive assets (adjustable rate loans and fed funds) repriced more quickly than rate sensitive liabilities. Although assets have continued to reprice at somewhat lower levels (down .72%), repricing opportunities on deposits was much greater, resulting in a decline in the cost of funds of 1.32%.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Average Balances, Yields and Rates1


                                  2002                         2001                       2000

                       Average            Yield/    Average             Yield/ Average              Yield/
                       Balance   Interest Rate      Balance  Interest   Rate   Balance   Interest    Rate

ASSETS
Loans: 2
   Commercial          $ 46,917 $ 3,201   6.82%     $ 40,093  $ 3,297   8.22%  $ 37,770  $  3,573    9.46%
   Real estate          121,999   9,248   7.58       101,858    8,486   8.33     88,485     7,340    8.30
   Installment           27,114   2,465   9.09        24,487    2,426  10.09     20,483     2,047    9.99
                         ------  ------   -----      -------    ------   ---     ------    ------    ----

   Total Loans          196,030  14,914   7.61       166,438   14,209   8.54    146,738    12,960    8.83

Investment securities: 3
   Fully taxable         43,347   2,083   4.81        31,264    1,910   6.11     31,704     1,975    6.23
   Partially taxable     10,260     610   5.95        10,415      581   5.58     10,892       646    5.93
                         ------  ------  -----        ------    -----   ----     ------     -----    ----

   Total Investment
     Securities          53,607   2,693   5.02        41,679    2,491   5.98     42,596     2,621    6.15

Interest bearing deposits
   in banks              10,319     438   4.24         9,140      405   4.43        659        37    5.61
Federal funds sold        6,992     109   1.56        20,212      759   3.75        322        19    5.90
                         ------  ------  -----        ------    -----    ----    ------     -----    ----

   Total Earning
     Assets             266,948  18,154   6.80       237,469   17,864   7.52    190,315    15,637    8.22
                                 ------  -----                    ------ ----              ------   ----

Allowance for loan
   losses                (1,400)                      (1,229)                    (1,129)
Nonearning assets        24,147                       19,427                     17,578
                       --------                      -------                     ------

   Total Assets        $289,695                   $  255,667                   $206,764
                       ========                   ==========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
     bearing           $ 32,094  $  307    .96    $   27,299   $  436   1.60   $ 20,378    $  466    2.29
   Savings               39,624     710   1.79        32,063      873   2.72     28,264       944    3.34
   Time deposits        116,699   4,898   4.20       113,035    6,385   5.65     80,791     4,565    5.65
                         -------  -----  -----        -------  ------   ----       ------   -----  ------

   Total Deposits       188,417   5,915   3.14       172,397    7,694   4.46    129,433     5,975    4.62

Short-term debt           8,497     104   1.22         9,127      312   3.42      8,379       499    5.96
Long-term debt           30,645   1,372   4.48        20,632    1,488   7.21     17,037       937    5.50
                          ------   -----   ----       ------   ------   ----     ------     -----  ------

   Total Interest Bearing
     Liabilities        227,559   7,391   3.25       202,156    9,494   4.69    154,849     7,411    4.79
                                   -----   ----                 ------   ----                -----  ------

Noninterest bearing
     deposits            28,300                       22,567                     18,035
Other liabilities         4,932                        2,779                      7,622
                         ------                        ------                    -------

   Total Liabilities    260,791                      227,502                    180,506

Stockholders' equity     28,904                       28,165                     26,258
                          ------                      ------                     ------

   Total Liabilities
     and Stockholders'
     Equity          $  289,695                     $255,667                   $206,764
                      =========                      =======                   ========

   Net Interest Earnings        $10,763                       $ 8,370                     $ 8,226
                                =======                        ======                      ======

   Net Yield on Interest
      Earning Assets (NIM)                4.03%                         3.52                         4.32%
                                           ====                         ====                         =====


1 Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2  Interest income on loans includes loan fees.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

 The following table illustrates the effect of changes in volumes and rates.

                             2002 Compared to 2001        2001 Compared to 2000
-------------------------------------------------------------------------------
                            Increase (Decrease)         Increase (Decrease)
                           Due to Change     Increase   Due to Change   Increase
                             in Average:        or      in Average:       or
                           Volume    Rate    (Decrease) Volume  Rate  (Decrease)
-------------------------------------------------------------------------------
Interest income:
   Loans                   $ 2,527  $(1,822)   $ 705   $1,740  $ (491)   $1,249
   Investment securities:
     Taxable                   738     (565)     173      (28)    (37)      (65)
     Partially Taxable          (9)      38       29      (28)    (37)      (65)
   Interest bearing deposits
     in banks                   52      (19)      33      476    (108)      368
   Federal funds sold         (496)    (154)    (650)   1,174    (434)      740
                             ------  ------- ------     -----   -----   ----
     Total Interest Income  $2,194  $(1,904)   $ 290   $3,876 $(1,649)   $2,227
                            ======   ======    =====    =====   =====     =====

Interest expense:
   Deposits:
     Demand               $     77  $  (206)  $ (129)  $  158 $  (188)   $  (30)
     Savings                   206     (369)    (163)     127    (198)      (71)
     Time deposits             207   (1,694)  (1,487)   1,822      (2)    1,820
   Short-term debt             (22)    (186)    (208)      45    (232)     (187)
   Long-term debt              722     (838)    (116)     198     353       551
                              -----   ------- -------    ----    ----    ----

     Total Interest
       Expense              $1,191   (3,294) $(2,103)  $2,266  $ (183)  $ 2,083
                             -----   ----      -----    -------  ------   ----

       Net Interest Income  $1,003  $ 1,390  $ 2,393   $1,610 $(1,466)  $   144
                            ======   ======   ======    =====   =====    ======

NOTE: Variances are computed line-by-line and may not add to the totals shown.

Interest Income

Tax equivalent interest income increased by 1.62% or $290,000 in 2002 and 14.24% or $2,227,000 in 2001. This improvement was primarily the result of a second year of significant growth in earning assets. A $47,154,000 increase in 2001 (including $37,244,000 from the acquisition of two branches) was followed by a $29,179,000 increase in 2002. The increase in net interest income is in spite of a combined two year decrease in average yields of 1.42%.

During 2002, average loans outstanding increased $29,592,000 to $196,030,000. All three major loan categories increased. The greatest percentage increase was in real estate loans which increased 19.77%. Average total securities, yielding 5.02% increased 11,928,000 during 2002. Funding for this increase came from deposit growth and conversion of short-term investments (bank deposits and fed funds sold). With rates at historically low levels, the Bank continued to look for favorable yields on investment securities primarily in the eighteen to thirty month time-frame.

Interest Expense

Interest expense decreased $2,103,000 or 22.15% during 2002. The average cost of funds of 3.25% declined 1.44% compared to 2001. Average interest bearing liabilities increased $25,403,000 and seems to be reflective of customers seeking safety during stock market volatility and economic uncertainty. The Bank also enjoyed growth as a result of continued consolidation among larger banks within its markets. Expense of time deposits decreased $1,487,000 or 23.29%, due to market conditions. This decrease resulted as customer accounts renewed at rates that were often 2.50% to 3.00% lower than rates paid as recently as early 2001. Expense of long-term debt decreased $116,000. This decrease was in spite of a

Management's Discussion and Analysis of Financial Condition and Results of Operations

$10,013,000 increase in average long-term debt. The Bank borrowed on additional $15,000,000 from the Federal Home Loan Bank (FHLB) at very favorable rates, with the proceeds used to support growth in the residential real estate loan portfolio. This decrease in the cost of long-term debt followed a significant increase in 2001 ($1,488,000 vs. $937,000 in 2000). Much of the increase in 2001 resulted from early repayment penalties paid by the Bank to refinance a portion of its long-term debt with the FHLB.

Noninterest Income

Noninterest income is becoming an increasingly important factor in maintaining profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). Gross revenue for FMFS increased
$38,000. This increase was a combination of greater levels of commissions from its partnerships in Bankers Title Shenandoah, LLC, Bankers Insurance, LLC and from sales of investment products through UVEST Financial Services. Sales of credit life and accident & health insurance continue to increase with the growth of the consumer loan portfolio. Credit life and accident & health sales have more than doubled since 1998 when a sales incentive program was introduced for loan officers. At that same time changes were made in the health screening questionnaire for these credit insurance products. The result has been a reduction by over 50% in claims paid on these products.

Exclusive of securities gains and losses, overall noninterest income increased 19.21% in 2002 from 2001 and 11.51% in 2001 versus 2000. Investments in bank owned life insurance (BOLI) on key executives of the Company resulted in tax-free revenues of $130,000 in 2002. This revenue should almost double in 2003 as the Bank has recently acquired more BOLI on a larger group of Bank officers.

In an effort to generate more fee income, the Bank opened a mortgage and investments office in Harrisonburg, Virginia during December 2002. The office employs three people, all of whom have previous experience in mortgage lending or investments at other institutions in the Harrisonburg area.

In 2002, the Company suffered its first year of net securities losses since 1991. Losses in 2002 totaled $182,430, and were the result of the Company writing down the carrying value of several of its equity holdings. Based on current market conditions, historical trends of the individual securities and trends during previous increasing and declining markets, management determined that several holdings met the definition of impairment. The write downs were based on management's expectations of potential total returns from dividend reinvestment and price appreciation over a reasonable holding period (five years). This analysis resulted in a total write down of $503,000 affecting five equities held by the Company.

Noninterest Expense

Noninterest expenses increased from $5,728,000 in 2001 to $6,448,000 in 2002. Salary and benefits increased 13.67% to $3,601,000 in 2002, and 13.77% in 2001 compared to 2000. The increase in salaries and benefits in 2002 was primarily the result of a full year of salaries and benefits for the Shenandoah County offices, which were acquired in 2001, and higher insurance and pension costs. The 2001 increase included ten months of salaries and benefits for the Shenandoah County offices.

Occupancy and equipment expense increased $46,000 (7.18%) in 2002. This includes a full year of expenses in Shenandoah County as well as a full year of depreciation on the remodeled Broadway office. The increase of 28.38% in 2001 also resulted from additional depreciation of the remodeled Broadway office, as well as expenses related to the newly acquired Edinburg and Woodstock Offices.

Other operating expense increased $269,000 in 2002, following a $549,000 increase in 2001. Much of the increase can be traced to the Bank's expansion into Shenandoah County, including greater advertising costs, contributions, telephone, and data communications related expenses. The Bank franchise tax (which is a tax based on capital of the Bank), increased substantially as a result of additional contributed capital from the Company to the Bank to support the branch acquisition. Also increasing were fees paid for training and technology consultants who are under contracts that began mid-year 2001.

Although noninterest expenses have increased substantially in both 2002 and 2001, they have actually declined slightly as a percentage of average assets; 2.22%, 2.24% and 2.25% in 2002, 2001, and 2000, respectively. The Company continues to compare very favorably to its peer group which average approximately 3.10% over the same time period.

The expense of intangibles amortization decreased slightly as the Bank changed assumptions with the implementation of FAS 142.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $204,000 in 2001 to $387,000 in 2002. Actual loan charge-offs were $199,000 in 2002 and $107,000 in 2001. Loan losses as a percentage of average loans totaled .10% in 2002 and .06% in 2001, respectively. Losses continue at approximately one-third that of the Bank's peer group average.

Balance Sheet

Total assets increased 11.12% during the year to $303,149,000, an increase of $30,476,000 from $272,673,000 in 2001. Earning assets increased 10.64% or
$27,112,000 to $281,924,000 at December 31, 2002. In 2001, earning assets increased $56,232,000 following the February acquisition of two branch offices from First Union National Bank, one each in Edinburg and Woodstock, Virginia. These offices became the Bank's first venture outside Rockingham County, Virginia and also its first branch acquisition. The acquisition included deposits totaling $37,244,000, and loans totaling $9,800,000. The Woodstock facility was also purchased at a cost of $625,000, while the Edinburg facility is leased. Equipment and fixtures acquired as part of the transaction totaled $55,000. The cost of deposit intangibles, goodwill and other acquisition costs totaled $5,472,000. These costs are being amortized using the straight-line method over a ten-year period. Other acquisition costs include legal, accounting, investment advisory and data conversion support by both First Union and the Bank's core software vendor.

Investment Securities

Average balances in investment securities increased 28.62% in 2002 to $53,607,000. This increase was funded by the decline of short-term investments received in the branch acquisition and from normal growth in the Bank's deposit base. The Company maintains a high level of earning assets as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Securities

The composition of securities at December 31 was:

(Dollars in thousands)                              2002      2001        2000

Available for Sale:1
     U.S. Treasury and Agency                     $38,475   $29,428    $ 15,418
     Mortgage-backed2                               5,069     7,922       1,840
     Corporate bonds                               11,338    10,402       9,480
     Marketable equity securities                   8,026    10,500      11,942
                                                   ------    ------     -------
       Total                                       62,908    58,252      38,680

Held to Maturity and Other Equity Investments:
     U.S. Treasury and Agency                         110       111       1,109
     Corporate bonds                                1,767     1,772       1,777
     Other equity investments                       4,817     3,852       3,757
                                                   ------     -----      ------
       Total                                        6,694     5,735       6,643
                                                   ------     -----       -----
Total Securities                                  $69,602   $63,987    $ 45,323
                                                   ======    ======      ======
1    At estimated fair value.
2 Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2002 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.


                                                Years to Maturity
----------------------------------------------------------------------------------------------
                            Less               One to             Over
-----------------------------------------------------------------------------------------------
(Dollars in thousands)    than one              Five              Five
-----------------------------------------------------------------------------------------------
                      Amount   Yield      Amount   Yield    Amount     Yield     Total     Yield


Debt Securities
Available
for Sale:
  U.S. Treasury &
    Agency            $27,205    2.59%   $11,270    4.17%   $                    $38,475    3.05%
  Mortgage-backed                                              5,069     5.13      5,069    5.13
  Corporate bonds       4,567    6.22      6,285    6.27         486     7.38     11,338    6.30
                      --------          ---------           --------            --------
    Total             $31,772    3.11%   $17,555    4.92%   $  5,555     5.33%   $54,882    3.91%
                     -------             -------               -----            -------


Debt Securities Held to
Maturity:
  U.S. Treasury &
    Agency            $   110    5.20%   $              %   $                %   $   110    5.20%
  Corporate bonds                          1,767    6.15                           1,767    6.21
                       ------             -------            ----------           ------

    Total             $   110    5.20%   $ 1,767    6.15%   $             n/a    $ 1,877    6.15%
                       ======             =======             ========            ======



Analysis of Loan Portfolio

The Company's loan portfolio totaled $201,980,000 at December 31, 2002 compared with $176,625,000 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

Commercial loans, including agricultural loans, increased 14.45% during 2002 to $47,218,000. Real estate mortgages increased 12.49% to $118,453,000, while construction loans increased $6,538,000 or 118.43%. Consumer installment loans were down slightly at $22,704,000, a decrease attributable to aggressive auto financing packages offered throughout the year by the major auto manufacturers. Credit card balances increased $129,000 to $1,477,000.

The following table presents the changes in the loan portfolio over the previous five years.

                                        December 31
----------------------------------------------------------------------------

(Dollars in thousands)      2002        2001        2000        1999       1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Real estate - mortgage    $118,453    $105,305    $ 92,464    $ 84,019   $78,349
Real estate - construction  12,059       5,521       4,372       5,481     4,376
Consumer installment        22,704      23,106      20,927      18,082    17,125
Commercial                  35,769      28,552      25,628      22,880    21,478
Agricultural                10,966      11,835       6,656       8,392     8,670
Multi-family residential       484         869         703         414     1,419
Credit cards                 1,477       1,348       1,249       1,016       832
Other loans                     68          89          36          34        52
                             -----      ------       -----      ------    ------

Total Loans               $201,980    $176,625    $152,035    $140,318  $132,301
                          --------    --------    --------    --------   -------


The following table shows the Company's loan maturity and interest rate sensitivity as of December 31, 2002:


                                   Less Than    1-5       Over
(Dollars in thousands)              1 Year     Years     5 Years     Total
------------------------------------------------------------------------------

Commercial and
  agricultural loans              $  30,464  $ 15,627   $  1,127   $ 47,218
Real Estate - mortgage               14,212    65,158     39,083    118,453
Real Estate - construction           12,059                          12,059
Consumer - installment/other          2,778    21,472                24,250
------------------------------------------------------------------------------

Total                             $  59,513  $102,257   $ 40,210   $201,980
------------------------------------------------------------------------------


Loans with predetermined rates    $   4,204  $ 29,382   $ 24,321   $ 57,907
Loans with variable or
  adjustable rates                   55,309    72,875     15,889    144,073
------------------------------------------------------------------------------

Total                             $  59,513  $102,257   $ 40,210   $201,980
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During 2002, a mild strain of Avian Influenza (AI) affected many poultry growers in the area. This strain of AI resulted in the birds being underweight, and could only be eliminated by destroying the flocks and allowing the house to remain empty for a period of several weeks. The Bank had several customers that were affected. Some were able to continue required payments due to other sources of income, while a few required interest only payments or advances on lines of credit for several months. Federal assistance checks were received in late 2002 or early 2003 and all growers are now back in full production.

During recent years, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 2% and 5% annually depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company's market area continue to be below both the national and state averages. The national economic slowdown that has resulted since the September 11th tragedies has not had a significant impact within the local area and as yet does not appear to be the cause of increased loan delinquencies.

Nonaccrual and Past Due Loans

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

                                                      December 31,
-------------------------------------------------------------------------------
(Dollars in thousands)            2002    2001       2000       1999      1998
-------------------------------------------------------------------------------

Nonaccruing loans                 None    None     $    664     None      None
Loans past due 90 days or more    2,594  $1,096    $    421   $1,917      $2,059
Percentage to total loans          1.28%    .62%        .71%    1.37%      1.56%

Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. Past due loans at December 31, 2002 include loans to two commercial customers, in cyclical businesses, with balances totaling $1,705,000. These loans were all brought current during the month of February 2003. Excluding these relationships, past due loans at December 31, 2002 equaled .44% of total loans. At December 31, 2002, 2001 and 2000, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information, which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2002, management is not aware of any potential problem loans, which are not already classified for regulatory purposes or classified substandard or watch as part of the Bank's internal grading system.

Loan Concentrations

At December 31, 2002, no industry category exceeded ten percent of total loans.

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under FAS 114. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under FAS 5.

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

The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical loss rates over the prior five years. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.

All potential losses are evaluated within a range of low to high. An unallocated reserve has been established to reflect other unidentified losses within the portfolio. It helps to offset the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events (ie. Avian influenza). The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $1,477,000 at December 30, 2002 is equal to ..73% of total loans. This compares to an allowance of $1,289,000 (.73%) at December 31, 2001. Although management has increased its funding of the reserve during 2002, due to the rapid growth in the portfolio and an increase in charge offs, the overall level of the allowance remains well below the peer group average of 1.34%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately eight years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Loan losses, net of recoveries, total $199,000, which is equivalent to .10% of total loans. In recent years the company has had an average loss rate of .09% which is approximately one-third the loss rate of its peer group.

Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)                 2002    2001     2000      1999     1998
------------------------------------------------------------------------------

Balance at beginning of period        $1,289   $1,108  $1,090     $1,162  $1,121
Provision charged to expenses            387      204     123        140     110
Other adjustments                                  84
Loan losses:
    Commercial                            20       22      21        107       4
    Installment                          249      138     125        150     170
    Real estate                           31                2          2
--------------------------------------------------------------------------------
    Total loan losses                    300      160     148        259     174
Recoveries:
    Commercial                            28        3       3          5       7
    Installment                           73       49      39         40      98
    Real Estate                                     1       1          2
-------------------------------------------------------------------------------
    Total recoveries                     101       53      43         47     105
Net loan losses                          199      107     105        212      69
-------------------------------------------------------------------------------

Balance at end of period              $1,477   $1,289  $1,108     $1,090  $1,162
------------------------------------------------------------------------------

Allowance for loan losses
    as a percentage of loans            .73%    .73%     .73%       .78%   .88%

Net loan losses to average loans
    outstanding                         .10%    .06%     .07%       .16%   .05%

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

The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:




                                      at December 31
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)2002          2001              2000                1999              1998
---------------------------------------------------------------------------------------------------------
                      Percent          Percent            Percent             Percent             Percent
                       of                 of                of                   of                 of
              Amount  Loans    Amount   Loans    Amount   Loans      Amount    Loans     Amount    Loans
----------------------------------------------------------------------------------------------------------

Commercial  $   443    23     $451         23%  $   332       25%     $327       26%     $  392     27%
Real estate     369    65      323         63       277       61       327       60         350     59
Installment     591    12      451         14       333       14       273       14         260     14
Unallocated      74             64                  166                163                  160
-----------------------------------------------------------------------------------------------------

Total       $ 1,477   100%  $1,289        100%   $1,108      100%   $1,090      100%     $1,162    100%

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2002 of 9.60%. The Bank experienced an increase in all account types. Rates of interest were falling throughout all of 2002 and, with the exception of advertising a free checking account, the Bank did not have any special promotions to generate its deposit growth. Management believes that economic uncertainty and the volatility of the stock market contributed to the growth in deposits.

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. Beginning in 2001 the Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. Typically this has been done to meet loan demand or if liquidity was sufficient, the Bank has reinvested these deposits in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $18,955,000 at December 31, 2002. The maturity distribution of these certificates is as follows:

(Dollars in thousands)                       2002         2001
--------------------------------------------------------------------------

                 Less than 3 months       $   2,427      $  4,376
                 3 to 12 months               8,573         9,105
                 1 year to 5 years            7,955         4,006
                                         ----------     ---------

                   Total                 $   18,955      $  17,487
                                          =========     ==========

Non-deposit borrowings include repurchase agreements, federal funds purchased and long-term debt obtained through the Federal Home Loan Bank and SunTrust Bank. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.

Borrowings from the Federal Home Loan Bank are used to support the Bank's mortgage lending program and allow the Bank to offer longer-term mortgages. During 2002, the Bank borrowed an additional $15,000,000 from the FHLB to support the demand for longer-term mortgages. Quarterly installment payments on FHLB debt totaled $5,337,000, resulting in a net increase of $9,663,000 owed to the FHLB. These loans carry an average rate of approximately 4.61% at year end 2002. During 2001, the Bank paid off approximately $8,500,000 in FHLB debt with a combination of liquid assets and a new loan of $6,000,000. This refinancing allowed the Bank to reposition its cash flows to more closely match payments received on customer mortgages. It also reduced the amount of low yielding liquid assets which the Bank held while paying off higher rate obligations.

Stockholder's Equity

Total stockholders' equity increased $944,000 or 3.3% in 2002. Earnings retained from operations were the primary source of the increase. As of December 31, 2002, the book value per share was $12.19 compared to $11.74 as of December 31, 2001. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At

Management's Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2002, the Company had Tier I capital of 13.67% of risk weighted assets and combined Tier I and II capital of 14.48% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2002, the Company reported a leverage ratio of 8.76%. The Bank's leverage ratio was also substantially above the minimum.

Market Risk Management

Most of the Company's net income is dependent on the Bank's net interest income. As the rapid change in short-term interest rates demonstrated in 2001, net interest income is subject to interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. In 2001 for example, interest-earning assets repriced much more quickly than interest bearing liabilities; this resulted in a decrease in the net interest margin compared to 2000. During 2002, the net interest margin increased as the interest bearing liabilities matured and repriced at significantly lower levels. Net interest income is also affected by changes in the mix of funding that supports earning assets. For example, higher levels of non-interest bearing demand deposits and leveraging earning assets by funding with stockholder's equity would result in greater levels of net interest income than if most of the earning assets were funded with higher cost interest-bearing liabilities, such as certificates of deposit.

Liquidity as of December 31, 2002 is very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Bank used funds received in the 2001 branch acquisition, maturing investments, and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank also provides liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2002. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of 2.76% of total earning assets. Approximately 36% of rate sensitive assets and 45% of rate sensitive liabilities are subject to repricing within one year. The one-year cumulative GAP narrowed during 2002, as the Bank held more short-term liquid assets. With rates falling throughout 2002, the Investment Committee and management choose to not reinvest bond maturities, loan repayments and cash in longer-term investments. Management believes that remaining liquid and keeping investments short-term in nature will allow it to achieve greater earnings in the future when rates stabilize at higher levels.

The following GAP analysis shows the time frames from December 31, 2002, in which the Company's assets and liabilities are subject to repricing:

                           1-90    91-365    1-5      Over 5      Not      Total
 (Dollars in thousands)    Days     Days    Years     Years    Classified

Rate Sensitive Assets:
  Loans                  $44,787  $14,726  $102,257   $40,210          $201,980
  Investments
    securities            14,503   17,379    19,322     5,555    8,026   64,785
  Federal Funds Sold       4,476                                          4,476
  Interest bearing
    bank deposits          2,297    2,776       793                       5,866
-------------------------------------------------------------------------------
    Total                $66,063  $34,881  $122,372   $45,765  $ 8,026 $277,107


Rate Sensitive
Liabilities:
    Interest bearing
      demand deposits              10,328    19,314     4,493            34,135
    Savings                         8,332    24,997     8,332            41,661
    Certificates of
      deposit
      $100,000 and over    2,427    8,573     7,955                      18,955
    Other certificates
      of deposit          21,692   40,416    28,416    13,563           104,087
-------------------------------------------------------------------------------
      Total Deposits      24,119   67,649    80,682    26,388           198,838
  Short-term debt          8,308                                          8,308
  Long-term debt           2,775    5,753    22,391     1,393            32,312
-------------------------------------------------------------------------------
      Total               35,202   73,402   103,073    27,781           239,458
-------------------------------------------------------------------------------

Discrete Gap              30,861  (38,521)   19,299    17,984    8,026   37,649
-------------------------------------------------------------------------------
Cumulative Gap            30,861   (7,660)   11,639    29,623   37,649
-------------------------------------------------------------------------------
As a % of Earning Assets   11.11%  (2.76%)    4.20%     10.69%   13.59%
-------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. SOP No. 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company's consolidated financial statements.

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, Business Combinations, and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS No. 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the

Management's Discussion and Analysis of Financial Condition and Results of Operations

Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

Quarterly Results

The table below lists the Company's quarterly performance for the years ended December 31, 2002 and 2001:

                                                2002
                                              ------------
Dollars in thousands    Fourth      Third       Second       First      Total
                      --------   --------   ---------     --------     --------


Interest Income       $ 4,538     $ 4,499     $ 4,490       $ 4,319    $17,846
Interest Expense        1,756       1,803       1,893         1,938      7,390

Net Interest Income     2,782       2,696       2,597         2,381     10,456
Provision For Loan        106         107         107            67        387
Losses
Net Interest Income     2,676       2,589       2,490         2,314     10,069
After Provision
Non-Interest Income      (341)        386         755           398      1,198
Non-Interest Expense    1,729       1,564       1,573         1,582      6,448

Income before taxes       606       1,411       1,672         1,130      4,819
Income Tax Expense         60         403         511           341      1,315

Net Income              $ 546     $ 1,008     $ 1,161         $ 789    $ 3,504

Net Income Per Share    $ .22     $   .42     $   .48         $ .32    $  1.44


                                                2001
                                           ------------
                        Fourth       Third     Second         First     Total
                      ---------   -------   --------      -----------   --------

Interest Income        $ 4,457    $ 4,504     $ 4,565       $ 4,155    $17,681
Interest Expense         2,543      2,336       2,454         2,161      9,494
Net Interest Income      1,914      2,168       2,111         1,994      8,187
Provision                   67         68          38            31        204

Net Interest Income      1,847      2,100       2,073         1,963      7,983
After Provision
Non-Interest Income        239        293         406         1,472      2,410
Non-Interest Expense     1,534      1,435       1,434         1,325      5,728

Income Before Taxes        552        958       1,045         2,110      4,665
Income Tax Expense         129        307         314           684      1,434

Net Income               $ 423      $ 651       $ 731       $ 1,426     $3,231

Net Income Per Share     $ .17      $ .27       $ .30       $   .59     $ 1.33


The fourth quarter results in 2002 include a $503,000 pre-tax write down on securities that Management determined were impaired. During the fourth quarter of 2001, the Company incurred pre-tax prepayment penalties of $359,000 to refinance a portion of its FHLB debt.

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets
                                                           December 31,
ASSETS                                                 2002          2001
                                                  --------------  ---------

Cash and due from banks (notes 3 and 13)           $ 6,017,446   $5,363,722
Interest bearing deposits (note 13)                  5,886,439   14,198,842
Federal funds sold                                   4,476,000
Securities -
   Held to maturity - fair value of $1,905,012
     in 2002 and
     $1,944,405 in 2001 (note 4)                     1,877,258    1,882,781
   Available for sale (note 4)                      62,908,016   58,252,017
   Other investments (note 4)                        4,816,386    3,852,394

Loans (notes 5 and 13)                             201,979,842   176,625,383
   Less allowance for loan losses (note 6)          (1,477,007)  (1,288,506)
                                                   ------------  -----------

   Net Loans                                       200,502,835   175,336,877

Bank premises and equipment, net (note 7)            4,485,813    4,411,526
Other real estate                                      719,268      566,966
Interest receivable                                  1,655,122    1,541,541
Core deposit intangible (notes 2 and 20)             2,253,525    2,529,467
Goodwill (notes 2 and 20)                            2,638,677    2,638,677
Bank owned life insurance (note 21)                  2,302,655
Other assets                                         2,609,469    2,097,959
                                                   -----------    ---------

   Total Assets                                    303,148,909 $272,672,769
                                                   ===========  ===========

LIABILITIES

Deposits:
   Noninterest bearing                              29,445,922  $25,740,570
   Interest bearing:
     Demand                                         22,464,540   20,485,481
     Money market accounts                          11,669,676    9,249,751
     Savings                                        41,661,219   34,787,009
     Time deposits over $100,000 (note 8)           18,955,379   17,487,077
     All other time deposits (note 8)              104,087,160  100,528,887
                                                   -----------  -----------

   Total Deposits                                  228,283,896  208,278,775
                                                   -----------   -----------

Short-term debt (note 9)                             8,308,382   10,695,695
Accrued liabilities                                  4,703,427    4,118,402
Long-term debt (note 10)                            32,312,024   20,982,698
                                                   -----------    ----------

   Total Liabilities                               273,607,729  244,075,570
                                                   -----------    -----------

STOCKHOLDERS' EQUITY

Common stock $5 par value, 3,000,000 shares
authorized, 2,423,678 and 2,438,563
shares issued and outstanding,
for 2002 and 2001, respectively                     12,118,390   12,192,815
Capital surplus                                        302,795      525,015
Retained earnings (note 16)                         17,390,478   15,488,406
Accumulated other comprehensive income (loss)         (270,483)     390,963
                                                   ------------   ---------

   Total Stockholders' Equity                       29,541,180   28,597,199
                                                   -----------    ----------

   Total Liabilities and Stockholders' Equity      303,148,909 $272,672,769
                                                   ===========   ===========



        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income
                                               Years Ended December 31,
                                             2002         2001       2000
                                        -------------------------- --------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans             14,846,527  $14,162,330 $12,920,610
   Interest on deposits and federal
     funds sold                              438,330    1,163,750      62,510
   Interest on debt securities             2,004,119    1,837,897   1,980,466
   Dividends on equity securities            557,470      517,435     545,654
                                           ---------    --------    --------

   Total Interest and Dividend Income     17,846,446   17,681,412  15,509,240
                                          ----------   ----------  ----------

INTEREST EXPENSE:
   Interest on demand deposits               306,730      435,919     466,086
   Interest on savings deposits              710,489      873,462     944,232
   Interest on time deposits over $100,000   657,069      723,697     462,019
   Interest on all other time deposits     4,240,390    5,661,394   4,102,688
                                          ---------    ---------   ---------

   Total interest on deposits              5,914,678    7,694,472   5,975,025
   Interest on short-term debt               103,951      311,240     498,846
   Interest on long-term debt              1,371,774    1,488,569     936,822
                                          ---------    ---------   --------

   Total Interest Expense                  7,390,403    9,494,281   7,410,693
                                          ---------    ---------   ---------

NET INTEREST INCOME                       10,456,043    8,187,131   8,098,547
                                          ----------   ---------   ---------

PROVISION FOR LOAN LOSSES (note 6)           387,000      204,000     123,000
                                          ---------    --------    --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              10,069,043    7,983,131   7,975,547
                                          ----------   ---------   ---------

NONINTEREST INCOME:
   Service charges on deposit accounts       716,590      674,366     554,685
   Insurance and other commissions           209,579      141,116     143,682
   Other operating income                    453,587      341,969     339,582
   Gain (loss) on security transactions
     (note 4)                               (182,430)   1,252,500     769,704
                                            ---------  ---------    ---------


   Total Noninterest Income                1,197,326    2,409,951   1,807,653
                                          ---------    ---------   ---------

NONINTEREST EXPENSES:
   Salaries                                2,853,483    2,473,605   2,120,549
   Employee benefits (note 12)               747,074      693,933     663,704
   Occupancy expense                         337,038      324,092     215,312
   Equipment expense                         350,701      317,597     284,514
   Amortization of intangibles
     (notes 2 and 20)                        275,942      304,008
   Other operating expenses                1,883,657    1,614,519   1,369,139
                                          ---------    ---------   ---------

   Total Noninterest Expenses              6,447,895    5,727,754   4,653,218
                                          ---------    ---------   ---------

   Income before Income Taxes              4,818,474    4,665,328   5,129,982

INCOME TAX EXPENSE (note 11)               1,314,579    1,434,798   1,486,097
                                          ---------    ---------   ---------

   NET INCOME                             $3,503,895   $3,230,530  $3,643,885
                                          ==========  ==========  ==========

PER SHARE DATA
   NET INCOME                             $    1.44    $    1.33   $    1.49
                                          =========    ========    ========

   CASH DIVIDENDS                               .66    $     .63   $     .59
                                          =========    ========    ========

AVERAGE COMMON SHARES OUTSTANDING         2,428,722    2,430,993   2,445,509
                                          =========    =========   =========


        The accompanying notes are an integral part of this statement.

Consolidated Statements of Changes in Stockholders' Equity


                                                                               Accumulated
                                                                                 Other
                                 Common        Capital      Retained         Comprehensive
                                  Stock        Surplus      Earnings           Income (Loss)    Total



BALANCE - December 31, 1999     $12,279,810   $ 868,132     $11,587,061       $  551,393     $25,286,396

Comprehensive Income:
   Net income                                                 3,643,885                        3,643,885
Net change in other
     comprehensive income(note 2)                                                209,876         209,876
                                                                                                --------

Comprehensive Income                                                                           3,853,761

Dividends on common stock                                    (1,440,318)                      (1,440,318)
Shares repurchased (22,589
  shares)                          (112,945)   (388,664)                                        (501,609)
                                   --------    -----------    ---------          ------           ------

BALANCE - December 31, 2000      12,166,865     479,468      13,790,628          761,269      27,198,230

Comprehensive Income:
   Net income                                                 3,230,530                        3,230,530
   Net change in other
    comprehensive income(note 2)                                                (370,306)       (370,306)
                                                                                               ---------

Comprehensive Income                                                                           2,860,224

Dividends on common stock                                    (1,532,752)                      (1,532,752)
Shares sold to ESOP (9,000)          45,000     110,250                                          155,250
Shares repurchased (3,810 shares)   (19,050)    (64,703)                                         (83,753)
                                   ----------  ----------    -----------        ----------        ------

BALANCE - December 31, 2001      12,192,815     525,015      15,488,406          390,963      28,597,199

Comprehensive Income:
   Net income                                                 3,503,895                        3,503,895
   Net change in other
     comprehensive income (note 2)                                              (661,446)       (661,446)

Comprehensive Income                                                                           2,842,449

Dividends on common stock                                    (1,601,823)                      (1,601,823)
Shares repurchased (14,885
   shares)                          (74,425)   (222,220)                                        (296,645)
                                   --------   -----------     ---------          ------            ------


BALANCE - December 31, 2002     $12,118,390    $302,795     $17,390,478       $ (270,483)    $29,541,180
                                 ============ ========      ===========       ===========      =========


                 The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows

                                               Years Ended December 31,
                                             2002          2001         2000
                                        ----------------------------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             3,503,895   $3,230,530  $3,643,885
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       (Gain) loss on sale of securities    182,430   (1,252,500)   (769,704)
       Depreciation                         347,867      308,152     257,586
       Amortization of security premiums    125,412       40,266      19,222
       Provision for loan losses            387,000      204,000     123,000
       Provision for deferred taxes        (240,106)     (43,982)    (90,867)
       Increase in interest receivable     (113,581)     (60,509)   (108,325)
       Increase (decrease) in other assets (178,301)      51,166    (514,236)
       Increase (decrease) in accrued
         expenses                           757,679       84,173     (52,373)
       Amortization of limited partnership
         investments                        255,850      218,804     360,893
       Amortization of intangibles          275,942      304,008
       Income from life insurance
         investment                        (130,531)
       (Gain) loss on sale of other
         real estate                         22,161      (21,484)
                                           ---------   -----------   --------

   Net Cash Provided by Operating
       Activities                         5,195,717    3,062,624   2,869,081
                                          ---------     --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest bearing bank
       deposits                           8,312,403  (13,886,318)    149,603
   Net (increase) decrease in federal
       funds sold                        (4,476,000)     909,000    (909,000)
   Proceeds from maturities of securities
     held to maturity                                 20,100,747   1,430,967
   Proceeds from maturities of
     securities available for sale       25,794,446   40,828,490   3,326,438
   Proceeds from sales of securities
     available for sale                   5,062,045    3,051,910   2,185,135
   Purchases of securities held to maturity          (19,990,333)     (6,771)
   Purchases of securities available
     for sale                           (37,983,540) (62,216,028) (7,233,362)
   Net increase in loans                (25,748,188) (24,955,943)(11,822,428)
   Purchase of life insurance            (2,172,124)
   Purchase of property and equipment      (330,302)  (1,072,265)   (225,456)
   Purchase of other real estate           (243,204)
   Construction in progress payments        (91,850)                (578,586)
   Purchase of intangible assets                      (5,472,152)
   Sale of other real estate                263,970      138,774      79,489
                                          ---------    --------    --------

   Net Cash Used in Investing Activities(31,612,344) (62,564,118)(13,603,971)
                                          ---------    ---------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings
     deposits                            14,978,546   24,893,136  (2,538,209)
   Net increase in time deposits          5,026,575   31,031,240  15,385,656
   Net change in short-term debt         (2,387,313)   1,997,660     978,666
   Dividends paid in cash                (1,580,138)  (1,532,752) (1,419,147)
   Proceeds from long-term debt          18,000,000   13,000,000   1,000,000
   Payments to repurchase common stock     (296,645)     (83,753)   (501,609)
   Proceeds from issuance of common stock                155,250
   Repayments of long-term debt          (6,670,674)  (8,403,140) (3,162,438)
                                          -----------  -----------   --------


   Net Cash Provided by Financing
     Activities                          27,070,351   61,057,641   9,742,919
                                         ---------  -------------   ----------


Net Increase (decrease)  in Cash and
  Cash Equivalents                          653,724    1,556,147    (991,971)

Cash and Cash Equivalents, Beginning
  of Year                                 5,363,722    3,807,575   4,799,546
                                           ======== ============ ============


Cash and Cash Equivalents, End of Year    6,017,446   $5,363,722  $3,807,575
                                          =========    =========   =========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                    $7,538,614   $9,458,909  $7,218,051
     Income taxes                         1,100,000    1,050,000   1,322,000

        The accompanying notes are an integral part of this statement

Notes to the Consolidated Financial Statements

NOTE 1    NATURE OF OPERATIONS:

F & M Bank Corp. ("Company"), through its subsidiary Farmers & Merchants Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham County, Virginia, and the adjacent counties of Page, Shenandoah and Augusta. Services are provided at eight branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.


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

Use of Estimates in the Preparation of Financial Statements

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements;
actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes are the determination of the allowance for loan losses, which is sensitive to changes in local and national economic conditions, and the other than temporary impairment of investments in the investment portfolio.

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

Notes to the Consolidated Financial Statements

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Nonaccrual Loans

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposits, net of amortization amounted to $2,254,000 and $2,530,000 at December 31, 2002 and 2001, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill is included in other assets and totaled $2,639,000 at December 31, 2002 and 2001. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2002. Application of the nonamortization provisions of the Statement resulted in additional net income of $190,000 for the year ended December 31, 2002.

Pension Plans

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, estimated normal return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2002, 2001 and 2000 were $139,527, $141,461 and $116,668 respectively.

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

The components of other comprehensive income and related tax effects are as follows:

                                                Years Ended December 31,
             Changes in:                      2002        2001        2000
                                              ----        ----        ----
             Unrealized holding gain (loss)
                 on interest rate swap       4,137    (30,106)

             Unrealized holding gains (losses)
                 on available-for-sale
                 securities             (1,141,553) $ 698,279    $ 1,134,127
             Reclassification adjustment for
                 gains (losses) realized
                 in income                 182,430 (1,252,500)      (769,704)
                                           ------- ----------  --------------


             Net Unrealized Gains (Losses)(954,986)  (584,327)       364,423
             Tax effect                    293,540    214,021       (154,547)
                                          ---------    --------    ---------

             Net Change                   (661,446) $(370,306)     $ 209,876
                                          ==========   =========   ========

Notes to the Consolidated Financial Statements

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding.

NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $ 1,005,000 and $764,000 for the years ended December 31, 2002 and 2001, respectively.


NOTE 4    INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized Unrealized     Fair
                                 Cost         Gains      Losses      Value
                              ----------   -----------------------  ----------


          December 31, 2002
          U. S. Treasuries
            and Agencies      $  110,000  $           $           $  110,000
          Corporate bonds     $1,767,258  $  27,754   $           $1,795,012
                              ----------  ---------   ---------   ----------

            Total Securities
              Held to Maturity$1,877,258  $  27,754   $           $1,905,012
                               =========   ========    ========    =========

          December 31, 2001
          U. S. Treasuries
            and Agencies      $  110,465  $   3,385   $           $  113,850
          Corporate bonds      1,772,316     58,239                1,830,555
                               ---------   --------   ---------    ---------

            Total Securities
              Held to Maturity$1,882,781  $  61,624   $           $1,944,405
                               =========   ========    ========    =========

The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2002
          U.S. Agencies      $38,023,227 $  453,565   $   1,834  $38,474,958
          Mortgage-backed
            obligations of
            federal agencies   5,033,202     36,371         708    5,068,865
          Marketable equities  9,103,662    488,951   1,566,930    8,025,683
          Corporate bonds     11,088,828    263,682      14,000   11,338,510
                               ----------  --------    --------    ----------

            Total Securities
              Available for
              Sale           $63,248,919 $1,242,569  $1,583,472  $62,908,016
                               ==========  =========   =========   ==========

          December 31, 2001
          U.S. Treasuries and $29,097,413 $ 332,543   $   2,189   $29,427,767
            Agencies
          Mortgage-backed       7,853,039    68,966         436     7,921,569
            obligations of
            federal agencies
          Marketable equities  10,682,587 1,411,532   1,594,000    10,500,119
          Corporate bonds      10,012,271   390,291                10,402,562
                               ----------  --------    --------    ----------

            Total Securities
              Available for
              Sale            $57,645,310$2,203,332  $1,596,625   $58,252,017
                               ==========  =========   =========   ==========

The amortized cost and fair value of securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       Securities Held to MaturitySecurities Available for Sale
                       --------------------------------------------------------
                               Amortized     Fair      Amortized     Fair
                                  Cost       Value       Cost        Value

          Due in one year or
            less              $1,110,000  $1,113,700  $31,500,474 $31,773,269
          Due after one year
            through five years   767,258     791,312   22,644,783  23,109,064
                              ---------   ----------  ----------  -------------


            Total              1,877,258   1,905,012   54,145,257  54,882,333

          Marketable equities                           9,103,662   8,025,683
                               --------    --------    ---------   ---------

                              $1,877,258  $1,905,012  $63,248,919 $62,908,016
                               =========   =========   ==========  ==========

Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 2002, 2001 or 2000. Gains and losses on marketable equity transactions are summarized below:

                                            2002        2001         2000
                                        ------------------------   ------

          Gains                             318,354   $1,283,189  $ 798,563
          Losses                            500,784       30,689     28,859
                                          ---------    --------    --------

            Net Gains                     $(182,430)  $1,252,500  $ 769,704
                                           =========   =========   ========

Based on a review of its portfolio, the Company wrote down the carrying basis of five of its equity holdings by $503,034 as of December 31, 2002. This write down was a result of management's evaluation and determination that these assets met the definition for impairment under SFAS 115.

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $ 23,487,000 at December 31, 2002 and $19,341,000 at December 31, 2001. The Company has pledged $5,882,000 of equity securities to secure the $5,000,000 in loans it obtained from SunTrust Bank (see note 10).

There were no state or political subdivision obligations of a single issuer that exceeded 10% of stockholders' equity at December 31, 2002, 2001 or 2000

Notes to the Consolidated Financial Statements

Other investments consist of investments in seven low-income housing and historic equity partnerships (carrying basis of $2,794,714) and stock in the Federal Home Loan Bank, Community Bankers Bank, Federal Reserve Bank, Shenandoah Title, LLC and Virginia Bankers' Insurance Center, LLC (carrying basis of $2,021,672). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2002.

At December 31, 2002, the Company was committed to invest an additional $2,853,922 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

NOTE 5    LOANS:

Loans outstanding as of December 31 are summarized as follows:

                                                       2002        2001
                                                 --------------  ---------
          Real Estate
            Construction                           $12,059,185  $ 5,520,815
            Mortgage                               118,453,009  105,304,862
          Commercial and agricultural               47,218,287   41,256,218
          Installment                               22,703,677   23,106,243
          Credit cards                               1,477,436    1,348,372
          Other                                         68,248       88,873
                                                    ----------  ----------

            Total                                 $201,979,842 $176,625,383
                                                    ===========   ========


The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $32,914,047 and $22,923,410 as of December 31, 2002 and 2001, respectively.

NOTE 6    ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             2002        2001       2000
                                         ------------------------ --------

          Balance, beginning of year     $1,288,506  $1,107,917  $1,090,262
          Other adjustments                              84,000
          Provision charged to operating
             expenses                       387,000     204,000     123,000
          Loan recoveries                   100,985      52,848      42,697
          Loans charged off                (299,484)   (160,259)   (148,042)
                                          ----------  ----------  ---------

            Balance, End of Year         $1,477,007  $1,288,506  $1,107,917
                                          =========   =========   =========

          Percentage of gross loans             .73%        .73%      .73%

NOTE 7    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

                                                   2002         2001
                                              --------------  ---------

          Land                                  $   549,723 $   549,723
          Buildings and improvements              4,090,723   3,957,920
          Furniture and equipment                 2,973,131   2,683,780
                                                 ----------  ----------

                                                  7,613,577   7,191,423
          Less - accumulated depreciation        (3,127,764) (2,779,897)
                                                 -----------  --------

             Net                                $ 4,485,813 $ 4,411,526
                                                  ==========  =========

Provisions for depreciation of $347,687 in 2002, $ 308,152 in 2001, and $257,586 in 2000 were charged to operations.

NOTE 8    TIME DEPOSITS:

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                   2003                                     $73,108,692
                   2004                                      17,823,483
                   2005                                      14,564,247
                   2006                                       6,686,209
                   Thereafter                                10,859,908
                                                             ----------

                     Total                                 $123,042,539
                                                             ===========

NOTE 9    SHORT-TERM DEBT:

Short-term debt information is summarized as follows:
                                                                        Weighted
                           Maximum    Outstanding  Average    Average  Year End
                         Outstanding at  at        Balance    Interest  Interest
                        Any Month End  Year End  Outstanding 1  Rate       Rate
                          -------------------------------- ----------    -----
          2002
          Treasury, tax
            and loan       $ 29,213   $ 21,667    $22,229       n/a       n/a
          Federal funds
            purchased     3,882,000                77,323      2.23%      n/a
          Notes payable     343,684               156,326      5.45%      n/a
          Securities sold under
            agreements to
            repurchase    9,497,671  8,286,715  8,240,723      1.14%     .72%
                           ---------  -------  ----------     ------    -----

          Totals                    $8,308,382 $8,496,601      1.23%     .72%
                                      ========  =========     ======   ======


          2001
          Treasury, tax
            and loan      $  69,746 $   69,746 $   18,655      n/a       n/a
          Federal funds     936,000    936,000     89,315      6.22%     n/a
            purchased
          Notes payable     266,065    198,260     74,592      5.14%    4.35%
          Securities sold under
            agreements to
            repurchase   10,853,937  9,491,689  8,946,884      3.38%    1.50%
                           -------   -------- -----------   ---------   -----

          Totals                   $10,695,695 $9,129,446      3.42%    1.51%
                                    ========== ==========      =====   ======


          2000
          Treasury, tax
            and loan    $    29,205 $          $   16,931       n/a      n/a
          Federal funds
            purchased     6,040,000             2,037,910       6.74%    n/a
          Notes payable     359,302                68,105       8.92%    n/a
          Securities sold under
            agreements to
            repurchase    8,698,035  8,698,035  6,255,820       5.68%   5.76%
                         ---------  ----------- ----------      ------ ------

          Totals                   $ 8,698,035 $8,378,766       5.95%   5.76%
                                      ======== ===========     ======    ======

          1 Based on daily amounts outstanding

Notes to the Consolidated Financial Statements

The Bank issues repurchase agreements to customers desiring short-term investments. These agreements are issued on a daily basis and are secured by United States Agency obligations and corporate bonds. The market value of these securities approximates their carrying value. All securities sold under agreements to repurchase are under the Company's control.

As of December 31, 2002, the Company had lines of credit with correspondent banks totaling $18,091,000, which are used in the management of short-term liquidity.

NOTE 10   LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) totaled $15,000,000 in 2002 and $13,000,000 in 2001. The interest rates on the notes payable are fixed at the time of the advance and range from 4.02% to 5.33%; the weighted average interest rate is 4.64% at December 31, 2002. During 2001, the Company paid $358,955 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 2001 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The Company borrowed $4,000,000 of long-term debt in March 2001 and an additional $3,000,000 of long-term debt in September 2002. Both loans are from SunTrust Bank. Of these borrowings, $6,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The combined outstanding balance at December 31, 2002 was $5,000,000 with quarterly principal payments of $333,333 over the remaining four year period. The interest rate is a floating rate of LIBOR plus 1.10% adjustable monthly. On September 30, 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the first obligation. As a result of a continued decline in market interest rates, had the Company cancelled this swap agreement at December 31, 2002 it would have suffered a $25,969 pretax loss on the transaction. The second loan continues to float at LIBOR plus 1.10%. The average rate paid on this note from inception to December 31, 2002 was 2.79%.

Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,371,774, $1,488,569 and $936,822, was incurred on these debts in 2002, 2001, and 2000, respectively. The maturities of long-term debt as of December 31, 2002 are as follows:

             2002                                 $8,527,817
             2003                                  7,527,817
             2004                                  7,527,817
             2005                                  5,692,857
             2006                                  1,642,857
             Thereafter                            1,392,859
                                                    ---------

             Total                               $32,312,024
                                                  ==========

NOTE 11   INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

                                             2002        2001         2000
                                         ------------------------   -------
          Current expense
            Federal                       $1,554,685  $1,448,500  $1,538,275
            State                                         30,280      38,689
          Deferred benefit
            Federal                         (240,106)    (43,982)    (90,867)
                                           ---------   ---------   ---------

            Total Income Tax Expense      $1,314,579  $1,434,798  $1,486,097
                                           =========   =========   =========

          Amounts in above arising
            from gains
            (losses) on security
            transactions                 $   (96,711) $  455,188  $  293,322
                                         ===========   ==========  =========

The deferred tax effects of temporary differences are as follows:

                                             2002        2001         2000
                                         ------------------------   -------
          Tax Effects of Temporary Differences:
            LIH Partnership Losses        $   7,944   $  19,107   $ (43,697)
            Securities write-offs          (171,032)
            Provision for loan losses       (62,050)  $ (30,800)      4,983
            Split dollar life insurance 30,780 (10,629) (8,506) Non-qualified deferred
              compensation                  (41,612)    (52,147)    (54,828)
            Depreciation                     44,271      39,177      56,362
            Core deposit amortization       (33,113)
            Pension expense                 (13,611)     (1,736)    (40,163)
            Other                            (1,683)     (6,954)     (5,018)
                                           ---------   ---------   ---------

            Deferred Income Tax Benefit   $(240,106)  $ (43,982)  $ (90,867)
                                            =========  =========   =========

The components of the deferred taxes as of December 31 are as follows:
                                                         2002        2001
                                                     ------------  --------
          Deferred Tax Assets:
            Allowance for loan losses                 $ 349,908   $ 287,858
            Split dollar life insurance                  74,224     105,004
            Nonqualified deferred compensation          226,261     181,895
            Securities write-off                        171,032
            Core deposit amortization                    33,113
            State historic tax credits                   99,591      99,591
            Securities available for sale                90,372
            Other                                        21,917      24,793
                                                       --------    --------

          Total Assets                               $1,066,418    $699,141
                                                        --------- ---------

          Deferred Tax Liabilities:
            Securities available for sale              $           $194,340
            Unearned low income housing credits         450,157     353,978
            Depreciation                                185,856     141,585
            Pension                                     110,252     123,863
            Other                                        21,210       9,418
                                                       --------    --------

            Total Liabilities                           767,475     823,184
                                                       --------    --------

          Deferred Tax Asset (Liability)              $ 298,943   $(124,043)
                                                       ========    =========

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:
                                              2002           2001       2000
                                        -----------------------------   ------

          Tax expense at federal
            statutory rates              $1,638,281  $1,586,212  $1,744,194
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net       (16,421)     31,613      39,512
              Partially exempt income      (141,923)   (134,909)   (126,828)
              Tax-exempt income             (68,507)    (79,739)   (180,486)
              Goodwill amortization         (61,424)
              Other                         (35,427)     31,621       9,705
                                           ---------   --------    --------
              Total Income Tax Expense   $1,314,579  $1,434,798  $1,486,097
                                           =========   =========   =========

Notes to the Consolidated Financial Statements

NOTE 12   EMPLOYEE BENEFITS:

The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $189,215, $140,622 and $165,509, for 2002, 2001, and 2000, respectively.

The Company sponsors an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The
Company contributed $190,000 in 2002, $155,250 in 2001 and $159,000 in 2000 to
the Plan and charged this expense to operations.

NOTE 13   CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $10,165,063 and $17,669,293 at December 31, 2002 and 2001, respectively.

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

NOTE 14   COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                      2002          2001
                                                  ------------    --------

          Commitments to loan money                 $51,315,690 $42,837,337
          Standby letters of credit                     594,840     714,090
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

Loan transactions with related parties are shown in the following schedule:

                                                    2002         2001
                                                ------------   -------

          Total loans, beginning of year          $1,783,345  $1,403,599
          Change in directorship                                 162,097
          Designation of new executive officers      216,384
          New loans                                2,226,099   1,174,549
          Repayments                              (1,343,701)   (956,900)
                                                   -----------  --------


          Total loans, end of year                $2,882,127  $1,783,345
                                                  =========   =========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2003, approximately $2,448,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,760,000 in 2002, $954,000 in 2001 and $1,345,000 in 2000.

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

Notes to the Consolidated Financial Statements

Estimated fair value and the carrying value of financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                        2002                     2001
                               ----------------------    --------------------
                                   Estimated Carrying    Estimated  Carrying
                                  Fair Value   Value    Fair Value    Value
                                  ---------- ---------  ----------  ---------

          Financial Assets

          Cash                     $ 6,017   $  6,017    $  5,364   $ 5,364
          Interest bearing
             deposits                5,873      5,866      14,506    14,506
          Federal funds sold         4,476      4,476
          Securities available
             for sale               62,908     62,908      58,252    58,252
          Securities held to
             maturity                1,905      1,877       1,944     1,883
          Other investments          4,816      4,816       3,852     3,852
          Loans                    208,022    201,980     182,474   176,625
          Bank owned life
            insurance                2,303      2,303
          Accrued interest
            receivable               1,655      1,655       1,542     1,542

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    29,446     29,446      25,741    25,741
            Interest bearing        34,134     34,134      29,735    29,735
          Savings deposits          41,661     41,661      34,787    34,787
          Time deposits            125,186    123,042     120,620   118,016
          Accrued liabilities        4,703      4,703       4,118     4,118
          Short-term debt            8,308      8,308      10,696    10,696
          Long-term debt            33,181     32,312      21,013    20,983


The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2002.


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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2002, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

The Company's actual capital ratios are presented in the following table:

                                    Actual              Regulatory Requirements
                        -------------------------------------------------------
                                    December 31,        Adequately      Well
                                  2002       2001       Capitalized  Capitalized


          Total risk-based ratio  14.48%     14.65%        8.00%     10.00%
          Tier 1 risk-based ratio 13.67%     13.87%        4.00%      6.00%
          Total assets leverage
            ratio                  8.76%      9.20%        3.00%      5.00%

NOTE 20   BRANCH ACQUISITIONS:

During the third quarter of 2000, F&M Bank Corp. entered into an agreement to purchase the First Union National Bank branches located in Edinburg and Woodstock, Virginia. Closing was held on February 23, 2001, with the branches reopening as branches of Farmers & Merchants Bank on February 26, 2001.

The acquisition included deposits totaling $37,244,000, and loans totaling $9,800,000. The Woodstock facility was also purchased at a cost of $625,000, while the Edinburg facility is leased. Equipment and fixtures acquired as part of the transaction totaled $54,893. The cost of deposit intangibles and other acquisition costs totaled $5,472,153. These costs are being amortized using the straight-line method over a ten-year period. Other acquisition costs include legal, accounting, investment advisory and data conversion support by both First Union and the Bank's core software vendor.

NOTE 21  INVESTMENT IN LIFE INSURANCE CONTRACTS

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

Notes to the Consolidated Financial Statements

NOTE 22   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets

    December 31,
ASSETS                                                  2002        2001
                                                   -------------  --------

   Cash and cash equivalents                         $ 292,501   $ 189,345
   Investment in subsidiaries                       26,476,470  22,942,514
   Securities available for sale                     7,470,322   9,883,785
   Limited partnership investments                   2,794,715   2,300,563
   Due from subsidiaries                               190,354      15,998
   Income tax receivable                               215,109     218,291
   Other real estate                                   307,891     307,891
   Deferred income taxes                               139,306
                                                     ---------   ---------

   Total Assets                                    $37,886,668 $35,858,387
                                                    ==========  ==========

LIABILITIES

   Notes payable                                    $5,000,000  $4,333,333
   Margin payable                                                  198,260
   Accrued interest payable                             46,091      39,532
   Other liabilities                                    33,450      30,106
   Dividends payable                                   412,025     390,340
   Demand obligations for low income
     housing investment                              2,853,922   2,118,074
   Deferred income taxes                                           151,543
                                                      --------    --------

   Total Liabilities                                 8,345,488   7,261,188
                                                     ---------   ---------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share,
     3,000,000 shares authorized, 2,423,678
     and 2,438,563 shares issued and outstanding
     for 2002 and 2001, respectively
     12,118,390 12,192,815
   Capital surplus                                     302,795     525,015
   Retained earnings                                 17,390,478  15,488,406
   Accumulated other comprehensive income              (270,483)    390,963
                                                      ---------   --------

   Total Stockholders' Equity                        29,541,180  28,597,199
                                                      ----------  ----------

   Total Liabilities and Stockholders' Equity       $37,886,668 $35,858,387
                                                      ==========  ==========

Statements of Net Income and Retained Earnings

                                             Years Ended December 31,
                                         2002          2001          2000
                                    ----------------------------  ---------

INCOME

   Dividends from affiliate           $1,760,000   $   954,000   $1,345,000
   Interest on loans                                     8,489       16,543
   Investment income                         100        11,621       20,933
   Dividend income                       408,817       382,108      415,533
   Security gains (losses)              (307,480)    1,160,235      798,563
   Net limited partnership income         20,915        81,361      147,008
   Other                                   2,960        20,537          831
                                       ---------    ----------    ---------

   Total Income                        1,885,312     2,618,351    2,744,411
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                      189,915       194,488        6,087
   Administrative expenses               132,787       119,167      111,740
                                       ---------    ----------    ---------

   Total Expenses                        322,702       313,655      117,827
                                       ---------    ----------    ---------

Net income before income tax expense
   and increase in undistributed equity
   of affiliates                       1,562,610     2,304,696    2,626,584

INCOME TAX EXPENSE (BENEFIT)            (208,706)      384,990      200,018
                                       ----------   ----------    ---------

Income before increase in undistributed
   equity of affiliates                1,771,316     1,919,706    2,426,566

Increase in undistributed income
   of affiliates                       1,732,579     1,310,824    1,217,319
                                       ---------    ----------    ---------

   NET INCOME                          3,503,895     3,230,530    3,643,885

Retained earnings, beginning of year  15,488,406    13,790,628   11,587,061
Dividends on common stock             (1,601,823)   (1,532,752)  (1,440,318)
                                       -----------  -----------   -----------

Retained Earnings, End of Year       $17,390,478   $15,488,406  $13,790,628
                                       ==========   ==========    ==========

Notes to the Consolidated Financial Statements

Statements of Cash Flows
                                                 Years Ended December 31,
                                              2002          2001         2000
                                       ---------------  -------------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $3,503,895   $3,230,530  $3,643,885
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Undistributed subsidiary income      (1,732,579)  (1,310,824) (1,217,319)
       Gain (Loss) on sale of securities       307,480   (1,160,235)   (798,563)
       Deferred tax (benefit) expense         (148,606)      49,387     (90,608)
       Decrease (increase) in interest
         receivable                                             736        (637)
       Decrease (increase) in due from
         subsidiary                           (174,356)      52,764     (68,762)
       Decrease (increase) in other
         receivables                             3,182       29,795    (120,414)
       Increase (decrease) in due to
         subsidiary                                                    (176,743)
       Increase in other liabilities            14,039       39,530
       Increase in deferred tax credits         96,179       65,537
       Amortization of limited partnership
         investments                           255,850      218,804     360,893
       Gain on sale of land                                 (20,537)
                                            ---------     ---------   --------

   Net Cash Provided by Operating
       Activities                            2,125,084    1,195,487   1,531,732
                                           ------------ ----------- ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributed to subsidiary        (2,000,000)  (6,000,000)
   Proceeds from sales of securities
     available for sale                      4,377,753    2,695,063   2,185,135
   Proceeds from maturity of securities
     available for sale                                         298         690
   Purchase of securities available for
     sale                                   (2,977,153 ) (1,273,759) (1,428,879)
   Investments in low income housing
     partnerships                              (14,152)     (33,692)   (316,043)
   Proceeds from sale of real estate                        138,775
   Decrease in loans receivable                             194,902      51,983
                                             ---------    --------    --------

   Net Cash Provided by (Used in)
     Investing Activities                     (613,552)  (4,278,413)    492,886
                                            ----------   -----------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                3,000,000    5,000,000
   Payments on long-term debt               (2,333,333)    (666,667)
   Increase (decrease) in short-term debt     (198,260)     198,260    (116,739)
   Payments to repurchase common stock        (296,645)     (83,753)   (501,609)
   Proceeds from issuance of common stock                   155,250
   Dividends paid in cash                   (1,580,138)  (1,507,418) (1,419,147)
                                          -----------  -----------   ---------


   Net Cash Provided by (Used in)
     Financing Activities                   (1,408,376)   3,095,672  (2,037,495)
                                          -------------- -------    -----------

Net Increase (decrease) in Cash
   and Cash Equivalents                        103,156       12,746     (12,877)

Cash and Cash Equivalents, Beginning
   of Year                                     189,345      176,599     189,476
                                            ----------  ----------  ----------


Cash and Cash Equivalents, End of Year      $  292,501    $ 189,345   $ 176,599
                                             =========    ========    ========

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

January 31, 2003                          /s/ S. B. Hoover & Company, L.L.P.
Harrisonburg, Virginia

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

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The Bank has continued to experience good loan demand throughout 2002 due to the strong local and national economies. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On December 31, 2002, F & M Bank Corp., the Bank, TEB and FMFS had full-time and part-time employees. No one employee devotes full-time services to F&M Bank Corp.

The Company's and the Bank's principal executive office is at 205 South Main Street, Timberville, VA 22853, and its phone number is (540) 896-8941.

Competition

The Bank's offices compete with approximately sixteen financial institutions. These other institutions include state and nationally chartered banks, as well as nationally chartered savings banks.
The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the town of Bridgewater, the southern portion of Rockingham County and the northwestern portion of Augusta County. The offices in Shenandoah County serve the towns of Edinburg and Woodstock and the surrounding areas. Bank competition in the area of all offices is very strong.

Regulation and Supervision

The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to state member banks of the Federal Reserve System.

The stock of F & M Bank Corp. is subject to the registration requirements of the Securities Act of 1934. F & M Bank Corp. is subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission. As an Exchange Act reporting company, the Corporation is directly affected by the recently enacted Sarbanes-Oxley Act of 2002, which is aimed at improving corporate governance and reporting procedures. The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

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

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. F & M Bank Corp. owns an interest in the Johnson Williams Project in Berryville, Virginia which provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V, VII and Historic Equity Fund I. These funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

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

Other Material Required by Form 10-K

Description of Properties

The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Main Office                             Elkton Branch
205 South Main Street                   127 West Rockingham Street
Timberville, VA 22853                             Elkton, VA 22827

Broadway Branch                                Elkton Plaza Branch
126 Timberway                                          Rt. 33 West
Broadway, VA  22815                               Elkton, VA 22827

Bridgewater Branch                                 Edinburg Branch
100 Plaza Drive                              120 South Main Street
Bridgewater, VA  22812                          Edinburg, VA 22824

Woodstock Branch                               Harrisonburg Office
161 South Main Street    (Mortgage Origination & Investment Sales)
Woodstock, VA 22664                 207 University Blvd, Suite 100
                                           Harrisonburg, VA  22801

With the exception of the Edinburg Branch, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all locations, with the exception of the Edinburg Branch.

Through an agreement with Nationwide Money ATM Services the Bank also operates cash only ATMs at nine Food Lion grocery stores, one in Woodstock, VA, one in Mt. Jackson, VA, four in Harrisonburg, VA, three in
Charlottesville, VA and one ATM at a convenience store in Edinburg, VA.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

      Consolidated Balance Sheets at December 31, 2002 and 2001

      Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Notes to the Consolidated Financial Statements

      Report of the Independent Auditors

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the consolidated financial statements or related notes.

The following exhibits are filed as a part of this report:

      Exhibit No.

       3 i Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.

      3 ii Amended and Restated Bylaws of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.

       21    Subsidiaries of the registrant are attached

       23    Consent of Certified Public Accountant attached


The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 2002.


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

                                       F & M Bank Corp.
                                       (Registrant)


By: /s/ Julian D. Fisher                        March 25, 2003
   ---------------------------                  -------------------------
    Julian D. Fisher                            Date
    Director, President and Chief Executive Officer

By: /s/ Neil W. Hayslett                        March 25, 2003
    ---------------------------                 --------------------
    Neil W. Hayslett                            Date
    Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date

                                     Director
--------------------------                                ----------------
Thomas L. Cline

/s/ John N. Crist                       Director          March 25, 2003
---------------------------                               ----------------
John N. Crist

/s/ Ellen R. Fitzwater                  Director          March 25, 2003
---------------------------                               ----------------
Ellen R. Fitzwater

/s/ Robert L. Halterman                 Director          March 25, 2003
---------------------------                               ----------------
Robert L. Halterman

/s/ Daniel J. Harshman                  Director          March 25, 2003
---------------------------                               ---------------
Daniel J. Harshman

                                   Director, Chairman
-------------------------                                 ----------------
Lawrence H. Hoover, Jr

/s/ Richard S. Myers                    Director          March 25, 2003
--------------------------                                ---------------

Richard S. Myers

                                        Director
-------------------------                                 ----------------
Michael W. Pugh

                                                             Director
--------------------------                                ----------------

Ronald E. Wampler

                                  CERTIFICATION
                       Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C.

In connection with the Annual Report on Form 10-K for the year ended December 31, 2002 of F & M Bank Corp. (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


/s/ Julian D. Fisher
Julian D. Fisher
President & Chief Executive Officer


/s/ Neil W. Hayslett
Neil W. Hayslett
Senior Vice President &
Chief Financial Officer

                                  CERTIFICATION
                          OF CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 USC Section 1350 (A) and (B)

      I, Julian D. Fisher, certify that:

1.     I have reviewed this annual report on Form 10-K of F & M Bank Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)     presented  in  this  annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                           /s/  Julian D. Fisher
                                                ------------------------------
                                                Julian D. Fisher
                                                President and Chief Executive
                                                Officer

                                  CERTIFICATION
                           CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 USC Section 1350 (A) and (B)

      I, Neil W. Hayslett, certify that:

1.     I have reviewed this annual report on Form 10-K of F & M Bank Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)     presented  in  this  annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                           /s/ Neil W. Hayslett
                                                ------------------------------
                                                Neil W. Hayslett
                                                Senior Vice President &
                                                Chief Financial Officer