Form 10-Q
period 2003-03-31
F&M BANK CORP
filed 2003-05-15
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        Commission File Number:    0-13273
                                                                  -----------
 March 31, 2003


                                F & M BANK CORP.

          Virginia                                             54-1280811
-------------------------------                           -------------------
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

    Check whether the registrant is an accelerated filer (as defined in Rule
12b-2 of the Act). Yes ..... No ..X..

    The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,161,107 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on May 12, 2003 was approximately $42,357,697 based on the closing sales price of $19.60 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at March 31, 2003
-----------------------------                  ------------------------------
Common Stock, par value - $5                           2,423,678 shares

                                F & M BANK CORP.

                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2003 and 2002                                   2

         Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2003 and 2002             4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2003 and 2002                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Item 3.  Controls and Procedures                                        18

Item 4.  Quantitative and Qualitative Disclosures about Market Risk     18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              19

Item 2.  Changes in Securities and Use of Proceeds                      19

Item 3.  Defaults upon Senior Securities                                19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              19

Item 6.  Exhibit and Reports on Form 8K                                 19


         SIGNATURES                                                     20

         Certification of Chief Executive Officer                       21
         Certification of Chief Financial Officer                       22

Part I  Financial Information
Item 1. Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                       2003          2002
                                                       ----          ----
Interest Income
   Interest and fees on loans                      $     3,588   $    3,521
   Interest on federal funds sold                           32           32
   Interest on interest bearing deposits                    48          165
   Interest and dividends on investment
     securities                                            632          601
                                                    ----------    ---------

   Total Interest Income                                 4,300        4,319
                                                    ----------    ---------

Interest Expense
   Interest on demand accounts                              58           74
   Interest on savings deposits                            142          181
   Interest on time deposits                             1,074        1,367
                                                    ----------    ---------

   Total interest on deposits                            1,274        1,622

   Interest on short-term debt                              14           29
   Interest on long-term debt                              342          287
                                                    ----------    ---------

   Total Interest Expense                                1,630        1,938
                                                    ----------    ---------

   Net Interest Income                                   2,670        2,381

Provision for Loan Losses                                   72           67
                                                    ----------    ---------

   Net Interest Income after Provision
     for Loan Losses                                     2,598        2,314
                                                    ----------    ---------

Noninterest Income
   Service charges                                         173          180
   Other                                                   278          137
   Security gains (losses)                                (110)          81
                                                    -----------   ---------

   Total Noninterest Income                                341          398
                                                    ----------    ---------

Noninterest Expense
   Salaries                                                753          678
   Employee benefits                                       260          235
   Occupancy expense                                        95           78
   Equipment expense                                        89           83
   Intangibles amortization                                 69           45
   Other                                                   466          463
                                                    ----------    ---------

   Total Noninterest Expense                             1,732        1,582
                                                    ----------    ---------

Income before Income Taxes                               1,207        1,130

   Income Taxes                                            354          341
                                                    ----------    ---------

   Net Income                                      $       853   $      789
                                                    ==========    =========

Per Share Data

   Net Income                                      $       .35   $      .32
                                                    ==========    =========

   Cash Dividends                                  $       .17   $      .16
                                                    ==========    =========

   Equivalent Shares Outstanding                     2,423,678    2,437,854
                                                    ==========    =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31, December 31,
       ASSETS                                           2003        2002
                                                        ----        ----


Cash and due from banks                               $  5,414    $  6,017
Federal funds sold                                      13,503       4,476
Interest bearing deposits in banks                       8,770       5,886
Securities held to maturity (note 2)                       876       1,877
Securities available for sale (note 2)                  57,431      62,908
Other investments                                        4,979       4,817

Loans, net of unearned discount (note 3)               199,090     201,980
   Less allowance for loan losses (note 4)              (1,545)     (1,477)
                                                       --------    --------

   Net Loans                                           197,545     200,503

Other real estate                                          587         719
Bank premises and equipment                              4,725       4,486
Interest receivable                                      1,472       1,655
Goodwill                                                 2,639       2,639
Deposit intangibles                                      2,185       2,254
Bank owned life insurance (note 5)                       4,220       2,303
Other assets                                             2,435       2,609
                                                       -------     -------

   Total Assets                                       $306,781    $303,149
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 29,767    $ 29,446
   Interest bearing
     Demand                                             34,624      34,134
     Savings deposits                                   42,414      41,661
     Time deposits                                     127,370     123,043
                                                       -------     -------

   Total Deposits                                      234,175     228,284

Short-term debt                                          7,949       8,308
Long-term debt                                          30,537      32,312
Accrued expenses                                         4,343       4,704
                                                       -------     -------

   Total Liabilities                                   277,004     273,608
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,423,678 shares
   issued and outstanding                               12,118      12,118
Surplus                                                    303         303
Retained earnings                                       17,832      17,390
Accumulated other comprehensive loss                      (476)       (270)
                                                       --------    --------

   Total Stockholders' Equity                           29,777      29,541
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $306,781    $303,149
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          2003        2002


Balance, beginning of period                           $ 29,541    $ 28,597

Comprehensive Income:
   Net income for period                                    853         789

   Net change in unrealized appreciation (depreciation)
   on investment securities available for sale,
   net of taxes                                            (206)         67
                                                        --------    -------

   Total comprehensive income                               647         856

Repurchase of common stock                                               (7)

Dividends declared                                         (411)       (388)
                                                        --------    --------

Balance, end of period                                 $ 29,777    $ 29,058
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2003        2002
Cash Flows from Operating Activities:
   Net income                                          $    853    $    789
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          93          83
       Amortization of security premiums                     41          32
       Provision for loan losses                             72          68
       Intangibles amortization                              69          44
       (Increase)decrease in interest receivable            183        (105)
       (Decrease) increase in other assets                  260      (1,876)
       Increase (decrease) in accrued expenses             (356)        887
       (Gain) loss on security transactions                 110         (81)
       Amortization of limited partnership investments       64          70
       Income from life insurance investment                (47)
                                                       ---------   --------

   Net adjustments                                          489        (878)
                                                        -------     -------

   Net Cash Provided by Operating Activities              1,342         (89)
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale            (9,474)     (7,503)
   Proceeds from sales of investments available
     for sale                                               277         441
   Proceeds from maturity of investments available
     for sale                                            15,002      12,874
   Proceeds from maturity of investments
     held to maturity
   Net (decrease) increase in loans                       2,886      (8,755)
   Purchase of property and equipment                      (101)       (128)
   Change in federal funds sold                          (9,027)     (2,357)
   Net increase in interest bearing bank deposits        (2,884)     (7,265)
   Purchase of life insurance                            (1,870)
   Construction in progress payments                        (99)
                                                      ---------    --------

   Net Cash Used in Investing Activities                 (5,290)    (12,693)
                                                       --------     -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            1,564       7,771
   Net increase in time deposits                          4,326      (2,704)
   Net increase (decrease) in short-term debt              (359)     (1,433)
   Cash dividends paid                                     (411)       (388)
   Repurchases of common stock                                           (7)
   Additional long-term debt                                         10,000
   Repayment of long-term debt                           (1,775)     (1,097)
                                                       --------     -------

   Net Cash Provided by Financing Activities              3,345      12,142
                                                        -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       (603)       (640)

Cash and Cash Equivalents, Beginning of Period            6,017       5,364
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  5,414    $  4,724
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,647    $  1,980

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

             These statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and March 31, 2002.

             These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2003 and December 31, 2002 follows:

                                        2003                  2002
                                        ----                  ----
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value     Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    110     $    110  $    110
          Other securities            766       801        1,767     1,795
                                  -------   -------      -------  --------

            Total                $    876  $    911     $  1,877  $  1,905
                                  =======   =======      =======   =======



                                        2003                  2002
                                        ----                  ----
                                  Market   Amortized     Market   Amortized
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 32,363  $ 31,980     $ 38,475  $ 38,023
          Equity securities         7,642     8,876        8,026     9,104
          Mortgage-backed
            securities              5,463     5,430        5,069     5,033
          Other securities         11,963    11,783       11,338    11,089
                                  -------   -------      -------  --------

            Total                $ 57,431  $ 58,069     $ 62,908  $ 63,249
                                  =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding are summarized as follows:

                                                       March 31, December 31,
                                                         2003        2002

          Real Estate
            Construction                               $ 11,104   $ 12,059
            Mortgage                                    116,085    118,453
          Commercial and agricultural                    46,999     47,218
          Consumer                                       23,436     22,704
          Credit cards                                    1,415      1,478
          Other                                              51         68
                                                        -------   --------

            Total                                      $199,090   $201,980
                                                        =======   ========


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2003 and 2002 follows:

                                                          2003       2002


          Balance, beginning of period                  $ 1,477   $  1,289
          Provisions charged to operating expenses           72         67
          Net charge offs
            Loan recoveries                                  19         26
            Loan charge-offs                                (23)       (43)
                                                         ------    -------

            Total Net Charge-offs                            (4)       (17)
                                                         ------    ------

            Balance, end of period                      $ 1,545      1,339
                                                         ======    =======

          Components of net charge-offs
              Commercial                                $     1   $      6
              Consumer                                       (5)       (23)
                                                         ------    -------

                                                        $    (4)  $    (17)
                                                         ======    =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    BANK OWNED LIFE INSURANCE (BOLI):

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of F & M Bank Corp. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in
Item 1, Part 1 of this Form 10-Q.

      Forward-Looking Statements

      Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events.

      Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits.

      We do not update any forward-looking statements that may be made from time to time by or on behalf of the Company.


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

      Core deposit intangibles are amortized on a straight-line basis over ten years. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

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

Overview

     Net income for the first quarter of 2003 was $853,000, up 8.1% from $789,000 for the same period in 2002. This increase was primarily the result of significant increases in the net interest margin and in other income. Income from operations, exclusive of securities transactions and intangibles amortization, net of income taxes, increased $219,000.

     Total assets increased slightly, from $303,149,000 at December 31, 2002 to $306,781,000 at March 31, 2003. The increase is concentrated in liquid assets as Fed Funds Sold and Interest Bearing Bank Deposits both of which increased significantly. Total loans have contracted by approximately $3 million since year end. Management believes this is consistent with the economic climate and its reluctance to aggressively cut long-term loan rates when they are already at historically low levels.

     Total deposits at March 31, 2003 were $234,175,000, up 2.6% from year end. This growth has continued as management focuses on growing lower cost deposit products (demand and savings), while also attempting to lock in current lower rates with longer (3-5 year) CD rates in an effort to maintain a lower cost of funds.

Results of Operations

     The dollar amount of the tax equivalent net interest margin increased $291,000 or 12.0% in the first quarter of 2003 compared to the first quarter of 2002. The yield on earning assets decreased .65%, while the cost of funds on interest bearing liabilities decreased .88%. These decreases are the result of assets and liabilities continuing to reprice at lower rates. The dollar value of the increase in the net interest margin also improved because of the growth in the balance sheet (ie. volume increase) as average earning assets increased $24,679,000 over the prior year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Financial Condition

Results of Operations (Continued)

     Noninterest income decreased $57,000 in the first three months of 2003. Exclusive of securities transactions, other noninterest income increased $134,000 or 42.3%. The growth in noninterest income came from increases in secondary market origination fees, commissions on sales of investments and insurance products and from increases in the value of bank owned life insurance.

     Noninterest expense increased $150,000 (9.5%). Salaries and benefits accounted for $100,000 of this total. This increase was caused by a combination of normal salary increases, a substantial increase in the cost of group insurance and expenses related to the staffing of the Harrisonburg mortgage and investments office which began operations in December 2002. The remaining increase is made up of increases in a number of areas, including: data processing fees, occupancy and equipment expenses and intangibles amortization.

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at their amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2003, the amortized cost of all securities available for sale exceeded their market value by $638,000. This decrease in value is the result of the decline in value of equity securities held by the parent company. An increase above cost on debt securities held by the subsidiary bank partially offsets the decline in value in the equities portfolio. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

     Investments in securities decreased $6,478,000 in the first quarter of 2003 with proceeds of maturing securities held as either Fed Funds Sold or interest bearing bank deposits. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Recent purchases of debt securities have been a blend of short-term United States Treasury obligations and longer term corporate obligations.

     Of the investments in securities available for sale, 13.3% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for income taxation purposes. The Company believes these investments offer adequate returns and have the potential for significant increases in value. A review of these investments as of March 31, 2003, did not reveal any additional impairment to be recognized in excess of that which was recognized in the fourth quarter of 2002.

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

    While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). Recently a mild strain of Avian Influenza was discovered in the Shenandoah Valley. Several of the Bank's customers were affected by the contamination. The Bank does not anticipate any losses as a result of this outbreak, however, the terms of some loans were modified and/or payments extended in the short-term. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

    The first three months of 2003 resulted in a $2,890,000 decrease in the loan portfolio. Although a decrease in the loan portfolio is unusual, the first quarter of the year is typically one of only modest growth. Management believes the decline results from a combination of factors, including a generally sluggish economy, lagging consumer confidence, management's unwillingness to aggressively reduce long-term interest rates to stimulate growth and referrals of mortgages to the secondary market origination office.

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $1,806,000 at March 31, 2003 compared to $2,594,000 of loans at December 31, 2002. Approximately 85% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

    As of March 31, 2003 the Company held $195,000 of real estate that was acquired through foreclosure. This consists of two properties, one of which is under contract, with settlement scheduled during the second quarter. No additional losses are anticipated at this time.

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

     The allowance for loan losses of $1,545,000 at March 31, 2003 is equal to ..78% of total loans. This compares to an allowance of $1,477,000 (.73%) at December 31, 2002. Although management has decreased its funding of the reserve during the first quarter of 2003, compared to the last nine months of 2002, funding for the quarter is slightly higher than during the same period in 2002. Based on the recent decline in the loan portfolio and the previously mentioned evaluation of the loan portfolio, management anticipates that funding of the reserve will be significantly less for the remainder of the year than for the full year of 2002.

     Although the reserve has increased as a percentage of loans outstanding, it remains well below the peer group average of 1.34%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

     Losses during the first quarter were only $4,000, while this is unusually low, it is not uncommon for the first quarter of the year to reflect lower than average charge-offs compared to the remainder of the year. Historically this has followed higher than average charge-offs in the fourth quarter and a spike in recoveries during the first quarter resulting from sales of collateral and payments received on loans previously charged-off when customers receive income tax refund checks. In recent years the company has had an average loss rate of ..09% which is approximately one-third the loss rate of its peer group.

     Deposits and Long-Term Debt

     The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 10.3% in the first quarter of 2003. All deposit types increased during the quarter. Although time deposits increased more rapidly than other deposit types, approximately three-fourths of the growth in time deposits resulted from deposits which were purchased by other financial institutions at below market rates. These funds were subsequently reinvested in other financial institutions with similar terms, but at higher rates of interest. Overall, the growth of core deposits was similar for all deposit types. The Bank has advertised a free checking account, but has not offered any other deposit promotions during the first quarter. The growth appears to be a result of accounts gained from larger institutions and customer funds being held short-term due to low rates of interest and stock market volatility.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $1,442,000 in the first quarter of the year. Additional borrowings were not necessary due to the overall liquidity position and lower loan demand.

     As part of the approval process for the acquisition of the new branches, the Company was required to contribute $6 million into the Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333, plus interest. The loan is collateralized by marketable securities and carries an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation. In September 2002, the Company borrowed an additional $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of interest only will be due quarterly for seven calendar quarters, followed by payments of $230,769 plus interest for a period of thirteen quarters. Proceeds of this loan were used to provide an additional capital contribution to the Bank and to pay off an intercompany loan.

    Capital

    The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2003, the Company's total risk based capital and total capital to total average assets ratios were 14.73% and 8.73%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2003 and management has no reason to believe this increased level of dividends will not continue

    Liquidity

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    Interest Rate Sensitivity

    As a result of the continued growth in deposits in 2003, and through maturities of investments, the liquidity position at March 31, 2003 remains very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a five to ten year periods and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed.

    There are no off-balance-sheet items that will impair future liquidity.

    Table II (page 17) contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2003.

    As of March 31, 2003, the Company had a cumulative Gap Rate Sensitivity Ratio of 1.86% for the one year repricing period. This generally indicates that earnings would improve in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as deposit customers may move funds into longer term higher rate time deposits as rates rise rather than maintaining the same general maturity schedules as that which currently exists. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

    Stock Repurchase

    On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock. Shares repurchased through March 31, 2003 total 41,284.

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

TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (Dollar Amounts in Thousands)


                          Three Months Ended         Three Months Ended
                            March 31, 2003             March 31, 2002
                            --------------             --------------

                     Average    Income/          Average   Income/
                     Balance2   Expense Rates    Balance2  Expense  Rates


Interest Income
   Loans1           $200,832    $3,604   7.28%  $ 181,472   $3,533   7.90%
   Federal funds sold 11,137        32   1.17       7,806       32   1.66
   Interest bearing
     deposits          6,875        48   2.83      18,035      165   3.71
   Investments
     Taxable 3        52,431       522   3.98      37,526      499   5.32
     Partially
       taxable 2,3     8,990       136   6.05      10,747      130   4.84
                      ------    ------   ----    --------    -----   ----

   Total Earning
     Assets          280,265     4,342   6.27     255,586    4,359   6.92
                     =======    ------   ----    ========    -----   ----

Interest Expense
   Demand deposits    33,605        58     .70     30,312       74    .99
Savings               42,387       142    1.36     36,889      181   1.99
   Time deposits     127,125     1,074    3.43    116,442    1,367   4.76
   Short-term debt     7,533        14     .75      9,139       29   1.29
   Long-term debt     31,360       342    4.42     24,945      287   4.67
                     -------    ------   -----   --------    -----   ----

   Total Interest
     Bearing
     Liabilities    $242,010     1,630    2.73  $ 217,727    1,938   3.61
                     =======     -----    ----   ========    -----   ----

   Net Interest Margin 1        $2,712                      $2,421
                                 =====                       =====

   Net Yield on Interest
     Earning Assets                       3.91%                      3.84%
                                          ====                       ====



   1 Interest income on loans includes loan fees
..
   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2002
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5    Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial        $ 26,258  $ 2,840  $ 16,504 $ 1,397  $       $ 46,999
     Installment            262      992    19,889   2,344            23,487
     Real estate         10,849   13,500    65,331  37,509           127,189
     Credit cards         1,415                                        1,415
   Interest bearing
     bank deposits        2,032    5,747       991                     8,770
   Investment
     securities          12,370   22,451    15,352     492   7,642    58,307
   Federal funds sold    13,503                                       13,503
                        -------   ------   -------  ------   -----   -------

   Total                 66,689   45,530   118,067  41,742   7,642   279,670
                        -------   ------   -------  ------   -----   -------

Sources of Funds

   Interest bearing
     demand                       10,758    19,497   4,369            34,624
   Savings deposits                8,483    25,448   8,483            42,414
   Time deposits
     $100,000 and over    3,571    8,895    10,825                    23,291
   Other time deposits    7,722   42,106    44,251                   104,079
   Short-term borrowings  7,949                                        7,949
Long-term debt            1,989    5,539    21,902   1,107            30,537
                        -------   ------   -------  ------   -----   -------

   Total                 31,231   75,781   121,923  13,959           242,894
                        -------   ------   -------  ------   -----   -------

Discrete Gap             35,458  (30,251)   (3,856) 27,783   7,642    36,776

Cumulative Gap           35,458    5,207     1,351  29,134  36,776

Ratio of Cumulative Gap
   to Total Earning
   Assets                 12.68%    1.86%      .48%  10.42%  13.15%

     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2003. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.  Controls and Procedures

Evalution of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     We have established our disclosure controls and procedures to ensure that material information related to F & M Bank Corp. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Chief Financial Officer, and the other executive officers of F & M Bank Corp. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of May 7, 2003, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the management of F & M Bank Corp. including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of F & M Bank Corp. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Item 4. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities and Use
        of Proceeds -                     Not Applicable

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

Item 6. Exhibits and Reports on 8-K

        (a)  Exhibits

             3 i Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             3 ii Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form S14 filed February 17, 1984.

             2 i Subsidiaries of the small business issuers are incorporated by reference to Exhibits to F & M Bank Corp.'s 1998 Form 10-KSB filed March 31, 1999.

             99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2003.

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

                                 F & M BANK CORP.



                                 /s/ JULIAN D. FISHER
                                 -----------------------------------------
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 /s/ NEIL W. HAYSLETT
                                 -----------------------------------------
                                 Neil W. Hayslett
                                 Senior Vice President and Chief Financial
                                 Officer




Date    May 15, 2003
      -----------------

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


Date:  May 15, 2002                             /s/ JULIAN D. FISHER
       ------------                             -----------------------------
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



Date:  May 15, 2003                             /s/ NEIL W. HAYSLETT
       ------------                             -----------------------------
                                                Neil W. Hayslett
                                                Senior Vice President & Chief
                                                Financial Officer

EXHIBIT 99.1
                                  CERTIFICATION
          Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of F & M Bank Corp. (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


/s/ JULIAN D. FISHER
-----------------------------------
Julian D. Fisher
President & Chief Executive Officer


/s/ NEIL W. HAYSLETT
-----------------------------------
Neil W. Hayslett
Senior Vice President &
Chief Financial Officer


Date:  May 15, 2003
       ------------


A signed original of this written statement required by Section 906 has been provided to F&M Bank Corp, Inc. and will be retained by F&M Bank Corp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.