Form 10-Q
period 2003-06-30
F&M BANK CORP
filed 2003-08-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number: 000-13273

                                F & M BANK CORP.

              Virginia                                         54-1280811
------------------------------------                      -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


P. O. Box 1111
Timberville, Virginia 22853
(Address of Principal Executive Offices) (Zip Code)


                                (540) 896-8941
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes .[ X ] No [ ____ ]

    Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Rule 12b-2 of the Act)  [   ]

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at June 30, 2003
   ------------------------------------         -----------------------------
   Common Stock, par value - $5                           2,418,678 shares

                                F & M BANK CORP.


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2003 and 2002                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2003 and 2002                                    3

         Consolidated Balance Sheets - June 30, 2003 and
         December 31, 2002                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2003 and 2002                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2003 and 2002                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

Item 4.  Controls and Procedures                                        19

PART II  OTHER INFORMATION                                              20

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities                                          20

Item 3.  Defaults upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              20

Item 6.  Exhibit and Reports on Form 8K                                 20


         SIGNATURES                                                     21

Part I  Financial Information
Item 1  Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                          2003         2002
                                                      -----------   ----------
Interest Income
   Interest and fees on loans                           $  7,125    $ 7,230
   Interest on federal funds sold                             98         47
   Interest on interest bearing deposits                      90        280
   Interest and dividends on investment securities         1,189      1,252
                                                         -------     ------

   Total Interest Income                                   8,502      8,809
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               114        156
   Interest on savings deposits                              273        367
   Interest on time deposits                               2,116      2,628
                                                         -------     ------

   Total interest on deposits                              2,503      3,151

   Interest on short-term debt                                27         56
   Interest on long-term debt                                664        624
                                                         -------     ------

   Total Interest Expense                                  3,194      3,831
                                                         -------     ------

Net Interest Income                                        5,308      4,978

Provision for Loan Losses                                    133        174
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        5,175      4,804
                                                         -------     ------

Noninterest Income
   Service charges                                           419        360
   Other                                                     626        341
   Security gains                                            289        452
                                                         -------     ------

   Total Noninterest Income                                1,334      1,153
                                                         -------     ------

Noninterest Expense
   Salaries                                                1,522      1,364
   Employee benefits                                         500        450
   Occupancy expense                                         200        156
   Equipment expense                                         192        170
   Intangibles amortization                                  138         89
   Other                                                   1,002        926
                                                         -------     ------

   Total Noninterest Expense                               3,554      3,155
                                                         -------     ------

Income before Income Taxes                                 2,955      2,802

Provision for Income Taxes                                   879        852
                                                         -------     ------

Net Income                                              $  2,076    $ 1,950
                                                         =======     ======

Per Share Data

   Net Income                                           $    .86    $   .80
                                                         =======     ======

   Cash Dividends                                       $    .34    $   .32
                                                         =======     ======

   Equivalent Shares Outstanding                       2,423,015  2,433,377
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                          2003         2002
                                                        ----------  ---------

Interest Income
   Interest and fees on loans                           $  3,537    $ 3,709
   Interest on federal funds sold                             66         15
   Interest on interest bearing deposits                      42        115
   Interest and dividends on investment securities           557        651
                                                         -------     ------

   Total Interest Income                                   4,202      4,490
                                                         -------     ------

Interest Expense
   Interest on demand deposits                                56         82
   Interest on savings accounts                              131        186
   Interest on time deposits                               1,042      1,261
                                                         -------     ------

   Total interest on deposits                              1,229      1,529

   Interest on short-term debt                                13         27
   Interest on long-term debt                                322        337
                                                         -------     ------

   Total Interest Expense                                  1,564      1,893
                                                         -------     ------

Net Interest Income                                        2,638      2,597

Provision for Loan Losses                                     61        107
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        2,577      2,490
                                                         -------     ------

Noninterest Income
   Service charges                                           246        180
   Other                                                     348        204
   Security gains                                            399        371
                                                         -------     ------

   Total Noninterest Income                                  993        755
                                                         -------     ------

Noninterest Expense
   Salaries                                                  769        686
   Employee benefits                                         240        215
   Occupancy expense                                         105         78
   Equipment expense                                         103         87
   Intangibles amortization                                   69         44
   Other                                                     536        463
                                                         -------     ------

   Total Noninterest Expense                               1,822      1,573
                                                         -------     ------

Income before Income Taxes                                 1,748      1,672

Provision for Income Tax                                     525        511
                                                         -------     ------

Net Income                                              $  1,223    $ 1,161
                                                         =======     ======

Per Share Data

   Net Income                                           $    .50    $   .48
                                                         =======     ======

   Cash Dividends                                       $    .17    $   .16
                                                         =======     ======

   Equivalent Shares Outstanding                       2,422,359  2,429,733
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,    December 31,
       ASSETS                                           2003         2002
                                                    ----------   -----------
                                                     (Unaudited)  (Audited)


Cash and due from banks                               $  6,358    $  6,017
Interest bearing deposits in banks                      10,014       5,886
Federal funds sold                                      11,155       4,476
Securities held to maturity (note 2)                       875       1,877
Securities available for sale (note 2)                  57,174      62,908
Other investments                                        5,195       4,816

Loans, net of unearned discount (note 3)               200,737     201,980
   Less allowance for loan losses (note 4)              (1,566)     (1,477)
                                                       --------    -------

   Net Loans                                           199,171     200,503

Bank premises and equipment                              4,900       4,486
Other real estate                                          522         719
Interest receivable                                      1,435       1,655
Goodwill (note 5)                                        2,639       2,639
Deposit intangibles (note 5)                             2,116       2,254
Bank owned life insurance (note 6)                       4,283       2,303
Other assets                                             2,337       2,609
                                                       -------    --------
   Total Assets                                       $308,174    $303,149
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 32,728    $ 29,446
   Interest bearing
     Demand                                             33,774      34,134
     Savings deposits                                   44,478      41,661
     Time deposits                                     126,139     123,043
                                                       -------     -------

   Total Deposits                                      237,119     228,284

Short-term debt                                          6,782       8,308
Long-term debt                                          28,548      32,312
Accrued expenses                                         4,952       4,704
                                                       -------     -------

   Total Liabilities                                   277,401     273,608
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,418,678 and
   2,423,678 shares issued and outstanding
   in 2003 and 2002, respectively                       12,093      12,118
Surplus                                                    231         303
Retained earnings                                       18,644      17,390
Accumulated other comprehensive income (loss)             (195)       (270)
                                                       --------    --------

   Total Stockholders' Equity                           30,773      29,541
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $308,174    $303,149
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2003         2002
                                                       ----------    ---------
Cash Flows from Operating Activities:
   Net income                                          $  2,076    $  1,950
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         202         170
       Amortization of security premiums                    100          56
       Gain on security transactions                       (289)       (452)
       Income from life insurance investment               (110)        (54)
       Provision for loan losses                            133         174
       Increase in interest receivable                      220        (168)
       Decrease in other assets                             225          67
       Intangibles amortization                             138          89
       Increase in accrued expenses                         245         330
       Losses on limited partnership investments            129         140
                                                        -------     -------

   Total Adjustments                                        993         352
                                                        -------     -------

   Net Cash Provided by Operating Activities              3,069       2,302
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             1,241       3,322
   Proceeds from maturity of investments available
     for sale                                            28,453      13,548
   Proceeds from maturity of investments held to
     maturity                                             1,000
   Purchase of investments available for sale           (24,150)    (18,605)
   Net change in federal funds sold                      (6,679)
   Net change in loans                                    1,199     (23,884)
   Purchase of property and equipment                      (323)       (200)
   Net change in interest bearing bank deposits          (4,128)      7,725
Construction in progress payments                          (161)
   Proceeds from sale of other real estate owned             65
   Purchase of life insurance                             (1870)     (2,172)
                                                        -------     --------

   Net Cash Used in Investing Activities                 (5,353)    (20,266)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            5,739       8,892
   Net increase (decrease) in time deposits               3,096      (2,903)
   Net increase (decrease) in short-term debt            (1,526)        500
   Repurchase of common stock                               (97)       (293)
   Repayment of long-term debt                           (3,764)     (2,907)
   Proceeds from long-term debt                                      15,000
   Payment of dividends                                    (823)       (780)
                                                        --------    -------

   Net Cash Provided by Financing Activities              2,625      17,509
                                                        -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents        341        (455)

Cash and Cash Equivalents, Beginning of Period            6,017       5,364
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  6,358    $  4,909
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  3,258    $  3,931
     Income taxes                                           375         400

Noncash Transaction
   In 2002, the Company bought an additional investment in low income housing. The cost was $750,000, all of which was financed.

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                           Six Months Ended
                                                              June 30,
                                                          2003       2002
                                                      -----------------------


Balance, beginning of period                           $ 29,541    $ 28,597

Comprehensive Income:
   Net income                                             2,076       1,950

   Net change in unrealized appreciation
     on securities available for sale,
     net of taxes                                            76        (547)
                                                        -------     --------

     Total comprehensive income                           2,152       1,403

Repurchase of common stock                                  (97)       (293)

Dividends declared                                         (823)       (780)
                                                        --------    -------

Balance, end of period                                 $ 30,773    $ 28,929
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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the six and three month periods ended June 30, 2003 and June 30, 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values are as follows:

                                         June 30,              December 31,
                                           2003                    2002
                                    ------------------         ------------
                                                Market                 Market
                                      Cost      Value        Cost      Value

          Securities Held to
            Maturity

          U. S. Treasury and
            Agency obligations      $    110  $    110     $    110  $    110
          Other securities               765       807        1,767     1,795
                                     -------   -------      -------   -------

            Total                   $    875  $    917     $  1,877  $  1,905
                                     =======   =======      =======   =======


                                         June 30,              December 31,
                                           2003                    2002
                                     ----------------          -------------
                                      Market                 Market
                                      Value     Cost         Value     Cost

          Securities Available
           for Sale

          U. S. Treasury and
            Agency obligations      $ 30,238  $ 29,994     $ 38,475  $ 38,023
          Equity securities            7,534     8,355        8,026     9,104
          Mortgage-backed securities   6,844     6,818        5,069     5,033
          Other securities            12,558    12,224       11,338    11,089
                                     -------   -------      -------   -------

            Total                   $ 57,174  $ 57,391     $ 62,908  $ 63,249
                                     =======   =======      =======   =======

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30,   December 31,
                                                          2003       2002
                                                        ---------  --------
          Real Estate
            Construction                                $13,096   $ 12,059
            Residential                                 114,794    118,453
          Commercial and agricultural                    48,311     47,218
          Installment loans to individuals               23,045     22,704
          Credit cards                                    1,397      1,478
          Other                                              94         68
                                                         ------    -------

            Total                                      $200,737   $201,980
                                                        =======    =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses follows:

                                         Six Months Ended   Three Months Ended
                                             June 30,            June 30,
                                          2003     2002      2003     2002
                                         -------  ------    ------   ------

          Balance, beginning of period   $1,477  $ 1,288    $1,545  $ 1,338
          Provisions charged to operating
            expenses                        133      174        61      107
          Net (charge offs) recoveries:
            Loan recoveries                  38       55        19       29
            Loan charge-offs                (82)     (83)      (59)     (50)
                                          ------  ------     ------  ------

            Total Net Charge-offs *         (44)     (28)      (40)     (21)
                                          ------  ------     ------  ------

            Balance, End of Period       $1,566  $ 1,424    $1,566  $ 1,424
                                          =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Residential  $       $          $       $
              Commercial                     (3)                (4)      (6)
              Installment loans to
                individuals                 (41)     (28)      (36)     (15)
                                          ------  ------     ------  ------

            Total                        $  (44) $   (28)   $  (40) $   (21)
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

Overview

      Net income in the second quarter 2003 was $1,223,000 or $.50 per share, compared to $1,161,000 or $.48 per share the second quarter of 2002, an increase of 5.63% in earnings per share. For the six months ended June 30, 2003, net income was $2,076,000 or $.86 per share compared to $1,950,000 or $.80 per share for the first six months of 2002. Net interest income through the end of the second quarter increased 6.62% compared with a year ago; while noninterest income increased 15.72% and noninterest expense increased 12.63% during the same period.

      On an annualized basis, return on average assets at the end of the second quarter 2003 was 1.35% and return on average shareholders' equity was 13.86%. As of June 30, 2003, assets increased 5.35%, deposits increased 10.66% and loans increased .06% compared to a year ago. The allowance for loan losses at the end of the second quarter was $1,566,000 or .78% of loans while shareholders' equity totaled $30,773,000. A quarterly dividend of $.17 per share was paid August
5, 2003 to shareholders of record July 8, 2003.

Results of Operations

      The 2002 year to date tax equivalent net interest margin increased $346,000 or 6.8%% compared to the same period in 2002. The yield on earning assets decreased .72%, while the cost of funds decreased .84% compared to the same period of 2002. These decreases resulted as maturing assets and liabilities continued to reprice at significantly lower rates following aggressive rate cutting by the Federal Reserve, which began in 2001. The net interest margin improved significantly throughout 2002, but has been declining slightly since the beginning of 2003. This is primarily the result of a decrease in the repricing opportunities on liabilities, while longer term assets (loans and investment securities) continue to reprice at significantly lower levels. A schedule of the net interest margin for 2003 and 2002 is shown on page 17 as Table 1.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations


      Noninterest income increased $181,000 in the first six months of 2003. Exclusive of securities transactions, other noninterest income items increased $344,000, or 49.1%. Service charges on deposit accounts have increased following the implementation of an overdraft privilege program which commenced during the second quarter of 2003. Other noninterest income increased $285,000; substantial increases in this area include $103,000 in mortgage origination fees, $55,000 from earnings on bank owned life insurance and an additional $63,000 in commissions from sales of investment and insurance products.

      Noninterest expense increased $399,000 or 12.6% through June 30, 2003. Of the total, $208,000 can be attributed to salaries and employee benefits. This increase includes normal salary increases, six months of expenses for the Harrisonburg mortgage and investment office (versus none in 2002) and an increase in pension expense of approximately 54%. This increase is a result of the declining stock market (at the pension plan year end of September 20, 2002) and lower market rates of interest. With less current assets and lower expected returns, the current funding requirements to meet the pension payments guaranteed in the future had to increase.

Financial Condition

Federal Funds Sold and Interest Bearing Deposits

      The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that is currently benchmarked at 1.00% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in both federal funds sold and interest bearing bank deposits have increased due to continued deposit growth, maturing securities and flat loan demand.

Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as securities held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on Available for Sale securities are excluded from earnings and reported (net of deferred income taxes) as a part of other comprehensive income. As of June 30, 2003, the amortized cost of all securities available for sale exceeded their market value by $217,000 ($143,000 after the consideration of income taxes). Unrealized losses on equity securities are partially offset by unrealized gains on the Bank's bond portfolio. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect these fluctuations in value of debt securities to have a direct impact on earnings.

      Investments in debt securities have declined approximately five million dollars during 2003. Proceeds from maturing bonds have been held as short-term investments in either federal funds sold or interest bearing bank deposits. Opportunities for investments in the bond portfolio at favorable rates have been limited due to falling rates and economic uncertainties. Shortly after the end of the second quarter, management invested ten million dollars in treasury and agency securities as yields on two to three year bonds increased approximately 30 basis points over rates available at quarter end. The philosophy of retaining liquidity and purchasing relatively short maturities allows for greater flexibility in an environment of rapidly changing rates and has served the Company well over the years.

      Of the investments in securities available for sale, 13.2% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have historically resulted in significant increases in value. A review of these investments as of June 30, 2003, did not reveal any additional impairment to be recognized in excess of that which was recognized in the fourth quarter of 2002.

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

       While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In March 2002, a mild strain of Avian Influenza (AI) was discovered in the Shenandoah Valley. Several of the Bank's customers were affected by the contamination. Their flocks were destroyed; poultry houses cleaned and allowed to set idle for several weeks. All have since been returned to production. Although the Bank does not anticipate any losses as a result of this outbreak of AI, it was necessary, in some cases to extend additional operating funds and/or modify payment terms in the short-term. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

      The first six months of 2003 resulted in a decrease of $1,243,000 in loans outstanding. Although the Bank has experienced a decline year to date in the portfolio, the second quarter did result in a modest increase of $1,647,000. A number of factors contributed to the change in the portfolio, including payoff by the lead bank of participation loans totaling in excess of three million dollars, referrals of loans to the secondary market origination office, a generally sluggish economy and management's unwillingness to aggressively reduce long-term interest rates to stimulate loan growth.

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Nonperforming loans totaled $2,866,000 at June 30, 2003 compared to $2,594,000 at December 31, 2002. Approximately 85% of these nonperforming loans are secured by real estate. Although the potential exists for some loan losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

      As of June 30, 2003, the Company held $119,000 of real estate that was acquired through foreclosure. The property is currently under contract for sale with closing scheduled during August 2003. No additional losses are anticipated at this time.

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

     Loan pools are further segmented into watch list, past due over 90 days and all other loans by type. Watch list loans include loans that are 60 days past due, and may include restructured loans, borrowers that are highly leveraged, loans that have been upgraded from classified or loans that contain policy exceptions (term, collateral coverage, etc.). Loss estimates on these loans reflect the increased risk associated with these assets due to any of the above factors. The past due pools contain loans that are currently 90 days or more past due. Loss rates assigned reflect the fact that these loans bear a significant risk of charge-off. Loss rates vary by loan type to reflect the likelihood that collateral values will offset a portion of the anticipated losses.

     The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical loss rates over the prior five years. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and due to the inherent imprecision of these estimates.

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

     The allowance for loan losses of $1,566,000 at June 30, 2003 is equal to ..78% of total loans. This compares to an allowance of $1,477,000 (.73%) at December 31, 2002. Based on the previously mentioned evaluation of the loan portfolio, coupled with slow loan growth, management anticipates that funding of the allowance will be significantly less for the remainder of the year than for the full year of 2002.

     Although the allowance has increased as a percentage of loans outstanding, it remains well below the peer group average of 1.38%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

     Net charge offs during the first six months of 2003 were $44,000, compared to $38,000 during the same period in 2002. In recent years the company has had an average loss rate of .09% which is approximately one-third the loss rate of its peer group.

Deposits and Long-Term Debt

      The Company's main source of funding is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits increased
$8,835,000 during the first half of 2003. Certificates of deposit decreased $3,096,000 during this period. Demand deposits, interest and noninterest bearing, increased a total of $5,739,000, compared to December 31, 2002. Management believes this increase resulted from frequent advertising of its free checking account and accounts gained from BB&T following its takeover of the local F&M Bank Winchester branches.

      Short-term debt consists entirely of commercial repurchase agreements (repos.) Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank; their excess funds are swept daily into the repo accounts. These accounts are not considered deposits and are not insured by FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Balances have decreased $1,526,000 since December 31, 2002. Although some of this decrease is a result of declining rates and customers moving their funds to higher yielding account types, much of the decrease is seasonal in nature and consistent with patterns seen in prior years.

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $3,097,000 in the first half of the year. Additional borrowings were not necessary due to the overall liquidity position and lower loan demand.

      As part of the approval process for the acquisition of new branches in 2001, F & M Bank Corp. was required to contribute $6 million into Farmers & Merchants Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333, plus interest. The loan is collateralized by marketable equity securities and carries an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation. In September 2002, the Company borrowed an additional $3 million from SunTrust Bank. This loan also carries an interest rate of LIBOR + 1.10% and is variable. Payments of interest only will be due quarterly for seven calendar quarters, followed by payments of $230,769 plus interest for a period of thirteen quarters. Proceeds of this loan were used to provide an additional capital contribution to the Bank and to pay off an intercompany loan.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Capital

      The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2003, the Company's total risk based capital and tier 1 risk based capital ratios were 14.47% and 13.94%, respectively. Both ratios are in excess of regulatory minimums and are favorable compared with the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 2003 over those in 2002.

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

      Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchase of federal funds. To further meet its liquidity needs, the Bank maintains lines of credit with correspondent financial institutions. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

Interest Rate Sensitivity

      As a result of continued growth in deposits and through maturities of investments, the liquidity position as of June 30, 2003 remains very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

      The Company monitors its interest rate sensitivity periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity. A summary of asset and liability repricing opportunities is shown on page 18 as Table II.

       As of June 30, 2003, the Company had a cumulative Gap Rate Sensitivity Ratio of 4.14% for the one-year repricing period. This generally indicates that net interest income would improve in an increasing or stable interest rate environment as assets reprice more quickly than liabilities. In actual practice, this may not be the case, as deposits customers may move funds into longer term, higher rate time deposits as rates rise rather than maintaining the same general maturity schedules as that which currently exists. Management constantly monitors the Company's interest rate risk and has decided its current position is acceptable for a well-capitalized community bank operating in a rural environment.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Stock Repurchase

      On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. On June 12, 2003, the Board of Directors authorized the repurchase of an additional 50,000 shares of the Company's outstanding common stock Repurchases are authorized to be made by the Company from time to time in the open market or through privately negotiated transactions as, in the opinion of management, market conditions warrant. The repurchased shares are held as unissued stock and are accounted for as retired stock. Through the end of the second quarter of 2003, a total of 46,284 shares have been repurchased. Of this amount, 5,000 shares have been repurchased in 2003.

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

Table 1
                                          F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                                  (Dollar Amounts in Thousands)


                              Six Months Ended              Six Months Ended
                                June 30, 2003                June 30, 2002

                           Average   Income/   Rates   Average  Income/   Rates
                           Balance   Expense           Balance  Expense

Rate Related Income
   Loans 1               $200,693   $  7,154    7.19% $188,510  $7,255    7.76%
   Federal funds sold      16,996         98    1.16%    5,707      47    1.66%
   Bank deposits            7,633         90    2.38%   15,214     280    3.71%
   Investments
     Taxable 3             47,725        984    4.12%   40,919   1,029    5.07%
     Partially taxable 2,3  8,981        273    6.08%   10,517     279    5.35%
                           ------     ------   ------   ------   -----    -----

   Total Earning Assets   282,028      8,599    6.15%  260,867   8,890    6.87%
                         --------      -----   ------  -------   -----   ------

Interest Expense
   Demand deposits         34,246        114     .67%   31,177     156    1.01%
   Savings                 43,080        273    1.28%   38,167     367    1.94%
   Time deposits          127,185      2,116    3.36%  115,825   2,628    4.58%
   Short-term debt          7,628         27     .71%    8,802      56    1.28%
   Long-term debt          30,372        664    4.41%   26,929     624    4.67%
                           ------      -----     ----   ------   -----    ----

   Total Interest Bearing
     Liabilities          242,511      3,194    2.66%  220,900   3,831    3.50%
                          -------     ------   ------  -------   -----   ------

   Net Interest Income 1            $  5,405                  $  5,059
                                    ========                     =====

   Net Yield on Interest
     Earning Assets 1                           3.86%                     3.91%
                                               =====                      ====


1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4  Average balances include non-accrual loans.


       17 (CONTINUED)

Table 1 (Continued)
                                        F & M BANK CORP.
                                 NET INTEREST MARGIN ANALYSIS
                                 (Dollar Amounts in Thousands)


                          Three Months Ended               Three Months Ended
                              June 30, 2003                  June 30, 2002

                         Average    Income/   Rates   Average  Income/    Rates
                         Balance    Expense           Balance  Expense

Rate Related Income
   Loans 1              $200,554   $ 3,550    7.08%  $195,547  $ 3,722    7.63%
   Federal funds sold     22,855        66    1.16%     3,609       15    1.67%
   Bank deposits           8,392        42    2.00%    12,393      115    3.72%
   Investments
     Taxable 3            43,018       462    4.30%    44,311      530    4.80%
     Partially
       taxable 2,3         8,972       137    6.10%    10,286      149    5.81%
                          ------    ------    -----   -------    -----   ------

   Total Earning Assets  283,791     4,257    6.01%   266,146    4,531    6.83%
                        ---------    -----   ------   ------    -----    -----


Interest Expense
   Demand deposits        34,886        56     .64%    32,041       82    1.03%
   Savings                43,772       131    1.20%    39,445      186    1.89%
   Time deposits         127,246     1,042    3.28%   115,208    1,261    4.39%
   Short-term debt         7,724        14     .73%     8,469       27    1.28%
   Long-term debt         29,384       321    4.38%    28,913      337    4.67%
                          ------     -----    ----     ------    -----    -----

   Total Interest Bearing
     Liabilities         243,012     1,564    2.58%   224,076    1,893    3.39%
                         -------   -------   -------   ------    -----   ------

   Net Interest Income 1          $  2,693                    $  2,638
                                   ========                     =====

   Net Yield on Interest
     Earning Assets 1                         3.81%                       3.98%
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

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2003
                            (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years  Classified  Total

Uses of Funds
   Loans:
     Commercial         $27,308  $ 4,067  $15,608  $ 1,328  $        $48,311
     Installment            327    1,043   19,444    2,325            23,139
     Real estate         10,956   16,753   67,032   33,149           127,890
     Credit cards         1,397                                        1,397
   Interest bearing       5,755    3,268      991                     10,014
     bank deposits
   Federal Funds Sold    11,155                                       11,155
   Investment securities 21,033   14,588   14,402      492   7,534    58,049
                         ------   ------   ------   ------   -----    ------

   Total                 77,931   39,719  117,477   37,294   7,534   279,955
                         ------   ------   -------  ------   -----   -------

Sources of Funds

   Demand deposits                10,349   19,066    4,359            33,774
   Savings deposits                8,896   26,687    8,895            44,478
   Certificates of
     deposit
     $100,000 and over    3,363    8,314   11,113                     22,790
   Other certificates
     of deposit          16,220   43,622   43,507                    103,349
   Short-term borrowings  6,782                                        6,782
   Long-term debt         1,775    6,753   19,199      821            28,548
                         ------   ------   ------   ------   -----    ------

   Total                 28,140   77,934  119,572   14,075           239,721
                         ------   ------   -------  ------   -----   -------

Discrete Gap             49,791  (38,215)  (2,095)  23,219   7,534

Cumulative Gap           49,791   11,576    9,481   32,700  40,234

Ratio of Cumulative Gap   17.79%    4.14%   3.35%   11.68%   14.37%
   to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2003. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      We have established disclosure controls and procedures to ensure that material information related to F & M Bank Corp. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, F & M Bank Corp.'s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that F & M Bank Corp.'s disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior
        Securities -                Not Applicable

Item 4. Submission of Matters to a
        Vote of Security Holders -  On May 10, 2003,
                                    the stockholders held their annual
                                    meeting.  The  following items were
                                    approved by the shareholders by the required majority:

                                    1) Election of the Board of Directors
                                       as proposed in the proxy material without
                                       any additions or exceptions.
                                                                  Votes
                                                       Votes    "Against"
                                                     "For" by      by
                                                       Proxy      Proxy  Abstain

                                   Ellen R. Fitzwater 1,753,145   12,822    100
                                   Lawrence H.
                                       Hoover, Jr.    1,753,145   12,822    100
                                   Richard S. Myers   1,853,145   12,822    100
                                   Ronald E. Wampler  1,753,145   12,822    100

                                   2)  Appointment  of S.B.  Hoover & Co. LLP.
                                       as  independent  accountants  as
                                       proposed   in  the   proxy   materials;
                                       1,757,791    votes   for,   100   votes
                                       against, 8,176 abstained.

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

            99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

            99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

            99.3 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (b)Reports on Form 8-K

           The Company filed Form 8-K on June 12, 2003, in reporting Item 5, Other Events and required FD Disclosure.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F & M BANK CORP.


                                 /s/ JULIAN D. FISHER
                                 --------------------------------
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 /s/ NEIL W. HAYSLETT
                                 --------------------------------
                                 Neil W. Hayslett
                                 Vice President and Chief Financial Officer




August 13, 2003