Form 10-Q
period 2003-09-30
F&M BANK CORP
filed 2003-11-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended September 30, 2003

[ ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934



                        Commission File Number: 000-13273

                                F & M BANK CORP.

              Virginia                                        54-1280811
------------------------------------                     -----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


P. O. Box 1111
Timberville, Virginia 22853
(Address of Principal Executive Offices) (Zip Code)


                               (540) 896-8941
          (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes .[ X ] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ]

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at September 30, 2003
   Common Stock, par value - $5                           2,415,178 shares

                                F & M BANK CORP.


                                      INDEX

                                                                         Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2003 and 2002                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2003 and 2002                              3

           Consolidated Balance Sheets - September 30, 2003
           and December 31, 2002                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2003 and 2002                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2003 and 2002         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    19

Item 4.    Controls and Procedures                                       19


PART II    OTHER INFORMATION                                             20

Item 1.    Legal Proceedings                                             20

Item 2.    Changes in Securities and Use of Proceeds                     20

Item 3.    Defaults upon Senior Securities                               20

Item 4.    Submission of Matters to a Vote of Security Holders           20

Item 5.    Other Information                                             20

Item 6.    Exhibit and Reports on Form 8-K                               20


           SIGNATURES                                                    21

Part I Financial Information
Item 1 Financial Statements
                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                 (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          2003         2002
Interest Income
   Interest and fees on loans                           $10,637     $11,030
   Interest on federal funds sold                           141          76
   Interest on interest bearing deposits                    134         307
   Interest and dividends on investment securities        1,693       1,895
                                                         ------      ------

   Total Interest Income                                 12,605      13,308
                                                         ------      ------

Interest Expense
   Interest on demand deposits                              169         244
   Interest on savings accounts                             379         548
   Interest on time deposits                              3,100       3,760
                                                         ------      ------

   Total interest on deposits                             3,648       4,552

   Interest on short-term debt                               36          76
   Interest on long-term debt                               965       1,006
                                                         ------      ------

   Total Interest Expense                                 4,649       5,634
                                                         ------      ------

Net Interest Income                                       7,956       7,674

Provision for Loan Losses                                   165         281
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       7,791       7,393
                                                         ------      ------

Noninterest Income
   Service charges                                          663         536
   Other                                                    710         449
   Income on bank owned life insurance                      317          92
   Security gains                                           287         494
                                                         ------      ------

   Total Noninterest Income                               1,977       1,571
                                                         ------      ------

Noninterest Expense
   Salaries                                               2,329       2,066
   Employee benefits                                        719         664
   Occupancy expense                                        295         236
   Equipment expense                                        293         261
   Intangibles amortization                                 207         134
   Other                                                  1,557       1,390
                                                         ------      ------

   Total Noninterest Expense                              5,400       4,751
                                                         ------      ------

Income before Income Taxes                                4,368       4,213

Provision for Income Tax                                  1,248       1,255
                                                         ------      ------

Net Income                                              $ 3,120     $ 2,958
                                                         ======      ======

Per Share Data

   Net Income                                           $  1.29    $   1.22
                                                         =======     =======

   Cash Dividends                                       $   .52    $    .49
                                                         =======     =======

   Equivalent Shares Outstanding                      2,421,165   2,430,161
                                                       =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                          2003         2002
Interest Income
   Interest and fees on loans                           $ 3,512     $ 3,800
   Interest on federal funds sold                            43          29
   Interest on interest bearing deposits                     44          27
   Interest and dividends on investment securities          504         643
                                                         ------      ------

   Total Interest Income                                  4,103       4,499
                                                         ------      ------

Interest Expense
   Interest on demand deposits                               55          88
   Interest on savings accounts                             106         181
   Interest on time deposits                                984       1,132
                                                         ------      ------

   Total interest on deposits                             1,145       1,401

   Interest on short-term debt                                9          20
   Interest on long-term debt                               301         382
                                                         ------      ------

   Total Interest Expense                                 1,455       1,803
                                                         ------      ------

Net Interest Income                                       2,648       2,696

Provision for Loan Losses                                    32         107
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       2,616       2,589
                                                         ------      ------

Noninterest Income
   Service charges                                          244         176
   Other                                                    194         130
   Income on bank owned life insurance                      207          38
   Security gains (losses)                                   (2)         42
                                                         -------     ------

   Total Noninterest Income                                 643         386
                                                         ------      ------

Noninterest Expense
   Salaries                                                 807         702
   Employee benefits                                        219         182
   Occupancy expense                                         95          80
   Equipment expense                                        101          91
   Intangible amortization                                   69          45
   Other                                                    555         464
                                                         ------      ------

   Total Noninterest Expense                              1,846       1,564
                                                         ------      ------

Income before Income Taxes                                1,413       1,411

Provision for Income Tax                                    369         403
                                                         ------      ------

Net Income                                              $ 1,044     $ 1,008
                                                         ======      ======

Per Share Data

   Net Income                                           $   .43    $    .42
                                                         =======     =======

   Cash Dividends                                       $   .18    $    .17
                                                         =======     =======

   Equivalent Shares Outstanding                      2,417,526   2,423,834
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                   September 30,  December 31,
     ASSETS                                            2003           2002
                                                   ------------    --------
                                                     (Unaudited)   (Audited)
Cash and due from banks                               $ 4,658     $  6,017
Interest bearing deposits in banks                      9,467        5,886
Fed funds sold                                         14,972        4,476
Securities held to maturity (note 2)                      874        1,877
Securities available for sale (note 2)                 49,876       62,908
Other investments                                       5,130        4,816

Loans, net of unearned discount (note 3)              206,794      201,980
   Less allowance for loan losses (note 4)             (1,528)      (1,477)
                                                       -------     --------

   Net Loans                                          205,266      200,503

Bank premises and equipment                             4,829        4,486
Interest receivable                                     1,330         1655
Other real estate                                         532          719
Deposit intangible                                      2,047        2,254
Goodwill                                                2,639        2,639
Bank owned life insurance (note 5)                      4,766        2,303
Other assets                                            1,953        2,610
                                                       ------      -------


   Total Assets                                      $308,339     $303,149
                                                      =======     =======

     LIABILITIES

Deposits
   Noninterest bearing demand                         $32,401     $ 29,446
   Interest bearing
     Demand                                            35,445       34,134
     Savings deposits                                  46,690       41,661
     Time deposits                                    124,299      123,043
                                                      -------     -------

   Total Deposits                                     238,835      228,284

Short-term debt                                         6,441        8,308
Long-term debt                                         26,773       32,312
Accrued expenses and other liabilities                  5,083        4,704
                                                       ------      -------

   Total Liabilities                                  277,132      273,608
                                                      -------     -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,415,178 and
   2,423,678 issued and outstanding, in
   2003 and 2002, respectively                         12,076       12,118
Surplus                                                   151          303
Retained earnings                                      19,253       17,390
Accumulated other comprehensive income (loss)            (273)        (270)
                                                       -------     --------

   Total Stockholders' Equity                          31,207       29,541
                                                       ------      -------

   Total Liabilities and Stockholders' Equity        $308,339     $303,149
                                                      =======     =======


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Nine Months Ended
                                                            September 30,
                                                          2003         2002

Cash Flows from Operating Activities:
   Net income                                          $  3,120    $  2,958
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         311         257
       Amortization of security premiums                    201          92
       Gain on security transactions                       (287)       (494)
       Income from life insurance investment               (284)        (92)
       Provision for loan losses                            165         281
       (Increase) decrease in interest receivable           325         (15)
       Decrease in other assets                             406          75
       Intangible amortization                              207         133
       Increase in accrued expenses                         358         604
       Losses on limited partnership investments            193         209
                                                        -------     -------

   Total Adjustments                                      1,595       1,050
                                                        -------     -------

   Net Cash Provided by Operating Activities              4,715       4,008
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                             1,813       3,538
   Proceeds from maturity of investments available
     for sale                                            49,992      25,181
   Purchase of investments available for sale           (38,238)    (20,923)
   Net change in interest bearing bank deposits          (3,581)      9,572
   Net change in federal funds sold                     (10,496)     (8,275)
   Net increase in loans                                 (4,928)    (27,719)
   Proceeds from sale of other real estate owned            194
   Expenditures on other real estate                                    (27)
   Purchase of life insurance                            (1,871)     (2,172)
   Purchase of property and equipment                      (653)       (241)
                                                        --------    --------

   Net Cash Used in Investing Activities                 (7,768)    (21,066)
                                                        --------    --------

Cash Flows from Financing Activities:
   Net change in demand and savings deposits              9,295       9,003
   Net change in time deposits                            1,256        (985)
   Net change in short-term debt                         (1,867)     (3,628)
   Repurchase of common stock                              (194)       (297)
   Repayment of long-term debt                           (5,539)     (4,682)
   Proceeds of long-term debt                                        18,000
   Payment of dividends                                  (1,257)     (1,166)
                                                        --------    -------

   Net Cash Provided by Financing Activities              1,694      16,245
                                                        -------     -------

Net Decrease in Cash and Cash Equivalents                (1,359)       (813)
Cash and Cash Equivalents, Beginning of Period            6,017       5,364
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  4,658    $  4,551
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  4,758    $  5,800
     Income taxes                                           750         800


Noncash Transaction
   In 2002, the Company bought an additional investment in low income housing. The cost was $750,000, all of which was financed.


       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                          2003         2002

Balance, beginning of period                            $29,541     $28,597

Comprehensive Income
   Net income                                             3,120       2,958
   Net change in unrealized appreciation on securities
     available for sale, net of taxes                        (3)     (1,110)
                                                         -------     ------

   Total comprehensive income                             3,117       1,848

Repurchase of common stock                                 (194)       (297)

Dividends declared                                       (1,257)     (1,190)
                                                         -------     ------

Balance, end of period                                  $31,207     $28,958
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

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of the F&M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values are as follows:

                                      September 30,          December 31,
                                         2003                      2002
                                    -------------             --------------
                                              Market                Market
                                     Cost      Value       Cost      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   110   $    110    $    110   $   110
          Other debt securities        764        792       1,767     1,795
                                    ------    -------     -------    ------

            Total                  $   874   $    902    $  1,877   $ 1,905
                                    ======    =======     =======    ======


                                       September 30,         December 31,
                                           2003                  2002
                                    -----------------      ----------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $22,577   $ 22,461    $ 38,475   $38,023
          Equity securities          8,768      9,451       8,026     9,104
          Mortgage-backed
            securities               7,704      7,748       5,069     5,033
          Other debt securities     10,827     10,568      11,338    11,089
                                    ------    -------     -------    ------

            Total                  $49,876   $ 50,228    $ 62,908   $63,249
                                    ======    =======     =======    ======

                                F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS:

             Loans outstanding are summarized as follows:
                                                     September 30,  December 31,
                                                        2003           2002
          Real Estate
            Construction                                $14,348      $ 12,059
            Residential                                 118,930       118,453
          Commercial and agricultural                    48,884        47,218
          Installment loans to individuals               23,239        22,704
          Credit cards                                    1,325         1,478
          Other                                              68            68
                                                         ------       -------

            Total                                      $206,794      $201,980
                                                        =======       =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses follows:

                                         Nine Months Ended Three Months Ended
                                           September 30,      September 30,
                                           2003     2002     2003     2002
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,477   $1,288    $1,566   $1,424
          Provisions charged to
            operating expenses              165      281        32      107
          Net (charge-offs) recoveries:
            Loan recoveries                  56       75        18       21
            Loan charge-offs               (170)    (193)      (88)    (101)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *          (114)    (118)      (70)     (80)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,528   $1,451    $1,528   $1,451
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real Estate                              (31)               (31)
            Commercial                      (23)      (1)      (20)      (1)
            Installment                     (91)     (86)      (50)     (48)
                                          ------   -----     ------   -----

            Total                        $ (114)  $ (118)   $  (70)  $  (80)
                                          ======   =====     ======   =====

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    BANK OWNED LIFE INSURANCE (BOLI)

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


Results of Operations - Year to Date

     Net income year to date increased $162,000 compared to 2002. Yields on earning assets declined 82 basis points compared to 2002 while rates paid on interest bearing liabilities fell 81 basis points for the same period. Much of the decrease in the cost of funds resulted from maturing time deposits which repriced at much lower rates. Overall the cost of time deposits has decreased from 4.36% in 2002 to 3.27% in 2003. Although yields on earning assets have declined slightly more than yields on interest bearing liabilities, the growth in the balance sheet has allowed for an increase of $272,000 in the tax equivalent net interest income. A schedule of the net interest margin for 2003 and 2002 can be found in Table I on page 16.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     Noninterest income, exclusive of gains on the sale of securities and real estate, increased $613,000 in 2003. The increase includes an additional $150,000 in overdraft fees, secondary market mortgage fees increasing $163,000, an increase in recurring income from earnings on bank owned life insurance (BOLI) of $81,000, and non-recurring income from the surrender of split dollar life insurance totaling $144,000.

     Noninterest expense increased $649,000 in 2003. Salary and benefits expense include nine months of operation of the mortgage and investment office which opened in December 2002 in Harrisonburg, Virginia. Occupancy and equipment expense have increased a total of $91,000, which includes additional depreciation on a new computer system, amortization on the leasehold improvements in Harrisonburg, and additional depreciation on two renovated/expanded branch offices. Noninterest expense as an annualized percentage of average assets increased slightly to 2.33% from 2.19% in the prior year. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, peer group noninterest expenses averaged approximately 3.20% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Quarter Ending September 30

     The Company's net income increased $36,000 to $1.044 million compared to the third quarter of 2002. After adjusting to exclude securities transactions, amortization expense on the core deposit intangible and the aforementioned non-recurring split dollar insurance transactions, core earnings and earnings per share decreased $14,000 or less than $.01 per share, respectively. This decrease resulted from a decrease in the net interest margin from 4.07% to 3.79%. The margin has suffered as the average yield on earning assets has decreased .90% versus cost of funds decreasing .71%. The primary cause of the decline resulted from a slight decline in the average loan portfolio and a $15 million increase in short term earning assets (fed funds sold and interest bearing bank deposits). Deposit growth during the period continued to provide management with investable funds; however, with current bond yields at historical lows, management has not been willing to invest these funds in longer term assets.

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

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

     The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2003, the market value of all securities available for sale was $352,000 less than their amortized cost.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     The value of the Bank's bond portfolio exceeds its carrying cost by $331,000. This is the result of rapidly declining interest rates causing the market value of existing higher rate bonds to increase dramatically. The Company's equity securities portfolio was $683,000 below cost due in large part to declines in market values in 2001 and 2002. The equity securities portfolio has recovered $1,270,000 in value since September 2002. The Company continues to hold equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

Loan Portfolio

     The Company operates in a predominately rural area that includes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities/colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid size businesses and farms within its primary service area.

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

     While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company monitors its past due loans closely and has not experienced higher loan delinquencies in this sector compared to the overall loan portfolio. The first nine months of 2003 resulted in a $4,814,000 increase in the loan portfolio. This is substantially slower loan growth than in the prior years and reflects a somewhat sluggish local economy, a higher percentage of real estate loans being placed in the secondary market due to historically low long term interest rates, and management's unwillingness to commit to long term loans at current rates of interest.

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $2,739,000 at September 30, 2003 compared to $2,594,000 at December 31, 2002. Approximately 85% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2003, the Company does not hold any real estate which was acquired through foreclosure.

    The following is a summary of information pertaining to risk elements and impaired loans:

                                       September 30,   December 31,
                                           2003            2002

    Nonaccrual loans                    $      0        $      0
    Loans past due 90 days or more
     and still accruing interest           2,739           2,594
    Restructured loans                         0               0
                                         -------         -------

                                        $  2,739        $  2,594

    Percent of total loans                  1.32%           1.28%

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

     All potential losses are evaluated within a range of low to high. An unallocated reserve has been established to reflect other unidentified losses within the portfolio. This helps to offset the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events. The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

     The allowance for loan losses of $1,528,000 at September 30, 2003 is equal to .74% of total loans. This compares to an allowance of $1,477,000 (.73%) at December 31, 2002. Management has decreased its monthly funding of the reserve to $10,000 due to the slow growth in the portfolio and its analysis of the potential losses within the portfolio. The overall level of the allowance is well below the peer group average of 1.32%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately nine years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

     Loan losses, net of recoveries, total $114,000 through first three quarters of 2003. This is equivalent to an annualized loss rate of .07%. In recent years the company has had an average loss rate of .07% which is approximately one-third the loss rate of its peer group.

Deposits and Other Borrowings

     The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $10,551,000 since December 31, 2002. This growth has been experienced in spite of rapidly falling rates and appears to be a result of account growth in markets where the major competing bank has gone through a merger/name change.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     The Company offers repurchase agreements (a/k/a "repos") to customers desiring such investments. Repos are designed for companies desiring a higher rate of return than traditional deposit accounts and who will accept the risk of not being covered by FDIC insurance. As of September 30, 2003, balances in repo accounts totaled $6,441,000 and are included as short-term debt on the balance sheet.

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important mechanism in funding real estate loans. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund longer term fixed rate mortgage loans. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and reduce its exposure to interest rate changes. Due to lighter loan demand and growth in deposits, the Bank has not borrowed any additional funds in 2003. Scheduled repayments of this debt totaled $4,539,000 through September 30, 2003.

     As part of the approval process for the acquisition of new branches, the Company was required to contribute $6 million into the Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan is amortized over a three year period with quarterly payments of $333,333, plus interest. The loan is collateralized by marketable securities and carries an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation. In September 2002, the Company borrowed an additional $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of interest only are due quarterly for seven calendar quarters, followed by payments of $230,769 plus interest for a period of thirteen quarters. Proceeds of this loan were used to provide an additional capital contribution to the Bank.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2003, the Company's total risk based capital and total capital to total assets ratios were 14.66% and 10.12%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the third quarter dividend in 2003 of 5.88%.

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

Stock Repurchase

     On April 20, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the third quarter of 2003, a total of 49,784 shares have been repurchased. Of this amount 8,500 shares have been repurchased in 2003.

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

TABLE I
                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)



                          Nine Months Ended                 Nine Months Ended
                            September 30, 2003             September 30, 2002
                       -------------------------       ------------------------

                     Average       Income/   Rates    Average   Income/   Rates
                     Balance      Expense            Balance    Expense

Rate Related Income
   Loans 1          $201,023    $  10,676    7.08%  $ 193,256  $  11,079   7.66%
   Federal funds
     sold             17,509          141    1.07%      6,097         76   1.67%
   Bank deposits       8,071          131    2.16%     11,965        306   3.42%
   Investments
     Taxable 3        46,793        1,381    3.94%     41,717      1,544   4.93%
     Partially
       taxable 2,3     9,037          405    5.98%     10,362        445   5.73%
     Exempt               88            3    4.55%
                      ------        -----    ------    -----        ---     ----

   Total Earning
     Assets          282,521       12,737    6.01%    263,397     13,450   6.83%
                     ---------    ------   -------    -------    ------  -------


Interest Expense
   Demand deposits    34,509          165    0.64%     31,902        244   1.02%
   Savings            44,032          382    1.16%     38,770        548   1.89%
   Time deposits     126,540        3,101    3.27%    115,351      3,760   4.36%
   Other short-term
     debt              7,372           36    0.65%      8,661         76   1.17%
   Long-term debt     29,506          965    4.36%     28,721      1,006   4.68%
                      ------        ----     -----     ------     -----   -----

   Total Interest
     Bearing
     Liabilities     241,959        4,649    2.56%    223,405      5,634   3.37%
                    -------      --------   ------     ------      -----  -----

   Net Interest
     Margin 1                     $ 8,088                        $ 7,816
                                    =====                          =====

   Net Yield on Interest
     Earning Assets 1                        3.82%                         3.97%
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


       17 (Continued)



TABLE I
                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)



                            Three Months Ended             Three Months Ended
                            September 30, 2003             September 30, 2002
                      ---------------------------     -------------------------

                     Average     Income/   Rates     Average    Income/    Rates
                     Balance     Expense             Balance    Expense

Rate Related Income
   Loans 1          $201,683    $  3,522     6.99%   $ 202,747  $ 3,824    7.48%
   Federal funds
     sold             18,536          43     0.93%       6,878       29    1.67%
   Bank deposits       8,948          41     1.83%       5,467       26    1.89%
   Investments
     Taxable 3        44,928         397     3.53%      43,314      515    4.76%
     Partially
       taxable 2,3     9,149         132     5.77%      10,053      166    6.60%
     Exempt              262           3     4.58%
                      ------        -----   ------       -----     -----   ----

   Total Earning
     Assets          283,506       4,138     5.84%     268,459    4,560    6.74%
                     -------     --------    ------   --------   -----   -------


Interest Expense
   Demand deposits    35,036          51     0.58%      33,352       88    1.04%
   Savings            45,935         109     0.95%      39,977      181    1.80%
   Time deposits     125,249         985     3.15%     114,403    1,132    3.93%
   Other short-term
     debt              6,859           9     0.52%       8,374       20    1.09%
   Long-term debt     27,773         301     4.34%      32,304      382    4.69%
                     ------          ----   -----       ------      ---   -----

   Total Interest
     Bearing
     Liabilities     240,852       1,455     2.42%     228,410    1,803    3.13%
                    -------     --------    ------     -------    -----   ------

   Net Interest
     Margin 1                    $ 2,683                        $ 2,757
                                   =====                          =====

   Net Yield on
     Interest
     Earning Assets 1                        3.79%                         4.07%
                                             =====                        =====

1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               September 30, 2003
                            (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                        0 - 3   4 - 12    1 - 5   Over 5     Not
                       Months   Months    Years    Years Classified  Total

Uses of Funds

   Loans
      Commercial       $26,502  $ 4,999  $ 15,719 $ 1,664  $        $ 48,884
      Installment          308    1,009    19,026   2,964             23,307
      Real estate       19,031   13,041    72,199  29,007            133,278
      Credit cards       1,325                                         1,325
   Interest bearing
      bank deposits      4,513    4,063       891                      9,467
   Federal funds sold   14,972                                        14,972
Securities               6,641   12,570    22,650     121    8,768    50,750
                        ------   ------   ------   ------   ------   ------

   Total                73,292   35,682   130,485  33,756    8,768   281,983
                        ------   ------   -------  ------   ------   -------

Sources of Funds

   Interest bearing
      demand deposits            10,748    20,048   4,649             35,445
   Savings deposits               9,338    28,014   9,338             46,690
   Certificates of
      deposit
      $100,000 and
      over               3,302    7,886    11,195                     22,383
   Other certificates
      of deposit        20,489   39,081    42,346                    101,916
   Short-term
      borrowings         6,441                                         6,441
   Long-term borrowings  2,989    6,861    15,530   1,393             26,773
                       -------  -------  --------  -------  ------    -------

   Total                33,221   73,914   117,133  15,380            239,648
                        ------   ------   ------- -------   -------  -------

Discrete Gap            40,071  (38,232)   13,352  18,376    8,768    42,335

Cumulative Gap          40,071    1,839    15,191  33,567   42,335

Ratio of Cumulative
   Gap to Total          14.21%     .65%     5.39%  11.90%   15.01%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2003 In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

   We have established our disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer, and the other executive officers of the Company and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report.

Changes in Internal Controls

      There were no significant changes in F & M Bank Corp.'s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II Other Information


Item 1. Legal Proceedings -                        Not Applicable

Item 2. Changes in Securities and Use of Proceeds -Not Applicable

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

            3 ii Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

            32 Certifications of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

        (b)Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K for the quarter ending September 30, 2003.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       F & M BANK CORP.


                                       JULIAN D. FISHER
                                       ------------------------
                                       Julian D. Fisher
                                       President and Chief Executive Officer



                                       NEIL W. HAYSLETT
                                       ------------------------
                                       Neil W. Hayslett
                                       Vice  President  and  Chief  Financial
                                       Officer



November 14, 2003