Form 10-K
period 2003-12-31
F&M BANK CORP
filed 2004-03-29
CIK 740806

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------              SECURITIES EXCHANGE ACT OF 1934

  For fiscal year ended December 31, 2003     Commission file number: 0-13273

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------              SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----

    Indicate by check mark whether the  registrant  is an  accelerated  filer
 (as defined in Rule 12b-2 of the Act). Yes        No   X
                                            -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,144,857 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2003 was approximately $41,610,226 based on the closing sales price of $19.40 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

   As of the close of business on March 1, 2004, there were 2,418,678 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
   Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2004 (the "Proxy Statement").

F & M Bank Corp.

Index

Forward-Looking Statements                                                  2

Form 10-K Cross Reference Sheet                                             3

F & M Bank Corp.                                                            4

Report Format                                                               4

Market for Registrant's Common Equity and Related Stockholder Matters       5

Selected Financial Data                                                     6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                7-23

Consolidated Financial Statements                                       24-27

Notes to Consolidated Financial Statements                              28-45

Report of Independent Auditors                                             46

Other Material Required by Form 10-K                                    47-51

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

            Item of Form 10-K                        Location

PART I

Item 1   Business                      "Forward-Looking Statements" on page 2,
                                       "F&M Bank Corp." and "Report Format" on
                                       page 4 and "Business on pages 47 to 48.

Item 2  Properties                     "Properties" on page 49.

Item 3  Legal Proceedings              Note 17 "Litigation" on page 40.

Item 4  Submission of Matters to a     No matters have been submitted to a vote
        Vote of Security Holders       of security holders during the fourth
                                       quarter of 2003

PART II

Item 5  Market for Registrant's        "Market for Registrant's Common Equity
        Common Equity and Related      and Related Stockholder Matters" on
        Stockholder Matters            Page 5

Item 6  Selected Financial Data        "Selected Financial Data" on page 6.

Item 7  Management's Discussion and    "Management's Discussion and Analysis of
        Analysis of Financial          Financial Condition and Results of
        Condition and Results of       Operations" on pages 7-23.
        Operations

Item 7A Quantitative and               "Forward-Looking Statements" on page 2
        Qualitative Disclosures        and "Market Risk Management" on page
        about Market Risk              20-21.

Item 8  Financial Statements and       Pages 24 to 45.
        Supplementary Information

Item 9  Changes in and Disagreements   There were no changes in or disagreements
        with Accountants on Accounting with accountants on accounting and
        and Financial Disclosure       financial disclosure during the last two
                                       fiscal years.

Item 9A Controls and Procedures        "Other Material Required in Form 10-K"
                                       on page 47 to 48.

            Item of Form 10-K                       Location

PART III

Item 10 Directors and Executive      The material labeled "Section 16(a)
        Officers of the Registrant   Beneficial Ownership Reporting
                                     Compliance" and "Information
                                     Concerning Directors and Nominees" in the Proxy Statement is Incorporated in this Report by reference.

Item 11 Executive Compensation       The material labeled "Summary
                                     Compensation" and "Salary Committee
                                     Report on Executive Compensation" in
                                     the Proxy Statement is incorporated in
                                     this Report by reference.

Item 12 Security Ownership of        The material labeled "Stock Ownership of
        Certain Beneficial Owners    Directors and Executive Officers" in the
        and Management               Proxy Statement is incorporated in this
                                     Report by reference.

Item 13 Certain Relationships and    The material labeled "Indebtedness and
        Related Transactions         Other Transactions" in the Proxy Statement
                                     is incorporated in this Report by
                                     reference.

Item 14 Principal Accounting Fees    The information regarding fees and
        and Services                 services of F & M Bank Corp.'s principal
                                     independent accountant, S. B. Hoover &
                                     Company, under the caption "Audit
                                     Committee Disclosure - Fees Paid to
                                     Auditors" and "Audit Committee Pre-Approval
                                     Policy" contained in the 2004 Proxy
                                     Statement is incorporated by reference
                                     herein.
PART IV

Item 15 Exhibits, Financial          "Exhibits, Financial Statements, and
        Statement Schedules and       Reports on Form 8-K" on page 50.
        Reports on Form 8-K

Signatures                           "Signatures" on page 51.


F & M Bank Corp.

F & M Bank Corp. is the holding company for Farmers & Merchants Bank, the oldest banking business native to Rockingham County, Virginia. Operating as an independent community bank, Farmers & Merchants Bank was originally organized as Farmers & Merchants Bank of Timberville in 1908. The bank provides a wide range of financial services to individuals and businesses through eight offices located in Rockingham and Shenandoah Counties.

Report Format

The format of this report was changed in 2001 in order to increase information distributed to shareholders and to reduce expenses related to preparing and distributing annual financial information. Prior to that time, F & M Bank Corp. provided an annual report to shareholders along with the annual proxy materials, and also prepared and filed a separate Annual Report on Form 10-K under the rules of the United States Securities and Exchange Commission ("SEC"). Beginning in 2001 and for subsequent years, we are distributing the Form 10-K report to shareholders with the annual proxy materials for the annual meeting. This report includes the entire Form 10-K, other than exhibits, as filed with the SEC. Please see page 50 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Item 5

Market for Registrant's Common Equity and Related Stockholder Matters

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

Transfer Agent and Registrar

Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,693,215 and $1,601,823 in 2003 and 2002, respectively. Regular quarterly dividends have been declared for forty consecutive quarters. Dividends per share increased 6.06% in 2003.

The ratio of dividends per share to net income per share was 42.17% in 2003, compared to 45.72% in 2002. The decision as to timing, amount and payment of dividends is at the discretion of the Company's Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

In April 2000, the Board of Directors approved a stock repurchase plan, which allows the repurchase of up to 50,000 shares of its outstanding common stock. On June 12, 2003, the Board authorized the repurchase of an additional 50,000 shares of the Company's outstanding common stock. Shares are repurchased either through broker-arranged transactions or directly from the shareholder at the discretion of management. The decision to purchase shares is based on factors including market conditions for the stock and the availability of cash. Shares repurchased through the end of 2003 total 54,484; of this amount, 13,200 shares were repurchased in 2003.

The number of common shareholders of record was approximately 1,609 as of March 1, 2004. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

                   2003                                2002
                   ----                                ----
              Per Share Range      Per Share     Stock Price Range     Per Share
Quarter       Low       High       Dividend       Low       High       Dividend

1st          18.65      19.50         .17        18.50      22.00         .16
2nd          19.20      19.60         .17        18.00      20.25         .16
3rd          19.00      22.30         .18        15.70      19.20         .17
4th          21.25      22.90         .18        17.20      19.20         .17
                                      ---                                  --

Total                                 .70                                 .66
                                      ---                                  --

Item 6

Five Year Summary of Selected Financial Data

(Dollars in thousands,        2003      2002       2001       2000       1999
                              ----      ----       ----       ----       ----
   except per share data)
Income Statement Data:
   Interest and Dividend
     Income               $  16,683  $  17,846  $  17,681  $  15,509  $  14,321
   Interest Expense           6,010      7,390      9,494      7,411      6,475
                          ---------   --------   --------   --------   --------

   Net Interest Income       10,673     10,456      8,187      8,098      7,846
   Provision for Loan
     Losses                     226        387        204        123        140
                          ---------   --------   --------   --------   --------

   Net Interest Income after
     Provision for Loan
     Losses                  10,447     10,069      7,983      7,975      7,706
   Noninterest Income         2,308      1,380      1,158      1,038        916
   Securities Gains
     (Losses)                   179       (182)     1,252        770      1,179
   Noninterest Expenses       7,256      6,448      5,728      4,653      4,313
                          ---------   --------   --------   --------   --------

   Income before
     Income Taxes             5,678      4,819      4,665      5,130      5,488
   Income Tax Expense         1,666      1,315      1,435      1,486      1,682
                          ---------   --------   --------   --------   --------

   Net Income             $   4,012  $   3,504  $   3,230  $   3,644  $   3,806
                           ========   ========   ========   ========   ========

Per Share Data:
   Net Income             $    1.66  $    1.44  $    1.33  $    1.49  $    1.55
   Dividends Declared           .70        .66        .63        .59        .52
   Book Value                 13.35      12.19      11.74      11.18      10.30

Balance Sheet Data:
   Assets                 $ 309,126  $ 303,149  $ 272,673  $ 208,818  $ 195,338
   Loans                    211,231    201,980    176,625    152,035    140,318
   Securities                61,230     69,602     63,987     45,323     44,422
   Deposits                 240,715    228,284    208,279    152,354    139,507
   Long-Term Debt            24,784     32,312     20,983     16,386     18,548
   Shareholders' Equity      32,319     29,541     28,597     27,198     25,286
   Average Shares
     Outstanding              2,418      2,429      2,431      2,446      2,454

Financial Ratios:
   Return on Average Assets1   1.29%      1.21%      1.26%      1.76%      1.96%
   Return on Average Equity1  13.13%     12.12%     11.47%     13.88%     15.47%
   Net Interest Margin         3.82%      4.03%      3.52%      4.32%      4.52%
   Efficiency Ratio 2         53.96%     51.28%     56.93%     50.93%     49.23%
   Dividend Payout Ratio      42.17%     45.72%     47.45%     39.53%     33.55%

Capital and Credit Quality Ratios:
   Average Equity to
     Average Assets1           9.86%      9.98%     11.02%     12.70%     12.65%
   Allowance for Loan
     Losses to Loans            .70%       .73%       .73%       .73%       .78%
   Nonperforming Assets to
     Total Assets               .52%       .86%       .40%       .52%       .98%
   Net Charge-offs to
     Total Loans                .10%       .10%       .06%       .07%       .16%

1  Ratios are primarily based on daily average balances.
2 The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

Item 7

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

Critical Accounting Policies

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. The Company's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position and/or results of operations.

In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change. Following is a summary of the Company's significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management's estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses (Continued)

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2003 or 2002. Application of the non-amortization provisions of the Statement resulted in additional net income of $190,000 for the year ended December 31, 2003 and 2002.

Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposits, net of amortization, amounted to $1,978,000 and $2,254,000 at December 31, 2003 and 2002, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.

Securities Impairment

The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were zero for 2003 and $503,000 for 2002.

Overview

The Company's net income for 2003 totaled $4,012,000 or $1.66 per share, up 15.3% or from $3,504,000 or $1.44 a share in 2002. Return on average equity increased in 2003 to 13.13% from 12.12% in 2002, while the return on average assets increased from 1.21% to 1.29%. The Company's operating earnings, which are net earnings excluding gains (losses) on the sale of investments, redemption of insurance contracts, and the non-cash amortization of acquisition intangibles, were $3,973,000 in 2003 versus $3,785,000 in 2002, an increase of 4.97%. Core profitability improved as net interest income increased by 2.08% and non-interest income, exclusive of securities transactions, was up 72.72%.

See page 6 for a five-year summary of selected financial data.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Net Income per Common Share
                                               2003 to 2002      2002 to 2001
                                               ------------      ------------

Prior Year Net Income Per Share                 $    1.44         $    1.33
  Change from differences in:
   Net interest income                                .09               .93
   Provision for credit losses                        .07              (.08)
   Noninterest income, excluding
      securities gains                                .41               .09
   Securities gains                                   .15              (.59)
   Noninterest expenses, excluding
      intangibles amortization                       (.36)             (.31)
   Amortization of intangibles                        .00               .01
   Income taxes                                      (.15)              .05
   Other                                              .01               .01
                                                 --------          --------

   Total Change                                       .22               .11
                                                 --------          --------

Net Income Per Share                            $    1.66         $    1.44
                                                 ========          ========

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income.

Net interest income for 2003 was $10,673,000 representing an increase of $217,000 or 2.08% from 2002. A 27.71% increase in 2002 versus 2001 resulted in total net interest income of $10,456,000. In this discussion and in the tabular analysis of net interest income performance, entitled "Consolidated Average Balances, Yields and Rates," (found on page 10), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.

The analysis on the next page reveals a significantly increasing net interest margin in 2002 followed by a decline of the margin in 2003. The Federal Reserve has continued its accommodative monetary stance throughout 2003. Factors contributing to the declining margin in 2003 included a slow down in the rate of growth in the loan portfolio, lower rates received on adjustable rate mortgages that reached a rate adjustment date, securities maturing with proceeds being reinvested at lower rates and an increase in low yielding, short-term federal funds sold.

Although interest bearing liabilities continued to reprice at lower levels, the rate of decline moderated during 2003, with the cost of funds dropping .76% compared to a decline in the rate received on earning assets of .87%. Also contributing to the decrease in the net interest margin is a shift in balance sheet leverage as the percentage of longer-term, higher yielding assets (loans and securities) declined in 2003 to 91.41% of total earning assets as compared to 93.52% in 2002.

During 2002 the net interest margin increased as large amounts of time deposits matured and repriced at much lower market rates. Also, management was able to react to the changing market conditions and rapidly reduced rates paid on non-maturing deposits (checking and savings). Loans also grew rapidly during the first half of 2002, resulting in a reduction in lower yielding short-term investments. Longer-term, higher yielding assets (loans and securities) increased from 87.64% in 2001 to 93.52% of earning assets in 2002. In 2001, the margin suffered as rate sensitive assets (adjustable rate loans and fed funds) repriced more quickly than rate sensitive liabilities. Although assets have continued to reprice at somewhat lower levels (down .72%), repricing opportunities on deposits was much greater, resulting in a decline in the cost of funds of 1.32%.


Management's Discussion and Analysis of Financial Condition and Results of
Operations

Consolidated Average Balances, Yields and Rates1

                                 2003                                2002                             2001
                                 ----                                ----                             ----

                    Average                  Yield/     Average                Yield/      Average                Yield/
                    Balance    Interest      Rate       Balance    Interest     Rate       Balance    Interest    Rate
ASSETS
Loans:2
   Commercial       $  48,848  $   3,020      6.18%    $   46,917    $ 3,201    6.82%     $  40,093   $  3,297    8.22%
   Real estate        129,083      8,943      6.93        121,999      9,248    7.58        101,858      8,486    8.33
   Installment         24,663      2,218      8.99         27,114      2,465    9.09         24,487      2,426   10.09
                     --------   --------      ----      ---------     ------   -----       --------    -------   -----

   Total Loans        202,594     14,181      7.00        196,030     14,914    7.61        166,438     14,209    8.54

Investment securities:3
   Fully taxable       47,908      1,765      3.68         43,347      2,083    4.84         31,264      1,910    6.11
   Partially taxable    9,194        567      6.17         10,260        610    5.95         10,415        581    5.58
   Tax exempt             160          7      4.38
                    ---------    -------     -----        -------     ------   -----       --------    -------   -----

   Total Investment
      Securities       57,262      2,339      4.08         53,607      2,693    5.02         41,679      2,491    5.98

Interest bearing
   deposits
   in banks             8,378        178       2.12        10,319        438    4.24          9,140        405    4.43
Federal funds sold     16,043        169       1.05         6,992        109    1.56         20,212        759    3.75
                     --------     ------      -----       -------      -----   -----      ---------    -------   -----

   Total Earning
     Assets           284,277     16,867       5.93       266,948     18,154    6.80        237,469     17,864    7.52
                     --------  ---------    -------       -------    -------   -----      ---------    -------   -----


Allowance for loan
   losses              (1,511)                             (1,400)                           (1,229)
Nonearning assets      27,055                              24,147                            19,427
                      -------                            --------                          --------

   Total Assets    $  309,821                           $ 289,695                         $ 255,667
                     ========                            ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
      bearing       $  35,611  $     214        .60     $  32,094    $   307     .96      $  27,299   $    436    1.60
   Savings             44,547        488       1.10        39,624        710    1.79         32,063        873    2.72
   Time deposits      125,430      4,018       3.20       116,699      4,898    4.20        113,035      6,385    5.65
                     --------   --------    -------      --------     ------   -----       --------    -------   -----

   Total Deposits     205,588      4,720       2.30       188,417      5,915    3.14        172,397      7,694    4.46

Short-term debt         7,179         44        .61         8,497        104    1.22          9,127        312    3.42
Long-term debt         28,645      1,246       4.35        30,645      1,372    4.48         20,632      1,488    7.21
                    ---------    -------    -------      --------    -------   -----       --------    -------   -----

   Total Interest Bearing
     Liabilities      241,412      6,010       2.49       227,559      7,391    3.25        202,156      9,494    4.69
                                --------      -----                  -------   -----                   -------   -----

Noninterest bearing
  deposits             31,442                              28,300                            22,567
Other liabilities       6,408                               4,932                             2,779
                     --------                           ---------                           -------

   Total Liabilities   279,262                            260,791                           227,502

Stockholders' equity    30,559                             28,904                            28,165
                      --------                           --------                          --------

   Total Liabilities
     and Stockholders'
     Equity         $  309,821                          $ 289,695                         $ 255,667
                     =========                           ========                          ========

   Net Interest Earnings       $   10,857                           $ 10,763                           $ 8,370
                                  =======                           ========                            ======
   Net Yield on Interest
     Earning Assets (NIM)                     3.82%                             4.03%                             3.52%
                                            ======                             =====                             =====


1 Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2  Interest income on loans includes loan fees.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

The following table illustrates the effect of changes in volumes and rates.

                                  2003 Compared to 2002               2002 Compared to 2001
                                   Increase (Decrease)                 Increase (Decrease)
                                   -------------------                 -------------------
                          Due to Change           Increase    Due to Change        Increase
                           in Average:               or        in Average:            or
                             Volume       Rate    (Decrease)      Volume    Rate   (Decrease)

Interest income:
   Loans                     $   499   $ (1,232)  $  (733)     $  2,527   $(1,822)  $    705
   Investment securities:
     Taxable                     221       (539)     (318)          738      (565)       173
     Partially taxable           (63)        20       (43)           (9)       38         29
     Tax exempt                    7                    7
   Interest bearing
     Deposits in banks           (82)      (178)     (260)           52       (19)        33
   Federal funds sold            141        (81)       60          (496)     (154)      (650)
                             -------   ---------  -------       --------   -------   --------

     Total Interest Income       723     (2,010)   (1,287)        2,812    (2,522)       290
                              ------    -------    ------       -------    ------    -------

Interest expense:
   Deposits:
     Demand                       34       (127)      (93)           77      (206)      (129)
     Savings                      88       (310)     (222)          206      (369)      (163)
     Time deposits               367     (1,247)     (880)          207    (1,694)    (1,487)

   Short-term debt               (16)       (44)      (60)          (22)     (186)      (208)
   Long-term debt                (90)       (36)     (126)          722      (838)      (116)
                             --------  ---------  --------      -------    -------   --------
     Total Interest
       Expense                   383     (1,764)   (1,381)        1,190    (3,293)    (2,103)
                              ------    --------   -------      -------    -------   --------

     Net Interest
       Income                $   340   $   (246)  $    94      $  1,622   $   771   $  2,393
                              ======    ========   ======       =======    ======    =======

Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income decreased 7.09% or $1,287,000 in 2003, after increasing 1.62% or $290,000 in 2002. Although 2003 earning assets increased $17,329,000, the distribution of the increase and overall decline in portfolio rates resulted in the decline in interest income. Approximately half of the increase in earning assets for the year was in federal funds sold, which only yielded 1.05% for the year. Overall, the yield on earning assets declined .87%, from 6.80% to 5.83%. The combined two year decrease in yields on earning assets now totals 1.59%.

Loan growth slowed during 2003, with average outstandings increasing only $6,564,000 to $202,594,000. Factors contributing to the slowdown of loan growth include an increase in long term mortgage loans going to the secondary market due to rates at historically low levels and a greater competition for loans, at much lower rates, as most banks within the region remained highly liquid throughout much of 2003. During 2002, average loans outstanding had increased $29,592,000 to $196,030,000 as all three major loan categories showed increases with the greatest percentage increase shown in real estate loans which increased 19.77%.

Average total securities, yielding 4.08%, increased $3,655,000 during 2003. Funding for this increase came from deposit growth and conversion of short-term investments (interest bearing deposits in other banks). With rates at historically low levels, the Bank continued to look for favorable yields on investment securities primarily in the eighteen to thirty month maturity range.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $1,381,000 or 18.68% during 2003, which followed a 22.15% decrease ($2,103,000) in 2002. The average cost of funds of 2.49% declined .76% compared to 2002. Average interest bearing liabilities increased $17,171,000 and $16,020,000 in 2003 and 2002, respectively. This increase may be reflective of customers seeking safety during stock market volatility and economic uncertainty. The Bank also enjoyed growth as a result of continued consolidation among larger banks within its markets. Expense of time deposits decreased $880,000 or 17.97% in 2003 due to market conditions. This followed a decline of 23.29% or $1,487,000 in 2002. These decreases resulted as customer accounts renewed at rates that were often 3.00% to 3.50% lower than rates paid as recently as early 2001. Expense of long-term debt decreased $126,000 and $116,000, respectively in 2003 and 2002. The 2003 decline was a function of lower levels of debt as the rate declined only 13 basis points. The 2002 decline was due to early prepayment penalties recognized in 2001 that were not repeated in 2002. The Company did not obtain any additional long-term debt during 2003.

Noninterest Income

As a result of the current low interest rate environment placing downward pressure on the net interest margin, noninterest income has become an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services
(FMFS). Gross revenue for FMFS increased $137,000 in 2003. This increase was a combination of greater levels of commissions from its partnerships in Bankers Title Shenandoah, LLC, Bankers Insurance, LLC and from sales of investment products through UVEST Financial Services and BI Investments, LLC.

Exclusive of securities gains and losses, overall noninterest income increased 67.30% in 2003 and 19.21% in 2002. Investments in bank owned life insurance
(BOLI) on officers of the Company resulted in tax-free income of $238,000 in 2003, an increase of $107,000 over 2002. During 2003, the Bank invested an additional $2,291,000 in BOLI, through a combination of cash purchases and a tax-free exchange of existing split-dollar life insurance policies. The conversion of the split-dollar policies resulted in non-recurring gains of $164,000 which is included in other operating income.

In an effort to generate more fee income, the Bank opened a mortgage and investments office in Harrisonburg, Virginia during December 2002. The office employs three people, all of whom have previous experience in mortgage lending or investments at other institutions in the Harrisonburg area. Mortgage origination fees totaled $209,000, an increase of $184,000 over 2002. Income from investment sales totaled $51,000 and is included in gross revenue of FMFS as discussed above. In April 2003, the Bank began offering an overdraft privilege program called "Bounce Protection." Total overdraft revenue, net of refunds and demand deposit account chargeoffs, increased $222,000 for the year.

Securities transactions in 2003 resulted in gains of $179,000 after recognizing a $100,000 write down on the Company's investment in BI Investments, LLC. Although this investment is a minority interest, accounted for at cost, management determined that the losses generated during 2003 were unlikely to be recouped in the near future and recognized an impairment in the investment under SFAS 115.

In 2002, the Company suffered its first year of net securities losses since 1991. Losses in 2002 totaled $182,430, and were the result of the Company recognizing an impairment of several of its equity holdings. Based on current market conditions, historical trends of the individual securities and trends during previous increasing and declining markets, management determined that several holdings met the definition of impairment. The impairments were based on management's expectations of potential total returns from dividend reinvestment and price appreciation over a reasonable holding period (five years). This analysis resulted in a total write down of $503,000 affecting five equities held by the Company. The Company reevaluated these investments during 2003 and determined that there was no additional impairment.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expenses increased from $6,448,000 in 2002 to $7,255,000 in 2003. Salary and benefits increased 14.67% to $4,129,000 in 2003 and 13.67% in 2002 compared to 2001. The increase in salaries and benefits in 2003 included a full year of salaries and benefits for the Harrisonburg mortgage and investment office, increased staff in several branch offices, normal salary adjustments and increases in insurance and pension expenses.

Occupancy and equipment expense increased $127,000 (18.45%) in 2003. This includes a full year of expenses for the Harrisonburg office, additional depreciation on the remodeled Elkton Office and depreciation on upgrades to computer hardware and software.

Other operating expense increased $153,000 in 2003, following a $269,000 increase in 2002. Much of the increase was due to increases in audit and examination fees and the bank franchise tax (which is a tax based on capital of the Bank). Also increasing were data processing fees paid for computer software and licensing and maintenance of new and existing programs. Increases in data processing costs include expenses for website hosting, Bounce Protection, online teller software, and internet banking.

Although noninterest expenses have increased substantially in both 2003 and 2002, they continue to be substantially less than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.34%, 2.22%, and 2.24% 2003, 2002, and 2001, respectively. Peer group averages are approximately 3.10% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $387,000 in 2002 to $226,000 in 2003. Actual loan charge-offs were $219,000 in 2003 and $199,000 in 2002. Loan losses as a percentage of average loans totaled .10% in both 2003 and 2002, respectively. Losses continue at less than one-half that of the Bank's peer group average, which have ranged between .26% and .29% over the last three years.

Balance Sheet

Total assets increased 1.97% during the year to $309,126,000, an increase of $5,977,000 from $303,149,000 in 2002. Earning assets increased 1.62% or
$4,555,000 to $286,499,000 at December 31, 2003. Interest bearing liabilities declined $694,000 or .29%. The Company continues to utilize its assets well with 92.23% of year-end assets consisting of earning assets.

Investment Securities

Average balances in investment securities increased 6.82% in 2003 to $57,262,000. This increase came from funds received through continued deposit growth. The Company maintains a high level of earning assets as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Analysis of Securities

The composition of securities at December 31 was:

(Dollars in thousands)                          2003        2002        2001
                                                ----        ----        ----

Available for Sale:1
     U.S. Treasury and Agency                 $25,443     $38,475     $29,428
     Municipal                                    373
     Mortgage-backed2                           8,989       5,069       7,922
     Corporate bonds                           10,845      11,338      10,402
     Marketable equity securities               9,245       8,026      10,500
                                               ------      ------      ------

       Total                                   54,895      62,908      58,252

Held to Maturity:
     U.S. Treasury and Agency                     110         110         111
     Corporate bonds                              763       1,767       1,772
                                               ------      ------      ------

       Total                                      873       1,877       1,883

Other Equity Investments                        5,461       4,817       3,852
                                               ------      ------      ------

Total Securities                              $61,229     $69,602     $63,987
                                               ======      ======      ======

1    At estimated fair value.
2 Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2003 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

                                      Years to Maturity
                           Less             One to             Over
(Dollars in thousands)   than one            Five              Five
                     Amount    Yield   Amount    Yield   Amount     Yield     Total     Yield
Debt Securities Available
  for Sale:
  U.S. Treasury,
   Agency           $ 7,040     4.47%  $18,403     2.29%  $     %             $25,443      .89%
  Municipal                                249     2.90       124     3.40        373     3.07
  Mortgage-backed                        6,060     3.57     2,929     2.67      8,989     3.28
  Corporate
   bonds              3,054     7.13     7,278     3.77       513     7.18     10,845     4.88
                     ------             ------             ------              ------

  Total             $10,094     5.27%  $31,990    2.88%   $ 3,566     3.34%   $45,650     3.44%
                    -------            -------            -------             -------

Debt Securities
  Held to Maturity:
  U.S. Treasury &
   Agency           $   110     1.66%                                         $   110     1.66%
  Corporate
   bonds                763     6.15                                              763     6.15
                     ------                                                    ------

  Total              $  873     5.88%  $          n/a     $           n/a     $   873     5.88%
                     ------            ------             ------               ======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Loan Portfolio

The Company's loan portfolio totaled $211,231,000 at December 31, 2003 compared with $201,980,000 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 17.59% during 2003 to $55,523,000. Real estate mortgages were virtually flat for the year, increasing only $224,000, while construction loans increased $3,270,000 or 27.12%. Consumer installment loans were down significantly at $19,630,000, a decrease of $3,074,000 that management believes to be attributable to aggressive auto financing packages offered by the major auto manufacturers and installment debt refinanced into mortgage loans as a result of increasing property values and historically low mortgage rates. Credit card balances were decreased $14,000 to $1,463,000 but are a minor component of the loan portfolio.

The following table presents the changes in the loan portfolio over the previous five years.

                                            December 31
(Dollars in thousands)  2003        2002        2001        2000        1999
                        ----        ----        ----        ----        ----

Real estate -
  mortgage           $ 118,677   $ 118,453   $ 105,305   $  92,464   $  84,019
Real estate -
  construction          15,329      12,059       5,521       4,372       5,481
Consumer installment    19,630      22,704      23,106      20,927      18,082
Commercial              45,011      35,769      28,552      25,628      22,880
Agricultural            10,512      10,966      11,835       6,656       8,392
Multi-family residential   477         484         869         703         414
Credit cards             1,463       1,477       1,348       1,249       1,016
Other                      132          68          89          36          34
                      --------    --------    --------    --------    --------

Total Loans          $ 211,231   $ 201,980   $ 176,625   $ 152,035   $ 140,318
                      --------    ========    ========    ========    ========


The following table shows the Company's loan maturity and interest rate sensitivity as of December 31, 2003:

                                Less Than      1-5       Over
(Dollars in thousands)           1 Year       Years     5 Years      Total
                                 ------       -----     -------      -----

Commercial and
  agricultural loans            $33,611    $ 20,171     $ 2,218    $ 56,000
Real Estate - mortgage           18,294      71,187      29,196     118,677
Real Estate - construction       15,329                              15,329
Consumer - installment/other      2,860      17,958         407      21,225
                                 ------      ------      ------      ------

Total                           $70,094    $109,316     $31,821    $211,231
                                 ======     =======      ======     =======

Loans with predetermined rates $ 4,358 $24,029 $20,277 $ 48,664 Loans with variable or
  adjustable rates               65,736      85,287      11,544     162,567
                                 ------      ------      ------     -------

Total                           $70,094    $109,316     $31,821    $211,231
                                 ======     =======      ======     =======

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

During recent years, real estate values in the Company's market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property. Approximately 80% of the Company's loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company's market area continue to be below both the national and state averages.

Nonaccrual and Past Due Loans

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

                                             December 31,
(Dollars in thousands)     2003      2002        2001        2000        1999

Nonaccruing loans         None        None        None      $  664        None
Loans past due 90
   Days or more         $1,614      $2,594      $1,096      $  421      $1,917
Percentage of total
   loans                   .76%       1.28%        .62%        .71%       1.37%

Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2003, 2002, and 2001, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2003, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank's internal grading system.

Loan Concentrations

At December 31, 2003, no industry category exceeded ten percent of total loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under FAS 114. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under SFAS No. 5.

Loan pools are further segmented into watch list, past due over 90 days and all other. Watch list loans include loans that are 60 days past due and may include restructured loans, borrowers that are highly leveraged, loans that have been upgraded from classified or loans that contain policy exceptions (term, collateral coverage, etc.). Loss estimates on these loans reflect the increased risk associated with these assets due to any of the above factors. The past due pools contain loans that are currently 90 days or more past due. Loss rates assigned reflect the fact that these loans bear a significant risk of charge-off. Loss rates vary by loan type to reflect the likelihood that collateral values will offset a portion of the anticipated losses.

The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical rates over the prior five years. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.

All potential losses are evaluated within a range of low to high. An unallocated allowance has been established to reflect other unidentified losses within the portfolio. The unallocated allowance mitigates the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events. The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $1,484,000 at December 30, 2003 is equal to ..70% of total loans. This compares to an allowance of $1,477,000 (.73%) at December 31, 2002. The overall level of the allowance remains well below the peer group average of 1.35%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Loan losses, net of recoveries, totaled $219,000 in 2003 which is equivalent to ..10% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .10% which is approximately forty percent of the loss rate of its peer group.

Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)           2003       2002      2001       2000     1999
                                 ----       ----      ----       ----     ----

Balance at beginning of period $1,477     $1,289    $1,108     $1,090    $1,162
Provision charged to expenses     226        387       204        123       140
Other adjustments                                       84
Loan losses:
  Commercial                       76         20        22         21       107
  Installment                     219        249       138        125       150
  Real estate                                 31                    2         2
                                -----      -----     -----      -----     -----

   Total loan losses              295        300       160        148       259
                                -----      -----     -----      -----     -----

Recoveries:
  Commercial                       11         28         3          3         5
  Installment                      65         73        49         39        40
  Real estate                                            1          1         2
                                -----      -----     -----      -----     -----

   Total recoveries                76        101        53         43        47
                                -----      -----     -----      -----     -----

Net loan losses                   219        199       107        105       212
                                -----      -----     -----      -----     -----

Balance at end of period       $1,484     $1,477    $1,289     $1,108    $1,090
                                =====      =====     =====      =====     =====

Allowance for loan losses as a
  percentage of loans            .70%      .73%       .73%      .73%       .78%

Net loan losses to loans
   outstanding                   .10%      .10%       .06%      .07%       .16%

The Company has allocated the allowance according to the amounts deemed to be reasonably necessary to provide for the possibility of losses occurring within each of the above categories of loans. The allocation of the allowance as shown below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends.

Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

(Dollars in thousands)
                2003           2002             2001         2000           1999
                ----           ----             ----         ----           ----
                   % of           % of            % of          % of           % of
            Amount Loans   Amount Loans   Amount  Loans  Amount Loans  Amount  Loans

Commercial $  475   26%   $  443    23%  $  451   23%   $  332   25%   $  327   26%
Real estate   297   64%      369    65%     323   63%      277   61%      327   60%
Installment   638   10%      591    12%     451   14%      333   14%      273   14%
Unallocated    74             74             64            166            163
            -----  ---     -----   ---    -----  ---     -----  ---     -----  ---

Total      $1,484  100%   $1,477   100%  $1,289  100%   $1,108  100%   $1,090  100%
            =====  ===     =====   ===    =====  ===     =====  ===     =====  ===

Management's Discussion and Analysis of Financial Condition and Results of Operations

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2003 of 5.45%. The Bank experienced an increase in all account types with the exception of certificates of deposit. Rates of interest declined throughout all of 2003 and, with the exception of advertising a free checking account, the Bank did not have any special promotions to generate deposit growth. Management believes that economic uncertainty, the volatility of the stock market and continued consolidation of larger banks contributed to the growth in deposits in 2003.

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. Beginning in 2001 the Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. Typically this has been done to meet loan demand or if liquidity was sufficient, the Bank has reinvested these deposits in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $21,138,000 at December 31, 2003. The maturity distribution of these certificates is as follows:

               (Dollars in thousands)        2003           2002
               ----------------------        ----           ----

                 Less than 3 months       $   3,206      $  2,427
                 3 to 12 months               7,250         8,573
                 1 year to 5 years           10,682         7,955
                                           --------       -------

                   Total                  $  21,138      $ 18,955
                                           ========      ========

Non-deposit borrowings include repurchase agreements, federal funds purchased and long-term debt obtained through the Federal Home Loan Bank and SunTrust Bank. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.

Borrowings from the Federal Home Loan Bank are used to support the Bank's mortgage lending program and allow the Bank to offer longer-term mortgages. The Bank did not borrow any additional funds from the FHLB during 2003. Quarterly installment payments on FHLB debt totaled $6,194,000 for the year. These loans carry an average rate of 4.68% at December 31, 2003.

Stockholder's Equity

Total stockholders' equity increased $2,778,000 or 9.40% in 2003. Earnings retained from operations were the primary source of the increase. As of December 31, 2003, book value per share was $13.35 compared to $12.19 as of December 31, 2002. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2003, the Company had Tier I capital of 13.97% of risk weighted assets and combined Tier I and II capital of 14.72% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Stockholder's Equity (Continued)

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2003, the Company reported a leverage ratio of 9.00%. The Bank's leverage ratio was also substantially above the minimum.


ITEM 7A

Quantitative and Qualitative Disclosures about Market Risk

Most of the Company's net income is dependent on the Bank's net interest income. As the rapid change in short-term interest rates demonstrated in 2001, net interest income is subject to interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. In 2001 for example, interest-earning assets repriced much more quickly than interest bearing liabilities; this resulted in a decrease in the net interest margin compared to 2000. During 2002, the net interest margin increased as the interest bearing liabilities matured and repriced at significantly lower levels. During 2003 this trend again reversed, as longer term assets (principally mortgage loans and securities) matured or repriced at rates that were substantially lower, while most interest bearing liabilities had already repriced at lower rates in either 2001 or 2002. Net interest income is also affected by changes in the mix of funding that supports earning assets. For example, higher levels of non-interest bearing demand deposits and leveraging earning assets by funding with stockholder's equity would result in greater levels of net interest income than if most of the earning assets were funded with higher cost interest-bearing liabilities, such as certificates of deposit.

Liquidity as of December 31, 2003 is very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2003, the Bank used, maturing investments, and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2003. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of 1.61% of total earning assets. Approximately 35% of rate sensitive assets and 43% of rate sensitive liabilities are subject to repricing within one year. The one-year cumulative GAP narrowed during 2003, as the Bank held more short-term liquid assets. With rates remaining at historically low rates throughout 2003, the Investment Committee and management choose to not reinvest bond maturities, loan repayments and cash in longer-term investments. Management believes that remaining liquid and keeping investments short-term in nature will allow it to achieve greater earnings in the future when rates rise to higher levels.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following GAP analysis shows the time frames from December 31, 2003, in which the Company's assets and liabilities are subject to repricing:

                         1-90      91-365      1-5      Over 5      Not       Total
(Dollars in thousands)   Days       Days      Years      Years  Classified

Rate Sensitive Assets:
   Loans               $44,065   $ 26,029   $109,316  $ 31,821   $         $211,231
   Investments
      securities         8,665      7,208    30,012        125     9,758     55,768
Federal Funds Sold       5,035                                                5,035
   Interest bearing
      bank deposits      3,655      4,457       891                           9,003
                        ------    -------    ------    -------    ------    -------

   Total                61,420     37,694   140,219     31,946     9,758    281,037

Rate Sensitive Liabilities:
   Interest bearing
      demand deposits              11,501    21,416      4,958               37,875
   Savings                          9,509    28,527      9,509               47,545
   Certificates of
      deposit $100,000
      and over           3,206      7,250    10,682                          21,138
   Other certificates
      of deposit        20,343     37,114    43,576                         101,033
                        ------    -------    ------    -------    ------    -------

   Total Deposits       23,549     65,374   104,201     14,467              207,591
Short-term debt          6,389                                                6,389
Long-term debt           2,774      5,548    16,085        377               24,784
                        ------    -------    ------    -------    ------    -------

   Total                32,712     70,922   120,286     14,844              238,764

Discrete Gap            28,708    (33,228)   19,933     17,102     9,758     42,273
Cumulative Gap          28,708     (4,520)   15,413     32,515    42,273
As a % of Earning
   Assets               10.22%    (1.61%)     5.48%     11.56%    15.04%

* In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Recent Accounting Pronouncements

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, Business Combinations, and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS No. 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not have an affect on the Company, and management has determined that the recognition requirements of this Interpretation have had little impact on either the Company's consolidated financial position or consolidated results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. It is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

In November 2003, the FASB's Emerging Issues Task Force reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarterly Results

The table below lists the Company's quarterly performance for the years ended
December 31, 2003 and 2002:

                                                    2003
Dollars in thousands       Fourth       Third      Second       First         Total
                           ------       -----      ------       -----         -----
Interest Income            $4,078      $4,103      $4,202      $4,300       $16,683
Interest Expense            1,361       1,455       1,564       1,630         6,010
                            -----       -----       -----       -----         -----

Net Interest Income         2,717       2,648       2,638       2,670        10,673
Provision for Loan Losses      62          31          61          72           226
                            -----       -----       -----       -----         -----

Net Interest Income
  after Provision
  For Loan Losses           2,655       2,617       2,577       2,598        10,447

Non-Interest Income           509         643         993         341         2,486
Non-Interest Expense        1,855       1,846       1,822       1,732         7,255
                            -----       -----       -----       -----         -----

Income before taxes         1,309       1,414       1,748       1,207         5,678
Income Tax Expense            418         369         525         354         1,666
                            -----       -----       -----       -----         -----

Net Income                 $  891      $1,045      $1,223      $  853        $4,012
                            =====       =====       =====       =====         =====

Net Income Per Share       $  .37      $  .43      $  .50      $  .36        $ 1.66

                                                    2002
                           Fourth       Third      Second       First         Total

Interest Income            $4,538      $4,499      $4,490      $4,319       $17,846
Interest Expense            1,756       1,803       1,893       1,938         7,390
                            -----       -----       -----       -----         -----

Net Interest Income         2,782       2,696       2,597       2,381        10,456
Provision for Loan Losses     106         107         107          67           387
                            -----       -----       -----       -----         -----

Net Interest Income
  after Provision
  For Loan Losses           2,676       2,589       2,490       2,314        10,069

Non-Interest Income          (341)        386         755         398         1,198
Non-Interest Expense        1,729       1,564       1,573       1,582         6,448
                            -----       -----       -----       -----         -----

Income Before Taxes           606       1,411       1,672       1,130         4,819
Income Tax Expense             60         403         511         341         1,315
                            -----       -----       -----       -----         -----

Net Income                 $  546      $1,008      $1,161      $  789        $3,504
                            =====       =====       =====       =====         =====

Net Income Per Share       $  .22      $  .42      $  .48      $  .32        $ 1.44

The fourth quarter results in 2003 include a $100,000 pre-tax charge on the Company's investment in BI Investments, LLC, while the fourth quarter results in 2002 include a $503,000 pre-tax loss on securities that management determined were impaired.

Item 8

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets
                                                          December 31,
ASSETS                                               2003              2002
                                                     ----              ----

Cash and due from banks (notes 3 and 13)         $  5,665,110    $  6,017,446
Interest bearing deposits (note 13)                 9,002,742       5,886,439
Federal funds sold                                  5,035,000       4,476,000
Securities -
   Held to maturity - fair value of $897,865
     in 2003 and $1,905,012 in 2002 (note 4)          872,978       1,877,258
   Available for sale (note 4)                     54,895,520      62,908,016
   Other investments (note 4)                       5,461,316       4,816,386

Loans (notes 5, 10 and 13)                        211,231,092     201,979,842
   Less allowance for loan losses (note 6)         (1,483,667)     (1,477,007)
                                                 ------------    ------------

   Net Loans                                      209,747,425     200,502,835

Bank premises and equipment, net (note 7)           5,001,293       4,485,813
Other real estate                                                     719,268
Interest receivable                                 1,496,232       1,655,122
Core deposit intangible (note 20)                   1,977,583       2,253,525
Goodwill (note 20)                                  2,638,677       2,638,677
Bank owned life insurance (note 21)                 4,831,667       2,302,655
Other assets                                        2,500,917       2,609,469
                                                 ------------     -----------

   Total Assets                                   309,126,460    $303,148,909
                                                 ============     ===========

LIABILITIES

Deposits:
   Noninterest bearing                             33,123,978    $ 29,445,922
   Interest bearing:
     Demand                                        24,788,355      22,464,540
     Money market accounts                         13,086,303      11,669,676
     Savings                                       47,545,499      41,661,219
     Time deposits over $100,000 (note 8)          21,138,463      18,955,379
     All other time deposits (note 8)             101,032,742     104,087,160
                                                 ------------     -----------

   Total Deposits                                 240,715,340     228,283,896
                                                 ------------    ------------

Short-term debt (note 9)                            6,388,958       8,308,382
Accrued liabilities                                 4,918,788       4,703,427
Long-term debt (note 10)                           24,784,207      32,312,024
                                                 ------------     -----------

   Total Liabilities                              276,807,293     273,607,729
                                                 ------------     -----------

STOCKHOLDERS' EQUITY (NOTE 19)

Common stock $5 par value, 3,000,000
   shares authorized, 2,420,478 and 2,423,678
   shares issued and outstanding, for 2003
   and 2002, respectively                          12,102,390      12,118,390
Capital surplus                                       286,330         302,795
Retained earnings (note 16)                        19,709,562      17,390,478
Accumulated other comprehensive income (loss)         220,885        (270,483)
                                                 ------------     ------------

   Total Stockholders' Equity                      32,319,167      29,541,180
                                                 ------------     -----------

   Total Liabilities and Stockholders' Equity    $309,126,460    $303,148,909
                                                  ===========     ===========

        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries


Consolidated Statements of Income
                                               Years Ended December 31,
                                              2003       2002        2001
                                         ------------------------- --------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans            14,121,937  $14,846,527  $14,162,330
   Interest on deposits and federal
     funds sold                             346,951     438,330     1,163,750
   Interest on debt securities            1,715,328   2,004,119     1,837,897
   Dividends on equity securities           498,546     557,470       517,435
                                         ----------   ---------     ---------

   Total Interest and Dividend Income    16,682,762   17,846,446   17,681,412
                                         ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on demand deposits              213,803     306,730       435,919
   Interest on savings deposits             488,347     710,489       873,462
   Interest on time deposits over $100,000  757,204     657,069       723,697
   Interest on all other time deposits    3,260,349   4,240,390     5,661,394
                                         ----------   ---------     ---------

   Total interest on deposits             4,719,703   5,914,678     7,694,472
   Interest on short-term debt               44,377     103,951       311,240
   Interest on long-term debt             1,245,531   1,371,774     1,488,569
                                         ----------   ---------     ---------

   Total Interest Expense                 6,009,611   7,390,403     9,494,281
                                         ----------   ---------     ---------

NET INTEREST INCOME                      10,673,151   10,456,043    8,187,131
                                         ----------   ----------    ---------

PROVISION FOR LOAN LOSSES (note 6)          226,000     387,000       204,000
                                         ----------   ---------     ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES             10,447,151   10,069,043    7,983,131
                                         ----------   ----------    ---------

NONINTEREST INCOME:
   Service charges on deposit accounts      904,946     716,590       674,366
   Insurance and other commissions          280,156     209,579       141,116
   Other operating income                   884,806     323,056       341,969
   Income on bank owned life insurance      238,369     130,531
   Gain (loss) on security transactions
     (note 4)                               178,618    (182,430)    1,252,500
                                         ----------   ----------    ---------

   Total Noninterest Income               2,486,895   1,197,326     2,409,951
                                         ----------   ---------     ---------

NONINTEREST EXPENSES:
   Salaries                               3,075,762   2,853,483     2,473,605
   Employee benefits (note 12)            1,053,032     747,074       693,933
   Occupancy expense                        406,816     337,038       324,092
   Equipment expense                        407,636     350,701       317,597
   Amortization of intangibles
     (notes 2 and 20)                       275,942     275,942       304,008
   Other operating expenses               2,036,235   1,883,657     1,614,519
                                         ----------   ---------     ---------

   Total Noninterest Expenses             7,255,423   6,447,895     5,727,754
                                         ----------   ---------     ---------

   Income before Income Taxes             5,678,623   4,818,474     4,665,328

INCOME TAX EXPENSE (note 11)              1,666,324   1,314,579     1,434,798
                                         ----------   ---------     ---------

   NET INCOME                            $4,012,299  $3,503,895    $3,230,530
                                         ==========  ==========    ==========

PER SHARE DATA
   NET INCOME                            $     1.66  $     1.44    $     1.33
                                         ==========   =========     =========

   CASH DIVIDENDS                               .70  $      .66    $      .63
                                         ==========   =========     =========

AVERAGE COMMON SHARES OUTSTANDING         2,417,807   2,428,722     2,430,993
                                         ==========   =========     =========

        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries


Consolidated Statements of Changes in Stockholders' Equity

                                                                           Accumulated
                                                                             Other
                                 Common         Capital       Retained    Comprehensive
                                  Stock          Surplus      Earnings     Income (Loss)     Total

BALANCE - December 31,
   2000                         $12,166,865    $  479,468    $13,790,628    $   761,269    $27,198,230

Comprehensive Income:
   Net income                                                  3,230,530                     3,230,530
   Net change in other
    comprehensive income
     (note 2)                                                                 (370,306)       (370,306)
                                                                                            ----------

Comprehensive Income                                                                         2,860,224

Dividends on common stock                                     (1,532,752)                   (1,532,752)
 Stock sold to ESOP
   (9,000 shares)                     45,000      110,250                                      155,250
Stock repurchased
   (3,810 shares)                    (19,050)     (64,703)                                     (83,753)
                                 -----------    ---------     ----------      ---------    -----------
BALANCE - December 31,
   2001                           12,192,815      525,015     15,488,406       390,963      28,597,199

Comprehensive Income:
   Net income                                                  3,503,895                     3,503,895
   Net change in other
     comprehensive income
     (note 2)                                                                 (661,446)       (661,446)
                                                                                            ----------

Comprehensive Income                                                                         2,842,449

Dividends on common stock                                    (1,601,823)                    (1,601,823)
Stock repurchased
   (14,885 shares)                   (74,425)    (222,220)                                    (296,645)
                                ------------   ----------    ----------        --------     ----------
BALANCE - December 31,
    2002                        $ 12,118,390 $    302,795  $ 17,390,478      $(270,483)    $29,541,180

Comprehensive Income:
   Net income                                                 4,012,299                      4,012,299
   Net change in other
     comprehensive income
       (Note 2)                                                                491,368         491,368
                                                                                           -----------

Comprehensive Income                                                                         4,503,667

Tax benefit of ESOP
   dividends                                       23,969                                       23,969
Dividends on common
   stock                                                    (1,693,215)                     (1,693,215)
 Stock sold to ESOP
   (10,000 shares)                    50,000      158,000                                      208,000
Stock repurchased
   (13,200 shares)                   (66,000)    (198,434)                                    (264,434)
                                 -----------    ---------   ----------        --------     -----------
BALANCE - December 31,
   2003                         $ 12,102,390   $  286,330  $19,709,562      $  220,885     $32,319,167
                                 ===========    =========   ==========       =========      =========

               The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows

                                               Years Ended December 31,
                                             2003          2002       2001
                                        --------------------------- ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $ 4,012,299  $ 3,503,895   $ 3,230,530
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       (Gain) loss on sale of
       securities                          (178,618)     182,430    (1,252,500)
       Depreciation                         429,717      347,867       308,152
       Amortization of security premiums    312,301      125,412        40,266
       Provision for loan losses            226,000      387,000       204,000
       Provision for deferred taxes         210,305     (240,106)      (43,982)
       (Increase) decrease in interest
         receivable                         158,890     (113,581)      (60,509)
       (Increase) decrease in other assets (610,505)    (178,301)       51,166
       Increase in accrued expenses          69,197      757,679        84,173
       Amortization of limited partnership
         investments                        262,227      255,850       218,804
       Amortization of intangibles          275,942      275,942       304,008
       Income from life insurance
         investment                        (238,369)    (130,531)
       (Gain) loss on sale of other
         real estate                        (94,754)      22,161       (21,484)
                                        -----------    ---------     ---------

   Net Cash Provided by Operating
     Activities                           4,834,632    5,195,717     3,062,624
                                       ------------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in interest
     bearing bank deposits               (3,116,303)   8,312,403   (13,886,318)
   Net (increase) decrease in federal
     funds sold                            (559,000)  (4,476,000)      909,000
   Proceeds from maturities of securities
     held to maturity                     1,000,000                 20,100,747
   Proceeds from maturities of securities
     Available or sale                   54,755,131   25,794,446    40,828,490
   Proceeds from sales of securities
     Available for sale                   2,480,338    5,062,045     3,051,910
   Purchases of securities held to
     maturity                                                      (19,990,333)
   Purchases of securities available
     for sale                           (49,557,386) (37,983,540)  (62,216,028)
   Net increase in loans                 (9,470,590) (25,748,188)  (24,955,943)
   Purchase of life insurance            (1,870,528)  (2,172,124)
   Purchase of property and equipment      (729,048)    (330,302)   (1,072,265)
   Purchase of other real estate                        (243,204)
   Construction in progress payments                     (91,850)
   Purchase of intangible assets                                    (5,472,152)
   Sale of other real estate                597,873      263,970       138,774
                                        -----------  -----------   -----------

   Net Cash Used in Investing Activities (6,469,513) (31,612,344)  (62,564,118)
                                        -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings
     deposits                            13,315,434   14,978,546    24,893,136
   Net increase (decrease) in time
     deposits                              (871,334)   5,026,575    31,031,240
   Net change in short-term debt         (1,932,080)  (2,387,313)    1,997,660
   Dividends paid in cash                (1,645,224)  (1,580,138)   (1,532,752)
   Proceeds from long-term debt                       18,000,000    13,000,000
   Payments to repurchase common stock     (264,434)    (296,645)      (83,753)
   Proceeds from issuance of common stock   208,000                    155,250
   Repayments of long-term debt          (7,527,817)  (6,670,674)   (8,403,140)
                                        -----------   -----------  -----------

   Net Cash Provided by Financing
     Activities                           1,282,545   27,070,351    61,057,641
                                        -----------   ----------    ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                         (352,336)     653,724     1,556,147

Cash and Cash Equivalents,
  Beginning of Year                       6,017,446    5,363,722     3,807,575
                                        ===========   ==========   ===========

Cash and Cash Equivalents, End of Year    5,665,110  $ 6,017,446   $ 5,363,722
                                        ===========   ==========   ===========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                   $6,148,756   $ 7,538,614   $ 9,458,909
     Income taxes                          750,000     1,100,000     1,050,000

               The accompanying notes are an integral part of this statement

Notes to the Consolidated Financial Statements


NOTE 1    NATURE OF OPERATIONS:

F & M Bank Corp. ("Company"), through its subsidiary Farmers & Merchants Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham and Shenandoah counties in Virginia, and the adjacent counties of Page, and Augusta. Services are provided at eight branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.


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

Use of Estimates in the Preparation of Financial Statements

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements; actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, which is sensitive to changes in local and national economic conditions, and the other than temporary impairment of investments in the investment portfolio.

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

Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years). In addition, state and federal historic rehabilitation credits are generated from an investment in one of the partnerships. Amortization of this investment is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the project. All benefits have been shown as investment income since income tax benefits are the only anticipated benefits of ownership.

Notes to the Consolidated Financial Statements

Loans

Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Nonaccrual Loans

Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible.

Notes to the Consolidated Financial Statements

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization amounted to $1,978,000 and $2,254,000 at December 31, 2003 and 2002, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at December 31, 2003 and 2002. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2003 or 2002. Application of the nonamortization provisions of the Statement resulted in additional net income of $192,000 and $190,000 for the years ended December 31, 2003 and 2002, respectively.

Pension Plans

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, estimated normal return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses.

Notes to the Consolidated Financial Statements

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2003, 2002 and 2001 were $139,749, $141,461 and $139,527 respectively.

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

The components of other comprehensive income and related tax effects are as follows:

                                                 Years Ended December 31,
             Changes in:                        2003       2002         2001
             Unrealized holding gain
               (loss) on interest
               rate swap                    $          $     4,137  $   (30,106)
             Unrealized holding gains
                (losses) on available-
                for-sale securities            880,766  (1,141,553)     698,279
             Reclassification adjustment
                 for (gains) losses
                 realized in income           (178,618)    182,430   (1,252,500)
                                           -----------  ----------   ----------

             Net Unrealized (Gains)
                 Losses                        702,148    (954,986)    (584,327)
             Tax effect                       (210,780)    293,540      214,021
                                           -----------   ---------   ----------

             Net Change                   $    491,368  $ (661,446) $  (370,306)
                                           ===========   =========   ==========
Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding.


NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $ 1,962,000 and $1,475,000 for the years ended December 31, 2003 and 2002, respectively.

Notes to the Consolidated Financial Statements


NOTE 4    INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

                                                Gross         Gross
                               Amortized     Unrealized     Unrealized        Fair
                                  Cost          Gains         Losses          Value

          December 31, 2003
          U. S. Treasuries
            and Agencies      $    110,035   $        515   $             $     110,550
          Corporate bonds     $    762,943   $     24,372   $             $     787,315
                              ------------   ------------   ------------  -------------

            Total Securities
              Held to Maturity$    872,978   $     24,887   $             $     897,865
                               ===========    ===========    ===========   ============

          December 31, 2002
          U. S. Treasuries
            and Agencies       $    110,000  $              $             $     110,000
          Corporate bonds         1,767,258        27,754                     1,795,012
                                -----------   -----------   ------------   ------------

            Total Securities
              Held to Maturity $  1,877,258  $     27,754   $             $   1,905,012
                                ===========    ===========    ===========  ============

The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2003
          U.S. Agencies        $ 25,386,992   $    65,617   $      8,888  $  25,443,721
          Mortgage-backed
            obligations of
            federal agencies      9,004,266         7,010         21,901      8,989,375
          Marketable equities     9,109,546       652,193        516,573      9,245,166
          Municipals                375,000                        2,427        372,573
          Corporate bonds        10,660,326       207,447         23,088     10,844,685
                                -----------    ----------    -----------   ------------

            Total Securities
              Available for
              Sale             $ 54,536,130   $   932,267   $    572,877  $  54,895,520
                                ===========    ==========    ===========   ============

          December 31, 2002
          U.S. Treasuries and  $ 38,023,227   $   453,565   $      1,834  $  38,474,958
            Agencies
          Mortgage-backed
            obligations of
            federal agencies      5,033,202        36,371            708      5,068,865
          Marketable equities     9,103,662       488,951      1,566,930      8,025,683
          Corporate bonds        11,088,828       263,682         14,000     11,338,510
                                -----------    ----------    -----------   ------------

            Total Securities
              Available for
              Sale             $ 63,248,919   $ 1,242,569   $  1,583,472  $  62,908,016
                               ===========    ===========    ===========   ============

Notes to the Consolidated Financial Statements


The amortized cost and fair value of securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Securities Held to Maturity    Securities Available for Sale
                                   Amortized         Fair          Amortized          Fair
                                      Cost           Value            Cost            Value

          Due in one year or
            less                    $ 872,978       $ 897,865      $ 9,992,979      $10,093,471
          Due after one year
            through five years                                      31,878,467       31,990,280
          Due after five years                                       3,555,138        3,566,603
                                     --------        --------       ----------       ----------

            Total                     872,978         897,865       45,426,584       45,650,354

          Marketable equities                                        9,109,546        9,245,166
                                     --------        --------       ----------       ----------

                                    $ 872,978       $ 897,865      $54,536,130      $54,895,520
                                     ========        ========       ==========       ==========

Realized gains and losses and the gross proceeds from the sale of debt securities were not material in 2003, 2002 or 2001. Gains and losses on marketable equity transactions are summarized below:

                                  2003        2002          2001
                                  ----        ----          ----

          Gains                 440,340     $ 318,354    $1,283,189
          Losses                261,722       500,784        30,689
                              ---------      --------     ---------

            Net Gains         $ 178,618     $(182,430)   $1,252,500
                               ========      =========    =========

Based on a review of its equities portfolio, the Company recognized an impairment of $503,000 in the carrying basis of five of its equity holdings as of December 31, 2002. This write down was a result of management's evaluation and determination that these assets met the definition for impairment under SFAS 115.

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $16,550,000 at December 31, 2003 and $23,487,000 at December 31, 2002. The Company has pledged $4,314,000 of equity securities to secure the $3,667,000 in loans it has outstanding with SunTrust Bank (see note 10).

Other investments consist of investments in nine low-income housing and historic equity partnerships (carrying basis of $3,532,487) and stock in the Federal Home Loan Bank, Community Bankers Bank, Federal Reserve Bank, Shenandoah Title, LLC, BI Investments, LLC and Virginia Bankers' Insurance Center, LLC (carrying basis of $1,928,829). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2003. During 2003, the Company recognized a loss in its investment in BI Investments of $100,000. This write down was the result of substantial losses incurred by BI Investments during its start up phase. At December 31, 2003, the Company was committed to invest an additional $2,555,974 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

Notes to the Consolidated Financial Statements

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates, variable rate bonds and equity securities. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2002, the Company wrote down several equity investments because of price deterioration that was not expected to improve in the near term. Bonds deteriorate in value due to credit quality of the individual issuer and declines in the price of the bonds as market rates rise. There are approximately 28 holdings in the consolidated portfolio that have losses. These losses are relative to the market rates and the timing of purchases and are not a material concern since they have moved up and down with the market.

A summary of these losses is as follows:

                      Less than 12 Months          More than 12 Months              Total

                      Fair       Unrealized       Fair        Unrealized        Fair      Unrealized
                      Value        Losses         Value          Losses         Value       Losses
   U.S. Treasury
     & Agency      $9,257,000    $ (32,000)     $             $             $ 9,257,000    $ (32,000)
   Municipals         373,000       (2,000)                                     373,000       (2,000)
   Mortgage
      backed
      obligations   5,302,000      (22,000)                                   5,302,000       (22,000)
   Marketable
      Equities      1,093,000      (21,000)       2,924,000     (414,000)     4,017,000      (435,000)
                   ----------     --------      -----------     --------      ---------      --------


   Total          $16,025,000    $ (77,000)     $ 2,924,000    $(414,000)   $18,949,000     $(491,000)
                   ==========     ========      ===========     ========     ==========      ========


NOTE 5    LOANS:

Loans outstanding as of December 31 are summarized as follows:

                                                      2003            2002
          Real Estate
            Construction                          $ 15,328,810    $ 12,059,185
            Mortgage                               118,677,266     118,453,009
          Commercial and agricultural               55,999,652      47,218,287
          Installment                               19,630,461      22,703,677
          Credit cards                               1,463,329       1,477,436
          Other                                        131,574          68,248
                                                   -----------     -----------

            Total                                 $211,231,092    $201,979,842
                                                   ===========     ===========

Notes to the Consolidated Financial Statements

At December 31, 2003 and 2002, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), totaled $3,407,000 and $2,719,000, respectively. The valuation allowance related to impaired loans on December 31, 2003 and 2002 is $395,000 and $387,000, respectively, At December 31, 2003, 2002 and 2001, the average investment in impaired loans was $3,075,000, $4,004,000 and $5,225,000, respectively. The amount of interest income recorded by the Company during 2003, 2002 and 2001 on impaired loans was approximately $215,000, $305,000 and $449,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2003 or December 31, 2002

The Company has pledged mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $25,004,804 and $32,914,047 as of December 31, 2003 and 2002, respectively.

NOTE 6    ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             2003        2002       2001

          Balance, beginning of year     $1,477,007  $1,288,506  $1,107,917
          Other adjustments                                          84,000
          Provision charged to operating
             expenses                       226,000     387,000     204,000
          Loan recoveries                    75,955     100,985      52,848
          Loans charged off                (295,295)   (299,484)   (160,259)
                                          ----------  ----------  ---------

          Balance, end of year           $1,483,667  $1,477,007  $1,288,506
                                          =========   =========   =========

          Percentage of gross loans             .70%        .73%       .73%


NOTE 7    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

                                                   2003         2002

          Land                                  $   644,440 $   549,723
          Buildings and improvements              4,569,581   4,090,723
          Furniture and equipment                 3,259,321   2,973,131
                                                 ----------  ----------

                                                  8,473,342   7,613,577
          Less - accumulated depreciation        (3,472,049) (3,127,764)
                                                 ----------- ----------

             Net                                $ 5,001,293 $ 4,485,813
                                                 ==========  ==========


Provisions for depreciation of $429,717 in 2003, $347,687 in 2002, and $ 308,152 in 2001 were charged to operations.

Notes to the Consolidated Financial Statements


NOTE 8    TIME DEPOSITS:

At December 31, 2003, the scheduled maturities of time deposits are as follows:

                   2004                                    $ 67,913,958
                   2005                                      19,141,511
                   2006                                      12,195,917
                   2007                                      11,948,702
                   Thereafter                                10,971,117
                                                            -----------

                     Total                                 $122,171,205


NOTE 9    SHORT-TERM DEBT:

Short-term borrowings consist of the following at December 31, 2003 and 2002 (dollars in thousands):

                                                   2003          2002

         Securities sold under agreements
            to repurchase                      $6,037,124     $8,286,715
         Other short-term borrowings              351,834         21,667
                                                ---------      ---------

         Total                                 $6,388,958     $8,308,382
                                                =========      =========

         Weighted interest rate                      .64%           .72%
         Average for the year ended December 31:
            Outstanding                        $7,236,999     $8,496,601
            Interest rate                            .64%          1.23%
            Maximum month-end outstanding      $9,039,633     $1,375,268

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions and margin borrowings secured by investment securities.

As of December 31, 2003, the Company had lines of credit with correspondent banks totaling $18,864,000, which are used in the management of short-term liquidity.


NOTE 10   LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were zero in 2003 and $15,000,000 in 2002 and $13,000,000 in 2001. The interest rates on the notes payable are fixed at the time of the advance and range from 4.02% to 5.33%; the weighted average interest rate is 4.61% at December 31, 2003. The balance of this obligation at December 31, 2003 was $21,117,540. During 2001, the Company paid $358,955 in prepayment penalties to refinance portions of this debt. These penalties were expensed in 2001 when paid. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The Company borrowed $4,000,000 of long-term debt in March 2001 and an additional $3,000,000 of long-term debt in September 2002. Both loans were made by SunTrust Bank. Of these borrowings, $6,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The combined outstanding balance at December 31, 2003 was $3,666,667 with quarterly principal payments of $333,333 for two quarters, followed by principal payments of $230,769 over the next thirteen quarters. The interest rate is a floating rate of LIBOR plus 1.10%, adjustable monthly.

Notes to the Consolidated Financial Statements

Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,245,531, $1,371,774, and $1,488,569, was incurred on these debts in 2003, 2002, and 2001, respectively. The maturities of long-term debt as of December 31, 2003 are as follows:

             2004                               $  8,553,462
             2005                                  7,117,560
             2006                                  5,615,933
             2007                                  2,104,395
             2008                                  1,035,714
             Thereafter                              357,143
                                                 -----------

             Total                              $ 24,784,207
                                                 ===========


NOTE 11   INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

                                             2003        2002         2001
                                         ------------------------   -------
          Current expense
            Federal                       $1,456,019  $1,554,685  $1,448,500
            State                                                     30,280
          Deferred benefit
            Federal                         210,305    (240,106)     (43,982)
                                           --------    ---------   ---------

            Total Income Tax Expense      $1,666,324  $1,314,579  $1,434,798
                                           =========   =========   =========

          Amounts in above arising from
            gains (losses) on security
            transactions                  $   60,730   $ (96,711)  $ 455,188
                                           =========    ========    ========

The deferred tax effects of temporary differences are as follows:

                                             2003        2002         2001
                                         ------------------------   -------
          Tax Effects of Temporary Differences:
            LIH Partnership Losses          $15,223   $   7,944   $  19,107
            Securities impairment            55,334    (171,032)
            Provision for loan losses          (225)  $ (62,050)    (30,800)
            Split dollar life insurance 60,576 30,780 (10,629) Non-qualified deferred
               compensation                 (43,810)    (41,612)    (52,147)
            Depreciation                     43,405      44,271      39,177
            Core deposit amortization       (33,113)    (33,113)
            Pension expense                 117,133     (13,611)     (1,736)
            Other                            (4,218)     (1,683)     (6,954)
                                             -------   ---------   ---------

            Deferred Income Tax
               Expense ( Benefit)          $210,305  $ (240,106)   $(43,982)
                                            =======  ============   =======

Notes to the Consolidated Financial Statements

The components of the deferred taxes as of December 31 are as follows:

                                                         2003        2002
          Deferred Tax Assets:
            Allowance for loan losses              $   350,133   $  349,908
            Split dollar life insurance                 13,647       74,224
            Nonqualified deferred compensation         271,632      226,261
            Securities impairment                      115,696      171,032
            Core deposit amortization                   66,227       33,113
            State historic tax credits                  66,766       99,591
            Securities available for sale                            90,372
            Other                                        8,844       21,917
                                                    ----------    ---------

          Total Assets                              $  892,945    $1,066,418
                                                     ---------   -----------

          Deferred Tax Liabilities:
            Securities available for sale           $  137,550    $
            Unearned low income housing credits        553,478      450,157
            Depreciation                               238,029      185,856
            Pension                                    227,385      110,252
            Other                                       27,971       21,210
                                                    ----------    ---------

            Total Liabilities                        1,184,413      767,475
                                                    ----------    ---------

          Deferred Tax Asset (Liability)           $  (291,468)  $  298,943
                                                    ===========   =========

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                            2003         2002        2001


          Tax expense at federal
            statutory rates              $1,930,732  $1,638,281   $1,586,212
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net         9,042     (16,421)      31,613
              Partially exempt income      (155,416)   (141,923)    (134,909)
              Tax-exempt income            (116,043)    (68,507)     (79,739)
              Other                          (1,991)    (96,851)      31,621
                                           --------    ---------    --------

              Total Income Tax Expense    $1,666,324  $1,314,579  $1,434,798
                                           =========   =========   =========

Notes to the Consolidated Financial Statements


NOTE 12   EMPLOYEE BENEFITS:

The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. Pension expense totaled $290,970, $189,215, and $140,622 for 2003, 2002, and 2001, respectively and reflects the lower returns on investments in the last three years.

The Company sponsors an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $208,000 in 2003, $190,000 in 2002, and $155,250 in 2001 to the Plan and charged this expense to operations.


NOTE 13   CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $11,758,833 and $10,165,063 at December 31, 2003 and 2002, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $8,737,000. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 70% of the loan portfolio is secured by real estate.

NOTE 14   COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                      2003          2002
                                                  ------------    --------

          Commitments to loan money                $41,616,194 $51,315,690
          Standby letters of credit                  1,901,520     594,840

The Company uses the same credit policies in making commitments to lend money and issue standby letters of credit as it does for the loans reflected in the balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. Collateral required, if any, upon extension of credit is based on management's credit evaluation of the borrower's ability to pay. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.

Notes to the Consolidated Financial Statements


NOTE 15   TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

                                                    2003         2002

          Total loans, beginning of year         $ 2,882,127 $ 1,783,345
          Designation of new executive officers                  216,384
          New loans                                2,423,879   2,226,099
          Repayments                              (1,362,566) (1,343,701)
                                                  ----------  -----------

          Total loans, end of year               $ 3,943,440 $ 2,882,127
                                                  ==========  ==========


NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2004, approximately $1,965,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,930,000 in 2003, $1,760,000 in 2002 and $954,000 in 2001.


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

NOTE 18   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

Notes to the Consolidated Financial Statements


NOTE 18   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED:

Estimated fair value and the carrying value of financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

                                          2003                    2002

                                   Estimated Carrying     Estimated  Carrying
                                  Fair Value   Value     Fair Value    Value

          Financial Assets

          Cash                     $ 5,665    $  5,665    $  6,017   $ 6,017
          Interest bearing deposits  9,019       9,003       5,873     5,886
          Federal funds sold         5,035       5,035       4,476     4,476
          Securities available for
             sale                   54,896      54,896      62,908    62,908
          Securities held to
             maturity                  898         873       1,905     1,877
          Other investments          5,461       5,461       4,816     4,816
          Loans                    217,842     211,231     208,022   201,980
          Bank owned life
             insurance               4,832       4,832       2,303     2,303
          Accrued interest
             receivable              1,496       1,496       1,655     1,655

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    33,124      33,124      29,446    29,446
            Interest bearing        37,875      37,875      34,134    34,134
          Savings deposits          47,545      47,545      41,661    41,661
          Time deposits            124,750     122,171     125,186   123,042
          Accrued liabilities        4,919       4,919       4,703     4,703
          Short-term debt            6,389       6,389       8,308     8,308
          Long-term debt            25,427      24,784      33,181    32,312


The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2003.


NOTE 19   REGULATORY MATTERS:

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Notes to the Consolidated Financial Statements

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2003, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from the Bureau of Financial Institutions (which was April 3, 2003), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital ratios are presented in the following table:

                                         Actual        Regulatory Requirements
                                       December 31,    Adequately      Well
                                     2003       2002  Capitalized  Capitalized


          Total risk-based ratio     14.72%     14.48%    8.00%       10.00%
          Tier 1 risk-based ratio    13.97%     13.67%    4.00%        6.00%
          Total assets leverage
             ratio                    9.00%      8.76%    3.00%        5.00%


NOTE 20   BRANCH ACQUISITIONS:

On February 23, 2001, the Company closed on its purchase of the Edinburg and Woodstock branches from First Union. The acquisition included deposits totaling $37,244,000, and loans totaling $9,800,000. The Woodstock facility was also purchased at a cost of $625,000, while the Edinburg facility is leased. Equipment and fixtures acquired as part of the transaction totaled $54,893. The core deposit intangibles and goodwill totaled $5,472,153. These core deposit intangible costs are being amortized using the straight-line method over a ten-year period.


NOTE 21  INVESTMENT IN LIFE INSURANCE CONTRACTS

The Bank currently offers a variety of benefit plans to all full time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. In order to attract and retain good employees, the Bank has determined that additional benefits are necessary. To help offset the growth in these costs, the Bank decided to enter into the BOLI contracts. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make.

Notes to the Consolidated Financial Statements


NOTE 22   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
                                                           December 31,
ASSETS                                                  2003        2002
                                                   -------------  --------

   Cash and cash equivalents                       $   617,457   $   292,501
   Investment in subsidiaries                       26,859,841    26,476,470
   Securities available for sale                     8,877,366     7,470,322
   Limited partnership investments                   3,532,487     2,794,715
   Due from subsidiaries                                             190,354
   Income tax receivable                                             215,109
   Other real estate                                                 307,891
   Interest receivable                                   3,073
   Deferred income taxes                                             139,306
                                                     ---------   -----------

   Total Assets                                     $39,890,224  $37,886,668
                                                     ==========   ==========

LIABILITIES

   Notes payable                                    $ 3,666,667  $ 5,000,000
   Margin payable                                       317,511
   Accrued interest payable                              25,086       46,091
   Due to subsidiaries                                   83,455
   Other liabilities                                     10,449       33,450
   Dividends payable                                    436,046      412,025
   Demand obligations for low income
     housing investment                               2,555,974    2,853,922
   Deferred income taxes                                475,869
                                                     ----------   ----------

   Total Liabilities                                  7,571,057    8,345,488
                                                     ----------   ----------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share, 3,000,000
      shares authorized, 2,420,478 and 2,423,678
      shares issued and outstanding for 2003 and 2002,
      respectively
                                                     12,102,390   12,118,390
   Capital surplus                                      286,330      302,795
   Retained earnings                                 19,709,562   17,390,478
   Accumulated other comprehensive income (loss)        220,885     (270,483)
                                                     ----------   ----------

   Total Stockholders' Equity                        32,319,167   29,541,180
                                                     ----------   ----------

   Total Liabilities and Stockholders' Equity       $39,890,224  $37,886,668
                                                     ==========   ==========

Notes to the Consolidated Financial Statements


Statements of Net Income and Retained Earnings

                                             Years Ended December 31,
                                         2003          2002          2001
                                    ----------------------------  ---------

INCOME

   Dividends from affiliate           $2,930,000   $ 1,760,000   $  954,000
   Interest on loans                                                  8,489
   Investment income                         180           100       11,621
   Dividend income                       366,892       408,817      382,108
   Security gains (losses)               275,943      (307,480)   1,160,235
   Net limited partnership income         62,351        20,915       81,361
   Other                                  78,326         2,960       20,537
                                       ---------    ----------    ---------

   Total Income                        3,713,692     1,885,312    2,618,351
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                      127,087       189,915      194,488
   Administrative expenses               137,081       132,787      119,167
                                       ---------    ----------    ---------

   Total Expenses                        264,168       322,702      313,655
                                       ---------    ----------    ---------

Net income before income tax expense
   (benefit) and undistributed
   subsidiary net income               3,449,524     1,562,610    2,304,696

INCOME TAX EXPENSE (BENEFIT)             120,229      (208,706)     384,990
                                       ---------    -----------   ---------

Income before undistributed subsidiary
   net income                          3,329,295     1,771,316    1,919,706

Undistributed subsidiary net income      683,004     1,732,579    1,310,824
                                       ---------    ----------    ---------

   NET INCOME                          4,012,299     3,503,895    3,230,530

Retained earnings, beginning of year  17,390,478    15,488,406   13,790,628
Dividends on common stock             (1,693,215)   (1,601,823)  (1,532,752)
                                     -----------   -----------   ----------

Retained Earnings, End of Year       $19,709,562   $17,390,478  $15,488,406
                                      ==========    ==========   ==========

Notes to the Consolidated Financial Statements


Statements of Cash Flows
                                                Years Ended December 31,
                                              203          2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $4,012,299  $ 3,503,895  $3,230,530
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
       Undistributed subsidiary income       (683,004)  (1,732,579) (1,310,824)
       Gain (Loss) on sale of securities     (275,943)     307,480  (1,160,235)
       Deferred tax (benefit) expense          71,515     (148,606)     49,387
       Decrease (increase) in interest
          receivable                           (3,073)                     736
       Decrease (increase) in due from
          subsidiary                          190,353     (174,356)     52,764
       Decrease in other receivables          215,109        3,182      29,795
       Increase in due to subsidiary          116,280
       Increase (decrease) in other
          liabilities                         (18,089)      14,039      39,530
       Increase in deferred tax credits       103,321       96,179      65,537
       Amortization of limited partnership
         investments                          262,227      255,850     218,804
       Securities amortization                 17,109
       Gain on sale of land                   (95,434)                 (20,537)
                                           ----------   ----------    ---------

   Net Cash Provided by Operating
      Activities                            3,912,670    2,125,084   1,195,487
                                           ----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributed to subsidiary                    (2,000,000)  6,000,000)
   Proceeds from sales of securities
     available for sale                     1,849,509    4,377,753   2,695,063
   Proceeds from maturity of securities
     available for sale                                                    298
   Purchase of securities available for
      sale                                 (1,825,119)  (2,977,153) (1,273,759)
   Investments in low income housing
      partnerships                         (1,297,948)     (14,152)    (33,692)
   Proceeds from sale of real estate          403,325                  138,775
   Decrease in loans receivable                                        194,902
                                          -----------    ---------   ---------

   Net Cash Used in Investing Activities     (870,233)    (613,552) (4,278,413)
                                          ------------   ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                            3,000,000   5,000,000
   Payments on long-term debt              (1,333,333)  (2,333,333)   (666,667)
   Increase (decrease) in short-term debt     317,511     (198,260)    198,260
   Payments to repurchase common stock       (264,434)    (296,645)    (83,753)
   Proceeds from issuance of common stock     208,000                  155,250
   Dividends paid in cash                  (1,645,225)  (1,580,138) (1,507,418)
                                           -----------  ----------  ----------

   Net Cash Provided by (Used in)
      Financing Activities                 (2,717,481)  (1,408,376)  3,095,672
                                           ----------  -----------  ----------

Net Increase in Cash and Cash Equivalents     324,956      103,156      12,746

Cash and Cash Equivalents, Beginning
   of Year                                    292,501      189,345     176,599
                                           ----------   ----------   ----------

Cash and Cash Equivalents, End of Year     $  617,457  $   292,501  $  189,345
                                            =========   ==========   =========

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                    S. B. Hoover & Company, L.L.P.


February 24, 2004
Harrisonburg, Virginia

Item 1

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

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The Bank experienced moderate loan demand in 2003 but at a lesser pace than in prior years. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On December 31, 2003, F & M Bank Corp., the Bank, TEB and FMFS had 97 full-time and part-time employees. No one employee devotes full-time services to F&M Bank Corp.

The Company's and the Bank's principal executive office is at 205 South Main Street, Timberville, VA 22853, and its phone number is (540) 896-8941.

Competition

The Bank's offices compete with approximately sixteen financial institutions. These other institutions include state and nationally chartered banks, nationally chartered savings banks and several credit unions. The main office and the Broadway branch serve the northern portion of Rockingham County, Virginia and the southwestern portion of Shenandoah County. The Elkton branches serve the town of Elkton, the eastern portion of Rockingham County, and the southern portion of Page County. The Bridgewater office serves the town of Bridgewater, the southern portion of Rockingham County and the northwestern portion of Augusta County. The offices in Shenandoah County serve the towns of Edinburg and Woodstock and the surrounding areas. Bank competition in the area of all offices is very strong.

Other Material Required by Form 10-K


Regulation and Supervision

The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to state member banks of the Federal Reserve System.

The stock of F & M Bank Corp. is subject to the registration requirements of the Securities Act of 1934. F & M Bank Corp. is subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission. As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002, which is aimed at improving corporate governance and reporting procedures. The Corporation is complying with new SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

F & M Bank Corp., as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"). It is registered as such and is supervised by the Federal Reserve Board. The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

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

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. F & M Bank Corp. owns an interest in the Johnson Williams Project in Berryville, Virginia which provides housing for the elderly and lower income tenants. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V, VII, VIII, IX and Historic Equity Fund I. These funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

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

Item 2


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

Timberville Main Office                       Elkton Branch
205 South Main Street                         127 West Rockingham Street
Timberville, VA 22853                         Elkton, VA 22827

Broadway Branch                               Elkton Plaza Branch
126 Timberway                                 Rt. 33 West
Broadway, VA 22815                            Elkton, VA 22827

Bridgewater Branch                            Edinburg Branch
100 Plaza Drive                               120 South Main Street
Bridgewater, VA 22812                         Edinburg, VA 22824

Woodstock Branch                              Harrisonburg Office
161 South Main Street                         (Mortgage Origination & Investment
Woodstock, VA 22664                           Sales)
                                              207 University Blvd, Suite 100
                                              Harrisonburg, VA  22801

With the exception of the Edinburg Branch and the Harrisonburg Office, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations, with the exception of the Edinburg Branch.

Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at eight Food Lion grocery stores, one in Mt. Jackson, VA, four in Harrisonburg, VA, three in Charlottesville, VA and one ATM at a convenience store in Edinburg, VA.


Item 9A

Controls and Procedures

Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management of the Company, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 15 - Exhibits, Financial Statements, and Reports on Form 8-K

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 24 thru 45:

Consolidated Balance Sheets - December 31, 2003 and 2002                    24
Consolidated Statements of Income - Years ended December 31,
   2003, 2002 and 2001                                                      25
Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 2003, 2002 and 2001                                         26
Consolidated Statements of Cash Flows - Years ended December 31, 2003,
   2002 and 2001                                                            27
Notes to the Consolidated Financial Statements                              28
Report of the Independent Auditors                                          46

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K and this list includes the Exhibit index:

Exhibit No.

3.1 Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.
3.2 Amended and Restated Bylaws of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.
21.0  Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification   of  Chief Financial Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8K

The Corporation did not file any reports on Form 8-K for the quarter ending December 31, 2003.


Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at www.farmersandmerchants.biz.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                F & M Bank Corp.
                                  (Registrant)


By: /s/ Julian D. Fisher                        March 25, 2004
   ---------------------------                  -------------------------
    Julian D. Fisher                            Date
    Director, President and
    Chief Executive Officer

By: /s/ Neil W. Hayslett                        March 25, 2004
    ---------------------------                 -------------------------
    Neil W. Hayslett                            Date
    Senior Vice President and
    Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                   Title                 Date

/s/ Thomas L. Cline                     Director          March 25, 2004
-----------------------------                             ----------------
Thomas L. Cline

                                        Director
-----------------------------                             ----------------
John N. Crist

/s/ Ellen R. Fitzwater                  Director          March 25, 2004
-----------------------------                             ----------------
Ellen R. Fitzwater

/s/ Robert L. Halterman                 Director          March 25, 2004
-----------------------------                             ----------------
Robert L. Halterman

/s/ Daniel J. Harshman                  Director          March 25, 2004
-----------------------------                             ---------------
Daniel J. Harshman

                                   Director, Chairman
-----------------------------                             ----------------
Lawrence H. Hoover, Jr

                                        Director
-----------------------------                             ----------------
Richard S. Myers

                                        Director
------------------------------                            ----------------
Michael W. Pugh

/s/ Ronald E. Wampler                    Director         March 25, 2004
------------------------------                            ---------------
Ronald E. Wampler