Form 10-Q
period 2004-03-31
F&M BANK CORP
filed 2004-05-17
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934

[  ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934


For the quarterly period ended March 31, 2004

Commission File No.   0-13273


                               F & M BANK CORP.
                  (Exact name of registrant as specified in its charter)

             Virginia                                         54-1280811
------------------------------                            --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                  Drawer 1111
                         Timberville, Virginia  22853
           (Address of Principal Executive Offices, Including Zip Code)

                                (540) 896-8941
                  (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes X     No
                                                         -----     -------

      Indicate by check mark whether the issuer is an accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                      -----    ------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 15, 2004, 2,418,148 shares of Common Stock, $5 Par Value

                               F & M BANK CORP.


                                     INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2004 and 2003                                   2

         Consolidated Balance Sheets - March 31, 2004 and
         December 31, 2003                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2004 and 2003             4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2004 and 2003                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18

Item 4.  Controls and Procedures                                        18


PART II  OTHER INFORMATION                                              19

Item 1.  Legal Proceedings                                              19

Item 2.  Changes in Securities                                          19

Item 3.  Defaults upon Senior Securities                                19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              19

Item 6.  Exhibit and Reports on Form 8-K                                19


         SIGNATURES                                                     20

Part I   Financial Information
Item 1   Financial Statements

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          2004        2003
Interest Income
   Interest and fees on loans                           $  3,460    $ 3,588
   Interest on federal funds sold                             10         32
   Interest on interest bearing deposits                      51         48
   Interest and dividends on investment securities           450        632
                                                         -------     ------

   Total Interest Income                                   3,971      4,300
                                                         -------     ------

Interest Expense
   Interest on demand accounts                                51         58
   Interest on savings deposits                              108        142
   Interest on time deposits                                 838      1,074
                                                         -------     ------

   Total interest on deposits                                997      1,274

   Interest on short-term debt                                 8         14
   Interest on long-term debt                                255        342
                                                         -------     ------

   Total Interest Expense                                  1,260      1,630
                                                         -------     ------

   Net Interest Income                                     2,711      2,670

Provision for Loan Losses                                     60         72
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     2,651      2,598
                                                         -------     ------

Noninterest Income
   Service charges                                           224        173
   Other                                                     247        231
   Income on Bank owned life insurance                        63         47
   Security gains (losses)                                   175       (110)
                                                         -------     -------

   Total Noninterest Income                                  709        341
                                                         -------     ------

Noninterest Expense
   Salaries                                                  807        753
   Employee benefits                                         297        260
   Occupancy expense                                          95         95
   Equipment expense                                         105         89
   Intangibles amortization                                   69         69
   Other                                                     515        466
                                                         -------     ------

   Total Noninterest Expense                               1,888      1,732
                                                         -------     ------

Income before Income Taxes                                 1,472      1,207

   Income Taxes                                              439        354
                                                         -------     ------

   Net Income                                           $  1,033    $   853
                                                         =======     ======

Per Share Data

   Net Income                                           $    .43    $   .35
                                                         =======     ======

   Cash Dividends                                       $    .18    $   .17
                                                         =======     ======

   Equivalent Shares Outstanding                       2,419,172  2,423,678
                                                       =========   =========


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,    December 31,
       ASSETS                                           2004           2003
                                                    ----------     ------------


Cash and due from banks                               $  5,952    $  5,665
Interest bearing deposits in banks                       9,801       9,003
Federal funds sold                                       5,639       5,035
Securities held to maturity (note 2)                       872         873
Securities available for sale (note 2)                  48,158      54,896
Other investments                                        5,422       5,461

Loans, net of unearned discount (note 3)               217,924     211,231
   Less allowance for loan losses (note 4)              (1,517)     (1,484)
                                                       --------    --------

   Net Loans                                           216,407     209,747

Bank premises and equipment                              5,007       5,001
Interest receivable                                      1,275       1,496
Goodwill                                                 2,639       2,639
Deposit intangibles                                      1,909       1,978
Bank owned life insurance (note 5)                       4,895       4,832
Other assets                                             2,311       2,500
                                                       -------     -------

   Total Assets                                       $310,287    $309,126
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 34,698    $ 33,124
   Interest bearing
     Demand                                             38,882      37,875
     Savings deposits                                   49,321      47,545
     Time deposits                                     118,933     122,171
                                                       -------     -------

   Total Deposits                                      241,834     240,715

Short-term debt                                          7,339       6,389
Long-term debt                                          22,676      24,784
Accrued expenses                                         5,448       4,919
                                                       -------     -------

   Total Liabilities                                   277,297     276,807
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,418,148 and
   2,420,478 shares
   issued and outstanding, respectively                 12,091      12,102
Surplus                                                    242         286
Retained earnings                                       20,308      19,710
Accumulated other comprehensive income                     349         221
                                                       -------     -------

   Total Stockholders' Equity                           32,990      32,319
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $310,287    $309,126
                                                       =======     =======

              The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          2004        2003


Balance, beginning of period                           $ 32,319    $ 29,541

Comprehensive Income:
   Net income for period                                  1,033         853

   Net change in unrealized appreciation
   (depreciation) on investment securities
   available for sale, net of taxes                         130        (205)
                                                        -------     --------

   Total comprehensive income                             1,163         648

Repurchase of common stock (2,330 shares)                   (56)

Dividends declared                                         (436)       (412)
                                                        --------    --------

Balance, end of period                                 $ 32,990    $ 29,777
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2004        2003
Cash Flows from Operating Activities:
   Net income                                          $  1,033    $    853
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         116          93
       Amortization of security premiums                    114          41
       Provision for loan losses                             60          72
       Intangibles amortization                              69          69
       (Increase)decrease in interest receivable            221         183
       Decrease in other assets                             400         260
       Increase(decrease) in accrued expenses               264        (356)
       (Gain)Loss on security transactions                 (175)        110
       Amortization of limited partnership investments       61          64
       Income from life insurance investment                (63)        (47)
                                                       ---------   ---------

   Net adjustments                                        1,067         489
                                                        -------     -------

   Net Cash Provided by Operating Activities              2,100       1,342
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale              (614)     (9,474)
   Proceeds from sales of investments available
      for sale                                              830         277
   Proceeds from maturity of investments available
      for sale                                            6,746      15,002
   Net increase in loans                                  (6720)      2,886
   Purchase of property and equipment                      (122)       (101)
   Change in federal funds sold                            (604)     (9,027)
   Net increase in interest bearing bank deposits          (798)     (2,884)
   Purchase of life insurance                                        (1,870)
   Construction in progress payments                                    (99)
                                                        -------     -------

   Net Cash Used in Investing Activities                 (1,282)     (5,290)
                                                        --------    --------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            4,323       1,564
   Net increase (decrease) in time deposits              (3,238)      4,327
   Net increase (decrease) in short-term debt               984        (359)
   Cash dividends paid                                     (436)       (412)
   Repurchases of common stock                              (56)
   Repayment of long-term debt                           (2,108)     (1,775)
                                                        --------    -------

   Net Cash Provided by Financing Activities               (531)      3,345
                                                        --------    -------

Net Increase (Decrease) in Cash and Cash Equivalents        287        (603)

Cash and Cash Equivalents, Beginning of Period            5,665       6,017
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  5,952    $  5,414
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,301    $  1,647


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

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-month periods ended March 31, 2004 and March 31, 2003.

             These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March, 2004 and December 31, 2003 follows:

                                            2004                    2003
                                  ----------------------   --------------------
                                    Carrying    Market      Carrying    Market
                                      Value     Value        Value      Value
          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations      $    110  $    110     $    110  $    111
          Other securities               762       776          763       787
                                     -------   -------      -------  --------

            Total                   $    872  $    886     $    873  $    898
                                     =======   =======      =======   =======

                                           2004                     2003
                                  ---------------------     --------------------
                                      Market                Market
                                      Value      Cost        Value       Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations      $ 20,459  $ 20,333     $ 25,444  $ 25,387
          Equity securities            9,334     9,044        9,245     9,110
          Mortgage-backed securities   8,208     8,236        8,989     9,004
          Other securities            10,157    10,003       11,218    11,035
                                     -------   -------      -------  --------

            Total                   $ 48,158  $ 47,616      $54,896   $54,536
                                     =======  ========     ========  ========

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding at March 31, 2004 and December 31, 2003 are summarized as follows:

                                                          2004       2003

          Real Estate
            Construction                                $16,061   $ 15,329
            Mortgage                                    121,244    118,677
          Commercial and agricultural                    60,238     56,000
          Consumer                                       18,954     19,630
          Credit cards                                    1,355      1,463
          Other                                              72        132
                                                          -----    -------

            Total                                      $217,924   $211,231
                                                         =======  ========


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows:

                                                          2004        2003

          Balance, beginning of period                  $ 1,484   $  1,477
          Provisions charged to operating expenses           60         72
          Net (charge offs) recoveries
            Loan recoveries                                  40         19
            Loan charge-offs                                (67)       (23)
                                                         -------  ---------

            Total Net (Charge-offs) Recoveries              (27)        (4)
                                                         -------  ---------

            Balance, End of Period                      $ 1,517      1,545
                                                         ======   ========

          Components of net (charge-offs) recoveries:
              Real Estate                               $
              Commercial                                    (48)         1
              Consumer                                       21         (5)
                                                         ------   ---------

                                                        $   (27)        (4)
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

             To help offset the growth in these costs, the Bank decided to enter into the BOLI contracts. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term assets which the Bank could obtain. The Bank is both owner and beneficiary of the policies.

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

Results of Operations

     Net income year to date increased $180,000 compared to 2003. Yields on earning assets declined 55 basis points compared to 2003 while rates paid on interest bearing liabilities fell 60 basis points for the same period. Much of the decrease in the cost of funds resulted from maturing time deposits which repriced at much lower rates. Overall the cost of time deposits has decreased from 3.43% in 2003 to 2.78% in 2004. Total average earning assets are virtually unchanged at $281 million versus $280 million in 2003, however balance sheet leverage has improved. Loans, the highest yielding earning asset, as a percentage of earning assets have increased from 71.7% in 2003 to 76.1% in 2004. A schedule of the net interest margin for 2004 and 2003 can be found in Table I on page 16.

     Noninterest income increased $368,000 in the first three months of 2004. Exclusive of securities transactions, other noninterest income increased $83,000 or 18.4%. The growth in noninterest income came from overdraft fees, commissions on sales of investments and insurance products and increases in the value of bank owned life insurance.

     Noninterest expense increased $156,000 (9.0%). Salaries and benefits accounted for $91,000, (also a 9.0% increase) of this total. This increase was caused by a combination of normal salary increases and increases in the cost of group health insurance and pension expense. The remaining increase is made up of increases in a number of areas, including: data processing fees, equipment maintenance, and professional fees.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Condition

     Federal Funds Sold and Interest Bearing Bank Deposits

     The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay a market rate of interest that is currently benchmarked at 1.00% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in both federal funds sold and interest bearing bank deposits have increased slightly due to continued deposit growth, and maturing securities.

    Securities

    The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at their amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2004, the market value of all securities available for sale exceeded their cost by $542,000. This includes increases in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

   Investments in securities decreased $6,739,000 in the first quarter of 2004 with proceeds of maturing securities funding the growth of the loan portfolio. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Recent purchases of debt securities have been primarily U.S. Agency obligations with contractual maturities of two to three years.

   Of the investments in securities available for sale, 19.4% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for income taxation purposes. The Company believes these investments offer adequate returns and have the potential for significant increases in value. A review of these investments as of March 31, 2004, did not reveal any additional impairment to be recognized in excess of that which was recognized in the fourth quarter of 2002.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

    While lending is geographically diversified within the service area, the Company has a concentration in agricultural loans (primarily poultry farming). Subsequent to the date of this report, Pilgrim's Pride announced the planned sale or closure of its turkey processing plant in Hinton, Virginia. Bank management has evaluated the loan portfolio to determine its potential exposure with growers that are associated with Pilgrim's Pride. Management has determined that its exposure is limited due to a combination of strong collateral positions on most of the loans, the potential for some of these borrowers to contract these poultry houses with other processors, the potential to convert the houses to other uses and other sources of income for some of the borrowers.

    The risks within the portfolio related to this plant sale or closure are not limited only to growers, but also include those individuals employed at this location and businesses that provide services to the plant, growers or employees. The complete impact on the portfolio of the decision by Pilgrim's Pride will not be known until the plant's disposition has been settled. The Company will continue to monitor its past due loans closely throughout this process and will take appropriate actions to mitigate its risks, as well as to work with its customers to facilitate timely payment on their loans.

   The first three months of 2004 resulted in a $6,693,000 increase in the loan portfolio. This increase compares to a $2,890,000 decrease in the loan portfolio in 2003. The increase in the loan portfolio is reflective of the strengthening local economy. Subsequent to the end of the first quarter, the Bank began purchasing a significant volume of short-term loan participations. These loans are single family mortgage loans that have been pre-sold into the secondary market. The Bank will hold these loans for an average of ten days to two weeks, until all documentation requirements of the secondary market purchaser have been met and the purchaser takes final delivery on the loan(s). While the potential exists that this participation arrangement may add significantly to loan income, the volume and timing of loans purchased is highly dependent on fluctuations in market rates of interest for qualifying secondary market loans and the corresponding impact on demand for these products.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $1,010,000 at March 31, 2004 compared to $1,614,000 of loans at December 31, 2003. Approximately 86% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

   As of March 31, 2004 the Company did not hold any real estate that was acquired through foreclosure.

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

     The allowance for loan losses of $1,517,000 at March 31, 2004 is equal to ..70% of total loans. This compares to an allowance of $1,484,000 (.70%) at December 31, 2003. Although management has decreased its funding of the allowance compared to the first quarter of 2003, funding for the quarter of $60,000 exceeded net charge-offs by $33,000.

     The allowance of .70% of loans outstanding remains well below the peer group average of 1.35%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

      Deposits and Long-Term Debt

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 1.9% in the first quarter of 2004. Certificates of deposit decreased $3,238,000, while all other deposit types increased a total of $4,357,000 during the quarter. Management believes that much of the decrease in certificates of deposits funded a portion of the increase in other deposit types, as customers moved monies to liquid interest bearing accounts rather than tying up funds for longer terms at current market rates. It is anticipated that as rates rise these funds may once again migrate into certificates of deposits. The Bank has advertised a free checking account product, but has not offered any other deposit promotions during the first quarter. The remaining growth in non-interest bearing liabilities appears to be a result of accounts gained from larger institutions and customer funds being held in short-term accounts due to low rates of interest and stock market volatility.

   Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


   These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $1,441,000 in the first quarter of the year. Additional borrowings were not necessary due to the overall liquidity position.

   As part of the approval process for the acquisition of the new branches, the Company was required to contribute $6 million into the Bank as additional equity capital. The Company funded this contribution in part by borrowing $4 million from SunTrust Bank. The loan was amortized over a three year period with quarterly payments of $333,333, plus interest. The loan was collateralized by marketable securities and carried an interest rate of LIBOR + 1.10%. In September 2001, the Company entered into a rate swap agreement with SunTrust Robinson Humphrey, which fixed the rate at 4.60% for the remaining term of the obligation. The final payment on this loan was made in March 2004. In September 2002, the Company borrowed an additional $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769, plus interest, will begin in the second quarter of 2004 for a period of thirteen quarters. Proceeds of this loan were used to provide an additional capital contribution to the Bank and to pay off an intercompany loan.

Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2004, the Company's total risk based capital and total capital to total average assets ratios were 14.78% and 10.70%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2004 and management has no reason to believe this increased level of dividends will not continue.

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

   Interest Rate Sensitivity

   As a result of the continued growth in deposits, and through maturities of investments, the liquidity position at March 31, 2004 remains very strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.

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

   Table II (page 17) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2004.

Interest Rate Sensitivity (continued)

   As of March 31, 2004, the Company had a cumulative Gap Rate Sensitivity Ratio of .67% for the one year repricing period. This generally indicates that earnings would improve in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as deposit customers may move funds into longer term higher rate time deposits as rates rise rather than maintaining the same general maturity schedules as that which currently exists. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

   Stock Repurchase

   On June 12, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock. Shares repurchased through March 31, 2004 total 6,904. Shares repurchased during the first quarter of 2004 totaled 2,330 shares at an average cost of $23.83 per share.

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

                                                                         TABLE 1

                               F & M BANK CORP.
                         NET INTEREST MARGIN ANALYSIS
                      (ON A FULLY TAXABLE EQUIVALENT BASIS)
                         (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 2004              March 31, 2003
                         --------------------        --------------------

                      Average    Income/          Average   Income/
                     Balance 2   Expense  Rates  Balance 2  Expense  Rates
                     -------     -------  -----   -------    ------- -----


Interest Income
   Loans1             $213,808  $3,474   6.50%    $200,832  $3,604   7.28%
   Federal funds sold    4,264      10    .94       11,137      32   1.17
   Interest bearing
     deposits            9,411      51   2.17        6,875      48   2.83
   Investments
     Taxable 3          43,475     347   3.19       52,431     522   3.98
     Partially taxable   9,687     132   5.45        8,990     136   6.05
     Tax exempt 2,3        375       4   4.27
                      ------     -----   ----      ------    -----   ---

   Total Earning
     Assets            281,020   4,018   5.72      280,265   4,342   6.27
                      --------   -----   ----   ----------   -----   ----

Interest Expense
   Demand deposits      37,915      51    .54       33,605      58    .70
   Savings              47,916     108    .90       42,387     142   1.36
   Time deposits       120,434     838   2.78      127,125   1,074   3.43
   Short-term debt       6,744       8    .53        7,533      14    .75
   Long-term debt       23,762     255   4.28       31,360     342   4.42
                        ------     ---   -----     ------    -----   ----

   Total Interest
     Bearing
     Liabilities      $236,771   1,260   2.13     $242,010   1,630   2.73
                     ==========  -----   -----  ==========   -----   ----

   Net Interest Margin 1         2,758                      $2,712
                                 =====                        =====

   Net Yield on Interest
     Earning Assets                      3.93%                       3.91%
                                         =====                       =====



   1 Interest income on loans includes loan fees.

   2 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

   3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

                                                                     TABLE II

                                 F & M BANK CORP.
                           INTEREST SENSITIVITY ANALYSIS
                                  MARCH 31, 2004
                             (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5    Over 5    Not
                         Months   Months   Years    Years   Classified  Total

Uses of Funds

   Loans                 49,205   25,233  113,789   29,697            217,924
   Interest bearing
     bank deposits        2,786    6,421      594                       9,801
   Investment securities  3,795    9,178   26,389      625  14,465     54,452
   Federal funds sold     5,639                                         5,639
                         ------   ------   ------   ------   -----     ------

   Total                 61,425   40,832  140,772   30,322  14,465    287,816
                         ------   ------ ---------  ------  ------    -------

Sources of Funds

   Interest bearing demand
     deposits                     11,685   22,026    5,171             38,882
   Savings deposits                9,864   29,593    9,864             49,321
   Time deposits
     $100,000 and over    2,996    7,204   10,882                      21,082
   Other time deposits   16,767   36,409   44,675                      97,851
   Short-term borrowings  7,339                                         7,339
   Long-term debt         1,886    6,229   13,454    1,107             22,676
                          -----   -------  -------  -------  -------   ------

   Total                 28,988   71,391  120,630   16,142            237,151
                         ------  -------  -------   ------  -------   ----------

Discrete Gap             32,437  (30,559)  20,142   14,180  14,465     50,665

Cumulative Gap           32,437    1,878   22,020   36,200  50,665

Ratio of Cumulative Gap
   to Total Earning
   Assets                 11.27%     .65%    7.65%  12.58%   17.60%

     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2004. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2003 Form 10-K.

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

    The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this quarterly report of the Company's disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(e) and timely, alerting them to financial information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.


Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of F & M Bank Corp. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

     Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The Company has established procedures undertaken during the normal course of business to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented to management of the Bank and to the Audit Committee of the Company.

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

             3 ii Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

             31.1    Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 USC Section 1350(A) and (B))

             31.2    Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 USC Section 1350(A) and (B))

             32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Title 18 USC Section 1350).

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2004.

                                Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F & M BANK CORP.


                                  /s/ Julian D. Fisher
                                 ---------------------------------------
                                 Julian D. Fisher
                                 President and Chief Executive Officer


                                 /s/ Neil W. Hayslett
                                 ---------------------------------------
                                 Neil W. Hayslett
                                 Senior Vice President and Chief Financial
                                 Officer




May 13, 2004