Form 10-Q
period 2004-06-30
F&M BANK CORP
filed 2004-08-16
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



                  Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                              Commission File Number: 0-13273
  June 30, 2004


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

                 Class                          Outstanding at June 30, 2004
          Common Stock, par value - $5                    2,415,030 shares

                               F & M BANK CORP.


                                     INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2004 and 2003                                    2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2004 and 2003                                    3

         Consolidated Balance Sheets - June 30, 2004 and
         December 31, 2003                                               4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2004 and 2003                                    5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2004 and 2003                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

Item 4.  Controls and Procedures                                        19

PART II  OTHER INFORMATION                                              20

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities                                          20

Item 3.  Defaults upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              20

Item 6.  Exhibit and Reports on Form 8K                                 20


         SIGNATURES                                                     21

Part I  Financial Information
Item 1  Financial Statements

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                              June 30,
                                                          2004       2003
Interest Income
   Interest and fees on loans                           $  7,020    $ 7,125
   Interest on federal funds sold                             18         98
   Interest on interest bearing deposits                      93         90
   Interest and dividends on investment securities           858      1,189
                                                         -------     ------

   Total Interest Income                                   7,989      8,502
                                                         -------     ------

Interest Expense
   Interest on demand accounts                               103        114
   Interest on savings deposits                              219        273
   Interest on time deposits                               1,657      2,116
                                                         -------     ------

   Total interest on deposits                              1,979      2,503

   Interest on short-term debt                                37         27
   Interest on long-term debt                                490        664
                                                         -------     ------

   Total Interest Expense                                  2,506      3,194
                                                         -------     ------

Net Interest Income                                        5,483      5,308

Provision for Loan Losses                                    120        133
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        5,363      5,175
                                                         -------     ------

Noninterest Income
   Service charges                                           467        419
   Income on bank owned life insurance                       126        110
   Other                                                     513        516
   Security gains                                            321        289
                                                         -------     ------

   Total Noninterest Income                                1,427      1,334
                                                         -------     ------

Noninterest Expense
   Salaries                                                1,602      1,522
   Employee benefits                                         593        500
   Date processing expenses                                  130        109
   Occupancy expense                                         197        200
   Equipment expense                                         213        192
   Audit and professional fees                               136         99
   Intangibles amortization                                  138        138
   Other                                                     816        794
                                                         -------     ------

   Total Noninterest Expense                               3,825      3,554
                                                         -------     ------

Income before Income Taxes                                 2,965      2,955

Provision for Income Taxes                                   890        879
                                                         -------     ------

Net Income                                              $  2,075    $ 2,076
                                                         =======     ======

Per Share Data

   Net Income                                           $    .86    $   .86
                                                         =======     ======

   Cash Dividends                                       $    .36    $   .34
                                                         =======     ======

   Equivalent Shares Outstanding                       2,417,925  2,423,015
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                          2004       2003

Interest Income
   Interest and fees on loans                           $  3,560    $ 3,537
   Interest on federal funds sold                              8         66
   Interest on interest bearing deposits                      42         42
   Interest and dividends on investment securities           408        557
                                                         -------     ------

   Total Interest Income                                   4,018      4,202
                                                         -------     ------

Interest Expense
   Interest on demand deposits                                52         56
   Interest on savings accounts                              111        131
   Interest on time deposits                                 819      1,042
                                                         -------     ------

   Total interest on deposits                                982      1,229

   Interest on short-term debt                                28         13
   Interest on long-term debt                                236        322
                                                         -------     ------

   Total Interest Expense                                  1,246      1,564
                                                         -------     ------

Net Interest Income                                        2,772      2,638

Provision for Loan Losses                                     60         61
                                                         -------     ------

Net Interest Income after Provision for Loan Losses        2,712      2,577
                                                         -------     ------

Noninterest Income
   Service charges                                           243        246
   Security gains                                            146        399
   Other                                                     266        285
   Income on bank owned life insurance                        63         63
                                                         -------     ------

   Total Noninterest Income                                  718        993
                                                         -------     ------

Noninterest Expense
   Salaries                                                  795        769
   Employee benefits                                         296        240
   Occupancy expense                                         102        105
   Data processing expenses                                   68         69
   Equipment expense                                         108        103
   Audit and professional fees                                64         56
   Intangibles amortization                                   69         69
   Other                                                     435        411
                                                         -------     ------

   Total Noninterest Expense                               1,937      1,822
                                                         -------     ------

Income before Income Taxes                                 1,493      1,748

Provision for Income Tax                                     451        525
                                                         -------     ------

Net Income                                              $  1,042    $ 1,223
                                                         =======     ======

Per Share Data

   Net Income                                           $    .43    $   .50
                                                         =======     ======

   Cash Dividends                                       $    .18    $   .17
                                                         =======     ======

   Equivalent Shares Outstanding                       2,416,678  2,422,359
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,  December 31,
       ASSETS                                           2004         2003
                                                    ----------  -------------
                                                     (Unaudited)  (Audited)


Cash and due from banks                               $  6,547    $  5,665
Interest bearing deposits in banks                      10,346       9,003
Federal funds sold                                                   5,035
Securities held to maturity (note 2)                       870         873
Securities available for sale (note 2)                  52,814      54,896
Other investments                                        5,473       5,461

Loans, net of unearned discount (note 3)               226,043     211,231
   Less allowance for loan losses (note 4)              (1,512)     (1,484)
                                                       --------    -------

   Net Loans                                           224,531     209,747

Bank premises and equipment                              4,939       5,001
Interest receivable                                      1,318       1,496
Goodwill                                                 2,639       2,639
Deposit intangibles                                      1,840       1,978
Bank owned life insurance (note 5)                       4,957       4,832
Other assets                                             2,371       2,500
                                                       -------    --------
   Total Assets                                       $318,645    $309,126
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 37,357    $ 33,124
   Interest bearing
     Demand                                             37,052      37,875
     Savings deposits                                   51,461      47,545
     Time deposits                                     118,513     122,171
                                                       -------     -------

   Total Deposits                                      244,383     240,715

Short-term debt                                         11,491       6,389
Long-term debt                                          25,020      24,784
Accrued expenses                                         4,945       4,919
                                                       -------     -------

   Total Liabilities                                   285,839     276,807
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,415,030 and
   2,420,478 shares issued and outstanding
   in 2003 and 2002, respectively                       12,075      12,102
Surplus                                                    180         286
Retained earnings                                       20,915      19,710
Accumulated other comprehensive income (loss)             (364)        221
                                                       --------    -------

   Total Stockholders' Equity                           32,806      32,319
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $318,645    $309,126
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                              June 30,
                                                          2004       2003
Cash Flows from Operating Activities:
   Net income                                          $  2,075    $  2,076
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         207         202
       Amortization of security premiums                    214         100
       Gain on security transactions                       (321)       (289)
       Income from life insurance investment               (126)       (110)
       Provision for loan losses                            120         133
       Decrease in interest receivable                      178         220
       Decrease in other assets                             341         225
       Intangibles amortization                             138         138
       Increase in accrued expenses                         108         245
       Losses on limited partnership investments            122         129
                                                        -------     -------

   Total Adjustments                                        981         993
                                                        -------     -------

   Net Cash Provided by Operating Activities              3,056       3,069
                                                        -------     -------

Cash Flows from Investing Activities:
   Proceeds from sales of investments available
     for sale                                            10,330       1,241
   Proceeds from maturity of investments available
     for sale                                             8,906      28,453
   Proceeds from maturity of investments held
     to maturity                                                      1,000
   Purchase of investments available for sale           (18,054)    (24,150)
   Net change in federal funds sold                       5,035      (6,679)
   Net change in loans                                  (14,903)      1,199
   Purchase of property and equipment                      (145)       (323)
   Net change in interest bearing bank deposits          (1,344)     (4,128)
   Construction in progress payments                                   (161)
   Proceeds from sale of other real estate owned                         65
   Purchase of life insurance                                        (1,870)
                                                        -------     --------

   Net Cash Used in Investing Activities                (10,175)     (5,353)
                                                        --------    -------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            7,291       5,739
   Net increase (decrease) in time deposits              (3,658)      3,096
   Net increase (decrease) in short-term debt             5,137      (1,526)
   Repurchase of common stock                              (133)        (97)
   Repayment of long-term debt                           (3,764)     (3,764)
   Proceeds from long-term debt                           4,000
   Payment of dividends                                    (872)       (823)
                                                        --------    -------

   Net Cash Provided by Financing Activities              8,001       2,625
                                                        -------     -------

Net Increase in Cash and Cash Equivalents                   882         341

Cash and Cash Equivalents, Beginning of Period            5,665       6,017
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  6,547    $  6,358
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  2,553    $  3,258
     Income taxes                                           700         375


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                   (Unaudited)



                                                            Six Months Ended
                                                              June 30,
                                                           2004      2003


Balance, beginning of period                           $ 32,319    $ 29,541

Comprehensive Income:
   Net income                                             2,075       2,076

   Net change in unrealized appreciation on securities
     available for sale, net of taxes                      (583)         76
                                                        --------    -------

     Total comprehensive income                           1,492       2,152

Repurchase of common stock                                 (133)        (97)

Dividends declared                                         (872)       (823)
                                                        --------    -------

Balance, end of period                                 $ 32,806    $ 30,773
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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the six and three month periods ended June 30, 2004 and June 30, 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2004 and December 31, 2003 follows:

                                        2004                    2003
                                     ----------             ------------
                                            Market                 Market
                                   Cost      Value        Cost      Value

          Securities Held to
            Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    110     $    110  $    111
          Other securities            760       807          763       787
                                  -------   -------      -------   -------

            Total                $    870  $    917     $    873  $    898
                                  =======   =======      =======   =======


                                        2004                    2003
                                     -----------             -----------
                                  Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available
            for Sale

          U. S. Treasury and
            Agency obligations   $ 27,453  $ 27,592     $ 25,444  $ 25,387
          Equity securities         9,219     9,554        9,245     9,110
          Mortgage-backed
            securities              6,929     7,043        8,989     9,004
          Other securities          9,213     9,141       11,218    11,035
                                  -------   -------      -------   -------

            Total                $ 52,814  $ 53,330     $ 54,896  $ 54,536
                                  =======   =======      =======   =======

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    LOANS:

            Loans outstanding are summarized as follows:

                                                        June 30, December 31,
                                                          2004        2003
          Real Estate
            Construction                                $15,529   $ 15,329
            Residential                                 135,857    118,677
          Commercial and agricultural                    50,460     56,000
          Installment loans to individuals               22,713     19,630
          Credit cards                                    1,361      1,463
          Other                                             123        132
                                                         ------    -------

            Total                                       $226,043  $211,231
                                                         =======   =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses follows:

                                         Six Months Ended  Three Months Ended
                                             June 30,               June 30,
                                          2004     2003      2004      2003
                                         ------   ------    ------    -----

          Balance, beginning of period   $1,484  $ 1,477    $1,517  $ 1,545
          Provisions charged to
            Operating expenses              120      133        60       61
          Net (charge offs) recoveries:
            Loan recoveries                  49       38         9       19
            Loan charge-offs               (141)     (82)      (74)     (59)
                                          ------  ------     ------  ------

            Total Net Charge-offs *         (92)     (44)      (65)     (40)
                                          ------  ------     ------  ------

            Balance, End of Period       $1,512  $ 1,566    $1,512  $ 1,566
                                          =====   ======     =====   ======

          * Components of net charge-offs:
              Real estate - Residential  $   (7) $          $   (7) $
              Commercial                    (57)      (3)       (9)      (4)
              Installment loans to
                individuals                 (28)     (41)      (49)     (36)
                                          ------  ------     ------  ------

            Total                        $  (92) $   (44)   $  (65) $   (40)
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

            To help offset the growth in these costs, the Bank decided to enter into BOLI contracts. Dividends received on these policies are tax-deferred and may be tax exempt as the death benefits under the policies are exempt from income taxation. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term assets which the Bank could obtain.

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

Overview

      Net income in the second quarter 2004 was $1,042,000 or $.43 per share, compared to $1,223,000 or $.50 per share the second quarter of 2003, a decrease of 14.80% in earnings per share. Core operating earnings, (exclusive of securities gains, net of tax effect) totaled $944,000 in 2004 and $960,000 in 2003, a decrease of 1.46%. For the six months ended June 30, 2004, net income was $2,075,000 or $.86 per share compared to $2,076,000 in 2003 or $.86 per share. Net interest income through the end of the second quarter increased 3.30% compared with the prior year. Noninterest income increased 6.97% and noninterest expense increased 7.63% during the same period.

      On an annualized basis, return on average assets through the end of the second quarter 2004 was 1.32% and return on average shareholders' equity was 12.66%. As of June 30, 2004, assets increased 3.08%, deposits increased 1.53% and loans increased 7.01% compared to amounts at December 31, 2003. The allowance for loan losses at the end of the second quarter was $1,512,000 or ..67% of loans while shareholders' equity totaled $32,806,000. A quarterly dividend of $.18 per share was paid to shareholders of record.

Results of Operations

Year to Date

      The 2004 year to date tax equivalent net interest margin increased $173,000 or 3.20% compared to the same period in 2003. The yield on earning assets decreased .50%, while the cost of funds decreased .57% compared to the same period of 2003. These decreases resulted as maturing assets and liabilities continued to reprice at significantly lower rates. The lower market rates resulted from aggressive rate cutting by the Federal Reserve's Federal Open Market Committee (FOMC); which began in January 2001 and included thirteen separate rate cuts through June 2003. Recently the FOMC reversed its monetary policy by stating "With underlying inflation still expected to be relatively low, the Committee believes that policy accommodation can be removed at a pace that is likely to be measured." The FOMC raised the federal rate by 1/4 percent at both its June 30 and August 10 meetings. Although the Interest Sensitivity Analysis on page 18 indicates the Company is in a liability sensitive position, management anticipates the increase in rates should prove beneficial to the net interest margin in future periods. A large percentage of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors. However, the rapid growth in the loan portfolio and competition within the Bank's market for deposit accounts could have a material effect on the speed at which Bank management adjusts rates to meet liquidity needs.

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

      A schedule of the net interest margin for 2004 and 2003 is shown on page 17 as Table 1.

      Noninterest income increased $93,000 in the first six months of 2004. Exclusive of securities transactions, other noninterest income items increased $61,000, or 5.84%. Service charges on deposit accounts have increased following the implementation of an overdraft privilege program which commenced during the second quarter of 2003.

      Noninterest expense increased $271,000 or 7.63% through June 30, 2004. Of the total, $173,000 (an 8.56% increase) can be attributed to salaries and employee benefits. This increase includes normal salary increases, an increase in pension expense of approximately 18% and an increase in the cost of group insurance of approximately 17%. The increase in pension expense is a result of lower market rates of interest, lower earnings on investments and an increase in the number of employees covered by the plan. Group insurance costs increased due to an increase in the number of employees covered by the plan and premium increases passed through to the Bank by its primary insurance provider.

Quarter Ending June 30

      The Company's net income decreased $181,000 to $1.042 million in 2004 as compared to the second quarter of 2003. After adjusting to exclude securities transactions, core earnings and earnings per share decreased $14,000 or less than $.01 per share, respectively. Net interest income increased $134,000, while the net interest margin increased 6 bps to 3.87%. For the quarter, noninterest income, exclusive of securities transactions, declined slightly to $572,000 compared to $594,000 in 2003. The decline was primarily the result of a reduction in origination fees generated on mortgage loans sold on the secondary market. Noninterest expense increased 6.31%, or $115,000 in 2004.
Of this amount, $82,000 related to increases in salaries and benefits expenses. Total salaries and benefits increased 8.13%, and include normal increases in base salaries, an increase in staffing of three full-time equivalent positions, and increases in group health and pension expense.

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

      The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay a market rate of interest that was benchmarked at 1.00% by the Federal Reserve until the last day of the quarter when it was raised to 1.25%. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold decreased due to increases in loan demand, while balances in interest bearing bank deposits increased as proceeds from maturing securities were placed in short term certificates as a temporary investment with the intent that as these mature they will fund additional loan commitments.

Securities

      The Company's securities portfolio is held to assist the Company in liquidity and asset liability management. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as securities held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a part of other comprehensive income. As of June 30, 2004, the amortized cost of all securities available for sale exceeded their market value by $516,000 ($364,000 after the consideration of income taxes). Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect these fluctuations in value of debt securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Securities (Continued)

      Investments in debt securities have declined approximately two million dollars during 2004. Proceeds from maturing bonds have been used to fund loan growth during the period. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Recent purchases of debt securities have been primarily U.S. Treasury and Agency obligations with contractual maturities of a month or less to three years.

      Of the investments in securities available for sale, 17.4% are invested in equity securities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments render adequate returns and have historically resulted in significant increases in value. A review of these investments as of June 30, 2004, did not reveal any additional impairment to be recognized in excess of that which was recognized in the fourth quarter of 2003.

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

       While lending is geographically diversified within the service area, the Company does have some concentration in agricultural loans (primarily poultry farming). In April 2004, Pilgrim's Pride announced the planned sale or closure of its turkey processing plant in Hinton, Virginia. A group of local growers have organized the Virginia Poultry Growers Cooperative and have signed a non-binding letter of intent to purchase the plant. At present, it is not known whether this effort will be successful.

      Management has reviewed its poultry related loans that are contracted with Pilgrim's Pride Turkey Division and has determined that its exposure is limited due to a combination of strong collateral positions on most of the loans, the potential for some of these borrowers to contract these poultry houses with other processors, the potential to convert the houses to other uses and other sources of income for some of the borrowers. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. The Company continues to monitor its past due loans closely and has not experienced higher delinquencies in this sector compared to the overall loan portfolio.

       Management has entered into an agreement with Gateway Bank to purchase short-term real estate loan participations. These loans have been purchased by Gateway from mortgage brokers and will be held until sold to the ultimate holder in the secondary market. All loans have firm take-out commitments and are held for periods ranging from two to sixty days, but averaging approximately fourteen days. These loans originate in several states through the country, however, a significant portion are from the state of California.

       Management has funded these loans with short-term liquid assets and at times through short-term borrowings. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the second quarter, these participations averaged $10,590,000, with a maximum outstanding balance of $29,730,000. The Bank has made a commitment to purchase up to a maximum of $40,000,000 in these loans. There were no loans of this type outstanding at June 30, 2004.

       The first six months of 2004 resulted in an increase of $14,812,000 in loans outstanding. Most of the increase was in the real estate portfolio, both residential and commercial properties. As secondary market rates increased during the first half of the year, the Bank's in-house three and five year adjustable loan rates became more attractive and contributed to the growth in the portfolio.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Loan Portfolio (Continued)

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Nonperforming loans totaled $1,361,000 at June 30, 2004 compared to $1,614,000 at December 31, 2003. Approximately 85% of these nonperforming loans are secured by real estate. Although the potential exists for some loan losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

     As of June 30, 2004, the Company did not hold any of real estate that was acquired through foreclosure.

Allowance for Loan Losses

     In evaluating the portfolio, loans are segregated into loans with identified potential losses and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under FAS 114. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under FAS 5.

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

     The allowance for loan losses of $1,512,000 at June 30, 2004 is equal to ..67% of total loans. This compares to an allowance of $1,484,000 (.70%) at December 31, 2003. Although management has slightly decreased the funding of the allowance compared to the first six months of 2003, funding for the quarter at $120,000 exceeds charge-offs by $28,000.

     The allowance as a percentage of loans outstanding remains well below the peer group average of 1.36%. The Bank compares favorably to the peer group in all other measures relating to the allowance as of the most recently available information, including: net losses to average loans, earnings coverage of net losses, allowance to net losses and non-current loans to gross loans.

     Management feels the level of the allowance is appropriate based upon the above factors and on its loan loss history, the composition of its loan portfolio, the recent downward trend in non-performing loans and collateral values of delinquent loans. The current allowance for loan losses is equal to approximately seven years of average loan losses. Based upon its thorough review of the portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Allowance for Loan Losses (Continued)

    Net charge offs during the first six months of 2004 were $92,000, which annualizes to a loss rate of .08%. Although losses through six months of 2003 only totaled $44,000, full year losses of $219,000 were equivalent to .10%. The Bank's average loss rate in recent years of .09% is approximately one-third the loss rate of its peer group.

Deposits

      The Company's main source of funding is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits increased $3,678,000 during the first half of 2004. Certificates of deposit decreased $3,658,000 during this period while demand deposits and savings deposits increased a total of $7,326,000, compared to December 31, 2003. Management believes this increase resulted from frequent advertising of its free checking account and accounts gained from BB&T following its takeover of the F & M National Corp. branches.

      Management has not offered any special rate promotions during the period to attract certificates of deposit as the growth in other deposits, use of federal funds and maturities in the securities portfolio have been sufficient to fund loan growth. Historically the Bank has had a heavier concentration in certificates of deposit than its peers. Management is willing to accept some level of run-off in certificates of deposit as the shift to lower costing deposits will result in improvements in the net interest margin.

Short-term debt

      Short-term debt consists of federal funds purchased and commercial repurchase agreements (repos.) Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank; their excess funds are swept daily into the repo accounts. These accounts are not considered deposits and are not insured by FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank's primary correspondent bank to manage short-term liquidity needs.

Long-term debt

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $3,764,000 in the first half of the year. Additional borrowings of $4,000,000 were obtained to assist in funding the growth in the loan portfolio.

      In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used to provide a capital contribution to the Bank and to pay off an intercompany loan.

Capital

      The Company seeks to maintain a strong capital position to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2004, the Company's total risk based capital and tier 1 risk based capital ratios were 14.39% and 13.66%, respectively. Both ratios are in excess of regulatory minimums and are favorable compared with the ratios of the Company's peers. Earnings have been sufficient to allow an increase in regular quarterly dividends in 2004 over those in 2003.

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

Interest Rate Sensitivity

      As a result of continued growth in deposits and through maturities of investments, the Bank has been able to meet its liquidity needs through the first half of 2004. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the federal Home Loan Bank System also provides liquidity, as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

      There are no off-balance-sheet items that will impair future liquidity. The Company monitors its interest rate sensitivity periodically and makes adjustments as needed. A summary of asset and liability repricing opportunities is shown on page 18 as Table II.

Stock Repurchase

      On June 12, 2003, the Company announced that the Board of
Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock. Shares repurchased since the program was initiated through June 30, 2004 total 10,022 shares. Shares repurchased during the second quarter of 2004 totaled 3,118 shares, at an average cost of $24.99 per share.


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


                                                    F & M BANK CORP.
                                              NET INTEREST MARGIN ANALYSIS
                                              (Dollar Amounts in Thousands)


                               Six Months Ended          Six Months Ended         Three Months Ended          Three Months Ended
                                June 30, 2004              June 30, 2003            June 30, 2004                June 30, 2003

                          Average   Income/   Rates   Average  Income/  Rates   Average   Income/  Rates   Average   Income/  Rates
                          Balance   Expense           Balance  Expense          Balance   Expense          Balance   Expense

Rate Related Income
   Loans 1                $222,327  $ 7,050   6.34%  $200,693  $ 7,154  7.19%  $230,847   $ 3,576   6.20%  $200,554  $ 3,550  7.08%
   Federal funds sold        3,792       18    .95%    16,996       98  1.16%     3,319         8    .96%    22,855       66  1.16%
   Bank deposits             9,555       93   1.95%     7,633       90  2.38%     9,698        42   1.73%     8,392       42  2.00%
   Investments
     Taxable 3              40,517      638   3.15%    47,725      984  4.12%    37,558       291   3.10%    43,018      462  4.30%
     Partially taxable 2,3   9,675      276   5.71%     8,981      273  6.08%     9,664       144   5.96%     8,972      137  6.10%
     Tax exempt 2,3            375        9   4.80%                                 375         5   5.33%
                             -----  -------   -----   -------   ------  -----   -------    -----    -----    ------    ------ -----

   Total Earning Assets    286,241    8,084   5.65%   282,028    8,599  6.15%   291,461     4,066   5.58%   283,791    4,257  6.01%
                           -------    -----  ------   -------   ------  -----   ------     ------  ------   -------    ------ -----

Interest Expense
   Demand deposits          37,887      103    .54%    34,246      114   .67%    37,859        52    .55%    34,886       56   .64%
   Savings                  48,731      219    .90%    43,080      273  1.28%    49,546       111    .90%    43,772      131  1.20%
   Time deposits           120,077    1,657   2.76%   127,185    2,116  3.36%   119,720       819   2.74%   127,246    1,042  3.28%
   Short-term debt           9,693       37    .76%     7,628       27   .71%    12,641        28    .89%     7,724       14   .73%
   Long-term debt           23,114      490   4.24%    30,372      664  4.41%    22,466       236   4.20%    29,384      321  4.38%
                            ------    -----   ----     ------    -----   ----   ------      -----   -----   --------  -----   -----

   Total Interest Bearing
     Liabilities           239,502    2,506   2.09%   242,511    3,194   2.66%    242,232   1,246   2.06%   243,012    1,564  2.58%
                           -------    ------  -----    ------    -----   -----    ------   ------  -----  ---------   ------  -----

   Net Interest Income 1          $   5,578                   $  5,405                   $  2,820                   $  2,693
                                   ========                      =====                      =====                     ======


   Net Yield on Interest
     Earning Assets 1                         3.90%                      3.86%                      3.87%                     3.81%
                                              =====                       ====                      =====                     =====


1  Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4  Average balances include non-accrual loans.

TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                                 JUNE 30, 2004
                           (In Thousands of Dollars)


                          0 - 3   4 - 12   1 - 5   Over 5     Not
                         Months   Months   Years    Years Classified  Total

Uses of Funds
   Loans:
     Commercial         $29,291  $ 5,874  $13,207  $ 2,088  $       $50,460
     Installment            307    1,052   17,085    4,392           22,836
     Real estate         13,435   20,575   94,343   23,033          151,386
     Credit cards         1,361                                       1,361
   Interest bearing
     bank deposits        3,911    5,544      891                    10,346
   Investment securities  8,651    6,740   29,074            14,692  59,157
                         ------   ------   ------   ------   ------  ------

   Total                 56,956   39,785   154,600  29,513   14,692 295,546
                         ------   ------   -------  ------   ------  -------

Sources of Funds

   Demand deposits                11,148   20,985    4,919           37,052
   Savings deposits               10,292   30,877   10,292           51,461
   Certificates of deposit
     $100,000 and over    3,162    9,729    9,394                    22,285
   Other certificates
     of deposit          16,450   34,948   44,830                    96,228
   Short-term borrowings 11,491                                      11,491
   Long-term debt         1,772    6,745   15,324    1,179           25,020
                         ------   ------   ------   ------   -----   ------

   Total                 32,875   72,862   121,410  16,390           243,537
                         ------   ------   -------  ------   -----   -------

Discrete Gap             24,081  (33,077)  33,190   13,123  14,692   52,009

Cumulative Gap           24,081   (8,996)  24,194   37,317  52,009

Ratio of Cumulative Gap    8.15%  (3.04)%   8.19%   12.63%   17.60%
   to Total Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2004. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

      We have established disclosure controls and procedures to ensure that material information related to F & M Bank Corp. is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, F & M Bank Corp.'s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that F & M Bank Corp.'s disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior
          Securities -              Not Applicable

Item 4. Submission of Matters to a
        Vote of Security Holders -  On May 8, 2004, the
                                    stockholders held their annual meeting. The following items were approved by the shareholders by the required majority:

                                    1) Election of the Board of Directors as
                                       proposed in the proxy material without
                                       any additions or exceptions.
                                                     Votes      Votes
                                                   "For" by "Against" by
                                                     Proxy      Proxy Abstain

                                    Thomas L. Cline 1,799,684  15,081  2,193
                                    Robert L.
                                       Halterman    1,800,548  14,217  2,193
                                    Michael W. Pugh 1,800,548  14,217  2,193

                                    2) Appointment of S.B. Hoover & Co. LLP. as
                                       independent accountants as proposed in
                                       the proxy materials; 1,815,658 votes for, 800 votes against, 500 abstained.

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

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

            32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (b)Reports on Form 8-K

           The Company did not file any reports on Form 8-K for the quarter ending June 30, 2004.

                                Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F & M BANK CORP.


                                 /s/ DEAN W. WITHERS
                                 -----------------------------------
                                 Dean W. Withers
                                 President and Chief Executive Officer


                                 /s/ NEIL W. HAYSLETT
                                 -----------------------------------
                                 Neil W. Hayslett
                                 Senior Vice President and
                                 Chief Financial Officer

August 13, 2004