Form 10-Q
period 2004-09-30
F&M BANK CORP
filed 2004-11-15
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2004

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

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes .[ X ] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes ____   No ____

    State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at October 31, 2004
   Common Stock, par value - $5                    2,402,351 shares

                                F & M BANK CORP.


                                      INDEX

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2004 and 2003                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2004 and 2003                              3

           Consolidated Balance Sheets - September 30, 2004
           and December 31, 2003                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2004 and 2003                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2004 and 2003         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    20

Item 4.    Controls and Procedures                                       20


PART II    OTHER INFORMATION                                             21

Item 1.    Legal Proceedings                                             21

Item 2.    Unregistered Sales of Equity Securities and Use
           of Proceeds                                                   21

Item 3.    Defaults upon Senior Securities                               21

Item 4.    Submission of Matters to a Vote of Security Holders           21

Item 5.    Other Information                                             21

Item 6.    Exhibits                                                      21


           SIGNATURES                                                    22

Part I Financial Information
Item 1 Financial Statements
                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                         2004          2003
                                                      ----------    ---------
Interest Income
   Interest and fees on loans                         $  10,840   $  10,637
   Interest on federal funds sold                            21         141
   Interest on interest bearing deposits                    142         134
   Interest and dividends on investment securities        1,223       1,693
                                                       --------    --------

   Total Interest Income                                 12,226      12,605
                                                       --------    --------

Interest Expense
   Interest on demand deposits                              152         169
   Interest on savings accounts                             337         379
   Interest on time deposits                              2,474       3,100
                                                       --------    --------

   Total interest on deposits                             2,963       3,648

   Interest on short-term debt                              149          36
   Interest on long-term debt                               756         965
                                                       --------    --------

   Total Interest Expense                                 3,868       4,649
                                                       --------    --------

Net Interest Income                                       8,358       7,956

Provision for Loan Losses                                   180         165
                                                       --------    --------

Net Interest Income after Provision for Loan Losses       8,178       7,791
                                                       --------    --------

Noninterest Income
   Service charges                                          690         663
   Other                                                    740         710
   Income on bank owned life insurance                      188         317
   Security gains                                           409         287
                                                       --------    --------

   Total Noninterest Income                               2,027       1,977
                                                       --------    --------

Noninterest Expense
   Salaries                                               2,403       2,329
   Employee benefits                                        886         719
   Occupancy expense                                        301         295
   Equipment expense                                        318         293
   Intangibles amortization                                 207         207
   Other                                                  1,562       1,557
                                                       --------    --------

   Total Noninterest Expense                              5,677       5,400
                                                       --------    --------

Income before Income Taxes                                4,528       4,368

Provision for Income Tax                                  1,361       1,248
                                                       --------    --------

Net Income                                            $   3,167   $   3,120
                                                       ========    ========

Per Share Data

   Net Income                                         $    1.31   $    1.29
                                                       ========    ========

   Cash Dividends                                     $     .55   $     .52
                                                       ========    ========

   Equivalent Shares Outstanding                      2,416,526   2,421,165
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                          2004          2003
                                                       ----------    ---------
Interest Income
   Interest and fees on loans                         $   3,820   $   3,512
   Interest on federal funds sold                             3          43
   Interest on interest bearing deposits                     49          44
   Interest and dividends on investment securities          365         504
                                                       --------    --------

   Total Interest Income                                  4,237       4,103
                                                       --------    --------

Interest Expense
   Interest on demand deposits                               49          55
   Interest on savings accounts                             118         106
   Interest on time deposits                                817         984
                                                       --------    --------

   Total interest on deposits                               984       1,145

   Interest on short-term debt                              112           9
   Interest on long-term debt                               266         301
                                                       --------    --------

   Total Interest Expense                                 1,362       1,455
                                                       --------    --------

Net Interest Income                                       2,875       2,648

Provision for Loan Losses                                    60          32
                                                       --------    --------

Net Interest Income after Provision for Loan Losses       2,815       2,616
                                                       --------    --------

Noninterest Income
   Service charges                                          223         244
   Other                                                    284         194
   Income on bank owned life insurance                       63         207
   Security gains (losses)                                   88          (2)
                                                       --------    --------

   Total Noninterest Income                                 658         643
                                                       --------    --------

Noninterest Expense
   Salaries                                                 801         807
   Employee benefits                                        293         219
   Occupancy expense                                        104          95
   Equipment expense                                        105         101
   Intangible amortization                                   69          69
   Other                                                    538         555
                                                       --------    --------

   Total Noninterest Expense                              1,910       1,846
                                                       --------    --------

Income before Income Taxes                                1,563       1,413

Provision for Income Tax                                    471         369
                                                       --------    --------

Net Income                                            $   1,092   $   1,044
                                                       ========    ========

Per Share Data

   Net Income                                         $     .45   $     .43
                                                       ========    ========

   Cash Dividends                                     $     .19   $     .18
                                                       ========    ========

   Equivalent Shares Outstanding                      2,413,758   2,417,526
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                   September 30, December 31,
     ASSETS                                            2004         2003
                                                   ------------   ---------
                                                    (Unaudited)   (Audited)
Cash and due from banks                               $ 6,509     $  5,665
Interest bearing deposits in banks                      7,002        9,003
Fed funds sold                                                       5,035
Loans held for sale                                    54,738
Securities held to maturity (note 2)                      110          873
Securities available for sale (note 2)                 35,972       54,896
Other investments                                       7,563        5,461

Loans                                                 236,781      211,231
   Less allowance for loan losses (note 4)             (1,548)      (1,484)
                                                      -------     --------

   Net Loans                                          235,233      209,747

Bank premises and equipment                             4,864        5,001
Interest receivable                                     1,189        1,496
Deposit intangible                                      1,771        1,978
Goodwill                                                2,639        2,639
Bank owned life insurance (note 5)                      5,020        4,832
Other assets                                            2,478        2,501
                                                      -------      -------


   Total Assets                                      $365,088     $309,126
                                                      =======      =======

     LIABILITIES

Deposits
   Noninterest bearing demand                         $40,480     $ 33,124
   Interest bearing
     Demand                                            37,383       37,875
     Savings deposits                                  51,017       47,545
     Time deposits                                    118,465      122,171
                                                      -------      -------

   Total Deposits                                     247,345      240,705

Short-term debt                                        55,211        6,389
Long-term debt                                         23,348       24,784
Accrued expenses and other liabilities                  5,571        4,919
                                                       ------      -------

   Total Liabilities                                  331,475      276,807
                                                      -------      -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,412,530 and
   2,420,478 issued and outstanding, in 2004
   and 2003, respectively                              12,063       12,102
Surplus                                                   132          286
Retained earnings                                      21,548       19,710
Accumulated other comprehensive income (loss)            (130)         221
                                                      -------      -------

   Total Stockholders' Equity                          33,613       32,319
                                                      -------      -------

   Total Liabilities and Stockholders' Equity        $365,088     $309,126
                                                      =======      =======

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                          2004          2003
                                                       ----------    ---------

Cash Flows from Operating Activities:
   Net income                                           $ 3,167     $ 3,120
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         348         311
       Amortization of security premiums                    269         201
       Gain on security transactions                       (409)       (287)
       Income from life insurance investment               (188)       (284)
       Provision for loan losses                            180         165
       Decrease in interest receivable                      307         325
       Decrease in other assets                             232         406
       Intangible amortization                              207         207
       Increase in accrued expenses                         636         358
       Losses on limited partnership investments            183         193
                                                         ------      ------

   Total Adjustments                                      1,765       1,595
                                                         ------      ------

   Net Cash Provided by Operating Activities              4,932       4,715
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from maturity of investments held
     to maturity                                            760
   Proceeds from sales of investments available
     for sale                                            20,817       1,813
   Proceeds from maturity of investments available
     for sale                                            15,650      49,992
   Purchase of investments available for sale           (20,231)    (38,238)
   Net change in interest bearing bank deposits           2,001      (3,581)
   Net change in federal funds sold                       5,035     (10,496)
   Net increase in loans held for   sale                (54,738)
   Net increase in loans held for investment            (25,665)     (4,928)
   Proceeds from sale of other real estate owned                        194
   Purchase of life insurance                                        (1,871)
   Purchase of property and equipment                      (211)       (653)
                                                        -------      ------

   Net Cash Used in Investing Activities                (56,582)     (7,768)
                                                        -------      ------

Cash Flows from Financing Activities:
   Net change in demand and savings deposits             10,336       9,295
   Net change in time deposits                           (3,706)      1,256
   Net change in short-term debt                         48,822      (1,867)
   Repurchase of common stock                              (194)       (194)
   Repayment of long-term debt                           (5,436)     (5,539)
   Proceeds of long-term debt                             4,000
   Payment of dividends                                  (1,328)     (1,257)
                                                         ------      ------

   Net Cash Provided by Financing Activities             52,494       1,694
                                                         ------      ------

Net Decrease (Increase) in Cash and Cash Equivalents        844      (1,359)
Cash and Cash Equivalents, Beginning of Period            5,665       6,017
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 6,509     $ 4,658
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 3,926     $ 4,758
     Income taxes                                           700         750

       The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                          2004          2003
                                                       ----------    ---------

Balance, beginning of period                            $32,319     $29,541

Comprehensive Income
   Net income                                             3,167       3,120
   Net change in unrealized appreciation on securities
     available for sale, net of taxes                      (351)         (3)
                                                         ------      ------

   Total comprehensive income                             2,816       3,117

Repurchase of common stock                                 (194)       (194)

Dividends declared                                       (1,328)     (1,257)
                                                         ------      ------

Balance, end of period                                  $33,613     $31,207
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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the nine and three month periods ended September 30, 2004 and September 30, 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values are as follows:

                                       September 30,          December 31,
                                           2004                  2003
                                   -------------------       ---------------
                                              Market                Market
                                     Cost      Value       Cost      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   110   $    110    $    110   $   111
          Other debt securities                               763       787
                                    ------    -------     -------    ------

            Total                  $   110   $    110    $    873   $   898
                                    ======    =======     =======    ======


                                       September 30,         December 31,
                                           2004                  2003
                                    -----------------      ----------------
                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $18,522   $ 18,481    $ 25,444   $25,387
          Equity securities          9,412      9,576       9,245     9,110
          Mortgage-backed
            securities               6,062      6,100       8,989     9,004
          Other debt securities      1,976      2,000      11,218    11,035
                                    ------    -------     -------    ------

            Total                  $35,972   $ 36,157    $ 54,896   $54,536
                                    ======    =======     =======    ======

                                F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS HELD FOR INVESTMENT:

             Loans outstanding are summarized as follows:
                                                     September 30, December 31,
                                                         2004         2003
          Real Estate
            Construction                                $16,800    $ 15,329
            Residential                                 138,980     118,677
          Commercial and agricultural                    56,224      56,000
          Installment loans to individuals               23,287      19,630
          Credit cards                                    1,324       1,463
          Other                                             166         132
                                                         ------     -------

            Total                                      $236,781    $211,231
                                                        =======     =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses follows:

                                         Nine Months Ended Three Months Ended
                                           September 30,      September 30,
                                           2004     2003     2004     2003
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,484   $1,477    $1,512   $1,566
          Provisions charged to
            operating expenses              180      165        60       32
          Net (charge-offs) recoveries:
            Loan recoveries                  66       56        17       18
            Loan charge-offs               (182)    (170)      (41)     (88)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *          (116)    (114)      (24)     (70)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,548   $1,528    $1,548   $1,528
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real Estate                      (7)
            Commercial                      (61)     (23)       (4)     (20)
            Installment                     (48)     (91)      (20)     (50)
                                          ------   -----     ------   -----

            Total                        $ (116)  $ (114)   $  (24)  $  (70)
                                          ======   =====     ======   =====

                                F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    BANK OWNED LIFE INSURANCE (BOLI)

            The Bank currently offers a variety of benefit plans to all full time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. The Bank has determined that the benefits offered are necessary in order to attract and retain good employees.

            To help offset the growth in these costs, the Bank decided to enter into BOLI contracts. Dividends received on these policies are tax-deferred and are anticipated to be tax exempt as the death benefits under the policies are exempt from income taxation. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term assets which the Bank could obtain.

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

     Management's discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 or this Form 10Q.

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

Overview

      Net income for the third quarter of 2004 was $1,092,000 or $.45 per share, compared to $1,044,000 or $.43 in the third quarter of 2003, an increase of 4.60%. Core operating earnings, (exclusive of securities gains and non-recurring income on life insurance policies, net of tax effect) totaled $1,034,000 in 2004 and $901,000 in 2003, an increase of 14.76%. For the nine months ended September 30, 2004, net income was $3,167,000 or $1.31 per share compared to $3,120,000 or $1.29 in 2003. This was an increase of 1.51%. Noninterest income through three quarters increased 2.53% and noninterest expense increased 5.13% during the same period.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
Year to Date

      The 2004 year to date tax equivalent net interest margin increased $421,000 or 5.20% compared to the same period 2003. The yield on earning assets decreased .39%, while the cost of funds decreased .47% compared to the same period in 2003. These decreases resulted as maturing assets and liabilities continued to reprice at significantly lower rates.

      The below average market rates resulted from aggressive rate cutting by the Federal Reserve's Federal Open Market Committee (FOMC) which began in January 2001 and included thirteen separate rate cuts through June 2003. Recently the FOMC reversed its monetary policy by stating "With underlying inflation still expected to be relatively low, the Committee believes that policy accommodation can be removed at a pace that is likely to be measured." The FOMC raised the federal rate by 1/4 percent at its June, August, and September meetings.

      Although the Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position through the twelve month point, management anticipates the increase in rates should prove beneficial to the net interest margin in future periods. A large percentage of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors. However, the rapid growth in the loan portfolio and competition within the Bank's market for deposit accounts could have a material effect on the speed at which Bank management adjusts rates to meet liquidity needs.

      A schedule of the net interest margin for 2004 and 2003 can be found in Table I on page 18.

      Within 2003, the Company recognized a gain on the conversion of life insurance policies that totaled $144,000. Such gain was not repeated in 2004 and income for this year is solely the result of insurance policy income.

      Noninterest income, exclusive of gains on the sale of securities and non-recurring gains on life insurance policies, increased $72,000 in 2004. The increase includes a $51,000 increase in overdraft fees, a $38,000 increase in card-related (credit, debit, merchant and ATM) fees, a $14,000 increase in check printing income, and a $64,000 increase in brokerage and insurance activity. These increases were partially offset by a $84,000 decline in secondary market origination fees and $11,000 in other income declines.

      Noninterest expense increased $277,000 in 2004. Of the total, $241,000 (a 7.91% increase) can be attributed to salaries and employee benefits. This increase includes normal salary increases, an increase in pension expense of 17.74% and an increase in the cost of group insurance of 15.53%. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 2.04% in 2004 compared to 2003 operations. No individual caption changed more than 10% in the two periods. Noninterest expense as an annualized percentage of average assets decreased to 2.23% from 2.33% in the prior year due primarily to the large increase in loans available for sale. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, peer group noninterest expenses averaged approximately 3.10% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Quarter Ending September 30

      The Company's net income increased $48,000 to $1.092 million compared to the third quarter of 2003. After adjusting to exclude securities transactions and the aforementioned non-recurring split dollar insurance transactions, core earnings and earnings per share increased $133,000 or 14.76%. This increase resulted primarily from a $248,000 pretax increase in the tax equivalent net interest margin. The margin expressed as a percentage of earning assets remained unchanged at 3.79%. The growth in the margin is a result of volume increases as earning assets increased $25,604,000 compared to the same period in the prior year. The average balance of loans outstanding increased $57,171,000. Of this amount $28,583,000 relates to short-term mortgage loan participations (discussed further in the following section under the heading "Loan Portfolio"). The remainder of the increase totals $28,588,000 and resulted from growth of loans within the Bank's primary service areas.

       The loan for sale have been funded primarily though an increase in short-term debt (overnight borrowings). The growth in the loan portfolio within the Bank's primary service areas was funded through a combination of decreases in federal funds sold and the securities portfolio of the Bank.

       Noninterest income increased due to substantially higher income from investment services (up $47,000) and greater fee income from all of the other services provided by the Company, Income on bank owned life insurance declined $144,000, mainly due to the gain realized in 2003 that did not recur in 2004. Personnel expenses increased 6.63% in the quarter for the same reasons cited in the nine month discussion. Other noninterest expenses were virtually unchanged from the previous year's third quarter as they showed a decline of .48%.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

      The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that is currently benchmarked at 1.75% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in both federal funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.

Securities

      The Company's securities portfolio serves several purposes. Portions of the portfolio are held to assist the Company with liquidity, asset liability management, as security for certain public funds and repurchase agreements and for long-term growth potential.

      The securities portfolio consists of investment securities (commonly referred to as "securities held to maturity") and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2004, the market value of all securities available for sale, bonds and equity securities, was $185,000 less than their amortized cost.

      The value of the Bank's bond portfolio is $21,000 below its carrying value. During the year, in an effort to generate liquidity to support loan growth, management sold several securities which resulted in realized gains of $98,000. The remainder of the portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates.

     The Company's equity securities portfolio was $164,000 below cost at September 30, 2004. Gains totaling $311,000 have been taken within the equities portfolio during 2004. The Company continues to hold equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

     Management continues to evaluate its equities portfolio for impairment on a quarterly basis. During the latter part of the third quarter and early part of the current quarter (fourth quarter), one security suffered a significant decline in value due to negative information that became available to the financial markets. Management evaluated this holding and determined that it was too soon to make a determination that the decrease in value was "other than temporary." If a decision to writedown this security had been made during the third quarter, and using the same methodology employed in the past, it would have yielded a gross writedown of $55,000 and a writedown net of the deferred tax of $37,000. This would have reduced net income for the third quarter to $1,055,000 versus the reported net income of $1,092,000, or 1 1/2 cents per share. Management will continue to monitor this security closely and make a decision on whether there is an other than temporary impairment after digesting the financial and nonfinancial information that has been reported subsequent to September 30, 2004.

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


     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, church loans and the aforementioned mortgage participations. Management and the Board of Directors review these concentrations periodically.

     In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy. In April 2004, Pilgrim's Pride announced the planned sale or closure of its turkey processing plant in Hinton, Virginia. A group of local growers organized the Virginia Poultry Growers Cooperative and have contracted for the purchase of the plant. The plant has recently closed (temporarily) awaiting the change in ownership and management. Bank management has reviewed its poultry related loans that were contracted with the Pilgrim's Pride Turkey Division and has determined that its exposure is limited due to a combination of strong collateral positions on most of the loans, the potential for some of these borrowers to contract these poultry houses with other processors, the potential to convert the houses to other uses and other sources of income for some of the borrowers. In addition to direct agricultural loans, a significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the local economy.

      Management has entered into an agreement with Gateway Bank (of California) to purchase short-term real estate loan participations. These loans have been purchased by Gateway from mortgage brokers and will be held until sold to the ultimate holder in the secondary market. All loans have firm take-out commitments and are held for periods ranging from two to sixty days, but averaging approximately fourteen days. These loans originate in several states throughout the country, however, a significant portion are from the state of California. These loans have been included with mortgage loans that the Bank has originated within its own market and designated on the balance sheet as "Loans Held for Sale".

      Management has funded its loans for sale with short-term liquid assets and through short-term borrowings. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the third quarter, these loan participations have averaged $28,583,000, with a maximum and quarter end balance of $54,514,000. The Bank has made a commitment to purchase up to a maximum of $55,000,000 of these loans. Short-term borrowings from the FHLB to fund this program averaged $21,299,000, with a maximum and quarter end balance of $47,500,000.

       The first nine months of 2004 resulted in an increase of $25,550,000 in the Bank's core loan portfolio. Most of the increase was in the real estate portfolio, both residential and commercial properties. As secondary market rates increased during the first nine months of the year, the Bank's in-house three and five year adjustable loan rates became more attractive and contributed to the growth in the portfolio.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $756,000 at September 30, 2004 compared to $1,614,000 at December 31, 2003. Approximately 65% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2004, the Company does not hold any real estate which was acquired through foreclosure.

    The following is a summary of information pertaining to risk elements and impaired loans:

                                       September 30, December 31,
                                           2004          2003
                                       ------------  -----------

    Nonaccrual loans                    $      0     $        0
    Loans past due 90 days or more
     and still accruing interest         756,000      1,614,000
    Restructured loans                         0             0
                                         -------       -------

                                        $756,000     $1,614,000
    Percent of total loans                   .32%           .76%

Allowance for Loan Losses

     Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and the trend of past due and criticized loans. Specific factors evaluated include internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Banks watch list or schedule of classified loans.

     In evaluating the portfolio, loans are segregated into loans with identified potential losses and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under FAS 114. A variety of factors are taken into account when reviewing these credits including borrower cash flow, payment history, fair value of collateral, company management, the industry in which the borrower is involved and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under FAS 5.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


     The allowance for loan losses of $1,548,000 at September 30, 2004 is equal to .65% of total loans. This compares to an allowance of $1,484,000 (.70%) at December 31, 2003. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2004, for a total of $180,000. Total charge-offs, net of recoveries, equal $116,000 year to date which is comparable to the same period of 2003. This is equivalent to an annualized loss rate of .07% of total loans. In recent years, the company has had an average loss rate of .08% which is approximately one-third the loss rate of its peer group.

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

Deposits and Other Borrowings

      The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $6,640,000 since December 31, 2003. Time deposits decreased $3,706,000 during this period while demand deposits and savings deposits increased $10,346,000. Management believes this increase resulted from frequent advertising of its free checking account and accounts gained from BB&T following its takeover of the F & M National Corp. branches.

      Management has not offered any special rate promotions during the period to attract certificates of deposit as the growth in other deposits, use of federal funds, maturities and sales of securities, and short-term borrowings have been sufficient to fund loan growth. Historically the Bank has had a heavier concentration in certificates of deposit than its peers. Management is willing to accept some level of run-off in certificates of deposit as the shift to lower costing deposits will lead to improvements in the net interest margin.

Short-term debt

      Short-term debt consists of federal funds purchased, commercial repurchase agreements (repos.) and daily rate credit from the Federal Home Loan Bank
(FHLB). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank's primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance the loans held for sale.

Long-term debt

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $5,436,000 through September 30, 2004. Additional borrowings of $4,000,000 were obtained to assist in funding the growth in the loans portfolio held for investment.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

      In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2004, the Company's total risk based capital and total capital to total assets ratios were 12.82% and 8.39%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the third quarter dividend in 2004 of 5.55%.

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

Stock Repurchase

     On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are held as unissued stock and are available for general corporate purposes. Through the end of the third quarter of 2004, a total of 12,522 shares have been repurchased. Shares repurchased during the third quarter of 2004 totaled 2,500 shares, at an average cost of $24.25 per share.

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

TABLE 1

                                                         F & M BANK CORP.
                                                  NET INTEREST MARGIN ANALYSIS
                                                  (Dollar Amounts in Thousands)

                                             Nine Months Ended                          Nine Months Ended
                                             September 30, 2004                         September 30, 2003

                                      Average       Income/     Rates           Average        Income/      Rates
                                      Balance       Expense                     Balance        Expense

Rate Related Income
   Loans held for investments 1      $ 221,247     $ 10,569      6.37%         $ 200,926       $ 10,675      7.08%
   Loans held for sale                  13,256          316      3.18%                97              1      4.17%
   Federal funds sold                    2,891           21       .97%            17,509            141      1.07%
   Bank deposits                         9,229          142      2.05%             8,071            131      2.16%
   Investments
     Taxable3                           37,192          881      3.16%            46,793          1,381      3.94%
     Partially taxable2,3                9,675          435      5.99%             9,037            405      5.98%
       Tax exempt 2,3                      375           13      4.53%                88              3      4.55%
                                      --------      -------     -----           --------        -------     -----

   Total Earning Assets                293,865       12,377      5.62%           282,521         12,737      6.01%
                                      --------      -------     -----           --------        -------     -----

Interest Expense
   Demand deposits                      38,035          152       .53%            34,509            165       .64%
   Savings                              49,564          337       .91%            44,032            382      1.16%
   Time deposits                       119,459        2,474      2.76%           126,540          3,101      3.27%
   Short-term debt                      16,184          149      1.23%             7,372             36       .65%
   Long-term debt                       23,501          756      4.29%            29,506            965      4.36%
                                       -------       ------     -----           --------        -------     -----

   Total Interest Bearing
     Liabilities                       246,743        3,868      2.09%           241,959          4,649      2.56%
                                      --------       ------     -----           --------        -------    ------

   Net Interest Income 1                           $  8,509                                    $  8,088
                                                    =======                                     =======

   Net Yield on Interest
     Earning Assets 1                                            3.86%                                       3.82%
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


       18 (CONTINUED)
TABLE 1 (CONTINUED)

                                                         F & M BANK CORP.
                                                  NET INTEREST MARGIN ANALYSIS
                                                 (Dollar Amounts in Thousands)
                                              Three Months Ended                     Three Months Ended
                                              September 30, 2004                      September 30, 2003

                                        Average      Income/     Rates          Average      Income/    Rates
                                        Balance      Expense                    Balance      Expense

Rate Related Income
   Loans held for investments 1        $ 230,271    $ 3,617       6.28%        $ 201,586     $ 3,521     6.99%
   Loans held for sale                    28,583        218       3.05%               97           1     4.17%
   Federal funds sold                      1,089          3       1.10%           18,536          43      .93%
   Bank deposits                           8,577         49       2.29%            8,948          41     1.83%
   Investments
     Taxable3                             30,541        243       3.18%           44,928         397     3.53%
     Partially taxable2,3                  9,674        159       6.57%            9,149         132     5.77%
       Tax exempt 2,3                        375          4       4.27%              262           3     4.58%
                                        --------     ------      -----          --------      ------    -----

   Total Earning Assets                  309,110      4,293       5.54%          283,506       4,138     5.84%
                                        --------     ------      -----          --------      ------    -----

Interest Expense
   Demand deposits                        38,331         49        .51%           35,036          51      .58%
   Savings                                51,229        118        .92%           45,935         109      .95%
   Time deposits                         118,224        817       2.76%          125,249         985     3.15%
   Short-term debt                        29,165        112       1.54%            6,859           9      .52%
   Long-term debt                         24,276        266       4.38%           27,773         301     4.34%
                                        --------      -----      -----          --------      ------    -----

   Total Interest Bearing
     Liabilities                         261,225      1,362       2.09%          240,852       1,455     2.42%
                                        --------     ------      -----          --------      ------    -----

   Net Interest Income 1                            $ 2,931                                  $ 2,683
                                                     ======                                   ======

   Net Yield on Interest
     Earning Assets 1                                             3.79%                                  3.79%
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

TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               September 30, 2004
                            (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                     0 - 3     4 - 12    1 - 5     Over 5      Not
                     Months    Months    Years     Years    Classified   Total

Uses of Funds

   Loans
     Commercial     $ 32,248  $ 5,433  $ 14,781   $  3,762   $         $ 56,224
     Installment         386    1,081    17,786      4,200               23,453
     Real estate for
       investments    19,880   12,320   101,505     22,075              155,780
     Real estate for
       sale           54,738                                             54,738
     Credit cards      1,324                                              1,324
   Interest bearing
     bank deposits     3,239    2,772       991                           7,002
   Investment
     securities          980    2,050    23,640               16,975     43,645
                     -------   ------    ------    -------    ------    -------

   Total             112,795   23,656   158,703     30,037    16,975    342,166
                     -------   ------   -------    -------    ------   --------

Sources of Funds

   Interest bearing
     demand deposits           11,273    21,164      4,946               37,383
   Savings
     deposits                  10,203    30,611     10,203               51,017
   Certificates of
     Deposit $100,000
     and over           3,938   8,306    11,268                          23,512
   Other certificates
     of deposit        17,657  32,925    44,371                          94,953
   Short-term
     borrowings        55,211                                            55,211
   Long-term
     borrowings         2,086   8,514    10,253      2,495               23,348
                       ------  ------   -------   --------   -------    -------

   Total               78,892  71,221   117,667     17,644              285,424
                       ------  ------   -------   --------   -------    -------

Discrete Gap           33,903 (47,565)   41,036     12,393    16,975     56,742

Cumulative Gap         33,903 (13,662)   27,374     39,767    56,742

Ratio of Cumulative
   Gap to Total         10.40%  (3.50)%    8.49%     12.12%    17.08%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2004. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information


Item 1. Legal Proceedings -                                  Not Applicable

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds -                                    Not Applicable

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

            3 ii Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

            32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       F & M BANK CORP.


                                       DEAN W. WITHERS
                                       ------------------------
                                       Dean W. Withers
                                       President and Chief Executive Officer



                                       NEIL W. HAYSLETT
                                       ------------------------
                                       Neil W. Hayslett
                                       Senior Vice President and
                                       Chief Financial Officer


November 12, 2004