Form 10-K
period 2004-12-31
F&M BANK CORP
filed 2005-03-29
CIK 740806

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For fiscal year ended December 31, 2004

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
Yes    X    No
    -------    -----

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No   X
    ---------        --------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K. [X]

    The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,191,494 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2004 was approximately $52,047,982 based on the closing sales price of $23.75 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

   As of the close of business on March 1, 2005, there were 2,410,641 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
   Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2005 (the "Proxy Statement").

F & M Bank Corp.

Index

Forward-Looking Statements                                                  2

Form 10-K Cross Reference Sheet                                             3

F & M Bank Corp.                                                            4

Report Format                                                               4

Market for Common Equity and Related Stockholder Matters                    5

Selected Financial Data                                                     6

Management's   Discussion  and  Analysis  of  Financial
  Condition  and  Results  of Operations                                 7-24

Consolidated Financial Statements                                       25-28

Notes to Consolidated Financial Statements                              29-48

Report of Independent Auditors                                             49

Other Material Required by Form 10-K                                    50-55

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

            Item of Form 10-K                             Location

PART I

Item 1   Business                           "Forward-Looking Statements" on page
                                            2, "F&M Bank Corp." and "Report
                                            Format" on page 4 and "Business on
                                            pages 50 and 51.

Item 2   Properties                         "Properties" on page 52.

Item 3   Legal Proceedings                  Note 17 "Litigation" on page 43.

Item 4   Submission of Matters to a         No matters have been submitted to a
           Vote of  Security Holders        vote of security holders during the
                                            fourth quarter of 2004.

PART II

Item 5   Market for Registrant's Common     "Market  for   Registrant's   Common
            Equity and Related              Equity and Related  Stockholder
            Stockholder Matters             Matters" on page 5.

Item 6   Selected Financial Data            "Selected Financial Data" on page 6.

Item 7   Management's Discussion and        "Management's  Discussion  and
            Analysis of Financial           Analysis of Financial
            Condition and Results of        Condition and Results of Operations
            Operations"                     on pages 7-24.

Item 7A  Quantitative and Qualitative       "Forward-Looking Statements" on
            Disclosures about Market Risk   page 2 and "Market Risk
                                            Management" on page 20-21.

Item 8   Financial Statements and           Pages 25 to 48.
            Supplementary Information

Item 9   Changes in and Disagreements with  There were no changes in or
            Accountants on Accounting       disagreements with
            and Financial Disclosure        accountants  on accounting and
                                            financial  disclosure during
                                            the last two fiscal years.

Item 9A  Controls and Procedures            "Other Material Required in Form
                                            10-K" on page 52.

PART III

Item 10  Directors and Executive            The material  labeled "Section
            Officers of the Registrant      16(a) Beneficial Ownership
                                            Reporting  Compliance" and
                                            "Information Concerning
                                            Directors and   Nominees" in the
                                            Proxy Statement is Incorporated
                                            in  this Report by
                                            reference.

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

Item 12  Security Ownership of Certain      The  material  labeled  "Stock
            Beneficial Owners and           Ownership of Directors and
            Management                      Executive Officers" in the Proxy
                                            Statement is incorporated
                                            in this Report by reference.

Item 13  Certain Relationships and Related  The material labeled "Indebtedness
            Transactions                    and Other Transactions" in the Proxy
                                            Statement is  incorporated in this
                                            Report by reference.

Item 14  Principal Accounting Fees          The information regarding fees
            and Services                    and services of F & M Bank Corp.'s
                                            principal independent accountant,
                                            S. B. Hoover & Company, under the
                                            caption "Audit Committee Disclosure
                                            - Fees Paid to Auditors"  and
                                            "Audit Committee Pre-Approval
                                            Policy"  contained  in the
                                            2004 Proxy Statement is incorporated
                                            by reference herein.
PART IV

Item 15  Exhibits and Financial             "Exhibits and Financial
            Statement Schedules             Statements" on page 53 and 54.



Signatures                                  "Signatures" on page 55.

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


Report Format

The format of this report was changed in 2001 in order to increase information distributed to shareholders and to reduce expenses related to preparing and distributing annual financial information. Prior to that time, F & M Bank Corp. provided an annual report to shareholders along with the annual proxy materials, and also prepared and filed a separate Annual Report on Form 10-K under the rules of the United States Securities and Exchange Commission ("SEC"). Beginning in 2001 and for subsequent years, we are distributing the Form 10-K report to shareholders with the annual proxy materials for the annual meeting. This report includes the entire Form 10-K, other than exhibits, as filed with the SEC. Please see page 53 for information regarding how to obtain copies of exhibits and additional copies of the Form 10-K.

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

Transfer Agent and Registrar

Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111 Timberville, VA 22853

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,785,994 and $1,693,215 in 2004 and 2003, respectively. Regular quarterly dividends have been declared for forty-four consecutive quarters. Dividends per share increased 5.71% in 2004.

The ratio of dividends per share to net income per share was 41.06% in 2004, compared to 42.17% in 2003. The decision as to timing, amount and payment of dividends is at the discretion of the Company's Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Shares are repurchased either through broker-arranged transactions or directly from the shareholder at the discretion of management. The decision to purchase shares is based on factors including market conditions for the stock and the availability of cash. Shares repurchased through the end of 2004 total 22,721; of this amount, 18,237 shares were repurchased in 2004.

The number of common shareholders of record was approximately 1,633 as of March 1, 2005. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

                         2004                                 2003
              Per Share Range      Per Share      Stock Price Range    Per Share
 Quarter      Low        High       Dividend       Low        High      Dividend

1st          22.40       25.50        .18         18.65       19.50        .17
2nd          23.75       27.25        .18         19.20       19.60        .17
3rd          23.55       24.50        .19         19.00       22.30        .18
4th          24.50       27.00        .19         21.25       22.90        .18

Total                                 .74                                  .70

Item 6

Five Year Summary of Selected Financial Data

(Dollars in thousands,      2004       2003      2002     2001       2000
                            ----       ----      ----     ----       ----
   except per share data)
Income Statement Data:
   Interest and Dividend
     Income              $  16,804  $  16,683 $  17,846 $  17,681  $ 15,509
   Interest Expense          5,396      6,010     7,390     9,494     7,411
                          --------    -------   -------   -------   -------

   Net Interest Income      11,408     10,673    10,456     8,187     8,098
   Provision for Loan
     Losses                    240        226       387       204       123
                             ------     -----     -----     -----     ------

   Net Interest Income
     after Provision
     for Loan Losses        11,168     10,447    10,069    7,983      7,975
   Noninterest Income        2,254      2,308     1,380     1,158     1,038
   Securities Gains (Losses)   532        179      (182)    1,252       770
   Noninterest Expenses      7,741      7,256     6,448     5,728     4,653
                          --------    -------   -------   -------   -------

   Income before Income
     Taxes                   6,213      5,678     4,819     4,665     5,130
   Income Tax Expense        1,863      1,666     1,315     1,435     1,486
                          --------    -------   -------   -------   -------

   Net Income             $  4,350   $  4,012  $  3,504  $  3,230  $  3,644
                           =======    =======   =======   =======   =======

Per Share Data:
   Net Income             $   1.80   $   1.66  $   1.44  $   1.33  $   1.49
   Dividends Declared          .74        .70       .66       .63       .59
   Book Value                14.21      13.35     12.19     11.74     11.18

Balance Sheet Data:
   Assets                 $369,957   $309,126  $303,149  $272,673  $208,818
   Loans Held for
     Investment            248,972    211,231   201,980   176,625   152,035
   Loans Held for Sale      47,150
   Securities               38,800     61,230    69,602    63,987    45,323
   Deposits                246,505    240,715   228,284   208,279   152,354
   Short-Term Debt          57,362      6,389     8,308    10,696     8,698
   Long-Term Debt           26,462     24,784    32,312    20,983    16,386
   Shareholders' Equity     34,260     32,319    29,541    28,597    27,198
   Average Shares
     Outstanding             2,414      2,418     2,429     2,431     2,446

Financial Ratios:
   Return on Average
     Assets 1                1.31%      1.29%     1.21%     1.26%      1.76%
   Return on Average
     Equity 1               13.11%     13.13%    12.12%    11.47%     13.88%
   Net Interest Margin       3.82%      3.82%     4.03%     3.52%      4.32%
   Efficiency Ratio 2       54.02%     53.96%    51.28%    56.93%     50.93%
   Dividend Payout Ratio    41.06%     42.17%    45.72%    47.45%     39.53%

Capital and Credit Quality Ratios:
   Average Equity to
     Average Assets 1       10.00%      9.86%     9.98%    11.02%     12.70%
   Allowance for Loan
     Losses to Loans 3        .61%       .70%      .73%      .73%       .73%
   Nonperforming Assets
     to Total Assets          .63%       .52%      .86%      .40%       .52%
   Net Charge-offs to
     Total Loans 3            .09%       .10%      .10%      .06%       .07%

1  Ratios are primarily based on daily average balances.
2 The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.
3  Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

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

Allowances for commercial loans are determined by applying estimated loss factors to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. Allowances are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific allowances are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2004 or 2003. Application of the non-amortization provisions of the Statement resulted in additional net income of $190,000 for the year ended December 31, 2004, 2003 and 2002.

Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposits, net of amortization, amounted to $1,702,000 and $1,978,000 at December 31, 2004 and 2003, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.

Securities Impairment

The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $62,000 for 2004, zero for 2003 and $503,000 for 2002.

Overview

The Company's net income for 2004 totaled $4,350,000 or $1.80 per share, up 8.4% from $4,012,000 or $1.66 a share in 2003. Return on average equity was virtually unchanged in 2004 at 13.11% versus 13.13% in 2003, while the return on average assets increased from 1.29% to 1.31%. The Company's operating earnings, which are net earnings excluding gains (losses) on the sale of investments, redemption of insurance contracts, and the non-cash amortization of acquisition intangibles, were $4,177,000 in 2004 versus $3,930,000 in 2003, an increase of 6.28%. Core profitability improved as a result of an increase in net interest income of 6.88%.

See page 6 for a five-year summary of selected financial data.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Net Income per Common Share
                                               2004 to 2003      2003 to 2002
                                               ------------      ------------

Prior Year Net Income Per Share                 $    1.66         $    1.44
  Change from differences in:
   Net interest income                                .30               .09
   Provision for credit losses                       (.01)              .07
   Noninterest income, excluding securities gains    (.02)              .41
   Securities gains                                   .15               .15
   Noninterest expenses                              (.20)             (.36)
   Income taxes                                      (.08)             (.15)
   Other                                                                .01
                                                 --------          --------

   Total Change                                       .14               .22
                                                 --------          --------

Net Income Per Share                            $    1.80         $    1.66
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

Net interest income for 2004 was $11,408,000 representing an increase of $735,000 or 6.88%. A 2.08% increase in 2003 versus 2002 resulted in total net interest income of $10,673,000. In this discussion and in the tabular analysis of net interest income performance, entitled "Consolidated Average Balances, Yields and Rates," (found on page 10), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.

The analysis on the next page reveals a net interest margin that was flat in 2004 and which followed a decrease in 2003 resulting from the Federal Reserve's accommodative monetary stance. During 2004, loan volumes generated interest income that more than offset the decline in volume and rates on other asset categories. Tax equivalent income on earning assets increased $94,000. Yields on all loan categories and on taxable and partially taxable investments continued to fall as assets repriced at lower levels. The yield on earning assets fell ..33%.

Although interest bearing liabilities continued to reprice at lower levels, the rate of decline moderated during 2004, with the cost of funds dropping .39% compared to a decline of .76% in 2003. The net interest margin held steady in 2004 at 3.82% primarily due to a shift in balance sheet leverage as the percentage of, higher yielding assets (loans and securities) increased in 2004 to 96.25% of total earning assets as compared to 91.41% in 2003.

During 2003 the net interest margin decreased in part due to a slow down in the rate of growth in the loan portfolio, lower rates received on adjustable rate mortgages that reached a rate adjustment date, securities maturing with proceeds reinvested at lower rates and an increase in low yielding, short-term federal funds sold. The percentage of longer-term, higher yielding assets (loans and securities) declined in 2003 to 91.41% or total earning assets as compared to 93.52% in 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Average Balances, Yields and Rates 1

                                    2004                            2003                        2002
                                    ----                            ----                         ----
                       Average               Yield/    Average              Yield/  Average               Yield/
                       Balance     Interest  Rate      Balance    Interest   Rate   Balance    Interest   Rate
                       --------    --------  ------    --------    -------   ------  ------    --------   ------

ASSETS
Loans: 2
   Commercial          $53,624     $3,078    5.74%     $  48,848   $ 3,020    6.18%  $46,917    $3,201    6.82%
   Real estate         149,158      9,316    6.25        128,984     8,940    6.93   121,999     9,248    7.58
   Installment          24,122      2,020    8.37         24,663     2,218    8.99    27,114     2,465    9.09
                        ------     ------    -----        ------     -----    ----    ------     -----    ----

   Loans held for
     investment        226,904     14,414    6.35        202,495    14,178    7.00   196,030    14,914    7.61
   Loans held for sale  21,147        688    3.25             99         3    3.03

Investment
 securities: 3
   Fully taxable        34,020      1,058    3.11         47,908     1,765    3.68    43,347     2,083    4.84
   Partially taxable     9,335        554    5.93          9,194       567    6.17    10,260       610    5.95
   Tax exempt              375         17    4.53            160         7    4.38
                        ------     ------    -----        ------     -----    ----    ------     -----   -----

   Total Investment
     Securities         43,730      1,629    3.73         57,262     2,339    4.08    53,607     2,693    5.02

Interest bearing
   deposits
   in banks              8,556        198    2.32          8,378       178    2.12    10,319       438    4.24
Federal funds sold       2,821         32    1.13         16,043       169    1.05     6,992       109    1.56
                        ------     ------   -----         ------     -----    ----    ------     -----    ----

   Total Earning
      Assets           303,158     16,961    5.60        284,277    16,867    5.93   266,948    18,154    6.80
                       -------     ------   -----                   ------    ----              ------     ----

Allowance for loan
   losses               (1,527)                           (1,511)                     (1,400)
Nonearning assets       30,097                            27,055                      24,147
                       ------                             ------                      -------

   Total Assets       $331,728                        $  309,821                    $289,695
                     ========                          ==========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
     bearing         $  38,223    $   205     .54     $   35,611   $   214     .60  $ 32,094   $   307     .96
   Savings              49,879        453     .91         44,547       488    1.10    39,624       710    1.79
   Time deposits       119,140      3,313    2.78        125,430     4,018    3.20   116,699     4,898    4.20
                      -------      ------   -----       -------     ------   -----   -------     -----    ------

   Total Deposits      207,242      3,971    1.92        205,588     4,720    2.30   188,417     5,915    3.14

Short-term debt         24,218        419    1.73          7,179        44     .61     8,497       104    1.22
Long-term debt          25,274      1,006    3.98         28,645     1,246    4.35    30,645     1,372    4.48
                       ------      ------    -----        ------    ------   -----    ------     -----    ------

   Total Interest
     Bearing
     Liabilities       256,734      5,396    2.10        241,412     6,010    2.49   227,559     7,391    3.25
                                    ------  -----                    ------  ----                -----    ------

Noninterest bearing
   deposits             37,720                            31,442                      28,300
Other liabilities        4,105                             6,408                       4,932
                       ------                             ------                      -------

   Total Liabilities   298,559                           279,262                     260,791

Stockholders' equity    33,169                            30,559                      28,904
                       ------                             ------                      ------

   Total Liabilities
     and
     Stockholders'
     Equity         $  331,728                          $309,821                   $ 289,695
                    =========                            =======                   =========

   Net Interest
     Earnings                   $  11,565                         $ 10,857                     $10,763

   Net Yield on
     Interest Earning
     Assets (NIM)                            3.82%                           3.82%                        4.03%
                                            =====                            =====                        =====
1  Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2  Interest income on loans includes loan fees.
3  Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates the effect of changes in volumes and rates.

                            2004 Compared to 2003       2003 Compared to 2002
                             Increase (Decrease)          Increase (Decrease)
                             -------------------          -------------------
                       Due to Change        Increase  Due to Change    Increase
                        in Average:           or      in Average:         or
                         Volume     Rate   (Decrease)   Volume   Rate (Decrease)
                         ------     ----    --------   --------  ----  --------
Interest income:

  Loans held for
    investment       $ 1,709    $ (1,473)    $  236   $  496   $(1,232) $  (736)
  Loans held for sale    638          47        685        3                  3
   Investment securities:
     Taxable            (511)       (196)      (707)     221      (539)    (318)
     Partially taxable     9         (22)       (13)     (63)       20      (43)
     Tax exempt            9           1         10        7                  7
   Interest bearing
     deposits
     in banks              4          16         20      (82)     (178)    (260)
   Federal funds sold   (139)          2       (137)     141       (81)      60
                       -------    ------    -------      ----    ------   -----

     Total Interest
       Income          1,719      (1,625)        94      723    (2,010)  (1,287)
                       -----      ------      -----     -----    ------  -------

Interest expense:
   Deposits:
     Demand               16         (25)        (9)      34      (127)     (93)
     Savings              59         (94)       (35)      88      (310)    (222)
     Time deposits      (201)       (504)      (705)     367    (1,247)    (880)

   Short-term debt       104         277        381      (16)      (44)     (60)
   Long-term debt       (147)        (99)      (246)     (90)      (36)    (126)
                       -------    ------      -----     -----     -----   ------
     Total Interest
       Expense          (169)       (445)      (614)     383    (1,764)  (1,381)
                        ------    -------     ------     -----    -----   ------

       Net Interest
         Income       $1,888     $(1,180)    $  708   $  340   $  (246)  $   94
                       =====      =======     =====    =====    ======   =====

Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income increased $94,000 or .56% in 2004, after decreasing 7.09% or $1,287,000 in 2003. Although 2004 earning assets increased $18,881,000, the distribution of the increase and overall decline in portfolio rates resulted in only a modest increase in interest income. Overall, the yield on earning assets declined .33%, from 5.93% to 5.60%. The combined two year decrease in yields on earning assets now totals 1.20%.

Loan growth accelerated during 2004, with average outstandings increasing $24,409,000 to $226,904,000. Real estate loans increased 18.56% and accounted for over 68% of the total increase in year ending loans. This increase in real estate loans resulted as rates for loans that remain in the Bank's portfolio, primarily three and five year adjustable loans became more favorable as secondary market rates rebounded somewhat from their historic lows. This category includes residentially secured loans, as well as loans secured by commercial real estate.

Average total securities, yielding 3.73%, decreased $13,532,000 during 2004. Proceeds from the sale and maturity of investment securities were used to fund loan growth. Income on loans held for sale increased $685,000. These are short-term real estate loan participations that have an average life of approximately fifteen days. The bank originally entered into this participation arrangement as a higher yielding alternative to federal funds sold, however throughout much of 2004, based on the volume of these participations and the availability of excess liquidity, the Bank funded these participations with overnight borrowings from the Federal Home Loan Bank. The spread between the earnings on these participations and the cost of the overnight borrowings from the FHLB added approximately $240,000 to pretax earnings and approximately $158,000 to net income for the year.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $614,000 or 10.22% during 2004, which followed an 18.68% decrease ($1,381,000) in 2003. The average cost of funds of 2.10% declined .39% compared to 2003. Average interest bearing liabilities increased $15,322,000 and $13,853,000 in 2004 and 2003, respectively. This increase was primarily the result of the increase in short-term debt, which was used to fund short-term real estate loan participations. The Bank also enjoyed growth in demand and savings accounts as a result of continued consolidation among larger banks within its markets. Expense of time deposits decreased $705,000 or 17.55% in 2004. This followed a decline of 17.97% or $880,000 in 2003. These decreases resulted as customer accounts renewed at rates that were often 3.00% to 3.50% lower than rates paid as recently as early 2001. Expense of long-term debt decreased $246,000 and $126,000, respectively in 2004 and 2003. The declines in both years resulted from a combination of lower levels of debt and lower average expense as older higher rate debt paid off or paid down. The Company borrowed an additional $9,000,000 from the FHLB to fund long-term loans during 2004 and did not obtain any additional long-term debt during 2003.

Noninterest Income

As a result of the current low interest rate environment placing pressure on the net interest margin, noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). Gross revenue for FMFS increased $97,000 in 2004. This increase resulted from greater levels of commissions from its partnerships in Bankers Insurance, LLC and BI Investments, LLC. This increase followed an increase of $137,000 in 2003.

Exclusive of securities gains and losses, and non-recurring insurance gains non-interest income increased 5.16% ($111,000) in 2004 following an increase of 67.30% in 2003. Service charges on deposit accounts were virtually flat compared to 2003, increasing only .65% ($6,000). In 2004, the Bank continued to offer free regular checking accounts and increased the transaction limits on its small business checking product in an effort to attract stable low cost deposits. While we did attract an additional $6,278,000 in average balances of non-interest bearing checking accounts this resulted in a decrease in account maintenance fees of $32,000.

Overdraft charges moderated to an annualized growth rate of 5.09% in 2004. This compared to a 41.93% increase in 2003, which was the first year of the Bank's new bounce protection program. Bank management has reviewed our position within the market and determined that an increase in the current overdraft fee from $25 to $29 per item is appropriate. This change will become effective April 1, 2005 and should be accretive to overdraft fee income in the current calendar year.

Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $251,000 in 2004 versus $238,000 in 2003. During 2003, the Bank invested an additional $2,291,000 in BOLI, through a combination of cash purchases and a tax-free exchange of existing split-dollar life insurance policies. The conversion of the split-dollar policies resulted in non-recurring gains of $164,000 in 2003 which is included in other operating income.

Securities transactions in 2004 resulted in gains of $532,000 after recognizing impairment write downs of $162,000 on two of its equity holdings. These write downs included a $100,000 write down on the Bank's investment in BI Investments, LLC and a $62,000 write down by the Company on one of its equity holdings. This followed gains of $179,000 in 2003, which included a similar write down on the investment in BI Investments, LLC. Although this investment is a minority interest, accounted for at cost, management determined that the losses generated during 2004 and 2003 were unlikely to be recouped in the near future and recognized impairment in the investment under SFAS 115.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2002, the Company suffered its first year of net securities losses since 1991. Losses in 2002 totaled $182,000, and were the result of the Company recognizing impairment on several of its equity holdings. Based on market conditions, historical trends of the individual securities and trends during previous market cycles, management determined that several holdings met the definition of impairment. The impairment recognized was based on management's expectations of potential total returns from dividend reinvestment and price appreciation over a reasonable holding period (five years). This analysis resulted in a total write down in 2002 of $503,000 affecting five equities held by the Company. The Company has reevaluated the investments that were written down in 2002 during both 2004 and 2003 and determined that there was no additional impairment.

Noninterest Expense

Noninterest expenses increased from $7,255,000 in 2003 to $7,741,000 in 2004, a 6.70% increase. Salary and benefits increased 6.36% to $4,392,000 in 2004 and 14.67% in 2003 compared to 2002. The 2004 increase resulted from normal salary adjustments, increases in insurance and pension expenses. The increase in salaries and benefits in 2003 included a full year of salaries and benefits for the Harrisonburg mortgage and investment office, increased staff in several branch offices, normal salary adjustments and increases in insurance and pension expenses.

Occupancy and equipment expense increased $21,000 (2.58%) in 2004. This follows an 18.45% increase in 2003 which resulted from full year of expenses for the Harrisonburg office, additional depreciation on the remodeled Elkton Office and depreciation on upgrades to computer hardware and software.

Other operating expense increased $202,000 in 2004, following a $153,000 increase in 2003. Much of the increase was due to increases in data processing fees paid for computer software, licensing and maintenance of new and existing programs; advertising, travel and training, ATM expenses, check printing costs and a non-compete covenant with a retired executive.

Although noninterest expenses have increased substantially in both 2004 and 2003, they continue to be substantially less than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.33%, 2.34%, and 2.22%, in 2004, 2003 and 2002, respectively. Peer group averages are approximately 3.10% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $226,000 in 2003 to $240,000 in 2004. Actual loan charge-offs were $213,000 in 2004 and $219,000 in 2003. Loan losses as a percentage of period ending loans held for investment totaled .09% and .10% in both 2004 and 2003, respectively. Losses continue at less than one-half that of the Bank's peer group average, which have ranged between .17% and .29% over the last three years.

Balance Sheet

Total assets increased 19.68% during the year to $369,957,000, an increase of $60,831,000 from $309,126,000 in 2003. Earning assets increased 20.48% or
$58,671,000 to $345,170,000 at December 31, 2003. Much of the increase in earning assets resulted from the aforementioned real estate loan participation portfolio which totaled $47,150,000 at year end 2004. Interest bearing liabilities increased $50,870,000 or 21.31%. Short-term debt increased $50,973,000 with most of this increase used to fund mortgage loan participations. If these mortgage participations decrease significantly, which has occurred in the first quarter of 2005, the balance sheet will contract as both loans held for sale and short-term debt will decrease proportionately. The Company continues to utilize its assets well with 93.30% of year-end assets consisting of earning assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Investment Securities

Average balances in investment securities decreased 23.63% in 2004 to $43,730,000. This decrease was in the investment portfolio segment of fully taxable investment securities. The decrease resulted from a combination of securities sales, maturities and pool pay downs. Securities were sold during the spring and summer of 2004 to fund loan growth and to take advantage of securities gains that were available within the portfolio. The securities sales in these periods resulted in gains to the Bank of $99,000.

At year end, the 11% of earning assets of the Company were held as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.

Portfolio yields averaged 3.73% for 2004, down from 4.08% in 2003. Average yields have tended to fall below the peer group due to management's decision to maintain a relatively short duration portfolio. This has been especially true in recent periods due to the sale of a significant percentage of the Bank's holdings of corporate bonds. As previously mentioned, these bonds were sold to fund loan growth, to assist in the management of risk based capital ratios and were selected for sale due to gains that were available at the time the sale decision was made.


Analysis of Securities

The composition of securities at December 31 was:

(Dollars in thousands)                             2004        2003        2002
                                                   ----        ----        ----

Available for Sale:1
     U.S. Treasury and Agency                    $16,011     $25,443     $38,475
     Municipal                                       369         373
     Mortgage-backed2                              5,425       8,989       5,069
     Corporate bonds                               2,466      10,845      11,338
     Marketable equity securities                  6,485       9,245       8,026
                                                  ------      ------      ------

       Total                                      30,756      54,895      62,908

Held to Maturity:
     U.S. Treasury and Agency                        110         110         110
     Corporate bonds                                   0         764       1,767
                                                  ------      ------      ------

       Total                                         110         874       1,877

Other Equity Investments                           7,934       5,461       4,817
                                                  ------      ------      ------

Total Securities                                 $38,800     $61,230     $69,602
                                                  ======      ======      ======

1    At estimated fair value.
2 Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Maturities and weighted average yields of debt securities at December 31, 2004 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

                                               Years to Maturity
                               Less                 One to                    Over
(Dollars in thousands)       than one                Five                     Five
                         Amount    Yield     Amount       Yield        Amount       Yield     Total      Yield
                        --------   ------    -------      -------      -------      ------    ------     ------

Debt Securities Available
  for Sale:
  U.S. Treasury,
   Agency              $                     $16,011       3.45%       $                       $16,011     3.45%
  Municipal                                      369       3.07                                    369     3.07
  Mortgage-backed                              3,666       4.50          1,759       3.34%       5,425     4.12
  Corporate bonds                              1,953       2.34            513       7.15        2,466     3.34
                        -----                -------                    -------                -------

  Total                $                     $21,999       3.52%      $  2,272       4.20%     $24,271     3.58%
                        ------               -------                  --------                -------

Debt Securities Held
  to Maturity:
  U.S. Treasury &
   Agency              $  110     1.89%                                                            110    1.89%
                        -----                                                                   ------

  Total                $  110     1.89%      $             n/a        $              n/a       $   110    1.89%
                       ======                =========                 ========                =======


Analysis of Loan Portfolio

The Company's portfolio of loans held for investment totaled $248,972,000 at December 31, 2004 compared with $211,231,000 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 22.78% during 2004 to $62,787,000. Real estate mortgages increased $23,742,000 (19.22%), while construction loans increased $2,036,000 or 13.28%. Consumer installment loans had a modest increase of $376,000. This category includes personal loans, auto loans and other loans to individuals. It appears that this category suffers from strong competition by other providers of automobile financing, favorable mortgage rates that have led to refinancing of existing loans and growth in home equity lines of credit. Credit card balances were increased $15,000 to $1,478,000 but are a minor component of the loan portfolio.

The following table presents the changes in the loan portfolio over the previous five years.

                                                December 31
(Dollars in thousands)      2004        2003        2002        2001        2000
                            ----        ----        ----        ----        ----

Real estate-mortgage    $ 147,281  $ 123,539   $ 118,453   $ 105,305   $  92,464
Real estate-construction   17,365     15,329      12,059       5,521       4,372
Consumer installment       20,006     19,630      22,704      23,106      20,927
Commercial                 43,973     40,149      35,769      28,552      25,628
Agricultural               15,110     10,512      10,966      11,835       6,656
Multi-family residential    3,703        477         484         869         703
Credit cards                1,478      1,463       1,477       1,348       1,249
Other                          56        132          68          89          36
                         --------    -------     -------      -------     ------

Total Loans             $ 248,972   $211,231   $ 201,980   $ 176,625   $ 152,035
                         --------    ========    ========    ========   ========

Management's   Discussion  and  Analysis of Financial Condition and  Results of
Operations


The following table shows the Company's loan maturity and interest rate sensitivity as of December 31, 2004:

                                      Less Than     1-5       Over
(Dollars in thousands)                 1 Year      Years     5 Years      Total
                                       ------      -----     -------      -----

Commercial and
  agricultural loans                 $38,950     $20,001     $ 3,835    $ 62,786
Real Estate - mortgage                13,106     110,343      23,832     147,281
Real Estate - construction            17,365                              17,365
Consumer - installment/other           2,692      18,369         479      21,540
                                      ------      ------      ------      ------

Total                                $72,113    $148,713     $28,146    $248,972

Loans with predetermined rates       $ 7,992    $ 26,655     $16,715    $ 51,362
Loans with variable or
  adjustable rates                    64,121     122,058      11,431     197,610
                                      ------     -------      ------     -------

Total                                $72,113    $148,713     $28,146    $248,972
                                     ========    =======      ======    ========

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons, however, approximately 60% of the loans are secured by automobiles and trucks.

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

The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, churches and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2004, there are no industry categories of loans that exceed 10% of total loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Nonaccrual and Past Due Loans

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

                                             December 31,
(Dollars in thousands)     2004      2003        2002        2001        2000

Nonaccruing loans       $  864        None        None      $ None         664
Loans past due 90 days
  or more               $1,379      $1,614      $2,594      $1,096      $  421
                         -----       -----       -----      ------       -----
Total                   $2,243      $1,614      $2,594      $1,096      $1,085
Percentage of total
  loans                   .90%        .76%       1.28%        .62%        .71%

Commerical loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2004, 2003, and 2002, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2004, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank's internal grading system.

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

Loan pools are further segmented into watch list, past due over 90 days and all other. Watch list loans include loans that are 60 days past due and may include restructured loans, borrowers that are highly leveraged, loans that have been upgraded from classified or loans that contain policy exceptions (term, collateral coverage, etc.). Loss estimates on these loans reflect the increased risk associated with these assets due to any of the above factors. The past due pools contain loans that are currently 90 days or more past due. Loss rates assigned to these past due loans reflect the fact that these loans bear a significant risk of charge-off. Loss rates vary by loan type to reflect the likelihood that collateral values will offset a portion of the anticipated losses.

The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical rates over either the prior five year or prior two year period depending on the type of loan. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.

Management's Discussion and Analysis of Financial Condition and Results of Operations

All potential losses are evaluated within a range of low to high. An unallocated allowance has been established to reflect other unidentified losses within the portfolio. The unallocated allowance mitigates the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $1,511,000 at December 31, 2004 is equal to ..61% of total loans held for investment. This compares to an allowance of $1,484,000 (.70%) at December 31, 2003. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Loan losses, net of recoveries, totaled $213,000 in 2004 which is equivalent to ..09% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .08% which is approximately forty percent of the loss rate of its peer group.

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)            2004       2003      2002       2001      2000
                                  ----       ----      ----       ----      ----

Balance at beginning of period   $1,484     $1,477    $1,289     $1,108   $1,090
Provision charged to expenses       240        226       387        204      123
Other adjustments                                                    84
Loan losses:
  Commercial                        123         76        20         22       21
  Installment                       166        219       249        138      125
  Real estate                         7                   31                   2
                                  -----      -----     -----      -----    -----

   Total loan losses                296        295       300        160      148
                                  -----      -----     -----      -----    -----

Recoveries:
  Commercial                         16         11        28          3        3
  Installment                        67         65        73         49       39
  Real estate                                                         1        1
                                  -----      -----     -----      -----    -----

   Total recoveries                  83         76       101         53       43
                                  -----      -----     -----      -----    -----

Net loan losses                     213        219       199        107
                                  -----      -----     ------       ---     ---
105

Balance at end of period         $1,511     $1,484    $1,477     $1,289   $1,108
                                  =====      =====     =====      =====    =====

Allowance for loan losses as a
  percentage of loans              .61%       .70%      .73%       .73%     .73%

Net loan losses to loans
  outstanding                      .09%       .10%      .10%       .06%     .07%

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

(Dollars in thousands)
                      2004                2003                 2002                2001                 2000
                      ----                ----                 ----                ----                 ----
                          % of                  % of                 % of                % of                 % of
                Amount    Loans     Amount     Loans      Amount     Loans    Amount     Loans     Amount     Loans

Commercial      $ 506      33%      $ 475        26%      $ 443       23%      $ 451       23%      $ 332      25%
Real estate       280      59%        297        64%        369       65%        323       63%        277      61%
Installment       650       8%        638        10%        591       12%        451       14%        333      14%
Unallocated        75                  74                    74                   64                  166
                 ----      --        ----       ---        ----       ---       ----       --        ----      ---

Total          $1,511     100%     $1,484       100%     $1,477      100%     $1,289      100%     $1,108     100%
               =======   =====     =======      =====    ======      ====     ======      ====      ======    ====

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2004 of 2.41%. The Bank experienced an increase in all account types with the exception of certificates of deposit. Rates of interest declined throughout all of 2004. The Bank advertised free checking throughout the year which resulted in a 22.85% ($7,570,000) increase in noninterest bearing checking accounts. In the fourth quarter of 2004, the Bank began advertising a special promotion on a thirteen month time deposit. This certificate was designed to raise cash to fund loan growth and also as a defensive measure in some parts of our market due to competition from other banks. In January 2005, the Bank also began offering a rate special on a nine month certificate of deposit. Time deposits have increased approximately $6,000,000 through the end of February 2005 as a result of these two promotions.

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. Beginning in 2001 the Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. Typically this has been done to meet loan demand or if liquidity was sufficient, the Bank has reinvested these deposits in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $24,660,968 at December 31, 2004. The maturity distribution of these certificates is as follows:

               (Dollars in thousands)        2004           2003
               ----------------------        ----           ----

                 Less than 3 months       $   3,931      $  3,206
                 3 to 12 months               7,173         7,250
                 1 year to 5 years           13,557        10,682
                                         ----------       -------

                   Total                 $   24,661      $ 21,138
                                          =========     ==========

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) daily rate credit and long-term debt obtained through the FHLB and SunTrust Bank. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.

Borrowings from the Federal Home Loan Bank are used to support the Bank's mortgage lending program and allow the Bank to offer longer-term mortgages. The Bank borrowed $9,000,000 in 2004 and did not borrow any additional funds from the FHLB during 2003. Quarterly installment payments on FHLB debt totaled $6,194,000 for the year. These loans carry an average rate of 4.40% at December 31, 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Stockholder's Equity

Total stockholders' equity increased $1,941,000 or 6.01% in 2004. Earnings retained from operations were the primary source of the increase. As of December 31, 2004, book value per share was $14.21 compared to $13.35 as of December 31, 2003. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2004, the Company had Tier I capital of 12.59% of risk weighted assets and combined Tier I and II capital of 13.22% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2004, the Company reported a leverage ratio of 8.38%. The Bank's leverage ratio was also substantially above the minimum.

Market Risk Management

Most of the Company's net income is dependent on the Bank's net interest income. As the rapid change in short-term interest rates demonstrated in 2001, net interest income is subject to interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. In 2002 for example, interest bearing liabilities repriced much more quickly than interest earning assets; this resulted in an increase in the net interest margin compared to 2001. During 2003 this trend reversed, as longer term assets (principally mortgage loans and securities) matured or repriced at rates that were substantially lower, while most interest bearing liabilities had already repriced at lower rates in either 2001 or 2002. In 2004, the net interest margin was unchanged, both interest earning assets and interest bearing liabilities continued to reprice at lower levels.

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

Liquidity as of December 31, 2004 is strong. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2004, the Bank used, investment sales, maturing investments, and deposit growth to meet its funding needs for loans held for investment. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

As mentioned previously, the Bank has used short-term daily rate credit from the FHLB to fund its portfolio of loans held for sale. The rate on the daily rate credit can reprice daily, while the loans held for sale reprice with changes in the federal funds rates. Since these assets have an average life of approximately fifteen days, there is very little interest rate risk associated with the matching of the asset and corresponding liability.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table depicts the Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2004. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of 5.87% of total earning assets. Approximately 37% of rate sensitive assets and 51% of rate sensitive liabilities are subject to repricing within one year. The one-year cumulative GAP increased during 2004, as the Bank held less short-term liquid assets. Based on historically low rates on bonds throughout 2004 and strong loan demand, the Investment Committee and management choose to not reinvest bond maturities, loan repayments and cash in longer-term investments. Management believes that remaining liquid and keeping investments short-term in nature will allow it to achieve greater earnings in the future when rates rise to higher levels.

The following GAP analysis shows the time frames from December 31, 2004, in which the Company's assets and liabilities are subject to repricing:

                                 1-90       91-365        1-5        Over 5        Not       Total
(Dollars in thousands)           Days        Days        Years        Years    Classified

Rate Sensitive Assets:
  Loans held for investment    $  53,339   $  18,774    $ 148,713   $  28,146   $          $ 248,972
  Loans held for sale          $  47,150                                                      47,150
  Investments securities             962       1,869       21,037                 14,932      38,800
  Federal Funds Sold               1,017                                                       1,017
  Interest bearing
    bank deposits                  3,352       1,485          793                              5,630
                                  ------      -------      ------    -------      ------     -------

    Total                        105,820      22,128      170,543      28,146     14,932     341,569

Rate Sensitive Liabilities:
    Interest bearing
      demand deposits                         11,306       21,181       4,937                 37,424
    Savings                                    9,777       29,330       9,777                 48,884
    Certificates of deposit
      $100,000 and over            3,931       7,173       13,557                             24,661
    Other certificates
      of deposit                  16,005      32,924       45,901          13                 94,843
                                  ------     -------      ------      -------     ------      -------

      Total Deposits              19,936      61,180      109,969      14,727                205,812
  Short-term debt                 57,362                                                      57,362
  Long-term debt                   3,022       6,495       13,188       3,756                 26,461
                                  ------     -------       ------     -------     ------     -------

      Total                       80,320      67,675      123,157      18,483                289,635

Discrete Gap                      25,500     (45,547)      47,386       9,663     14,932      51,934
Cumulative Gap                    25,500     (20,047)      27,339      37,002     51,934
As a % of Earning Assets           7.47%      (5.87%)       8.00%      10.83%     15.20%

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


Recent Accounting Pronouncements

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

In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, t credit quality. The SOP does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. There was no effect on the Company's consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. There was no impact on either the Company's consolidated financial position or consolidated results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Emerging Issues Task Force Issue No. (EITF) 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board ("FASB") decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. The Company has included the required disclosures in the consolidated financial statements.

EITF No. 03-16, Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnership Ventures, of Opinion 18 indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies
(LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

On December 16, 2004, the FASB issued SFAS No.123R, Share Based Payment, which amends SFAS No.123 and SFAS No.95, Statement of Cash Flows, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No.123R requires the expense of all unvested grants, including grants prior to 2003, to be reported in operating expense (the "modified prospective" method). Options with graded vesting will be expensed more rapidly. This Statement did not have an effect on the Company's consolidated financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Quarterly Results

The table below lists the Company's quarterly performance for the years ended December 31, 2004 and 2003:

                                                    2004
                                                   ------
Dollars in thousands       Fourth       Third      Second       First     Total
                           ------       -----      ------       -----     -----

Interest and Dividend
  Income                  $ 4,578    $  4,237    $ 4,018      $ 3,971    $16,804
Interest Expense            1,528       1,362      1,246        1,260      5,396
                            -----       -----       -----       -----     -----

Net Interest Income         3,050       2,875      2,772        2,711     11,408
Provision for Loan Losses      60          60         60           60        240
                            -----       -----       -----       -----      -----

Net Interest Income after
  Provision
  For Loan Losses           2,990       2,815      2,712        2,651     11,168

Non-Interest Income           701         658        718          709      2,786
Non-Interest Expense        2,006       1,910      1,937        1,888      7,741
                            -----       -----       -----       -----      -----

Income before taxes         1,685       1,563      1,493        1,472      6,213
Income Tax Expense            502         471        451          439      1,863
                            -----       -----       -----       -----      -----

Net Income                 $1,183      $1,092     $1,042       $1,033     $4,350
                            =====       =====      =====       =====       =====

Net Income Per Share       $  .49      $  .45     $  .43       $  .43     $ 1.80

                                                    2003
                                                   ------
                           Fourth       Third      Second       First     Total

Interest  and Dividend
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

Item 8

F & M Bank Corp. and Subsidiaries


Consolidated Balance Sheets
                                                           December 31,
ASSETS                                                 2004          2003
                                                  --------------  ---------

Cash and due from banks (notes 3 and 13)           $ 7,937,958    $5,665,110
Interest bearing deposits (note 13)                  9,230,702     9,002,742
Federal funds sold                                   1,017,000     5,035,000
Securities -
   Held to maturity - fair value of
     $110,000 in 2004
     $897,865 in 2003 (note 4)                         110,003       872,978
   Available for sale (note 4)                      30,755,658    54,895,520
   Other investments (note 4)                        7,934,426     5,461,316

Loans held for sale                                 47,149,966
Loans held for investment (notes 5, 10 and 13)     248,972,218   211,231,092
   Less allowance for loan losses (note 6)          (1,510,860)   (1,483,667)
                                                   ------------   -----------

   Net Loans                                       247,461,358   209,747,425

Bank premises and equipment, net (note 7)            4,824,483     5,001,293
Interest receivable                                  1,230,828     1,496,232
Core deposit intangible (note 20)                    1,701,641     1,977,583
Goodwill (note 20)                                   2,638,677     2,638,677
Bank owned life insurance (note 21)                  5,082,826     4,831,667
Other assets                                         2,881,649     2,500,917
                                                   -----------     ---------

   Total Assets                                    369,957,175  $309,126,460
                                                   ===========   ===========

LIABILITIES

Deposits:
   Noninterest bearing                             $40,693,537   $33,123,978
   Interest bearing:
     Demand                                         24,196,170    24,788,355
     Money market accounts                          13,228,532    13,086,303
     Savings                                        48,882,821    47,545,499
     Time deposits over $100,000 (note 8)           24,660,968    21,138,463
     All other time deposits (note 8)               94,843,194   101,032,742
                                                   -----------   -----------

   Total Deposits                                  246,505,222   240,715,340
                                                   -----------   -----------

Short-term debt (note 9)                            57,361,619     6,388,958
Accrued liabilities                                  5,368,869     4,918,788
Long-term debt (note 10)                            26,461,517    24,784,207
                                                   -----------    ----------

   Total Liabilities                               335,697,227   276,807,293
                                                   -----------   -----------

STOCKHOLDERS' EQUITY (NOTE 19)

Common stock $5 par value, 3,000,000 shares
  authorized, 2,411,541 and 2,420,478
  shares issued and outstanding,
  for 2004 and 2003, respectively                   12,057,705    12,102,390
Capital surplus                                        128,376       286,330
Retained earnings (note 16)                         22,273,119    19,709,562
Accumulated other comprehensive income (loss)         (199,252)      220,885
                                                   ------------    ---------

   Total Stockholders' Equity                       34,259,948    32,319,167
                                                   -----------    ----------

   Total Liabilities and Stockholders' Equity      369,957,175  $309,126,460
                                                   ===========   ===========

        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income
                                               Years Ended December 31,
                                              2004        2003       2002
                                         ------------------------- --------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans
      held for investment               $14,355,476   $14,118,688   $14,846,527
   Interest on loans held for sale          687,538         3,249
   Interest on deposits and federal
     funds sold                             230,508       346,951       438,330
   Interest on debt securities            1,038,864     1,715,328     2,004,119
   Dividends on equity securities           491,158       498,546       557,470
                                          ---------     --------      --------

   Total Interest and Dividend Income    16,803,544    16,682,762    17,846,446
                                          ----------   ----------    ----------

INTEREST EXPENSE:
   Interest on demand deposits              205,506       213,803       306,730
   Interest on savings deposits             452,712       488,347       710,489
   Interest on time deposits over $100,000  703,622       757,204       657,069
   Interest on all other time deposits    2,609,054     3,260,349     4,240,390
                                          ---------     ---------     ---------

   Total interest on deposits             3,970,894     4,719,703     5,914,678
   Interest on short-term debt              419,070        44,377       103,951
   Interest on long-term debt             1,005,606     1,245,531     1,371,774
                                          ---------     ---------     ---------

   Total Interest Expense                 5,395,570     6,009,611     7,390,403
                                          ---------     ---------    ---------

NET INTEREST INCOME                      11,407,974    10,673,151    10,456,043
                                          ----------   ----------    ----------

PROVISION FOR LOAN LOSSES (note 6)          240,000       226,000       387,000
                                          ---------      --------     --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES             11,167,974    10,447,151    10,069,043
                                          ----------   ----------  ----------

NONINTEREST INCOME:
   Service charges on deposit accounts      910,866       904,946       716,590
   Insurance and other commissions          374,349       280,156       209,579
   Other operating income                   718,063       884,806       323,056
   Income on bank owned life insurance      251,159       238,369       130,531
   Gain (loss) on security transactions
     (note 4)                               531,781       178,618      (182,430)
                                           ----------   ----------     ---------

   Total Noninterest Income               2,786,218     2,486,895     1,197,326
                                          ---------     ---------    ---------

NONINTEREST EXPENSES:
   Salaries                               3,184,471     3,075,762     2,853,483
   Employee benefits (note 12)            1,207,109     1,053,032       747,074
   Occupancy expense                        413,736       406,816       337,038
   Equipment expense                        421,699       407,636       350,701
   Amortization of intangibles
     (notes 2 and 20)                       275,942       275,942       275,942
   Other operating expenses               2,238,326     2,036,235     1,883,657
                                          ---------     ---------     ---------

   Total Noninterest Expenses             7,741,283     7,255,423     6,447,895
                                          ---------     ---------     ---------

   Income before Income Taxes             6,212,909     5,678,623     4,818,474

INCOME TAX EXPENSE (note 11)              1,863,358     1,666,324     1,314,579
                                          ---------     ---------     ---------

   NET INCOME                            $4,349,551    $4,012,299    $3,503,895
                                          ==========   ==========    ==========

PER SHARE DATA
   NET INCOME                             $    1.80    $    1.66     $    1.44
                                          =========     ========     ========

   CASH DIVIDENDS                               .74   $      .70     $     .66
                                          =========    ========      ========

AVERAGE COMMON SHARES OUTSTANDING         2,413,668     2,417,807     2,428,722
                                          =========     =========    =========

        The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries


Consolidated Statements of Changes in Stockholders' Equity

                                                                         Accumulated
                                                                            Other
                                 Common       Capital    Retained       Comprehensive
                                  Stock       Surplus    Earnings       Income (Loss)         Total
                                  -------      ------    --------       -------------        ------

BALANCE - December 31, 2001   $  12,192,815  $ 525,015   $15,488,406       $  390,963      $28,597,199

Comprehensive Income:
   Net income                                              3,503,895                         3,503,895
   Net change in other
    comprehensive income(note 2)                                             (661,446)        (661,446)
                                                                                            -----------

Comprehensive Income                                                                         2,842,449

Dividends on common stock                                 (1,601,823)                       (1,601,823)
Stock repurchased (14,885
   shares)                          (74,425)  (222,220)                                       (296,645)
                                 -----------  ---------   -----------       -----------     -----------

BALANCE - December 31, 2002      12,118,390    302,795    17,390,478         (270,483)      29,541,180

Comprehensive Income:
   Net income                                              4,012,299                         4,012,299
   Net change in other
     comprehensive income (note 2)                                            491,368          491,368
                                                                                             ---------

Comprehensive Income                                                                         4,503,667

Tax benefit of ESOP dividends                   23,969                                          23,969
Dividends on common stock                                 (1,693,215)                       (1,693,215)
Stock sold to ESOP (10,000 shares)   50,000    158,000                                         208,000
Stock repurchased (13,200 shares)   (66,000)  (198,434)                                       (264,434)
                                 -----------  --------    -----------        ---------       -----------

BALANCE - December 31, 2003      12,102,390    286,330    19,709,562          220,885       32,319,167

Comprehensive Income:
   Net income                                              4,349,551                         4,349,551
   Net change in other
     comprehensive income (note 2)                                           (420,137)        (420,137)
                                                                                             ---------

Comprehensive Income                                                                         3,929,414

Tax benefit of ESOP dividends                   27,570                                          27,570
Dividends on common stock                                 (1,785,994)                       (1,785,994)
Stock sold to ESOP (9,300 shares)    46,500    174,375                                         220,875
Stock repurchased (18,237 shares)   (91,185)  (359,899)                                       (451,084)
                                  ---------   ---------   -----------       -----------     -----------

BALANCE - December 31, 2004     $12,057,705  $ 128,376   $22,273,119       $ (199,252)     $34,259,948
                                 =========   =========    ==========        ==========      ==========

           The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows
                                                   Years Ended December 31,
                                               2004          2003       2002
                                             ----------   --------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $4,349,551  $4,012,299  $3,503,895
   Adjustments to reconcile net income to
     net cash provided by (used in)
       operating activities:
       (Gain) loss on sale of securities       (531,781)   (178,618)    182,430
       Depreciation                             461,637     429,717     347,867
       Amortization of security premiums        309,200     312,301     125,412
       Net increase in loans held for sale  (47,149,966)
       Provision for loan losses                240,000     226,000     387,000
       Provision for deferred taxes             (24,679)    210,305    (240,106)
       (Increase) decrease in interest
          receivable                            265,404     158,890    (113,581)
       Increase in other assets                (380,732)   (610,505)   (178,301)
       Increase in accrued expenses             716,009      69,197     757,679
       Amortization of limited partnership
         investments                            244,290     262,227     255,850
       Amortization of intangibles              275,942     275,942     275,942
       Income from life insurance investment   (251,159)   (238,369)   (130,531)
       (Gain) loss on sale of other
         real estate                                        (94,754)     22,161
                                                -------     --------    --------

   Net Cash Provided by (Used in)Operating
     Activities                             (41,476,284)  4,834,632   5,195,717
                                             ----------   ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in interest
     bearing bank deposits                     (227,960) (3,116,303)  8,312,403
   Net (increase) decrease in federal
     funds sold                               4,018,000    (559,000) (4,476,000)
   Proceeds from maturities of securities
     held to maturity                           760,000   1,000,000
   Proceeds from maturities of
     securities available
     for sale                                18,625,744  54,755,131  25,794,446
   Proceeds from sales of securities
     available for sale                      24,285,388   2,480,338   5,062,045
   Purchases of securities available
     for sale                               (21,919,075)(49,557,386)(37,983,540)
   Net increase in loans held for investment(37,953,933) (9,470,590)(25,748,188)
   Purchase of life insurance                            (1,870,528) (2,172,124)
   Purchase of property and equipment          (284,827)   (729,048)   (330,302)
   Purchase of other real estate                                       (243,204)
   Construction in progress payments                                    (91,850)
   Sale of other real estate                                597,873     263,970
                                              ---------    --------    --------

   Net Cash Used in Investing Activities    (12,696,663) (6,469,513)(31,612,344)
                                             ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings
     deposits                                 8,456,925  13,315,434  14,978,546
   Net increase (decrease) in time deposits  (2,667,043)   (871,334)  5,026,575
   Net change in short-term debt             50,972,661  (1,932,080) (2,387,313)
   Dividends paid in cash                    (1,763,849) (1,645,224) (1,580,138)
   Proceeds from long-term debt               9,000,000              18,000,000
   Payments to repurchase common stock         (451,084)   (264,434)   (296,645)
   Proceeds from issuance of common stock       220,875     208,000
   Repayments of long-term debt              (7,322,690) (7,527,817) (6,670,674)
                                              ---------   ---------   ----------

   Net Cash Provided by Financing
      Activities                             56,445,795   1,282,545  27,070,351
                                             ----------   ---------  ----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                           2,272,848    (352,336)    653,724

Cash and Cash Equivalents, Beginning of Year  5,665,110   6,017,446   5,363,722
                                              ---------   ---------   ---------

Cash and Cash Equivalents, End of Year       $7,937,958  $5,665,110  $6,017,446
                                              =========   =========   =========

Supplemental Disclosure:
   Cash paid for:
     Interest expense                        $5,428,726  $6,148,756  $7,538,614
     Income taxes                             1,250,000     750,000   1,100,000

           The accompanying notes are an integral part of this statement

Notes to the Consolidated Financial Statements


NOTE 1    NATURE OF OPERATIONS:

F & M Bank Corp. (the "Company"), through its subsidiary Farmers & Merchants Bank (the "Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham and Shenandoah counties in Virginia, and the adjacent counties of Page, and Augusta. Services are provided at eight branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.


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

Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years). In addition, state and federal historic rehabilitation credits were generated from an investment in one of the partnerships. Amortization of this investment is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the project. All benefits have been shown as investment income since income tax benefits are the only anticipated benefits of ownership.

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

Nonaccrual Loans

Commerical loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible.

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $1,702,000 and $1,978,000 at December 31, 2004 and 2003, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an impairment review on an annual basis and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at December 31, 2004 and 2003. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2004 or 2003. Application of the nonamortization provisions of the Statement resulted in additional net income of approximately $190,000 for each the years ended December 31, 2004, 2003 and 2002.

Pension Plans

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, estimated normal return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses.

Notes to the Consolidated Financial Statements

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2004, 2003, and 2002 were $163,082, $139,749, and $141,461, respectively.

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

The components of other comprehensive income and related tax effects are as follows:

                                                   Years Ended December 31,
             Changes in:                         2004        2003        2002
                                                 ----        ----        ----
             Unrealized holding gain on
                 interest rate swap           $           $           $   4,137
             Unrealized holding gains (losses)
                 on available-for-sale
                 securities                   (124,180)     880,766  (1,141,553)
             Reclassification adjustment for
                 (gains) losses realized
                 in income                    (531,781)    (178,618)    182,430

             Net Unrealized (Gains) Losses    (655,961)     702,148    (954,986)
             Tax effect                        235,824     (210,780)    293,540
                                             ---------    ---------   --------

             Net Change                      $(420,137)   $ 491,368  $ (661,446)
                                              =========   ========    =========
Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding.


NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $ 2,656,000 and $1,962,000 for the years ended December 31, 2004 and 2003, respectively.

Notes to the Consolidated Financial Statements


NOTE 4    INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost        Gains       Losses       Value

          December 31, 2004
          U. S. Treasuries
            and Agencies      $ 110,003   $           $       3   $ 110,000
                               --------    --------    --------    --------

            Total Securities
              Held to Maturity$ 110,003   $           $       3   $ 110,000
                               ========    ========    ========    ========

          December 31, 2003
          U. S. Treasuries
            and Agencies      $ 110,035         515                 110,550
          Corporate bonds       762,943      24,372                 787,315
                               --------    --------   ---------    --------

            Total Securities
              Held to Maturity$ 872,978   $  24,887   $           $ 897,865
                               ========    ========    ========    ========

The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2004
          U.S. Agencies     $16,085,931   $   8,489   $  83,227 $16,011,193
          Mortgage-backed
            obligations of
            federal agencies  5,472,030                  47,115   5,424,915
          Marketable equities 6,619,270     360,225     494,277   6,485,218
          Municipals            375,000                   5,627     369,373
          Corporate bonds     2,500,000      12,700      47,741   2,464,959
                              ---------    --------    --------    ---------

            Total Securities
              Available for
              Sale          $31,052,231   $ 381,414   $ 677,987 $30,755,658
                               ==========  ========    ========  ==========

          December 31, 2003
          U.S. Agencies     $25,386,992   $  65,617   $   8,888 $25,443,721
          Mortgage-backed
            obligations of
            federal agencies  9,004,266       7,010      21,901   8,989,375
          Marketable equities 9,109,546     652,193     516,573   9,245,166
          Municipals            375,000                   2,427     372,573
          Corporate bonds    10,660,326     207,447      23,088  10,844,685
                             ----------    --------    --------   ---------

            Total Securities
              Available for
              Sale          $54,536,130   $ 932,267   $ 572,877 $54,895,520
                             ==========    ========    ========  ==========

Notes to the Consolidated Financial Statements

The amortized cost and fair value of securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Securities Held      Securities Available
                                   to Maturity               for Sale
                             -----------------------   ---------------------
                               Amortized     Fair      Amortized     Fair
                                  Cost       Value       Cost        Value

          Due in one year or
            less              $ 110,003   $ 110,000   $            $
          Due after one year
            through five years                         22,165,186   21,999,058
          Due after five years                          2,267,775    2,271,382
                              ---------    ---------   ----------   ----------

                                110,003     110,000    24,432,961   24,270,440

          Marketable equities                           6,619,270    6,485,218
                               --------    --------     ---------   ---------

            Total             $ 110,003   $ 110,000   $31,052,231  $30,755,658
                               ========    ========    ==========  ==========

The Company's gross proceeds from the sale of debt securities for 2004 were approximately $18,650,000 which resulted in gains of $107,617 and losses of $9,030. The realized gains and losses and the gross proceeds from the sale of debt securities were not material in 2003 or 2002. Gains and losses on marketable equity transactions are summarized below:

                                  2004           2003           2002
                                  ----           ----           ----

          Gains                 738,582       $ 440,340    $  318,354
          Losses                305,388         261,722       500,784
                                -------        --------     ---------

            Net Gains         $ 433,194       $ 178,618    $ (182,430)
                               ========        =========    =========

Based on a review of its equities portfolio, the Company recognized an impairment of $503,034 in the carrying basis of five of its equity holdings as of December 31, 2002. In 2004, the Company recognized an impairment of $161,633 in the carrying basis on two of its equity holdings. These write downs were a result of management's evaluation and determination that these assets met the definition for impairment under SFAS 115.

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $12,381,675 at December 31, 2004 and $16,550,000 at December 31, 2003. The Company has pledged $2,986,426 of equity securities to secure the $2,538,462 indebtedness outstanding with SunTrust Bank (see note 10).

Other investments consist of investments in nine low-income housing and historic equity partnerships (carrying basis of $3,288,197) and stock in the Federal Home Loan Bank, and various other investments (carrying basis of $4,646,229). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2004. During 2004 and 2003, the Company recognized a loss in its investment in BI Investments of $100,000. This write down was the result of losses incurred by BI Investments during its first and second years of operation. At December 31, 2004, the Company was committed to invest an additional $2,555,974 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

Notes to the Consolidated Financial Statements

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates, variable rate bonds and equity securities. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2004 and 2002, the Company wrote down several equity investments because of price deterioration that was not expected to improve in the near term. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions. There are approximately 27 holdings in the current portfolio that have losses. These losses relate to market conditions and the timing of purchases and are not a material concern since they have moved up and down with the market.

A summary of these losses is as follows:

                          Less than 12 Months      More than 12 Months            Total
                           ------------------      -------------------            ------
                         Fair      Unrealized     Fair      Unrealized        Fair       Unrealized
                        Value        Losses       Value       Losses         Value         Losses

   U.S. Treasury
      & Agency       $10,034,000    $ (52,000)  $2,031,000   $ (21,000)    $12,065,000    $  (73,000)
   Municipals                                      369,000      (6,000)        369,000        (6,000)
   Mortgage
      backed
      obligations      2,377,000      (16,000)   3,048,000     (31,000)      5,425,000       (47,000)
   Marketable
      Equities         2,817,000     (184,000)   2,209,000    (350,000)      5,026,000      (534,000)
                      ----------     --------    ---------   ---------     -----------    -----------

   Total             $15,228,000   $ (252,000)  $7,657,000  $ (408,000)    $22,885,000    $ (660,000)
                     ===========   ==========   ==========  ==========     ===========    ===========


NOTE 5    LOANS:

Loans held for investment as of December 31:

                                                       2004        2003
          Real Estate
            Construction                           $17,364,803   $15,328,810
            Mortgage                               147,281,033   123,538,368
          Commercial and agricultural               62,786,983    51,138,550
          Installment                               20,005,920    19,630,461
          Credit cards                               1,477,789     1,463,329
          Other                                         55,690       131,574
                                                    ----------    ----------

            Total                                 $248,972,218  $211,231,092
                                                   ===========   ===========

Notes to the Consolidated Financial Statements

At December 31, 2004 and 2003, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), totaled $4,116,000 and $3,407,000, respectively. The valuation allowance related to impaired loans on December 31, 2004 and 2003 is $505,000 and $395,000, respectively. For the years of 2004, 2003 and 2002, the average balances of impaired loans were $4,301,000, $3,075,000, and $4,004,000, respectively. The amount of interest income recorded by the Company during 2004, 2003 and 2002 on impaired loans was $301,000, $215,000, and $305,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2004 or December 31, 2003

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $163,524,000 and $25,004,804 as of December 31, 2004 and 2003, respectively. Prior to 2004, the Company pledged specific residential real estate loans to secure its borrowings from the FHLB. During 2004, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.

Loans held for sale as of December 31:

                                                      2004         2003
                                                    --------       -------
          Real Estate                              $47,149,966

Loans held for sale consists of the Bank's commitment to purchase up to $55,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 56 days, with an average of 15 days during 2004.

The commitment to purchase these loan participations was entered into in 2003, as a $30,000,000 commitment, but actual purchases were immaterial until March 2004. This program was entered into as an alternative to selling Federal Funds and other short term investments. As demand within the program increased, the Bank recognized an opportunity to earn a return based on the spread between the participation interest received and the cost of borrowing daily rate credit from the FHLB. The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             2004        2003         2002
                                         ----------   ----------   --------

          Balance, beginning of year     $1,483,667   $1,477,007   $1,288,506
          Provision charged to operating
             expenses                       240,000      226,000      387,000
          Loan recoveries                    83,188       75,955      100,985
          Loans charged off                (295,995)    (295,295)    (299,484)
                                          ----------   ----------   ---------

          Balance, end of year           $1,510,860   $1,483,667   $1,477,007
                                          =========   =========     =========

          Percentage of  loans held
             for investment                    .61%        .70%          .73%

Notes to the Consolidated Financial Statements

NOTE 7    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

                                                   2004         2003

          Land                                  $   677,600 $   644,440
          Buildings and improvements              4,582,704   4,569,581
          Furniture and equipment                 3,482,731   3,259,321
                                                 ----------  ----------

                                                  8,743,035   8,473,342
          Less - accumulated depreciation        (3,918,552) (3,472,049)
                                                 ----------- ------------

             Net                                $ 4,824,483 $ 5,001,293
                                                 ==========  ==========


Provisions for depreciation of $461,637 in 2004, $429,717 in 2003, and $347,687 in 2002 were charged to operations.


NOTE 8    TIME DEPOSITS:

At December 31, 2004, the scheduled maturities of time deposits are as follows:

                   2005                                     $60,032,655
                   2006                                      26,613,378
                   2007                                      14,142,912
                   2008                                      11,235,599
                   Thereafter                                 7,479,618
                                                             ----------

                     Total                                 $119,504,162
                                                            ===========


NOTE 9    SHORT-TERM DEBT:


Short-term debt information is summarized as follows:

                                  Maximum                                        Weighted
                                Outstanding   Outstanding      Average            Average     Year End
                                   at Any         at           Balance            Interest    Interest
                                 Month End      Year End     Outstanding 1         Rate         Rate

          2004
          Federal funds
            purchased            $6,894,000                    $1,045,112          1.69%         n/a
          Notes payable             299,573                       155,940          1.77%        2.22%
          FHLB daily rate
            credit               53,500,000      50,500,000    16,356,557          2.12%        2.48%
          Securities sold
            under
            agreements to
            repurchase            7,133,798       6,861,619     6,535,313           .80%        1.56%
                                  ---------      ----------     ----------        ------         ----

          Totals                                $57,361,619   $24,092,922          1.23%        2.22%
                                                 ==========    ==========          ======       =====

Notes to Consolidated Financial Statements


                                                                               Weighted
                               Maximum          Outstanding     Average         Average      Year End
                            Outstanding at           at         Balance         Interest     Interest
                            Any Month End         Year End   Outstanding 1        Rate          Rate

          2003
          Notes payable           351,834           351,834       62,103          4.03%         1.66%
          Securities sold
            under
            agreements to
            repurchase          8,687,799         6,037,124    7,174,896           .62%          .49%
                                ---------         ---------   -----------       ------        ------
          Totals                                 $6,388,958   $7,236,999           .65%          .50%
                                                 ==========    =========        ======         =====

          2002
          Federal funds
            purchased          $3,882,000                     $   77,323          2.23%          n/a
          Notes payable           343,684                        156,326          5.45%          n/a
          Securities sold under
            agreements to
            repurchase          9,497,671         8,286,715    8,240,723          1.14%         .72%
                               ----------        ----------   ----------        ------        ------
          Totals                                $ 8,286,715  $ 8,474,372          1.23%         .72%
                                                 ==========   ==========         =====        =======

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio is a variable rate loan that acts as a line of credit to meet financing needs. Margin borrowings which carry a variable rate are secured by investment securities and are used to finance equity acquisitions on a short term basis.

As of December 31, 2004, the Company had lines of credit with correspondent banks totaling $18,052,000, which are used in the management of short-term liquidity.

NOTE 10   LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $9,000,000 in 2004, zero in 2003 and $15,000,000 in 2002. The interest rates on the notes payable are fixed at the time of the advance and range from 3.92% to 5.33%; the weighted average interest rate is 4.40% at December 31, 2004. The balance of this obligation at December 31, 2004 was $23,923,056. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The Company borrowed $3,000,000 of long-term debt in September 2002 from SunTrust Bank. Of this amount, $2,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The outstanding balance at December 31, 2004 was $2,538,462 with quarterly principal payments of $230,769 over the next eleven quarters. The interest rate is a floating rate of LIBOR plus 1.10%, adjustable monthly. Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,005,606, $1,245,531, and $1,371,774 was incurred on these debts in 2004,
2003, and 2002, respectively. The maturities of long-term debt as of December 31, 2004 are as follows:

             2005                                 $9,517,561
             2006                                  7,015,934
             2007                                  3,735,165
             2008                                  2,435,714
             2009                                  1,757,143
             Thereafter                            2,000,000
                                                   ---------

             Total                               $26,461,517
                                                  ==========

Notes to Consolidated Financial Statements

NOTE 11   INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

                                             2004        2003         2002
                                         ----------    --------      -------
          Current expense
            Federal                       $1,888,037  $1,456,019  $1,554,685
          Deferred benefit
            Federal                          (24,679)    210,305    (240,106)
                                            ---------   --------    ---------

            Total Income Tax Expense      $1,863,358  $1,666,324  $1,314,579
                                           =========   =========   =========

          Amounts in above arising
            from gains
            (losses) on security
            transactions                  $  174,026  $   60,730  $  (96,711)
                                           =========   =========   ==========

The deferred tax effects of temporary differences are as follows:

                                             2004        2003         2002
                                         ------------------------   -------
          Tax Effects of Temporary Differences:
            LIH Partnership Losses          $  6,492  $   15,223  $    7,944
            Securities impairment             18,548      55,334    (171,032)
            Provision for loan losses         (9,246)       (225)    (62,050)
            Split dollar life insurance        2,358      60,576      30,780
            Non-qualified deferred
               compensation                  (35,237)    (43,810)    (41,612)
            Depreciation                      26,531      43,405      44,271
            Core deposit amortization        (33,113)    (33,113)    (33,113)
            Pension expense                   (9,367)    117,133     (13,611)
            Other                              8,355      (4,218)     (1,683)
                                              ------    ---------   ---------

            Deferred Income Tax Expense
              (Benefit)                    $ (24,679) $  210,305  $ (240,106)
                                            ========   =========   =========

The components of the deferred taxes as of December 31 are as follows:
                                                         2004        2003
          Deferred Tax Assets:
            Allowance for loan losses                 $  359,379  $  350,133
            Split dollar life insurance                   11,289      13,647
            Nonqualified deferred compensation           307,424     271,632
            Securities impairment                         91,333     115,696
            Core deposit amortization                     99,340      66,227
            State historic tax credits                    45,876      66,766
            Securities available for sale                 97,320
            Other                                          4,868       8,844
                                                        --------    --------

          Total Assets                                $1,016,829  $  892,945
                                                       ---------   ---------

          Deferred Tax Liabilities:
            Securities available for sale             $           $  137,550
            Unearned low income housing credits          617,809     553,478
            Depreciation                                 264,560     238,029
            Pension                                      218,018     227,385
            Other                                         45,216      27,971
                                                        --------    --------

            Total Liabilities                          1,145,603   1,184,413
                                                       ---------   ---------

          Deferred Tax Liability                      $ (128,774)  $(291,468)
                                                       =========   =========

Notes to Consolidated Financial Statements

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:
                                              2004        2003         2002
                                           ---------   ----------     ------

          Tax expense at federal
            statutory rates               $2,112,389   $1,930,732    $1,638,281
          Increases (decreases) in taxes
            resulting from:
              State income taxes, net        (21,924)       9,042       (16,421)
              Partially exempt income        (80,781)    (155,416)     (141,923)
              Tax-exempt income             (110,087)    (116,043)      (68,507)
              Other                          (36,239)      (1,991)      (96,851)
                                            ---------    ---------     ---------

              Total Income Tax Expense    $1,863,358   $1,666,324    $1,314,579
                                           =========   =========     =========

NOTE 12   EMPLOYEE BENEFITS:

The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2004, 2003 and 2002:

                                           2004        2003         2002
                                          -------     -------       --------
      Change in Benefit Obligation:
        Benefit obligation, beginning  $4,268,747   $3,509,473    $2,852,318
        Service cost                      219,536      178,735       149,234
        Interest cost                     277,031      245,193       213,362
        Actuarial gain (loss)            (451,323)     440,469       314,074
        Benefits paid                  (1,327,235)    (105,123)      (19,515)
                                       -----------    ---------    ----------

        Benefit obligation, ending      2,986,756    4,268,747     3,509,473

      Change in Plan Assets:
        Fair value of plan assets,
          beginning                     2,724,066    2,256,172     2,318,847
        Actual return on plan assets      309,326      427,635      (174,856)
        Employer contribution             631,598      145,382       131,696
        Benefits paid                  (1,327,235)    (105,123)      (19,515)
                                        -----------  ---------      ---------

        Fair value of plan assets,
          ending                        2,337,755    2,724,066     2,256,172

      Deferred asset (gain) loss          (70,502)    (218,424)      389,001

      Funded Status:
        Funded Status                    (649,001)  (1,544,681)   (1,253,301)
        Unrecognized net actuarial
          loss                          1,122,807    1,720,742     1,566,212
        Unrecognized transition
          obligation                       30,471       40,629        50,787
        Unrecognized prior service cost  (174,210)    (179,510)     (184,810)
                                        ---------    ---------     ---------

        Prepaid (accrued) benefits        330,067       37,180       178,888

      Accumulated benefit obligation    1,914,138    2,553,367     2,161,492

Notes to the Consolidated Financial Statements

      Components of net periodic benefit cost:
        Service cost                      219,536      178,735     1,479,234
        Interest cost                     277,031      245,193       213,362
        Expected return on plan assets   (238,824)    (209,211)     (214,145)
        Amortization of prior service
           cost                            (5,300)      (5,300)       (5,300)
        Amortization of transition
           obligation                      10,158       10,158        10,158
        Recognized net actuarial (gain)
           loss                            76,110       67,515        32,106
                                          -------     --------       --------

      Net periodic benefit cost           338,711      287,090     1,515,415

      Weighted average assumptions used
        in benefit obligations as of
        December 31:
        Discount rate                       6.00%        6.50%         7.00%
        Expected return on plan assets      8.50%        8.50%         9.00%
        Rate of compensation increase       5.00%        5.00%         5.00%

      Weighted average assumptions used
        in benefit cost as of December 31:
        Discount rate                       6.50%        7.00%         7.00%
        Expected return on plan assets      8.50%        8.50%         9.00%
        Rate of compensation increase       5.00%        5.00%         5.00%

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their advisors and the plan actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

The following table provides the pension plan's asset allocation as of December 31:

                                       2004        2003

      Mutual funds - equity             65%         60%
      Mutual funds -fixed income        35%         40%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan's investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

The Company sponsors an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $220,875 in 2004, $208,000 in 2003, and $190,000 in 2002 to the Plan and charged this expense to operations.

Notes to the Consolidated Financial Statements

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches fifty percent (up to six percent of the employee's salary) of employee contributions. Vesting in the contributions made by the bank is 20% after two years of service and increases by 20% for each of the next four years of service. Contributions under the plan amounted to $70,417, $66,957 and $59,162 in 2004, 2003 and 2002, respectively.

The Company has a nonqualified deferred compensation plan for several of its key employee's and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Company contributions to the plan totaled $57,000, $60,104 and $54,962 in 2004, 2003 and 2002, respectively.


NOTE 13   CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $8,895,490 and $11,758,833 at December 31, 2004 and 2003, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $15,110,000. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 80% of the loan portfolio is secured by real estate.


NOTE 14   COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                      2004          2003
                                                  ------------    --------

          Commitments to loan money               $63,083,664   $41,616,194
          Standby letters of credit                 1,654,807     1,901,520

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

Notes to Consolidated Financial Statements

NOTE 15   TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

                                                    2004            2003

          Total loans, beginning of year          $3,943,440     $2,882,127
          Director term expirations                 (140,738)
          New loans                                3,160,106      2,423,879
          Repayments                              (2,650,273)    (1,362,566)
                                                   -----------   -----------

          Total loans, end of year                $4,312,535     $3,943,440
                                                   =========      =========

NOTE 16   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2005, approximately $1,789,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,352,000 in 2004, $2,930,000 in 2003 and $1,760,000 in 2002.


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

NOTE 18   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.Estimated fair value and the carrying value of financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

Notes to Consolidated Financial Statements

                                           2004                    2003
                                 -----------------------   --------------------
                                   Estimated  Carrying    Estimated   Carrying
                                  Fair Value    Value    Fair Value     Value

          Financial Assets

          Cash                     $ 7,938    $  7,938    $  5,665    $ 5,665
          Interest bearing deposits  9,221       9,231       9,019      9,003
          Federal funds sold         1,017       1,017       5,035      5,035
          Securities available
             for sale               30,756      30,756      54,896     54,896
          Securities held to
             maturity                  110         110         898        873
          Other investments          7,934       7,934       5,461      5,461
          Loans                    248,326     248,972     217,842    211,231
          Loan held for sale        47,140      47,150
          Bank owned life
             insurance               5,083       5,083       4,832      4,832
          Accrued interest
             receivable              1,231       1,231       1,496      1,496

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    40,694      40,694      33,124     33,124
            Interest bearing        37,425      37,425      37,875     37,875
          Savings deposits          48,883      48,883      47,545     47,545
          Time deposits            120,238     119,504     124,750    122,171
          Accrued liabilities        5,369       5,369       4,919      4,919
          Short-term debt           57,370      57,370       6,389      6,389
          Long-term debt            26,462      26,043      25,427     24,784

The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments entered into during the month of December of each year.


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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2004, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

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

The Company's actual capital ratios are presented in the following table:

                                     Actual              Regulatory Requirements
                                   ---------             -----------------------
                                 December 31,
                              2004              2003    Adequately     Well
                          $       %       $        %   Capitalized  Capitalized
                          --      --      --       --  -----------  ------------

Total risk-based ratio
   Consolidated        $31,462  13.22% $29,046   14.72%   8.00%         None

    Bank only           23,370  10.33%  20,597   11.27%   8.00%        10.00%

Tier 1 risk-based ratio
    Consolidated        29,951  12.59%  27,562   13.97%   4.00%         None

    Bank only           21,880   9.67%  19,134   10.47%   4.00%         6.00%

Total assets leverage ratio
    Consolidated        29,951   8.38%  27,562    9.00%   3.00%         None

    Bank only           21,880   6.38%  19,134    6.58%   3.00%         5.00%



NOTE 20   INTANGIBLES:

Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $5,472,153 at the acquisition date. Amortization expense for the years ending December 31, 2004, 2003 and 2002 was $276,000 in each year.


NOTE 21  INVESTMENT IN LIFE INSURANCE CONTRACTS

The Bank currently offers a variety of benefit plans to all full time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make.

Notes to the Consolidated Financial Statements


NOTE 22   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets

    December 31,
ASSETS                                                  2004        2003
                                                   -------------  --------

   Cash and cash equivalents                         $1,164,265  $  617,457
   Investment in subsidiaries                        29,308,253  26,859,841
   Securities available for sale                      6,427,328   8,877,366
   Limited partnership investments                    3,288,197   3,532,487
   Due from subsidiaries                                341,712
   Interest receivable                                                3,073
                                                      ---------   ---------

   Total Assets                                     $40,529,755 $39,890,224
                                                     ==========  ==========

LIABILITIES

   Notes payable                                     $2,538,461  $3,666,667
   Margin payable                                                   317,511
   Accrued interest payable                              20,476      25,086
   Due to subsidiaries                                               83,455
   Other liabilities                                    217,808      10,449
   Dividends payable                                    458,193     436,046
   Demand obligations for low income
     housing investment                               2,555,974   2,555,974
   Deferred income taxes                                478,895     475,869
                                                       --------    --------

   Total Liabilities                                  6,269,807   7,571,057
                                                      ---------   ---------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share, 3,000,000
     shares authorized, 2,411,541
     and 2,420,478 shares issued and
     outstanding for 2004 and 2003, respectivel      12,057,705  12,102,390
   Capital surplus                                      128,376     286,330
   Retained earnings                                 22,273,119  19,709,562
   Accumulated other comprehensive income (loss)       (199,252)    220,885
                                                     ---------    --------

   Total Stockholders' Equity                        34,259,948  32,319,167
                                                     ----------  ----------

   Total Liabilities and Stockholders' Equity       $40,529,755 $39,890,224
                                                    ==========  ==========

Notes to the Consolidated Financial Statements


Statements of Net Income and Retained Earnings

                                             Years Ended December 31,
                                         2004          2003          2002
                                    ------------   -----------     ---------

INCOME

   Dividends from affiliate           $2,352,000   $ 2,930,000   $1,760,000
   Investment income                      11,142           180          100
   Dividend income                       371,611       349,783      408,817
   Security gains (losses)               513,255       275,943     (307,480)
   Net limited partnership income         62,759        62,351       20,915
   Other                                                95,435        2,960
                                       ---------    ----------    ---------

   Total Income                        3,310,767     3,713,692    1,885,312
                                       ---------    ----------    ---------

EXPENSES

   Interest expense                       81,285       127,087      189,915
   Administrative expenses               128,002       137,081      132,787
                                      ----------    ----------    ---------

   Total Expenses                        209,287       264,168      322,702
                                       ---------    ----------    ---------

Net income before income tax
   expense (benefit)
   and undistributed subsidiary
   net income                         3,101,480     3,449,524     1,562,610

INCOME TAX EXPENSE (BENEFIT)             152,738       120,229     (208,706)
                                       ---------    ----------    ----------

Income before undistributed subsidiary
   net income                          2,948,742     3,329,295    1,771,316

Undistributed subsidiary net income    1,400,809       683,004    1,732,579
                                       ---------    ----------    ---------

   NET INCOME                          4,349,551     4,012,299    3,503,895

Retained earnings, beginning of year  19,709,562    17,390,478   15,488,406
Dividends on common stock             (1,785,994)   (1,693,215)  (1,601,823)
                                       -----------  -----------   -----------

Retained Earnings, End of Year       $22,273,119   $19,709,562  $17,390,478
                                       ==========   ==========   ==========

Notes to the Consolidated Financial Statements


Statements of Cash Flows
                                               Years Ended December 31,
                                            2004          2003         2002
                                       -----------    ------------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $4,349,551   $4,012,299    $3,503,895
   Adjustments to reconcile net
     income to net
     cash provided by operating
     activities:
       Undistributed subsidiary income   (1,400,809)    (683,004)   (1,732,579)
       Gain (Loss) on sale of securities   (513,255)    (275,943)      307,480
       Deferred tax (benefit) expense        29,974       71,515      (148,606)
       Decrease (increase) in interest
         receivable                           3,073       (3,073)
       Decrease (increase) in due from
         subsidiary                        (341,712)     190,353      (174,356)
       Decrease in other receivables                     215,109         3,182
       Increase (decrease) in due to
         subsidiary                         (83,455)     116,280
       Increase (decrease) in other
         liabilities                        255,016      (18,089)       14,039
       Net change in deferred tax credits    60,522      103,321        96,179
       Amortization of limited partnership
         investments                        244,290      262,227       255,850
       Securities amortization               17,109       17,109
       Gain on sale of land                              (95,434)
                                          ---------     ---------      --------

   Net Cash Provided by Operating
     Activities                           2,620,304    3,912,670     2,125,084
                                          ---------    ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributed to subsidiary     (1,250,000)                (2,000,000)
   Proceeds from sales of securities
     available for sale                   4,882,132    1,849,509     4,377,753
   Proceeds from maturity of securities
     available for sale                     362,500
   Purchase of securities available
     for sale                            (2,628,354)  (1,825,119)   (2,977,153)
   Investments in low income housing
     partnerships                                     (1,297,948)      (14,152)
   Proceeds from sale of real estate                     403,325
                                         ----------    ---------   ---------

   Net Cash Provided by (Used in) Investing
     Activities                           1,366,278     (870,233)     (613,552)
                                          ---------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                        3,000,000
   Payments on long-term debt            (1,128,205)  (1,333,333)   (2,333,333)
   Increase (decrease) in short-term debt  (317,511)     317,511      (198,260)
   Payments to repurchase common stock     (451,084)    (264,434)     (296,645)
   Proceeds from issuance of common stock   220,875      208,000
   Dividends paid in cash                (1,763,849)  (1,645,225)   (1,580,138)
                                          ----------  ----------     ---------

   Net Cash Used in Financing Activities (3,439,774)  (2,717,481)   (1,408,376)
                                         ----------   ----------    ----------

Net Increase in Cash and Cash Equivalents   546,808      324,956       103,156

Cash and Cash Equivalents, Beginning
   of Year                                  617,457      292,501       189,345
                                          ---------   ----------    ----------

Cash and Cash Equivalents, End of Year   $1,164,265    $ 617,457     $ 292,501
                                          =========    ========      ========

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM





The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                   /s/ S. B. Hoover & Company, L.L.P.





February 19, 2005
Harrisonburg, Virginia

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

    The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage other financial services to customers of Farmers & Merchants Bank.

    The Bank makes various types of commercial and consumer loans and has a heavy concentration of residential and agricultural real estate loans. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On December 31, 2004, F & M Bank Corp., the Bank, TEB and FMFS had 104 full-time and part-time employees. No one employee devotes full-time services to F&M Bank Corp.

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

As a bank holding company, F & M Bank Corp. is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale or lease of property or furnishing of services.

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

Item 2 - Description of Properties

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

With the exception of the Edinburg Branch and the Harrisonburg Office, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all locations, with the exception of Edinburg and Harrisonburg.

Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at eight Food Lion grocery stores, one in Mt. Jackson, VA, four in Harrisonburg, VA, three in Charlottesville, VA and one ATM at a convenience store in Edinburg, VA.

Item 9A -Controls and Procedures

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

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management of the Company, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 9B. - Other Information

None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders to be held May 14, 2005 ("Proxy Statement"), under the captions "Election of Directors," "Board of Directors and Committees," and "Executive Officers." Information on
Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." The Company has adopted a broad based code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored to senior officers who have financial responsibilities. A copy of the codes may be obtained without charge by request from the corporate secretary. Item 11. - Executive Compensation This information is incorporated by reference from the Proxy Statement under the caption "Executive Compensation." Item 12. - Security Ownership of Certain Beneficial Owners and Management This information is incorporated by reference from the Proxy Statement under the caption "Ownership of Company Common Stock" and "Executive Compensation" and from Item 5 of this 10-K. Item 13. - Certain Relationships and Related Transactions This information is incorporated by reference from the Proxy Statement under the caption "Interest of Directors and Officers in Certain Transactions." Item 14. - Principal Accounting Fees and Services This information is incorporated by reference from the Proxy Statement under the caption "Principal Accounting Fees."

Item 15 - Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 24 thru 45:

Consolidated Balance Sheets - December 31, 2004 and 2003                 25
Consolidated Statements of Income - Years ended
   December 31, 2004, 2003 and 2002                                      26
Consolidated Statements of Stockholders' Equity - Years
   ended December 31, 2004, 2003 and 2002                                27
Consolidated Statements of Cash Flows - Years ended December 31, 2004,
   2003 and 2002                                                         28
Notes to the Consolidated Financial Statements                           29
Report of the Independent Auditors                                       49

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K and this list includes the Exhibit index:

Exhibit No.

3.1 Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.
3.2 Amended and Restated Bylaws of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.'s 10-K filed March 8, 2002.
21.0  Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                       F & M Bank Corp.
                                       (Registrant)


By: /s/ Dean W. Withers                         March 24, 2005
   ---------------------------                  -------------------------------
    Dean W. Withers                             Date
    Director, President and Chief Executive Officer

By: /s/ Neil W. Hayslett                        March 24, 2005
    ---------------------------                 --------------------------
    Neil W. Hayslett                            Date
    Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date

/s/ Thomas L. Cline                  Director             March 24, 2005
--------------------------                                ----------------
Thomas L. Cline

                                        Director
---------------------------                               ----------------
John N. Crist

                                   Director, Chairman
---------------------------                               ----------------
Julian D. Fisher

/s/ Ellen R. Fitzwater                  Director          March 24, 2005
---------------------------                               ----------------
Ellen R. Fitzwater

/s/ Robert L. Halterman                 Director          March 24, 2005
---------------------------                               ---------------
Robert L. Halterman

/s/ Daniel J. Harshman                  Director          March 24, 2005
-------------------------                                 ----------------
Daniel J. Harshman

                                        Director
---------------------------                               ----------------
Richard S. Myers

                                        Director
---------------------------                                ----------------
Michael W. Pugh

/s/ Ronald E. Wampler                   Director           March 24, 2005
---------------------------                                ---------------
Ronald E. Wampler