Form 10-Q
period 2005-03-31
F&M BANK CORP
filed 2005-05-13
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange  Act of 1934

[   ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934


For the quarterly period ended March 31, 2005

Commission File No.   0-13273


                               F & M BANK CORP.
            (Exact name of registrant as specified in its charter)

          Virginia                                            54-1280811
-------------------------------------                    --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


                                  Drawer 1111
                         Timberville, Virginia  22853
         (Address of Principal Executive Offices, Including Zip Code)

                               (540) 896-8941
               (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes  X     No
                                                         -----     -------

      Indicate by check mark whether the issuer is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No  X
                                      -----    -------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, 2,409,201 shares of Common Stock, $5 Par Value

                               F & M BANK CORP.


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2005 and 2004                                   2

         Consolidated Balance Sheets - March 31, 2005 and
         December 31, 2004                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2005 and 2004             4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2005 and 2004                                   5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

Item 4.  Controls and Procedures                                        19


PART II  OTHER INFORMATION                                              20

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities                                          20

Item 3.  Defaults upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              20

Item 6.  Exhibit and Reports on Form 8-K                                20


         SIGNATURES                                                     21

Part I Financial Information                       Item 1 Financial Statements

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          2005        2004
Interest Income
   Interest and fees on loans held for investment       $  4,067    $ 3,460
   Interest and fees on loans held for sale                  132
   Interest on federal funds sold                             16         10
   Interest on interest bearing deposits                      27         51
   Dividends on equity securities                            101        109
   Interest on debt securities                               183        341
                                                         -------     ------

   Total Interest Income                                   4,526      3,971
                                                         -------     ------

Interest Expense
   Interest on demand accounts                                44         51
   Interest on savings deposits                              110        108
   Interest on time deposits over $100,000                   208        165
   Interest on all other time deposits                       681        673
                                                         -------     ------

   Total interest on deposits                              1,043        997

   Interest on short-term debt                               130          8
   Interest on long-term debt                                314        255
                                                         -------     ------

   Total Interest Expense                                  1,487      1,260
                                                         -------     ------

   Net Interest Income                                     3,039      2,711

Provision for Loan Losses                                     90         60
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     2,949      2,651
                                                         -------     ------

Noninterest Income
   Service charges                                           205        224
   Insurance and other commissions                            55         83
   Other                                                     320        164
   Income on bank owned life insurance                        62         63
   Security gains (losses)                                              175
                                                         -------     ------

   Total Noninterest Income                                  642        709
                                                         -------     ------

Noninterest Expense
   Salaries                                                  830        807
   Employee benefits                                         304        297
   Occupancy expense                                         102         95
   Equipment expense                                         106        105
   Intangibles amortization                                   69         69
   Other                                                     630        515
                                                         -------     ------

   Total Noninterest Expense                               2,041      1,888
                                                         -------     ------

Income before Income Taxes                                 1,550      1,472

   Income Taxes                                              383        439
                                                         -------     ------

   Net Income                                           $  1,167    $ 1,033
                                                         =======     ======

Per Share Data

   Net Income                                           $    .48    $   .43
                                                         =======     ======

   Cash Dividends                                       $    .19    $   .18
                                                         =======     ======

   Equivalent Shares Outstanding                       2,410,697  2,419,172
                                                       =========   =========

              The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,   December 31,
       ASSETS                                           2005         2004
                                                    -----------   ------------


Cash and due from banks                               $  6,245    $  7,938
Interest bearing deposits in banks                       3,759       9,231
Federal funds sold                                                   1,017
Securities held to maturity (note 2)                       110         110
Securities available for sale (note 2)                  39,900      30,756
Other investments                                        6,754       7,934
Loans held for sale                                     12,843      47,150
Loans held for investment (note 3)                     266,484     248,972
   Less allowance for loan losses (note 4)              (1,566)     (1,511)
                                                       --------    --------

   Net Loans Held for Investment                       264,918     247,461

Bank premises and equipment                              4,736       4,824
Interest receivable                                      1,261       1,231
Goodwill                                                 2,639       2,639
Core deposit intangible                                  1,633       1,702
Bank owned life insurance (note 5)                       5,144       5,083
Other assets                                             2,794       2,881
                                                       -------     -------

   Total Assets                                       $352,736    $369,957
                                                       =======     =======

       LIABILITIES

Deposits
   Noninterest bearing demand                         $ 41,464    $ 40,694
   Interest bearing
     Demand                                             38,885      37,425
     Savings deposits                                   48,693      48,883
     Time deposits over $100,000                        27,430      24,661
     Time deposits                                      99,093      94,842
                                                       -------     -------

   Total Deposits                                      255,565     246,505

Short-term debt                                         27,686      57,362
Long-term debt                                          29,539      26,462
Accrued expenses                                         5,262       5,368
                                                       -------     -------

   Total Liabilities                                   318,052     335,697
                                                       -------     -------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,409,201
   and 2,411,541 shares
   issued and outstanding, respectively                 12,046      12,058
Surplus                                                     79         128
Retained earnings                                       22,983      22,273
Accumulated other comprehensive income                    (424)       (199)
                                                       --------    --------

   Total Stockholders' Equity                           34,684      34,260
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $352,736    $369,957
                                                       =======     =======

              The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          2005        2004


Balance, beginning of period                           $ 34,260    $ 32,319

Comprehensive Income:
   Net income for period                                  1,167       1,033

   Net change in unrealized appreciation
   (depreciation) on investment securities
   available for sale, net of taxes                        (225)        130
                                                        --------    -------

   Total comprehensive income                               942       1,163

Repurchase of common stock                                  (61)        (56)

Dividends declared                                         (457)       (436)
                                                        --------    --------

Balance, end of period                                 $ 34,684    $ 32,990
                                                        ========    =======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2005        2004
Cash Flows from Operating Activities:
   Net income                                          $  1,167    $  1,033
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         116         116
       Amortization of security premiums                     36         114
       Net (increase) decrease in loans held for sale    34,306        (821)
       Provision for loan losses                             90          60
       Intangibles amortization                              69          69
       (Increase)decrease in interest receivable            (30)        221
       Decrease in other assets                              87         400
       Increase(decrease) in accrued expenses                19         264
       (Gain)Loss on security transactions                             (175)
       Amortization of limited partnership investments       64          61
       Income from life insurance investment                (62)        (63)
                                                       ---------   ---------

   Net adjustments                                       34,695         246
                                                        -------     -------

   Net Cash Provided by Operating Activities             35,862       1,279
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale           (10,044)       (614)
   Proceeds from sales of investments available
     for sale                                                           830
   Proceeds from maturity of investments
     available for sale                                   1,630       6,746
   Net increase in loans                                (17,546)     (5,899)
   Purchase of property and equipment                       (28)       (122)
   Change in federal funds sold                           1,017        (604)
   Net (increase) decrease in interest bearing
     bank deposits                                        5,472        (798)
                                                        ---------   --------

   Net Cash Used in Investing Activities                (19,499)       (461)
                                                        --------    --------

Cash Flows from Financing Activities:
   Net increase in demand and savings deposits            2,041       4,323
   Net increase (decrease) in time deposits               7,018      (3,238)
   Net increase (decrease) in short-term debt           (31,695)        984
   Cash dividends paid                                     (457)       (436)
   Repurchases of common stock                              (61)        (56)
   Change in federal funds purchased                      2,020
   Proceeds from long-term debt                           5,000
   Repayment of long-term debt                           (1,922)     (2,108)
                                                        --------    -------

   Net Cash Provided by Financing Activities            (18,056)       (531)
                                                        --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents     (1,693)        287

Cash and Cash Equivalents, Beginning of Period            7,938       5,665
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  6,245    $  5,952
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  1,445    $  1,301
     Income taxes                                      $    220

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

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and March 31, 2004.

             These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March, 2005 and December 31, 2004 follows:

                                        2005                    2004
                                ----------------------  ---------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value    Value
                                 --------   -------     --------  ----------
          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    110     $    110  $    110
                                   ------    ------      -------   -------

            Total                $    110  $    110     $    110  $    110
                                  =======   =======      =======   =======


                                        2005                    2004
                                ----------------------  -----------------------
                                   Market                 Market
                                   Value     Cost         Value     Cost
                                 ---------  --------    ---------  ---------

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 25,939  $ 26,062     $ 16,011  $ 16,086
          Equity securities         6,244     6,626        6,485     6,619
          Mortgage-backed
            securities              4,899     4,984        5,425     5,472
          Corporate bonds           2,452     2,500        2,466     2,500
          Municipals                  366       375          369       375
                                  -------   -------      -------  --------

            Total                $ 39,900  $ 40,547      $30,756   $31,052
                                  =======  ========     ========  ========

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding at March 31, 2005 and December 31, 2004 are summarized as follows:

                                                          2005       2004

          Real Estate
            Construction                                $22,070   $ 17,365
            Mortgage                                    152,816    147,281
          Commercial and agricultural                    70,257     62,786
          Consumer                                       19,944     20,006
          Credit cards                                    1,351      1,478
          Other                                              46         56
                                                          -----      ------

            Total                                      $266,484   $248,972
                                                        =======   ========


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

                                                          2005        2004

          Balance, beginning of period                  $ 1,511   $  1,484
          Provisions charged to operating expenses           90         60
          Net (charge offs) recoveries
            Loan recoveries                                  19         40
            Loan charge-offs                                (54)       (67)
                                                         -------  ---------

            Total Net (Charge-offs) Recoveries              (35)       (27)
                                                         -------  ---------

            Balance, End of Period                      $ 1,566      1,517
                                                         ======   ========

          Components of net (charge-offs) recoveries:
              Real Estate                               $
              Commercial                                      1        (48)
              Consumer                                      (36)        21
                                                         -------  --------

                                                        $   (35)       (27)
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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

     Net income year to date increased $134,000 compared to 2004. Yields on earning assets increased 19 basis points compared to 2004 while rates paid on interest bearing liabilities increased 16 basis points for the same period. The increase in the yield on earning assets is a function of increased balance sheet leverage, as the percentage of loans held for investment (the highest yielding asset) relative to total earning assets has increased from 76.1% in 2004 to 82.8% in 2005. Total average earning assets have increased to $313 million in 2005 versus $281 million in 2004. A schedule of the net interest margin for 2005 and 2004 can be found in Table I on page 16.

     Noninterest income decreased $67,000 in the first three months of 2005. Exclusive of securities transactions, other noninterest income increased $108,000. During the quarter the Company recognized $93,000 of other income related to the receipt of deferred tax credits on low income housing projects. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This was done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion to income tax expense for the period.

     Noninterest expense increased $153,000 (8.1%). Salaries and benefits accounted for $30,000, (a 2.7% increase) of this total. This increase was caused by a combination of normal salary increases and increases in the cost of group health insurance. The remaining increase is made up of increases in a number of areas, including: data processing fees, occupancy expense, and professional fees.

Financial Condition

     Federal Funds Sold and Interest Bearing Bank Deposits

     The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay a market rate of interest that at quarter end was benchmarked at 2.75% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in both federal funds sold and interest bearing bank deposits have declined due to continued strong loan demand.

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

    As of March 31, 2005, the cost of all securities available for sale exceeded their market value by $647,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income secuirites. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


   Investments in debt securities increased $9,385,000 in the first quarter of 2005; all of this increase was the result of holding a short term $10,000,000 U.S. Treasury obligation over the end of the calendar quarter. This Treasury obligation matured in early April. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates. Other than this security, the Bank did not make any additional investment in bonds during the first quarter.

    The decline in the value of the equities portfolio is consistent with the overall market declines of the first quarter. To minimize risk the Company holds a diversified portfolio of equity securities, including blue chip stocks listed in the Dow Jones Industrial Average (DJIA), Real Estate Investment Trusts (REITs), Financial Stocks, Pharmaceuticals, and Utilities. Many of these equities have attractive dividend yields and are owned both for the income stream and potential growth in value. A review of these investments as of March 31, 2005, did not reveal any additional impairment to be recognized in excess of that which was recognized in either 2002 or 2004.

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

    While lending is geographically diversified within the service area, the Company has loan concentrations in agricultural loans (primarily poultry farming), construction, hotels, churches, assisted living facilities and mortgage participations with Gateway Bank (California). Management and the Board of Directors review these concentrations quarterly.


      Management has entered into an agreement with Gateway Bank (of California) to purchase short-term real estate loan participations. These loans have been purchased by Gateway from mortgage brokers and will be held until sold to the ultimate holder in the secondary market. All loans have firm take-out commitments and are held for periods ranging from two to sixty days, but averaging approximately fifteen days. These loans originate in several states throughout the country, however, a significant portion are from the state of California. These loans have been included with mortgage loans that the Bank has originated within its own market and designated on the balance sheet as "Loans Held for Sale".

      Management has funded its loans held for sale primarily through short-term borrowings. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the first quarter, these loan participations have averaged $13,572,000, with a maximum balance of $47,150,000 and a quarter end balance of $12,843,000. Throughout the first quarter, the Bank had a commitment to purchase up to a maximum of $55,000,000 of these loans; however subsequent to quarter end this commitment was reduced to $30,000,000. Short-term borrowings from the FHLB to fund this program (and other short term needs) averaged $14,396,000, with a maximum balance of $50,500,000 and quarter end balance of $18,500,000.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


   The first three months of 2005 resulted in a $17,512,000 increase in the portfolio of loans held for investment. The increase in the loan portfolio is reflective of the strong local economy. This growth has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last year the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the recent growth in the portfolio.

   Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $1,616,000 at March 31, 2005 compared to $2,243,000 of loans at December 31, 2004. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

    The following is a summary of information pertaining to risk elements and impaired loans:

                                         March 31,   December 31,
                                          2005           2004
                                       -----------    ---------

    Nonaccrual loans                    $887,000      $864,000
    Loans past due 90 days or more
     and still accruing interest         729,000     1,379,000
    Restructured loans                         0             0
                                         -------       -------

                                      $1,616,000    $2,243,000
    Percent of total loans                   .61%          .90%


   As of March 31, 2005 the Company did not hold any real estate that was acquired through foreclosure.

   Allowance for Loan Losses

     Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and the trend of past due and criticized loans. Specific factors evaluated include internally generated loan review reports, past due reports, historical loss experience and changes in the financial strength of individual borrowers that have been included on the Banks watch list or schedule of classified loans.

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

     The allowance for loan losses of $1,566,000 at March 31, 2005 is equal to ..59% of total loans. This compares to an allowance of $1,511,000 (.61%) at December 31, 2004. Management has increased its funding of the allowance compared to the first quarter of 2004 by $30,000. Total funding for the quarter of $90,000 exceeded net charge-offs by $55,000.

     The allowance of .59% of loans outstanding remains well below the peer group average of 1.27%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

      Deposits

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 14.7% in the first quarter of 2005. Certificates of deposit increased $7,020,000, while all other deposit types increased a total of $2,040,000 during the quarter. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised two short term certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts and continued account growth resulting from accounts gained at the expense of larger financial institutions.

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

Long-term debt

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $1,691,000 in the first quarter of the year. Additional borrowings totaled $5,000,000.

                In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.

Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2005, the Company's total risk based capital and total capital to total average assets ratios were 13.56% and 9.43%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2005 and management has no reason to believe this increased level of dividends will not continue.

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

   Table II (page 18) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2005.

   As of March 31, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (4.39%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

   Stock Repurchase

   On June 12, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock. Shares repurchased through March 31, 2005 total 25,061. Shares repurchased during the first quarter of 2005 totaled 2,340 shares at an average cost of $26.11 per share.

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

TABLE 1

                                         F & M BANK CORP.
                                   NET INTEREST MARGIN ANALYSIS
                               (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                   (Dollar Amounts in Thousands)


                                          Three Months Ended                 Three Months Ended
                                            March 31, 2005                     March 31, 2004
                                        --------------------               --------------------

                                   Average      Income/                Average      Income/
                                  Balance 2     Expense     Rates      Balance 2    Expense     Rates
                                   -------      -------     -----      -------      -------     -----


Interest Income
 Loans held for investment 1,2    $ 259,055     $ 4,082     6.39%     $ 213,808    $ 3,474     6.50%
 Loans held for sale                 13,904         132     3.85
 Federal funds sold                   2,530          16     2.56          4,264         10      .94
 Interest bearing
     deposits                         6,495          27     1.69          9,411         51     2.17
 Investments
     Taxable 3                       23,693         199     3.36         43,475        347     3.19
     Partially taxable                6,974         104     5.97          9,687        132     5.45
     Tax exempt 2,3                     375           4     4.27            375          4     4.27
                                     ------       -----     ----         ------      -----     ----

 Total Earning Assets               313,026       4,564     5.91        281,020      4,018     5.72
                                    -------       -----     ----        -------      -----      ---

Interest Expense
 Demand deposits                     38,155          44      .47         37,915         51      .54
 Savings                             49,034         110      .91         47,916        108      .90
 Time deposits                      123,128         890     2.93        120,434        838     2.78
 Short-term debt                     21,749         130     2.42          6,744          8      .53
 Long-term debt                      31,442         314     4.05         23,762        255     4.28
                                     ------         ---    -----         ------       -----    ----

 Total Interest
     Bearing Liabilities          $ 263,508       1,488     2.29      $ 236,771      1,260     2.13
                                  ==========      -----    -----      ==========     -----     ----

 Net Interest Margin 1                            3,076                            $ 2,758
                                                  =====                             =====

 Net Yield on Interest
     Earning Assets                                         3.98%                              3.93%
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


                                                                       TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                                MARCH 31, 2004
                           (In Thousands of Dollars)


                                 0 - 3      4 - 12    1 - 5    Over 5      Not
                                 Months     Months    Years    Years    Classified   Total
Uses of Funds

   Loans held for investment     58,407     20,238   160,600    27,239              266,484
   Loans held for sale           12,843                                              12,843
   Interest bearing
     bank deposits                2,372        693       694                          3,759
   Investment securities         10,981      3,741    18,558               13,484    46,764
                                -------    -------   -------    -------    ------    -------

   Total                         84,603     24,672   179,852    27,239     13,484   329,850
                                -------    -------  --------    ------     ------   -------

Sources of Funds

   Interest bearing demand
     deposits                               11,704    22,022     5,159               38,885
   Savings deposits                          9,738    29,216     9,739               48,693
   Time deposits
     $100,000 and over            4,710      9,536    13,184                         27,430
   Other time deposits           14,811     38,987    45,295                         99,093
   Short-term borrowings         27,686                                              27,686
   Long-term debt                 3,515      4,846    17,570     3,608               29,539
                                  -----     -------  -------    -------    -------   ------

   Total                         50,722     74,811   127,287    18,506              271,326
                                --------   -------   -------    ------     -------  -------

Discrete Gap                     33,881    (50,139)   52,565     8,733     13,484    60,541

Cumulative Gap                   33,881    (16,258)   36,307    45,040     58,524

Ratio of Cumulative Gap
   to Total Earning Assets        10.27%     (4.39)%  11.01%    13.65%     17.74%

     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2005. In preparing the above table no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2004 Form 10-K.

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

     Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The Company has established procedures undertaken during the normal course of business to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of S. B. Hoover, LLP, a public accounting firm, to complete regular internal audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of S.B. Hoover are presented to management of the Bank and to the Audit Committee of the Company.

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior
        Securities -                Not Applicable

Item 4. Submission of Matters to
        a Vote of Security
        Holders -                   Not applicable

Item 5. Other Information -         Not Applicable

Item 6. Exhibits and Reports on 8-K

(a)     Exhibits

             3(i) Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

             3(ii) Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

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

                                 F & M BANK CORP.


                                  /s/ Dean W. Withers
                                 ---------------------------------------
                                 Dean W. Withers
                                 President and Chief Executive Officer


                                 /s/ Neil W. Hayslett
                                 ---------------------------------------
                                 Neil W. Hayslett
                                 Senior Vice President and Chief Financial
                                   Officer


May 13, 2005