Form 10-Q
period 2005-06-30
F&M BANK CORP
filed 2005-08-12
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934

[  ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934


For the quarterly period ended June 30, 2005

Commission File No.   0-13273
                     -----------

                               F & M BANK CORP.
                  (Exact name of registrant as specified in its charter)

             Virginia                                         54-1280811
-------------------------------------                    --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                  Drawer 1111
                         Timberville, Virginia  22853
          (Address of Principal Executive Offices, Including Zip Code)

                                 (540) 896-8941
                                 --------------
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2005, 2,409,801 shares of Common Stock, $5 Par Value

                               F & M BANK CORP.


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                           2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended June 30, 2005 and 2004                                    2

         Consolidated Statements of Income - Six Months
         Ended June 30, 2005 and 2004                                    3

         Consolidated Balance Sheets - June 30, 2005 and
         December 31, 2004                                               4

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended June 30, 2005 and 2004              5

         Consolidated Statements of Cash Flows - Three Months
         Ended June 30, 2005 and 2004                                    6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.  Controls and Procedures                                        21


PART II  OTHER INFORMATION                                              22

Item 1.  Legal Proceedings                                              22

Item 2.  Changes in Securities                                          22

Item 3.  Defaults upon Senior Securities                                22

Item 4.  Submission of Matters to a Vote of Security Holders            22

Item 5.  Other Information                                              22

Item 6.  Exhibit and Reports on Form 8-K                                22


         SIGNATURES                                                     23

Part I Financial Information                       Item 1 Financial Statements

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                                June 30,
                                                          2005         2004
                                                         -------     -------
Interest Income
   Interest and fees on loans held for investment       $  4,287    $ 3,560
   Interest and fees on loans held for sale                  216
   Interest on federal funds sold                              8          8
   Interest on interest bearing deposits                      18         42
   Dividends on equity securities                            117        117
   Interest on debt securities                               177        291
                                                         -------     ------

   Total Interest Income                                   4,823      4,018
                                                         -------     ------

Interest Expense
   Interest on demand accounts                                55         52
   Interest on savings deposits                              131        111
   Interest on time deposits over $100,000                   222        173
   Interest on all other time deposits                       764        646
                                                         -------     ------

   Total interest on deposits                              1,172        982

   Interest on short-term debt                               217         28
   Interest on long-term debt                                304        236
                                                         -------     ------

   Total Interest Expense                                  1,693      1,246
                                                         -------     ------

   Net Interest Income                                     3,130      2,772

Provision for Loan Losses                                     90         60
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     3,040      2,712
                                                         -------     ------

Noninterest Income
   Service charges                                           291        243
   Insurance and other commissions                            75         83
   Other                                                     243        183
   Income on bank owned life insurance                        68         63
   Security gains (losses)                                    23        146
                                                         -------     ------

   Total Noninterest Income                                  700        718
                                                         -------     ------

Noninterest Expense
   Salaries                                                  870        795
   Employee benefits                                         316        296
   Occupancy expense                                         107        102
   Equipment expense                                         116        108
   Intangibles amortization                                   69         69
   Other                                                     620        567
                                                         -------     ------

   Total Noninterest Expense                               2,098      1,937
                                                         -------     ------

Income before Income Taxes                                 1,642      1,493

   Income Taxes                                              495        451
                                                         -------     ------

   Net Income                                           $  1,147    $ 1,042
                                                         =======     ======

Per Share Data

   Net Income                                           $    .48    $   .43
                                                         =======     ======

   Cash Dividends                                       $    .19    $   .18
                                                         =======     ======

   Equivalent Shares Outstanding                       2,410,053  2,416,678
                                                       =========  =========

              The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                          Six Months Ended
                                                                June 30,
                                                           2005        2004
                                                         -------     --------
Interest Income
   Interest and fees on loans held for investment       $  8,354    $ 7,020
   Interest and fees on loans held for sale                  348
   Interest on federal funds sold                             24         18
   Interest on interest bearing deposits                      45         93
   Dividends on equity securities                            218        226
   Interest on debt securities                               360        632
                                                         -------     ------

   Total Interest Income                                   9,349      7,989
                                                         -------     ------

Interest Expense
   Interest on demand accounts                                99        103
   Interest on savings deposits                              241        219
   Interest on time deposits over $100,000                   430        338
   Interest on all other time deposits                     1,445      1,319
                                                         -------     ------

   Total interest on deposits                              2,215      1,979

   Interest on short-term debt                               347         37
   Interest on long-term debt                                618        490
                                                         -------     ------

   Total Interest Expense                                  3,180      2,506
                                                         -------     ------

   Net Interest Income                                     6,169      5,483

Provision for Loan Losses                                    180        120
                                                         -------     ------

   Net Interest Income after Provision for Loan Losses     5,989      5,363
                                                         -------     ------

Noninterest Income
   Service charges                                           496        467
   Insurance and other commissions                           130        166
   Other                                                     563        347
   Income on bank owned life insurance                       130        126
   Security gains (losses)                                    23        321
                                                         -------     ------

   Total Noninterest Income                                1,342      1,427
                                                         -------     ------

Noninterest Expense
   Salaries                                                1,700      1,602
   Employee benefits                                         620        593
   Occupancy expense                                         209        197
   Equipment expense                                         222        213
   Intangibles amortization                                  138        138
   Other                                                   1,250      1,082
                                                         -------    -------

   Total Noninterest Expense                               4,139      3,825
                                                         -------     ------

Income before Income Taxes                                 3,192      2,965

   Income Taxes                                              878        890
                                                         -------     ------

   Net Income                                           $  2,314    $ 2,075
                                                         =======     =======

Per Share Data

   Net Income                                           $    .96    $   .86
                                                         =======     ======

   Cash Dividends                                       $    .38    $   .36
                                                         =======     ======

   Equivalent Shares Outstanding                       2,410,388  2,417,925
                                                       =========  =========

              The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                         June 30,   December 31,
       ASSETS                                              2005         2004
                                                         --------    ---------


Cash and due from banks                                 $   6,729    $  7,938
Interest bearing deposits in banks                          3,257       9,231
Federal funds sold                                                      1,017
Securities held to maturity (note 2)                          110         110
Securities available for sale (note 2)                     29,614      30,756
Other investments                                           8,443       7,934
Loans held for sale                                        41,719      47,150
Loans held for investment (note 3)                        270,404     248,972
   Less allowance for loan losses (note 4)                 (1,659)     (1,511)
                                                         --------    --------

   Net Loans Held for Investment                          268,745     247,461

Bank premises and equipment                                 4,861       4,824
Interest receivable                                         1,253       1,231
Goodwill                                                    2,639       2,639
Core deposit intangible                                     1,564       1,702
Bank owned life insurance (note 5)                          5,213       5,083
Other assets                                                2,670       2,881
                                                         --------    --------

   Total Assets                                         $ 376,817   $ 369,957
                                                         ========    ========

       LIABILITIES

Deposits
   Noninterest bearing demand                           $  41,669   $  40,694
   Interest bearing
     Demand                                                36,921      37,425
     Savings deposits                                      47,564      48,883
     Time deposits over $100,000                           30,578      24,661
     Time deposits                                        100,490      94,842
                                                         --------    --------

   Total Deposits                                         257,222     246,505

Short-term debt                                            50,944      57,362
Long-term debt                                             27,224      26,462
Accrued expenses                                            6,035       5,368
                                                         --------    --------

   Total Liabilities                                      341,425     335,697
                                                         --------    --------

     STOCKHOLDERS' EQUITY

Common stock $5 par value, 2,409,201 and
   2,411,541 shares
   issued and outstanding, respectively                    12,049      12,058
Surplus                                                        90         128
Retained earnings                                          23,672      22,273
Accumulated other comprehensive income                       (419)       (199)
                                                         --------    --------

   Total Stockholders' Equity                              35,392      34,260
                                                         --------    --------

   Total Liabilities and Stockholders' Equity           $ 376,817   $ 369,957
                                                         ========    ========

              The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)



                                                          Six Months Ended
                                                              June 30,
                                                          2005        2004
                                                         ------     -------

Balance, beginning of period                           $ 34,260    $ 32,319

Comprehensive Income:
   Net income for period                                  2,314       2,075

   Net change in unrealized appreciation
   (depreciation) on
   investment securities available for sale,
   net of taxes                                            (220)       (583)
                                                        --------    --------

   Total comprehensive income                             2,094       1,492

Repurchase of common stock                                 (120)       (133)

Common stock sold to ESOP                                    73

Dividends declared                                         (915)       (872)
                                                        --------    --------

Balance, end of period                                 $ 35,392    $ 32,806
                                                        ========    ========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2005        2004
                                                         ------     -------
Cash Flows from Operating Activities:
   Net income                                          $  2,314    $  2,075
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         242         207
       Amortization of security premiums                     70         214
       Net (increase) decrease in loans held for sale     5,431         821
       Provision for loan losses                            180         120
       Intangibles amortization                             138         138
       (Increase)decrease in interest receivable            (22)        178
       Decrease in other assets                             211         341
       Increase(decrease) in accrued expenses               767         108
       (Gain)Loss on security transactions                  (23)       (321)
       Amortization of limited partnership investments      137         122
       Income from life insurance investment               (130)       (126)
                                                        -------     -------

   Net adjustments                                        7,001       1,802
                                                        -------     -------

   Net Cash Provided by Operating Activities              9,315       3,877
                                                        -------     -------

Cash Flows from Investing Activities:
   Purchase of investments available for sale           (12,817)    (18,054)
   Proceeds from sales of investments
      available for sale                                    807      10,330
   Proceeds from maturity of investments
      available for sale                                 12,138       8,906
   Net increase in loans                                (21,464)    (15,724)
   Purchase of property and equipment                      (278)       (145)
   Change in federal funds sold                           1,017       5,035
   Net (increase) decrease in interest
      bearing bank deposits                               5,974      (1,344)
                                                        -------     -------

   Net Cash Used in Investing Activities                (14,623)    (10,996)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase (decrease) in demand and savings
      deposits                                             (847)      7,291
   Net increase (decrease) in time deposits              11,563      (3,658)
   Net increase (decrease) in short-term debt            (7,975)      5,137
   Cash dividends paid                                     (915)       (872)
   Repurchases of common stock                             (120)       (133)
   Change in federal funds purchased                      1,557
   Proceeds from long-term debt                           5,000       4,000
   Proceeds from issuance of common stock                    73
   Repayment of long-term debt                           (4,237)     (3,764)
                                                        -------     -------

   Net Cash Provided by Financing Activities              4,099       8,001
                                                        -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents     (1,209)        882

Cash and Cash Equivalents, Beginning of Period            7,938       5,665
                                                        -------     -------

Cash and Cash Equivalents, End of Period               $  6,729    $  6,547
                                                        =======     =======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                  $  3,095    $  2,553
     Income taxes                                      $    595         700

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

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the six and three-month periods ended June 30, 2005 and June 30, 2004.

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

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2005 and December 31, 2004 follows:

                                        2005                        2004
                            ------------------------    ------------------------
                                 Carrying   Market      Carrying   Market
                                   Value     Value        Value     Value
          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations   $    110  $    110     $    110  $    110
                                   ------    ------      -------   -------

            Total                $    110  $    110     $    110  $    110
                                  =======   =======      =======   =======


                                        2005                        2004
                            ------------------------    -----------------------
                                   Market                 Market
                                   Value     Cost         Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations   $ 15,888  $ 16,046     $ 16,011  $ 16,086
          Equity securities         6,571     6,849        6,485     6,619
          Mortgage-backed
            securities              4,390     4,462        5,425     5,472
          Corporate bonds           2,400     2,500        2,466     2,500
          Municipals                  365       375          369       375
                                  -------   -------      -------    ------

            Total                $ 29,614  $ 30,232      $30,756   $31,052
                                  =======   =======       ======    ======

                               F & M BANK CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

             Loans outstanding at June 30, 2005 and December 31, 2004 are summarized as follows:

                                                          2005       2004

          Real Estate
            Construction                                $26,569   $ 17,365
            Mortgage                                    148,408    147,281
          Commercial and agricultural                    74,091     62,786
          Consumer                                       19,559     20,006
          Credit cards                                    1,403      1,478
          Other                                             374         56
                                                         ------     ------

            Total                                      $270,404   $248,972
                                                        =======   ========


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            A summary of transactions in the allowance for loan losses for the three months ended June 30, 2005 and 2004 follows:

                                         Six Months Ended  Three Months Ended
                                             June 30,           June 30,
                                          2005     2004      2005      2004
                                          -----   -----     ------   -------

          Balance, beginning of period   $1,511  $ 1,484    $1,566  $ 1,517
          Provisions charged to operating
            expenses                        180      120        90       60
          Net (charge offs) recoveries:
            Loan recoveries                  36       49        19        9
            Loan charge-offs                (68)    (141)      (16)     (74)
                                          -----   ------     -----   ------

            Total Net (Charge-offs)
              Recoveries *                  (32)     (92)        3      (65)
                                          -----    -----     -----   ------

            Balance, End of Period       $1,659  $ 1,512    $1,659  $ 1,512
                                          =====   ======     =====   ======

          * Components of net (charge-offs) recoveries:
              Real estate - Residential  $       $    (7)   $       $    (7)
              Commercial                      5      (57)        5       (9)
              Installment loans to
                individuals                 (37)     (28)       (2)     (49)
                                          -----    -----     -----   ------

            Total                        $  (32) $   (92)   $    3  $   (65)
                                          =====   ======     =====   ======

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

      Net income in the second quarter 2005 was $1,147,000 or $.48 per share, compared to $1,042,000 or $.43 per share the second quarter of 2004, an increase of 10.08%. Core operating earnings, (exclusive of securities gains, net of tax effect) totaled $1,132,000 in 2005 and $944,000 in 2004, an increase of 19.92%.
For the six months ended June 30, 2005, net income was $2,314,000 or $.96 per share compared to $2,075,000 in 2004 or $.86 per share. Net interest income through the end of the second quarter increased 12.51% compared with the prior year. Noninterest income decreased 5.96% and noninterest expense increased 8.21% during the same period.

      On an annualized basis, return on average assets through the end of the second quarter 2005 was 1.33% and return on average shareholders' equity was 13.32%. As of June 30, 2005, assets increased 1.85%, deposits increased 4.35% and loans held for investment increased 8.61% compared to amounts at December 31, 2004. The allowance for loan losses at the end of the second quarter was $1,659,000 or .61% of loans held for investment while shareholders' equity totaled $35,392,000. A quarterly dividend of $.19 per share was paid to shareholders of record.

Results of Operations

Year to Date

      The 2005 year to date tax equivalent net interest margin increased $683,000 or 12.24% compared to the same period in 2004. The yield on earning assets increased .29%, while the cost of funds increased .26% compared to the same period of 2004. These increases resulted as maturing assets and liabilities began to reprice at higher rates.

      Following two and a half years of accommodative monetary policy by the Federal Reserve's Federal Open Market Committee (FOMC); which began in January 2001 the FOMC reversed its monetary policy by stating "With underlying inflation still expected to be relatively low, the Committee believes that policy accommodation can be removed at a pace that is likely to be measured." The FOMC has raised the federal funds target rate from 1.00% to 3.25% in .25% increments beginning in June 2004 and continuing with each successive meeting, including June 2005. Although the Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position in the one year time horizon, management anticipates the increase in rates should prove beneficial to the net interest margin in future periods. A large percentage of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors.

      A schedule of the net interest margin for 2005 and 2004 is shown on page 19 as Table 1.

      Noninterest income decreased $85,000 in the first six months of 2005. Exclusive of securities transactions, other noninterest income items increased $213,000, or 19.26%. Service charges on deposit accounts have increased following the implementation of an overdraft privilege program which commenced during the second quarter of 2003. Items contributing to this increase include a $48,000 increase in overdraft fees following an increase in per item charges, a $70,000 increase in secondary market loan origination fees and a $103,000 increase in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and included $93,000 related to the recognition of deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This was done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion to income tax expense for the period.

      Noninterest expense increased $314,000 or 8.21% through June 30, 2005. Of the total, $125,000 (an 5.69% increase) can be attributed to salaries and employee benefits. This increase includes normal salary increases, related benefit accruals and increased staffing.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Quarter Ending June 30

      The Company's net income increased $105,000 to $1.147 million in 2005 as compared to the second quarter of 2004. After adjusting to exclude securities transactions, core earnings and earnings per share increased $188,000 or $.08 per share, respectively. Net interest income increased $358,000, while the tax equivalent net interest margin increased 6 bps to 3.93%. For the quarter, noninterest income, exclusive of securities transactions, increased significantly to $677,000 compared to $572,000 in 2004. The increase was primarily the result of an increase in origination fees generated on mortgage loans sold on the secondary market and increased overdraft charges. Noninterest expense increased 8.31%, or $161,000 in 2005. Of this amount, $95,000 related to increases in salaries and benefits expenses. Total salaries and benefits increased 8.70%, and include normal increases in base salaries, an increase in staffing, and increases in the associated benefit accruals.


Financial Condition

     Federal Funds Sold and Interest Bearing Bank Deposits

     The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay a market rate of interest that at quarter end was benchmarked at 3.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. At quarter end the Bank did not hold any balances in federal funds sold and balances in interest bearing bank deposits have declined due to continued strong loan demand.

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

    As of June 30, 2005, the cost of all securities available for sale exceeded their market value by $618,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income secuirites. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

   Investments in debt securities decreased $1,228,000 in the first six months of 2005; this decrease was the result of pool pay downs on mortgage backed securities and declines in market values due to the recent increase in market rates for similar investments. The Company generally invests in relatively short-term maturities due to the uncertainty in the direction of interest rates.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


    The decline in the value of the equities portfolio is consistent with the overall market volatility during the first six months of the year. To minimize risk the Company holds a diversified portfolio of equity securities, including blue chip stocks listed in the Dow Jones Industrial Average (DJIA), Real Estate Investment Trusts (REITs), Financial Stocks, Pharmaceuticals, and Utilities. Many of these equities have attractive dividend yields and are owned both for the income stream and potential growth in value. A review of these investments as of June 30, 2005, did not reveal any additional impairment to be recognized in excess of that which was recognized in either 2002 or 2004.

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

      Management has funded its loans held for sale primarily through short-term borrowings. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the second quarter, these loan participations averaged $19,684,000, with a maximum balance and quarter end balance of $41,719,000. During the quarter, the Bank increased its commitment to purchase loans from Gateway Bank from $30,000,000 to $45,000,000. Short-term borrowings from the FHLB to fund this program (and other short term needs) averaged $19,874,000 for the second quarter, with a maximum balance and quarter end balance of $43,500,000.

      The first six months of 2005 resulted in a $21,432,000 increase in the portfolio of loans held for investment. The increase in the loan portfolio is reflective of the strong local economy. This growth has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last year the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the recent growth in the portfolio.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, on which the original interest rate or repayment terms have been changed due to financial hardship. Nonperforming loans totaled $1,561,000 at June 30, 2005 compared to $2,243,000 of loans at December 31, 2004. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

       The following is a summary of information pertaining to risk elements and impaired loans:

                                           June 30,     December 31,
                                            2005             2004
                                         -----------    ---------

    Nonaccrual loans                    $   971,000   $  864,000
    Loans past due 90 days or more
     and still accruing interest            590,000    1,379,000
    Restructured loans                            0            0
                                        -----------    ---------

                                        $ 1,561,000   $2,243,000
    Percent of total loans                      .58%         .90%

        As of June 30, 2005 the Company did not hold any real estate that was acquired through foreclosure.

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

     The allowance for loan losses of $1,659,000 at June 30, 2005 is equal to ..61% of total loans. This compares to an allowance of $1,511,000 (.61%) at December 31, 2004. Management has increased its funding of the allowance compared to the first six months of 2004 by $60,000. Total funding for the year of $180,000 exceeded net charge-offs by $148,000.

     The allowance of .61% of loans outstanding remains well below the peer group average of 1.27%. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

      Deposits

   The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 8.7% through June 30. Certificates of deposit increased $11,565,000, while all other deposit types decreased a total of $848,000. Rising rates for certificates of deposit appear to have contributed to the decline in other deposits as both interest bearing demand deposits and savings deposits have declined slightly. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised two short term certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Long-term debt

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $3,776,000 in the first six months of the year. Additional borrowings totaled $5,000,000.

                In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.


Capital

   The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2005, the Company's total risk based capital and tier 1 risk based capital ratios were 12.94% and 12.29%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been sufficient to allow an increase in dividends in 2005 and management has no reason to believe this increased level of dividends will not continue.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


   Table II (page 20) contains an analysis which shows the repricing opportunities of earning assets and interest bearing liabilities as of June 30, 2005.

   As of June 30, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (5.32%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

   Stock Repurchase

   On June 12, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock. Repurchases were authorized to be made by the Company from time to time in the open market or in privately negotiated transactions during the year as, in the opinion of management, market conditions warrant. The repurchased shares are accounted for as retired stock. Shares repurchased and retired through June 30, 2005 total 26,861. Shares repurchased during the second quarter of 2005 totaled 1,800 shares at an average cost of $25.36 per share.

   Securities and Exchange Commission Web Site

   The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp., and the address is (http://www.sec.gov)


                                                    F & M BANK CORP.
                                              NET INTEREST MARGIN ANALYSIS
                                              (Dollar Amounts in Thousands)


                            Six Months Ended           Six Months Ended          Three Months Ended         Three Months Ended
                             June 30, 2005               June 30, 2004             June 30, 2005              June 30, 2004

                       Average   Income/  Rates    Average   Income/   Rates   Average  Income/  Rates   Average  Income/  Rates
                       Balance   Expense           Balance   Expense           Balance  Expense          Balance  Expense

Rate Related Income
   Loans held for
     Investment 1      $263,900  $8,389   6.36%   $216,791  $6,958    6.42%   $268,531  $4,307   6.42%  $230,447  $3,573    6.20%
   Loans held for Sale   16,810     348   4.14%      5,536      92    3.32%     19,684     216   4.39%       400       3    3.00%
   Federal funds sold     1,801      24   2.67%      3,792      18     .95%      1,079       8   2.97%     3,319       8     .96%
Bank deposits             4,703      45   1.91%      9,555      93    1.95%      3,720      18   1.94%     9,698      42    1.73%
Investments
     Taxable 3           23,433     395   3.37%     40,517     638    3.15%     23,448     196   3.34%    37,558     291    3.10%
Partially taxable 2,3     7,111     231   6.50%      9,675     276    5.71%      6,977     127   7.28%     9,664     144    5.96%
Tax exempt 2,3              375       9   4.80%        375       9    4.80%        375       5   5.33%       375       5    5.33%
                          -----  ------  ------     ------ -------  -------    -------  ------   -----   -------   -----  -------

   Total Earning Assets 318,133   9,441   5.94%    286,241   8,084    5.65%    323,814   4,877   6.02%   291,461   4,066    5.58%
                        -------   -----  ------    ------- -------  -------    -------  ------   -----   -------   -----  -------

Interest Expense
   Demand deposits       38,860      99    .51%     37,887     103     .54%     38,431      55    .57%    37,859      52     .55%
   Savings               48,575     241    .99%     48,731     219     .90%     48,122     131   1.09%    49,546     111     .90%
   Time deposits        126,349   1,875   2.97%    120,077   1,657    2.76%    129,534     986   3.04%   119,720     819    2.74%
   Short-term debt       24,971     347   2.78%      9,693      37     .76%     28,076     217   3.09%    12,641      28     .89%
   Long-term debt        31,422     618   3.93%     23,114     490    4.24%     31,146     304   3.90%    22,466     236    4.20%
                        -------   -----  ------    -------  ------   ------    -------   ------  -----    ------   -----   ------

   Total Interest Bearing
     Liabilities        270,177   3,180   2.35%    239,502   2,506    2.09%    275,309   1,693   2.46%   242,232   1,246    2.06%
                        -------   -----  ------    -------  ------   ------    -------   ------  -----    ------   -----    -----

   Net Interest Income 1         $6,261                     $5,578                      $3,184                    $2,820
                                  =====                     ======                       ======                    =====
   Net Yield on Interest
     Earning Assets 1                     3.94%                       3.90%                      3.93%                      3.87%
                                          =====                       =====                      =====                      =====



1 Interest income on loans includes loan fees.
2 An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4 Average balances include non-accrual loans.

                                                                     TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                                 JUNE 30, 2005
                           (In Thousands of Dollars)


                          0 - 3   4 - 12    1 - 5   Over 5      Not
                         Months   Months    Years    Years   Classified  Total

Uses of Funds

   Loans held for
     investment          59,388   23,140   168,733  19,143               270,404
   Loans held for sale   41,719                                           41,719
   Interest bearing
     bank deposits        1,296      891       694                         2,881
   Investment securities    980    7,536    14,204             15,447     38,167
                        -------  -------   -------  -------    ------    -------

   Total                103,383   31,567   183,631  19,143     15,447    353,171
                        -------  -------   -------  -------    ------    -------

Sources of Funds

   Interest bearing demand
     deposits                     11,195    20,883   4,844                36,922
   Savings deposits                9,513    28,538   9,513                47,564
   Time deposits
     $100,000 and over    2,858   12,941    14,779                        30,578
   Other time deposits   14,585   41,998    43,907                       100,490
   Short-term borrowings 50,944                                           50,944
   Long-term debt         3,301    6,405    14,368   3,150                27,224
                        -------  -------   -------  -------    ------    -------

   Total                 71,688   82,052   122,475  17,507               293,722
                        -------  -------   -------  -------    ------    -------

Discrete Gap             31,695  (50,485)   61,156   1,636     15,447     59,449

Cumulative Gap           31,695  (18,789)   42,366  44,002     59,449

Ratio of Cumulative Gap
   to Total Earning
   Assets                 8.97%   (5.32)%   12.00%   12.46%     16.83%

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

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote   On May  14,  2005,  the  shareholders
        of Security Holders -             held their annual meeting.  The
                                          following  items  were  approved  by
                                          the shareholders by the required
                                          majority:

                                          1) Election of the Board of Directors
                                             as proposed in the proxy material
                                             without any additions or
                                             exceptions.

                                                              Votes      Votes
                                                            "For" by   "Against"
                                                              Proxy     by Proxy

                                          John N. Crist     1,661,523     6,173
                                          Julian D. Fisher  1,654,939    12,757
                                          Daniel J Harshman 1,661,623     6,073
                                          Dean W. Withers   1,654,939    12,757

                                          2) Appointment of Larrowe & Company,
                                             P.L.C. as independent auditors as
                                             proposed in the proxy materials;
                                             1,651,829 votes "for",
                                             6,510 votes "against", and 9,357
                                             abstained.

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

                                 F & M BANK CORP.


                                 /s/ Dean W. Withers
                                 ---------------------------------------------
                                 Dean W. Withers
                                 President and Chief Executive Officer


                                 /s/ Neil W. Hayslett
                                 -----------------------------------------------
                                 Neil W. Hayslett
                                 Senior Vice President and Chief Financial
                                   Officer




August 10, 2005