Form 10-Q
period 2005-09-30
F&M BANK CORP
filed 2005-11-14
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



[ X ] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2005

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

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes    No  X
                                     ----  -----

    Indicate by check mark whether the  registrant is defined as a shell company
(as defined in Rule 12b-2 of the Act)  Yes           No  X
                                          ------       -----

    State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 31, 2005
   Common Stock, par value - $5                           2,405,473 shares

                               F & M BANK CORP.


                                     INDEX

                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2005 and 2004                              2

           Consolidated Statements of Income - Three Months
           Ended September 30, 2005 and 2004                              3

           Consolidated Balance Sheets - September 30, 2005
           and December 31, 2004                                          4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2005 and 2004                              5

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2005 and 2004         6

           Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    21

Item 4.    Controls and Procedures                                       21


PART II    OTHER INFORMATION                                             22

Item 1.    Legal Proceedings                                             22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   22

Item 3.    Defaults upon Senior Securities                               22

Item 4.    Submission of Matters to a Vote of Security Holders           22

Item 5.    Other Information                                             22

Item 6.    Exhibits                                                      22


           SIGNATURES                                                    23

Part I Financial Information
Item 1 Financial Statements
                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                  (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                          2005          2004
                                                       ----------    ---------
Interest Income
   Interest and fees on loans held for Investment       $12,918     $10,535
   Interest and fees on loans held for sale                 702         305
   Interest on federal funds sold                            56          21
   Interest on interest bearing deposits                     69         142
   Dividends on equity securities                           333         344
   Interest on debt securities                              529         879
                                                         ------      ------

   Total Interest Income                                 14,607      12,226
                                                         ------      ------

Interest Expense
   Interest on demand deposit                               164         152
   Interest on savings accounts                             380         337
   Interest on time deposits over $100,000                  689         512
   Interest on all other time deposits                    2,236       1,962
                                                         ------      ------

   Total interest on deposits                             3,469       2,963

   Interest on short-term debt                              743         149
   Interest on long-term debt                               902         756
                                                         ------      ------

   Total Interest Expense                                 5,114       3,868
                                                         ------      ------

Net Interest Income                                       9,493       8,358

Provision for Loan Losses                                   270         180
                                                         ------      ------

Net Interest Income after Provision for Loan Losses       9,223       8,178
                                                         ------      ------

Noninterest Income
   Service charges                                          772         690
   Insurance and other commissions                          214         267
   Other                                                    826         473
   Income on bank owned life insurance                      186         188
   Security gains                                            31         409
                                                         ------      ------

   Total Noninterest Income                               2,029       2,027
                                                         ------      ------

Noninterest Expense
   Salaries                                               2,609       2,403
   Employee benefits                                        930         886
   Occupancy expense                                        315         301
   Equipment expense                                        332         318
   Intangibles amortization                                 207         207
   Other                                                  1,900       1,562
                                                         ------     -------

   Total Noninterest Expense                              6,293       5,677
                                                         ------      ------

Income before Income Taxes                                4,959       4,528

   Income Taxes                                           1,435       1,361
                                                         ------      ------

   Net Income                                           $ 3,524     $ 3,167
                                                         ------      ======

Per Share Data
   Net Income                                           $  1.46    $   1.31
                                                         =======     =======

   Cash Dividends                                       $   .58    $    .55
                                                         =======     =======

   Weighted Average Shares Outstanding                2,409,310   2,416,526
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                          2005        2004
                                                       ----------    ------
Interest Income
   Interest and fees on loans held for investment       $ 4,564     $ 3,515
   Interest and fees on loans held for sale                 354         305
   Interest on federal funds sold                            32           3
   Interest on interest bearing deposits                     24          49
   Dividends on equity securities                           115         118
   Interest on debt securities                              169         247
                                                         ------      ------

   Total Interest Income                                  5,258       4,237
                                                         ------      ------

Interest Expense
   Interest on demand deposits                               65          49
   Interest on savings accounts                             139         118
   Interest on time deposits over $100,000                  259         174
   Interest on time deposits                                791         643
                                                         ------      ------

   Total interest on deposits                             1,254         984

   Interest on short-term debt                              396         112
   Interest on long-term debt                               284         266
                                                         ------      ------

   Total Interest Expense                                 1,934       1,362
                                                         ------      ------

   Net Interest Income                                    3,324       2,875

Provision for Loan Losses                                    90          60
                                                         ------      ------

   Net Interest Income after Provision for Loan Losses    3,234       2,815
                                                         ------      ------

Noninterest Income
   Service charges                                          276         223
   Insurance and other commissions                           84         101
   Other                                                    263         183
   Income on bank owned life insurance                       56          63
   Security gains (losses)                                    8          88
                                                         ------      ------

   Total Noninterest Income                                 687         658
                                                         ------      ------

Noninterest Expense
   Salaries                                                 909         801
   Employee benefits                                        310         293
   Occupancy expense                                        106         104
   Equipment expense                                        110         105
   Intangible amortization                                   69          69
   Other                                                    650         538
                                                         ------      ------

   Total Noninterest Expense                              2,154       1,910
                                                         ------      ------

Income before Income Taxes                                1,767       1,563

   Income Taxes                                             557         471
                                                         ------      ------

   Net Income                                           $ 1,210     $ 1,092
                                                         ------      ======

Per Share Data
   Net Income                                           $   .50    $    .45
                                                         =======     =======

   Cash Dividends                                       $   .20    $    .19
                                                         =======     =======

   Weighted Average Shares Outstanding                2,407,199   2,413,758
                                                      =========   =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                   September 30,  December 31,
     ASSETS                                            2005           2004
                                                   ------------   ---------
                                                    (Unaudited)   (Audited)
Cash and due from banks                               $ 7,624     $  7,938
Interest bearing deposits in banks                      3,241        9,231
Fed funds sold                                          1,904        1,017
Securities held to maturity (note 2)                      110          110
Securities available for sale (note 2)                 28,816       30,756
Other investments                                       7,816        7,934
Loans held for sale                                    22,354       47,150
Loans held for investment (note 3)                    280,773      248,972
   Less allowance for loan losses (note 4)             (1,634)      (1,511)
                                                       -------     --------

   Net Loans Held for Investment                      279,139      247,461

Bank premises and equipment                             4,818        4,824
Interest receivable                                     1,331        1,231
Deposit intangible                                      1,495        1,702
Goodwill                                                2,639        2,639
Bank owned life insurance (note 5)                      5,269        5,083
Other assets                                            2,755        2,881
                                                       ------      -------

   Total Assets                                      $369,311     $369,957
                                                      =======      =======

     LIABILITIES

Deposits
   Noninterest bearing demand                        $ 44,205     $ 40,694
   Interest bearing
     Demand                                            38,893       37,425
     Savings deposits                                  45,866       48,883
     Time deposits over $100,000                       31,259       24,661
     Time deposits                                    101,310       94,842
                                                       -------     -------

   Total Deposits                                     261,533      246,505

Short-term debt                                        41,178       57,362
Long-term debt                                         25,123       26,462
Accrued expenses                                        5,449        5,368
                                                       ------      -------

   Total Liabilities                                  333,283      335,697
                                                      -------      -------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,405,473 and
   2,412,530 issued
   and outstanding, in 2005 and 2004, respectively     12,027       12,058
Surplus                                                     4          128
Retained earnings                                      24,400       22,273
Accumulated other comprehensive income (loss)            (403)        (199)
                                                       -------     --------

   Total Stockholders' Equity                          36,028       34,260
                                                       ------      -------

Total Liabilities and Stockholders' Equity           $369,311     $369,957
                                                      =======      =======


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          2005         2004
                                                       ---------    --------

Cash Flows from Operating Activities:
   Net income                                           $ 3,524     $ 3,167
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         368         348
       Amortization of security premiums                    105         269
       Net (increase) decrease in loans held for sale    24,796     (54,738)
       Gain on security transactions                        (31)       (409)
       Income from life insurance investment               (186)       (188)
       Provision for loan losses                            270         180
       Decrease in interest receivable                     (101)        307
       Decrease in other assets                             126         232
       Intangible amortization                              207         207
       Increase in accrued expenses                         169         636
       Losses on limited partnership investments            229         183
                                                         ------      ------

   Total Adjustments                                     25,952     (52,973)
                                                         ------     --------

   Net Cash Provided by Operating Activities             29,476     (49,806)
                                                         ------     --------

Cash Flows from Investing Activities:
   Proceeds from maturity of investments
      held to maturity                                                  760
   Proceeds from sales of investments available
      for sale                                            1,649      20,817
   Proceeds from maturity of investments available
      for sale                                           12,610      15,650
   Purchase of investments available for sale           (12,820)    (20,231)
   Net change in interest bearing bank deposits           5,989       2,001
   Net change in federal funds sold                        (887)      5,035
   Net increase in loans held for investment            (31,947)    (25,665)
   Purchase of property and equipment                      (361)       (211)
                                                         -------     -------

   Net Cash Used in Investing Activities                (25,767)     (1,844)
                                                        --------     -------

Cash Flows from Financing Activities:
   Net change in demand and savings deposits              1,963      10,336
   Net change in time deposits                           13,065      (3,706)
   Net change in short-term debt                        (16,184)     48,822
   Repurchase of common stock                              (228)       (194)
   Repayment of long-term debt                           (6,338)     (5,436)
   Proceeds of long-term debt                             5,000       4,000
   Proceeds from issuance of common stock                    73
   Payment of dividends                                  (1,374)     (1,328)
                                                         -------     -------

   Net Cash Provided by Financing Activities             (4,023)     52,494
                                                         -------     ------

Net Decrease (Increase) in Cash and Cash Equivalents       (314)        844
Cash and Cash Equivalents, Beginning of Period            7,938       5,665
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 7,624     $ 6,509
                                                         ======      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $ 5,013     $ 3,926
     Income taxes                                           970         700

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                          2005         2004
                                                       ----------   -------

Balance, beginning of period                            $34,260     $32,319

Comprehensive Income
   Net income                                             3,524       3,167
   Net change in unrealized appreciation on securities
     available for sale, net of taxes                      (204)       (351)
                                                         -------     -------

   Total comprehensive income                             3,320       2,816

Repurchase of common stock                                 (228)       (194)

Common stock sold to ESOP                                    73

Dividends declared                                       (1,397)     (1,328)
                                                         -------     -------

Balance, end of period                                  $36,028     $33,613
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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the nine and three month periods ended September 30, 2005 and September 30, 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the 2004 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2005 and December 31, 2004 are as follows:

                                          2005                 2004
                                   --------------------   -----------------
                                              Market                Market
                                     Cost      Value       Cost      Value

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   110   $    110    $    110   $   110
                                    ------    -------     -------    ------

            Total                  $   110   $    110    $    110   $   110
                                    ======    =======     =======    ======


                                           2005                  2004
                                    -----------------      ----------------

                                    Market                Market
                                     Value     Cost        Value     Cost

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $15,850   $ 16,027    $ 16,011   $16,086
          Equity securities          6,360      6,548       6,485     6,619
          Mortgage-backed
            securities               3,896      3,979       5,425     5,472
          Corporate Bonds            2,344      2,500       2,466     2,500
          Municipals                   366        375         369       375
                                    ------    -------     -------    ------

            Total                  $28,816   $ 29,429    $ 30,756   $31,052
                                    ======    =======     =======    ======

                               F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS HELD FOR INVESTMENT:

             Loans outstanding at September 30, 2005 and December 31, 2004 are summarized as follows:

                                                         2005         2004
          Real Estate
            Construction                               $ 33,792    $ 17,365
            Residential                                 141,755     147,281
          Commercial and agricultural                    83,661      62,786
          Installment loans to individuals               19,967      20,006
          Credit cards                                    1,475       1,478
          Other                                             123          56
                                                         ------     -------

            Total                                      $280,773    $248,972
                                                        =======     =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses follows:

                                         Nine Months Ended   Three Months Ended
                                           September 30,       September 30,
                                           2005     2004     2005     2004
                                           ----     ----     ----     ----

          Balance, beginning of period   $1,511   $1,484    $1,659   $1,512
          Provisions charged to
            operating expenses              270      180        90       60
          Net (charge-offs) recoveries:
            Loan recoveries                  46       66        10       17
            Loan charge-offs               (193)    (182)     (125)     (41)
                                          ------   -----     ------   -----

          Total Net Charge-Offs *          (147)    (116)     (115)     (24)
                                          ------   -----     ------   -----

          Balance, End of Period         $1,634   $1,548    $1,634   $1,548
                                          =====    =====     =====    =====

         *Components of Net Charge-Offs
            Real Estate                               (7)
            Commercial                     (100)     (61)     (105)      (4)
            Installment                     (47)     (48)      (10)     (20)
                                          ------   -----     ------   -----

            Total                        $ (147)  $ (116)   $ (115)  $  (24)
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

     The Bank is a full service commercial bank offering a wide range of banking and financial services through its seven branch offices. Two new branches have been approved by the regulatory authorities. One office is approximately two miles east of the Harrisonburg city limits on Route 33. This office will be owned by the Bank and is currently under construction. The second office will be located on Port Republic Road in Harrisonburg. It is a leased facility; build out of the existing shell will begin during the fourth quarter. Both offices are expected to open during the first half of 2006. Also, during the third quarter of 2005, the Bank began operating a courier service which picks up commercial deposits on a daily basis in the Harrisonburg area. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Overview

     Net income for the third quarter of 2005 was $1,210,000 or $.50 per share, compared to $1,092,000 or $.45 in the third quarter of 2004, an increase of 10.81%. Core operating earnings, (exclusive of securities transactions, net of tax effect) totaled $1,230,000 in 2005 and $1,034,000 in 2004, an increase of 18.96%. For the nine months ended September 30, 2005, net income was $3,524,000 or $1.46 per share compared to $3,167,000 or $1.31 in 2004. This was an increase of 11.27%. During the third quarter, noninterest income, exclusive of securities transactions, increased 19.12% and noninterest expense increased 12.78% during the same period.

Results of Operations

Year to Date

     The 2005 year to date tax equivalent net interest margin increased $1,134,000 or 13.33% compared to the same period 2004. The yield on earning assets increased .41%, while the cost of funds increased .39% compared to the same period in 2004. These increases resulted as maturing assets and liabilities began repricing at higher rates.

     Following two and a half years of accommodative monetary policy by the Federal Reserve's Federal Open Market Committee (FOMC); which began in January 2001, the FOMC reversed its monetary policy by stating "With underlying inflation still expected to be relatively low, the Committee believes that policy accommodation can be removed at a pace that is likely to be measured." The FOMC has raised the federal funds target rate from 1.00% to 4.00% in .25% increments beginning in June 2004 and continuing with each successive meeting, including November 2005. Although the Interest Sensitivity Analysis on page 20 indicates the Company is in a liability sensitive position in the one year time horizon, management anticipates the increase in rates should prove beneficial to the net interest margin in future periods. A large portion of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors.

     A schedule of the net interest margin for 2005 and 2004 can be found in Table I on page 19.

     Noninterest income, exclusive of securities transactions, increased $380,000 or 23.49% through three quarters of 2005. Items contributing to the increase include a $104,000 increase in overdraft fees, a $30,000 increase in card-related (credit, debit, merchant and ATM) fees, a $123,000 increase in secondary market loan origination fees and a $106,000 increase in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and included $93,000 related to the recognition of deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


     Noninterest expense increased $616,000 in 2005. Of the total, $250,000 (a 7.60% increase) can be attributed to salaries and employee benefits. This increase includes normal salary increases, growth in staff, and an increase in the cost of group insurance of 14.62% Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 15.33% in 2005 compared to 2004. Areas of increase include $31,000 in audit and examination fees, $34,000 in FDIC insurance assessment, $65,000 in legal and professional fees, $34,000 in bank franchise tax, $40,000 in ATM and data processing expenses, and $26,000 in postage, freight and supplies. Noninterest expense as an annualized percentage of average assets equals 2.24% and is comparable to the prior year. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, peer group noninterest expenses averaged approximately 3.02% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Quarter Ending September 30

     The Company's net income increased $118,000 to $1.210 million compared to the third quarter of 2004. After adjusting to exclude securities transactions, core earnings and earnings per share increased $196,000 or 18.96%. Net interest income increased $449,000, while the tax equivalent net interest margin increased 21 basis points to 4.00%. The growth in the margin is a result of volume increases as earning assets increased $32,305,000 compared to the same period in the prior year. The average balance of loans held for investment increased $45,619,000.

     Loans held for sale consist of short term mortgage participations that have an average life of approximately fifteen days. These loans have been funded primarily though an increase in short-term debt (overnight borrowings). The growth in the loan portfolio within the Bank's primary service areas was funded through a combination of a decrease in interest bearing bank deposits, a decrease in the securities portfolio of the Bank and deposit growth.

     Noninterest income, exclusive of securities transactions, increased 19.12% due primarily to substantially higher income from overdraft fees (up $57,000) and secondary market mortgage origination income (up $53,000). Personnel expenses increased 11.43% and other noninterest expenses increased 14.58% in the quarter for the same reasons cited in the nine month discussion.


Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

     The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 3.75% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in interest bearing bank deposits have decreased due to growth in the loan portfolio.

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

     As of September 30, 2005, the cost of all securities available for sale exceeded their market value by $613,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

     Investments in debt securities decreased $1,815,000 in the first nine months of 2005; this decrease was the result of pool pay downs on mortgage backed securities and the previously mentioned declines in market values due to rising short term rates. The remainder of the portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately one and quarter years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities in 2006 total $12,000,000 and these bonds have and average yield of approximately 2.75%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are approximately 200 BP higher.

     The Company's equity securities portfolio was $188,000 below cost at September 30, 2005. Gains totaling $31,000 have been taken within the equities portfolio during 2005. The decline in the value of the equities portfolio is consistent with the overall market volatility during the first nine months of the year. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

     A review of these investments as of September 30, 2005, revealed one investment that appeared to be impaired based on the criteria management has employed for the last several years to assess impairment. The security was written down by $32,000 ($21,000 net of tax). No other security was impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, assisted living facilities and the aforementioned mortgage participations. Management and the Board of Directors review these concentrations quarterly.

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

     Management has funded its loans for sale through the use of short-term borrowings from the FHLB. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the third quarter, these loan participations have averaged $28,978,000, with a maximum and quarter end balance of 42,823,000 and $22,354,000, respectively. The Bank has made a commitment to purchase up to a maximum of $45,000,000 of these loans.

     The first nine months of 2005 resulted in an increase of $31,800,000 in the Bank's core loan portfolio. The increase in the loan portfolio is reflective of the strong local economy. The growth has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last year and a half, the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the recent growth in the portfolio.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $1,142,000 at September 30, 2005 compared to $2,243,000 at December 31, 2004. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2005, the Company does not hold any real estate which was acquired through foreclosure.

     The following is a summary of information pertaining to risk elements and impaired loans:

                                       September 30,   December 31,
                                        2005             2004
                                       -----------    ---------

    Nonaccrual loans                   $ 229,000      $ 864,000
    Loans past due 90 days or more
     and still accruing interest         913,000      1,379,000
    Restructured loans                         0              0
                                        --------       --------

                                      $1,142,000     $2,243,000
    Percent of loans held for
     investment                             .41%           .90%

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     The allowance for loan losses of $1,634,000 at September 30, 2005 is equal to .58% of loans held for investment. This compares to an allowance of $1,511,000 (.61%) at December 31, 2004. Management has funded the allowance at a rate of $30,000 per month throughout the year of 2005, for a total of $270,000. Total charge-offs, net of recoveries, equal $147,000 year to date. This is equivalent to an annualized loss rate of .07% of total loans. In recent years, the company has had an average loss rate of .08% which is less than one half the loss rate of its peer group.

     The overall level of the allowance is well below its peer group average. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Deposits and Other Borrowings

     The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $15,028,000 since December 31, 2004. Time deposits increased $13,066,000 during this period while demand deposits and savings deposits increased $1,962,000. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised two short term certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts.

Short-term debt

     Short-term debt consists of federal funds purchased, commercial repurchase agreements (repos.) and daily rate credit from the Federal Home Loan Bank
(FHLB). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank's primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.

Long-term debt

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $5,646,000 through September 30, 2005. Additional borrowings of $5,000,000 were obtained to assist in funding the growth in the loans held for investment.

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

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2005, the Company's total risk based capital and total capital to total assets ratios were 13.37% and 9.76%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the third quarter dividend in 2005 of 5.26%.

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

     As of September 30, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (4.44%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

     A summary of asset and liability repricing opportunities is shown in Table II.

Stock Repurchase

     On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. Through the end of the third quarter of 2005, a total of 31,189 shares have been repurchased and retired. During the third quarter of 2005 4,328 shares were repurchased, at an average cost of $24.68 per share.

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

TABLE I

                                                               F & M BANK CORP.
                                                         NET INTEREST MARGIN ANALYSIS
                                                         (Dollar Amounts in Thousands)


                             Nine Months Ended             Nine Months Ended          Three Months Ended       Three Months Ended
                             September 30, 2005            September 30, 2004         September 30, 2005       September 30, 2004

                          Average   Income/   Rates    Average    Income/  Rates   Average   Income/  Rates  Average  Income/  Rates
                          Balance   Expense            Balance    Expense          Balance   Expense         Balance  Expense

Rate Related Income
   Loans held for
     investments (1)(,2) $268,020  $ 12,975   6.45%   $221,247   $ 10,569   6.37%  $275,890  $4,621   6.70%  $230,271  $3,617  6.28%
   Loans held for sale     20,911       702   4.48%     13,256        316   3.18%    28,978     354   4.89%    28,583     218  3.05%
   Federal funds sold       2,447        56   3.05%      2,891         21    .97%     3,718      32   3.44%     1,089       3  1.10%
   Bank deposits            4,305        69   2.14%      9,229        142   2.05%     3,191      24   3.01%     8,577      49  2.29%
   Investments
     Taxable(3)            23,042       580   3.36%     37,192        881   3.16%    22,272     185   3.32%    30,541     243  3.18%
     Partially
       taxable(2,3)         6,988       362   6.91%      9,675        435   5.99%     6,991     131   7.50%     9,674     159  6.57%
     Tax exempt (2,3)         375        13   4.62%        375         13   4.53%       375       4   4.27%       375       4  4.27%
                           ------   -------   -----     ------     ------   ----     ------   ----    ----     ------    ----  ----

   Total Earning Assets   326,088    14,757   6.03%    293,865     12,377   5.62%   341,415   5,351   6.27%   309,110   4,293  5.54%
                           ------   -------   -----     ------     ------   ----     ------   ----    ----     ------    ----  ----

Interest Expense
   Demand deposits         38,837       164    .56%     38,035        152    .53%    39,403      65    .66%    38,331      49   .51%
   Savings                 47,958       380   1.06%     49,564        337    .91%    46,743     139   1.19%    51,229     118   .92%
   Time deposits          128,279     2,925   3.04%    119,459      2,474   2.76%   132,077   1,050   3.18%   118,224     817  2.76%
   Short-term debt         31,282       743   3.17%     16,184        149   1.23%    43,883     396   3.61%    29,165     112  1.54%
   Long-term debt          28,121       902   4.28%     23,501        756   4.29%    26,357     284   4.31%    24,276     266  4.38%
                           ------   -------   -----     ------     ------   ----     ------   ----    ----     ------    ----  ----


   Total Interest Bearing
     Liabilities          274,477     5,114   2.48%    246,743      3,868   2.09%   288,463   1,934   2.68%   261,225   1,362  2.09%
                           ------   -------   -----     ------     ------   ----     ------   ----    ----     ------    ----  ----

   Net Interest Income (1)          $ 9,643                        $8,509                    $3,417                    $2,931
                                    =======                        ======                    ======                    ======

   Net Yield on Interest
     Earning Assets (1)                       3.94%                         3.86%                     4.00%                    3.79%
                                              =====                        =====                     ======                   ======


(1) Interest income on loans includes loan fees.
(2) An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable assets.
(3) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                              September 30, 2005
                           (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                        0 - 3    4 - 12   1 - 5     Over 5     Not
                        Months   Months   Years     Years   Classified  Total

Uses of Funds

   Loans
      Commercial       $50,302  $ 6,882   $22,462   $ 4,015   $         $ 83,661
      Installment        1,760      999    18,392       414               21,565
      Real estate for
         investments    20,399   12,294   122,383    20,471              175,547
      Real estate
         for sale       22,354                                            22,354
      Credit cards       1,475                                             1,475
   Federal funs sold     1,904                                             1,904
   Interest bearing
      bank deposits      1,458      891       595                          2,944
   Investment securities   952    9,399    11,818              14,573     36,742
                        ------    -----   -------    ------    ------    -------

   Total               100,604   30,465   175,650    24,900    14,573    346,192
                        ------    -----   -------    ------    ------    -------

Sources of Funds

   Interest bearing
      demand deposits            11,484    22,100     5,308               38,892
   Savings deposits               9,173    27,520     9,173               45,866
   Certificates of
      deposit
      $100,000 and
      over               4,983   11,899    14,377                         31,259
   Other certificates
      of deposit        19,681   37,015    44,614                        101,310
   Short-term
      borrowings        41,178                                            41,178
   Long-term borrowings  3,615    5,884    12,753       871               23,123
                        ------    -----    -------    ------    ------   -------

   Total                69,457   75,455   121,364    15,352              281,628
                        ------   -----    -------    ------    ------    -------

Discrete Gap            31,147  (44,990)   54,286     9,548    14,573     64,564

Cumulative Gap          31,147  (13,843)   40,443    49,991    64,564

Ratio of Cumulative
   Gap to Total          9.00%   (4.00)%   11.68%     14.44%    18.65%
   Earning Assets


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2005. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Changes in Internal Controls

     During the period reported upon, there were no significant changes in F & M Bank Corp.'s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

     Due to the nature of the Company's business as stewards of assets of customers; internal controls are of the utmost importance. The Company has established procedures during the normal course of business to reasonably ensure that fraudulent activity of either a material amount to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of S. B. Hoover, LLP, a public accounting firm, to complete regular internal audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of S. B. Hoover are presented to management of the Bank and to the Audit Committee of the Company.

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

                                       F & M BANK CORP.


                                       /s/ DEAN W. WITHERS
                                       -------------------------------
                                       Dean W. Withers
                                       President and Chief Executive Officer



                                       /s/ NEIL W. HAYSLETT
                                       -------------------------------
                                       Neil W. Hayslett
                                       Senior Vice President and Chief Financial
                                          Officer

November 14, 2005