Form 10-K
period 2005-12-31
F&M BANK CORP
filed 2006-03-29
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2005
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Sarbanes Act. Yes [ ] No [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The registrant's Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,187,895 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2005 was approximately $54,916,165 based on the closing sales price of $25.10 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

As of the close of business on March 1, 2006, there were 2,401,884 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2006 (the "Proxy Statement").














                                TABLE OF CONTENTS

                                     PART I
                                                                        Page

Item 1  Business                                                          1

Item 1A Risk Factors                                                      5

Item 1B Unresolved Staff Comments                                         6

Item 2  Properties                                                        7

Item 3  Legal Proceedings                                                 7

Item 4  Submission of Matters to a Vote of Security Holders               7

                                     PART II

Item 5  Market for Registrant's Common Equity and Related
        Stockholder Matters and Issuer Purchases of Equity Securities     8

Item 6  Selected Financial Data                                           9

Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10

Item 8  Financial Statements and Supplementary Information               29

Item 9  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                           56

Item 9A Controls and Procedures                                          56

Item 9B Other Information                                                56

                                    PART III

Item 10 Directors and Executive Officers of the Registrant               57

Item 11 Executive Compensation                                           57

Item 12 Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters                                  57

Item 13 Certain Relationships and Related Transactions                   57

Item 14 Principal Accounting Fees and Services                           57

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules                       58

PART I

Item 1. Business

General

F & M Bank Corp. (the "Company" or "we"), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services, Inc. (FMFS) is a wholly owned subsidiary of Farmers & Merchants Bank.

Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993.

The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage and other financial services to customers of Farmers & Merchants Bank.

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

Recent Developments

The Bank is currently in various stages of development with three new branch offices. The first office is a leased facility containing approximately 1312 square feet, located at 1085 Port Republic Road, Harrisonburg, Virginia. This will be a full-service facility, staffed by approximately six full-time equivalent employees. The facility will have two drive-in teller lanes and a drive-up ATM. The facility will open on April 3, 2006.

The second office that has been approved by the banking regulatory agencies is located at 80 Cross Keys Road, Harrisonburg, Virginia. This facility is currently under construction, is owned by the Bank and will contain approximately 6300 square feet. This will be a full-service facility employing approximately fifteen full-time equivalent employees, including branch staff, business development officers, an investment officer and mortgage production staff. The facility will have three drive-in teller lanes, and a drive-up ATM. We anticipate opening this facility in August 2006. Concurrently with the opening of this office we will close our branch office located at the Elkton Plaza Shopping Center, Elkton, Virginia and our mortgage origination/investment sales office located at 207 University Boulevard, Harrisonburg, Virginia. The employees at both of these locations will transfer to the new branch to form the core of the staffing for this new facility.

We also have a pending application with the Federal Reserve and the State Corporation Commission to establish a branch located at 700 East Main Street, Luray, Virginia. Action is expected on this application by March 31, 2006. This is a leased facility containing approximately 1880 square feet. This will be a full-service facility, staffed by approximately seven full-time equivalent employees. The facility will have three drive-in lanes and a drive-up ATM and is expected to open sometime during mid-summer 2006.

Filings with the SEC.

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission ("SEC"). These reports are posted and are available at no cost on the Company's website, www.farmersandmerchants.biz, as soon as reasonably practicable after the Company files such documents with the SEC. The Company's filings are also available through the SEC's website at www.sec.gov.

Employees

On December 31, 2005, F & M Bank Corp., the Bank, TEB and FMFS had 114 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F&M Bank Corp.

Competition

The Bank's offices face strong competition from numerous other financial institutions. These other institutions include large national and regional banks, other community banks, nationally chartered savings banks, credit unions, consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition for loans and deposits is affected by a variety of factors including interest rates, types of products offered, the number and locations of branch offices, marketing strategies and the reputation of the Bank within the communities served.

Regulation and Supervision

General. The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to state member banks of the Federal Reserve System.

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

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. TEB Life acts as the primary re-insurer for credit life insurance sold through the Bank. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V, VII, VIII, IX, X and Historic Equity Fund I. These funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board. Such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not for the stockholders of F & M Bank Corp.

Payment of Dividends. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company, as well as the payment of dividends by the Company to its respective shareholders.

The Bank is subject to various statutory restrictions on their ability to pay dividends to the Company. Under the current regulatory guidelines, prior approval from the Board of Governors of the Federal Reserve System is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines.

Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice. Based on the Bank's current financial condition, the Company does not expect that any of these laws will have any impact on its ability to obtain dividends from the Bank.

Capital Requirements.The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2005 were 13.54% and 14.24%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) ("Tier 1 leverage ratio"). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2005, was 9.13%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Gramm-Leach-Bliley Act .Effective on March 11, 2001, the Gramm-Leach-Bliley Act (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

USA Patriot Act of 2001. In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcements' and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Community Reinvestment The requirements of the Community Reinvestment Act are also applicable to the Bank. The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Item 1A. - Risk Factors

General economic conditions, either national or within the Company's local markets.

The Company is affected by general economic conditions in the United States and the local markets within which it operates. An economic downturn within the Company's markets, or the nation as a whole; a significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company's control could negatively impact the growth rate of loans and deposits, the quality of the loan portfolio, loan and deposit pricing and other key factors of the Company's business. Such negative developments could adversely impact the Company's financial condition and performance.

Changes in interest rates could affect the Company's income and cash flows.

The direction and speed of interest rate changes affects our net interest margin and net interest income. Typically, in a period of declining interest rates our net interest income is negatively affected in the short term as our interest earning assets (primarily loans and investment securities) reprice more quickly than our interest bearing liabilities (deposits and borrowings).

We attempt to mitigate this risk by maintaining a neutral position regarding the volume of assets and liabilities that mature or reprice during any period; however, interest rate fluctuations, loan prepayments, loan production and deposit flows constantly change and influence the ability to maintain a neutral position. Generally speaking, the Company's earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and reprice in any period. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company's net interest margin may be impacted.

The Company faces substantial competition that could adversely affect the Company's growth and/or operating results.

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, and have greater financial resources and lending limits.

There could be an adverse effects on the way in which we do business if we do not maintain our capital requirements and our status as a `well-capitalized" bank.

The Bank is subject to regulatory capital adequacy guidelines. If the Bank fails to meet the capital adequacy guidelines for a "well-capitalized" bank, it could increase the regulatory scrutiny for the Bank and the Company; increase our FDIC insurance premiums, and could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the result of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if unable to identify attractive markets, locations or opportunities to expand in the future. The ability to manage growth successfully also depends on whether the Company can maintain capital levels adequate to support its growth, maintain cost controls, asset quality and successfully integrate any businesses acquired into the organization.

As the Company continues to implement its growth strategy by opening new branches it expects to incur increased personnel, occupancy and other operating expenses. The Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company's plans to branch could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

The Company's exposure to operational risk may adversely affect the Company.

Similar to other financial institutions, the Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

The Company's concentration in loans secured by real estate may adversely impact earnings due to changes in the real estate markets.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of the Company's loans are secured by real estate (both residential and commercial) in the Company's market area. A major change in the real estate market, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect the customers' ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Company tries to limit its exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company's consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Item 1B. - Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2005.

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

Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA, four in Harrisonburg, VA, and one ATM at a convenience store in Edinburg, VA.

Item 3. Legal Proceedings

In the normal course of business, the Company may become involved in litigation arising from banking, financial, or other activities of the Company. Management after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

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

Transfer Agent and Registrar

Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,878,100 and $1,785,994 in 2005 and 2004, respectively. Regular quarterly dividends have been declared for forty-eight consecutive quarters. Dividends per share increased 5.41% in 2005.

The ratio of dividends per share to net income per share was 38.70% in 2005, compared to 41.06% in 2004. The decision as to timing, amount and payment of dividends is at the discretion of the Company's Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

Stock Repurchases

On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Shares are repurchased either through broker-arranged transactions or directly from the shareholder at the discretion of management. The decision to purchase shares is based on factors including market conditions for the stock and the availability of cash. Shares repurchased through the end of 2005 total 35,125; of this amount, 12,404 shares were repurchased in 2005.

The number of common shareholders of record was approximately 1,672 as of March 1, 2006. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

                 2005                             2004
            Per Share Range    Per Share    Stock Price Range   Per Share
 Quarter     Low      High      Dividend      Low      High      Dividend

   1st      26.00     26.50        .19       22.40     25.50        .18
   2nd      24.15     26.20        .19       23.75     27.25        .18
   3rd      24.60     25.25        .20       23.55     24.50        .19
   4th      24.75     26.00        .20       24.50     27.00        .19

   Total                           .78                              .74

Item 6

Five Year Summary of Selected Financial Data
(Dollars in thousands,        2005        2004        2003        2002        2001
  except per share data)

Income Statement Data:
  Interest and Dividend
   Income                 $   19,878  $   16,804  $   16,683  $   17,846  $   17,681
  Interest Expense             6,998       5,396       6,010       7,390       9,494
                          ----------  ----------  ----------  ----------  ----------

  Net Interest Income         12,880      11,408      10,673      10,456       8,187
  Provision for Loan
   Losses                        360         240         226         387         204
                          ----------  ----------  ----------  ----------  ----------

  Net Interest Income
   After Provision for
   Loan Losses                12,520      11,168      10,447      10,069       7,983
  Noninterest Income           2,643       2,254       2,308       1,380       1,158
  Securities Gains
   (Losses)                       71         532         179       (182)       1,252
  Noninterest Expenses         8,608       7,741       7,256       6,448       5,728
                          ----------  ----------  ----------  ----------  ----------

  Income before Income
   Taxes                       6,626       6,213       5,678       4,819       4,665
  Income Tax Expense           1,846       1,863       1,666       1,315       1,435
                          ----------  ----------  ----------  ----------  ----------

  Net Income              $    4,780  $    4,350  $    4,012  $    3,504  $    3,230
                          ==========  ==========  ==========  ==========  ==========

Per Share Data:
  Net Income              $     1.99  $     1.80  $     1.66  $     1.44  $     1.33
  Dividends Declared             .78         .74         .70         .66         .63
  Book Value                   15.22       14.21       13.35       12.19       11.74

Balance Sheet Data:
  Assets                  $  346,328  $  369,957  $  309,126  $  303,149  $  272,673
  Loans Held for
   Investment                277,398     248,972     211,231     201,980     176,625
  Loans Held for Sale          3,528      47,150           -           -           -
  Securities                  34,921      38,800      61,230      69,602      63,987
  Deposits                   267,310     246,505     240,715     228,284     208,279
  Short-Term Debt             14,345      57,362       6,389       8,308      10,696
  Long-Term Debt              22,808      26,462      24,784      32,312      20,983
  Shareholders' Equity        36,567      34,260      32,319      29,541      28,597
  Average Shares
   Outstanding                 2,404       2,414       2,418       2,429       2,431

Financial Ratios:
  Return on Average
   Assets(1)                   1.34%       1.31%       1.29%       1.21%       1.26%
  Return on Average
   Equity(1)                  13.56%      13.11%      13.13%      12.12%      11.47%
  Net Interest Margin          3.95%       3.82%       3.82%       4.03%       3.52%
  Efficiency Ratio (2)        53.07%      54.02%      53.96%      51.28%      56.93%
  Dividend Payout Ratio       38.70%      41.06%      42.17%      45.72%      47.45%

Capital and Credit Quality Ratios:
  Average Equity to
   Average Assets(1)           9.86%      10.00%       9.86%       9.98%      11.02%
  Allowance for Loan
   Losses to Loans(3)           .60%        .61%        .70%        .73%        .73%
  Nonperforming Assets
   to Total Assets              .20%        .63%        .52%        .86%        .40%
  Net Charge-offs to
   Total Loans(3)               .07%        .09%        .10%        .10%        .06%

(1) Ratios are primarily based on daily average balances.
(2) The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.
(3) Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

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

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2005 or 2004. Application of the non-amortization provisions of the Statement resulted in additional net income of $190,000 for the years ended December 31, 2005, 2004 and 2003.

Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposits, net of amortization, amounted to $1,426,000 and $1,702,000 at December 31, 2005 and 2004, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.

Securities Impairment

The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $119,000 for 2005, $162,000 for 2004 and $100,000 for 2003.

Overview

The Company's net income for 2005 totaled $4,780,000 or $1.99 per share, up 9.90% from $4,350,000 or $1.80 a share in 2004. Return on average equity increased in 2005 to 13.56% versus 13.11% in 2004, while the return on average assets increased from 1.31% to 1.34%. The Company's operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries, and the non-cash amortization of acquisition intangibles, were $4,765,000 in 2005 versus $4,177,000 in 2004, an increase of 14.07%. Core profitability improved as a result of an increase in net interest income of 12.90%.

See page 9 for a five-year summary of selected financial data.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Net Income per Common Share
                                                      2005 to 2004 2004 to 2003

Prior Year Net Income Per Share                       $       1.80  $     1.66
  Change from differences in:
  Net interest income                                          .64         .30
  Provision for credit losses                                 (.05)       (.01)
  Noninterest income, excluding securities gains               .17        (.02)
  Securities gains                                            (.19)        .15
  Noninterest expenses                                        (.38)       (.20)
  Income taxes                                                  -         (.08)
                                                       -----------   ---------

  Total Change                                                 .19         .14
                                                       -----------   ---------

Net Income Per Share                                  $       1.99  $     1.80
                                                       ===========   =========

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

Net interest income for 2005 was $12,880,000 representing an increase of $1,472,000 or 12.90%. A 6.89% increase in 2004 versus 2003 resulted in total net interest income of $11,408,000. In this discussion and in the tabular analysis of net interest income performance, entitled "Consolidated Average Balances, Yields and Rates," (found on page 13), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.

The analysis on the next page reveals an increase in net interest margin to 3.95% in 2005 primarily due to the increase in loan volume and the Federal Reserve's measured increase in rates during the year. During 2004 the net interest margin was flat resulting from the Federal Reserve's accommodative monetary stance.

Loans held for investment increased in 2005 to 83.05% of total earning assets as compared to 74.85% in 2004. This increase in loan volume and the overall increase in rates generated interest income that more than offset the decline in volume in other asset categories. Tax equivalent income on earning assets increased $2,917,000, supported by the increase in loan income of $3,248,000. Increased yields in most asset categories resulted in overall increase in the yield on earning assets increased .50 %.

Interest bearing liabilities experienced increased costs during 2005, with the cost of funds rising .46% compared to a decline of .39% in 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Average Balances, Yields and Rates(1)

                                  2005                              2004                            2003
                       -------------------------        ---------------------------     -------------------------

                       Balance   Interest   Rate        Balance    Interest     Rate    Balance    Interest   Rate

ASSETS
Loans:(2)
   Commercial          $ 75,219   $ 4,793   6.37%       $ 53,624    $ 3,078      5.74%  $ 48,848   $ 3,020    6.18%
   Real estate          170,480    10,388   6.09         149,158      9,316      6.25    128,984     8,940    6.93
   Installment           24,964     2,481   9.94          24,122      2,020      8.37     24,663     2,218    8.99
                        -------   -------  -----         -------     ------      ----    -------    ------    ----

   Loans held
     for investment     270,663    17,662   6.53         226,904     14,414      6.35    202,495    14,178    7.00
   Loans held for
     sale                18,749       870   4.64          21,147        688      3.25         99         3    3.03

Investment securities:(3)
   Fully taxable         22,733       826   3.63          34,020      1,058      3.11     47,908     1,765    3.68
   Partially taxable      7,035       331   4.71           9,335        554      5.93      9,194       567    6.17
   Tax exempt               375        12   3.20             375         17      4.53        160         7    4.38
                        -------   -------  -----         -------    -------      ----    -------    ------    ----

   Total Investment
     Securities          30,143     1,169   3.88          43,730      1,629      3.73     57,262     2,339    4.08

Interest bearing
     deposits
   in banks               3,867        97   2.51           8,556        198      2.32      8,378       178    2.12
Federal funds sold        2,496        80   3.21           2,821         32      1.13     16,043       169    1.05
                        -------   -------   ----         -------    -------      ----    -------    ------    ----

   Total Earning
     Assets             325,918    19,878   6.10         303,158     16,961      5.60    284,277    16,867    5.93
                        -------   -------   ----         -------    -------      ----    -------    ------    ----

Allowance for loan
   losses                (1,697)                          (1,527)                         (1,511)
Nonearning assets        34,309                           30,097                          27,055
                       --------                          -------                         -------

   Total Assets        $358,530                         $331,728                        $309,821
                       ========                          =======                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - Interest
     bearing           $ 38,872   $   230    .59        $ 38,223    $   205       .54   $ 35,611   $   214     .60
   Savings               47,073       520   1.10          49,879        453       .91     44,547       488    1.10
   Time deposits        129,773     4,054   3.12         119,140      3,313      2.78    125,430     4,018    3.20
                        -------   -------  -----         -------     ------      ----    -------    ------    ----

   Total Interest
     Bearing Deposits   215,718     4,804   2.23         207,242      3,971      1.92    205,588     4,720    2.30

Short-term debt          30,687     1,032   3.36          24,218        419      1.73      7,179        44     .61
Long-term debt           27,026     1,162   4.30          25,274      1,006      3.98     28,645     1,246    4.35
                        -------    ------   ----         -------     ------      ----    -------    ------    ----

   Total Interest
     Bearing
     Liabilities        273,431     6,998   2.56         256,734      5,396      2.10    241,412     6,010    2.49
                        -------    ------   ----         -------     ------      ----    -------     -----    ----

Noninterest bearing
     deposits            45,230                           37,720                          31,442
Other liabilities         4,456                            4,105                           6,408
                        -------                          -------                         -------

   Total Liabilities    323,117                          298,559                         279,262

Stockholders' equity     35,413                           33,169                          30,559
                        -------                          -------                         -------

   Total Liabilities
     And Stockholders'
     Equity            $358,530                         $331,728                        $309,821
                        =======                          =======                         =======

   Net Interest Earnings         $ 12,880                          $ 11,565             $ 10,857
                                  =======                           =======              =======

   Net Yield on Interest
     Earning Assets (NIM)                    3.95%                               3.82%                       3.82%
                                             ====                                ====                        ====


(1) Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
(2) Interest income on loans includes loan fees.
(3) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates the effect of changes in volumes and rates.

                          2005 Compared to 2004         2004 Compared to 2003
                           Increase (Decrease)           Increase (Decrease)
                     Due to Change       Increase  Due to Change       Increase
                      in Average            or      in Average            or
                        Volume    Rate  (Decrease)    Volume    Rate  (Decrease)
Interest income:
  Loans held for
     investment         $2,779   $  469   $3,248      $1,709  $(1,473)  $  236
  Loans held for sale      (78)     260      182         638       47      685
   Investment securities:
     Taxable              (351)     119     (232)       (511)    (196)    (707)
     Partially taxable    (136)     (87)    (223)          9      (22)     (13)
     Tax exempt              -       (5)      (5)          9        1       10
   Interest bearing
     Deposits in banks    (109)       8     (101)          4       16       20
   Federal funds sold       (4)      52       48        (139)       2     (137)
                        ------   ------   ------      ------   ------   ------

     Total Interest
       Income            2,101      816    2,917       1,719   (1,625)      94
                        ------   ------   ------      ------   ------   ------

Interest expense:
   Deposits:
     Demand                  4       21       25          16      (25)      (9)
     Savings               (26)      93       67          59      (94)     (35)
     Time deposits         296      445      741        (201)    (504)    (705)

   Short-term debt         112      501      613         104      277      381
   Long-term debt           70       86      156        (147)     (99)    (246)
                        ------   ------   ------      ------   ------   ------
     Total Interest
       Expense             456    1,146    1,602        (169)    (445)    (614)
                        ------   ------   ------      ------   ------   ------

     Net Interest
        Income          $1,645   $ (330)  $1,315      $1,888  $(1,180)  $  708
                         =====    =====    =====       =====   ======    =====

Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income increased $2,917,000 or 17.20% in 2005, after decreasing .56% or $94,000 in 2004. Overall, the yield on earning assets increased .50%, from 5.60% to 6.10%. This reverses the two year decline in yield that was experienced while the Federal Reserve was aggressively cutting rates. The increase of .50% is approximately one fourth of the increase in the Federal Funds rate over the preceding year and reflects the fact that the Company's balance sheet does not reprice immediately with changes in short term rates.

Loan growth continued at a rapid pace during 2005, with average loans outstanding increasing $43,759,000 to $270,663,000. Real estate loans increased 14.29% and commercial loans increased 40.27%. Combined these categories accounted for over 98% of the total increase in year ending loans. The increase in real estate loans resulted as rates for loans that remain in the Bank's portfolio, primarily three and five year adjustable loans became more favorable as secondary market rates rebounded somewhat from their historic lows. This category includes residentially secured loans, as well as loans secured by commercial real estate. The increase in commercial loans resulted primarily from the rapid pace of residential development in the area and from loans generated by two new business development officers that have brought customers with them from larger banks in the area.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Average total securities, yielding 3.88%, decreased $13,587,000 during 2005. Proceeds from the sale and maturity of investment securities were used to fund loan growth. Income on loans held for sale increased $182,000 as compared to the $685,000 increase during 2004. These are short-term real estate loan participations that have an average life of approximately fifteen days. The Bank originally entered into this participation arrangement as a higher yielding alternative to federal funds sold. As in 2004, the participations that were held during 2005 were funded with Federal Home Loan Bank overnight borrowings. The spread between the earnings on these participations and the cost of the overnight borrowings from the FHLB added approximately $205,000 to pretax earnings and approximately $135,000 to net income for the year.

Interest Expense

Interest expense increased $1,602,000 or 29.69% during 2005, which followed a 10.22% decrease ($614,000) in 2004. The average cost of funds of 2.56% increased ..46% compared to 2004. Average interest bearing liabilities increased $16,697,000 and $15,322,000 in 2005 and 2004, respectively. This increase was the result of the increase in short-term debt, which was used to fund short-term real estate loan participations, the growth in volume of time deposits (average time deposits increase $10,533,000 or 8.9%) and the measured increase in rates throughout the year. The Bank also enjoyed growth in demand and savings accounts as a result of continued consolidation among larger banks within its markets. Expense of long-term debt increased $156,000 in 2005 after a decline of $240,000 in 2004. The increase is primarily due to additional FHLB borrowings of $5,000,000 in the first quarter of 2005. The Company borrowed $9,000,000 in 2004. Funds borrowed in both years were used to fund long-term loans.

Noninterest Income

As a result of the current low interest rate environment placing pressure on the net interest margin, noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). Gross revenue for FMFS decreased $80,000 in 2005. This decrease resulted from lower levels of commissions from its partnership in BI Investments, LLC. The reduction in commissions was caused by a combination of lower sales volume in 2005 and a reduction in the payout matrix offered by BI Investments, LLC. This decrease followed an increase of $97,000 in 2004.

Exclusive of securities gains and losses, non-interest income increased 17.26% ($389,000) in 2005 following an decrease of 2.33% in 2004. Service charges on deposit accounts increased 14.64% ($133,000) compared to 2004 primarily due to overdraft charges ($157,446 or 19.96%). In 2005, the Bank continued to offer free regular checking accounts and increased the transaction limits on its small business checking product in an effort to attract stable low cost deposits. While we did attract an additional $5,391,000 in average balances of non-interest bearing checking accounts this resulted in a decrease in account maintenance fees of $24,000. Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $251,000 in 2005 and 2004.

Securities transactions in 2005 resulted in gains of $71,000 after recognizing impairment write downs of $119,000 on two of its equity holdings. These write downs included a $87,000 write down on the Bank's investment in BI Investments, LLC and a $32,000 write down by the Company on one of its equity holdings. This followed gains of $532,000 in 2004, which included a $100,000 write down on the investment in BI Investments, LLC. Although this investment is a minority interest, accounted for at cost, management determined that the losses generated during 2005 and 2004 were unlikely to be recouped in the near future and recognized impairment in the investment under SFAS 115.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expenses increased from $7,741,000 in 2004 to $8,607,000 in 2005, an 11.19% increase. Salary and benefits increased 9.65% to $4,815,000 in 2005 and 6.36% in 2004. The 2005 increase resulted from additions to staff to support Bank growth and expansion, normal salary adjustments, increases in insurance and pension expenses.

Occupancy and equipment expense increased 5.67% ($47,000) in 2005 and 2.58% in 2004 due to several equipment and software purchases including a generator, fraud software and Bank vehicles.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Other operating expense increased $395,000 in 2005, following a $202,000 increase in 2004. Much of the increase was due to increases in audit, exam and legal fees related to documenting internal controls, data processing fees paid for computer software, licensing and maintenance of new and existing programs; Bank Franchise tax expense, ATM expenses, FDIC assessment, and postage for on new deposit account mailings.

Although noninterest expenses have increased substantially in both 2005 and 2004, they continue to be substantially less than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.41%, 2.33%, and 2.34%, in 2005, 2004 and 2003, respectively. Peer group averages are approximately 3.10% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $240,000 in 2004 to $360,000 in 2005. Actual net loan charge-offs were $198,000 in 2005 and $213,000 in 2004. Loan losses as a percentage of period ending loans held for investment totaled .07% and .09% in 2005 and 2004, respectively. Average losses continue at less than one-half that of the Bank's peer group average, which have ranged between .13% and .26% over the last three years.

Balance Sheet

Total assets decreased 6.39% during the year to $346,328,000, a decrease of $23,629,000 from $369,957,000 in 2004. Earning assets decreased 7.14% or
$24,608,000 to $320,562,000 at December 31, 2005. Much of the decrease in earning assets resulted from the aforementioned real estate loan participation portfolio which totaled $3,528,000 and $47,150,000 at year end 2005 and 2004, respectively. Interest bearing deposits increased $15,173,000 or 7.37%. Short-term debt decreased $43,016,000 due to the decrease in mortgage loan participations. The Company continues to utilize its assets well with 92.56% of year-end assets consisting of earning assets.

Investment Securities

Average balances in investment securities decreased 31.07% in 2005 to $30,143,000. This decrease was in the investment portfolio segment of fully taxable investment securities. The decrease resulted from a combination of securities maturities and mortgage pool pay downs. At year end, the 9.25% of earning assets of the Company were held as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Portfolio yields averaged 3.88% for 2005, up from 3.73% in 2004. Average yields have tended to fall below the peer group due to management's decision to maintain a relatively short duration portfolio. This has been especially true in recent periods due to the sale of a significant percentage of the Bank's holdings of corporate bonds. As previously mentioned, during 2004, these bonds were sold to fund loan growth, to assist in the management of risk based capital ratios and were selected for sale due to gains that were available at the time the sale decision was made.

Analysis of Securities

The composition of securities at December 31 was:

(Dollars in thousands)                           2005        2004        2003
                                                 ----        ----        ----

Available for Sale:(1)
     U.S. Treasury and Agency                  $15,820     $16,011     $25,443
     Municipal                                     365         369         373
     Mortgage-backed(2)                          3,510       5,425       8,989
     Corporate bonds                             2,354       2,466      10,845
     Marketable equity securities                6,458       6,485       9,245
                                               -------     -------     -------
       Total                                    28,507      30,756      54,895

Held to Maturity:
     U.S. Treasury and Agency                      110         110         110
     Corporate bonds                                 -           -         764
                                               -------     -------     -------
       Total                                       110         110         874

Other Equity Investments                         6,304       7,934       5,461
                                               -------     -------     -------
Total Securities                               $34,921     $38,800     $61,230
                                               =======     =======     =======

(1) At estimated fair value.
(2) Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2005 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

                                             Years to Maturity
                                   Less             One to             Over
(Dollars in thousands)           than one            Five              Five
                             Amount    Yield   Amount    Yield   Amount    Yield    Total   Yield

Debt Securities Available
  for Sale:
  U.S. Treasury,
   Agency                    $11,927    3.43%  $3,893     3.43%  $    -           $15,820    3.43%
  Municipal                       -               365     3.07        -               365    3.07
  Mortgage-
   backed                         -             2,358     4.50    1,152     4.33%   3,510    4.44
  Corporate
   bonds                          -             1,960     4.59      394     9.35    2,354    5.39
                              ------            -----             -----            ------

  Total                      $11,927    3.43%  $8,576     3.97%  $1,546     5.61% $22,049    3.79%
                             -------            -----             -----            ------

Debt Securities Held to Maturity:
  U.S. Treasury &
   Agency                    $   110    3.39%                                         110    3.39%
                              ------                                               ------

  Total                      $   110    3.39%  $          n/a    $          n/a   $   110    3.39%
                              ======            =====             =====            ======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Loan Portfolio

The Company's portfolio of loans held for investment totaled $277,398,000 at December 31, 2005 compared with $248,972,000 at the beginning of the year. The Company's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 46.4% during 2005 to $91,916,000. Real estate mortgages decreased $13,455,000 (9.1%). The decrease in real estate loans appears to have resulted from a combination of normal periodic payments on these amortizing loans, customers refinancing their real estate loans into fixed rate loans sold into the secondary market and an increase in the volume of loan originations that were originated into the secondary market rather than into our portfolio of loans held for investment.

Construction loans increased $16,175,000 or 93.1%, this increase is indicative of the strong local real estate development market. The growth in construction loans within our portfolio was broadly diversified with loans to a variety of developers, including large multi-unit single family developments, single lot spec homes; and multifamily properties in various locations throughout our market area. Consumer installment loans decreased $3,571,000. This category includes personal loans, auto loans and other loans to individuals. It appears that this category suffers from strong competition by other providers of automobile financing, favorable mortgage rates that have led to refinancing of existing loans and growth in home equity lines of credit. Credit card balances increased $138,000 to $1,616,000 but are a minor component of the loan portfolio.

The following table presents the changes in the loan portfolio over the previous five years.

                                             December 31
(Dollars in thousands)    2005       2004       2003       2002       2001
                          ----       ----       ----       ----       ----

Real estate - mortgage  $133,826   $147,281   $123,539   $118,453   $105,305
Real estate -
  construction            33,540     17,365     15,329     12,059      5,521
Consumer installment      16,435     20,006     19,630     22,704     23,106
Commercial                73,896     43,973     40,149     35,769     28,552
Agricultural              14,759     15,110     10,512     10,966     11,835
Multi-family residential   3,261      3,703        477        484        869
Credit cards               1,616      1,478      1,463      1,477      1,348
Other                         65         56        132         68         89
                        --------   --------   --------    -------    -------

Total Loans             $277,398   $248,972   $211,231   $201,980   $176,625
                         =======    =======    =======    =======    =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the Company's loan maturity and interest rate sensitivity as of December 31, 2005:

                                   Less Than      1-5       Over
(Dollars in thousands)              1 Year       Years     5 Years       Total
                                    ------       -----     -------       -----

Commercial and
  agricultural loans               $19,809    $ 66,889     $ 5,218     $ 91,916
Real Estate - mortgage              29,375      87,333      17,118      133,826
Real Estate - construction          29,041       4,499           -       33,540
Consumer - installment/other         6,880      10,104       1,132       18,116
                                   -------     -------     -------      -------

Total                              $85,105    $168,825     $23,468     $277,398
                                   =======     =======      ======     ========

Loans with predetermined rates $ 7,639 $26,095 $ 8,972 $ 42,706 Loans with variable or
  adjustable rates                  77,466     142,730      14,496      234,692
                                   -------     -------      ------      -------

Total                              $85,105    $168,825     $23,468     $277,398
                                   =======     =======      ======     ========

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, churches and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2005, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

                                            December 31,
(Dollars in thousands)   2005       2004        2003      2002       2001
                         ----       ----        ----      ----       ----

Nonaccruing loans       $   63     $   864       None      None       None
Loans past due 90
   Days or more         $  632     $ 1,379     $1,614    $2,594     $1,096
                         -----      ------      -----     -----     ------

Total                   $  695     $ 2,243     $1,614    $2,594     $1,096

Percentage of total
   loans                  .25%        .90%       .76%     1.28%       .62%

Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2005, 2004, and 2003, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2005, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank's internal grading system.

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

The allowance for loan losses of $1,673,000 at December 31, 2005 is equal to ..60% of total loans held for investment. This compares to an allowance of $1,511,000 (.61%) at December 31, 2004. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Loan losses, net of recoveries, totaled $198,000 in 2005 which is equivalent to ..07% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .08% which is approximately forty percent of the loss rate of its peer group.

Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)      2005       2004      2003       2002      2001
                            ----       ----      ----       ----      ----

Balance at beginning
  of period                $1,511     $1,484    $1,477     $1,289    $1,108
Provision charged to
  expenses                    360        240       226        387       204
Other adjustments               -          -         -          -        84
Loan losses:
  Commercial                  128        123        76         20        22
  Installment                 135        166       219        249       138
  Real estate                   -          7         -         31         -
                           ------     ------    ------     ------    ------

   Total loan losses          263        296       295        300       160
                           ------     ------    ------     ------    ------

Recoveries:
  Commercial                   19         16        11         28         3
  Installment                  46         67        65         73        49
  Real estate                   -          -         -          -         1
                           ------     ------    ------     ------    ------

   Total recoveries            65         83        76        101        53
                           ------     ------    ------     ------    ------

Net loan losses               198        213       219        199       107
                           ------     ------    ------     ------      ----

Balance at end of period   $1,673     $1,511    $1,484     $1,477    $1,289
                           ======     ======    ======     ======    ======

Allowance for loan losses
  as a percentage of loans   .60%       .61%      .70%       .73%      .73%

Net loan losses to loans
  outstanding                .07%       .09%      .10%       .10%      .06%

The Company has allocated the allowance according to the amounts deemed to be reasonably necessary to provide for the possibility of losses occurring within each of the loan categories as shown below. The allocation of the allowance as shown below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends.

Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

(Dollars in thousands)

                   2005          2004           2003           2002          2001
                   ----          ----           ----           ----          ----
                      % of           % of           % of           % of           % of
               Amount Loans  Amount Loans  Amount  Loans  Amount  Loans  Amount  Loans

Commercial    $  648   32%  $  506   33%   $  475   26%   $  443   23%   $  451    23%
Real estate      300   61%     280   59%      297   64%      369   65%      323    63%
Installment      650    7%     650    8%      638   10%      591   12%      451    14%
Unallocated       75    -       75    -        74    -        74    -        64     -
               -----  ---    -----  ---     -----  ---     -----  ---     -----  ----

Total         $1,673  100%  $1,511  100%   $1,484  100%   $1,477  100%   $1,289   100%
               =====  ===    =====  ===     =====  ===    ======  ===     =====   ===

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2005 of 8.44%. The Bank experienced an increase in all account types with the exception of Money Market accounts and Savings accounts. Rates of interest increased throughout 2005. The Bank advertised free checking throughout the year which resulted in a 13.8% ($5,632,000) increase in noninterest bearing checking accounts. During 2005, the Bank began advertising several certificate of deposit specials, ranging in term from nine months to twenty-one months, designed to raise cash to fund loan growth and also as a defensive measure in some parts of our market due to competition from other banks. As a result of these rate promotions, certificates of deposit increased 15.61% or $18,655,000.

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. Beginning in 2001 the Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. Typically this has been done to meet loan demand or if liquidity was sufficient, the Bank has reinvested these deposits in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $35,461,925 at December 31, 2005. The maturity distribution of these certificates is as follows:

               (Dollars in thousands)           2005         2004
               ----------------------           ----         ----

                 Less than 3 months          $  4,602      $ 3,931
                 3 to 12 months                13,910        7,173
                 1 year to 5 years             16,950       13,557
                                             --------      -------

                   Total                     $ 35,462      $24,661
                                             ========      =======

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Borrowings from the Federal Home Loan Bank are used to support the Bank's mortgage lending program and allow the Bank to offer longer-term mortgages. The Bank borrowed $5,000,000 in 2005 and $9,000,000 in 2004. Quarterly installment payments on FHLB debt totaled $7,730,000 for the year. These loans carry an average rate of 4.21% at December 31, 2005.

Stockholder's Equity

Total stockholders' equity increased $2,307,000 or 6.73% in 2005. Earnings retained from operations were the primary source of the increase. As of December 31, 2005, book value per share was $15.22 compared to $14.21 as of December 31, 2004. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2005, the Company had Tier I capital of 13.54% of risk weighted assets and combined Tier I and II capital of 14.24% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by actual total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2005, the Company reported a leverage ratio of 9.13%. The Bank's leverage ratio was also substantially above the minimum.

Market Risk Management

Most of the Company's net income is dependent on the Bank's net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin was unchanged in 2004 and increased 13 BP in 2005. The Federal Reserve's policy of "measured" rate increases during the last two years facilitated managements ability to adjust both loan and deposit rates in a manner that reduced the volatility of the net interest margin.

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

Liquidity as of December 31, 2005 is good, the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2005, the Bank used short term borrowings from the Federal Home Loan Bank to help meet a portion of its funding needs for loans held for investment. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

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

The following table depicts the Company's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2005. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of (3.32)% of total earning assets. Approximately 34% of rate sensitive assets and 45% of rate sensitive liabilities are subject to repricing within one year. The one-year cumulative GAP decreased during 2005. Both short term assets and short term liabilities decreased due to a decrease in both loans held for sale and short term debt that funded these assets compared to the prior year. This decrease in volume, coupled with an increase in variable rate loans held for investment resulted in the decrease in liability sensitivity. Due to strong loan demand and relatively low long term interest rates (flat yield curve), the Investment Committee and management choose to not reinvest bond maturities, loan repayments and cash in longer-term investments. Management believes that remaining liquid and keeping investments short-term in nature will allow it to achieve greater earnings in the future as rates rise to higher levels.

The following GAP analysis shows the time frames from December 31, 2005, in which the Company's assets and liabilities are subject to repricing:

                        1-90    91-365      1-5    Over 5    Not
(Dollars in thousands)  Days     Days      Years    Years Classified   Total
Rate Sensitive Assets:
  Loans held for
   investment         $69,954  $15,151  $168,825  $23,468   $    -   $277,398
  Loans held for
   sale                 3,528        -         -        -        -      3,528
  Investments
   securities           2,972   11,079     7,482      121    6,963     28,617
  Federal Funds Sold    2,487        -         -        -        -      2,487
  Interest bearing
   bank deposits          742      990       496        -        -      2,228
                       ------   ------   -------   ------   ------   --------
      Total            79,683   27,220   176,803   23,589    6,963    314,258

Rate Sensitive Liabilities:
  Interest bearing
   demand deposits          -   11,164    22,259    5,547        -     38,970
  Savings                   -    8,771    26,313    8,771        -     43,855
  Certificates of deposit
   $100,000 and over    4,602   13,910    16,950        -        -     35,462
  Other certificates
   of deposit          17,251   38,258    47,188        -        -    102,697
                       ------   ------   -------   ------   ------   --------

  Total Deposits       21,853   72,103   112,710   14,318        -    220,984
  Short-term debt      14,345        -         -        -        -     14,345
  Long-term debt        3,295    5,735    11,184    2,594        -     22,808
                       ------   ------   -------   ------   ------   --------

      Total            39,493   77,838   123,894   16,912        -    258,137

Discrete Gap           40,190  (50,618)   52,909    6,677    6,963     56,121
Cumulative Gap         40,190  (10,428)   42,481   49,158   56,121
As a % of Earning
   Assets               12.79%   (3.32)%   13.52%   15.64%   17.86%

o In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. There was no effect on the Company's consolidated financial position or consolidated results of operations.

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

Proposed Guidance on Commercial Real Estate Lending

Federal bank and thrift regulatory agencies (Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of Thrift Supervision) have issued proposed guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" to stress the need for strong risk management processes and controls to mitigate the risk associated with these concentrations. The agencies have determined that concentrations in commercial real estate (CRE) loans are increasing at a faster rate than the institutions' risk management practices and capital levels.

The guidance may require institutions that are unable to adequately assess and meet capital needs to develop a plan to reduce concentrations or to achieve higher capital ratios.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarterly Results

The table below lists the Company's quarterly performance for the years ended December 31, 2005 and 2004:

                                              2005
Dollars in thousands       Fourth    Third   Second    First    Total

Interest and Dividend
  Income                   $5,271   $5,258   $4,823   $4,526  $19,878
Interest Expense            1,884    1,934    1,693    1,487    6,998
                           ------   ------   ------   ------   ------

Net Interest Income         3,387    3,324    3,130    3,039   12,880
Provision for Loan
  Losses                       90       90       90       90      360
                           ------   ------   ------   ------   ------

Net Interest Income
  after Provision
  For Loan Losses           3,297    3,234    3,040    2,949   12,520

Non-Interest Income           685      687      700      642    2,714
Non-Interest Expense        2,315    2,154    2,098    2,041    8,608
                           ------   ------   ------   ------   ------

Income before taxes         1,667    1,767    1,642    1,550    6,626
Income Tax Expense            411      557      495      383    1,846
                           ------   ------   ------   ------   ------

Net Income                 $1,256   $1,210   $1,147   $1,167   $4,780
                           ======   ======   ======   ======   ======

Net Income Per Share       $  .53   $  .50   $  .48   $  .48   $ 1.99

                                              2004
                           Fourth   Third    Second   First    Total

Interest and Dividend
  Income                   $4,578   $4,237   $4,018   $3,971  $16,804
Interest Expense            1,528    1,362    1,246    1,260    5,396
                           ------   ------   ------   ------   ------

Net Interest Income         3,050    2,875    2,772    2,711   11,408
Provision for Loan
  Losses                       60       60       60       60      240
                           ------   ------   ------   ------   ------

Net Interest Income
  after Provision
  For Loan Losses           2,990    2,815    2,712    2,651   11,168

Non-Interest Income           701      658      718      709    2,786
Non-Interest Expense        2,006    1,910    1,937    1,888    7,741
                           ------   ------   ------   ------   ------

Income before taxes         1,685    1,563    1,493    1,472    6,213
Income Tax Expense            502      471      451      439    1,863
                           ------   ------   ------   ------   ------

Net Income                 $1,183   $1,092   $1,042   $1,033   $4,350
                           ======   ======   ======   ======   ======

Net Income Per Share       $  .49   $  .45   $  .43   $  .43   $ 1.80

Item 8 Financial Statement and Supplementary Information

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets
                                                            December 31,
ASSETS                                                    2005         2004

Cash and due from banks (notes 3 and 13)             $  7,904,189 $  7,937,958
Interest bearing deposits (note 13)                     2,228,267    9,230,702
Federal funds sold                                      2,487,000    1,017,000
Securities -
   Held to maturity - fair value of $110,000
     in 2005 and in 2004 (note 4)                         110,000      110,003
   Available for sale (note 4)                         28,507,086   30,755,658
   Other investments (note 4)                           6,303,517    7,934,426

Loans held for sale                                     3,528,233   47,149,966
Loans held for investment (notes 5, 10 and 13)        277,398,164  248,972,218
   Less allowance for loan losses (note 6)             (1,672,936)  (1,510,860)
                                                     ------------  -----------

   Net Loans Held for Investment                      275,725,228  247,461,358

Bank premises and equipment, net (note 7)               5,756,576    4,824,483
Interest receivable                                     1,366,880    1,230,828
Core deposit intangible (note 20)                       1,425,700    1,701,641
Goodwill (note 20)                                      2,638,677    2,638,677
Bank owned life insurance (note 21)                     5,333,824    5,082,826
Other assets                                            3,013,102    2,881,649
                                                     ------------ ------------

   Total Assets                                      $346,328,279 $369,957,175
                                                     -=========== -===========

LIABILITIES

Deposits:
   Noninterest bearing                               $ 46,325,180 $ 40,693,537
   Interest bearing:
     Demand                                            27,736,223   24,196,170
     Money market accounts                             11,234,039   13,228,532
     Savings                                           43,855,334   48,882,821
     Time deposits over $100,000 (note 8)              35,461,925   24,660,968
     All other time deposits (note 8)                 102,697,076   94,843,194
                                                     ------------ ------------

   Total Deposits                                     267,309,777  246,505,222
                                                     ------------ ------------

Short-term debt (note 9)                               14,345,480   57,361,619
Accrued liabilities                                     5,297,826    5,368,869
Long-term debt (note 10)                               22,808,242   26,461,517
                                                     ------------ ------------

   Total Liabilities                                  309,761,325  335,697,227
                                                     ------------ ------------

STOCKHOLDERS' EQUITY (NOTE 19)

Common stock $5 par value, 3,000,000 shares
   authorized, 2,402,037 and 2,411,541
   shares issued and outstanding, for 2005 and 2004,
   respectively                                        12,010,185   12,057,705
Capital surplus                                                 -      128,376
Retained earnings (note 16)                            25,135,731   22,273,119
Accumulated other comprehensive income (loss)            (578,962)    (199,252)
                                                     ------------  -----------


   Total Stockholders' Equity                          36,566,954   34,259,948
                                                     ------------ ------------

   Total Liabilities and Stockholders' Equity        $346,328,279 $369,957,175
                                                     -=========== -===========

               The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income
                                                   Years Ended December 31,
                                           2005         2004         2003
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans held
     for investment                    $17,662,593   $14,355,476  $14,118,688
   Interest on loans held for sale         870,007      687,538         3,249
   Interest on deposits and federal
     funds sold                            176,239      230,508       346,951
   Interest on debt securities             707,863    1,038,864     1,715,328
   Dividends on equity securities          460,812      491,158       498,546
                                       -----------   ----------   -----------
   Total Interest and Dividend Income   19,877,514   16,803,544    16,682,762
                                       -----------   ----------   -----------

INTEREST EXPENSE:
   Interest on demand deposits             230,320      205,506       213,803
   Interest on savings deposits            520,298      452,712       488,347
   Interest on time deposits over
     $100,000                            1,022,153      703,622       757,204
   Interest on all other time
     deposits                            3,032,431    2,609,054     3,260,349
                                       -----------   ----------   -----------

   Total interest on deposits            4,805,202    3,970,894     4,719,703
   Interest on short-term debt           1,030,865      419,070        44,377
   Interest on long-term debt            1,161,860    1,005,606     1,245,531
                                       -----------   ----------   -----------
   Total Interest Expense                6,997,927    5,395,570     6,009,611
                                       -----------   ----------   -----------

NET INTEREST INCOME                     12,879,587   11,407,974    10,673,151
                                       -----------   ----------   -----------

PROVISION FOR LOAN LOSSES (note 6)         360,000      240,000       226,000
                                       -----------   ----------   -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES            12,519,587   11,167,974    10,447,151
                                       -----------   ----------   -----------

NONINTEREST INCOME:
   Service charges on deposit
     accounts                            1,044,244      910,866       904,946
   Insurance and other commissions         288,089      374,349       280,156
   Other operating income                1,059,625      718,063       884,806
   Income on bank owned life insurance     250,998      251,159       238,369
   Net gain on security transactions
     (note 4)                               71,044      531,781       178,618
                                       -----------   ----------   -----------

   Total Noninterest Income              2,714,000    2,786,218     2,486,895
                                       -----------   ----------   -----------

NONINTEREST EXPENSES:
   Salaries                              3,565,776    3,184,471     3,075,762
   Employee benefits (note 12)           1,249,559    1,207,109     1,053,032
   Occupancy expense                       427,353      413,736       406,816
   Equipment expense                       455,436      421,699       407,636
   Amortization of intangibles
     (notes 2 and 20)                      275,942      275,942       275,942
   Other operating expenses              2,632,911    2,238,326     2,036,235
                                       -----------   ----------   -----------

   Total Noninterest Expenses            8,606,977    7,741,283     7,255,423
                                       -----------   ----------   -----------

   Income before Income Taxes            6,626,610    6,212,909     5,678,623

INCOME TAX EXPENSE (note 11)             1,846,257    1,863,358     1,666,324
                                       -----------   ----------   -----------

   NET INCOME                          $ 4,780,353   $4,349,551   $ 4,012,299
                                       ===========   ==========   ===========
PER SHARE DATA
   NET INCOME                          $      1.99   $     1.80   $      1.66
                                       ===========   ==========   ===========

   CASH DIVIDENDS                              .78          .74   $       .70
                                       ===========   ==========   ===========

AVERAGE COMMON SHARES OUTSTANDING        2,407,989    2,413,668     2,417,807
                                       ===========   ==========   ===========

       The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

                                                                  Accumulated
                                                                     Other
                             Common      Capital     Retained    Comprehensive
                              Stock      Surplus      Earnings    Income (Loss)    Total
BALANCE - December 31,
   2002                   $12,118,390   $ 302,795   $ 17,390,478   $ (270,483)  $29,541,180

Comprehensive Income:
   Net income                       -           -      4,012,299                  4,012,299
   Net change in other
     comprehensive income
       (note 2)                     -           -              -      491,368       491,368
                                                                   ----------

Total comprehensive Income                                                        4,503,667

Tax benefit of ESOP
   dividends                        -      23,969              -            -        23,969
Dividends on common stock           -           -     (1,693,215)           -    (1,693,215)
Stock sold to ESOP
   (10,000 shares)             50,000     158,000              -            -       208,000
Stock repurchased
   (13,200 shares)            (66,000)   (198,434)             -            -      (264,434)
                          -----------   ---------     ----------    ---------    ----------


BALANCE - December 31,
   2003                    12,102,390     286,330     19,709,562      220,885    32,319,167

Comprehensive Income:
   Net income                      -            -      4,349,551            -     4,349,551
   Net change in other
     comprehensive income
       (note 2)                    -            -              -     (420,137)     (420,137)
                                                                                 ----------

Total comprehensive
   Income                                                                         3,929,414

Tax benefit of ESOP
   dividends                      -        27,570              -            -        27,570
Dividends on common
   stock                          -             -     (1,785,994)           -    (1,785,994)
Stock sold to ESOP
   (9,300 shares)            46,500       174,375              -            -       220,875
Stock repurchased
   (18,237 shares)          (91,185)     (359,899)             -            -      (451,084)
                        -----------     ---------     ----------     --------     ---------

BALANCE - December 31,
   2004                  12,057,705       128,376     22,273,119     (199,252)   34,259,948

Comprehensive Income:
   Net income                     -             -      4,780,353            -     4,780,353
   Net change in other
     comprehensive income
       (note 2)                   -             -              -     (379,710)     (379,710)
                                                                                 ----------
Total comprehensive
   Income                                                           4,400,643

Tax benefit of ESOP
   dividends                      -        27,977              -            -        27,977
Dividends on common
   stock                          -             -     (1,878,100)           -    (1,878,100)
Stock sold to ESOP
   (2,900 shares)            14,500        58,000              -            -        72,500
Stock repurchased
   (12,404 shares)          (62,020)     (214,353)       (39,641)           -      (316,014)
                        -----------     ---------     ----------    ---------     ---------

BALANCE - December 31,
   2005                 $12,010,185    $        -    $25,135,731    $(578,962)  $36,566,954
                        ===========     =========     ==========     ========    ==========

             The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows
                                               Years Ended December 31,
                                            2005       2004           2003
                                         ---------   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $ 4,780,353  $ 4,349,551   $ 4,012,299
  Adjustments to reconcile net income to
   net cash provided by (used in)
     operating activities:
     (Gain) loss on sale of securities     (71,044)    (531,781)     (178,618)
     Depreciation                          495,052      461,637       429,717
     Amortization of security premiums     138,895      309,200       312,301
     Net decrease (increase) in
      loans held for sale               43,621,733  (47,149,966)            -
     Provision for loan losses             360,000      240,000       226,000
     Provision for deferred taxes         (139,409)     (24,679)      210,305
     (Increase) decrease in interest
        receivable                        (136,052)     265,404       158,890
     Increase in other assets               21,281     (380,732)     (610,505)
     Increase in accrued expenses           99,592      716,009        69,197
     Amortization of limited partnership
      investments                          321,109      244,290       262,227
     Amortization of intangibles           275,942      275,942       275,942
     Income from life insurance
      investment                          (250,998)    (251,159)     (238,369)
     (Gain) loss on sale of other
      real estate                                                     (94,754)
                                       -----------   ----------   -----------
  Net Cash Provided by (Used in)
   Operating Activities                 49,516,454  (41,476,284)    4,834,632
                                       -----------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in interest
     bearing bank deposits               7,002,435     (227,960)   (3,116,303)
  Net (increase) decrease in federal
   funds sold                           (1,470,000)   4,018,000      (559,000)
  Proceeds from maturities of
   Securities held to maturity                   -      760,000     1,000,000
  Proceeds from maturities of
   securities available for sale         2,747,598   18,625,744    54,755,131
  Proceeds from sales of securities
   Available for sale                   14,335,748   24,285,388     2,480,338
  Purchases of securities available
   for sale                            (14,149,802) (21,919,075)  (49,557,386)
  Net increase in loans held for
   investment                          (28,623,870) (37,953,933)   (9,470,590)
  Purchase of life insurance                     -            -    (1,870,528)
  Purchase of property and equipment      (874,929)    (284,827)     (729,048)
  Purchase of other real estate                  -            -             -
  Construction in progress payments       (552,216)           -             -
  Sale of other real estate                      -            -       597,873
                                       -----------  -----------   -----------
  Net Cash Used in Investing
   Activities                          (21,585,036) (12,696,663)   (6,469,513)
                                       -----------  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand and savings
   deposits                              2,149,716    8,456,925    13,315,434
  Net increase (decrease) in time
   deposits                             18,654,839   (2,667,043)     (871,334)
  Net change in short-term debt        (43,016,139)  50,972,661    (1,932,080)
  Dividends paid in cash                (1,856,814)  (1,763,849)   (1,645,224)
  Proceeds from long-term debt           5,000,000    9,000,000             -
  Payments to repurchase common stock     (316,014)    (451,084)     (264,434)
  Proceeds from issuance of common
   stock                                    72,500      220,875       208,000
  Repayments of long-term debt          (8,653,275)  (7,322,690)   (7,527,817)
                                       -----------   ----------   -----------
  Net Cash Provided by Financing
   Activities                          (27,965,187)  56,445,795     1,282,545
                                       -----------   ----------   -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                     (33,769)   2,272,848      (352,336)

Cash and Cash Equivalents,
  Beginning of Year                      7,937,958    5,665,110     6,017,446
                                       -----------   ----------   -----------
Cash and Cash Equivalents,
  End of Year                          $ 7,904,189  $ 7,937,958   $ 5,665,110
                                        ==========   ==========   ===========
Supplemental Disclosure:
  Cash paid for:
   Interest expense                    $ 6,804,334  $ 5,428,726   $ 6,148,756
   Income taxes                          1,270,000    1,250,000       750,000

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

The following is a summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Farmers and Merchants Bank, the TEB Life Insurance Company and Farmers & Merchants Financial Services, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Nonaccrual Loans

Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible.

Loans Held for Sale

Loans held for sale consist of mortgage loan participations purchased from the originating bank. The originating bank agrees to repurchase these loans within 60 days of origination.

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $1,426,000 and $1,702,000 at December 31, 2005 and 2004, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

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

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at December 31, 2005 and 2004. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2005 or 2004. Application of the non-amortization provisions of the Statement resulted in additional net income of approximately $190,000 for each the years ended December 31, 2005, 2004 and 2003.

Pension Plans

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, estimated normal return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2005, 2004, and 2003 were $182,731, $163,082, and $139,749, respectively.

Notes to the Consolidated Financial Statements

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

The components of other comprehensive income and related tax effects are as follows:

                                           Years Ended December 31,
  Changes in:                            2005       2004         2003
                                       --------   ---------   ---------

   Unrealized holding gains (losses)
       on available-for-sale
       securities                     $(485,937) $(124,180)   $ 880,766
   Reclassification adjustment
       For (gains) losses realized
       in income                        (71,044)  (531,781)    (178,618)
                                       ---------  --------     --------


   Net Unrealized (Gains) Losses       (556,981)  (655,961)     702,148
   Tax effect                           177,271    235,824     (210,780)
                                       --------   --------     --------

   Net Change                         $(379,710) $(420,137)   $ 491,368
                                       ========   ========     ========

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2005.

Derivative Financial Instruments and Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Under SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedging item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Notes to the Consolidated Financial Statements

Derivative Financial Instruments and Change in Accounting Principle (Continued)

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair value of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedging items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.


NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $2,964,000 and $2,656,000 for the years ended December 31, 2005 and 2004, respectively.


NOTE 4    INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

                                              Gross      Gross
                                 Amortized Unrealized  Unrealized     Fair
                                    Cost      Gains      Losses       Value

          December 31, 2005
          -----------------
   U. S. Treasuries and
     Agencies                   $  110,000  $        -  $        -  $  110,000
                                ==========  ==========  ==========  ==========

          December 31, 2004
          -----------------
   U. S. Treasuries and
     Agencies                   $  110,003  $        -  $        3  $  110,000
                                ==========  ==========  ==========  ==========

The amortized cost and fair value of securities available for sale are as follows:

          December 31, 2005
  U.S. Agencies                $16,006,960  $        -  $  186,634 $15,820,326
  Mortgage-backed obligations of
   federal agencies              3,603,706           -      93,744   3,509,962
  Marketable equities            6,874,974     177,143     593,708   6,458,409
  Municipals                       375,000           -      10,431     364,569
  Corporate bonds                2,500,000           -     146,180   2,353,820
                                ----------   ---------   ---------  ----------

     Total Securities Available
     for Sale                  $29,360,640  $  177,143  $1,030,697 $28,507,086
                                ==========   =========   =========  ==========

          December 31, 2004
  U.S. Agencies                $16,085,931  $    8,489  $   83,227 $16,011,193
  Mortgage-backed obligations
   of federal agencies           5,472,030           -      47,115   5,424,915
  Marketable equities            6,619,270     360,225     494,277   6,485,218
  Municipals                       375,000           -       5,627     369,373
  Corporate bonds                2,500,000      12,700      47,741   2,464,959
                                ----------   ---------   ---------  ----------

     Total Securities Available
      for Sale                 $31,052,231  $  381,414  $  677,987 $30,755,658
                               ===========   =========   =========  ==========

Notes to the Consolidated Financial Statements

The amortized cost and fair value of securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Securities Held to     Securities Available
                                     Maturity                for Sale

                                Amortized    Fair      Amortized      Fair
                                  Cost       Value        Cost       Value

      Due in one year or less  $ 110,000  $ 110,000 $12,042,676 $11,927,170
      Due after one year
         through five years            -          -   8,780,490   8,575,153
      Due after five years             -          -   1,662,500   1,546,354
                                --------   --------  ----------  ----------

                                 110,000    110,000  22,485,666  22,048,677

      Marketable equities              -          -   6,874,974   6,458,409
                                --------   --------  ----------  ----------

         Total                 $ 110,000  $ 110,000 $29,360,640 $28,507,086
                                ========   ========  =========== ==========

There were no sales of debt securities during 2005, compared to gross proceeds of $18,650,000, realized gains of $107,617 and losses of $9,030 in 2004. Gains and losses on marketable equity transactions are summarized below:

                                    2005       2004        2003
                                  --------   --------     ------

         Gains                  $  375,247  $  738,582  $  440,340
         Losses                    304,203     305,388     261,722
                                ----------  ----------  ----------

            Net Gains           $   71,044  $  433,194  $  178,618
                                ==========  ==========  ==========

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $15,363,256 at December 31, 2005 and $12,381,675 at December 31, 2004. The Company has pledged $1,900,453 of equity securities to secure the $1,615,385 indebtedness outstanding with SunTrust Bank (see note 10).

Other investments consist of investments in nine low-income housing and historic equity partnerships (carrying basis of $3,7,17,088) and stock in the Federal Home Loan Bank, and various other investments (carrying basis of $2,586,429). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2005. During 2005 and 2004, the Company recognized losses on its investment in BI Investments of 87,000 and $100,000, respectively. This write down was the result of losses incurred by BI Investments. At December 31, 2005, the Company was committed to invest an additional $2,555,974 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates, variable rate bonds and equity securities. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2005, 2004 and 2002, the Company wrote down several equity investments because of price deterioration that was not expected to improve in the near term. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions. There are approximately 40 holdings in the current portfolio that have losses. These losses relate to market conditions and the timing of purchases and are not a material concern since they have moved up and down with the market.

Notes to the Consolidated Financial Statements


A summary of these losses is as follows:

                          Less than 12 Months         More than 12 Months              Total
                         ---------------------       ---------------------          ------------
                          Fair      Unrealized      Fair       Unrealized       Fair         Unrealized
                          Value       Losses        Value         Losses        Value          Losses
2005
   U.S. Treasury
      & Agency         $ 3,910,000  $ (54,000)   $ 11,910,000   $ (133,000)  $ 15,820,000   $  (187,000)
   Municipals                    -          -         365,000      (10,000)       365,000       (10,000)
   Mortgage
      backed
      obligations                -          -       3,510,000      (94,000)     3,510,000       (94,000)
   Marketable
      Equities           2,951,000   (275,000)      3,402,000     (465,000)     6,353,000      (740,000)
                        ----------  ---------     -----------    ---------    -----------     ---------

   Total               $ 6,861,000 $ (329,000)   $ 19,187,000   $ (702,000)  $ 26,048,000   $(1,031,000)
                        ==========  =========     ===========    =========    ===========    ==========


2004
   U.S. Treasury
      & Agency         $10,034,000 $  (52,000)   $  2,031,000   $  (21,000)  $ 12,065,000   $   (73,000)

   Municipals                    -          -         369,000       (6,000)       369,000        (6,000)
   Mortgage
      backed
      obligations        2,377,000    (16,000)      3,048,000      (31,000)     5,425,000       (47,000)

   Marketable
      Equities           2,817,000   (184,000)      2,209,000     (350,000)     5,026,000      (534,000)
                        ----------   --------     -----------    ---------    -----------     ---------

   Total               $15,228,000 $ (252,000)   $  7,657,000   $ (408,000)  $ 22,885,000    $ (660,000)
                        ==========  =========     ===========    =========    ===========     =========


Based on a review of its equities portfolio, the Company recognized an other than temporary impairment of $503,034 in the carrying basis of five of its equity holdings as of December 31, 2002. The Company recognized an impairment of $119,350 and $161,633 in the carrying basis on two of its equity holdings, in 2005 and 2004, respectively. These write downs were a result of management's evaluation and determination that these assets met the definition for impairment under SFAS 115.

NOTE 5    LOANS:

Loans held for investment as of December 31:

                                                   2005            2004
          Real Estate
            Construction                       $ 33,540,067    $ 17,364,803
            Mortgage                            137,087,178     147,281,033
          Commercial and agricultural            88,655,548      62,786,983
          Installment                            16,434,140      20,005,920
          Credit cards                            1,615,799       1,477,789
          Other                                      65,432          55,690
                                               ------------    ------------

            Total                              $277,398,164    $248,972,218
                                               ============    ============

Notes to the Consolidated Financial Statements

At December 31, 2005 and 2004, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), totaled $3,800,000 and $4,116,000, respectively. All of these loans had a valuation allowance. The valuation allowance related to impaired loans on December 31, 2005 and 2004 is $477,000 and $505,000, respectively. For the years of 2005, 2004 and 2003, the average balances of impaired loans were $3,917,000, $4,301,000, and $3,075,000, respectively. The amount of interest income recorded by the Company during 2005, 2004 and 2003 on impaired loans was $256,000, $301,000, and $215,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2005 or December 31, 2004.

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $167,423,000 and $163,524,000 as of December 31, 2005 and 2004, respectively. Prior to 2004, the Company pledged specific residential real estate loans to secure its borrowings from the FHLB. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.

Loans held for sale as of December 31:

                                                    2005          2004

          Real Estate                           $ 3,528,233   $47,149,966

Loans held for sale consists of the Bank's commitment to purchase up to $55,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 56 days, with an average of 15 days during 2004 and 2005.

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


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

                                             2005         2004        2003
                                         ---------     ---------    ---------

          Balance, beginning of year     $1,510,860   $ 1,483,667   $1,477,007
          Provision charged to operating
             expenses                       360,000       240,000      226,000
          Loan recoveries                    65,204        83,188       75,955
          Loans charged off                (263,128)     (295,995)    (295,295)
                                         ----------   -----------   ----------

          Balance, end of year           $1,672,936   $ 1,510,860   $1,483,667
                                         ==========   ===========   ==========

          Percentage of  loans held
              for investment                   .60%          .61%         .61%

Notes to the Consolidated Financial Statements

NOTE 7    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

                                                        2005           2004

          Land                                     $  1,128,038   $    677,600
          Buildings and improvements                  5,059,156      4,582,704
          Furniture and equipment                     3,944,547      3,482,731
                                                   ------------   ------------

                                                     10,131,741      8,743,035
          Less - accumulated depreciation            (4,375,165)    (3,918,552)
                                                   ------------   ------------

             Net                                   $  5,756,576   $  4,824,483
                                                   ============   ============

Provisions for depreciation of $495,052 in 2005, $461,637 in 2004, and $429,717 in 2003 were charged to operations.


NOTE 8    TIME DEPOSITS:

At December 31, 2005, the scheduled maturities of time deposits are as follows:

                   2006                        $ 72,584,562
                   2007                          33,886,545
                   2008                          12,341,759
                   2009                           6,757,972
                   Thereafter                    12,588,163
                                                -----------

                     Total                     $138,159,001


NOTE 9    SHORT-TERM DEBT:

Short-term debt information is summarized as follows:

                           Maximum                             Weighted
                         Outstanding   Outstanding   Average    Average Year End
                           at any          at        Balance   Interest Interest
                          Month End     Year End   Outstanding   Rate    Rate

          2005
      Federal funds
        purchased        $ 9,857,990  $         -  $   821,192   3.93%    n/a
      Notes payable          184,830            -       31,929   6.51%    n/a
      FHLB daily rate
        credit            43,500,000    4,500,000   22,342,466   3.55%   4.46%

      Securities sold under
        agreements to
        repurchase        10,026,892    9,845,480    7,523,384   2.74%   3.99%
                                       ----------   ----------   ----    ----


      Totals                          $14,345,480  $30,718,971   3.26%   4.14%
                                       ==========   ==========   ====    ====

Notes to Consolidated Financial Statements

                           Maximum                           Weighted
                         Outstanding  Outstanding    Average  Average   Year End
                           at any         at         Balance  Interest  Interest
                          Month End    Year End    Outstanding  Rate      Rate

          2004
      Federal funds
        purchased      $ 6,894,000   $        -   $ 1,045,112   1.69%      n/a

      Notes payable        299,573            -       155,940   1.77%     2.22%
      FHLB daily rate
        credit          53,500,000   50,500,000    16,356,557   2.12%     2.48%

      Securities sold
        Under agreements
        to repurchase    7,133,798    6,861,619     6,535,313    .80%     1.56%
                                     ----------    ----------   ----      ----

      Totals                        $57,361,619   $24,092,922   1.23%     2.22%
                                     ==========    ==========   ====      ====

          2003
      Notes payable     $  351,834  $   351,834   $    62,103   4.03%     1.66%

      Securities sold
        under agreement
        to repurchase    8,687,799    6,037,124     7,174,896    .62%      .49%
                                     ----------   -----------   ----      ----

      Totals                        $ 6,388,958   $ 7,236,999    .65%      .50%
                                     ==========    ==========   ====      ====


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

As of December 31, 2005, the Company had lines of credit with correspondent banks totaling $16,853,000, which are used in the management of short-term liquidity.


NOTE 10   LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $5,000,000 in 2005, $9,000,000 in 2004 and $0 in 2003. The interest rates on the notes payable are fixed at the time of the advance and range from 3.91% to 5.33%; the weighted average interest rate is 4.21% at December 31, 2005. The balance of these obligations at December 31, 2005 was $21,192,857. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The Company borrowed $3,000,000 of long-term debt in September 2002 from SunTrust Bank. Of this amount, $2,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The outstanding balance at December 31, 2005 was $1,615,385 with quarterly principal payments of $230,769 over the next seven quarters. The interest rate is a floating rate of LIBOR plus 1.10%, adjustable monthly. Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,161,860, $1,005,606, and $1,245,531 was incurred on these debts in 2005, 2004, and 2003, respectively. The maturities of long-term debt as of December 31, 2005 are as follows:

                  2006                           $ 9,030,219
                  2007                             4,449,452
                  2008                             3,150,000
                  2009                             2,471,429
                  2010                             1,114,286
                  Thereafter                       2,592,856
                                                  ----------
                  Total                          $22,808,242
                                                  ==========

Notes to Consolidated Financial Statements

NOTE 11   INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

                                          2005        2004           2003
                                        ---------   ---------      ---------
          Current expense
            Federal                    $1,985,666   $1,888,037    $1,456,019

          Deferred benefit
            Federal                      (139,409)     (24,679)      210,305
                                        ---------    ---------     ---------

            Total Income Tax Expense   $1,846,257   $1,863,358    $1,666,324
                                        =========    =========     =========


          Amounts in above arising
            from gains (losses) on
            security transactions      $   41,367   $  174,026    $   60,730
                                        =========    =========     =========

The deferred tax effects of temporary differences are as follows:

                                                   2005      2004       2003
                                                ---------  --------- ---------
          Tax Effects of Temporary Differences:
            LIH Partnership Losses              $  26,653  $   6,492  $ 15,223
            Securities impairment                  (5,817)    18,548    55,334
            Provision for loan losses             (55,106)    (9,246)     (225)
            Split dollar life insurance                 -      2,358    60,576
            Non-qualified deferred compensation   (18,043)   (35,237)  (43,810)
            Depreciation                          (27,320)    26,531    43,405
            Core deposit intangible amortization  (33,113)   (33,113)  (33,113)
            Pension expense                       (29,968)    (9,367)   117,133
            Other                                   3,305      8,355    (4,218)
                                                ---------  --------- ---------

            Deferred Income Tax Expense
            (Benefit)                           $(139,409) $ (24,679) $210,305
                                                 ========   ========   =======

The components of the deferred taxes as of December 31 are as follows:

                                                             2005       2004
          Deferred Tax Assets:
            Allowance for loan losses                   $  414,484   $ 359,379
            Split dollar life insurance                     11,781      11,289
            Nonqualified deferred compensation             325,484     307,424
            Securities impairment                           87,522      91,333
            Core deposit amortization                      132,453      99,340
            State historic tax credits                      81,893      45,876
            Securities available for sale                  269,667      97,320
            Other                                           17,451       4,868
                                                         ---------   ---------

          Total Assets                                  $1,340,735  $1,016,829
                                                         ---------   ---------


          Deferred Tax Liabilities:
            Unearned low income housing credits          $ 685,867  $  617,809
            Depreciation                                   237,240     264,560
            Pension                                        188,050     218,018
            Other                                           81,880      45,216
                                                         ---------   ---------

            Total Liabilities                            1,193,037   1,145,603
                                                         ---------   ---------

          Deferred Tax Asset (Liability)                $  147,698  $ (128,774)
                                                         =========   =========

Notes to Consolidated Financial Statements

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:
                                                   2005      2004       2003
                                                ---------  --------- ---------

  Tax expense at federal statutory rates      $2,253,047 $2,112,389  $1,930,732

  Increases (decreases) in taxes resulting from:
     State income taxes, net                     (59,430)   (21,924)      9,042
     Partially exempt income                     (82,519)   (80,781)   (155,416)

     Tax-exempt income                          (155,108)  (110,087)   (116,043)

     Goodwill                                    (61,424)   (61,424)    (61,424)
     Other                                       (48,309)    25,185      59,433
                                               ---------  ---------   ---------

     Total Income Tax Expense                 $1,846,257 $1,863,358  $1,666,324
                                               =========  =========   =========


NOTE 12   EMPLOYEE BENEFITS:

The Bank participates in the Virginia Bankers' Association Master Defined Benefit Pension Plan and Trust. Substantially all bank employees are covered by the plan. Benefits are based upon the participant's length of service and annual earnings with vesting of benefits after five years of service. Plan assets consist primarily of investments in stocks and bonds. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2005, 2004 and 2003:

                                                 2005        2004       2003
                                              ---------   ---------  ---------

  Change in Benefit Obligation:
  Benefit obligation, beginning              $2,986,756 $ 4,268,747 $3,509,473

  Service cost                                  246,932     219,536    178,735
  Interest cost                                 178,801     277,031    245,193
  Actuarial gain (loss)                         253,511    (451,323)   440,469
  Benefits paid                                 (13,668) (1,327,235)  (105,123)
                                              ---------  ----------  ---------

  Benefit obligation, ending                 $3,652,332 $ 2,986,756 $4,268,747


  Change in Plan Assets:
  Fair value of plan assets, beginning        2,337,755   2,724,066  2,256,172
  Actual return on plan assets                  320,373     309,326    427,635
  Employer contribution                         311,162     631,598    145,382
  Benefits paid                                 (13,668) (1,327,235)  (105,123)
                                              ---------  ----------  ---------

   Fair value of plan assets, ending         $2,955,622 $ 2,337,755 $2,724,066
                                              =========  ==========  =========


  Deferred asset (gain) loss                 $ (122,233)$   (70,502)$ (218,424)
                                               ========= ==========  =========


  Funded Status:
   Funded Status                               (696,710)   (649,001)(1,544,681)

   Unrecognized net actuarial loss            1,205,607   1,122,807  1,720,742
      Unrecognized transition obligation         20,313      30,471     40,629
      Unrecognized prior service cost          (168,910)   (174,210)  (179,510)
                                              ---------   ---------  ---------


      Prepaid (accrued) benefits             $  360,300   $ 330,067 $   37,180
                                              =========   =========  =========

Accumulated benefit obligation                2,287,426   1,914,138  2,553,367

Notes to the Consolidated Financial Statements

                                                   2005      2004       2003
                                                ---------  --------- ---------

      Components of net periodic benefit cost:
        Service cost                            $ 246,932  $ 219,536 $ 178,735
        Interest cost                             178,801    277,031   245,193
        Expected return on plan assets           (198,140)  (238,824) (209,211)

        Amortization of prior service cost         (5,300)    (5,300)   (5,300)
        Amortization of transition obligation      10,158     10,158    10,158
        Recognized net actuarial (gain) loss       48,478     76,110    67,515
                                                ---------  --------- ---------

      Net periodic benefit cost                 $ 280,929  $ 338,711 $ 287,090
                                                 ========   ========  ========

      Weighted average assumptions used in benefit obligations as of December
        31:
        Discount rate                               5.75%      6.00%     6.50%
        Expected return on plan assets              8.50%      8.50%     8.50%
        Rate of compensation increase               5.00%      5.00%     5.00%

      Weighted average assumptions used in benefit cost as of December 31:
        Discount rate                               6.00%      6.50%     7.00%
        Expected return on plan assets              8.50%      8.50%     8.50%
        Rate of compensation increase               5.00%      5.00%     5.00%

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

The following table provides the pension plan's asset allocation as of December 31:

                                                          2005      2004

      Mutual funds - equity                                66%       65%
      Mutual funds -fixed income                           34%       35%

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

The Company sponsors an employee stock ownership plan which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $233,850 in 2005, $220,875 in 2004, and $208,000 in 2003 to the Plan and charged this expense to operations. The Company expects pension cost for 2006 to be approximately $320,000.

Notes to the Consolidated Financial Statements

Projected benefit payments are as follows:

                  2006                           $    13,668
                  2007                                21,015
                  2008                                20,339
                  2009                                23,095
                  2010                                55,521
                  2011-2015                          466,209
                                                  ----------

                                                  $  599,847

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches fifty percent (up to six percent of the employee's salary) of employee contributions. Vesting in the contributions made by the bank is 20% after two years of service and increases by 20% for each of the next four years of service. Contributions under the plan amounted to $81,618, $70,417 and $66,957 in 2005, 2004 and 2003, respectively.

The Company has a nonqualified deferred compensation plan for several of its key employee's and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Company contributions to the plan totaled $54,565, $57,000 and $60,104 in 2005, 2004 and 2003, respectively.


NOTE 13   CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $6,260,496 and $8,895,490 at December 31, 2005 and 2004, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $16,378,415. Other identified loan concentration areas greater than 25% of capital include motel properties, churches and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 80% of the loan portfolio is secured by real estate.


NOTE 14   COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

                                                        2005           2004

          Commitments to loan money                  $63,757,625    $63,083,664
          Standby letters of credit                    1,187,567      1,654,807

The Company uses the same credit policies in making commitments to lend money and issue standby letters of credit as it does for the loans reflected in the balance sheet.

Notes to Consolidated Financial Statements

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


NOTE 15   ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of forward option contracts. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company's balance sheet as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Indexed Certificates of Deposit

During 2005, the Company began issuing to customers certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificate of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at anytime and this related forward options contracts can not be cancelled by the Company, the hedge is not considered effective.

At December 31, 2005, the information pertaining to the forward option contracts is as follows:

                  Notational amount               $  450,000
                  Fair market value of contracts  $   59,348

Notes to Consolidated Financial Statements

NOTE 16   TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

                                                            2005        2004

          Total loans, beginning of year              $ 4,312,535   $3,943,440
          Director term expirations                                   (140,738)
          New loans                                     1,306,229    3,160,106
          Repayments                                   (1,812,489)  (2,650,273)
                                                      -----------   ----------

          Total loans, end of year                    $ 3,806,275   $4,312,535
                                                      ===========   ==========


NOTE 17   DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2006, approximately $3,449,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,000,000 in 2005, $2,352,000 in 2004 and $2,930,000 in 2003.


NOTE 18   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

Notes to Consolidated Financial Statements

                                            2005                   2004
                                    --------------------   -------------------
                                     Estimated Carrying    Estimated  Carrying
                                    Fair Value   Value    Fair Value   Value

          Financial Assets

          Cash                      $   7,904  $   7,904   $   7,938 $   7,938
          Interest bearing deposits     2,225      2,228       9,221     9,231
          Federal funds sold            2,487      2,487       1,017     1,017
          Securities available
            for sale                   28,507     28,507      30,756    30,756
          Securities held to
            maturity                      110        110         110       110
          Other investments             6,304      6,304       7,934     7,934
          Loans                       264,901    277,398     248,326   248,972
          Loan held for sale            3,524      3,528      47,140    47,150
          Bank owned life insurance     5,334      5,334       5,083     5,083
          Accrued interest
            receivable                  1,367      1,367       1,231     1,231

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing       46,325     46,325      40,694    40,694
            Interest bearing           38,970     38,970      37,425    37,425
          Savings deposits             43,855     43,855      48,883    48,883
          Time deposits               138,483    138,159     120,238   119,504
          Accrued liabilities           5,298      5,298       5,369     5,369
          Short-term debt              14,345     14,345      57,370    57,370
          Long-term debt               22,808     22,808      26,462    26,043

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2005, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

The Company's actual capital ratios are presented in the following table:

                                  Actual               Regulatory Requirements
                               December 31,
                        2005                 2004       Adequately     Well
                  ----------------    ---------------
                     $        %           $       %    Capitalized  Capitalized
                  -------  -------    -------  ------- -----------  ----------

Total risk-based
 ratio
  Consolidated   $  34,034   14.24%  $  31,462   13.22%     8.00%      none
  Bank only         26,015   11.42%     23,370   10.33%     8.00%    10.00%
Tier 1 risk-based
 ratio
  Consolidated      32,361   13.54%     29,951   12.59%     4.00%      none
  Bank only         24,363   10.70%     21,880    9.67%     4.00%     6.00%
Total assets
 leverage ratio
  Consolidated      32,361    9.13%     29,951    8.38%     3.00%      none
  Bank only         24,363    7.15%     21,880    6.38%     3.00%     5.00%


NOTE 20   INTANGIBLES:

Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $5,472,153 at the acquisition date. Amortization expense for the years ending December 31, 2005, 2004 and 2003 was $276,000 in each year.


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

Notes to the Consolidated Financial Statements

NOTE 22   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
                                                            December 31,
                                                        2005            2004
ASSETS
   Cash and cash equivalents                       $     59,890   $  1,164,265
   Investment in subsidiaries                        31,544,053     29,308,253
   Securities available for sale                      6,091,853      6,427,328
   Limited partnership investments                    3,717,088      3,288,197
   Due from subsidiaries                                292,335        341,712
                                                   ------------   ------------

   Total Assets                                    $ 41,705,219   $ 40,529,755
                                                   ============   ============

LIABILITIES

   Notes payable                                   $  1,615,385   $  2,538,461
   Accrued interest payable                              21,518         20,476
   Other liabilities                                     38,662        217,808
   Dividends payable                                    480,451        458,193
   Demand obligations for low income
     housing investment                               2,555,974      2,555,974
   Deferred income taxes                                426,275        478,895
                                                   ------------   ------------

   Total Liabilities                                  5,138,265      6,269,807
                                                   ------------   ------------

STOCKHOLDERS' EQUITY

   Common stock par value $5 per share,
     3,000,000 shares authorized, 2,402,037
     and 2,411,541 shares issued and
     outstanding for 2005 and 2004, respectively     12,010,185     12,057,705
   Capital surplus                                            -        128,376
   Retained earnings                                 25,135,731     22,273,119
   Accumulated other comprehensive income (loss)       (578,962)      (199,252)
                                                   ------------   ------------

   Total Stockholders' Equity                        36,566,954     34,259,948
                                                   ------------   ------------

   Total Liabilities and Stockholders' Equity      $ 41,705,219   $ 40,529,755
                                                   ============   ============

Notes to the Consolidated Financial Statements

Statements of Net Income and Retained Earnings

                                              Years Ended December 31,
                                           2005        2004          2003
                                        ---------    ---------     ---------

INCOME

   Dividends from affiliate            $ 2,000,000   $2,352,000   $ 2,930,000
   Investment income                         6,842       11,142           180
   Dividend income                         285,127      371,611       349,783
   Security gains (losses)                 121,669      513,255       275,943
   Net limited partnership income          185,906       62,759        62,351
   Other                                         -            -        95,435
                                       -----------   ----------   -----------

   Total Income                          2,599,544    3,310,767     3,713,692
                                       -----------   ----------   -----------

EXPENSES

   Interest expense                         87,217       81,285       127,087
   Administrative expenses                 135,447      128,002       137,081
                                       -----------   ----------   -----------

   Total Expenses                          222,664      209,287       264,168
                                       -----------   ----------   -----------

Net income before income tax expense
   (benefit) and undistributed
   subsidiary net income                 2,376,880    3,101,480     3,449,524

INCOME TAX EXPENSE (BENEFIT)               (19,580)     152,738       120,229
                                       -----------   ----------   -----------

Income before undistributed
   subsidiary net income                 2,396,460    2,948,742     3,329,295

Undistributed subsidiary net income      2,383,893    1,400,809       683,004
                                       -----------   ----------   -----------

   NET INCOME                            4,780,353    4,349,551     4,012,299

Retained earnings, beginning of year    22,273,119   19,709,562    17,390,478
Reclassify deficit surplus                 (39,641)           -             -
Dividends on common stock               (1,878,100)  (1,785,994)   (1,693,215)
                                       -----------   ----------   -----------

Retained Earnings, End of Year         $25,135,731  $22,273,119   $19,709,562
                                       ===========   ==========   ===========

Notes to the Consolidated Financial Statements

Statements of Cash Flows
                                               Years Ended December 31,
                                           2005        2004           2003
                                        ---------    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                          $ 4,780,353   $4,349,551   $  4,012,299
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Undistributed subsidiary income  (2,383,893)  (1,400,809)      (683,004)
       Gain (Loss) on sale of
         securities                       (121,669)    (513,255)      (275,943)
       Deferred tax (benefit) expense      116,537       29,974         71,515
       Decrease (increase) in interest
         receivable                              -        3,073         (3,073)
       Decrease (increase) in due from
         subsidiary                         49,379     (341,712)       190,353
       Decrease in other assets                  -            -        215,109
       Increase (decrease) in due to
         subsidiary                              -      (83,455)       116,280
       Increase (decrease) in other
         liabilities                      (140,998)     255,016        (18,089)
       Net change in deferred tax
         credits                           (58,000)      60,522        103,321
       Amortization of limited
         Partnership investments           321,109      244,290        262,227
       Securities amortization              17,109       17,109         17,109
       Gain on sale of land                      -            -        (95,434)
                                       -----------   ----------   ------------

   Net Cash Provided by Operating
     Activities                          2,579,927    2,620,304      3,912,670
                                       -----------   ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributed to subsidiary             -   (1,250,000)             -
   Proceeds from sales of securities
     available for sale                  1,838,866    4,882,132      1,849,509
   Proceeds from maturity of securities
     available for sale                          -      362,500              -
   Purchase of securities available
     for sale                           (2,499,763)  (2,628,354)    (1,825,119)
   Investments in low income housing
     partnerships                                -            -     (1,297,948)
   Proceeds from sale of real estate             -            -        403,325
                                       -----------   ----------   ------------

   Net Cash Provided by (Used in)
     Investing Activities                 (660,897)   1,366,278       (870,233)
                                       -----------   ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt              750,000            -              -
   Payments on long-term debt           (1,673,077)  (1,128,205)    (1,333,333)
   Increase (decrease) in
     short-term debt                             -     (317,511)       317,511
   Payments to repurchase
     common stock                         (316,014)    (451,084)      (264,434)
   Proceeds from issuance of
     common stock                           72,500      220,875        208,000
   Dividends paid in cash               (1,856,814)  (1,763,849)    (1,645,225)
                                       -----------   ----------   ------------

   Net Cash Used in Financing
     Activities                         (3,023,405)  (3,439,774)    (2,717,481)
                                       -----------   ----------   ------------

Net Increase in Cash and Cash
   Equivalents                          (1,104,375)     546,808        324,956

Cash and Cash Equivalents, Beginning
   of Year                               1,164,265      617,457        292,501
                                       -----------   ----------   ------------

Cash and Cash Equivalents, End of Year $    59,890   $1,164,265   $    617,457
                                        ==========    =========    ===========

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia


We have audited the accompanying consolidated balance sheet of F & M Bank Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of F & M Bank Corp. and Subsidiaries as of December 31, 2004, were audited by other auditors whose report dated February 19, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Larrowe & Company, plc


Galax, Virginia
February 3, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the two years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the two years ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.

February 19, 2005
Harrisonburg, Virginia

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


On January 20, 2005, F & M Bank Corp. ("F&M" or the "Registrant") terminated the engagement of S. B. Hoover & Company, LLP ("SBH") as its independent auditor in order to engage SBH, which has audited the Registrant's financial statements since January 1, 1984, to perform the Registrant's internal audit function and assist the Registrant in preparing for compliance with the management report on internal control required by the Sarbanes-Oxley Act of 2002. This action was recommended and approved by the Audit Committee of the Registrant's Board of Directors.


On February 17, 2005, F & M Bank Corp. ("Registrant") engaged Larrowe & Company, P.L.C. ("Larrowe") as the Registrant's independent auditor for the year ending December 31, 2005. This change in auditors was recommended and approved by the Audit Committee of the Registrant's Board of Directors.


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


Item 9B. - Other Information

None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders to be held May 13, 2006 ("Proxy Statement"), under the captions "Election of Directors," "Board of Directors and Committees," and "Executive Officers."

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

                                   Part IV

Item 15 - Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 29 thru 55:

Consolidated Balance Sheets - December 31, 2005 and 2004....................29
Consolidated Statements of Income - Years ended December 31,
2005, 2004 and 2003.........................................................30
Consolidated Statements of Stockholders' Equity - Years ended
December 31, 2005, 2004 and 2003............................................31
Consolidated Statements of Cash Flows - Years ended December 31,
2005, 2004 and 2003.........................................................32
Notes to the Consolidated Financial Statements..............................33
Report of the Independent Auditors..........................................54

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K and this list includes the Exhibit index:

Exhibit No..

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

                                F & M Bank Corp.
                                  (Registrant)


By: /s/ Dean W. Withers                                  March 24, 2006
   ---------------------------                           ---------------------
    Dean W. Withers                                      Date
    Director, President and Chief Executive Officer

By: /s/ Neil W. Hayslett                                 March 24, 2006
    ---------------------------                          ---------------------
    Neil W. Hayslett                                     Date
    Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

             Signature                  Title                   Date

 /s/ Thomas L. Cline                  Director            March 24, 2006
---------------------------                               ----------------
Thomas L. Cline

/s/ John N. Crist                     Director            March 24, 2006
---------------------------                               ----------------
John N. Crist

/s/ Julian D. Crist              Director, Chairman       March 24, 2006
---------------------------                               ----------------
Julian D. Fisher

/s/ Ellen R. Fitzwater                Director            March 24, 2006
---------------------------                               ----------------
Ellen R. Fitzwater

                                      Director
---------------------------                               ----------------
Daniel J. Harshman

                                      Director
---------------------------                               ----------------
Richard S. Myers

                                      Director
---------------------------                               ----------------
Michael W. Pugh

/s/ Ronald E. Wampler                 Director            March 24, 2006
---------------------------                               ----------------
Ronald E. Wampler

Exhibit 21 - List of Subsidiaries of the Registrant



   Farmers & Merchants Bank (incorporated in Virginia)
   TEB Life Insurance Company (incorporated in Arizona)
   Farmers & Merchants Financial Services (incorporated in Virginia), a subsidiary of Farmers & Merchants Bank