Form 10-Q
period 2006-03-31
F&M BANK CORP
filed 2006-05-15
CIK 740806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



[ X ] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2006.

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

 Large accelerated filer     Accelerated filer      Non-accelerated filer  X
                        ----                  ----                       ----

   Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). Yes     No  X
                              ----    ---


    State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at May 1, 2006
   Common Stock, par value - $5                           2,398,402 shares

                               F & M BANK CORP.


                                     INDEX

                                                                        Page

PART I     FINANCIAL INFORMATION                                          2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2006 and 2005                                  2

           Consolidated Balance Sheets - March 31, 2006
           and December 31, 2005                                          3

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2006 and 2005                                  4

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months March 31, 2006 and 2005                  5

           Notes to Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    20

Item 4.    Controls and Procedures                                       20


PART II    OTHER INFORMATION                                             21

Item 1.    Legal Proceedings                                             21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   21

Item 3.    Defaults upon Senior Securities                               21

Item 4.    Submission of Matters to a Vote of Security Holders           21

Item 5.    Other Information                                             21

Item 6.    Exhibits                                                      21


           SIGNATURES                                                    22

Part I Financial Information
Item 1 Financial Statements
                               F & M BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except per Share Amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                          2006          2005
                                                       ----------    ---------
Interest Income
   Interest and fees on loans held for investment       $  4,809     $  4,067
   Interest and fees on loans held for sale                               132
   Interest on federal funds sold                             12           16
   Interest on interest bearing deposits                      26           27
   Dividends on equity securities                            104          101
   Interest on debt securities                               184          183
                                                        --------       ------
   Total Interest Income                                   5,135        4,526
                                                        --------       ------
Interest Expense
   Interest on demand deposits                                75           44
   Interest on savings accounts                              131          110
   Interest on time deposits over $100,000                   370          208
   Interest on time deposits                                 879          681
                                                        --------       ------
   Total interest on deposits                              1,455        1,043

   Interest on short-term debt                               160          130
   Interest on long-term debt                                250          314
                                                        --------       ------
   Total Interest Expense                                  1,865        1,487
                                                        --------       ------

   Net Interest Income                                     3,270        3,039

Provision for Loan Losses                                     60           90
                                                        --------       ------

   Net Interest Income after Provision for Loan Losses     3,210        2,949
                                                        --------       ------

Noninterest Income
   Service charges                                           272          205
   Insurance and other commissions                            54           55
   Other                                                     184          320
   Income on bank owned life insurance                        66           62
   Security gains (losses)                              --------       ------

   Total Noninterest Income                                  576          642
                                                        --------       ------

Noninterest Expense
   Salaries                                                  997          830
   Employee benefits                                         346          304
   Occupancy expense                                         104          102
   Equipment expense                                         122          106
   Intangible amortization                                    69           69
   Other                                                     596          630
                                                        --------       ------

   Total Noninterest Expense                               2,234        2,041
                                                        --------       ------

Income before Income Taxes                                 1,552        1,550

   Income Taxes                                              467          383
                                                        --------       ------

   Net Income                                           $  1,085     $  1,167
                                                        ========       ======

Per Share Data
   Net Income                                           $    .45     $    .48
                                                         =======       ======

   Cash Dividends                                       $    .20     $    .19
                                                         =======       ======

   Weighted Average Shares Outstanding                 2,401,644    2,410,697
                                                       =========    =========

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                       March 31,    December 31,
     ASSETS                                              2006            2005
                                                      ---------       ---------
                                                      (Unaudited)     (Audited)

Cash and due from banks                               $    6,750      $   7,904
Interest bearing deposits in banks                         2,383          2,228
Fed funds sold                                               125          2,487
Securities held to maturity (note 2)                         110            110
Securities available for sale (note 2)                    29,952         28,507
Other investments                                          6,491          6,304
Loans held for sale                                                       3,528
Loans held for investment (note 3)                       292,510        277,398
   Less allowance for loan losses (note 4)                (1,718)        (1,673)
                                                       ---------       --------

   Net Loans Held for Investment                         290,792        275,725

Bank premises and equipment                                6,372          5,757
Interest receivable                                        1,500          1,367
Deposit intangible                                         1,357          1,426
Goodwill                                                   2,639          2,639
Bank owned life insurance (note 5)                         5,400          5,333
Other assets                                               2,779          3,013
                                                       ---------       --------

   Total Assets                                       $  356,650      $ 346,328
                                                       =========       ========

     LIABILITIES

Deposits
   Noninterest bearing demand                         $   47,519      $  46,325
   Interest bearing
     Demand                                               38,240         38,970
     Savings deposits                                     42,534         43,855
     Time deposits over $100,000                          37,313         35,462
     Time deposits                                       103,689        102,697
                                                       ---------       --------

   Total Deposits                                        269,295        267,309

Short-term debt                                           17,987         14,345
Long-term debt                                            25,913         22,808
Accrued expenses                                           6,166          5,299
                                                       ---------       --------

   Total Liabilities                                     319,361        309,761
                                                       ---------       --------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,400,002 and
   2,402,037 issued and outstanding, in
   2006 and 2005, respectively                            12,000         12,010
Surplus
Retained earnings                                         25,695         25,136
Accumulated other comprehensive income (loss)               (406)          (579)
                                                        --------       --------

   Total Stockholders' Equity                             37,289         36,567
                                                       ---------       --------

Total Liabilities and Stockholders' Equity            $  356,650      $ 346,328
                                                       =========       ========


       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           2006         2005
                                                         -------       ------

Cash Flows from Operating Activities:
   Net income                                           $   1,085    $  1,167
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                           135         116
       Amortization of security premiums                       27          36
       Net (increase) decrease in loans held for sale       3,528      34,306
       Provision for loan losses                               60          90
       Intangible amortization                                 69          69
       (Increase) decrease in interest receivable            (133)        (30)
       Decrease in other assets                                15          87
       Increase in accrued expenses                         1,010          19
       Gain on security transactions
       Amortization of limited partnership investments         92          64
       Income from life insurance investment                  (66)        (62)
                                                         --------      ------

   Net Adjustments                                          4,737      34,695
                                                         --------      ------

   Net Cash Provided by Operating Activities                5,822      35,862
                                                         --------      ------

Cash Flows from Investing Activities:
   Purchase of investments available for sale              (2,281)    (10,044)
   Proceeds from sales of investments available for sale      500
   Proceeds from maturity of investments available for sale   282       1,630
   Net increase in loans held for investment              (15,127)    (17,546)
   Purchase of property and equipment                        (751)        (28)
   Change in federal funds sold                             2,362       1,017
   Net (increase) decrease in interest bearing bank
     deposits                                                (155)      5,472
                                                         --------      ------

   Net Cash Used in Investing Activities                  (15,170)    (19,499)
                                                         --------      ------

Cash Flows from Financing Activities:
   Net change in demand and savings deposits                 (857)      2,041
   Net change in time deposits                              2,842       7,018
   Net change in short-term debt                            3,642     (31,695)
   Cash dividends paid                                       (482)       (457)
   Repurchase of common stock                                 (56)        (61)
   Change in federal funds purchased                                    2,020
   Proceeds of long-term debt                               5,000       5,000
   Repayment of long-term debt                             (1,895)     (1,922)
                                                         --------      ------

   Net Cash Provided (Used) by Financing Activities         8,194     (18,056)
                                                         --------      ------

Net Decrease (Increase) in Cash and Cash Equivalents       (1,154)     (1,693)
Cash and Cash Equivalents, Beginning of Period              7,904       7,938
                                                         --------      ------

Cash and Cash Equivalents, End of Period                $   6,750    $  6,245
                                                         ========      ======

Supplemental Disclosure
   Cash paid for:
     Interest expense                                   $   1,826    $  1,445
     Income taxes                                                         220

       The accompanying notes are an integral part of these statements.

                               F & M BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                          2006          2005
                                                       ----------    ----------

Balance, beginning of period                            $  36,567    $  34,260

Comprehensive Income
   Net income                                               1,085        1,167
   Net change in unrealized appreciation on securities
     available for sale, net of taxes                         173         (225)
                                                        ---------     --------

   Total comprehensive income                               1,258          942

Repurchase of common stock                                    (56)         (61)

Dividends declared                                           (480)        (457)
                                                        ---------     --------

Balance, end of period                                  $  37,289    $  34,684
                                                        =========     ========


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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and March 31, 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2006 and December 31, 2005 are as follows:

                                          2006                  2005
                                   -------------------   -----------------
                                              Market                Market
                                     Cost      Value       Cost      Value
                                     ------   -------    --------   ---------

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations     $   110   $    110    $    110   $   110
                                    ------    -------     -------    ------

            Total                  $   110   $    110    $    110   $   110
                                    ======    =======     =======    ======


                                           2006                 2005
                                    -----------------      ----------------

                                    Market                Market
                                     Value     Cost        Value     Cost
                                    ------     ------    --------   -------

          Securities Available for Sale

          U. S. Treasury and
            Agency obligations     $17,860   $ 17,993    $ 15,820   $16,007
          Equity securities          6,121      6,372       6,458     6,875
          Mortgage-backed
            securities               3,236      3,314       3,510     3,604
          Corporate Bonds            2,370      2,500       2,354     2,500
          Municipals                   365        375         365       375
                                    ------    -------     -------    ------

            Total                  $29,952   $ 30,554    $ 28,507   $29,361
                                    ======    =======     =======    ======

                               F & M BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 3    LOANS HELD FOR INVESTMENT:

             Loans outstanding at March 31, 2006 and December 31, 2005 are summarized as follows:

                                                         2006         2005
                                                         -----        ----
          Real Estate
            Construction                               $ 38,451    $ 33,540
            Residential                                 139,394     137,087
          Commercial and agricultural                    96,167      88,656
          Installment loans to individuals               16,889      16,434
          Credit cards                                    1,506       1,616
          Other                                             103          65
                                                         ------     -------

            Total                                      $292,510    $277,398
                                                        =======     =======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses follows:

                                                           Three Months Ended
                                                                March 31,
                                                             2006     2005
                                                             ----     ----

          Balance, beginning of period                      $1,673   $1,511
          Provisions charged to
            operating expenses                                  60       90
          Net (charge-offs) recoveries:
            Loan recoveries                                     11       19
            Loan charge-offs                                   (26)     (54)
                                                            -------   -----

          Total Net Charge-Offs *                              (15)     (35)
                                                             ------   -----

          Balance, End of Period                            $1,718   $1,566
                                                             =====    =====

         *Components of Net Charge-Offs
            Real Estate
            Commercial                                           1        1
            Installment                                        (16)     (36)
                                                             ------   -----

            Total                                           $  (15)  $  (35)
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

     The Bank is a full service commercial bank offering a wide range of banking and financial services through its eight branch offices. Two new branches have been approved by the regulatory authorities. One office is approximately two miles east of the Harrisonburg city limits on Route 33. This office will be owned by the Bank and is currently under construction. The opening date for this branch is anticipated to be during the late summer of 2006. The second office will be located at 700 East Main Street, Luray, Virginia. This is a leased facility and was recently vacated by another bank; remodeling of this facility is expected to take approximately two months. The targeted opening date for this branch is late June 2006. The Bank also operates a courier service which picks up commercial deposits on a daily basis in the Harrisonburg area. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.

     The Company's primary trade area services customers in Rockingham County, Shenandoah County, the southern part of Page County and the northern part of Augusta County. The addition of the Luray branch will increase the Company's service area to include eastern and northern Page County.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Overview

      Net income for the first quarter of 2006 was $1,085,000 or $.45 per share, compared to $1,167,000 or $.48 in the first quarter of 2005, a decrease of 7.03%. Core operating earnings, (exclusive of non-recurring items) totaled $1,085,000 in 2006 and $1,023,000 in 2005, an increase of 6.06%. During the first quarter, noninterest income, exclusive of securities transactions, decreased 10.28% and noninterest expense increased 9.46% during the same period.

Results of Operations

      The 2006 year to date tax equivalent net interest margin increased $244,000 or 7.93% compared to the same period 2005. The yield on earning assets increased .73%, while the cost of funds increased .59% compared to the same period in 2005. These increases resulted as maturing assets and liabilities began repricing at higher rates.

      Beginning in June 2004, the Federal Reserve's Federal Open Market Committee (FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 3.75% through March 2006. Although the Interest Sensitivity Analysis on page 20 indicates the Company is in a liability sensitive position in the one year time horizon, the recent increase in rates has proven beneficial to the net interest margin. This has resulted due to the fact that a large portion of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors.

      A schedule of the net interest margin for 2006 and 2005 can be found in Table I on page 18.

      Noninterest income, exclusive of securities transactions, decreased $66,000 or 10.28% through March 31, 2006. Items contributing to the decrease include a $32,000 decrease in secondary market loan origination fees and a $104,000 decrease in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and in 2005 included $93,000 related to the recognition of deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.

      Noninterest expense increased $193,000 in 2006. The increase is the result of a $209,000 increase in salaries and benefits expense (18.43%). The increase in salaries and benefits includes normal salary increases, growth in staff, and an increase in the cost of group insurance of 16.21% Exclusive of personnel expenses, other noninterest expenses decreased at an annualized rate of 1.76% in 2006 compared to 2005. Areas that decreased include a $19,000 decrease in FDIC insurance assessment, and $22,000 in legal and professional fees. Noninterest expense as an annualized percentage of average assets equals 2.58% which compares to 2.38% in the prior year. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, peer group noninterest expenses averaged 3.00% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

      The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 4.75% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.

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

      As of March 31, 2006, the cost of all securities available for sale exceeded their market value by $602,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

      Investments in debt securities increased $1,782,000 in the first quarter of 2006. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately one and quarter years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities in 2006 total $10,000,000 and these bonds have an average yield of approximately 3.50%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are approximately 200 BP higher.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


     The Company's equity securities portfolio was $251,000 below cost at March 31, 2006. The decline in the value of the equities portfolio is spread over a number of asset sectors including dividend producing mutual funds that hold primarily preferred stocks. These funds have declined in value as their yields have become less favorable relative to alternative investment categories. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

     A review of these investments as of March 31, 2006, revealed no securities that were impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

     The Company operates in a predominately rural area that includes the counties of Rockingham, Page and Shenandoah in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid size businesses and farms within its primary service area.

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

      Management has funded its loans for sale through the use of short-term borrowings from the FHLB. The yield on these loans is based on a discount to the prime rate, but offers a premium over other comparable short-term investments. During the first quarter, these loan participations have averaged $557,000, with a maximum balance of $3,528,000 and $0 at quarter end. The Bank has made a commitment to purchase up to a maximum of $45,000,000 of these loans.

       The first three months of 2006 resulted in an increase of $15,112,000 in the Bank's core loan portfolio. The increase in the loan portfolio is reflective of the strong local economy. The growth has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last year and a half, the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the recent growth in the portfolio.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $235,000 at March 31, 2006 compared to $695,000 at December 31, 2005. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2006, the Company does not hold any real estate which was acquired through foreclosure.

    The following is a summary of information pertaining to risk elements and impaired loans:

                                         March 31,      December 31,
                                           2006             2005
                                         ---------       ---------

    Nonaccrual loans                    $               $   63,000
    Loans past due 90 days or more
     and still accruing interest           235,000         632,000
    Restructured loans                           0               0
                                         ---------       ---------

                                        $  235,000      $  695,000
    Percent of loans held for investment       .08%            .25%

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     The allowance for loan losses of $1,718,000 at March 31, 2006 is equal to ..59% of loans held for investment. This compares to an allowance of $1,673,000 (.60%) at December 31, 2005. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2006, for a total of $60,000. Total charge-offs, net of recoveries, equal $15,000 year to date. This is equivalent to an annualized loss rate of .02% of total loans. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group.

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

Deposits and Other Borrowings

      The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $1,986,000 since December 31, 2005. Time deposits increased $2,843,000 during this period while demand deposits and savings deposits decreased $857,000. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised two short term certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts.

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

Long-term debt

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $1,895,000 through March 31, 2006. Additional borrowings of $5,000,000 were obtained to assist in funding the growth in the loans held for investment.

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

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2006, the Company's total risk based capital and total capital to total assets ratios were 13.87% and 9.70%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the first quarter dividend in 2006 of 5.26%.

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

   As of March 31, 2006, the Company had a cumulative Gap Rate Sensitivity Ratio of (5.38%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

   A summary of asset and liability repricing opportunities is shown in Table
II.

Stock Repurchase

      On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. During the first quarter of 2006 2,035 shares were repurchased, at an average cost of $27.64 per share.

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

                                                                       TABLE 1

                                                       F & M BANK CORP.
                                                NET INTEREST MARGIN ANALYSIS
                                             (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                                  (Dollar Amounts in Thousands)

                                       Three Months Ended                Three Months Ended
                                         March 31, 2006                     March 31, 2005
                                    -------------------------          -----------------------

                                  Average       Income/             Average     Income/
                                 Balance(2)     Expense   Rates    Balance(2)   Expense   Rates
                                  -------       -------   -----     -------     -------   -----

Interest Income
 Loans held for investment(1,2)   $281,824     $4,830     6.86%     $259,055   $4,082     6.39%
 Loans held for sale                   569                            13,904      132     3.85
 Federal funds sold                  1,156         12     4.15         2,530       16     2.56
 Interest bearing
   deposits                          2,094         26     4.97         6,495       27     1.69
Investments
     Taxable (3)                    19,675        200     4.07        23,693      199     3.36
Partially taxable                    6,686        113     6.76         6,974      104     5.97
     Tax exempt (2,3)                  375          4     4.27           375        4     4.27
                                    ------      -----     ----       -------    -----     ----

 Total Earning Assets              312,379      5,185     6.64       313,026    4,564     5.91
                                   -------      -----     ----       -------    -----     ----

Interest Expense
 Demand deposits                    37,889         75      .79        38,155       44      .47
 Savings                            42,998        131     1.22        49,034      110      .91
 Time deposits                     139,943      1,249     3.57       123,128      890     2.93
 Short-term debt                    15,258        160     4.19        21,749      130     2.42
 Long-term debt                     23,074        250     4.33        31,442      314     4.05
                                   -------      -----    -----       -------    -----     ----
 Total Interest
     Bearing Liabilities          $259,162      1,865     2.88      $263,508    1,488     2.29
                                   =======      -----    -----       =======    -----     ----

 Net Interest Margin (1)                        3,320                          $3,076
                                                =====                           =====

 Net Yield on Interest
     Earning Assets                                       4.25%                           3.98%
                                                         =====                            =====


   (1) Interest income on loans includes loan fees.

   (2) An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

   (3) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

                                                                     TABLE II

                               F & M BANK CORP.
                         INTEREST SENSITIVITY ANALYSIS
                                March 31, 2006
                           (In Thousands of Dollars)


The following table presents the Company's interest sensitivity.


                        0 - 3      4 - 12    1 - 5   Over 5     Not
                        Months     Months    Years    Years  Classified   Total
                       --------    -------   ------  ------  ----------   -----
Uses of Funds

   Loans
      Commercial       $ 46,141   $ 7,276  $ 75,873  $ 5,328   $        $134,618
      Installment         4,614       989    10,066    1,323              16,992
      Real estate for
         investments     22,557     6,163    92,099   18,575             139,394
      Real estate for sale
      Credit cards        1,506                                            1,506
   Federal funs sold        125                                              125
   Interest bearing
      bank deposits         799     1,188       397                        2,384
   Investment securities  4,982     7,116    11,445             6,519     30,062
                         ------    ------   -------   ------    -----    -------

   Total                 80,724    22,732   189,880   25,226    6,519    325,081
                         ------    ------   -------   ------    -----    -------

Sources of Funds

   Interest bearing
      demand deposits              11,767    21,572    4,902              38,241
   Savings deposits                 8,507    25,520    8,507              42,534
   Certificates of
      deposit
      $100,000 and over   4,525    16,317    16,471                       37,313
   Other certificates
      of deposit         13,680    41,034    48,975                      103,689
   Short-term borrowings 17,987                                           17,987
   Long-term borrowings   3,395     3,741    16,184    2,593              25,913
                         ------    ------   -------   ------    ------   -------

   Total                 39,587    81,366   128,722   16,002             265,677
                         ------    ------   -------   ------    ------   -------

Discrete Gap             41,137   (58,634)   61,158    9,224    6,519     59,404

Cumulative Gap           41,137   (17,497)   43,661   52,885   59,404

Ratio of Cumulative
   Gap to Total          12.65%     (5.38)%   13.43%   16.27%   18.27%
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

Changes in Internal Controls

      During the period reported upon, the only significant change in F & M Bank Corp.'s internal controls was an increase in the lending limit of the management loan committee from $800,000 to $1,500,000. No other changes were made pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

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

Part II Other Information


Item 1. Legal Proceedings -                        Not Applicable

Item 1a. Risk Factors - There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation's Form 10k filed on March 24, 2006.

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds-                           Not Applicable

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

                                       F & M BANK CORP.


                                       /s/ DEAN W. WITHERS
                                       ----------------------------
                                       Dean W. Withers
                                       President and Chief Executive Officer



                                       /s/ NEIL W. HAYSLETT
                                       ----------------------------
                                       Neil W. Hayslett
                                       Senior Vice President and Chief
                                       Financial Officer


May 12, 2006