Form 10-Q
period 2006-06-30
F&M BANK CORP
filed 2006-08-14
CIK 740806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarterly period ended June 30, 2006.

[   ]    Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission File Number: 000-13273

                                F & M BANK CORP.

         Virginia                                            54-1280811
--------------------------                           -------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                                  P. O. Box 1111
                           Timberville, Virginia 22853
                (Address of Principal Executive Offices) (Zip Code)

                                  (540) 896-8941
               (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

 Large accelerated filer     Accelerated filer       Non-accelerated filer  X
                        ----                   ----                       -----

   Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). Yes      No  X
                              ----    ----

    State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 4, 2006
Common Stock, par value - $5                             2,380,150 shares

                                F & M BANK CORP.

                                      INDEX

                                                                           Page

PART I     FINANCIAL INFORMATION.............................................2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended June 30, 2006 and 2005......................................2

           Consolidated Statements of Income - Six Months
           Ended June 30, 2006 and 2005......................................3

           Consolidated Balance Sheets - June 30, 2006
           and December 31, 2005.............................................4

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2006 and 2005......................................5

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months June 30, 2006 and 2005........................6

           Notes to Consolidated Financial Statements........................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......21

Item 4.    Controls and Procedures..........................................21

PART II    OTHER INFORMATION................................................22

Item 1.    Legal Proceedings................................................22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......22

Item 3.    Defaults upon Senior Securities..................................22

Item 4.    Submission of Matters to a Vote of Security Holders..............22

Item 5.    Other Information................................................22

Item 6.    Exhibits.........................................................22

           SIGNATURES.......................................................23

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                           2006        2005
                                                          -------     -------
Interest Income
  Interest and fees on loans held for investment        $    5,161  $    4,287
  Interest and fees on loans held for sale                                 216
  Interest on federal funds sold                                 8           8
  Interest on interest bearing deposits                         35          18
  Dividends on equity securities                               103         117
  Interest on debt securities                                  212         177
                                                        ----------  ----------
      Total Interest Income                                  5,519       4,823
                                                        ----------  ----------
Interest Expense
  Interest on demand deposits                                  126          55
  Interest on savings accounts                                 118         131
  Interest on time deposits over $100,000                      383         222
  Interest on time deposits                                  1,036         764
                                                        ----------  ----------
  Total interest on deposits                                 1,663       1,172
  Interest on short-term debt                                  229         217
  Interest on long-term debt                                   274         304
                                                        ----------  ----------
      Total Interest Expense                                 2,166       1,693
                                                        ----------  ----------

      Net Interest Income                                    3,353       3,130

Provision for Loan Losses                                       60          90
                                                        ----------  ----------
       Net Interest Income after Provision for
          Loan Losses                                        3,293       3,040
                                                        ----------  ----------

Noninterest Income
  Service charges                                              313         291
  Insurance and other commissions                               94          75
  Other                                                        244         243
  Income on bank owned life insurance                           67          68
  Security gains (losses)                                       (5)         23
                                                        ----------  ----------
      Total Noninterest Income                                 713         700
                                                        ----------  ----------

Noninterest Expense
  Salaries                                                   1,054         870
  Employee benefits                                            364         316
  Occupancy expense                                            121         107
  Equipment expense                                            138         116
  Intangible amortization                                       69          69
  Other                                                        641         620
                                                        ----------  ----------
      Total Noninterest Expense                              2,387       2,098
                                                        ----------  ----------

Income before Income Taxes                                   1,619       1,642

  Income Taxes                                                 484         495
                                                        ----------  ----------
      Net Income                                        $    1,135  $    1,147
                                                        ----------  ----------

Per Share Data
  Net Income                                            $      .47  $      .48
                                                        ----------  ----------

  Cash Dividends                                        $      .20  $      .19
                                                        ==========  ==========

  Weighted Average Shares Outstanding                    2,397,279   2,410,053
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except per Share Amounts)
                                 (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                           2006        2005
                                                          ------      -------
Interest Income
  Interest and fees on loans held for investment        $    9,970  $    8,354
  Interest and fees on loans held for sale                                 348
  Interest on federal funds sold                                20          24
  Interest on interest bearing deposits                         61          45
  Dividends on equity securities                               207         218
  Interest on debt securities                                  396         360
                                                        ----------  ----------
      Total Interest Income                                 10,654       9,349
                                                        ----------  ----------
Interest Expense
  Interest on demand deposits                                  201          99
  Interest on savings accounts                                 249         241
  Interest on time deposits over $100,000                      753         430
  Interest on time deposits                                  1,915       1,445
                                                        ----------  ----------
  Total interest on deposits                                 3,118       2,215
  Interest on short-term debt                                  389         347
  Interest on long-term debt                                   524         618
                                                        ----------  ----------
      Total Interest Expense                                 4,031       3,180
                                                        ----------  ----------

      Net Interest Income                                    6,623       6,169

Provision for Loan Losses                                      120         180
                                                        ----------  ----------
       Net Interest Income after Provision for
           Loan Losses                                       6,503       5,989
                                                        ----------  ----------

Noninterest Income
  Service charges                                              585         496
  Insurance and other commissions                              148         130
  Other                                                        428         563
  Income on bank owned life insurance                          133         130
  Security gains (losses)                                       (5)         23
                                                        ----------  ----------
      Total Noninterest Income                               1,289       1,342
                                                        ----------  ----------

Noninterest Expense
  Salaries                                                   2,051       1,700
  Employee benefits                                            710         620
  Occupancy expense                                            225         209
  Equipment expense                                            260         222
  Intangible amortization                                      138         138
  Other                                                      1,237       1,250
                                                        ----------  ----------
      Total Noninterest Expense                              4,621       4,139
                                                        ----------  ----------

Income before Income Taxes                                   3,171       3,192

  Income Taxes                                                 951         878
                                                        ----------  ----------
      Net Income                                        $    2,220  $    2,314
                                                        ----------  ----------

Per Share Data
  Net Income                                            $      .93  $      .96
                                                        ----------  ----------

  Cash Dividends                                        $      .40  $      .38
                                                        ==========  ==========

  Weighted Average Shares Outstanding                    2,399,449   2,410,388
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                         June 30,   December 31,
                                                           2006        2005
                                                         ---------  -----------
                                                        (Unaudited)  (Audited)
ASSETS
Cash and due from banks                                 $    7,609  $    7,904
Interest bearing deposits in banks                           2,289       2,228
Fed funds sold                                               3,034       2,487
Securities held to maturity (note 2)                           110         110
Securities available for sale (note 2)                      27,746      28,507
Other investments                                            6,369       6,304
Loans held for sale                                                      3,528
Loans held for investment (note 3)                         295,772     277,398
   Less allowance for loan losses (note 4)                  (1,775)     (1,673)
                                                        ----------  ----------
      Net Loans Held for Investment                        293,997     275,725

Bank premises and equipment                                  6,845       5,757
Interest receivable                                          1,499       1,367
Deposit intangible                                           1,288       1,426
Goodwill                                                     2,639       2,639
Bank owned life insurance (note 5)                           5,817       5,333
Other assets                                                 2,898       3,013
                                                        ----------  ----------
      Total Assets                                      $  362,140  $  346,328
                                                        ==========  ==========

LIABILITIES
Deposits
  Noninterest bearing demand                            $   46,705  $   46,325
  Interest bearing
   Demand                                                   37,446      38,970
   Savings deposits                                         37,456      43,855
   Time deposits over $100,000                              44,831      35,462
   Time deposits                                           110,419     102,697
                                                        ----------  ----------
      Total Deposits                                       276,857     267,309

Short-term debt                                             18,895      14,345
Long-term debt                                              22,787      22,808
Accrued expenses                                             5,964       5,299
                                                        ----------  ----------

      Total Liabilities                                    324,503     309,761
                                                        ----------  ----------

     STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,394,087 and
  2,402,037 issued and outstanding, in 2006
  and 2005, respectively                                    11,970      12,010
Retained earnings                                           26,214      25,136
Accumulated other comprehensive income (loss)                 (547)       (579)
                                                        ----------  ----------
      Total Stockholders' Equity                            37,637      36,567
                                                        ----------  ----------
      Total Liabilities and Stockholders' Equity        $  362,140  $  346,328
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           2006        2005
                                                          -------     -------

Cash Flows from Operating Activities:
Net income                                              $    2,220  $    2,314
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              279         242
     Amortization of security premiums                          35          70
     Net (increase) decrease in loans held for sale          3,528       5,431
     Provision for loan losses                                 120         180
     Intangible amortization                                   138         138
     (Increase) decrease in interest receivable               (132)        (22)
     (Increase) decrease in other assets                       (30)        211
     Increase in accrued expenses                              810         767
     (Gain) loss on security transactions                        5         (23)
     Amortization of limited partnership investments           185         137
     Income from life insurance investment                    (133)       (130)
                                                        ----------  ----------
     Net Adjustments                                         4,805       7,001
                                                        ----------  ----------
      Net Cash Provided by Operating Activities              7,025       9,315
                                                        ----------  ----------

Cash Flows from Investing Activities:
  Purchase of investments available for sale                (4,657)    (12,817)
  Proceeds from sales of investments available for sale        605         807
  Proceeds from maturity of investments available for sale   4,557      12,138
  Net increase in loans held for investment                (18,391)    (21,464)
  Purchase of property and equipment                        (1,368)       (278)
  Change in federal funds sold                                (547)      1,017
  Purchase of investment in life insurance                    (350)          -
  Net (increase) decrease in interest bearing bank deposits    (60)      5,974
                                                        ----------  ----------
      Net Cash Used in Investing Activities                (20,211)    (14,623)
                                                        ----------  ----------

Cash Flows from Financing Activities:
  Net change in demand and savings deposits                 (7,544)       (847)
  Net change in time deposits                               17,091      11,563
  Net change in short-term debt                              4,550      (7,975)
  Cash dividends paid                                         (963)       (915)
  Repurchase of common stock                                  (222)       (120)
  Change in federal funds purchased                                      1,557
  Proceeds of long-term debt                                 5,000       5,000
  Proceeds from issuance of common stock                                    73
  Repayment of long-term debt                               (5,021)     (4,237)
                                                        ----------  ----------
      Net Cash Provided (Used) by Financing Activities      12,891       4,099
                                                        ----------  ----------

Net Decrease (Increase) in Cash and Cash Equivalents          (295)     (1,209)
Cash and Cash Equivalents, Beginning of Period               7,904       7,938
                                                        ----------  ----------

Cash and Cash Equivalents, End of Period                $    7,609  $    6,729
                                                        ==========  ==========

Supplemental Disclosure
  Cash paid for:
   Interest expense                                     $    3,887  $    3,095
   Income taxes                                                450         595

The accompanying notes are an integral part of these statements.

                                F & M BANK CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           2006        2005
                                                          ------      -------

Balance, beginning of period                            $   36,567  $   34,260

Comprehensive Income
  Net income                                                 2,220       2,314
  Net change in unrealized appreciation on securities
   available for sale, net of taxes                             32        (220)
                                                        ----------  ----------

  Total comprehensive income                                 2,252       2,094

Repurchase of common stock                                    (222)       (120)

Common stock sold to ESOP                                                   73

Dividends declared                                            (960)       (915)
                                                        ----------  ----------

Balance, end of period                                  $   37,637  $   35,392
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

             The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three month periods ended June 30, 2006 and June 30, 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of the F & M Bank Corp.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2    INVESTMENT SECURITIES:

             The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2006 and December 31, 2005 are as follows:

                                         2006                    2005
                                ----------------------  ----------------------
                                              Market                  Market
                                   Cost        Value       Cost        Value
                                  ------     --------     ------     ---------

          Securities Held to Maturity

          U. S. Treasury and
            Agency obligations  $      110  $      110  $      110  $      110
                                ----------  ----------  ----------  ----------

            Total               $      110  $      110  $      110  $      110
                                ==========  ==========  ==========  ==========

                                         2006                    2005
                                ----------------------  ----------------------
                                              Market                  Market
                                   Cost        Value       Cost        Value
                                  ------     --------     ------     --------

          Securities Available for Sale

           U. S. Treasury and
            Agency obligations  $   15,984  $   15,786  $   16,007  $   15,820
           Equity securities         6,675       6,320       6,875       6,458
           Mortgage-backed
             securities              3,031       2,894       3,604       3,510
           Corporate Bonds           2,500       2,382       2,500       2,354
           Municipals                  375         364         375         365
                                ----------  ----------  ----------  ----------
               Total            $   28,565  $   27,746  $   29,361  $   28,507
                                ==========  ==========  ==========  ==========

                                F & M BANK CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 3    LOANS HELD FOR INVESTMENT:

             Loans outstanding at June 30, 2006 and December 31, 2005 are summarized as follows:

                                                           2006        2005
                                                          ------      -------
         Real Estate
           Construction                                 $   38,908  $   33,540
           Residential                                     139,041     137,087
         Commercial and agricultural                        98,662      88,656
         Installment loans to individuals                   17,275      16,434
         Credit cards                                        1,528       1,616
         Other                                                 358          65
                                                        ----------  ----------
              Total                                     $  295,772  $  277,398
                                                        ==========  ==========

NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses follows:

                                   Six Months Ended       Three Months Ended
                                       June 30,                June 30,
                                   2006        2005        2006        2005
                                ----------  ----------  ----------  ----------

Balance, beginning of period    $    1,673  $    1,511  $    1,718  $    1,566
  Provisions charged to
   operating expenses                  120         180          60          90
  Net (charge-offs) recoveries:
   Loan recoveries                      18          36           7          19
   Loan charge-offs                    (36)        (68)        (10)        (16)
                                ----------  ----------  ----------  ----------
      Total Net Charge-Offs *          (18)        (32)         (3)          3
                                ----------  ----------  ----------  ----------
      Balance, End of Period    $    1,775  $    1,659  $    1,775  $    1,659
                                ==========  ==========  ==========  ==========

* Components of Net Charge-Offs
  Real Estate
  Commercial                             1           5           1           5
  Installment                          (19)        (37)         (4)         (2)
                                ----------  ----------  ----------  ----------
      Total                     $      (18) $      (32) $       (3) $        3
                                ==========  ==========  ==========  ==========

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

     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. In April, the Bank opened its first office within the Harrisonburg, Virginia city limits on Port Republic Road. In early July, the Bank opened an office at 700 East Main Street, Luray, Virginia, its first office in Page County, Virginia. In late August the Bank plans to open an office approximately 2 miles east of the Harrisonburg city limits at the intersection of Route 33 and Route 276. Upon opening this office the Bank will simultaneously close and consolidate the operations of its loan/investment production office located at 207 University Boulevard in Harrisonburg and its branch located at the Elkton Plaza Center, Elkton, VA. The Bank also operates a courier service which picks up commercial deposits on a daily basis in the Harrisonburg area. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.

     The Company's primary trade area services customers in Rockingham County, Shenandoah County, Page County and the northern part of Augusta County. The addition of the Luray branch recently increased the Company's service area to include eastern and northern Page County.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

      Net income for the second quarter of 2006 was $1,135,000 or $.47 per share, compared to $1,147,000 or $.48 per share in the second quarter of 2005, a decrease of 1.05%. Core operating earnings, (exclusive of non-recurring items) totaled $1,138,000 in 2006 and $1,132,000 in 2005, an increase of .53%. During the second quarter, noninterest income, exclusive of securities transactions, increased 6.06% and noninterest expense increased 13.78% during the same period.

Results of Operations

Year to Date

      The 2006 year to date tax equivalent net interest margin increased $441,000 or 7.04% compared to the same period 2005. The yield on earning assets increased .78%, while the cost of funds increased .72% compared to the same period in 2005. These increases are consistent with market rates within the local and national economies and resulted as both maturing assets and liabilities repriced at higher rates.

      Beginning in June 2004, the Federal Reserve's Federal Open Market Committee (FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 4.25% through June 2006. Although the Interest Sensitivity Analysis on page 20 indicates the Company is in a liability sensitive position in the one year time horizon, the recent increase in rates has proven beneficial to the net interest margin. This has resulted due to the fact that a large portion of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors. While the net interest margin for both the six month (4.20%) and three month periods (4.18%) compare favorably to the prior year, it is notable that the net interest margin fell from 4.25% in the first quarter 2006 to its current level. This is indicative of strong competition locally for deposits (principally certificates of deposit) and the Banks current liability sensitive position. Based on the current rate environment, and baring a reversal by the FOMC in the direction of rates, it is anticipated that the net interest margin will continue to drift downward slightly through the one year time horizon. Changes in the distribution in assets and liabilities (balance sheet leverage) could affect these anticipated results.

      A schedule of the net interest margin for 2006 and 2005 can be found in Table I on page 19.

      Noninterest income, exclusive of securities transactions, decreased $25,000 or 1.90% through June 30, 2006. Items contributing to the decrease include a $130,000 decrease in returns on low income housing partnerships. The returns on these investments are principally in the form of tax credits and in 2005 included $93,000 related to the recognition of non-recurring deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period. Secondary market loan origination fees also decreased $27,000. Service charges on deposit accounts increased $89,000 primarily as a result of increased overdraft fee income. Income from insurance sales and other commissions increased $18,000.

      Noninterest expense increased $482,000 in 2006. The increase is the result of a $441,000 increase in salaries and benefits expense (19.01%). The increase in salaries and benefits includes normal salary increases for existing staff, an increase in full time equivalent (FTE) employees from 93 in 2005 to 114 in 2006, and an increase in the cost of group insurance of 20.89% The increase in FTEs included hiring of staff related to two new branch offices, drivers for the courier service, staffing related to the creation of a centralized loan operations department and the addition of a facilities manager. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 2.25% in 2006 compared to 2005. All of this increase is related to occupancy and equipment expense attributable to the two new branches. Noninterest expense as an annualized percentage of average assets equals 2.59% which compares to 2.33% in the prior year. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, peer group noninterest expenses averaged 3.16% of average assets. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Quarter Ending June 30

      The Company's net income decreased $12,000 to $1.135 million in 2006 as compared to the second quarter of 2005. After adjusting to exclude securities transactions, core earnings increased $6,000. Net interest income increased $223,000, while the tax equivalent net interest margin increased 25 bps to 4.18%. For the quarter, noninterest income, exclusive of securities transactions, increased to $718,000 compared to $677,000 in 2005. The increase was primarily the result of an increase in service charges on deposits and insurance commissions. Noninterest expense increased 13.78%, or $289,000 in 2006. Of this amount, $232,000 related to increases in salaries and benefits expenses. Total salaries and benefits increased 19.56%, and include normal increases in base salaries, an increase in staffing, and increases in the associated benefit accruals.


Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

      The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 5.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased slightly year to date.

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

      As of June 30, 2006, the cost of all securities available for sale exceeded their market value by $854,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

      Investments in debt securities decreased $2,292,000 in the second quarter of 2006. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately one and a half years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities in the remainder of 2006 total $8,000,000 and these bonds have an average yield of approximately 3.50%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are approximately 175 BP higher.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     The Company's equity securities portfolio was $355,000 below cost at June 30, 2006, compared to $417,000 below cost at year end 2005. The decline in the value of the equities portfolio is spread over a number of asset sectors including dividend producing mutual funds that hold primarily preferred stocks. These funds have declined in value as their yields have become less favorable relative to alternative investment categories. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

     A review of these investments as of June 30, 2006, revealed no securities that were impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

     The second quarter of 2006 resulted in an increase of $3,262,000 in the Bank's portfolio of loans held for investment. The rate of increase in the loan portfolio slowed significantly compared to the first quarter of 2006 when the portfolio grew $15,112,000. This appears to be reflective of a slowdown in the real estate sector of the local economy brought on by rising interest rates. Year to date the growth in the loan portfolio has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last two years, the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the recent growth in the portfolio.

     In 2003, management entered into an agreement with Gateway Bank (of California) to purchase short-term real estate loan participations. These loans have been purchased by Gateway from mortgage brokers and will be held until sold to the ultimate holder in the secondary market. All loans have firm take-out commitments and are held for periods ranging from two to sixty days, but averaging approximately fifteen days. These loans originate in several states throughout the country, however, a significant portion are from the state of California. These loans are designated on the balance sheet as "Loans Held for Sale".

     While a purchase commitment of $45,000,000 remains in place, due to a slowing of the real estate market, the bank has not held any of these loans during the second quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $1,295,000 at June 30, 2006 compared to $695,000 at December 31, 2005. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2006, the Company does not hold any real estate which was acquired through foreclosure.

    The following is a summary of information pertaining to risk elements and impaired loans:

                                                         June 30,   December 31,
                                                           2006        2005
                                                         ---------  -----------

   Nonaccrual loans                                     $    7,000  $   63,000
   Loans past due 90 days or more
     and still accruing interest                         1,288,000     632,000
   Restructured loans                                            0           0
                                                        ----------  ----------

                                                        $1,295,000  $  695,000
   Percent of loans held for investment                       .43%        .25%

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     The allowance for loan losses of $1,775,000 at June 30, 2006 is equal to ..60% of loans held for investment. This compares to an allowance of $1,673,000 (.60%) at December 31, 2005. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2006, for a total of $120,000. Total charge-offs, net of recoveries, equal $18,000 year to date. This is equivalent to an annualized loss rate of .01% of total loans. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group.

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

Deposits and Other Borrowings

      The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $9,548,000 since December 31, 2005. Time deposits increased $17,091,000 during this period while demand deposits and savings deposits decreased $7,543,000. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised various short term certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts.

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

Long-term debt

      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $4,329,000 through June 30, 2006. Additional borrowings of $5,000,000 were obtained to assist in funding the growth in the loans held for investment

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

      In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2006, the Company's total risk based capital and total capital to total assets ratios were 13.75% and 10.39%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the second quarter dividend in 2006 of 5.26%.

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

   As of June 30, 2006, the Company had a cumulative Gap Rate Sensitivity Ratio of (9.76%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

   A summary of asset and liability repricing opportunities is shown in Table
II.

Stock Repurchase

      On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. During the second quarter of 2006 5,915 shares were repurchased, at an average cost of $28.03 per share.

      On July 26, 2006, the Board of Directors approved an amendment to the share repurchase program. The amendment increases the number of shares of common stock that the Registrant can repurchase under the program from 50,000 to 100,000 shares. As of July 26, 2006, the Company had repurchased 44,064 shares of its common stock under the program.

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


TABLE 1
                                                                     F & M BANK CORP.
                                                              NET INTEREST MARGIN ANALYSIS
                                                              (Dollar Amounts in Thousands)


                                  Six Months Ended        Six Months Ended       Three Months Ended      Three Months Ended
                                    June 30, 2006           June 30, 2005           June 30, 2006           June 30, 2005
                                ---------------------   ---------------------   ---------------------   ---------------------
                             Average  Income/         Average   Income/         Average   Income/         Average  Income/
                             Balance  Expense  Rates  Balance   Expense  Rates  Balance   Expense  Rates  Balance  Expense  Rates
                             -------  -------  ------ -------   -------  -----  -------   -------  -----  -------  -------  -----

Rate related income
  Loans held for
    investment(1)           $287,464  $10,014  6.97%  $263,900  $8,389   6.36%  $293,039  $5,184   7.08%  $268,531 $4,307   6.42%
  Loans held for sale            283                    16,810     348   4.14%                              19,684    216   4.39%
  Federal funds sold             886       20  4.51%     1,801      24   2.67%       619       8   5.17%     1,079      8   2.97%
  Bank deposits                2,034       47  4.62%     4,703      45   1.91%     1,974      21   4.26%     3,720     18   1.94%
  Investments
   Taxable (3)                21,367      428  4.01%    23,433     395   3.37%    21,259     228   4.29%    23,448    196   3.34%
   Partially taxable (2,3)     6,897      215  6.23%     7,111     231   6.50%     6,730     102   6.06%     6,977    127   7.28%
   Tax exempt (2,3)              375        9  4.80%       375       9   4.80%       375       5   5.33%       375      5   5.33%
                             -------   ------ -----    -------   -----  -----    -------  ------  -----    ------- ------  -----
  Total earning assets       319,306   10,733  6.72%   318,133   9,441   5.94%   323,996   5,548   6.85%   323,814  4,877   6.02%
                             -------   ------ -----    -------   -----  -----    -------  ------  -----    ------- ------  -----

Interest Expense
  Demand deposits             38,536      200  1.04%    38,860      99    .51%    39,176     125   1.28%    38,431     55    .57%
  Savings                     41,369      249  1.20%    48,575     241    .99%    39,758     118   1.19%    48,122    131   1.09%
  Time deposits              142,874    2,668  3.73%   126,349   1,875   2.97%   145,771   1,419   3.89%   129,534    986   3.04%
  Short-term debt             16,367      390  4.77%    24,971     347   2.78%    18,528     230   4.97%    28,076    217   3.09%
  Long-term debt              23,612      524  4.44%    31,422     618   3.93%    24,259     274   4.52%    31,146    304   3.90%
                             -------   ------ -----    -------   -----  -----    -------  ------  -----    ------- ------  -----

     Total interest bearing
      liabilities            262,758    4,031  3.07%   270,177   3,180   2.35%   267,492   2,166   3.24%   275,309  1,693   2.46%
                             -------   ------ -----    -------   -----  -----    -------  ------  -----    ------- ------  -----

     Net interest income (1)          $ 6,702                   $6,261                    $3,382                   $3,184
                                       ======                    =====                     =====                   ======

     Net yield on interest
      earning assets (1)                       4.20%                     3.94%                     4.18%                   3.93%
                                               ======                   =====                     =====                  ======

(1) Interest income on loans includes loan fees.
(2) An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.
(3) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
(4) Average balances include non-accrual loans.

                                                                     TABLE II

                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                                  June 30, 2006
                            (In Thousands of Dollars)

The following table presents the Company's interest sensitivity.

                    0 - 3     4 - 12     1 - 5     Over 5      Not
                   Months     Months     Years      Years   Classified   Total
                   -------    ------     -----     ------   ----------   -----

Uses of Funds

  Loans
   Commercial     $ 46,243  $  8,014   $ 78,074 $  5,239   $          $ 137,570
   Installment       5,188       987     10,271    1,187                 17,633
   Real estate for
     investments    22,397     6,036     93,651   16,957                139,041
   Credit cards      1,528                                                1,528
  Federal funs sold  3,034                                                3,034
  Interest bearing
   bank deposits     1,101       792        396                           2,289
  Investment
   securities        4,996     9,026      7,112                6,722     27,856
                    ------    ------    -------   ------      ------    -------
      Total         84,487    24,855    189,504   23,383       6,722    328,951
                    ------    ------    -------   ------      ------    -------

Sources of Funds

  Interest bearing
   demand deposits            11,709     21,061    4,676                 37,446
  Savings deposits             7,491     22,474    7,491                 37,456
  Certificates of
   deposit
   $100,000 and
   over              1,267    25,699     17,865                          44,831
  Other certificates
   of deposit       12,443    52,119     45,859                         110,421
  Short-term
   borrowings       18,895                                               18,895
  Long-term
   borrowings        3,088     8,742      8,920    2,037                 22,787
                    ------   -------    -------   ------      ------    -------
      Total         35,693   105,760    116,179   14,204                271,836
                    ------   -------    -------   ------      ------    -------

Discrete Gap        48,794   (80,905)    73,325    9,179       6,722     57,115

Cumulative Gap      48,794   (32,111)    41,214   50,393      57,115

Ratio of Cumulative
  Gap to Total      14.83%    (9.76)%     12.53%   15.32%      17.36%
  Earning Assets

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2006. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds-                           Not Applicable

Item 3. Defaults Upon Senior Securities -          Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On May 13, 2006, the shareholders held
                                          their annual meeting. The following
                                          items were approved by the
                                          shareholders by the required majority:

                                          1) Election of the Board of Directors
                                             as proposed in the proxy material
                                             without any additions or
                                             exceptions.



                                                              Votes     Votes
                                                            "For" by  "Withheld"
                                                              Proxy     by Proxy
                                                             -------   ---------

                                          Ellen R. Fitzwater  1,636,276   8,383
                                          Richard S. Myers    1,634,015  10,644
                                          Ronald E. Wampler   1,631,978  12,681

                                          2) Appointment of Larrowe & Company,
                                             P.L.C as independent auditors as
                                             proposed in the proxy materials;
                                             1,636,162 votes "for", 61 votes
                                             "against", and 8,436 abstained.

Item 5. Other Information -                        Not Applicable

Item 6. Exhibits

        (a)Exhibits
           --------

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

        (b) Reports Filed on Form 8-K

                   A Form 8-K was filed as of August 2, 2006 under Item 8.01 - Other Matters. This Form 8-K disclosed an amendment in an existing share repurchase plan to increase in the number of shares of common stock that the Registrant can repurchase under the plan from 50,000 to 100,000 shares.

                                    Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      F & M BANK CORP.

                                      /s/ DEAN W. WITHERS
                                      --------------------------------
                                      Dean W. Withers
                                      President and Chief Executive Officer



                                      /s/ NEIL W. HAYSLETT
                                      --------------------------------
                                      Neil W. Hayslett
                                      Senior Vice President and Chief
                                         Financial Officer

August 11, 2006