Form 10-Q
period 2006-09-30
F&M BANK CORP
filed 2006-11-13
CIK 740806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006.

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                          Outstanding at November 3,2006
-----                          ------------------------------
Common Stock, par value - $5          2,366,500 shares

                                F & M BANK CORP.

                                      INDEX

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION..........................................     2

Item 1.   Financial Statements

          Consolidated Statements of Income - Three Months
          Ended September 30, 2006 and 2005..............................     2

          Consolidated Statements of Income - Nine Months
          Ended September 30, 2006 and 2005..............................     3

          Consolidated Balance Sheets - September 30, 2006
          and December 31, 2005..........................................     4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2006 and 2005..............................     5

          Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months September 30, 2006 and 2005...............     6

          Notes to Consolidated Financial Statements.....................     7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    20

Item 4.   Controls and Procedures........................................    20

PART II   OTHER INFORMATION..............................................    21

Item 1.   Legal Proceedings..............................................    21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....    21

Item 3.   Defaults upon Senior Securities................................    21

Item 4.   Submission of Matters to a Vote of Security Holders............    21

Item 5.   Other Information..............................................    21

Item 6.   Exhibits.......................................................    21

          SIGNATURES.....................................................    22

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                  2006         2005
                                                               ----------   ----------
INTEREST INCOME
   Interest and fees on loans held for investment              $    5,362   $    4,564
   Interest and fees on loans held for sale                                        354
   Interest on federal funds sold                                      34           32
   Interest on interest bearing deposits                               29           24
   Dividends on equity securities                                     116          115
   Interest on debt securities                                        252          169
                                                               ----------   ----------
      Total Interest Income                                         5,793        5,258
                                                               ----------   ----------

INTEREST EXPENSE
   Interest on demand deposits                                        147           65
   Interest on savings accounts                                       102          139
   Interest on time deposits over $100,000                            535          259
   Interest on time deposits                                        1,180          791
                                                               ----------   ----------
   Total interest on deposits                                       1,964        1,254
   Interest on short-term debt                                        197          396
   Interest on long-term debt                                         253          284
                                                               ----------   ----------
      Total Interest Expense                                        2,414        1,934
                                                               ----------   ----------
      Net Interest Income                                           3,379        3,324

PROVISION FOR LOAN LOSSES                                              60           90
                                                               ----------   ----------
      Net Interest Income after Provision for Loan Losses           3,319        3,234
                                                               ----------   ----------

NONINTEREST INCOME
   Service charges                                                    310          276
   Insurance and other commissions                                     71           84
   Other                                                              244          263
   Income on bank owned life insurance                                 71           56
   Security gains (losses)                                            109            8
                                                               ----------   ----------
      Total Noninterest Income                                        805          687
                                                               ----------   ----------

NONINTEREST EXPENSE
   Salaries                                                         1,101          909
   Employee benefits                                                  361          310
   Occupancy expense                                                  130          106
   Equipment expense                                                  143          110
   Intangible amortization                                             69           69
   Other                                                              675          650
                                                               ----------   ----------
      Total Noninterest Expense                                     2,479        2,154
                                                               ----------   ----------

INCOME BEFORE INCOME TAXES                                          1,645        1,767
   Income Taxes                                                       482          557
                                                               ----------   ----------
      NET INCOME                                               $    1,163   $    1,210
                                                               ----------   ----------

PER SHARE DATA
   Net Income                                                  $      .49   $      .50
                                                               ----------   ----------
   Cash Dividends                                              $      .21   $      .20
                                                               ==========   ==========
   Weighted Average Shares Outstanding                          2,380,769    2,407,199
                                                               ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Part I Financial Information
Item 1 Financial Statements

                                F & M BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                  2006         2005
                                                               ----------   ----------
INTEREST INCOME
   Interest and fees on loans held for Investment              $   15,332   $   12,918
   Interest and fees on loans held for sale                                        702
   Interest on federal funds sold                                      54           56
   Interest on interest bearing deposits                               90           69
   Dividends on equity securities                                     323          333
   Interest on debt securities                                        648          529
                                                               ----------   ----------
   Total Interest Income                                           16,447       14,607
                                                               ----------   ----------

INTEREST EXPENSE
   Interest on demand deposit                                         348          164
   Interest on savings accounts                                       351          380
   Interest on time deposits over $100,000                          1,288          689
   Interest on all other time deposits                              3,095        2,236
                                                               ----------   ----------
   Total interest on deposits                                       5,082        3,469
   Interest on short-term debt                                        586          743
   Interest on long-term debt                                         777          902
                                                               ----------   ----------
   Total Interest Expense                                           6,445        5,114
                                                               ----------   ----------
Net Interest Income                                                10,002        9,493

PROVISION FOR LOAN LOSSES                                             180          270
                                                               ----------   ----------
      Net Interest Income after Provision for Loan Losses           9,822        9,223
                                                               ----------   ----------
NONINTEREST INCOME
   Service charges                                                    895          772
   Insurance and other commissions                                    219          214
   Other                                                              672          826
   Income on bank owned life insurance                                204          186
   Security gains                                                     104           31
                                                               ----------   ----------
   Total Noninterest Income                                         2,094        2,029
                                                               ----------   ----------

NONINTEREST EXPENSE
   Salaries                                                         3,152        2,609
   Employee benefits                                                1,071          930
   Occupancy expense                                                  355          315
   Equipment expense                                                  403          332
   Intangibles amortization                                           207          207
   Other                                                            1,912        1,900
                                                               ----------   ----------
   Total Noninterest Expense                                        7,100        6,293
                                                               ----------   ----------
INCOME BEFORE INCOME TAXES                                          4,816        4,959
   Income Taxes                                                     1,433        1,435
                                                               ----------   ----------
   NET INCOME                                                  $    3,383   $    3,524
                                                               ----------   ==========
PER SHARE DATA
   Net Income                                                  $     1.41   $     1.46
                                                               ==========   ==========
   Cash Dividends                                              $      .61   $      .58
                                                               ==========   ==========
   Weighted Average Shares Outstanding                          2,393,154    2,409,310
                                                               ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                F & M BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2006           2005
                                                               -------------   ------------
                                                                (Unaudited)      (Audited)
ASSETS
Cash and due from banks                                           $  6,132       $  7,904
Interest bearing deposits in banks                                   1,767          2,228
Fed funds sold                                                                      2,487
Securities held to maturity (note 2)                                   110            110
Securities available for sale (note 2)                              30,160         28,507
Other investments                                                    5,892          6,304
Loans held for sale                                                                 3,528
Loans held for investment (note 3)                                 301,908        277,398
   Less allowance for loan losses (note 4)                          (1,801)        (1,673)
                                                                  --------       --------
      Net Loans Held for Investment                                300,107        275,725
Bank premises and equipment                                          7,377          5,757
Interest receivable                                                  1,732          1,367
Deposit intangible                                                   1,219          1,426
Goodwill                                                             2,639          2,639
Bank owned life insurance (note 5)                                   5,888          5,333
Other assets                                                         2,679          3,013
                                                                  --------       --------
         Total Assets                                             $365,702       $346,328
                                                                  ========       ========

LIABILITIES
Deposits
   Noninterest bearing demand                                     $ 45,848       $ 46,325
   Interest bearing
      Demand                                                        42,024         38,970
      Savings deposits                                              34,459         43,855
      Time deposits over $100,000                                   47,878         35,462
      Time deposits                                                116,717        102,697
                                                                  --------       --------
         Total Deposits                                            286,926        267,309
Short-term debt                                                     13,015         14,345
Long-term debt                                                      21,223         22,808
Accrued expenses                                                     6,618          5,299
                                                                  --------       --------
         Total Liabilities                                         327,782        309,761
                                                                  --------       --------
      STOCKHOLDERS' EQUITY
Common stock, $5 par value, 2,367,300 and 2,402,037 issued
   and outstanding, in 2006 and 2005, respectively                  11,836         12,010
Retained earnings                                                   26,262         25,136
Accumulated other comprehensive income (loss)                         (178)          (579)
                                                                  --------       --------
         Total Stockholders' Equity                                 37,920         36,567
                                                                  --------       --------
         Total Liabilities and Stockholders' Equity               $365,702       $346,328
                                                                  ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                F & M BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                  2006        2005
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  3,383    $  3,524
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                               435         368
         Amortization of security premiums                           38         105
         Net (increase) decrease in loans held for sale           3,528      24,796
         Provision for loan losses                                  180         270
         Intangible amortization                                    207         207
         (Increase) decrease in interest receivable                (365)       (101)
         (Increase) decrease in other assets                         41         126
         Increase in accrued expenses                             1,395         169
         (Gain) loss on security transactions                      (104)        (31)
         Amortization of limited partnership investments            280         229
         Income from life insurance investment                     (203)       (186)
                                                               --------    --------
         Net Adjustments                                          5,432      25,952
                                                               --------    --------
            Net Cash Provided by Operating Activities             8,815      29,476
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                   (11,621)    (12,820)
   Proceeds from sales of investments available for sale          1,993       1,649
   Proceeds from maturity of investments available for sale       8,771      12,610
   Net increase in loans held for investment                    (24,562)    (31,947)
   Purchase of property and equipment                            (2,055)       (361)
   Change in federal funds sold                                   2,487        (887)
   Purchase of investment in life insurance                        (350)
   Net (increase) decrease in interest bearing bank deposits        461       5,989
                                                               --------    --------
            Net Cash Used in Investing Activities               (24,876)    (25,767)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings deposits                     (6,820)      1,963
   Net change in time deposits                                   26,436      13,065
   Net change in short-term debt                                 (1,967)    (16,184)
   Cash dividends paid                                           (1,434)     (1,374)
   Repurchase of common stock                                      (976)       (228)
   Change in federal funds purchased                                635
   Proceeds of long-term debt                                     5,000       5,000
   Proceeds from issuance of common stock                                        73
   Repayment of long-term debt                                   (6,585)     (6,338)
                                                               --------    --------
            Net Cash Provided (Used) by Financing Activities     14,289      (4,023)
                                                               --------    --------

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS             (1,772)       (314)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    7,904       7,938
                                                               --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  6,132    $  7,624
                                                               ========    ========

SUPPLEMENTAL DISCLOSURE
   Cash paid for:
      Interest expense                                         $  6,179    $  5,013
      Income taxes                                                  825         970

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                F & M BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
BALANCE, BEGINNING OF PERIOD                                   $36,567    $34,260
Comprehensive Income
   Net income                                                    3,383      3,524
   Net change in unrealized appreciation on securities
      available for sale, net of taxes                             401       (204)
                                                               -------    -------
   TOTAL COMPREHENSIVE INCOME                                    3,784      3,320
Repurchase of common stock                                        (976)      (228)
Common stock sold to ESOP                                                      73
Dividends declared                                              (1,455)    (1,397)
                                                               -------    -------
Balance, end of period                                         $37,920    $36,028
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

          The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three month periods ended September 30, 2006 and September 30, 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of the F & M Bank Corp.

          The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2 INVESTMENT SECURITIES:

          The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2006 and December 31, 2005 are as follows:

                                       2006                2005
                                -----------------   -----------------
                                           MARKET              MARKET
                                  COST     VALUE      COST     VALUE
                                -------   -------   -------   -------
Securities Held to Maturity
U. S. Treasury and
   Agency obligations             $110      $110      $110      $110
                                  ----      ----      ----      ----
   Total                          $110      $110      $110      $110
                                  ====      ====      ====      ====

                                       2006                2005
                                -----------------   -----------------
                                           MARKET              MARKET
                                  COST     VALUE      COST     VALUE
                                -------   -------   -------   -------
Securities Available for Sale
U. S. Treasury and
   Agency obligations           $17,937   $17,918   $16,007   $15,820
Equity securities                 6,793     6,742     6,875     6,458
Mortgage-backed securities        2,811     2,727     3,604     3,510
Corporate Bonds                   2,500     2,405     2,500     2,354
Municipals                          375       368       375       365
                                -------   -------   -------   -------
      Total                     $30,416   $30,160   $29,361   $28,507
                                =======   =======   =======   =======

                                F & M BANK CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 3 LOANS HELD FOR INVESTMENT:

          Loans outstanding at September 30, 2006 and December 31, 2005 are summarized as follows:

                                     2006       2005
                                   --------   --------
Real Estate
   Construction                    $ 41,044   $ 33,540
   Residential                      141,852    137,087
Commercial and agricultural          99,085     88,656
Installment loans to individuals     18,236     16,434
Credit cards                          1,567      1,616
Other                                   124         65
                                   --------   --------
      Total                        $301,908   $277,398
                                   ========   ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses follows:

                                   NINE MONTHS ENDED   THREE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                   -----------------   ------------------
                                     2006     2005        2006     2005
                                    ------   ------      ------   ------
Balance, beginning of period        $1,673   $1,511      $1,775   $1,659
   Provisions charged to
      operating expenses               180      270          60       90
   Net (charge-offs) recoveries:
      Loan recoveries                   33       46          15       10
      Loan charge-offs                 (85)    (193)        (49)    (125)
                                    ------   ------      ------   ------
         Total Net Charge-Offs *       (52)    (147)        (34)    (115)
                                    ------   ------      ------   ------
         Balance, End of Period     $1,801   $1,634      $1,801   $1,634
                                    ======   ======      ======   ======
*  Components of Net Charge-Offs
   Real Estate
   Commercial                          (16)    (100)        (17)    (105)
   Installment                         (36)     (47)        (17)     (10)
                                    ------   ------      ------   ------
         Total                      $  (52)  $ (147)     $  (34)  $ (115)
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

NOTE 6 EMPLOYEE BENEFIT PLAN

          The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended, 2006 and 2005.

                                                  2006        2005
                                               ---------   ---------
Service cost                                   $ 227,433   $ 185,199
Interest cost                                    157,217     134,100
Expected return on plan assets                  (187,994)   (148,605)
Amortization of net obligation at transition       7,619       7,620
Amortization of prior service cost                (3,975)     (3,975)
Amortization of net (gain) or loss                39,392      36,357
                                               ---------   ---------
Net periodic benefit cost                      $ 239,692   $ 210,696
                                               =========   =========

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

     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. In April, the Bank opened its first office within the Harrisonburg, Virginia city limits on Port Republic Road. In early July, the Bank opened an office at 700 East Main Street, Luray, Virginia, its first office in Page County, Virginia. In late August the Bank opened an office approximately 2 miles east of the Harrisonburg city limits at the intersection of Route 33 and Route 276. Upon opening this office the Bank simultaneously closed and consolidated, into the new branch, the operation of its loan/investment production office located at 207 University Boulevard in Harrisonburg and its branch located at the Elkton Plaza Center, Elkton, VA. The Bank also operates a courier service which picks up commercial deposits on a daily basis in the Harrisonburg area. In September the Bank received regulatory approval to expand its courier service into Page and Shenandoah Counties. The Bank has since added a second courier vehicle to accommodate the additional customer deposit pick ups. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.

     The Company's primary trade area services customers in Rockingham County, Shenandoah County, Page County and the northern part of Augusta County. The addition of the Luray branch recently increased the Company's service area to include eastern and northern Page County.

     Management's discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10Q.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Net income for the third quarter of 2006 was $1,163,000 or $.49 per share, compared to $1,210,000 or $.50 in the third quarter of 2005, a decrease of 3.88%. Core operating earnings, (exclusive of securities transactions, net of tax effect) totaled $1,092,000 in 2006 and $1,204,000 in 2005, a decrease of 9.30%. For the nine months ended September 30, 2006, net income was $3,383,000 or $1.41 per share compared to $3,524,000 or $1.46 in 2005. This was a decrease of 4.00%. During the third quarter, noninterest income, exclusive of securities transactions, increased 2.50% and noninterest expense increased 15.09% during the same period.

RESULTS OF OPERATIONS

YEAR TO DATE

     The 2006 year to date tax equivalent net interest margin increased $498,000 or 5.16% compared to the same period 2005. The yield on earning assets increased ..81%, while the cost of funds increased .74% compared to the same period in 2005. These increases are consistent with market rates within the local and national economies and resulted as both maturing assets and liabilities repriced at higher rates.

     Beginning in June 2004, the Federal Reserve's Federal Open Market Committee
(FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 4.25% through September 2006. Although the Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position in the one year time horizon, the recent increase in rates has proven beneficial to the net interest margin. This has resulted due to the fact that a large portion of rate sensitive liabilities (checking and savings) do not reprice immediately with changes in market rates, but are adjusted at the discretion of management based on funding needs and competitive factors. While the net interest margin for both the six month (4.18%) and three month periods (4.14%) compare favorably to the prior year, it is notable that the net interest margin fell from 4.25% in the first quarter 2006 to its current level. This is indicative of strong competition locally for deposits (principally certificates of deposit) and the Banks current liability sensitive position. Based on the current rate environment, and baring a reversal by the FOMC in the direction of rates, it is anticipated that the net interest margin will continue to drift downward slightly through the one year time horizon. Changes in the distribution in assets and liabilities (balance sheet leverage) could affect these anticipated results.

     A schedule of the net interest margin for 2006 and 2005 can be found in Table I on page 18.

     Noninterest income, exclusive of securities transactions, decreased $8,000 or .40% through three quarters of 2006. Items contributing to the decrease include a $50,000 decrease in secondary market loan origination fees and a $148,000 decrease in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and in 2005 included $93,000 related to the recognition of non-recurring deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period. Partially offsetting the decreases listed above was a $123,000 increase in service charges on deposit accounts (including overdraft fees), card related income (credit, debit, merchant and ATM) also increased $42, 000 compared to 2005.

     Noninterest expense increased $807,000 in 2006. Of the total, $684,000 (a 19.33% increase) can be attributed to salaries and employee benefits. This increase includes normal salary increases for existing staff, an increase in full time equivalent (FTE) staff from 97 in 2005 to 116 in 2006, and an increase in the cost of group insurance of 22.63% The increase in FTEs includes hiring of staff related to three new branch offices, drivers for the courier service and staffing related to the creation of a centralized loan operations department. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 4.47% in 2006 compared to 2005. Virtually all the increase can be attributed to additional facilities and equipment expenses related to the new branch offices. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report (June 30), noninterest expenses averaged 2.63% versus peer group average of 3.18%. The Company's operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDING SEPTEMBER 30

     The Company's net income totaled $1,163,000 compared to $1,210,000 in the third quarter of 2005. After adjusting to exclude securities transactions, core earnings decreased $112,000 or 9.30%. The tax equivalent net interest margin increased 17 basis points to 4.14%. The average balance of loans held for investment increased $19,990,000, while loans held for sale decreased $28,978,000. Although these changes resulted in a $10,912,000 decrease in earning assets, it proved accretive to the net interest margin due to the higher average yield on loans held for investment as compared to loans held for sale.

     Loans held for sale (prior year) consisted of short term mortgage participations that had an average life of approximately fifteen days. These loans were funded primarily though an increase in short-term debt (overnight borrowings). Due to changes in market conditions, the Bank no longer had access to these short term mortgage participations. The growth in the loan portfolio within the Bank's primary service areas was funded primarily through growth in deposits (principally certificates of deposit).

     Noninterest income, exclusive of securities transactions, increased 2.50% ($17,000) due primarily to higher income from overdraft fees. Personnel expenses increased 19.93% and other noninterest expenses increased 8.77% in the quarter for the same reasons cited in the nine month discussion.

FINANCIAL CONDITION

FEDERAL FUNDS SOLD AND INTEREST BEARING BANK DEPOSITS

     The Company's subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 5.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in interest bearing bank deposits and federal funds sold have both decreased due to growth in the loan portfolio.

SECURITIES

     The Company's securities portfolio serves several purposes. Portions of the portfolio are held to assist the Company with liquidity, asset liability management, as collateral for certain public funds and repurchase agreements and for long-term growth potential.

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

     As of September 30, 2006, the cost of all securities available for sale exceeded their market value by $256,000. This includes declines in value in both the equity securities held by the Company and in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Investments in debt securities increased $1,369,000 in the first nine months of 2006. This increase was the result of securities that were purchased to support pledging needs for public funds purposes. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities in 2006 total $12 million, of which $8 million have already matured, these bonds had and average yield of approximately 2.75%. Bonds purchased year to date total $10 million with an average yield of approximately 5.39% and an average maturity of 4.2 years, however some of these bonds have call provisions that may result in a shorter life than the contractual maturity..

     The Company's equity securities portfolio was $51,000 below cost at September 30, 2006. Gains totaling $104,000 have been taken within the equities portfolio during 2006. In addition to the realized gains of $104,000, the market value of the portfolio has increased $284,000 year to date. This increase in value is consistent with the overall improvement in the equities markets during the first nine months of the year. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

     A review of these investments as of September 30, 2006, did not reveal any investments that appeared to be impaired based on the criteria management has employed for the last several years to assess impairment.

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

     The first nine months of 2006 resulted in an increase of $24,582,000 in the Bank's core loan portfolio. The increase in the loan portfolio is reflective of the strong local economy. The growth has been concentrated within the real estate portfolio, both residential and commercial properties. Within the last two years, the bank hired two commercial lenders that brought experience from larger regional banks. Both these lenders have been successful in bringing loan customers from their former banks which has added to the growth in the portfolio.

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

     While a purchase commitment of $45,000,000 remains in place, due to a slowing of the real estate market, the bank has not held any of these loans since February of 2006.

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

     The following is a summary of information pertaining to risk elements and impaired loans:

                                       September 30,   December 31,
                                            2006           2005
                                       -------------   ------------
Nonaccrual loans                         $        0      $ 63,000
Loans past due 90 days or more
   and still accruing interest            2,154,000       632,000
Restructured loans                                0             0
                                         ----------      --------
                                         $2,154,000      $695,000
Percent of loans held for investment            .71%          .25%

     Of the above total, loans totaling approximately $1.020 million were paid down and brought current through the borrower's sale of real property. Approximately 90% of the past due loans reflected above are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2006, the Company does not hold any real estate which was acquired through foreclosure.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The allowance for loan losses of $1,801,000 at September 30, 2006 is equal to .60% of loans held for investment. This compares to an allowance of $1,673,000 (.60%) at December 31, 2005. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2006, for a total of $180,000. Total charge-offs, net of recoveries, equal $52,000 year to date. This is equivalent to an annualized loss rate of .02% of total loans. In recent years, the company has had an average loss rate of .08% which is less than one half the loss rate of its peer group.

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

DEPOSITS AND OTHER BORROWINGS

     The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $19,617,000 since December 31, 2005. Time deposits increased $26,436,000 during this period while demand deposits and savings deposits decreased $6,819,000. The decrease in demand and savings deposits appears to be the result of customers moving funds from lower yielding savings accounts to higher yielding short term certificates of deposits.

     Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has advertised several certificate of deposit rate specials to attract new funds. The Bank also continues to advertise a free checking account product. The growth in deposits appears to be a result of advertising of these accounts.

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

LONG-TERM DEBT

     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company's subsidiary bank typically borrows funds on a fixed rate basis. These borrowings are used to match the maturities of its loan portfolio with the maturities of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $6,585,000 through September 30, 2006. Additional borrowings of $5,000,000 were obtained to assist in funding the growth in the loans held for investment.

     In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.

CAPITAL

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2006, the Company's total risk based capital and total capital to total assets ratios were 13.57% and 9.81%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company's peers. Earnings have been satisfactory to allow an increase in the third quarter dividend in 2006 of 5.00%.

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

     As of September 30, 2006, the Company had a cumulative Gap Rate Sensitivity Ratio of (15.41%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

     A summary of asset and liability repricing opportunities is shown in Table II.

STOCK REPURCHASE

     On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company's outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. On July 26, 2006, the Board of Directors approved an amendment to the share repurchase program. The amendment increases the number of shares of common stock that the Registrant can repurchase under the program from 50,000 to 100,000 shares. As of September 30, 2006, the Company had repurchased 69,862 shares of its common stock under the program.

During the third quarter of 2006 26,787 shares were repurchased, at an average cost of $28.17 per share.

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

                                                                         TABLE 1

                                F & M BANK CORP.
                          NET INTEREST MARGIN ANALYSIS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                  Nine Months Ended         Nine Months Ended         Three Months Ended        Three Months Ended
                                 September 30, 2006        September 30, 2005        September 30, 2006        September 30, 2005
                              ------------------------  ------------------------  ------------------------  ------------------------
                               Average  Income/          Average  Income/          Average  Income/          Average  Income/
                               Balance  Expense  Rates   Balance  Expense  Rates   Balance  Expense  Rates   Balance  Expense  Rates
                              --------  -------  -----  --------  -------  -----  --------  -------  -----  --------  -------  -----
Rate Related Income
   Loans held for
      investments (1, 2)      $290,397  $15,388  7.07%  $268,020  $12,975  6.45%  $295,880   $5,383  7.28%  $275,890   $4,586  6.65%
   Loans held for sale             188        9  6.38%    20,911      702  4.48%                              28,978      354  4.89%
   Federal funds sold            1,486       54  4.85%     2,447       56  3.05%     2,667       34  5.10%     3,718       32  3.44%
   Bank deposits (2)             1,982       90  6.05%     4,305       69  2.14%     1,792       28  6.25%     3,191       24  3.01%
   Investments
      Taxable (3)               21,660      705  4.34%    23,042      580  3.36%    22,238      277  4.98%    22,272      188  3.38%
      Partially
         taxable (2, 3)          7,117      328  6.14%     6,988      362  6.91%     7,551      113  5.99%     6,991      131  7.50%
      Tax exempt (2, 3)            375       13  4.62%       375       13  4.62%       375        4  4.27%       375        4  4.27%
                              --------  -------  ----   --------  -------  ----   --------   ------  ----    -------   ------  ----
   Total Earning Assets        323,205   16,587  6.84%   326,088   14,757  6.03%   330,503    5,839  7.07%   341,415    5,319  6.23%
                              --------  -------  ----   --------  -------  ----   --------   ------  ----    -------   ------  ----

Interest Expense
   Demand deposits              38,832      349  1.20%    38,837      164   .56%    39,412      149  1.51%    39,403       65   .66%
   Savings                      39,514      351  1.18%    47,958      380  1.06%    35,865      102  1.14%    46,743      139  1.19%
   Time deposits               148,683    4,382  3.93%   128,279    2,925  3.04%   160,114    1,714  4.28%   132,077    1,050  3.18%
   Short-term debt              16,718      586  4.67%    31,282      743  3.17%    15,595      196  5.03%    43,883      396  3.61%
   Long-term debt               23,251      778  4.46%    28,121      902  4.28%    22,195      254  4.58%    26,357      284  4.31%
                              --------  -------  ----   --------  -------  ----   --------   ------  ----    -------   ------  ----
   Total Interest Bearing
      Liabilities              266,998    6,446  3.22%   274,477    5,114  2.48%   273,181    2,415  3.54%   288,463    1,934  2.68%
                              --------  -------  ----   --------  -------  ----   --------   ------  ----    -------   ------  ----
   Net Interest Income (1)              $10,141                   $ 9,643                    $3,424                    $3,385
                                        =======                   =======                    ======                    ======
   Net Yield on Interest
      Earning Assets (1)                         4.18%                     3.94%                     4.14%                     3.97%
                                                 ====                      ====                      ====                      ====

(1)  Interest income on loans includes loan fees.

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable assets.

(3) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

                                                                        TABLE II


                                F & M BANK CORP.
                          INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2006
                            (IN THOUSANDS OF DOLLARS)

The following table presents the Company's interest sensitivity.

                                         0 - 3     4 - 12      1 - 5     OVER 5       NOT
                                         MONTHS    MONTHS      YEARS     YEARS    CLASSIFIED     TOTAL
                                        -------   --------   --------   -------   ----------   --------
Uses of Funds
   Loans
      Commercial                        $46,700   $  7,682   $ 80,830   $ 4,917    $______     $140,129
      Installment                         4,486        973     11,848     1,053                  18,360
      Real estate for investments        23,067      6,369     94,043    18,373                 141,852
      Credit cards                        1,567                                                   1,567
   Federal funs sold Interest bearing
      bank deposits                         777        594        396                             1,767
   Investment securities                  4,992      5,049     13,068                7,161       30,270
                                        -------   --------   --------   -------    -------     --------
         Total                           81,589     20,667    200,185    24,343      7,161      333,945
                                        -------   --------   --------   -------    -------     --------
Sources of Funds
   Interest bearing
      demand deposits                               14,229     23,273     4,522                  42,024
   Savings deposits                                  6,892     20,675     6,892                  34,459
   Certificates of deposit
      $100,000 and over                   6,418     26,263     15,197                            47,878
   Other certificates
      of deposit                         16,802     59,027     40,888                           116,717
   Short-term borrowings                 13,015                                                  13,015
   Long-term borrowings                   3,137      7,943      8,386     1,757                  21,223
                                        -------   --------   --------   -------                --------
         Total                           39,372    114,354    108,419    13,171                 275,316
                                        -------   --------   --------   -------                --------
Discrete Gap                             42,217    (93,687)    91,766    11,172      7,161       58,629
Cumulative Gap                           42,217    (51,470)    40,296    51,468     58,629
Ratio of Cumulative Gap to Total          12.64%    (15.41)%    12.07%    15.41%     17.56%
   Earning Assets

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2006. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

                     None during the third quarter of 2006.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        F & M BANK CORP.

                                        /s/ Dean W. Withers
                                        ----------------------------------------
                                        Dean W. Withers
                                        President and Chief Executive Officer


                                        /s/ Neil W. Hayslett
                                        ----------------------------------------
                                        Neil W. Hayslett
                                        Senior Vice President and Chief
                                        Financial Officer

November 10, 2006