Form 10-K
period 2006-12-31
F&M BANK CORP
filed 2007-03-20
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
Commission file number: 0-13273
F & M BANK CORP.
(Exact name of registrant as specified in its charter)

Virginia	54-1280811
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
P. O. Box 1111, Timberville, Virginia 22853
(Address of principal executive offices) (Zip Code)
(540) 896-8941
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $5 Par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Sarbanes Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,203,357 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2006 was approximately $61,693,996 based on the closing sales price of $28.00 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
     As of the close of business on March 1, 2007, there were 2,369,333 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2007 (the “Proxy Statement”).

PART I
Item 1. Business
General
F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services, Inc. (FMFS) is a wholly owned subsidiary of Farmers & Merchants Bank.
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
The Company’s and the Bank’s principal executive office is at 205 South Main Street, Timberville, VA 22853, and its phone number is (540) 896-8941.
Recent Developments
During 2006, the Bank opened three new branch offices. The first office is a leased facility containing approximately 1312 square feet, located at 1085 Port Republic Road, Harrisonburg, Virginia. This is a full-service facility, staffed by six full-time equivalent employees. The facility has two drive-in teller lanes and a drive-up ATM. The facility opened on April 10, 2006. The second branch is located at 700 East Main Street, Luray, Virginia. This is also a leased facility containing approximately 1880 square feet. This is a full-service facility, staffed by five full-time equivalent employees. The facility has three drive-in lanes and a drive-up ATM and opened on July 5, 2006.
The third office is located at 80 Cross Keys Road, Harrisonburg, Virginia. This facility is owned by the Bank and contains approximately 6300 square feet. This is a full-service facility employing approximately thirteen full-time equivalent employees, including branch staff, business development officers, an investment officer and mortgage production staff. The facility has three drive-in teller lanes, and a drive-up ATM. The facility opened on August 28, 2006. Concurrently with the opening of this office we closed our branch office located at the Elkton Plaza Shopping Center, Elkton, Virginia and our mortgage origination/investment sales office located at 207 University Boulevard, Harrisonburg, Virginia. The employees at both of these locations were transferred to the new branch to form the core of the staffing for this new facility. At year end loans and deposits outstanding at these offices (excluding the loans and deposits of the two merged facilities) totaled $10,283,000 and $12,640,000, respectively.
The Bank also operates a courier service which was started to pick up commercial deposits on a daily basis in the Harrisonburg area. In September the Bank received regulatory approval to expand its courier service into Page and Shenandoah Counties. The Bank has since added a second courier vehicle to accommodate the additional customer deposit pick ups.

Filings with the SEC
The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.farmersandmerchants.biz, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.
Employees
On December 31, 2005, F & M Bank Corp., the Bank, TEB and FMFS had 133 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F&M Bank Corp.
Competition
The Bank’s offices face strong competition from numerous other financial institutions. These other institutions include large national and regional banks, other community banks, nationally chartered savings banks, credit unions, consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition for loans and deposits is affected by a variety of factors including interest rates, types of products offered, the number and location of branch offices, marketing strategies and the reputation of the Bank within the communities served.
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
F & M Bank Corp., as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “Act”). It is registered as such and is supervised by the Federal Reserve Board. The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.
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

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in the Housing Equity Fund of Virginia II, III, IV, V, VII, VIII, IX, X, Historic Equity Fund I and Local & Historic Fund II. These funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.
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
The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current regulatory guidelines, prior approval from the Board of Governors of the Federal Reserve System is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines.
Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their businesses. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice. Based on the Bank’s current financial condition, the Company does not expect that any of these laws will have any impact on its ability to obtain dividends from the Bank.
Capital Requirements.The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2006 were 12.76% and 13.42%, respectively, exceeding the minimum requirements.
In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2006, was 9.48%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Gramm-Leach-Bliley Act .Effective on March 11, 2001, the Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.
USA Patriot Act of 2001. In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Community Reinvestment The requirements of the Community Reinvestment Act are also applicable to the Bank. The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
Forward-Looking Statements
F & M Bank Corp. makes forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other portions of this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: estimates of risks and of future costs and benefits; assessments of probable loan losses and statements of goals and expectations. These forward-looking statements are subject to significant uncertainties because they are based upon management’s estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. As a result of these uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results.
Item 1A. — Risk Factors
General economic conditions, either national or within the Company’s local markets.
The Company is affected by general economic conditions in the United States and the local markets within which it operates. An economic downturn within the Company’s markets, or the nation as a whole; a significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could negatively impact the growth rate of loans and deposits, the quality of the loan portfolio, loan and deposit pricing and other key factors of the Company’s business. Such negative developments could adversely impact the Company’s financial condition and performance.

Changes in interest rates could affect the Company’s income and cash flows.
The direction and speed of interest rate changes affects our net interest margin and net interest income. Typically, in a period of declining interest rates our net interest income is negatively affected in the short term as our interest earning assets (primarily loans and investment securities) reprice more quickly than our interest bearing liabilities (deposits and borrowings).
We attempt to mitigate this risk by maintaining a neutral position regarding the volume of assets and liabilities that mature or reprice during any period; however, interest rate fluctuations, loan prepayments, loan production and deposit flows constantly change and influence the ability to maintain a neutral position. Generally speaking, the Company’s earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and reprice in any period. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be impacted.
The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.
The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, and have greater financial resources and lending limits.
There could be an adverse effects on the way in which we do business if we do not maintain our capital requirements and our status as a “well-capitalized” bank.
The Bank is subject to regulatory capital adequacy guidelines. If the Bank fails to meet the capital adequacy guidelines for a “well-capitalized” bank, it could increase the regulatory scrutiny for the Bank and the Company; increase our FDIC insurance premiums, and could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services.
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
As the Company continues to implement its growth strategy by opening new branches it expects to incur increased personnel, occupancy and other operating expenses. The Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to branch could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.
The Company’s exposure to operational risk may adversely affect the Company.
Similar to other financial institutions, the Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

The Company’s concentration in loans secured by real estate may adversely impact earnings due to changes in the real estate markets.
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market area. A major change in the real estate market, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect the customers’ ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Company tries to limit its exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Item 1B. — Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2006.

Item 2. Description of Properties
The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Main Office	Elkton Branch
205 South Main Street	127 West Rockingham Street
Timberville, VA 22853	Elkton, VA 22827

Broadway Branch	Port Road Branch
126 Timberway	1085 Port Republic Road
Broadway, VA 22815	Harrisonburg, VA 22801

Bridgewater Branch	Edinburg Branch
100 Plaza Drive	120 South Main Street
Bridgewater, VA 22812	Edinburg, VA 22824

Woodstock Branch	Crossroads Branch
161 South Main Street	80 Cross Keys Road
Woodstock, VA 22664	Harrisonburg, VA 22801

Luray Branch 700 East Main Street Luray, VA 22835
With the exception of the Edinburg Branch, Port Road Branch and the Luray Branch, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all locations, with the exception of Edinburg.
Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA, four in Harrisonburg, VA, and one ATM at a convenience store in Edinburg, VA.
Item 3. Legal Proceedings
In the normal course of business, the Company may become involved in litigation arising from banking, financial, or other activities of the Company. Management after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Stock Listing
The Company’s Common Stock trades under the symbol “FMBM” on the OTC Bulletin Board. The bid and asked price of the Company’s stock is not published in any newspaper. Although several firms in both Harrisonburg and Richmond, Virginia occasionally take positions in the Company stock, they typically only match buyers and sellers.

Transfer Agent and Registrar
Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853
Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2001, and the reinvestment of dividends.
Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
F & M Bank Corp.	100.00	107.58	132.83	159.85	164.41	183.30
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

Recent Stock Prices and Dividends
Dividends to shareholders totaled $1,953,000 and $1,878,100 in 2006 and 2005, respectively. Regular quarterly dividends have been declared for forty-eight consecutive quarters. Dividends per share increased 5.13% in 2006.
The ratio of dividends per share to net income per share was 43.16% in 2006, compared to 38.70% in 2005. The decision as to timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

Stock Repurchases
     On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company’s outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. On July 26, 2006, the Board of Directors approved an amendment to the share repurchase program. The amendment increases the number of shares of common stock that the Registrant can repurchase under the program from 50,000 to 100,000 shares. As of September 30, 2006, the Company had repurchased 69,862 shares of its common stock under the program. Shares repurchased through the end of 2006 total 72,969; of this amount, 37,844 shares were repurchased in 2006.
The number of common shareholders of record was approximately 1,675 as of March 1, 2007. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.
Quarterly Stock Information
These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2006			2005
	Per Share Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	25.75	28.60	.20	26.00	26.50	.19
2nd	27.10	30.00	.20	24.15	26.20	.19
3rd	27.50	30.00	.21	24.60	25.25	.20
4th	27.00	30.00	.21	24.75	26.00	.20

Total			.82			.78

Item 6
Five Year Summary of Selected Financial Data

(Dollars in thousands,except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Interest and Dividend Income	$22,526	$19,878	$16,804	$16,683	$17,846
Interest Expense	9,091	6,998	5,396	6,010	7,390

Net Interest Income	13,435	12,880	11,408	10,673	10,456
Provision for Loan Losses	240	360	240	226	387

Net Interest Income after Provision for Loan Losses	13,195	12,520	11,168	10,447	10,069
Noninterest Income	2,754	2,643	2,254	2,308	1,380
Securities Gains (Losses)	193	71	532	179	(182)
Noninterest Expenses	9,688	8,608	7,741	7,256	6,448

Income before Income Taxes	6,454	6,626	6,213	5,678	4,819
Income Tax Expense	1,925	1,846	1,863	1,666	1,315

Net Income	$4,529	$4,780	$4,350	$4,012	$3,504

Per Share Data:
Net Income	$1.90	$1.99	$1.80	$1.66	$1.44
Dividends Declared	.82	.78	.74	.70	.66
Book Value	16.05	15.22	14.21	13.35	12.19

Balance Sheet Data:
Assets	$375,924	$346,328	$369,957	$309,126	$303,149
Loans Held for Investment	309,461	277,398	248,972	211,231	201,980
Loans Held for Sale	—	3,528	47,150	—	—
Securities	37,373	34,921	38,800	61,230	69,602
Deposits	289,522	267,310	246,505	240,715	228,284
Short-Term Debt	11,717	14,345	57,362	6,389	8,308
Long-Term Debt	29,247	22,808	26,462	24,784	32,312
Shareholders’ Equity	38,105	36,567	34,260	32,319	29,541
Average Shares Outstanding	2,386	2,404	2,414	2,418	2,429

Financial Ratios:
Return on Average Assets[1]	1.26%	1.34%	1.31%	1.29%	1.21%
Return on Average Equity[1]	12.13%	13.56%	13.11%	13.13%	12.12%
Net Interest Margin	4.17%	4.01%	3.82%	3.82%	4.03%
Efficiency Ratio [2]	57.45%	53.07%	54.02%	53.96%	51.28%
Dividend Payout Ratio	43.12%	38.70%	41.06%	42.17%	45.72%

Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	10.36%	9.86%	10.00%	9.86%	9.98%
Allowance for Loan Losses to Loans[3]	.58%	.60%	.61%	.70%	.73%
Nonperforming Assets to Total Assets	.58%	.20%	.63%	.52%	.86%
Net Charge-offs to Total Loans[3]	.04%	.07%	.09%	.10%	.10%

[1]	Ratios are primarily based on daily average balances.

[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Critical Accounting Policies
General
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.
In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change. Following is a summary of the Company’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.
Allowances for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Allowances are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific allowances are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2006 or 2005. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for 2006 and $181,000 for the years ended December 31, 2005 and 2004.
Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $1,150,000 and $1,426,000 at December 31, 2006 and 2005, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.
Securities Impairment
The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $40,000 for 2006, $119,000 for 2005 and $162,000 for 2004.
Overview
The Company’s net income for 2006 totaled $4,529,000 or $1.90 per share, down 5.25% from $4,780,000 or $1.99 a share in 2005. Return on average equity decreased in 2006 to 12.13% versus 13.56% in 2005, while the return on average assets decreased from 1.34% to 1.26%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and non-cash amortization of acquisition intangibles were $4,632,000 in 2006 versus $4,765,000 in 2005, a decrease of 2.79%. Core profitability decreased as a result of costs associated with opening three new branches and as a result of the decline in income on a mortgage loan participation program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
See page 10 for a five-year summary of selected financial data.
Changes in Net Income per Common Share

	2006 to 2005	2005 to 2004
Prior Year Net Income Per Share	$1.99	$1.80
Change from differences in:
Net interest income	.28	.64
Provision for credit losses	.05	(.05)
Noninterest income, excluding securities gains	.05	.17
Securities gains	.05	(.19)
Noninterest expenses	(.48)	(.38)
Income taxes	(.04)

Total Change	(.09)	.19

Net Income Per Share	$1.90	$1.99

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
Net interest income for 2006 was $13,435,000 representing an increase of $555,000 or 4.31%. A 12.90% increase in 2005 versus 2004 resulted in total net interest income of $12,880,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 14), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.
The analysis on the next page reveals an increase in net interest margin to 4.17% in 2006 primarily due to the increase in loan volume and the Federal Reserve’s measured increase in rates during the year. During 2005 the net interest margin increased .19% resulting from the Federal Reserve’s accommodative monetary stance.
Loans held for investment increased in 2006 to 90.40% of total earning assets as compared to 83.05% in 2005. This increase in loan volume and the overall increase in rates generated interest income that more than offset the decline in volume in other asset categories. Tax equivalent income on earning assets increased $2,665,000, supported by the increase in loan income of $2,442,000. Increased yields in most asset categories resulted in overall increase in the yield on earning assets of .80%.
Interest bearing liabilities experienced increased costs during 2006, with the cost of funds rising .79% compared to an increase of .46% in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Average Balances, Yields and Rates1

	2006			2005			2004
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans:[2]
Commercial	$87,343	$6,755	7.73%	$75,219	$4,852	6.45%	$53,624	$3,078	5.74%
Real estate	181,022	12,143	6.71%	170,480	10,409	6.11%	149,158	9,316	6.25%
Installment	25,867	2,147	8.30%	24,964	2,481	9.94%	24,122	2,020	8.37%

Loans held for investment	294,232	21,045	7.15%	270,663	17,742	6.56%	226,904	14,414	6.35%
Loans held for sale	140	9	6.43%	18,749	870	4.64%	21,147	688	3.25%

Investment securities:[3]
Fully taxable	22,045	1,004	4.55%	22,733	780	3.43%	34,020	1,058	3.11%
Partially taxable	7,012	459	6.55%	7,035	466	6.62%	9,335	554	5.93%
Tax exempt	375	17	4.53%	375	18	4.80%	375	17	4.53%

Total investment securities	29,432	1,480	5.03%	30,143	1,264	4.19%	43,730	1,629	3.73%

Interest bearing deposits in banks	1,859	120	6.46%	3,867	97	2.51%	8,556	198	2.32%
Federal funds sold	1,298	64	4.93%	2,496	80	3.21%	2,821	32	1.13%

Total Earning Assets		22,718	6.95%	325,918	20,053	6.15%	303,158	16,961	5.60%

Allowance for loan losses	(1,737)			(1,697)			(1,527)
Nonearning assets	35,246			34,309			30,097

Total Assets	$360,470			$358,530			$331,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – interest bearing	$40,833	581	1.42%	$38,872	$230	.59%	$38,223	$205	.54%
Savings	37,954	446	1.18%	47,073	520	1.10%	49,879	453	.91%
Time deposits	152,691	6,229	4.08%	129,773	4,054	3.12%	119,140	3,313	2.78%

Total interest bearing deposits	231,478	7,256	3.13%	215,718	4,804	2.23%	207,242	3,971	1.92%

Short-term debt	16,425	784	4.77%	30,687	1,032	3.36%	24,218	419	1.73%
Long-term debt	23,191	1,051	4.53%	27,026	1,162	4.30%	25,274	1,006	3.98%

Total interest bearing liabilities	271,094	9,091	3.35%	273,431	6,998	2.56%	256,734	5,396	2.10%

Noninterest bearing deposits	44,395			45,230			37,720
Other liabilities	7,645			4,456			4,105

Total liabilities	323,134			323,117			298,559
Stockholders’ equity	37,336			35,413			33,169

Total liabilities and stock- holders’ equity	$360,470			$358,530			$331,728

Net interest earnings		$13,627			$13,055			$11,565

Net yield on interest earning assets (NIM)			4.17%			4.01%			3.82%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

[2]	Interest income on loans includes loan fees.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table illustrates the effect of changes in volumes and rates.

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans held for investment	$1,539	$1,853	$3,392	$2,779	$469	$3,248
Loans held for sale	(863)	(7)	(870)	(78)	260	182
Investment securities:
Taxable	(25)	203	178	(351)	119	(232)
Partially taxable	(1)	129	128	(136)	(87)	(223)
Tax exempt		5	5		(5)	(5)
Interest bearing deposits in banks	(50)	73	23	(109)	8	(101)
Federal funds sold	(38)	22	(16)	(4)	52	48

Total Interest Income	562	2,278	2,840	2,101	816	2,917

Interest expense:
Deposits:
Demand	12	339	351	4	21	25
Savings	(100)	26	(74)	(26)	93	67
Time deposits	715	1,460	2,175	296	445	741
Short-term debt	(479)	231	(248)	112	501	613
Long-term debt	(165)	54	(111)	70	86	156

Total Interest Expense	(17)	2,110	2,093	456	1,146	1,602

Net Interest Income	$579	$168	$747	$1,645	$(330)	$1,315

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.
Interest Income
Tax equivalent interest income increased $2,665,000 or 13.29% in 2006, after increasing 18.23% or $3,092,000 in 2005. Overall, the yield on earning assets increased .80%, from 6.15% to 6.95%. The increase of .80% is approximately 80% of the increase in the Federal Funds rate over the preceding year and reflects the fact that the Company’s balance sheet does not reprice immediately with changes in short term rates.
Loan growth continued at a rapid pace during 2006, with average loans outstanding increasing $23,569,000 to $294,232,000. Real estate loans increased 6.18% and commercial loans increased 16.12%. Combined these categories accounted for over 96.2% of the total increase in year ending loans. The increase in real estate loans resulted as rates for loans that remain in the Bank’s portfolio, primarily three and five year adjustable loans became more favorable as secondary market rates rebounded somewhat from their historic lows. This category includes residentially secured loans, as well as loans secured by commercial real estate. The increase in commercial loans resulted primarily from the rapid pace of residential development in the area and from loans generated by two new business development officers that have brought customers with them from larger banks in the area.
Average total securities, yielding 5.03%, decreased $711,000 during 2006. Proceeds from the sale and maturity of investment securities were used to fund loan growth. Income on loans held for sale totaled $9,000, as compared to the $870,000 during 2005. These are short-term real estate loan participations that have an average life of approximately fifteen days. The Bank originally entered into this participation arrangement as a higher yielding alternative to federal funds sold. As in 2005, the participations that were held during 2006 were funded with Federal Home Loan Bank overnight borrowings. The spread between the earnings on these participations and the cost of the overnight borrowings from the FHLB added approximately $3,000 to pretax earnings and approximately $2,000 to net income in 2006, compared to approximately $205,000 in pretax earnings and $135,000 in net income in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Interest expense increased $2,093,000 or 29.91% during 2006, which followed a 29.69% increase ($1,602,000) in 2005. The average cost of funds of 3.35% increased .79% compared to 2005. Average interest bearing liabilities decreased $2,337,000 in 2006 following an increase of $16,697,000 in 2005. This decrease was the result of the decrease in short-term debt, which was used to fund short-term real estate loan participations. Average time deposits increased $22,918,000 or 17.66%, the expense associated with time deposits increased $2,175,000. Approximately $715,000 of this increase was the result of growth in volume of time deposits, while $1,460,000 of the increase was the result of the higher cost of funds (see table on page 16). Expense of long-term debt decreased $111,000 in 2006 after an increase of $156,000 in 2005. The decrease in interest expense is primarily the result of the $3,835,000 decrease in average debt outstanding for the year. The Company borrowed $15,000,000 in 2006 and $5,000,000 in 2005. Funds borrowed in both years were used to fund growth in the loan portfolio.
Noninterest Income
Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). Gross revenue for FMFS increased $33,527 in 2006. This increase resulted from higher levels of commissions from its partnership in BI Investments, LLC.
Exclusive of securities gains and losses, non-interest income increased 4.19% ($111,000) in 2006 following an increase of 17.26% in 2006. Service charges on deposit accounts increased 14.60% ($152,000) compared to 2005 primarily due to overdraft charges ($133,000 or 14.64%). Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $275,000 and $251,000 in 2006 and 2005.
Securities transactions in 2006 resulted in gains of $193,000 after recognizing an impairment write down of $40,000 on the Bank’s investment in BI Investments, LLC. This followed gains of $71,000 in 2005, which was net of an $87,000 write down on the investment in BI Investments, LLC. Although this investment is a minority interest, accounted for at cost, management determined that the losses generated during 2006 and 2005 were unlikely to be recouped in the near future and recognized impairment in the investment under SFAS 115.
Noninterest Expense
Noninterest expenses increased from $8,607,000 in 2005 to $9,687,000 in 2006, a 12.55% increase. Salary and benefits increased 18.95% to $5,728,000 in 2006 and 9.65% in 2005. The 2006 increase resulted from additions to staff to support Bank growth and expansion, normal salary adjustments, increases in insurance and pension expenses. Occupancy and equipment expense increased 21.47% ($190,000) in 2006 and 5.67% in 2005 due to equipment and software purchases and construction for three new branches.
Other operating expense decreased $22,000 in 2006, following a $395,000 increase in 2005. Much of the decrease was due to a decrease in the FDIC assessment, audit, exam and legal fees. Although noninterest expenses in both 2006 and 2005 are higher than in previous years they continue to be substantially less than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.69%, 2.41%, and 2.33%, in 2006, 2005 and 2004, respectively. Peer group averages have ranged between 3.01% and 3.23% over the same time period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $360,000 in 2005 to $240,000 in 2006. Actual net loan charge-offs were $122,000 in 2006 and $198,000 in 2005. Loan losses as a percentage of period ending loans held for investment totaled .04% and .07% in 2006 and 2005, respectively. Average losses continue at less than one-half that of the Bank’s peer group average, which have ranged between .12% and .16% over the last three years.
Balance Sheet
Total assets increased 8.55% during the year to $375,924,000, an increase of $29,596,000 from $346,328,000 in 2005. Earning assets increased 8.94% or $28,082,000 to $342,341,000 at December 31, 2006. Much of the increase in earning assets resulted from growth in the portfolio of loans held for investment which totaled $32,063,000 for 2006. Short-term debt decreased $2,629,000 due to the decrease in mortgage loan participations. The Company continues to utilize its assets well with 91.07% of year-end assets consisting of earning assets.
Investment Securities
Average balances in investment securities decreased 2.36% in 2006 to $29,432,000. This decrease was in fully taxable segment of the investment portfolio. The decrease resulted from a combination of securities maturities and mortgage pool pay downs. At year end, 9.02% of earning assets of the Company were held as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 5.03% for 2006, up from 4.19% in 2005. Average yields have tended to fall below the peer group due to management’s decision to maintain a relatively short duration portfolio. This has been especially true in recent periods due to the sale of a significant percentage of the Bank’s holdings of corporate bonds. As previously mentioned, during 2005, these bonds were sold to fund loan growth, to assist in the management of risk based capital ratios and were selected for sale due to gains that were available at the time the sale decision was made.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The composition of securities at December 31 was:

(Dollars in thousands)	2006	2005	2004
Available for Sale:[1]
U.S. Treasury and Agency	$18,945	$15,820	$16,011
Municipal	369	365	369
Mortgage-backed[2]	2,506	3,510	5,425
Corporate bonds	2,437	2,354	2,466
Marketable equity securities	6,508	6,458	6,485

Total	30,765	28,507	30,756
Held to Maturity:
U.S. Treasury and Agency	110	110	110
Corporate bonds

Total	110	110	110
Other Equity Investments	6,498	6,304	7,934

Total Securities	$37,373	$34,921	$38,800

[1]	At estimated fair value.

[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
Maturities and weighted average yields of debt securities at December 31, 2006 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

			Years to Maturity
	Less		One to		Over
	than one		Five		Five
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Debt Securities Available for Sale:
U.S. Treasury, Agency	$9,922	3.59%	$6,978	3.59%	$2,045	3.59%	$18,945	3.59%
Municipal	124	3.07%	245	3.09%		%	369	3.07%
Mortgage-backed	788	5.34%	1,718	4.50%		%	2,506	4.76%
Corporate bonds			1,994	5.18%	443	8.32%	2,437	4.05%

Total	$10,834	3.71%	$10,935	3.38%	$2,488	4.43%	$24,257	3.75%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$110	3.00%					110	3.00%

Total	$110	3.00%					$110	3.00%

Analysis of Loan Portfolio
The Company’s portfolio of loans held for investment totaled $309,461,000 at December 31, 2006 compared with $277,398,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 16.84% during 2006 to $107,395,000. Real estate mortgages increased $16,899,000 (10.10%). The increase in the loan portfolio is attributable to the strong local economy. Growth has included a variety of loan and collateral types including residential real estate, real development and commercial real estate loans to finance warehouse and storefront properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Construction loans increased $13,129,000 or 39.1%, this increase is indicative of the strong local real estate development market. The growth in construction loans within our portfolio was broadly diversified with loans to a variety of developers, including large multi-unit single family developments, single lot spec homes; and multifamily properties in various locations throughout our market area. Consumer installment loans decreased $445,000. This category includes personal loans, auto loans and other loans to individuals. It appears that this category suffers from strong competition by other providers of automobile financing, favorable mortgage rates that have led to refinancing of existing loans and growth in home equity lines of credit. Credit card balances increased $93,000 to $1,709,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate – mortgage	$137,595	$133,826	$147,281	$123,539	$118,453
Real estate – construction	46,669	33,540	17,365	15,329	12,059
Consumer installment	15,990	16,435	20,006	19,630	22,704
Commercial	89,347	73,896	43,973	40,149	35,769
Agricultural	14,587	14,759	15,110	10,512	10,966
Multi-family residential	3,462	3,261	3,703	477	484
Credit cards	1,709	1,616	1,478	1,463	1,477
Other	102	65	56	132	68

Total Loans	$309,461	$277,398	$248,972	$211,231	$201,980

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2006:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total
Commercial and agricultural loans	$22,110	$80,080	$5,206	$107,396
Real Estate – mortgage	30,443	90,522	16,630	137,595
Real Estate – construction	39,767	6,902		46,669
Consumer – installment/other	6,565	10,186	1,050	17,801

Total	$98,885	$187,690	$22,886	$309,461

Loans with predetermined rates	$9,303	$24,767	$16,064	$50,134
Loans with variable or adjustable rates	89,582	162,923	6,822	259,327

Total	$98,885	$187,690	$22,886	$309,461

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons, however, approximately 50% of the loans are secured by automobiles and trucks.
The Company’s market area has a stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing. The agricultural production and processing industry is a major contributor to the local economy and its performance and growth tend to be cyclical in nature, however, this cyclical nature is offset by other stable industries in the trade area. In addition to direct agricultural loans, a large percentage of residential real estate loans and consumer installment loans are made to borrowers whose income is derived from the agricultural sector of the economy. A large percentage of the agricultural loans are made to poultry growers.
During recent years, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property. Approximately 80% of the Company’s loans are secured by real estate, however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.
The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, churches, assisted living facilities and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2006, there are no industry categories of loans that exceed 10% of total loans.
Nonaccrual and Past Due Loans
The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccruing loans	none	$63	$864	None	None
Loans past due 90 days or more	$2,187	$632	$1,379	$1,614	$2,594

Total	$2,187	$695	$2,243	$1,614	$2,594
Percentage of total loans	.71%	.25%	.90%	.76%	1.28%
Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2006, 2005, and 2004, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Potential Problem Loans
Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2006, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.
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
The allowance for loan losses of $1,791,000 at December 31, 2006 is equal to .58% of total loans held for investment. This compares to an allowance of $1,673,000 (.60%) at December 31, 2005. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.
Loan losses, net of recoveries, totaled $122,000 in 2006 which is equivalent to .04% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .08% which is less than fifty percent of the loss rate of its peer group.

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at beginning of period	$1,673	$1,511	$1,484	$1,477	$1,289
Provision charged to expenses	240	360	240	226	387
Loan losses:
Commercial	19	128	123	76	20
Installment	143	135	166	219	249
Real estate			7		31

Total loan losses	162	263	296	295	300

Recoveries:
Commercial	4	19	16	11	28
Installment	36	46	67	65	73
Real estate

Total recoveries	40	65	83	76	101

Net loan losses	122	198	213	219	199

Balance at end of period	$1,791	$1,673	$1,511	$1,484	$1,477

Allowance for loan losses as a percentage of loans	58%	.60%	.61%	.70%	.73%

Net loan losses to loans outstanding	.04%	.07%	.09%	.10%	.10%
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
The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$666	34%	$648	32%	$506	33%	$475	26%	$443	23%
Real estate	300	61%	300	61%	280	59%	297	64%	369	65%
Installment	750	5%	650	7%	650	8%	638	10%	591	12%
Unallocated	75		75		75		74		74

Total	$1,791	100%	$1,673	100%	$1,511	100%	$1,484	100%	$1,477	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits and Borrowings
The Bank recognized an increase in year-end deposits in 2006 of 8.31%. Rates of interest increased throughout 2006. During 2006, the Bank began advertising several certificate of deposit specials, ranging in term from nine months to thirty-three months, designed to raise cash to fund loan growth and also to attract deposits in new markets. As a result of these rate promotions, certificates of deposit increased 18.71% or $25,851,000.
The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. The Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. These funds have been used to meet loan demand or in some cases reinvested in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $45,395,000 at December 31, 2006. The maturity distribution of these certificates is as follows:

(Dollars in thousands)	2006	2005
Less than 3 months	$10,693	$4,602
3 to 12 months	20,509	13,910
1 year to 5 years	14,193	16,950

Total	$45,395	$35,462

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
Borrowings from the Federal Home Loan Bank are used to support the Bank’s mortgage lending program and allow the Bank to offer longer-term mortgages. The Bank borrowed $15,000,000 in 2006 and $5,000,000 in 2005. Quarterly installment payments on FHLB debt totaled $7,407,000 for the year. These loans carry an average rate of 4.56% at December 31, 2006.
Stockholder’s Equity
Total stockholders’ equity increased $1,538,000 or 4.21% in 2006. Earnings retained from operations were the primary source of the increase. As of December 31, 2006, book value per share was $16.05 compared to $15.22 as of December 31, 2005. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.
Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2006, the Company had Tier I capital of 12.76% of risk weighted assets and combined Tier I and II capital of 13.42% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2006, the Company reported a leverage ratio of 9.48%. The Bank’s leverage ratio was also substantially above the minimum.
Market Risk Management
Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin increased 16 BP in 2006 and 19 BP in 2005. The Federal Reserve’s policy of “measured” rate increases during the last two years facilitated managements ability to adjust both loan and deposit rates in a manner that reduced the volatility of the net interest margin.
Net interest income is also affected by changes in the mix of funding that supports earning assets. For example, higher levels of non-interest bearing demand deposits and leveraging earning assets by funding with stockholder’s equity would result in greater levels of net interest income than if most of the earning assets were funded with higher cost interest-bearing liabilities, such as certificates of deposit.
Liquidity as of December 31, 2006 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.
The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2006. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of (12.66%) of total earning assets, compared to (3.32%) in 2005. Approximately 33% of rate sensitive assets and 54% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $4,634,000 during the year, while total earning assets increased $28,083,000. Proceeds of maturing investment securities were reinvested in assets with final maturities of three to five years due to the improved yields available. Growth in the loan portfolio was concentrated in real estate loans which typically have an initial rate adjustment period of three to five years. Short term liabilities increased $37,544,000, while total interest bearing liabilities increased only $27,059,000. This shortening of the liability portfolio is concentrated in the maturity distribution of certificates of deposit. Due to the relatively flat yield curve and the expectation of declining interest rates by the end of 2007, management choose to offer premium rates on certificate of deposit specials that are relatively short in duration (six to thirteen months). While this resulted in the increased negative GAP position in the one year time period, management believes that this allows better positioning which will allow it to achieve greater earnings in the future as rates decline.

     The following GAP analysis shows the time frames as of December 31, 2006, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$81,385	$17,500	$187,690	$22,886	$	$309,461
Investments securities	3,995	6,949	10,935	2,045	6,951	30,875
Interest bearing bank deposits	1,213	495	297			2,005

Total	86,593	24,944	198,922	24,931	6,951	342,341

Rate Sensitive Liabilities:
Interest bearing demand deposits		15,964	26,593	5,341		47,871
Savings		6,470	19,411	6,470		32,351
Certificates of deposit $100,000 and over	10,693	20,508	14,194			45,395
Other certificates of deposit	23,182	56,808	38,625			118,615

Total Deposits	33,875	99,750	98,823	11,784		244,232
Short-term debt	11,717					11,717
Long-term debt	6,624	2,909	14,108	5,606		29,247

Total	52,216	102,659	112,931	17,390		285,196

Discrete Gap	34,377	(77,715)	85,991	7,541	6,951	57,145
Cumulative Gap	34,377	(43,338)	42,653	50,194	57,145
As a % of Earning Assets	10.04%	(12.66)%	12.46%	14.66%	16.69%

•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
In September 2006, the Financial FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year-end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2006. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2007. The Company adopted SFAS 158 as of December 31, 2006, resulting in the recognition of a liability of $972,000. Net of deferred tax this resulted in a $642,000 reduction in other comprehensive income.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides guidance surrounding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. After a review of SAB No 108, the Company determined to recognize the deferred tax expense on the non-amortization of goodwill that arose from its purchase of to branch banks in 2001. The adoption of SAB No. 108 resulted in a $297,000 adjustment to retained earnings and a $61,000 increase in income tax expense for 2006.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on the its consolidated financial condition or results of operations.

Quarterly Results
     The table below lists the Company’s quarterly performance for the years ended December 31, 2006 and 2005:

	2006
Dollars in thousands	Fourth	Third	Second	First	Total
Interest and Dividend Income	$6,079	$5,793	$5,519	$5,135	$22,526
Interest Expense	2,646	2,414	2,166	1,865	9,091

Net Interest Income	3,433	3,379	3,353	3,270	13,435
Provision for Loan Losses	60	60	60	60	240

Net Interest Income after Provision For Loan Losses	3,373	3,319	3,293	3,210	13,195
Non-Interest Income	852	805	713	576	2,946
Non-Interest Expense	2,587	2,479	2,387	2,234	9,687

Income before taxes	1,638	1,645	1,619	1,552	6,454
Income Tax Expense	492	482	484	467	1,925

Net Income	$1,146	$1,163	$1,135	$1,085	$4,529

Net Income Per Share	$.49	$.49	$.47	$.45	$1.90

	2005
	Fourth	Third	Second	First	Total
Interest and Dividend Income	$5,271	$5,258	$4,823	$4,526	$19,878
Interest Expense	1,884	1,934	1,693	1,487	6,998

Net Interest Income	3,387	3,324	3,130	3,039	12,880
Provision for Loan Losses	90	90	90	90	360

Net Interest Income after Provision For Loan Losses	3,297	3,234	3,040	2,949	12,520

Non-Interest Income	685	687	700	642	2,714
Non-Interest Expense	2,315	2,154	2,098	2,041	8,608

Income before taxes	1,667	1,767	1,642	1,550	6,626
Income Tax Expense	411	557	495	383	1,846

Net Income	$1,256	$1,210	$1,147	$1,167	$4,780

Net Income Per Share	$.53	$.50	$.48	$.48	$1.99

Item 8. Financial Statements and Supplementary Information
F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and due from banks (notes 3 and 13)	$6,247,023	$7,904,189
Interest bearing deposits (note 13)	2,004,782	2,228,267
Federal funds sold		2,487,000
Securities -
Held to maturity - fair value of $110,000 in 2006 and in 2005 (note 4)	110,000	110,000
Available for sale (note 4)	30,765,145	28,507,086
Other investments (note 4)	6,498,089	6,303,517

Loans held for sale		3,528,233
Loans held for investment (notes 5, 10 and 13)	309,461,302	277,398,164
Less allowance for loan losses (note 6)	(1,791,248)	(1,672,936)

Net Loans Held for Investment	307,670,054	275,725,228

Bank premises and equipment, net (note 7)	7,709,600	5,756,576
Interest receivable	1,876,649	1,366,880
Core deposit intangible (note 20)	1,149,758	1,425,700
Goodwill (note 20)	2,638,677	2,638,677
Bank owned life insurance (note 21)	5,958,372	5,333,824
Other assets	3,295,781	3,013,102

Total Assets	$375,923,930	$346,328,279

LIABILITIES

Deposits:
Noninterest bearing	$45,290,649	$46,325,180
Interest bearing:
Demand	26,567,690	27,736,223
Money market accounts	21,303,401	11,234,039
Savings	32,350,856	43,855,334
Time deposits over $100,000 (note 8)	45,394,958	35,461,925
All other time deposits (note 8)	118,614,876	102,697,076

Total Deposits	289,522,430	267,309,777

Short-term debt (note 9)	11,716,929	14,345,480
Accrued liabilities	7,332,475	5,297,826
Long-term debt (note 10)	29,247,252	22,808,242

Total Liabilities	337,819,086	309,761,325

STOCKHOLDERS’ EQUITY (NOTE 19)

Common stock $5 par value, 3,000,000 shares authorized, 2,374,193 and 2,402,037 shares issued and outstanding, for 2006 and 2005, respectively	11,870,965	12,010,185
Capital surplus Retained earnings (note 17)	26,794,238	25,135,731
Accumulated other comprehensive income (loss)	(560,359)	(578,962)

Total Stockholders’ Equity	38,104,844	36,566,954

Total Liabilities and Stockholders’ Equity	$375,923,930	$346,328,279

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans held for investment	$20,956,638	$17,662,593	$14,355,476
Interest on loans held for sale	9,230	870,007	687,538
Interest on deposits and federal funds sold	184,482	176,239	230,508
Interest on debt securities	922,996	707,863	1,038,864
Dividends on equity securities	452,453	460,812	491,158

Total Interest and Dividend Income	22,525,799	19,877,514	16,803,544

INTEREST EXPENSE:
Interest on demand deposits	581,331	230,320	205,506
Interest on savings deposits	445,925	520,298	452,712
Interest on time deposits over $100,000	1,897,235	1,022,153	703,622
Interest on all other time deposits	4,331,909	3,032,431	2,609,054

Total interest on deposits	7,256,400	4,805,202	3,970,894
Interest on short-term debt	783,820	1,030,865	419,070
Interest on long-term debt	1,050,761	1,161,860	1,005,606

Total Interest Expense	9,090,981	6,997,927	5,395,570

NET INTEREST INCOME	13,434,818	12,879,587	11,407,974

PROVISION FOR LOAN LOSSES (note 6)	240,000	360,000	240,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,194,818	12,519,587	11,167,974

NONINTEREST INCOME:
Service charges on deposit accounts	1,196,688	1,044,244	910,866
Insurance and other commissions	311,234	288,089	374,349
Other operating income	971,293	1,059,625	718,063
Income on bank owned life insurance	274,548	250,998	251,159
Net gain on security transactions (note 4)	192,672	71,044	531,781

Total Noninterest Income	2,946,435	2,714,000	2,786,218

NONINTEREST EXPENSES:
Salaries	4,272,028	3,565,776	3,184,471
Employee benefits (note 12)	1,455,836	1,249,559	1,207,109
Occupancy expense	517,008	427,353	413,736
Equipment expense	555,342	455,436	421,699
Amortization of intangibles (notes 2 and 20)	275,942	275,942	275,942
Other operating expenses	2,610,684	2,632,911	2,238,326

Total Noninterest Expenses	9,686,840	8,606,977	7,741,283

Income before Income Taxes	6,454,413	6,626,610	6,212,909

INCOME TAX EXPENSE (note 11)	1,925,073	1,846,257	1,863,358

NET INCOME	$4,529,340	$4,780,353	$4,349,551

PER SHARE DATA
NET INCOME	$1.90	$1.99	$1.80

CASH DIVIDENDS	$.82	$.78	$.74

AVERAGE COMMON SHARES OUTSTANDING	2,386,257	2,407,989	2,413,668

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE - December 31, 2003	$12,102,390	$286,330	$19,709,562	$220,885	$32,319,167

Comprehensive Income:
Net income			4,349,551		4,349,551
Net change in other comprehensive income (note 2)				(420,137)	(420,137)

Total comprehensive Income					3,929,414
Tax benefit of ESOP dividends		27,570			27,570
Dividends on common stock			(1,785,994)		(1,785,994)
Stock sold to ESOP (9,300 shares)	46,500	174,375			220,875
Stock repurchased (18,237 shares)	(91,185)	(359,899)			(451,084)

BALANCE - December 31, 2004	12,057,705	128,376	22,273,119	(199,252)	34,259,948

Comprehensive Income:
Net income			4,780,353		4,780,353
Net change in other comprehensive income (note 2)				(379,710)	(379,710)

Total comprehensive Income					4,400,643

Tax benefit of ESOP dividends		27,977			27,977
Dividends on common stock			(1,878,100)		(1,878,100)
Stock sold to ESOP (2,900 shares)	14,500	58,000			72,500
Stock repurchased (12,404 shares)	(62,020)	(214,353)	(39,641)		(316,014)

BALANCE - December 31, 2005, as previously reported	12,010,185		25,135,731	(578,962)	36,566,954
Cumulative effect of initial adoption of SAB 108 (Note 2)			(296,881)		(296,881)

BALANCE - December 31, 2005, restated	12,010,185		24,838,850	(578,962)	36,270,073

Comprehensive Income:
Net income			4,529,340		4,529,340

Net change in other comprehensive income (note 2)				18,603	18,603

Total comprehensive Income					4,547,943

Tax benefit of ESOP dividends		30,054			30,054
Dividends on common stock			(1,953,130)		(1,953,130)
Stock sold to ESOP (10,000 shares)	50,000	225,500			275,500
Stock repurchased (37,844 shares)	(189,220)	(255,554)	(620,822)		(1,065,596)

BALANCE - December 31, 2006	11,870,965	$	$26,794,238	$(560,359)	$38,104,844

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,529,340	$4,780,353	$4,349,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(192,672)	(71,044)	(531,781)
Depreciation	605,436	495,052	461,637
Amortization of security premiums	20,087	138,895	309,200
Net decrease (increase) in loans held for sale	3,528,233	43,621,733	(47,149,966)
Provision for loan losses	240,000	360,000	240,000
Provision for deferred taxes	(7,619)	(139,409)	(24,679)
(Increase) decrease in interest receivable	(509,769)	(136,052)	265,404
Increase in other assets	(435,415)	21,281	(380,732)
Increase in accrued expenses	940,950	99,592	716,009
Amortization of limited partnership investments	381,532	321,109	244,290
Amortization of intangibles	275,942	275,942	275,942
Income from life insurance investment	(274,548)	(250,998)	(251,159)

Net Cash Provided by (Used in) Operating Activities	9,101,497	49,516,454	(41,476,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing bank deposits	223,485	7,002,435	(227,960)
Net (increase) decrease in federal funds sold	2,487,000	(1,470,000)	4,018,000
Proceeds from maturities of securities held to maturity			760,000
Proceeds from maturities of securities available for sale	3,185,832	2,747,598	18,625,744
Proceeds from sales of securities available for sale	14,993,465	14,335,748	24,285,388
Purchases of securities available for sale	(19,855,479)	(14,149,802)	(21,919,075)
Net increase in loans held for investment	(32,184,826)	(28,623,870)	(37,953,933)
Purchase of life insurance	(350,000)
Purchase of property and equipment	(2,558,460)	(874,929)	(284,827)
Construction in progress payments		(552,216)

Net Cash Used in Investing Activities	(34,058,983)	(21,585,036)	(12,696,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in federal funds purchased	2,562,000
Net change in demand and savings deposits	(3,638,180)	2,149,716	8,456,925
Net increase (decrease) in time deposits	25,850,833	18,654,839	(2,667,043)
Net change in short-term debt	(5,190,551)	(43,016,139)	50,972,661
Dividends paid in cash	(1,932,696)	(1,856,814)	(1,763,849)
Proceeds from long-term debt	15,000,000	5,000,000	9,000,000
Payments to repurchase common stock	(1,065,596)	(316,014)	(451,084)
Proceeds from issuance of common stock	275,500	72,500	220,875
Repayments of long-term debt	(8,560,990)	(8,653,275)	(7,322,690)

Net Cash Provided by Financing Activities	23,300,320	(27,965,187)	56,445,795

Net Increase (Decrease) in Cash and Cash Equivalents	(1,657,166)	(33,769)	2,272,848

Cash and Cash Equivalents, Beginning of Year	7,904,189	7,937,958	5,665,110

Cash and Cash Equivalents, End of Year	$6,247,023	$7,904,189	$7,937,958

Supplemental Disclosure:
Cash paid for:
Interest expense	$8,808,949	$6,804,334	$5,428,726
Income taxes	1,500,000	1,270,000	1,250,000
The accompanying notes are an integral part of this statement

Notes to the Consolidated Financial Statements
NOTE 1 NATURE OF OPERATIONS:
F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah and Page Counties in Virginia, and the adjacent counties of Augusta, Virginia and Hardy, West Virginia. Services are provided at eight branch offices. In addition, the Company offers insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc.
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
Accounting for Historic Rehabilitation and Low Income Housing Partnerships
The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years). In addition, state and federal historic rehabilitation credits are generated from some of the partnerships. Amortization of these investments are prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects. All benefits have been shown as investment income since income tax benefits are the only anticipated benefits of ownership.

Notes to the Consolidated Financial Statements
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Loans
Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.
Allowance for Loan Losses
The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods. The ranges of the useful lives of the premises and equipment are as follows:

Buildings and Improvements	10-40 years
Furniture and Fixtures	5-20 years
Maintenance, repairs, and minor improvements are charged to operations as incurred. Gains and losses on dispositions are reflected in other income or expense.
Intangible Assets
Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $1,150,000 and $1,426,000 at December 31, 2006 and 2005, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
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
Goodwill totaled $2,639,000 at December 31, 2006 and 2005. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2006, 2005 or 2004. Application of the non-amortization provisions of the Statement resulted in additional pre-tax net income of approximately $181,000 for the years ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not require correction. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108 and determined that an existing financial statement misstatement that had in the past been immaterial under the income statement method was now material under the balance sheet method. This misstatement relates to the income tax treatment of the amortization of goodwill related to branch purchases. As a result of the initial application of SAB 108, 2006 beginning retained earning was charged $296,881, the cumulative effect of the adoption of this standard. Had this standard been in effect during 2005 and 2004, income tax expense would have been $61,424 more in both years and net income would have been $61,424 less in both years.
Pension Plans
The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. On December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which was issued in September of 2006 and amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.
Advertising Costs
The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2006, 2005, and 2004 were $245,175, $232,369 and $198,558, respectively.
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

Notes to the Consolidated Financial Statements
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
Changes in:	2006	2005		2004
Adjustment for initial adoption of SFAS 158	$(972,546)	$		$
Tax effect	330,666

Pension plan adjustment, net of tax	(641,880)

Unrealized holding gains (losses) on available-for-sale securities	1,178,068		(485,937)		(124,180)
Reclassification adjustment for (gains) losses realized in income	(192,672)		(71,044)		(531,781)

Net unrealized gains (losses)	985,396		(556,981)		(655,961)
Tax effect	(324,913)		177,271		235,824

Unrealized holding gain (losses), net of tax	660,483		(379,710)		(420,137)

Net change in other comprehensive income	$18,603		$(379,710)		$(420,137)

Earnings Per Share
Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2006.
Derivative Financial Instruments and Change in Accounting Principle
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.
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

Notes to the Consolidated Financial Statements
NOTE 3 CASH AND DUE FROM BANKS:
The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 and $2,964,000 for the years ended December 31, 2006 and 2005, respectively. At the beginning of 2006, we began using a software program that reclassifies excess funds in regular checking accounts on a daily basis as money market accounts. Under regulatory guidelines money market accounts are not subject to the reserve requirements, this resulted in the significant decrease in our reserve requirement compared to 2005.
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
U. S. Treasuries	$110,000	$	$	$110,000

December 31, 2005
U. S. Treasuries	$110,000	$	$	$110,000

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2006
Government sponsored enterprises	$18,902,335		$82,470	$39,846	$18,944,959
Mortgage-backed obligations of federal agencies	2,580,057			74,114	2,505,943
Marketable equities	6,275,911		478,144	246,332	6,507,723
Municipals	375,000			5,680	369,320
Corporate bonds	2,500,000			62,800	2,437,200

Total Securities Available for Sale	$30,633,303		$560,614	$428,772	$30,765,145

December 31, 2005
Government sponsored enterprises	$16,006,960	$		$186,634	$15,820,326
Mortgage-backed obligations of federal agencies	3,603,706			93,744	3,509,962
Marketable equities	6,874,974		177,143	593,708	6,458,409
Municipals	375,000			10,431	364,569
Corporate bonds	2,500,000			146,180	2,353,820

Total Securities Available for Sale	$29,360,640		$177,143	$1,030,697	$28,507,086

The amortized cost and fair value of securities at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$110,000	$110,000	$10,875,659	$10,834,095
Due after one year through five years			10,981,733	10,934,880
Due after five years			2,500,000	2,488,447

	110,000	110,000	24,357,392	24,257,422

Marketable equities			6,275,911	6,507,723

Total	$110,000	$110,000	$30,633,303	$30,765,145

Notes to the Consolidated Financial Statements
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
There were no sales of debt securities during 2006, or 2005. The Company’s gross proceeds from the sale of debt securities for 2004 were approximately $18,650,000 which resulted in gains of $107,617 and losses of $9,030. Gains and losses on marketable equity transactions are summarized below:

	2006	2005	2004
Gains	$257,172	$375,247	$738,582
Losses	64,500	304,203	305,388

Net Gains	$192,672	$71,044	$433,194

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $20,575,000 at December 31, 2006 and $15,363,256 at December 31, 2005. The Company has pledged $543,000 of equity securities to secure the $461,000 indebtedness outstanding with SunTrust Bank (see note 10).
Other investments consist of investments in ten low-income housing and historic equity partnerships (carrying basis of $3,836,000) and stock in the Federal Home Loan Bank, and various other investments (carrying basis of $2,662,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2006. During 2006
Notes to the Consolidated Financial Statements
and 2005, the Company recognized losses on its investment in BI Investments of $40,000 and $87,000, respectively. This write down was the result of losses incurred by BI Investments. At December 31, 2006, the Company was committed to invest an additional $3,028,000 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.
The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates, variable rate bonds and equity securities. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2006, 2005, 2004 and 2002, the Company wrote down several equity investments because of price deterioration that was not expected to improve in the near term. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions. There are approximately 40 holdings in the current portfolio that have losses. These losses relate to market conditions and the timing of purchases
A summary of these losses is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2006
Government sponsored enterprises	$3,969,000	$(24,000)	$14,976,000	$(16,000)	$18,945,000	$(40,000)
Municipals			369,000	(6,000)	369,000	(6,000)
Mortgage backed obligations			2,506,000	(74,000)	2,506,000	(74,000)
Marketable equities	542,000	(29,000)	4,342,000	(280,000)	4,884,000	(309,000)

Total	$4,511,000	$(53,000)	$22,193,000	$(376,000)	$26,704,000	$(429,000)

Notes to the Consolidated Financial Statements
NOTE 4 INVESTMENT SECURITIES (CONTINUED):

2005
Government sponsored enterprises	$3,910,000	$(54,000)	$11,910,000	$(133,000)	$15,820,000	$(187,000)
Municipals			365,000	(10,000)	365,000	(10,000)
Mortgage backed obligations			3,510,000	(94,000)	3,510,000	(94,000)
Marketable equities	2,951,000	(275,000)	3,402,000	(465,000)	6,353,000	(740,000)

Total	$6,861,000	$(329,000)	$19,187,000	$(702,000)	$26,048,000	$(1,031,000)

Based on a review of its equities portfolio, the Company recognized an other than temporary impairment of $503,034 in the carrying basis of five of its equity holdings as of December 31, 2002. The Company recognized an impairment of $119,350 and $161,633 in the carrying basis on two of its equity holdings, in 2005 and 2004, respectively. The Company recognized an impairment of $40,000 in the carrying basis of one of its equity holdings in 2006. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under SFAS 115.
Notes to the Consolidated Financial Statements
NOTE 5 LOANS:
Loans held for investment as of December 31:

	2006	2005
Real Estate
Construction	$46,669,495	$33,540,067
Mortgage	141,057,875	137,087,178
Commercial and agricultural	103,932,624	88,655,548
Installment	15,989,949	16,434,140
Credit cards	1,709,268	1,615,799
Other	102,091	65,432

Total	$309,461,302	$277,398,164

At December 31, 2006 and 2005, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), totaled $3,901,000 and $3,800,000, respectively. All of these loans had a valuation allowance. The valuation allowance related to impaired loans on December 31, 2006 and 2005 is $475,000 and $477,000, respectively. For the years of 2006, 2005 and 2004, the average balances of impaired loans were $3,552,000, $3,917,000, and $4,301,000, respectively. The amount of interest income recorded by the Company during 2006, 2005 and 2004 on impaired loans was $254,000, $256,000, and $301,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2006 or December 31, 2005.
The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $177,023,000 and $167,423,000 as of December 31, 2006 and 2005, respectively. Prior to 2004, the Company pledged specific residential real estate loans to secure its borrowings from the FHLB. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.
Loans held for sale consists of the Bank’s commitment to purchase up to $45,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 56 days, with an average of 15 days during 2005 and 2006.

Notes to the Consolidated Financial Statements
NOTE 5 LOANS (CONTINUED):
The commitment to purchase these loan participations was entered into in 2003, as a $30,000,000 commitment, but actual purchases were immaterial until March 2004. This program was entered into as an alternative to selling Federal Funds and other short-term investments. As demand within the program increased, the Bank recognized an opportunity to earn a return based on the spread between the participation interest received and the cost of borrowing daily rate credit from the FHLB. The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.
Loans held for sale as of December 31:

	2006	2005
Real Estate	None	$3,528,233
NOTE 6 ALLOWANCE FOR LOAN LOSSES:
A summary of changes in the allowance for loan losses is shown in the following schedule:

	2006	2005	2004
Balance, beginning of year	$1,672,936	$1,510,860	$1,483,667
Provision charged to operating expenses	240,000	360,000	240,000
Loan recoveries	39,998	65,204	83,188
Loans charged off	(161,686)	(263,128)	(295,995)

Balance, end of year	$1,791,248	$1,672,936	$1,510,860

Percentage of loans held for investment	.58%	.60%	.61%
Bank premises and equipment as of December 31 are summarized as follows:

	2006	2005
Land	$1,158,038	$1,128,038
Buildings and improvements	6,960,451	5,059,156
Furniture and equipment	4,528,774	3,944,547

	12,647,263	10,131,741
Less - accumulated depreciation	(4,937,663)	(4,375,165)

Net	$7,709,600	$5,756,576

Provisions for depreciation of $605,436 in 2006, $495,052 in 2005, and $461,637 in 2004 were charged to operations.
NOTE 8 TIME DEPOSITS:
At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$110,328,804
2008	24,611,933
2009	17,500,856
2010	9,935,556
Thereafter	1,632,685

Total	$164,009,834

Notes to the Consolidated Financial Statements
NOTE 9 SHORT-TERM DEBT:
Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate
2006
Federal funds purchased	$2,562,000	$2,562,000	$985,529	5.59%	6.34%
Notes payable	304,333		36,969	5.19%
FHLB daily rate credit	15,500,000		5,776,712	5.23%	4.98%
Securities sold under agreements to repurchase	10,685,742	9,154,929	9,662,850	4.42%	4.70%

Totals		$11,716,929	$16,462,060	4.77%	4.90%

2005
Federal funds purchased	$9,857,990	$	$821,192	3.93%	n/a
Notes payable	184,830		31,929	6.51%	n/a
FHLB daily rate credit	43,500,000	4,500,000	22,342,466	3.55%	4.46%
Securities sold under agreements
To repurchase	10,026,892	9,845,480	7,523,384	2.74%	3.99%

Totals		$14,345,480	$30,718,971	3.26%	4.14%

2004
Federal funds purchased	$6,894,000	$	$1,045,112	1.69%	n/a
Notes payable	299,573		155,940	1.77%	2.22%
FHLB daily rate credit	53,500,000	50,500,000	16,356,557	2.12%	2.48%
Securities sold under agreements to repurchase	7,133,798	6,861,619	6,535,313	.80%	1.56%

Totals		$57,361,619	$24,092,922	1.23%	2.22%

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
As of December 31, 2006, the Company had lines of credit with correspondent banks totaling $17,000,000, which may be used in the management of short-term liquidity.
NOTE 10 LONG-TERM DEBT:
New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $15,000,000 in 2006, $5,000,000 in 2005 and $9,000,000 in 2004. The interest rates on the notes payable are fixed at the time of the advance and range from 3.91% to 5.33%; the weighted average interest rate was 4.56%, 4.21% at December 31, 2006 and 2005, respectively. The balance of these obligations at December 31, 2006 was $28,786,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.

Notes to Consolidated Financial Statements
NOTE 10 LONG-TERM DEBT (CONTINUED):
The Company borrowed $3,000,000 of long-term debt in September 2002 from SunTrust Bank. Of this amount, $2,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The outstanding balance at December 31, 2006 was $461,538 with quarterly principal payments of $230,769 over the next two quarters. The interest rate is a floating rate of LIBOR plus 1.10%, adjustable monthly. Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,050,760, $1,161,860, and $1,005,606 was incurred on these debts in 2006, 2005, and 2004, respectively. The maturities of long-term debt as of December 31, 2006 are as follows:

2007	$9,532,967
2008	3,464,286
2009	7,785,714
2010	1,428,571
2011	1,428,571
Thereafter	5,607,143

Total	$29,247,252

NOTE 11 INCOME TAX EXPENSE:
The components of the income tax expense are as follows:

	2006	2005	2004
Current expense Federal	$1,932,692	$1,985,666	$1,888,037
Deferred benefit Federal	(7,619)	(139,409)	(24,679)

Total Income Tax Expense	$1,925,073	$1,846,257	$1,863,358

Amounts in above arising from gains (losses) on security transactions	$54,739	$41,367	$174,026

The deferred tax effects of temporary differences are as follows:

	2006	2005	2004
LIH Partnership Losses	$(17,589)	$26,653	$6,492
Securities impairment	49,405	(5,817)	18,548
Provision for loan losses	(40,226)	(55,106)	(9,246)
Split dollar life insurance			2,358
Non-qualified deferred compensation	(25,666)	(18,043)	(35,237)
Depreciation	(62,246)	(27,320)	26,531
Core deposit intangible amortization	(33,113)	(33,113)	(33,113)
Pension expense	61,340	(29,968)	(9,367)
Goodwill tax amortization	61,424
Other	(948)	3,305	8,355

Deferred Income Tax Expense (Benefit)	$(7,619)	$(139,409)	$(24,679)

Notes to Consolidated Financial Statements
NOTE 11 INCOME TAX EXPENSE (CONTINUED):
The components of the deferred taxes as of December 31 are as follows:

	2006	2005
Deferred Tax Assets:
Allowance for loan losses	$454,711	$414,484
Split dollar life insurance	10,127	11,781
Nonqualified deferred compensation	351,150	325,484
Securities impairment	55,567	87,522
Core deposit amortization	165,566	132,453
State historic tax credits	54,055	81,893
Securities available for sale	14,678	269,667
Other	2,602	17,451

Total Assets	$1,108,456	$1,340,735

Deferred Tax Liabilities:
Unearned low income housing credits	$737,049	$685,867
Depreciation	174,995	237,240
Pension	249,390	188,050
Goodwill tax amortization	358,305
Other	127,549	81,880

Total Liabilities	1,647,288	1,193,037

Deferred Tax Asset (Liability)	$(538,832)	$147,698

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2006	2005	2004
Tax expense at federal statutory rates	$2,194,500	$2,253,047	$2,112,389
Increases (decreases) in taxes resulting from:
State income taxes, net	4,160	(59,430)	(21,924)
Partially exempt income	(107,325)	(82,519)	(80,781)
Tax-exempt income	(131,115)	(155,108)	(110,087)
Goodwill amortization		(61,424)	(61,424)
Other	(35,147)	(48,309)	25,185

Total Income Tax Expense	$1,925,073	$1,846,257	$1,863,358

NOTE 12 EMPLOYEE BENEFITS:
The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. On December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which was issued in September of 2006 and amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The adoption of SFAS 158 had a significant impact on the balance sheet of the Company. Prior to adoption, the Company had a prepaid pension benefit of $233,500, after the adoption, the Company had a liability of $739,046. This represents an increase in the net pension liability of $972,546. This increase in liability is recorded, net of tax, as a reduction of other comprehensive income of $641,880. This change is the cumulative effect of the adoption of this standard. Future adjustments to liabilities and other comprehensive income should reflect only one years change and are expected to be much less in amount.

Notes to Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2006, 2005 and 2004:

	2006	2005	2004
Change in Benefit Obligation:
Benefit obligation, beginning	$3,652,332	$2,986,756	$4,268,747
Service cost	303,244	246,932	219,536
Interest cost	209,622	178,801	277,031
Actuarial gain (loss)	(34,421)	253,511	(451,323)
Benefits paid	(154,794)	(13,668)	(1,327,235)

Benefit obligation, ending	$3,975,983	$3,652,332	$2,986,756

Change in Plan Assets:
Fair value of plan assets, beginning	2,955,622	2,337,755	2,724,066
Actual return on plan assets	243,321	320,373	309,326
Employer contribution	192,788	311,162	631,598
Benefits paid	(154,794)	(13,668)	(1,327,235)

Fair value of plan assets, ending	$3,236,937	$2,955,622	$2,337,755

Funded status at the end of the year	$(739,046)	$(696,710)	$(649,001)

Amount recognized in the Balance Sheet:
(Accrued prepaid benefit cost	$233,500	$360,300	$330,067
Unfunded pension benefit obligation under SFAS 158	(972,546)

Amount recognized in other liabilities	$(739,046)	$360,300	$330,067

Notes to the Consolidated Financial Statements

	2006	2005		2004
Amount recognized in accumulated other comprehensive income:
Net Gain/(Loss)	$(1,126,001)	$		$
Prior service cost	163,610
Net obligation at transition	(10,155)

Amount recognized	(972,546)
Deferred Taxes	330,666

Amount recognized in accumulated comprehensive income	$(641,880)	$		$

(Accrued) Prepaid benefit detail:
Benefit obligation	$(3,975,983)		$(3,652,332)		$(2,986,756)
Fair value of assets	3,236,937		2,955,622		2,337,755
Unrecognized net actuarial loss	1,126,001		1,205,607		1,122,807
Unrecognized transition obligation	10,155		20,313		30,471
Unrecognized prior service cost	(163,610)		(168,910)		(174,210)

Prepaid (accrued) benefits	$233,500		$360,300		$330,067

Components of net periodic benefit cost:
Service cost	$303,244		$246,932		$219,536
Interest cost	209,622		178,801		277,031
Expected return on plan assets	(250,659)		(198,140)		(238,824)
Amortization of prior service cost	(5,300)		(5,300)		(5,300)
Amortization of transition obligation	10,158		10,158		10,158
Recognized net actuarial (gain) loss	52,523		48,478		76,110

Net periodic benefit cost	$319,588		$280,929		$338,711

Notes to Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):

	2006	2005	2004
Additional disclosure information:
Accumulated benefit obligation	$2,404,971	$2,287,426	$1,914,138
Vested benefit obligation	$2,275,408	$2,191,544	$1,857,100
Discount rate used for net pension cost	5.75%	6.00%	6.50%
Discount rate used for disclosure	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Average remaining service (years)	17	18	18
Funding Policy
It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2007 contribution was $500,000 and pension cost for 2007 will be approximately $331,000.
Long-Term Rate of Return
The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their advisors and the plan actuary, and with concurrence from their auditor. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.
Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further – solely for this purpose the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).
Asset Allocation
The following table provides the pension plan’s asset allocation as of December 31:

	2006	2005
Mutual funds – equity	56%	66%
Mutual funds – fixed income	30%	34%
Cash and equivalents	14%	%
The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

Notes to the Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
Estimated Future Benefit Payments

2007	$22,551
2008	21,755
2009	26,913
2010	68,973
2011	69,992
2012-2015	824,199

$1,034,383

Employee Stock Ownership Plan (ESOP)
The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $260,750 in 2006, $233,850 in 2005, and $220,875 in 2004 to the Plan and charged this expense to operations.
401K Plan
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches fifty percent (up to six percent of the employee’s salary) of employee contributions. Vesting in the contributions made by the bank is 20% after two years of service and increases by 20% for each of the next four years of service. Contributions under the plan amounted to $98,626, $81,618 and $70,417 in 2006, 2005 and 2004, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for several of its key employee’s and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Company contributions to the plan totaled $55,874, $54,565 and $57,000 in 2006, 2005 and 2004, respectively.
NOTE 13 CONCENTRATIONS OF CREDIT:
The Company had cash deposits in other commercial banks totaling $4,679,643 and $6,260,496 at December 31, 2006 and 2005, respectively.
The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $15,147,658. Other identified loan concentration areas greater than 25% of capital include motel properties, churches and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 80% of the loan portfolio is secured by real estate.

Notes to Consolidated Financial Statements
NOTE 14 COMMITMENTS:
The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2006	2005
Commitments to loan money	$63,884,669	$63,757,625
Standby letters of credit	1,749,870	1,187,567
The Company uses the same credit policies in making commitments to lend money and issue standby letters of credit as it does for the loans reflected in the balance sheet.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral required, if any, upon extension of credit is based on management’s credit evaluation of the borrower’s ability to pay. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.
NOTE 15 ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
Derivative Financial Instruments
The Company has stand alone derivative financial instruments in the form of forward option contracts. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities.
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

Notes to Consolidated Financial Statements
NOTE 15 ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):
Indexed Certificates of Deposit
During 2005, the Company began issuing to customers certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Wall Street Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Wall Street Industrial Average from the time of the contract until maturity of the related certificate of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at anytime and this related forward options contracts can not be cancelled by the Company, the hedge is not considered effective.
At December 31, the information pertaining to the forward option contracts is as follows:

	2006	2005
Notional amount	$498,600	$450,000
Fair market value of contracts	$102,022	$59,348
NOTE 16 TRANSACTIONS WITH RELATED PARTIES:
During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.
Loan transactions with related parties are shown in the following schedule:

	2006	2005
Total loans, beginning of year	$3,806,275	$4,312,535
New loans	3,018,720	1,306,229
Repayments	(897,436)	(1,812,489)

Total loans, end of year	$5,927,559	$3,806,275

NOTE 17 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2007, approximately $3,187,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $3,019,000 in 2006, $2,000,000 in 2005 and $2,352,000 in 2004.

Notes to Consolidated Financial Statements
NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures about the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$6,247	$6,247	$7,904	$7,904
Interest bearing deposits	2,004	2,005	2,225	2,228
Federal funds sold			2,487	2,487
Securities available for sale	30,765	30,765	28,507	28,507
Securities held to maturity	110	110	110	110
Other investments	6,498	6,498	6,304	6,304
Loans	285,112	309,461	264,901	277,398
Loan held for sale			3,524	3,528
Bank owned life insurance	5,958	5,958	5,334	5,334
Accrued interest receivable	1,877	1,877	1,367	1,367

Financial Liabilities
Demand Deposits:
Non-interest bearing	45,291	45,291	46,325	46,325
Interest bearing	47,871	47,871	38,970	38,970
Savings deposits	32,351	32,351	43,855	43,855
Time deposits	163,241	164,010	138,483	138,159
Accrued liabilities	7,332	7,332	5,298	5,298
Short-term debt	11,712	11,717	14,345	14,345
Long-term debt	27,264	29,247	22,808	22,808
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
NOTE 19 REGULATORY MATTERS:
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Notes to Consolidated Financial Statements
NOTE 19 REGULATORY MATTERS (CONTINUED):
Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2006, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
As of the most recent notification from the Federal Reserve Bank Report of Examination (which was as of May 10, 2006), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s actual capital ratios are presented in the following table:

	Actual				Regulatory Requirements
	December 31,
	2006		2005		Adequately	Well
	$	%	$	%	Capitalized	Capitalized
Total risk-based ratio
Consolidated	$36,777	13.42%	$34,034	14.24%	8.00%	none
Bank only	27,091	10.32%	26,015	11.42%	8.00%	10.00%
Tier 1 risk-based ratio
Consolidated	34,986	12.76%	32,361	13.54%	4.00%	none
Bank only	25,321	9.64%	24,363	10.70%	4.00%	6.00%
Total assets leverage ratio
Consolidated	34,986	9.48%	32,361	9.13%	3.00%	none
Bank only	25,321	7.13%	24,363	7.15%	3.00%	5.00%
NOTE 20 INTANGIBLES:
Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $5,472,153 at the acquisition date. Amortization expense for the years ending December 31, 2006, 2005 and 2004 was $276,000 in each year.
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

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$634,587	$59,890
Investment in subsidiaries	32,082,585	31,544,053
Securities available for sale	6,054,199	6,091,853
Limited partnership investments	3,835,556	3,717,088
Due from subsidiaries	113,450	292,335
Other Assets	137,795

Total Assets	$42,858,172	$41,705,219

LIABILITIES

Notes payable	$461,538	$1,615,385
Accrued interest payable	3,078	21,518
Other liabilities	6,961	38,662
Dividends payable	498,707	480,451
Demand obligations for low income housing investment	3,028,068	2,555,974
Deferred income taxes	754,976	426,275

Total Liabilities	4,753,328	5,138,265

STOCKHOLDERS’ EQUITY

Common stock par value $5 per share, 3,000,000 shares authorized, 2,374,193 and 2,402,037 shares issued and outstanding for 2006 and 2005, respectively	11,870,965	12,010,185
Capital surplus Retained earnings	26,794,238	25,135,731
Accumulated other comprehensive income (loss)	(560,359)	(578,962)

Total Stockholders’ Equity	38,104,844	36,566,954

Total Liabilities and Stockholders’ Equity	$42,858,172	$41,705,219

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Net Income and Retained Earnings

	Years Ended December 31,
	2006	2005	2004
INCOME

Dividends from affiliate	$3,019,000	$2,000,000	$2,352,000
Investment income	11,804	6,842	11,142
Dividend income	282,027	285,127	371,611
Security gains (losses)	160,996	121,669	513,255
Net limited partnership income	51,756	185,906	62,759

Total Income	3,525,583	2,599,544	3,310,767

EXPENSES

Interest expense	70,225	87,217	81,285
Administrative expenses	143,058	135,447	128,002

Total Expenses	213,283	222,664	209,287

Net income before income tax expense (benefit) and undistributed subsidiary net income	3,312,300	2,376,880	3,101,480

INCOME TAX EXPENSE (BENEFIT)	22,682	(19,580)	152,738

Income before undistributed subsidiary net income	3,289,618	2,396,460	2,948,742

Undistributed subsidiary net income	1,239,722	2,383,893	1,400,809

NET INCOME	4,529,340	4,780,353	4,349,551

Retained earnings, beginning of year	25,135,731	22,273,119	19,709,562
Goodwill tax amortization adjustment	(296,881)
Stock repurchase	(620,822)	(39,641)
Dividends on common stock	(1,953,130)	(1,878,100)	(1,785,994)

Retained Earnings, End of Year	$26,794,238	$25,135,731	$22,273,119

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,529,340	$4,780,353	$4,349,551
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,239,722)	(2,383,893)	(1,400,809)
Gain (Loss) on sale of securities	(160,996)	(121,669)	(513,255)
Deferred tax (benefit) expense	(104,808)	116,537	29,974
Decrease (increase) in interest receivable			3,073
Decrease (increase) in due from subsidiary	178,883	49,379	(341,712)
Increase (decrease) in due to subsidiary			(83,455)
Increase (decrease) in other liabilities	(190,111)	(140,998)	255,016
Net change in deferred tax credits	(51,182)	(58,000)	60,522
Amortization of tax Goodwill	296,881
Amortization of limited partnership investments	381,532	321,109	244,290
Securities amortization	4,277	17,109	17,109
Gain on sale of land

Net Cash Provided by Operating Activities	3,644,094	2,579,927	2,620,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary		—	(1,250,000)
Proceeds from sales of securities available for sale	2,340,220	1,838,866	4,882,132
Proceeds from maturity of securities available for sale		—	362,500
Purchase of securities available for sale	(2,005,072)	(2,499,763)	(2,628,354)
Investments in low income housing partnerships
Proceeds from sale of real estate

Net Cash Provided by (Used in) Investing Activities	335,148	(660,897)	1,366,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt	499,500	750,000
Payments on long-term debt	(1,181,253)	(1,673,077)	(1,128,205)
Increase (decrease) in short-term debt			(317,511)
Payments to repurchase common stock	(1,065,596)	(316,014)	(451,084)
Proceeds from issuance of common stock	275,500	72,500	220,875
Dividends paid in cash	(1,932,696)	(1,856,814)	(1,763,849)

Net Cash Used in Financing Activities	(3,404,545)	(3,023,405)	(3,439,774)

Net Increase in Cash and Cash Equivalents	574,697	(1,104,375)	546,808

Cash and Cash Equivalents, Beginning of Year	59,890	1,164,265	617,457

Cash and Cash Equivalents, End of Year	$634,587	$59,890	$1,164,265

Report of Independent Registered Public Accounting Firm
To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia
We have audited the accompanying consolidated balance sheet of F & M Bank Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the financial statements, retained earnings as of January 1, 2006 have been adjusted to reflect the adoption of SEC Staff Accounting Bulletin No. 108.
Galax, Virginia
March 14, 2007
www. elliottdavis.com

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
F & M Bank Corp.
Timberville, Virginia
We have audited the consolidated statements of income, stockholders’ equity and cash flows of F & M Bank Corp. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of F & M Bank Corp. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
S. B. Hoover & Company, L.L.P.
February 19, 2005
Harrisonburg, Virginia
Members of the American Institute of Certified Public Accountants and Virginia Society of Certified Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On January 20, 2005, F & M Bank Corp. (“F&M” or the “Registrant”) terminated the engagement of S. B. Hoover & Company, LLP (“SBH”) as its independent auditor in order to engage SBH, which has audited the Registrant’s financial statements since January 1, 1984, to perform the Registrant’s internal audit function and assist the Registrant in preparing for compliance with the management report on internal control required by the Sarbanes-Oxley Act of 2002. This action was recommended and approved by the Audit Committee of the Registrant’s Board of Directors.
On February 17, 2005, F & M Bank Corp. (“Registrant”) engaged Larrowe & Company, P.L.C. (“Larrowe”) as the Registrant’s independent auditor for the year ending December 31, 2006. This change in auditors was recommended and approved by the Audit Committee of the Registrant’s Board of Directors.
On November 17, 2006, the Audit Committee of the Board of Directors of F & M Bank Corp. (the “Company”) was notified by the Company’s independent accountants, Larrowe & Company, PLC (“Larrowe”), that it had merged with the firm of Elliott Davis, LLC, effective on that date, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 17, 2006, the Company’s Audit Committee approved the engagement of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ending December 31, 2006.
Item 9A — Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
Item 9B. — Other Information
None.

PART III
Item 10. — Directors and Executive Officers of the Registrant
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Shareholders to be held May 12, 2007 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”
Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
The Company has adopted a broad based code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored to senior officers who have financial responsibilities. A copy of the codes may be obtained without charge by request from the corporate secretary.
Item 11. — Executive Compensation
This information is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”
Item 12. — Security Ownership of Certain Beneficial Owners and Management
This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and “Executive Compensation” and from Item 5 of this 10-K.
Item 13. — Certain Relationships and Related Transactions
This information is incorporated by reference from the Proxy Statement under the caption “Interest of Directors and Officers in Certain Transactions.”
Item 14. — Principal Accounting Fees and Services
This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”
Item 15 — Exhibits and Financial Statement Schedules
The following financial statements are filed as a part of this report:
(a)(1) Financial Statements
The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 29 thru 53:

(a)(2) Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
The following exhibits are filed as a part of this form 10-K and this list includes the Exhibit index:

Exhibit No.

3.1	Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.’s 10-K filed March 8, 2002.

3.2	Amended and Restated Bylaws of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.’s 10-K filed March 8, 2002.

21.0	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

F & M Bank Corp. (Registrant)

By:	/s/ Dean W. Withers Dean W. Withers	March 15, 2006 Date
Director, President and Chief Executive Officer

By:	/s/ Neil W. Hayslett Neil W. Hayslett	March 15, 2006 Date
Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas L. Cline Thomas L. Cline	Director	March 15 , 2007

/s/ John N. Crist John N. Crist	Director	March 15, 2007

/s/ Julian D. Fisher Julian D. Fisher	Director, Chairman	March 15, 2007

/s/ Ellen R. Fitzwater Ellen R. Fitzwater	Director	March 15, 2007

/s/ Daniel J. Harshman Daniel J. Harshman	Director	March 15, 2007

/s/ Richard S. Myers Richard S. Myers	Director	March 15, 2007

/s/ Michael W. Pugh Michael W. Pugh	Director	March 15, 2007

/s/ Ronald E. Wampler Ronald E. Wampler	Director	March 15, 2007