Form 10-Q
period 2007-03-31
F&M BANK CORP
filed 2007-05-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-13273
F & M BANK CORP.

Virginia	54-1280811

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
P. O. Box 1111
Timberville, Virginia 22853
(Address of Principal Executive Offices) (Zip Code)
(540) 896-8941

(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007

Common Stock, par value — $5	2,365,830 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Interest Income
Interest and fees on loans held for investment	$5,543	$4,809
Interest and fees on loans held for sale
Interest on federal funds sold	14	12
Interest on interest bearing deposits	23	26
Dividends on equity securities	90	104
Interest on debt securities	293	184

Total Interest Income	5,963	5,135

Interest Expense
Interest on demand deposits	262	75
Interest on savings accounts	85	131
Interest on time deposits over $100,000	570	370
Interest on time deposits	1,292	879

Total interest on deposits	2,209	1,455
Interest on short-term debt	156	160
Interest on long-term debt	324	250

Total Interest Expense	2,689	1,865

Net Interest Income	3,274	3,270

Provision for Loan Losses	60	60

Net Interest Income after Provision for Loan Losses	3,214	3,210

Noninterest Income
Service charges	273	272
Insurance and other commissions	54	54
Other	246	184
Income on bank owned life insurance	73	66
Security gains (losses)	119

Total Noninterest Income	765	576

Noninterest Expense
Salaries	1,144	997
Employee benefits	378	346
Occupancy expense	143	104
Equipment expense	157	122
Intangible amortization	69	69
Other	644	596

Total Noninterest Expense	2,535	2,234

Income before Income Taxes	1,444	1,552
Income Taxes	355	467

Net Income	$1,089	$1,085

Per Share Data
Net Income	$.46	$.45

Cash Dividends	$.21	$.20

Weighted Average Shares Outstanding	2,370,752	2,401,644

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,527	$6,247
Interest bearing deposits in banks	1,729	2,005
Fed funds sold	1,479
Securities held to maturity (note 2)		110
Securities available for sale (note 2)	30,564	30,765
Other investments	6,275	6,498
Loans held for sale
Loans held for investment (note 3)	309,994	309,461
Less allowance for loan losses (note 4)	(1,856)	(1,791)

Net Loans Held for Investment	308,138	307,670

Bank premises and equipment	7,661	7,710
Interest receivable	1,771	1,877
Deposit intangible	1,081	1,150
Goodwill	2,639	2,639
Bank owned life insurance (note 5)	6,032	5,958
Other assets	2,925	3,295

Total Assets	$376,821	$375,924

LIABILITIES
Deposits
Noninterest bearing demand	$45,583	$45,291
Interest bearing
Demand	50,902	47,870
Savings deposits	31,044	32,351
Time deposits over $100,000	47,650	45,395
Time deposits	119,992	118,615

Total Deposits	295,171	289,522

Short-term debt	7,825	11,717
Long-term debt	27,854	29,248
Accrued expenses	7,572	7,332

Total Liabilities	338,422	337,819

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,367,141 and 2,374,193 issued and outstanding, in 2007 and 2006, respectively	11,836	11,871
Surplus
Retained earnings	27,201	26,794
Accumulated other comprehensive income (loss)	(638)	(560)

Total Stockholders’ Equity	38,399	38,105

Total Liabilities and Stockholders’ Equity	$376,821	$375,924

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$1,089	$1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	135
Amortization (accretion) of security premiums (discounts)	(28)	27
Net (increase) decrease in loans held for sale		3,528
Provision for loan losses	60	60
Intangible amortization	69	69
(Increase) decrease in interest receivable	106	(133)
Decrease in other assets	361	15
Increase in accrued expenses	280	1,010
Gain on security transactions	(119)
Amortization of limited partnership investments	145	92
Income from life insurance investment	(73)	(66)

Net Adjustments	980	4,737

Net Cash Provided by Operating Activities	2,069	5,822

Cash Flows from Investing Activities
Purchase of investments available for sale	(3,772)	(2,281)
Proceeds from sales of investments available for sale	822	500
Proceeds from maturity of investments available for sale	3,265	282
Proceeds from maturity of investments held to maturity	110
Net increase in loans held for investment	(527)	(15,127)
Purchase of property and equipment	(130)	(751)
Change in federal funds sold	(1,479)	2,362
Net (increase) decrease in interest bearing bank deposits	276	(155)

Net Cash Used in Investing Activities	(1,435)	(15,170)

Cash Flows from Financing Activities
Net change in demand and savings deposits	2,017	(857)
Net change in time deposits	3,632	2,842
Net change in short-term debt	(1,330)	3,642
Cash dividends paid	(499)	(482)
Repurchase of common stock	(220)	(56)
Proceeds from sale of common stock	1
Change in federal funds purchased	(2,562)
Proceeds of long-term debt	5,000	5,000
Repayment of long-term debt	(6,393)	(1,895)

Net Cash Provided (Used) by Financing Activities	(354)	8,194

Net Increase (Decrease) in Cash and Cash Equivalents	280	(1,154)
Cash and Cash Equivalents, Beginning of Period	6,247	7,904

Cash and Cash Equivalents, End of Period	$6,527	$6,750

Supplemental Disclosure
Cash paid for:
Interest expense	$2,652	$1,826
Income taxes
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of period	38,105	$36,567

Comprehensive Income
Net income	1,089	1,085
Net change in unrealized appreciation on securities available for sale, net of taxes	(78)	173

Total comprehensive income	1,011	1,258

Issuance of Common Stock	1
Repurchase of common stock	(220)	(56)
Dividends declared	(498)	(480)

Balance, end of period	$38,399	$37,289

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and March 31, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2006 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2007 and December 31, 2006 are as follows:

	2007		2006
		Market		Market
	Cost	Value	Cost	Value

Securities Held to Maturity
U. S. Treasury and
Agency obligations	$	$	$110	$110

Total	$	$	$110	$110

	2007		2006
	Market		Market
	Value	Cost	Value	Cost

Securities Available for Sale
Government sponsored enterprises	$18,967	$18,909	$18,945	$18,902
Equity securities	6,499	6,375	6,508	6,276
Mortgage-backed securities	2,321	2,383	2,506	2,580
Corporate Bonds	2,407	2,500	2,437	2,500
Municipals	370	375	369	375

Total	$30,564	$30,542	$30,765	$30,633

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at March 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006

Real Estate
Construction	$48,621	$46,669
Residential	140,594	141,058
Commercial and agricultural	101,160	103,933
Installment loans to individuals	17,936	15,990
Credit cards	1,628	1,709
Other	55	102

Total	$309,994	$309,461

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of period	$1,791	$1,673
Provisions charged to operating expenses	60	60
Net (charge-offs) recoveries:
Loan recoveries	14	11
Loan charge-offs	(9)	(26)

Total Net (Charge-Offs) Recoveries*	5	(15)

Balance, End of Period	$1,856	$1,718

* Components of Net (Charge-Offs) Recoveries
Real Estate
Commercial	2	1
Installment	3	(16)

Total	$5	$(15)

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
NOTE 6 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2007 and 2006.

	2007	2006

Service cost	$79,197	$75,811
Interest cost	59,473	52,406
Expected return on plan assets	(68,550)	(62,665)
Amortization of net obligation at transition	2,539	2,540
Amortization of prior service cost	(1,325)	(1,325)
Amortization of net (gain) or loss	11,380	13,130

Net periodic benefit cost	$82,714	$79,897

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     The Company’s primary trade area services customers in Rockingham County, Shenandoah County, the southern part of Page County and the northern part of Augusta County. The addition of the Luray branch will increase the Company’s service area to include eastern and northern Page County.
     Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 or this Form 10Q.
Forward-Looking Statements
     Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.
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
     We do not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Overview
     Net income for the first quarter of 2007 was $1,089,000 or $.46 per share, compared to $1,085,000 or $.45 in the first quarter of 2006, an increase of .37%. Core operating earnings, (exclusive of non-recurring items) totaled $1,075,000 in 2007 and $1,130,000 in 2006, a decrease of 4.9%. During the first quarter, noninterest income, exclusive of securities transactions, increased 12% and noninterest expense increased 13% during the same period.
Results of Operations
     The 2007 year to date tax equivalent net interest margin decreased $4,000 or .12% compared to the same period 2006. The yield on earning assets increased .36%, while the cost of funds increased .85% compared to the same period in 2006. These increases resulted as maturing assets and liabilities began repricing at higher rates.
     Beginning in June 2004, the Federal Reserve’s Federal Open Market Committee (FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 4.25% through March 2007. The Interest Sensitivity Analysis on page 20 indicates the Company is in a liability sensitive position in the one year time horizon, the recent increase in rates has resulted in a .38% decrease in the net interest margin compared to the same period in 2006. This has resulted due to the fact that a large portion of rate sensitive liabilities (certificates of deposit) are repricing at higher rates more quickly (shorter maturities) than rate sensitive assets (primarily adjustable rate mortgage loans).
     A schedule of the net interest margin for 2007 and 2006 can be found in Table I on page 18.
     Noninterest income, exclusive of securities transactions, increased $70,000 or 12% through March 31, 2007. Items contributing to the increase include a $20,000 increase in secondary market loan origination fees, a $23,000 increase in debt card, ATM surcharge and merchant credit card income and a $7,000 increase in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and in 2007 included $39,000 related to the recognition of deferred state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.
     Noninterest expense increased $301,000 in 2007. The increase is the result of a $179,000 increase in salaries and benefits expense (13%). The increase in salaries and benefits includes normal salary increases, growth in staff, and an increase in the cost of group insurance of 9.3%. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 14% in 2007 compared to 2006. Areas that increased include a $74,000 increase in occupancy and equipment expense, $12,000 increase in data processing expense and $11,000 increase in ATM expenses. Occupancy expense increased due to costs associated with three branch offices that were opened in the second and third quarters of 2006. ATM expenses increased due to a change in ATM processors during the first quarter which resulted in some overlapping expense for a short period of time. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.71% and 3.23% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Federal Funds Sold and Interest Bearing Bank Deposits
     The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 5.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.
Securities
     The Company’s securities portfolio serves several purposes. Portions of the portfolio are held to assist the Company with liquidity, asset liability management, as security for certain public funds and repurchase agreements and for long-term growth potential.
     The securities portfolio consists of investment securities (commonly referred to as “securities held to maturity”) and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders’ equity.
     As of March 31, 2007, the market value of securities available for sale exceeded their cost by $22,000. This includes increases in value in the equity securities portfolio held by the Company and a modest decrease in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities were virtually unchanged in the first quarter of 2007. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities in 2007 total $9,032,000 and these bonds have an average yield of approximately 3.97%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are approximately 100 BP higher.
     The Company’s equity securities portfolio was $124,000 above cost at March 31, 2007. The increase in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of March 31, 2007, revealed no securities that were impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Loan Portfolio
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
     The first three months of 2007 resulted in an increase of $533,000 in the Bank’s core loan portfolio. The increase in the loan portfolio is reflective of the strong local economy. The growth has been concentrated within the real estate portfolio, both residential and commercial properties.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $3,773,000 at March 31, 2007 compared to $2,187,000 at December 31, 2006. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2007, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	March 31,	December 31,
	2007	2006

Nonaccrual loans	$1,749,000	$
Loans past due 90 days or more and still accruing interest	2,024,000	2,187,000

	$3,773,000	$2,187,000

Percent of loans held for investment	1.22%	.71%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     Loan pools are further segmented into watch list, past due over 90 days and all other loans by type. Watch list loans include loans that are 60 days past due, and may include restructured loans, borrowers that are highly leveraged, loans that have been upgraded from classified or loans that contain policy exceptions (term, collateral coverage, etc.). Loss estimates on these loans reflect the increased risk associated with these assets due to any of the above factors. The past due pools contain loans that are currently 90 days or more past due. Loss rates assigned reflect the fact that these loans bear a significantly higher risk of charge-off. Loss rates vary by loan type to reflect the likelihood that collateral values will offset a portion of the anticipated losses.
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
     The allowance for loan losses of $1,856,000 at March 31, 2007 is equal to .60% of loans held for investment. This compares to an allowance of $1,791,000 (.58%) at December 31, 2006. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2007, for a total of $60,000. Total recoveries exceed charge-offs by $5,000 year to date. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $5,648,892 since December 31, 2006. Time deposits increased $3,632,000 during this period while demand deposits and savings deposits increased $2,017,000. Due to the growth in its loan portfolio and competition for deposits within its market, the Bank has offered various short term certificate of deposit rate specials to attract new funds.
Short-term debt
     Short-term debt consists of federal funds purchased, commercial repurchase agreements (repos.) and daily rate credit from the Federal Home Loan Bank (FHLB). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $6,393,000 through March 31, 2007. Additional borrowings of $5,000,000 were obtained to refinance short term debt at more favorable long term rates.
     In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carries an interest rate of LIBOR + 1.10% and is variable. Payments of $230,769 plus interest began in the second quarter of 2004 and will continue for a period of thirteen quarters. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2007, the Company’s total risk based capital and total capital to total assets ratios were 13.48% and 9.44%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the first quarter dividend in 2007 of 5%.
Liquidity
     Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company’s subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.
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
     As of March 31, 2007, the Company had a cumulative Gap Rate Sensitivity Ratio of (15.43%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II.
Stock Repurchase
     On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company’s outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. On July 26, 2006, the Board of Directors approved an amendment to the share repurchase program. The amendment increases the number of shares of common stock that the Registrant can repurchase under the program from 50,000 to 100,000 shares. Shares repurchased through March 31, 2007 total 80,021; of this amount, 7,052 shares were repurchased in 2007, at an average cost of $28.92 per share.
Effect of Newly Issued Accounting Standards
     The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company’s financial position or operations.
Existence of Securities and Exchange Commission Web Site
     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Income/		Average	Income/
	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates

Interest Income
Loans held for investment[1,2]	$309,136	$5,564	7.20%	$281,824	$4,830	6.86%
Loans held for sale			%	569		%
Federal funds sold	1,184	14	4.73%	1,156	12	4.15%
Interest bearing deposits	1,996	23	4.61%	2,094	26	4.97%
Investments
Taxable [3]	23,450	309	5.27%	19,675	200	4.07%
Partially taxable	6,826	91	5.33%	6,686	113	6.76%
Tax exempt [2,3]	375	4	4.27%	375	4	4.27%

Total Earning Assets	342,967	6,005	7.00%	312,379	5,185	6.64%

Interest Expense
Demand deposits	50,286	262	2.08%	37,889	75	.79%
Savings	31,288	85	1.09%	42,998	131	1.22%
Time deposits	165,101	1,862	4.51%	139,943	1,249	3.57%
Short-term debt	12,748	156	4.89%	15,258	160	4.19%
Long-term debt	28,768	324	4.51%	23,074	250	4.33%

Total Interest Bearing Liabilities	$288,191	2,689	3.73%	$259,162	1,865	2.88%

Net Interest Margin [1]		$3,316			$3,320

Net Yield on Interest Earning Assets			3.87%			4.25%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
March 31, 2006
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of Funds

Loans
Commercial	$51,747	$4,380	$89,189	$4,783	$	$150,099
Installment	3,795	628	10,749	2,500		17,672
Real estate for investments	23,781	6,793	97,161	12,860		140,595
Real estate for sale Credit cards	1,628					1,628
Federal funs sold	1,479					1,479
Interest bearing bank deposits	1,036	396	297			1,729
Investment securities	9,052	880	11,665	2,040	6,927	30,564

Total	92,518	13,077	209,061	22,183	6,927	343,766

Sources of Funds

Interest bearing demand deposits		17,807	27,999	5,096		50,902
Savings deposits		6,209	18,626	6,209		31,044
Certificates of deposit $100,000 and over	8,147	27,156	12,347			47,650
Other certificates of deposit	18,618	68,840	32,534			119,992
Short-term borrowings	7,825					7,825
Long-term borrowings	1,124	2,910	18,572	5,248		27,854

Total	35,714	122,922	110,078	16,553		285,267

Discrete Gap	56,804	(109,845)	98,983	5,630	6,927	58,499

Cumulative Gap	56,804	(53,041)	45,942	51,572	58,499

Ratio of Cumulative Gap to Total Earning Assets	16.52%	(15.43)%	13.36%	15.00%	17.02%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2007. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     We have established our disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer, and the other executive officers of the Company and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company’s operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report.
     The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(e) and timely, alerting them to financial information relating to the Company required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Controls
     Due to the nature of the Company’s business as stewards of assets of customers; internal controls are of the utmost importance. The Company has established procedures during the normal course of business to reasonably ensure that fraudulent activity of either a material amount to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of S. B. Hoover, LLP, a public accounting firm, to complete regular internal audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of S. B. Hoover are presented to management of the Bank and to the Audit Committee of the Company.

Part II Other Information

Item 1.	Legal Proceedings —	Not Applicable

Item 1a.	Risk Factors — There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 20, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—	Not Applicable

Item 3.	Defaults Upon Senior Securities —	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders—	Not Applicable

Item 5.	Other Information —	Not Applicable

Item 6.	Exhibits
(a)	Exhibits
3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Senior Vice President and Chief Financial Officer
May 7, 2007