Form 10-Q
period 2007-06-30
F&M BANK CORP
filed 2007-08-13
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007

Common Stock, par value — $5	2,363,229 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Interest Income
Interest and fees on loans held for investment	$5,640	$5,161
Interest and fees on loans held for sale
Interest on federal funds sold	74	8
Interest on interest bearing deposits	19	35
Dividends on equity securities	140	103
Interest on debt securities	303	212

Total Interest Income	6,176	5,519

Interest Expense
Interest on demand deposits	298	126
Interest on savings accounts	85	118
Interest on time deposits over $100,000	571	383
Interest on time deposits	1,408	1,036

Total interest on deposits	2,362	1,663
Interest on short-term debt	95	229
Interest on long-term debt	324	274

Total Interest Expense	2,781	2,166

Net Interest Income	3,395	3,353

Provision for Loan Losses	60	60

Net Interest Income after Provision for Loan Losses	3,335	3,293

Noninterest Income
Service charges	280	313
Insurance and other commissions	98	94
Other	346	244
Income on bank owned life insurance	72	67
Security gains (losses)	99	(5)

Total Noninterest Income	895	713

Noninterest Expense
Salaries	1,159	1,054
Employee benefits	383	364
Occupancy expense	149	121
Equipment expense	170	138
Intangible amortization	69	69
Other	666	641

Total Noninterest Expense	2,596	2,387

Income before Income Taxes	1,634	1,619

Income Taxes	497	484

Net Income	$1,137	$1,135

Per Share Data
Net Income	$.48	$.47

Cash Dividends	$.21	$.20

Weighted Average Shares Outstanding	2,365,278	2,397,279

The accompanying notes are an integral part of these statements.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Interest Income
Interest and fees on loans held for investment	$11,183	$9,970
Interest and fees on loans held for sale
Interest on federal funds sold	88	20
Interest on interest bearing deposits	42	61
Dividends on equity securities	230	207
Interest on debt securities	596	396

Total Interest Income	12,139	10,654

Interest Expense
Interest on demand deposits	560	201
Interest on savings accounts	170	249
Interest on time deposits over $100,000	1,141	753
Interest on time deposits	2,700	1,915

Total interest on deposits	4,571	3,118
Interest on short-term debt	251	389
Interest on long-term debt	648	524

Total Interest Expense	5,470	4,031

Net Interest Income	6,669	6,623

Provision for Loan Losses	120	120

Net Interest Income after Provision for Loan Losses	6,549	6,503

Noninterest Income
Service charges	553	585
Insurance and other commissions	152	148
Other	592	428
Income on bank owned life insurance	145	133
Security gains (losses)	218	(5)

Total Noninterest Income	1,660	1,289

Noninterest Expense
Salaries	2,303	2,051
Employee benefits	761	710
Occupancy expense	292	225
Equipment expense	327	260
Intangible amortization	138	138
Other	1,310	1,237

Total Noninterest Expense	5,131	4,621

Income before Income Taxes	3,078	3,171

Income Taxes	852	951

Net Income	$2,226	$2,220

Per Share Data
Net Income	$.94	$.93

Cash Dividends	$.42	$.40

Weighted Average Shares Outstanding	2,368,000	2,399,449

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,771	$6,247
Interest bearing deposits in banks	1,200	2,005
Fed funds sold	9,467
Securities held to maturity (note 2)	108	110
Securities available for sale (note 2)	29,724	30,765
Other investments	6,109	6,498
Loans held for sale
Loans held for investment (note 3)	308,125	309,461
Less allowance for loan losses (note 4)	(1,898)	(1,791)

Net Loans Held for Investment	306,227	307,670

Bank premises and equipment	7,536	7,710
Interest receivable	1,820	1,877
Deposit intangible	1,012	1,150
Goodwill	2,639	2,639
Bank owned life insurance (note 5)	6,104	5,958
Other assets	3,138	3,295

Total Assets	$381,855	$375,924

LIABILITIES
Deposits
Noninterest bearing demand	$46,606	$45,291
Interest bearing
Demand	52,556	47,870
Savings deposits	30,867	32,351
Time deposits over $100,000	47,214	45,395
Time deposits	122,882	118,615

Total Deposits	300,125	289,522

Short-term debt	9,938	11,717
Long-term debt	26,500	29,248
Accrued expenses	6,636	7,332

Total Liabilities	343,199	337,819

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,363,229 and 2,374,193 issued and outstanding, in 2007 and 2006, respectively	11,816	11,871
Surplus
Retained earnings	27,738	26,794
Accumulated other comprehensive income (loss)	(898)	(560)

Total Stockholders’ Equity	38,656	38,105

Total Liabilities and Stockholders’ Equity	$381,855	$375,924

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,226	$2,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	360	279
Amortization (accretion) of security premiums (discounts)	(89)	35
Net (increase) decrease in loans held for sale		3,528
Provision for loan losses	120	120
Intangible amortization	138	138
(Increase) decrease in interest receivable	56	(132)
(Increase) decrease in other assets	150	(30)
Increase in accrued expenses	(528)	810
(Gain) loss on security transactions	(218)	5
Amortization of limited partnership investments	311	185
Income from life insurance investment	(145)	(133)

Net Adjustments	155	4,805

Net Cash Provided by Operating Activities	2,381	7,025

Cash Flows from Investing Activities:
Purchase of investments held to maturity	(108)
Purchase of investments available for sale	(14,743)	(4,657)
Proceeds from sales of investments available for sale	1,981	605
Proceeds from maturity of investments available for sale	13,691	4,557
Proceeds from maturity of investments held to maturity	110
Net increase in loans held for investment	1,323	(18,391)
Purchase of property and equipment	(187)	(1,368)
Change in federal funds sold	(9,467)	(547)
Purchase of investment in life insurance		(350)
Net (increase) decrease in interest bearing bank deposits	805	(60)

Net Cash Used in Investing Activities	(6,595)	(20,211)

Cash Flows from Financing Activities:
Net change in demand and savings deposits	4,516	(7,544)
Net change in time deposits	6,086	17,091
Net change in short-term debt	784	4,550
Cash dividends paid	(997)	(963)
Repurchase of common stock	(352)	(222)
Change in federal funds purchased	(2,562)
Proceeds of long-term debt	5,000	5,000
Proceeds from issuance of common stock	10
Repayment of long-term debt	(7,747)	(5,021)

Net Cash Provided (Used) by Financing Activities	4,738	12,891

Net Decrease (Increase) in Cash and Cash Equivalents	524	(295)
Cash and Cash Equivalents, Beginning of Period	6,247	7,904

Cash and Cash Equivalents, End of Period	$6,771	$7,609

Supplemental Disclosure
Cash paid for:
Interest expense	$5,268	$3,887
Income taxes	625	450
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Balance, beginning of period	$38,105	$36,567

Comprehensive Income
Net income	2,226	2,220
Net change in unrealized appreciation on securities available for sale, net of taxes	(338)	32

Total comprehensive income	1,888	2,252

Repurchase of common stock	(352)	(222)
Common stock sold	10
Dividends declared	(995)	(960)

Balance, end of period	$38,656	$37,637

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six month periods ended June 30, 2007 and June 30, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2006 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2007 and December 31, 2006 are as follows:

	2007		2006
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and
Agency obligations	$108	$108	$110	$110

Total	$108	$108	$110	$110

	2007		2006
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$14,842	$14,942	$18,945	$18,902
Equity securities	6,224	6,289	6,508	6,276
Mortgage-backed securities	5,985	6,108	2,506	2,580
Corporate Bonds	2,425	2,500	2,437	2,500
Municipals	248	250	369	375

Total	$29,724	$30,089	$30,765	$30,633

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at June 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Real Estate
Construction	$51,881	$46,669
Residential	137,778	141,058
Commercial and agricultural	98,443	103,933
Installment loans to individuals	18,049	15,990
Credit cards	1,655	1,709
Other	319	102

Total	$308,125	$309,461

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$1,791	$1,673	$1,856	$1,718
Provisions charged to operating expenses	120	120	60	60
Net (charge-offs) recoveries:
Loan recoveries	40	18	26	7
Loan charge-offs	(53)	(36)	(44)	(10)

Total Net Charge-Offs *	(13)	(18)	(18)	(3)

Balance, End of Period	$1,898	$1,775	$1,898	$1,775

* Components of Net Charge-Offs
Real Estate
Commercial	2	1		1
Installment	(15)	(19)	(18)	(4)

Total	$(13)	$(18)	$(18)	$(3)

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
NOTE 6 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2007 and 2006.

	2007	2006
Service cost	$158,393	$151,622
Interest cost	118,946	104,811
Expected return on plan assets	(137,101)	(125,330)
Amortization of net obligation at transition	5,078	5,079
Amortization of prior service cost	(2,650)	(2,650)
Amortization of net (gain) or loss	22,762	26,262

Net periodic benefit cost	$165,428	$159,794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     F & M Bank Corp. (Company) is a one-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services (FMFS) is a wholly-owned subsidiary of the Bank.
     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. In April of 2006, the Bank opened its first office within the Harrisonburg, Virginia city limits on Port Republic Road. In early July 2006, the Bank opened an office at 700 East Main Street, Luray, Virginia, its first office in Page County, Virginia. In late August 2006 the Bank opened an office approximately 2 miles east of the Harrisonburg city limits at the intersection of Route 33 and Route 276. Upon opening this office the Bank simultaneously closed and consolidated, into the new branch, the operation of its loan/investment production office located at 207 University Boulevard in Harrisonburg and its branch located at the Elkton Plaza Center, Elkton, VA.
     The Bank also operates a courier service which picks up commercial deposits on a daily basis in the Harrisonburg area. In September of 2006 the Bank received regulatory approval to expand its courier service into Page and Shenandoah Counties. The Bank has since added a second courier vehicle to accommodate the additional customer deposit pick ups. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.
     The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and the northern part of Augusta County.
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
Overview
     Net income for the second quarter of 2007 was $1,137,000 or $.48 per share, compared to $1,135,000 or $.47 in the second quarter of 2006, an increase of .17%. Core operating earnings, (exclusive of non-recurring items) totaled $1,066,000 in 2007 and $1,183,000 in 2006, a decrease of 10%. During the second quarter, noninterest income, exclusive of securities transactions, increased 11% and noninterest expense increased 9% during the same period.
Results of Operations
     The 2007 year to date tax equivalent net interest margin increased $61,000 or .91% compared to the same period in 2006. The yield on earning assets increased .39%, while the cost of funds increased .73% compared to the same period in 2006. These increases resulted as maturing assets and liabilities continued to reprice at higher rates.
     Beginning in June 2004, the Federal Reserve’s Federal Open Market Committee (FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 4.25% with the last increase occurring in June 2006. The Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position in the one year time horizon, the recent increase in rates has resulted in a .27% decrease in the net interest margin compared to the same period in 2006. This has resulted due to the fact that a large portion of rate sensitive liabilities (certificates of deposit) are repricing at higher rates more quickly (shorter maturities) than rate sensitive assets (primarily mortgage loans).
     A schedule of the net interest margin for 2007 and 2006 can be found in Table I on page 18.
     Noninterest income, exclusive of securities transactions, increased $148,000 or 11.44% through June 30, 2007. Items contributing to the increase include a $7,000 increase in secondary market loan origination fees, a $12,000 increase in rental income, a $40,000 increase in debt card, ATM surcharge and merchant credit card income and a $78,000 increase in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and in 2007 included $97,000 related to the recognition of state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.
     Noninterest expense increased $510,000 in 2007. The increase is the result of a $303,000 increase in salaries and benefits expense (10.97%). The increase in salaries and benefits includes normal salary increases, growth in staff, and an increase in the cost of group insurance of 7.70%. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 11.13% in 2007 compared to 2006. Areas that increased include a $134,000 increase in occupancy and equipment expense, a $10,000 increase in advertising costs, an $11,000 increase in data processing expense and $10,000 increase in ATM expenses. Occupancy expense increased due to costs associated with three branch offices that were opened in the second and third quarters of 2006. ATM expenses increased due to a change in ATM processors during the first quarter which resulted in some overlapping expense for a short period of time. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.68% and 3.30% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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
     As of June 30, 2007, the cost of securities available for sale exceeded their market value by $365,000. This includes decreases in value in the equity securities portfolio held by the Company and a decrease in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities were virtually unchanged in the first six months of 2007. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities for the remainder of 2007 total $4,917,000 and these bonds have an average yield of approximately 4.71%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are approximately 50 BP higher.
     The Company’s equity securities portfolio was $65,000 below cost at June 30, 2007. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of June 30, 2007, revealed no securities that were impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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
     The first six months of 2007 resulted in a decrease of $1,336,000 in the Bank’s core loan portfolio. The decrease is indicative of a slight slowing in the local economy, primarily in the real estate sales sector, both residential and commercial.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $2,713,000 at June 30, 2007 compared to $2,187,000 at December 31, 2006. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2007, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$1,740,000	$
Loans past due 90 days or more and still accruing interest	973,000	2,187,000

	$2,713,000	$2,187,000

As a percentage of loans held for investment	.88%	.71%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     The allowance for loan losses of $1,898,000 at June 30, 2007 is equal to .62% of loans held for investment. This compares to an allowance of $1,791,000 (.58%) at December 31, 2006. Management has funded the allowance at a rate of $20,000 per month throughout the year of 2007, for a total of $120,000. Total charge-offs exceed recoveries by only $13,000 year to date, annualized this equates to a loss rate of slightly less than .01%. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group.
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
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $10,603,000 since December 31, 2006. Time deposits increased $6,086,000 during this period while demand deposits and savings deposits increased $4,517,000. Due to competition for deposits within its market, the Bank has offered various short term certificate of deposit rate specials to attract new funds. Approximately $4.5 million of the increase in deposits came from growth at the three branches that were opened in the second and third quarters of 2006.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $7,286,000 through June 30, 2007. Additional borrowings of $5,000,000 were obtained to refinance maturing debt at more favorable longer term rates.
     In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carried a variable rate of interest of LIBOR + 1.10%. Payments of $230,769 plus interest began in the second quarter of 2004 with the final payment during the second quarter of 2007. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2007, the Company’s total risk based capital and total capital to total assets ratios were 13.69% and 9.46%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the first quarter dividend in 2007 of 5%.
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
     As of June 30, 2007, the Company had a cumulative Gap Rate Sensitivity Ratio of (12.35%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 19.
Stock Repurchase
          On June 12, 2003, the Board authorized the repurchase of 50,000 shares of the Company’s outstanding common stock. Management has been authorized to repurchase shares from time to time in the open market or through privately negotiated transactions when market conditions warrant. The repurchased shares are accounted for as retired stock. On July 26, 2006, the Board of Directors approved an amendment to the share repurchase program. The amendment increases the number of shares of common stock that the Registrant can repurchase under the program from 50,000 to 100,000 shares. Shares repurchased through June 30, 2007 total 84,227; of this amount, 11,258 shares were repurchased in 2007, at an average cost of $29.86 per share.
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

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006			June 30, 2007			June 30, 2006
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Rate related income
Loans held for investment[1]	$309,623	$11,227	7.25%	$287,464	$10,005	6.96%	$310,141	$5,663	7.30%	$293,039	$5,184	7.08%
Loans held for sale				283	9	6.36%
Federal funds sold	3,456	88	5.09%	886	20	4.51%	5,704	74	5.19%	619	8	5.17%
Bank deposits	1,134	42	7.41%	2,034	47	4.62%	974	19	7.80%	1,974	21	4.26%
Investments
Taxable[3]	23,352	649	5.56%	21,367	428	4.01%	23,301	340	5.84%	21,259	228	4.29%
Partially taxable [2,3]	6,082	220	7.23%	6,897	215	6.23%	6,790	129	7.60%	6,730	102	6.06%
Tax exempt [2,3]	325	7	4.31%	375	9	4.80%	276	3	4.35%	375	5	5.33%

Total earning assets	343,972	12,233	7.11%	319,306	10,733	6.72%	347,186	6,228	7.18%	323,996	5,548	6.85%

Interest Expense
Demand deposits	51,417	560	2.18%	38,536	200	1.04%	52,535	298	2.27%	39,176	125	1.28%
Savings	30,821	170	1.10%	41,369	249	1.20%	30,708	85	1.11%	39,758	118	1.19%
Time deposits	167,456	3,841	4.59%	142,874	2,668	3.73%	169,788	1,979	4.66%	145,771	1,419	3.89%
Short-term debt	10,455	251	4.80%	16,367	390	4.77%	8,187	95	4.64%	18,528	230	4.97%
Long-term debt	27,969	648	4.63%	23,612	524	4.44%	27,406	324	4.73%	24,259	274	4.52%

Total interest bearing liabilities	288,118	5,470	3.80%	262,758	4,031	3.07%	288,624	2,781	3.85%	267,492	2,166	3.24%

Net interest income [1]		$6,763			$6,702			$3,447			$3,382

Net yield on interest earning assets [1]			3.93%			4.20%			3.97%			4.18%

[1]	Interest income on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

[4]	Average balances include non-accrual loans.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
June 30, 2007
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$50,820	$7,524	$87,881	$4,099	$	$150,324
Installment	4,379	1,491	9,828	2,669		18,367
Real estate for investments	22,286	9,748	90,655	15,089		137,778
Real estate for sale
Credit cards	1,656					1,656
Federal funs sold	9,467					9,467
Interest bearing bank deposits	705	198	297			1,200
Investment securities	1,001	4,669	11,508	5,892	6,654	29,724

Total	90,314	23,630	200,169	27,749	6,654	348,516

Sources of Funds

Interest bearing demand deposits		18,846	28,756	4,954		52,556
Savings deposits		6,174	18,520	6,173		30,867
Certificates of deposit $100,000 and over	11,245	22,764	13,205			47,214
Other certificates of deposit	24,964	58,603	39,315			122,882
Short-term borrowings	9,938					9,938
Long-term borrowings	893	3,572	16,965	5,070		26,500

Total	47,040	109,959	116,761	16,197		289,957

Discrete Gap	43,274	(86,329)	83,408	11,552	6,654	58,559

Cumulative Gap	43,274	(43,055)	40,353	51,905	58,559

Ratio of Cumulative Gap to Total Earning Assets	12.42%	(12.35)%	11.58%	14.89%	16.80%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2007. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable
Item 4 T. Controls and Procedures
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

Part II Other Information

Item 1.	Legal Proceedings —	Not Applicable

Item 1a.	Risk Factors — There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 20, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—	Not Applicable

Item 3.	Defaults Upon Senior Securities —	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders —

On May 12, 2007, the shareholders held their annual meeting. The following items were approved by the shareholders by the required majority:
1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.

	Votes	Votes
	“For” by	“Withheld”
	Proxy	by Proxy
Thomas L. Cline	1,902,615	10,209
Michael W. Pugh	1,875,711	37,113
2) Appointment of Elliott Davis, LLC as independent auditors as proposed in the Proxy materials; 1,888,145 votes “for”, 2,528 votes “against” and 22,151 abstained.
3) Amendment to the Articles of Incorporation to increase the authorized common stock of the Company from 3,000,000 to 6,000,000 shares: 1,763,260 “for”, 82,733 “against” and 66,830 abstained.
4) Amendment to the Articles of Incorporation to clarify and equalize the classes of directors: 1,647,157 “for”, 21,214 “against” and 55,322 abstained.

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
August 13, 2007