Form 10-Q
period 2007-09-30
F&M BANK CORP
filed 2007-11-13
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Common Stock, par value — $5	2,349,752 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Interest Income
Interest and fees on loans held for investment	$5,712	$5,362
Interest and fees on loans held for sale	22	—
Interest on federal funds sold	89	34
Interest on interest bearing deposits	22	29
Dividends on equity securities	127	116
Interest on debt securities	316	252

Total Interest Income	6,288	5,793

Interest Expense
Interest on demand deposits	315	147
Interest on savings accounts	83	102
Interest on time deposits over $100,000	509	535
Interest on time deposits	1,519	1,180

Total interest on deposits	2,426	1,964
Interest on short-term debt	117	197
Interest on long-term debt	277	253

Total Interest Expense	2,820	2,414

Net Interest Income	3,468	3,379

Provision for Loan Losses	60	60

Net Interest Income after Provision for Loan Losses	3,408	3,319

Noninterest Income
Service charges	320	310
Insurance and other commissions	138	71
Other	339	244
Income on bank owned life insurance	74	71
Security gains (losses)	20	109

Total Noninterest Income	891	805

Noninterest Expense
Salaries	1,213	1,101
Employee benefits	390	361
Occupancy expense	152	130
Equipment expense	153	143
Intangible amortization	69	69
Other	729	675

Total Noninterest Expense	2,706	2,479

Income before Income Taxes	1,593	1,645

Income Taxes	468	482

Net Income	$1,125	$1,163

Per Share Data
Net Income	$.48	$.49

Cash Dividends	$.21	$.21

Weighted Average Shares Outstanding	2,356,867	2,380,769

The accompanying notes are an integral part of these statements.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Interest Income
Interest and fees on loans held for investment	$16,895	$15,332
Interest and fees on loans held for sale	22	—
Interest on federal funds sold	177	54
Interest on interest bearing deposits	64	90
Dividends on equity securities	357	323
Interest on debt securities	912	648

Total Interest Income	18,427	16,447

Interest Expense
Interest on demand deposits	875	348
Interest on savings accounts	253	351
Interest on time deposits over $100,000	1,650	1,288
Interest on time deposits	4,219	3,095

Total interest on deposits	6,997	5,082
Interest on short-term debt	368	586
Interest on long-term debt	925	777

Total Interest Expense	8,290	6,445

Net Interest Income	10,137	10,002

Provision for Loan Losses	180	180

Net Interest Income after Provision for Loan Losses	9,957	9,822

Noninterest Income
Service charges	873	895
Insurance and other commissions	290	219
Other	931	672
Income on bank owned life insurance	219	204
Security gains (losses)	238	104

Total Noninterest Income	2,551	2,094

Noninterest Expense
Salaries	3,516	3,152
Employee benefits	1,151	1,071
Occupancy expense	444	355
Equipment expense	480	403
Intangible amortization	207	207
Other	2,039	1,912

Total Noninterest Expense	7,837	7,100

Income before Income Taxes	4,671	4,816

Income Taxes	1,320	1,433

Net Income	$3,351	$3,383

Per Share Data
Net Income	$1.42	$1.41

Cash Dividends	$.63	$.61

Weighted Average Shares Outstanding	2,364,243	2,393,154

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$7,910	$6,247
Interest bearing deposits in banks	1,867	2,005
Fed funds sold	5,011
Securities held to maturity (note 2)	108	110
Securities available for sale (note 2)	31,168	30,765
Other investments	6,329	6,498
Loans held for investment (note 3)	309,565	309,461
Less allowance for loan losses (note 4)	(1,825)	(1,791)

Net Loans Held for Investment	307,740	307,670

Bank premises and equipment	7,260	7,710
Interest receivable	1,792	1,877
Deposit intangible	943	1,150
Goodwill	2,639	2,639
Bank owned life insurance (note 5)	6,177	5,958
Other assets	3,406	3,295

Total Assets	$382,350	$375,924

LIABILITIES
Deposits
Noninterest bearing demand	$43,559	$45,291
Interest bearing
Demand	57,965	47,870
Savings deposits	30,233	32,351
Time deposits over $100,000	46,351	45,395
Time deposits	122,254	118,615

Total Deposits	300,362	289,522

Short-term debt	10,049	11,717
Long-term debt	25,607	29,248
Accrued expenses	7,574	7,332

Total Liabilities	343,592	337,819

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,349,752 and 2,363,229 issued and outstanding, in 2007 and 2006, respectively	11,749	11,871
Surplus
Retained earnings	27,982	26,794
Accumulated other comprehensive income (loss)	(973)	(560)

Total Stockholders’ Equity	38,758	38,105

Total Liabilities and Stockholders’ Equity	$382,350	$375,924

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,351	$3,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	535	435
Gain on sale of property and equipment	(69)
Amortization (accretion) of security premiums (discounts)	(96)	38
Net (increase) decrease in loans held for sale		3,528
Provision for loan losses	180	180
Intangible amortization	207	207
(Increase) decrease in interest receivable	85	(365)
(Increase) decrease in other assets	(118)	41
Increase in accrued expenses	414	1,395
(Gain) loss on security transactions	(238)	(104)
Amortization of limited partnership investments	477	280
Income from life insurance investment	(219)	(203)

Net Adjustments	1,158	5,432

Net Cash Provided by Operating Activities	4,509	8,815

Cash Flows from Investing Activities:
Purchase of investments held to maturity	(108)	—
Purchase of investments available for sale	(17,229)	(11,621)
Proceeds from sales of investments available for sale	2,095	1,993
Proceeds from maturity of investments available for sale	14,160	8,771
Proceeds from maturity of investments held to maturity	110	—
Net increase in loans held for investment	(250)	(24,562)
Purchase of property and equipment	(16)	(2,055)
Change in federal funds sold	(5,011)	2,487
Purchase of investment in life insurance		(350)
Net (increase) decrease in interest bearing bank deposits	138	461

Net Cash Used in Investing Activities	(6,111)	(24,876)

Cash Flows from Financing Activities:
Net change in demand and savings deposits	6,245	(6,820)
Net change in time deposits	4,594	26,436
Net change in short-term debt	894	(1,967)
Cash dividends paid	(1,495)	(1,434)
Repurchase of common stock	(781)	(976)
Change in federal funds purchased	(2,562)	635
Proceeds of long-term debt	5,000	5,000
Proceeds from issuance of common stock	10	—
Repayment of long-term debt	(8,640)	(6,585)

Net Cash Provided (Used) by Financing Activities	3,265	14,289

Net Decrease (Increase) in Cash and Cash Equivalents	1,663	(1,772)
Cash and Cash Equivalents, Beginning of Period	6,247	7,904

Cash and Cash Equivalents, End of Period	$7,910	$6,132

Supplemental Disclosure
Cash paid for:
Interest expense	$8,122	$6,179
Income taxes	925	825

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Balance, beginning of period	$38,105	$36,567

Comprehensive Income
Net income	3,351	3,383
Net change in unrealized appreciation on securities available for sale, net of taxes	(413)	401

Total comprehensive income	2,938	3,784

Repurchase of common stock	(781)	(976)
Common stock sold	10	—
Dividends declared	(1,514)	(1,455)

Balance, end of period	$38,758	$37,920

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the nine month periods ended September 30, 2007 and September 30, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2006 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2007 and December 31, 2006 are as follows:

	2007		2006
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and Agency obligations	$108	$108	$110	$110

Total	$108	$108	$110	$110

	2007		2006
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$16,351	$16,270	$18,945	$18,902
Equity securities	6,417	6,749	6,508	6,276
Mortgage-backed securities	5,710	5,747	2,506	2,580
Corporate Bonds	2,442	2,617	2,437	2,500
Municipals	248	250	369	375

Total	$31,168	$31,633	$30,765	$30,633

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at September 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Real Estate
Construction	$49,738	$46,669
Residential	141,101	141,058
Commercial and agricultural	98,786	103,933
Installment loans to individuals	18,032	15,990
Credit cards	1,827	1,709
Other	81	102

Total	$309,565	$309,461

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$1,791	$1,673	$1,898	$1,775
Provisions charged to operating expenses	180	180	60	60
Net (charge-offs) recoveries:
Loan recoveries	53	33	13	15
Loan charge-offs	(199)	(85)	(146)	(49)

Total Net Charge-Offs *	(146)	(52)	(133)	(34)

Balance, End of Period	$1,825	$1,801	$1,825	$1,801

*	Components of Net Charge-Offs

Real Estate
Commercial	(98)	(16)	(100)	(17)
Installment	(48)	(36)	(33)	(17)

Total	$(146)	$(52)	$(133)	$(34)

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
NOTE 6 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2007 and 2006.

	2007	2006
Service cost	$237,590	$227,433
Interest cost	178,419	157,217
Expected return on plan assets	(205,651)	(187,994)
Amortization of net obligation at transition	7,616	7,619
Amortization of prior service cost	(3,975)	(3,975)
Amortization of net (gain) or loss	34,144	39,392

Net periodic benefit cost	$248,143	$239,692

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The Bank also operates a courier service which picks up commercial deposits on a daily basis within the Bank’s service area. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank.
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
Overview
     Net income for the third quarter of 2007 was $1,125,000 or $.48 per share, compared to $1,163,000 or $.49 in the third quarter of 2006, a decrease of 3.27%. Core operating earnings, (exclusive of non-recurring items) totaled $1,070,000 in 2007 and $1,137,000 in 2006, a decrease of 5.90%. During the third quarter, noninterest income, exclusive of securities transactions and other asset sales, increased 15.22% and noninterest expense increased 10.92% during the same period.
Results of Operations
     The 2007 year to date tax equivalent net interest margin increased $136,000 or 1.34% compared to the same period in 2006. The yield on earning assets increased .30%, while the cost of funds increased .60% compared to the same period in 2006. These increases resulted as maturing assets and liabilities continued to reprice at higher rates.
     Beginning in June 2004, the Federal Reserve’s Federal Open Market Committee (FOMC) reversed its accommodative monetary policy and has since raised short term interest rates, in .25% increments by a total of 4.25% with the last increase occurring in June 2006. At its September 2007 meeting the FOMC reversed course and cut the benchmark fed funds rate by .50%, citing “the tightening of credit conditions has the potential to intensify the housing correction and to restrain economic growth more generally.” The Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position in the one year time horizon. Rising short term rates (primarily on time deposits) has resulted in a .23% decrease in the net interest margin for the first nine months of 2007 as compared to the same period in 2006. As the cost of funds has begun to stabilize in the third quarter and longer term earning assets continue to reprice upward this has resulted in a .04% improvement in the third quarter net interest margin as compared to the full year.
     A schedule of the net interest margin for 2007 and 2006 can be found in Table I on page 18.
     Noninterest income, exclusive of securities transactions, increased $323,000 or 16.23% through September 30, 2007. Items contributing to the increase include a $71,000 increase in insurance and commission income, a $69,000 gain on sale of property and equipment, a $48,000 increase in debt card, ATM surcharge and merchant credit card income and a $122,000 increase in returns on low income housing investments. The returns on these investments are principally in the form of tax credits and in 2007 included $155,000 related to the recognition of state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.
     Noninterest expense increased $737,000 in 2007. The increase is the result of a $444,000 increase in salaries and benefits expense (10.51%). The increase in salaries and benefits includes normal salary increases, growth in staff, and an increase in the cost of group insurance of 7.05%. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 10.18% in 2007 compared to 2006. Areas that increased include a $166,000 increase in occupancy and equipment expense, a $31,000 increase in contributions, a $21,000 increase in data processing expense and $23,000 increase in travel and entertainment and training expense. Occupancy expense increased due to costs associated with three branch offices that were opened in the second and third quarters of 2006. Contribution expense increased due to a $25,000 donation to facilitate the sale of investment property. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.70% and 3.28% of average assets, respectively.

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
     As of September 30, 2007, the cost of securities available for sale exceeded their market value by $465,000. This includes decreases in value in the equity securities portfolio held by the Company and a decrease in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities were virtually unchanged in the first nine months of 2007. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities for the remainder of 2007.
     The Company’s equity securities portfolio was $332,000 below cost at September 30, 2007. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of September 30, 2007, revealed no securities that were impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches and assisted living facilities. Management and the Board of Directors review these concentrations quarterly.
     During the first nine months of 2007 the loan portfolio increased only $104,000. This slight increase is indicative of a slowing in the local economy, primarily in the real estate sales sector, both residential and commercial, and the sharp competition within the Bank’s service area for high quality loans.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $4,091,000 at September 30, 2007 compared to $2,187,000 at December 31, 2006. Approximately 83% of these past due loans are secured by real estate. During the third quarter, the Bank recognized a partial writedown of $100,000 on a commercial loan that management was in the process of negotiating a restructuring of the debt with the customer. Subsequent to the end of the quarter, management learned that the borrower intends to file bankruptcy rather than attempting the workout. At this time the amount of future loss is unknown, however there will be a significant additional loss of up to $500,000. This loan is currently listed as part of the $1,952,000 in nonaccrual loans. Management continues to believe that, with the exception of the aforementioned loan, the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2007, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	September 30,	December 31,
	2007	2006
Nonaccrual loans	$1,952,000	$
Loans past due 90 days or more and still accruing interest	2,139,000	2,187,000

	$4,091,000	$2,187,000

As a percentage of loans held for investment	1.32%	.71%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     The allowance for loan losses of $1,825,000 at September 30, 2007 is equal to .59% of loans held for investment. This compares to an allowance of $1,791,000 (.58%) at December 31, 2006. Management funded the allowance at a rate of $20,000 per month for the first six months of 2007, for a total of $120,000 through six months. Beginning in the third quarter, based on its allowance for loan loss worksheet, management recommended a reduction in the loan loss provision to zero. However, as a result of developments with the one commercial credit previously cited, a provision of $30,000 per month was recognized for the months of August and September, bringing the year to date total to $180,000. Total charge-offs exceed recoveries by $146,000 year to date, annualized this equates to a loss rate of slightly over .06%. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group. Management intends to continue funding $30,000 per month for the fourth quarter of 2007.
     The overall level of the allowance is well below its peer group average. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio. Should the previously mentioned commercial loan loss occur, management believes the remaining reserves will be adequate to cover other identified losses within the portfolio. This is due to the fact that the allowance worksheet already contains an adequate reserve for this loan as a specifically identified potential loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $10,840,000 since December 31, 2006. Time deposits increased $4,595,000 during this period while demand deposits and savings deposits increased $6,245,000. Due to competition for deposits within its market, the Bank has offered various short term certificate of deposit rate specials to attract new funds. Approximately $5.9 million of the increase in deposits came from growth at the three branches that were opened in the second and third quarters of 2006.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding for the real estate loan portfolio. The Company’s subsidiary bank typically borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $8,179,000 through September 30, 2007. Additional borrowings of $5,000,000 were obtained to refinance maturing debt at more favorable longer term rates.
     In September 2002, the Company borrowed $3 million from SunTrust Bank. This loan carried a variable rate of interest of LIBOR + 1.10%. Payments of $230,769 plus interest began in the second quarter of 2004 with the final payment during the second quarter of 2007. Proceeds of this loan were used primarily to provide a capital contribution to the Bank.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2007, the Company’s total risk based capital and total capital to total assets ratios were 13.58% and 9.36%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the third quarter dividend in 2007 of 5%.
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
     As of September 30, 2007, the Company had a cumulative Gap Rate Sensitivity Ratio of (9.17%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 19.
Stock Repurchase
     As previously reported, on September 20, 2007, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 100,000 to 150,000 shares. Shares repurchased through September 30, 2007 total 97,704; of this amount, 24,735 shares were repurchased in 2007, at an average cost of $30.63 per share.
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

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006			September 30, 2007			September 30, 2006
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Rate related income
Loans held for investment[1,4]	$309,643	$16,961	7.30%	$290,397	$15,388	7.07%	$310,259	$5,747	7.41%	$295,880	$5,383	7.28%
Loans held for sale	396	22	7.41%	188	9	6.38%	1,176	22	7.48%	—	—
Federal funds sold	4,722	177	5.00%	1,486	54	4.85%	7,211	89	4.94%	2,667	34	5.10%
Bank deposits	1,093	50	6.10%	1,982	90	6.05%	1,010	17	6.73%	1,792	28	6.25%
Investments
Taxable[3]	23,491	1,000	5.68%	21,660	705	4.34%	23,766	351	5.91%	22,238	277	4.98%
Partially taxable [2,3]	7,049	347	6.56%	7,117	328	6.14%	6,764	118	6.98%	7,551	113	5.99%
Tax exempt [2,3]	300	10	4.44%	375	13	4.62%	250	3	4.80%	375	4	4.27%

Total earning assets	346,694	18,567	7.14%	323,205	16,587	6.84%	350,436	6,347	7.24%	330,503	5,839	7.07%

Interest Expense
Demand deposits	51,997	875	2.24%	38,832	349	1.20%	54,250	315	2.32%	39,412	149	1.51%
Savings	30,981	253	1.09%	39,514	351	1.18%	30,028	83	1.11%	35,865	102	1.14%
Time deposits	168,561	5,869	4.64%	148,683	4,382	3.93%	170,732	2,028	4.75%	160,114	1,714	4.28%
Short-term debt	10,370	368	4.73%	16,718	586	4.67%	10,205	117	4.59%	15,595	196	5.03%
Long-term debt	27,246	925	4.53%	23,251	778	4.46%	26,280	312	4.75%	22,195	254	4.58%

Total interest bearing liabilities	289,155	8,290	3.82%	266,998	6,446	3.22%	291,495	2,855	3.92%	273,181	2,415	3.54%

Net interest income [1]		$10,277			$10,141			$3,492		$3,424

Net yield on interest earning assets [1]			3.95%			4.18%		3.99%				4.14%

[1]	Interest income on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

[4]	Average balances include non-accrual loans.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
September 30, 2007
(In Thousands of Dollars)
     The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$48,039	$9,862	$86,491	$4,132	$	$148,524
Installment	3,980	1,091	10,549	2,493		18,113
Real estate for investments	24,067	14,760	85,562	16,712		141,101
Real estate for sale Credit cards	1,827					1,827
Federal funs sold	5,011					5,011
Interest bearing bank deposits	678	891	297			1,866
Investment securities	948	5,793	11,752	5,854	6,929	31,276

Total	84,550	32,397	194,651	29,191	6,929	347,718

Sources of Funds

Interest bearing demand deposits		19,575	29,569	4,997		54,141
Savings deposits		6,046	18,140	6,047		30,233
Certificates of deposit $100,000 and over	8,616	23,306	14,429			46,351
Other certificates of deposit	28,293	49,366	44,595			122,254
Short-term borrowings	10,049					10,049
Long-term borrowings	893	2,679	17,144	4,891		25,607

Total	47,851	100,972	123,877	15,935		288,635

Discrete Gap	36,699	(68,575)	70,774	13,256	6,929	59,083

Cumulative Gap	36,699	(31,876)	38,898	52,154	59,083

Ratio of Cumulative Gap to Total Earning Assets	10.55%	(9.17)%	11.19%	15.00%	16.99%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2007. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable
Item 4T. Controls and Procedures
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
Changes in Internal Controls
     Due to the nature of the Company’s business as stewards of assets of customers; internal controls are of the utmost importance. The Company has established procedures during the normal course of business to reasonably ensure that fraudulent activity of either a material amount to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Risk Management Consulting, LLC, to complete regular internal audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Risk Management Consulting, LLC are presented to management of the Bank and to the Audit Committee of the Company.

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

November 9, 2007