Form 10-K
period 2007-12-31
F&M BANK CORP
filed 2008-03-26
CIK 740806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
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
Common Stock — $5 Par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Sarbanes Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,144,802 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2007 was approximately $68,633,664 based on the closing sales price of $32.00 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
     As of the close of business on March 1, 2008, there were 2,336,390 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2008 (the “Proxy Statement”).

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
Employees
On December 31, 2007, F & M Bank Corp., the Bank, TEB and FMFS had 137 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F&M Bank Corp.
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
Capital Requirements.The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2007 were 12.65% and 13.25%, respectively, exceeding the minimum requirements.
In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2007, was 9.34%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
The Gramm-Leach-Bliley Act. Effective on March 11, 2001, the Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.
USA Patriot Act of 2001. In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
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
There could be an adverse effects on the way in which we do business if we do not maintain our capital requirements and our status as a ‘well-capitalized” bank.
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

Item 1B. — Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2007.
Item 2 — Description of Properties
The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Main Office 205 South Main Street Timberville, VA 22853	Elkton Branch 127 West Rockingham Street Elkton, VA 22827

Broadway Branch 126 Timberway Broadway, VA 22815	Port Road Branch 1085 Port Republic Road Harrisonburg, VA 22801

Bridgewater Branch 100 Plaza Drive Bridgewater, VA 22812	Edinburg Branch 120 South Main Street Edinburg, VA 22824

Woodstock Branch 161 South Main Street Woodstock, VA 22664	Crossroads Branch 80 Cross Keys Road Harrisonburg, VA 22801

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
Transfer Agent and Registrar
Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853
Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2002, and the reinvestment of dividends.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

F & M Bank Corp.	100.00	123.47	148.59	152.82	170.38	193.07
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28
Recent Stock Prices and Dividends
Dividends to shareholders totaled $2,031,000 and $1,953,000 in 2007 and 2006, respectively. Regular quarterly dividends have been declared for fifty two consecutive quarters. Dividends per share increased 4.9% in 2007.
The ratio of dividends per share to net income per share was 45.60% in 2007, compared to 43.12% in 2006. The decision as to timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.
Stock Repurchases
As previously reported, on September 20, 2007, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 100,000 to 150,000 shares. Shares repurchased through the end of 2007 totaled 103,566 shares; of this amount, 30,597 shares were repurchased in 2007, at an average cost of $30.89 per share.
The number of common shareholders of record was approximately 1,714 as of March 1, 2008. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.
Quarterly Stock Information
These quotes were obtained from Davenport & Company and include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2007			2006
	Per Share Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	28.15	33.00	.21	25.75	28.60	.20
2nd	30.00	33.75	.21	27.10	30.00	.20
3rd	30.00	33.00	.22	27.50	30.00	.21
4th	31.00	33.25	.22	27.00	30.00	.21

Total			.86			.82

Item 6
Five Year Summary of Selected Financial Data

(Dollars in thousands,
except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Interest and Dividend Income	$24,635	$22,526	$19,878	$16,804	$16,683
Interest Expense	11,043	9,091	6,998	5,396	6,010

Net Interest Income	13,592	13,435	12,880	11,408	10,673
Provision for Loan Losses	270	240	360	240	226

Net Interest Income after Provision for Loan Losses	13,322	13,195	12,520	11,168	10,447
Noninterest Income	3,215	2,754	2,643	2,254	2,308
Securities Gains (Losses)	101	193	71	532	179
Noninterest Expenses	10,532	9,688	8,608	7,741	7,256

Income before Income Taxes	6,106	6,454	6,626	6,213	5,678
Income Tax Expense	1,653	1,925	1,846	1,863	1,666

Net Income	$4,453	$4,529	$4,780	$4,350	$4,012

Per Share Data:
Net Income	$1.89	$1.90	$1.99	$1.80	$1.66
Dividends Declared	.86	.82	.78	.74	.70
Book Value	16.71	16.05	15.22	14.21	13.35

Balance Sheet Data:
Assets	$386,727	$375,924	$346,328	$369,957	$309,126
Loans Held for Investment	317,180	309,461	277,398	248,972	211,231
Loans Held for Sale		—	3,528	47,150	—
Securities	36,614	37,373	34,921	38,800	61,230
Deposits	298,560	289,522	267,310	246,505	240,715
Short-Term Debt	12,743	11,717	14,345	57,362	6,389
Long-Term Debt	29,714	29,247	22,808	26,462	24,784
Shareholders’ Equity	39,165	38,105	36,567	34,260	32,319
Average Shares Outstanding	2,360	2,386	2,404	2,414	2,418

Financial Ratios:
Return on Average Assets[1]	1.17%	1.26%	1.34%	1.31%	1.29%
Return on Average Equity[1]	11.53%	12.13%	13.56%	13.11%	13.13%
Net Interest Margin	3.94%	4.17%	4.01%	3.82%	3.82%
Efficiency Ratio [2]	60.31%	57.45%	53.07%	54.02%	53.96%
Dividend Payout Ratio	45.60%	43.12%	38.70%	41.06%	42.17%

Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	10.05%	10.36%	9.86%	10.00%	9.86%
Allowance for Loan Losses to Loans[3]	.54%	.58%	.60%	.61%	.70%
Nonperforming Assets to Total Assets	1.11%	.58%	.20%	.63%	.52%
Net Charge-offs to Total Loans[3]	.11%	.04%	.07%	.09%	.10%

[1]	Ratios are primarily based on daily average balances.

[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

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
The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2007 or 2006. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000, $120,000 and $181,000 for the years ended December 31, 2007, 2006 and 2005.
Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $874,000 and $1,150,000 at December 31, 2007 and 2006, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.
Securities Impairment
The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $171,000 for 2007, $40,000 for 2006 and $119,000 for 2005.
Overview
The Company’s net income for 2007 totaled $4,453,000 or $1.89 per share, down 1.68% from $4,529,000 or $1.90 a share in 2006. Return on average equity decreased in 2007 to 11.53% versus 12.13% in 2006, while the return on average assets decreased from 1.26% to 1.17%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and non-cash amortization of acquisition intangibles were $4,389,000 in 2007 versus $4,632,000 in 2006, a decrease of 5.25%. Core profitability decreased as a result of costs associated with operating the three branches which opened in 2006 for a full year in 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
See page 10 for a five-year summary of selected financial data.
Changes in Net Income per Common Share

	2007 to 2006	2006 to 2005

Prior Year Net Income Per Share	$1.90	$1.99
Change from differences in:
Net interest income	.13	.28
Provision for credit losses	(.01)	.05
Noninterest income, excluding securities gains	.21	.05
Securities gains	(.04)	.05
Noninterest expenses	(.41)	(.48)
Income taxes	.11	(.04)

Total Change	(.01)	(.09)

Net Income Per Share	$1.89	$1.90

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
Net interest income for 2007 was $13,592,000 representing an increase of $157,000 or 1.17%. A 4.31% increase in 2006 versus 2005 resulted in total net interest income of $13,435,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 14), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.
Loans held for investment, expressed as a percentage of total earning assets, increased slightly in 2007 to 90.46% as compared to 90.40% in 2006. Tax equivalent income on earning assets increased $2,116,000, supported by the increase in loan income of $1,618,000.
During 2007, yields on earning assets increased .14%, primarily due to a .53% increase in the yield on consumer installment loans and a .89% increase in the yield on the investment portfolio. The increased yields on installment loans was primarily the result of growth in home equity loans which are tied to the prime rate of interest and the introduction of risk based pricing which was not fully reflected in 2006.
Costs of interest bearing liabilities continued to rise in 2007, increasing an additional .47% following an increase of .79% in 2006. The continued rise in interest costs resulted from competition for deposits which caused the bank to offer rate specials throughout most of the year to attract and retain deposits. In the fourth quarter of 2006 the Bank also introduced a tiered rate money market account with rates tied to the federal funds rate. This account was introduced to compete with other high yield accounts offered in the bank’s primary service area.
The analysis on the next page reveals a decrease in net interest margin to 3.94% in 2007 primarily due to the minimal loan growth and the Federal Reserve’s rate decrease during the fourth quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Average Balances, Yields and Rates1

	2007			2006			2005
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans:[2]
Commercial	$98,027	7,629	7.78%	$87,343	$6,755	7.73%	$75,219	$4,852	6.45%
Real estate	185,383	12,415	6.70%	181,022	12,143	6.71%	170,480	10,409	6.11%
Installment	29,516	2,606	8.83%	25,867	2,147	8.30%	24,964	2,481	9.94%

Loans held for investment	312,926	22,650	7.24%	294,232	21,045	7.15%	270,663	17,742	6.56%
Loans held for sale	296	22	7.43%	140	9	6.43%	18,749	870	4.64%

Investment securities:[3]
Fully taxable	23,743	1,341	5.65%	22,045	1,004	4.55%	22,733	780	3.43%
Partially taxable	7,116	488	6.86%	7,012	459	6.55%	7,035	466	6.62%
Tax exempt	287	14	4.88%	375	17	4.53%	375	18	4.80%

Total investment securities	31,146	1,843	5.92%	29,432	1,480	5.03%	30,143	1,264	4.19%

Interest bearing deposits in banks	1,821	123	6.75%	1,859	120	6.46%	3,867	97	2.51%
Federal funds sold	3,960	196	4.95%	1,298	64	4.93%	2,496	80	3.21%

Total Earning Assets	350,149	24,834	7.09%	326,961	22,718	6.95%	325,918	20,053	6.15%

Allowance for loan losses	(1,747)			(1,737)			(1,697)
Nonearning assets	32,972			35,246			34,309

Total Assets	$381,374			$360,470			$358,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —interest bearing	$52,857	$1,172	2.22%	$40,833	581	1.42%	$38,872	$230	.59%
Savings	30,457	331	1.09%	37,954	446	1.18%	47,073	520	1.10%
Time deposits	168,005	7,819	4.65%	152,691	6,229	4.08%	129,773	4,054	3.12%

Total interest bearing deposits	251,319	9,322	4.00%	231,478	7,256	3.13%	215,718	4,804	2.23%

Short-term debt	11,040	502	4.55%	16,425	784	4.77%	30,687	1,032	3.36%
Long-term debt	26,940	1,219	4.52%	23,191	1,051	4.53%	27,026	1,162	4.30%

Total interest bearing liabilities	289,299	11,043	3.82%	271,094	9,091	3.35%	273,431	6,998	2.56%

Noninterest bearing deposits	46,465			44,395			45,230
Other liabilities	6,975			7,645			4,456

Total liabilities	342,739			323,134			323,117
Stockholders’ equity	38,635			37,336			35,413

Total liabilities and stock- holders’ equity	$381,374			$360,470			$358,530

Net interest earnings		$13,791			$13,627			$13,055

Net yield on interest earning assets (NIM)			3.94%			4.17%			4.01%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

[2]	Interest income on loans includes loan fees.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table illustrates the effect of changes in volumes and rates.

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans held for investment	$1,337	$268	$1,605	$1,539	$1,853	$3,392
Loans held for sale	10	3	13	(863)	(7)	(870)
Investment securities:
Taxable	77	260	337	(25)	203	178
Partially taxable	7	22	29	(1)	129	128
Tax exempt	(4)	1	(3)		5	5
Interest bearing deposits in banks	(2)	5	3	(50)	73	23
Federal funds sold	131	1	132	(38)	22	(16)

Total Interest Income	1,556	560	2,116	562	2,278	2,840

Interest expense:
Deposits:
Demand	171	420	591	12	339	351
Savings	(88)	(27)	(115)	(100)	26	(74)
Time deposits	625	965	1,590	715	1,460	2,175

Short-term debt	(257)	(25)	(282)	(479)	231	(248)
Long-term debt	170	(2)	168	(165)	54	(111)

Total Interest Expense	621	1,331	1,952	(17)	2,110	2,093

Net Interest Income	$935	$(771)	$164	$579	$168	$747

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.
Interest Income
Tax equivalent interest income increased $2,116,000 or 9.31% in 2007, after increasing 13.29% or $2,665,000 in 2006. Overall, the yield on earning assets increased .14%, from 6.95% to 7.09%. Loan growth continued during 2007, with average loans outstanding increasing $18,694,000 to $312,926,000. Real estate loans increased 2.41% and commercial loans increased 12.23%. Combined these categories accounted for over 80.5% of the total increase in year ending loans. The increase in real estate loans resulted as rates for loans that remain in the Bank’s portfolio, primarily three and five year adjustable loans became more favorable as secondary market rates rebounded somewhat from their historic lows. This category includes residentially secured loans, as well as loans secured by commercial real estate. The increase in commercial loans resulted primarily from the rapid pace of residential development in the area.
Average total securities, yielding 5.92%, increased $1,714,000 during 2007. Proceeds from the sale and maturity of investment securities were reinvested in higher yielding instruments, both bonds and equity securities to take advantage of improved market yields. Income on loans held for sale totaled $22,000, as compared to the $9,000 during 2006. These are short-term real estate loan participations that have an average life of approximately fifteen days. The bank originally entered into this participation arrangement as a higher yielding alternative to federal funds sold. Due to the slow down in secondary market lending, there was very little activity on this participation commitment during 2007 or 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Interest expense increased $1,952,000 or 21.47% during 2007, which followed a 29.91% increase ($2,093,000) in 2006. The average cost of funds of 3.82% increased .47% compared to 2006. Average interest bearing liabilities increased $18,205,000 in 2007 following a decrease of $2,337,000 in 2006. This increase was primarily the result of an increase in time deposits. Average time deposits increased $15,314,000 or 10.03%, the expense associated with time deposits increased $1,590,000. Approximately $625,000 of this increase was the result of growth in volume of time deposits, while $965,000 of the increase was the result of the higher cost of funds (see table on page 14). Expense of long-term debt increased $168,000 in 2007 after a decrease of $111,000 in 2006. The increase in interest expense is primarily the result of the $3,749,000 increase in average debt outstanding for the year. The Company borrowed $10,000,000 in 2007 and $15,000,000 in 2006. Funds borrowed in both years were used to fund growth in the loan portfolio.
Noninterest Income
Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy increased revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). Gross revenue for FMFS increased $53,000 in 2007. This increase resulted from higher levels of commissions from its partnerships in BI Investments, LLC and Bankers Insurance, LLC.
Exclusive of securities gains and losses, non-interest income increased 16.75% ($461,000) in 2007 following an increase of 4.19% in 2006. Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $293,000 and $275,000 in 2007 and 2006. Investments in low income housing projects resulted in non-interest income of $227,000 in 2007 and $52,000 in 2006, an increase of $175,000. This increase is primarily the result of non-recurring state tax credits received on the Company’s investment in one of its low income housing projects.
Securities transactions in 2007 resulted in gains of $101,000 after recognition of impairment write-downs totaling $171,000 on three holdings within the equities portfolio. This followed gain of $193,000 in 2006, which were net of a $40,000 write down on the investment in BI Investments, LLC. Although this investment is a minority interest, accounted for at cost, management determined that the losses generated during 2006 were unlikely to be recouped in the near future and recognized impairment in the investment under SFAS 115.
Noninterest Expense
Noninterest expenses increased from $9,687,000 in 2006 to $10,532,000 in 2007, an 8.72% increase. Salary and benefits increased 9.32% to $6,262,000 in 2007 and 18.95% in 2006. The 2007 increase resulted from additions to staff to support Bank growth and expansion, normal salary adjustments, increases in insurance and pension expenses. Occupancy and equipment expense increased 13.18% ($141,000) in 2007 and 21.47% in 2006 due to ATM upgrades, new vehicles, computer equipment and costs associated with three branch offices that were opened at various dates during 2006.
Other operating expense increased $170,000 in 2007, following a $22,000 decrease in 2006. Much of the increase was due to an increase in charitable contributions, data processing and legal fees. Although noninterest expenses in both 2007 and 2006 are higher than in previous years they continue to be substantially less than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.76%, 2.69%, and 2.41%, in 2007, 2006 and 2005, respectively. Peer group averages have ranged between 3.00% and 3.25% over the same time period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $240,000 in 2006 to $270,000 in 2007.
Actual net loan charge-offs were $359,000 in 2007 and $122,000 in 2006. Loan losses as a percentage of period ending loans held for investment totaled .11% and .04% in 2007 and 2006, respectively. Average losses continue at less than one-half that of the Bank’s peer group average, which have ranged between .12% and .25% over the last three years.
Of the $359,000 in net charge-offs during 2007, $293,000 resulted from one commercial loan relationship that was considered impaired at year end. This loan resulted from a restructuring of several loans to several service related businesses that were non-performing. The restructured loan performed as agreed for approximately six months before deteriorating and becoming a non-performing asset. While there were deficiencies in collateral perfection, the principal reason for the impairment was poor management which resulted in a decline in the business (closure of two of the businesses) and a decrease in resale value. The remaining loan balance which was still carried at year end is fully reserved in the allowance for loan loss calculation as an impairment asset, pending the outcome of asset sales and bankruptcy proceedings. Funding of the allowance for loan losses has been increased for 2008 to account for the remaining loss that may be incurred and for the increased level of non-performing loans.
Balance Sheet
Total assets increased 2.87% during the year to $386,727,000, an increase of $10,803,000 from $375,924,000 in 2006. Earning assets increased 2.42% or $8,294,000 to $350,635,000 at December 31, 2006. Much of the increase in earning assets resulted from growth in the portfolio of loans held for investment which totaled $7,719,000 for 2007. Deposit growth for 2007 totaled $9,037,000 or 3.12%; which was sufficient to meet loan funding needs for the year. The Company continues to utilize its assets well with 90.67% of year-end assets consisting of earning assets.
Investment Securities
Average balances in investment securities increased 5.82% in 2007 to $31,146,000. This increase was in fully taxable segment of the investment portfolio. At year end, 8.90% of earning assets of the Company were held as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 5.92% for 2007, up from 5.03% in 2006. Average yields on the investment portfolio now exceed peer group averages primarily due to a lengthening of asset maturities within the bond portfolio of the Bank and additional investments in dividend yielding investments held by the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The composition of securities at December 31 was:

(Dollars in thousands)	2007	2006	2005
Available for Sale:[1]
U.S. Treasury and Agency	$16,459	$18,945	$15,820
Municipal	250	369	365
Mortgage-backed[2]	5,411	2,506	3,510
Corporate bonds	2,426	2,437	2,354
Marketable equity securities	5,668	6,508	6,458

Total	30,214	30,765	28,507
Held to Maturity:
U.S. Treasury and Agency	109	110	110
Corporate bonds

Total	109	110	110
Other Equity Investments	6,291	6,498	6,304

Total Securities	$36,614	$37,373	$34,921

[1]	At estimated fair value.

[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
Maturities and weighted average yields of debt securities at December 31, 2007 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

			Years to Maturity
	Less		One to		Over
(Dollars in thousands)	than one		Five		Five
	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Debt Securities Available for Sale:
U.S. Treasury, Agency	$3,315	4.73%	$11,092	5.27%	$2,052	6.00%	$16,459	5.25%
Municipal	125	4.42%	125	4.95%		%	250	4.68%
Mortgage-backed	1,201	4.34%		%	4,210	5.45%	5,411	5.10%
Corporate bonds	1,957	3.81%		%	469	10.21%	2,426	5.09%

Total	$6,598	4.38%	$11,217	5.27%	$6,731	5.95%	$24,546	5.20%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$109	2.91%					109	2.91%

Total	$109	2.91%					$109	2.91%

Analysis of Loan Portfolio
The Company’s portfolio of loans held for investment totaled $317,180,000 at December 31, 2007 compared with $309,461,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, decreased 2.10% during 2007 to $101,749,000. Real estate mortgages increased $2,190,000 (1.55%). Growth has included a variety of loan and collateral types including residential real estate, real development and commercial real estate loans to finance warehouse and storefront properties. During 2007, the Bank also added to its business development lending staff with the addition of an experienced commercial lender that was hired from another local bank that had recently

Management’s Discussion and Analysis of Financial Condition and Results of Operations
been merged into a larger institution. This officer has a loyal customer following and management anticipates that these customers will continue to convert over to the Bank over the next several years as borrowing needs arise.
Construction loans increased $4,632,000 or 9.93%, this increase is indicative of the relatively strong local real estate development market. The growth in construction loans within our portfolio was broadly diversified with loans to a variety of developers, including large multi-unit single family developments, single lot spec homes; and multifamily properties in various locations throughout our market area. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.
Consumer installment loans increased $2,782,000. This category includes personal loans, auto loans and other loans to individuals. While this category continues to suffer from strong competition by other providers of automobile financing, growth was achieved due to increases in home equity lines of credit and amortizing second mortgages. Throughout most of the year, the Bank offered special financing terms that included covering borrower closing costs or discounts on the initial interest rate for a period of time. Credit card balances increased $91,000 to $1,800,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate — mortgage	$141,836	$137,595	$133,826	$147,281	$123,539
Real estate — construction	51,301	46,669	33,540	17,365	15,329
Consumer installment	18,772	15,990	16,435	20,006	19,630
Commercial	86,048	89,347	73,896	43,973	40,149
Agricultural	15,701	14,587	14,759	15,110	10,512
Multi-family residential	1,412	3,462	3,261	3,703	477
Credit cards	1,800	1,709	1,616	1,478	1,463
Other	310	102	65	56	132

Total Loans	$317,180	$309,461	$277,398	$248,972	$211,231

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2007:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and agricultural loans	$64,766	$83,176	$3,960	$151,902
Real Estate — mortgage	7,784	67,503	16,511	91,798
Real Estate — construction	35,636	15,607	58	51,301
Consumer — installment/other	9,149	10,581	2,449	22,179

Total	$117,335	$176,867	$22,978	$317,180

Loans with predetermined rates	$11,660	$19,572	$19,208	$50,440
Loans with variable or adjustable rates	105,675	157,295	3,770	266,740

Total	$117,335	$176,867	$22,978	$317,180

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Since 1992, fixed rate real estate loans have been funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for three, five or ten year periods at a fixed rate or as a revolving line of credit.
Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 50% of the loans are secured by automobiles and trucks.
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
During recent years, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property. Approximately 80% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.
The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, churches, assisted living facilities and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2007, there are no industry categories of loans that exceed 10% of total loans.
Nonaccrual and Past Due Loans
The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

			December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccruing loans	1,758	none	$63	$864	none
Loans past due 90 days or more	$2,585	$2,187	$632	$1,379	$1,614

Total	$4,343	$2,187	$695	$2,243	$1,614
Percentage of total loans	1.37%	.71%	.25%	.90%	.76%
Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2007, 2006, and 2005, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended. At year end 2007, nonaccrual loans include

Management’s Discussion and Analysis of Financial Condition and Results of Operations
three loan relationships, two of which are secured by real estate. Both of these loan relationships are in the process of collection. Management expects these loans will be paid off during the second quarter of 2008, with little or no loss.
Potential Problem Loans
Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2007, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.
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
The allowance for loan losses of $1,703,000 at December 31, 2007 is equal to.54 % of total loans held for investment. This compares to an allowance of $1,791,000 (.58%) at December 31, 2006. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loan losses, net of recoveries, totaled $359,000 in 2007 which is equivalent to .11% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .08% which is less than fifty percent of the loss rate of its peer group.
A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$1,791	$1,673	$1,511	$1,484	$1,477
Provision charged to expenses	270	240	360	240	226
Loan losses:
Commercial	331	19	128	123	76
Installment	119	143	135	166	219
Real estate				7

Total loan losses	450	162	263	296	295

Recoveries:
Commercial	9	4	19	16	11
Installment	83	36	46	67	65
Real estate

Total recoveries	92	40	65	83	76

Net loan losses	358	122	198	213	219

Balance at end of period	$1,703	$1,791	$1,673	$1,511	$1,484

Allowance for loan losses as a percentage of loans	.54%	58%	.60%	.61%	.70%

Net loan losses to loans outstanding	.11%	.04%	.07%	.09%	.10%
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
The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.
(Dollars in thousands)

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$900	32%	$666	34%	$648	32%	$506	33%	$475	26%
Real estate	300	61%	300	61%	300	61%	280	59%	297	64%
Installment	428	7%	750	5%	650	7%	650	8%	638	10%
Unallocated	75	%	75		75		75		74

Total	$1,703	100%	$1,791	100%	$1,673	100%	$1,511	100%	$1,484	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits and Borrowings
The Bank recognized an increase in year-end deposits in 2007 of 3.12%. Rates of interest increased throughout 2007. During 2007, the Bank advertised several certificate of deposit specials, ranging in term from six months to thirty-three months, designed to attract and retain deposits to fund loan growth and also to attract deposits in new markets. Also in 2007, the Bank began offering a tiered rate money market account to compete with other similar accounts within its market area.
The Bank has traditionally avoided brokered and large deposits believing that they were unstable and, thus not desirable. This has proven to be a good strategy as the local deposit base is very stable and small increases in rates above the competition have usually resulted in deposit gains in past years. The Bank has, on occasion, accepted certificates of deposit from other financial institutions at below market rates of interest. These funds have been used to meet loan demand or in some cases reinvested in certificates of deposit at other institutions which were offering above market rates. Certificates of deposit over $100,000 totaled $44,512,000 at December 31, 2007. The maturity distribution of these certificates is as follows:

(Dollars in thousands)	2007	2006

Less than 3 months	$17,376	$10,693
3 to 12 months	13,757	20,509
1 year to 5 years	13,379	14,193

Total	$44,512	$45,395

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) daily rate credit and long-term debt obtained through the FHLB. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.
Borrowings from the Federal Home Loan Bank are used to support the Bank’s mortgage lending program and allow the Bank to offer longer-term mortgages. The Bank borrowed $10,000,000 in 2007 and $15,000,000 in 2006. Quarterly installment payments on FHLB debt totaled $9,071,000 for the year. These loans carry an average rate of 4.40% at December 31, 2007.
Stockholder’s Equity
Total stockholders’ equity increased $1,060,000 or 2.78% in 2007. Earnings retained from operations were the primary source of the increase. As of December 31, 2007, book value per share was $16.71 compared to $16.05 as of December 31, 2006. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.
Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2007, the Company had Tier I capital of 12.65% of risk weighted assets and combined Tier I and II capital of 13.25% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2007, the Company reported a leverage ratio of 9.34%. The Bank’s leverage ratio was also substantially above the minimum.
Market Risk Management
Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin decreased 23 BP in 2007 and increased 16 BP in 2006. Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. By early February 2008 the short term Federal Funds rate had be reduced by 2.25%, including an “emergency” rate cut of .75% which occurred in January 2008.
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
Liquidity as of December 31, 2007 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.
The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2007. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of (6.05%) of total earning assets, compared to (12.66%) in 2006. Approximately 36% of rate sensitive assets and 51% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $15,717,000 during the year, while total earning assets increased $8,294,000. Proceeds of maturing investment securities were reinvested in assets with final maturities of three to five years due to the improved yields available. Growth in the loan portfolio was concentrated in real estate loans which typically have an initial rate adjustment period of three to five years. Short term liabilities decreased $6,413,000, while total interest bearing liabilities increased only $3,135,000. This shortening of the liability portfolio is concentrated in the maturity distribution of certificates of deposit. Due to the relatively flat yield curve and the expectation of declining interest rates by the end of 2007, management chose to offer premium rates on certificate of deposit specials that are relatively short in duration (six to thirteen months). This resulted in the improvement in the negative GAP position in the one year time period, management believes that this allows better positioning which will allow greater flexibility in dealing with future rate decreases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following GAP analysis shows the time frames as of December 31, 2007, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5		Not
(Dollars in thousands)	Days	Days	Years	Years	Classified		Total
Rate Sensitive Assets:
Loans held for investment	$86,050	$31,285	$176,867	$22,978	$		$317,180
Investments securities	4,385	2,699	11,326	5,776		6,137	30,323
Interest bearing bank deposits	1,746	1,089	297				3,132

Total	92,181	35,073	188,490	28,754		6,137	350,635

Rate Sensitive Liabilities:
Interest bearing demand deposits		20,236	30,315	5,039			55,590
Savings		5,643	16,928	5,643			28,214
Certificates of deposit $100,000 and over	17,477	13,657	13,378				44,512
Other certificates of deposit	35,718	42,457	42,315				120,490

Total Deposits	53,195	81,993	102,936	10,682			248,806
Short-term debt	9,811						9,811
Long-term debt	893	2,570	21,537	4,714			29,714

Total	63,899	84,563	124,473	15,396			288,331

Discrete Gap	28,282	(49,490)	64,017	13,358		6,137	62,304
Cumulative Gap	28,282	(21,208)	42,809	56,167		62,304
As a % of Earning Assets	8.07%	(6.05)%	12.21%	16.02%		17.77%

•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008.
In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter.
EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual

Management’s Discussion and Analysis of Financial Condition and Results of Operations
deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The adoption of EITF 06-04 will result in an adjustment to retained earnings and the creation of a liability of approximately $205,000.
In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.
In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The adoption of EITF 06-10 will result in an adjustment to retained earnings and the creation of a liability of approximately $223,000.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008.
In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarterly Results
The table below lists the Company’s quarterly performance for the years ended December 31, 2007 and 2006:

	2007
Dollars in thousands	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,208	$6,288	$6,176	$5,963	$24,635
Interest Expense	2,753	2,820	2,781	2,689	11,043

Net Interest Income	3,455	3,468	3,395	3,274	13,592
Provision for Loan Losses	90	60	60	60	270

Net Interest Income after Provision For Loan Losses	3,365	3,408	3,335	3,214	13,322

Non-Interest Income	765	891	895	765	3,316
Non-Interest Expense	2,695	2,706	2,596	2,535	10,532

Income before taxes	1,435	1,593	1,634	1,444	6,106
Income Tax Expense	333	468	497	355	1,653

Net Income	$1,102	$1,125	$1,137	$1,089	$4,453

Net Income Per Share	$.47	$.48	$.48	$.46	$1.89

	2006
	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,079	$5,793	$5,519	$5,135	$22,526
Interest Expense	2,646	2,414	2,166	1,865	9,091

Net Interest Income	3,433	3,379	3,353	3,270	13,435
Provision for Loan Losses	60	60	60	60	240

Net Interest Income after Provision For Loan Losses	3,373	3,319	3,293	3,210	13,195

Non-Interest Income	852	805	713	576	2,946
Non-Interest Expense	2,587	2,479	2,387	2,234	9,687

Income before taxes	1,638	1,645	1,619	1,552	6,454
Income Tax Expense	492	482	484	467	1,925

Net Income	$1,146	$1,163	$1,135	$1,085	$4,529

Net Income Per Share	$.49	$.49	$.47	$.45	$1.90

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

Cash and due from banks (notes 3 and 13)	$8,705,518	$6,247,023
Interest bearing deposits (note 13)	3,131,865	2,004,782
Securities -
Held to maturity — fair value of $110,000 in 2007 and in 2006 (note 4)	108,656	110,000
Available for sale (note 4)	30,213,677	30,765,145
Other investments (note 4)	6,291,348	6,498,089
Loans held for investment (notes 5 and 13)	317,179,613	309,461,302
Less allowance for loan losses (note 6)	(1,702,501)	(1,791,248)

Net Loans Held for Investment	315,477,112	307,670,054

Bank premises and equipment, net (note 7)	7,221,493	7,709,600
Interest receivable	1,931,976	1,876,649
Core deposit intangible (note 20)	873,816	1,149,758
Goodwill (note 20)	2,638,677	2,638,677
Bank owned life insurance (note 21)	6,005,311	5,958,372
Other assets	4,127,726	3,295,781

Total Assets	$386,727,175	$375,923,930

LIABILITIES

Deposits:
Noninterest bearing	$49,754,614	$45,290,649
Interest bearing:
Demand	25,195,705	26,567,690
Money market accounts	30,393,490	21,303,401
Savings	28,213,641	32,350,856
Time deposits over $100,000 (note 8)	44,512,039	45,394,958
All other time deposits (note 8)	120,490,173	118,614,876

Total Deposits	298,559,662	289,522,430

Short-term debt (note 9)	12,743,051	11,716,929
Accrued liabilities	6,545,495	7,332,475
Long-term debt (note 10)	29,714,286	29,247,252

Total Liabilities	347,562,494	337,819,086

STOCKHOLDERS’ EQUITY (NOTE 19)

Common stock $5 par value, 6,000,000 and 3,000,000 shares authorized, 2,343,890 and 2,374,193 shares issued and outstanding, for 2007 and 2006, respectively	11,719,450	11,870,965
Capital surplus
Retained earnings (note 17)	28,409,273	26,794,238
Accumulated other comprehensive income (loss)	(964,042)	(560,359)

Total Stockholders’ Equity	39,164,681	38,104,844

Total Liabilities and Stockholders’ Equity	$386,727,175	$375,923,930

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans held for investment	$22,560,401	$20,956,638	$17,662,593
Interest on loans held for sale	21,794	9,230	870,007
Interest on deposits and federal funds sold	319,048	184,482	176,239
Interest on debt securities	1,231,825	922,996	707,863
Dividends on equity securities	502,080	452,453	460,812

Total Interest and Dividend Income	24,635,148	22,525,799	19,877,514

INTEREST EXPENSE:
Interest on demand deposits	1,171,782	581,331	230,320
Interest on savings deposits	331,218	445,925	520,298
Interest on time deposits over $100,000	2,304,597	1,897,235	1,022,153
Interest on all other time deposits	5,513,883	4,331,909	3,032,431

Total interest on deposits	9,321,480	7,256,400	4,805,202
Interest on short-term debt	501,932	783,820	1,030,865
Interest on long-term debt	1,219,489	1,050,761	1,161,860

Total Interest Expense	11,042,901	9,090,981	6,997,927

NET INTEREST INCOME	13,592,247	13,434,818	12,879,587

PROVISION FOR LOAN LOSSES (note 6)	270,000	240,000	360,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,322,247	13,194,818	12,519,587

NONINTEREST INCOME:
Service charges on deposit accounts	1,209,972	1,196,688	1,044,244
Insurance and other commissions	368,990	311,234	288,089
Other operating income	1,342,851	971,293	1,059,625
Income on bank owned life insurance	293,271	274,548	250,998
Net gain on security transactions (note 4)	101,185	192,672	71,044

Total Noninterest Income	3,316,269	2,946,435	2,714,000

NONINTEREST EXPENSES:
Salaries	4,737,325	4,272,028	3,565,776
Employee benefits (note 12)	1,524,208	1,455,836	1,249,559
Occupancy expense	598,598	517,008	427,353
Equipment expense	615,083	555,342	455,436
Amortization of intangibles (notes 2 and 20)	275,942	275,942	275,942
Other operating expenses	2,781,150	2,610,684	2,632,911

Total Noninterest Expenses	10,532,306	9,686,840	8,606,977

Income before Income Taxes	6,106,210	6,454,413	6,626,610

INCOME TAX EXPENSE (note 11)	1,653,124	1,925,073	1,846,257

NET INCOME	$4,453,086	$4,529,340	$4,780,353

PER SHARE DATA NET INCOME	$1.89	$1.90	$1.99

CASH DIVIDENDS	$.86	$.82	$.78

AVERAGE COMMON SHARES OUTSTANDING	2,359,540	2,386,257	2,407,989

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

BALANCE — December 31, 2004	12,057,705	$128,376	$22,273,119	$(199,252)	$34,259,948

Comprehensive Income:
Net income			4,780,353		4,780,353
Net change in other comprehensive income (note 2)				(379,710)	(379,710)

Total comprehensive Income					4,400,643

Tax benefit of ESOP dividends		27,977			27,977
Dividends on common stock			(1,878,100)		(1,878,100)
Stock sold to ESOP (2,900 shares)	14,500	58,000			72,500
Stock repurchased (12,404 shares)	(62,020)	(214,353)	(39,641)		(316,014)

BALANCE — December 31, 2005, as previously reported	12,010,185		25,135,731	(578,962)	36,566,954
Cumulative effect of initial adoption of SAB 108 (Note 2)			(296,881)		(296,881)

BALANCE — December 31, 2005, restated	12,010,185		24,838,850	(578,962)	36,270,073

Comprehensive Income:
Net income			4,529,340		4,529,340
Net change in other comprehensive income (note 2)				18,603	18,603

Total comprehensive Income					4,547,943

Tax benefit of ESOP dividends		30,054			30,054
Dividends on common stock			(1,953,130)		(1,953,130)
Stock sold to ESOP (10,000 shares)	50,000	225,500			275,500
Stock repurchased (37,844 shares)	(189,220)	(255,554)	(620,822)		(1,065,596)

BALANCE — December 31, 2006	11,870,965		26,794,238	(560,359)	38,104,844

Comprehensive Income:
Net income			4,453,086		4,453,086
Net change in other comprehensive income (note 2)				(403,683)	(403,683)

Total comprehensive Income					4,049,403

Dividends on common stock			(2,030,564)		(2,030,564)
Stock issued (294 shares)	1,470		8,082		9,552
Stock repurchased (30,597 shares)	(152,985)		(815,569)		(968,554)

BALANCE — December 31, 2007	11,719,450	$	$28,409,273	$(964,042)	$39,164,681

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,453,086	$4,529,340	$4,780,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(101,185)	(192,672)	(71,044)
Depreciation	697,659	605,436	495,052
Accretion of securities	(111,489)	20,087	138,895
Net decrease (increase) in loans held for sale		3,528,233	43,621,733
Provision for loan losses	270,000	240,000	360,000
Provision for deferred taxes	(346,191)	(7,619)	(139,409)
(Increase) decrease in interest receivable	(55,326)	(509,769)	(136,052)
(Increase) decrease in other assets	(831,946)	(435,415)	21,281
Increase in accrued expenses	231,484	940,950	99,592
Amortization of limited partnership investments	722,041	381,532	321,109
Amortization of intangibles	275,942	275,942	275,942
Gain on sale of property and equipment	(68,904)
Income from life insurance investment	(293,271)	(274,548)	(250,998)

Net Cash Provided by (Used in)Operating Activities	4,841,900	9,101,497	49,516,454

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing bank deposits	(1,127,083)	223,485	7,002,435
Net (increase) decrease in federal funds sold		2,487,000	(1,470,000)
Purchase of securities held to maturity	(108,166)
Proceeds from maturities of securities held to maturity	110,000
Proceeds from maturities of securities available for sale	22,499,667	3,185,832	2,747,598
Proceeds from sales of securities available for sale	2,172,552	14,993,465	14,335,748
Purchases of securities available for sale	(25,514,141)	(19,855,479)	(14,149,802)
Net increase in loans held for investment	(8,077,058)	(32,184,826)	(28,623,870)
Purchase of life insurance		(350,000)
Purchase of property and equipment	(140,648)	(2,558,460)	(874,929)\
Proceeds from life insurance policy	246,332
Construction in progress payments			(552,216)

Net Cash Used in Investing Activities	(9,938,545)	(34,058,983)	(21,585,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in federal funds purchased	370,000	2,562,000
Net change in demand and savings deposits	8,044,854	(3,638,180)	2,149,716
Net increase in time deposits	992,378	25,850,833	18,654,839
Net change in short-term debt	656,122	(5,190,551)	(43,016,139)
Dividends paid in cash	(2,016,246)	(1,932,696)	(1,856,814)
Proceeds from long-term debt	10,000,000	15,000,000	5,000,000
Payments to repurchase common stock	(968,554)	(1,065,596)	(316,014)
Proceeds from issuance of common stock	9,552	275,500	72,500
Repayments of long-term debt	(9,532,966)	(8,560,990)	(8,653,275)

Net Cash Provided by Financing Activities	7,555,140	23,300,320	(27,965,187)

Net Increase (Decrease) in Cash and Cash Equivalents	2,458,495	(1,657,166)	(33,769)

Cash and Cash Equivalents, Beginning of Year	6,247,023	7,904,189	7,937,958

Cash and Cash Equivalents, End of Year	$8,705,518	$6,247,023	$7,904,189

Supplemental Disclosure:
Cash paid for:
Interest expense	$10,801,426	$8,808,949	$6,804,334
Income taxes	1,155,000	1,500,000	1,270,000
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

Buildings and Improvements	10-40years
Furniture and Fixtures	5-20years
Maintenance, repairs, and minor improvements are charged to operations as incurred. Gains and losses on dispositions are reflected in other income or expense.
Intangible Assets
Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $874,000 and $1,150,000 at December 31, 2007 and 2006, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
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
Goodwill totaled $2,639,000 at December 31, 2007 and 2006. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2007, 2006 or 2005. Application of the non-amortization provisions of the Statement resulted in additional pre-tax net income of approximately $181,000 for the years ended December 31, 2007, 2006 and 2005.

Notes to the Consolidated Financial Statements
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not require correction. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108 and determined that an existing financial statement misstatement that had in the past been immaterial under the income statement method was now material under the balance sheet method. This misstatement relates to the income tax treatment of the amortization of goodwill related to branch purchases. As a result of the initial application of SAB 108, 2006 beginning retained earning was charged $296,881, the cumulative effect of the adoption of this standard. Had this standard been in effect during 2005 income tax expense would have been $61,424 more in both years and net income would have been $61,424 less in both years.
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
Advertising Costs
The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2007, 2006, and 2005 were $244,930, $245,175 and $232,369, respectively.
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

Notes to the Consolidated Financial Statements
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
Changes in:	2007		2006	2005

Adjustment for initial adoption of SFAS 158	$		$(972,546)	$
Funded Status		531,150
Tax effect		(180,591)	330,666

Pension plan adjustment, net of tax		350,559	(641,880)

Unrealized holding gains (losses) on available-for-sale securities		(1,041,606)	1,178,068		(485,937)
Reclassification adjustment for (gains) losses realized in income		(101,185)	(192,672)		(71,044)

Net unrealized gains (losses)		(1,142,791)	985,396		(556,981)
Tax effect		388,549	(324,913)		177,271

Unrealized holding gain (losses), net of tax		(754,242)	660,483		(379,710)

Net change in other comprehensive income		$(403,683)	$18,603		$(379,710)

Earnings Per Share
Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2007.
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

Notes to the Consolidated Financial Statements
NOTE 3 CASH AND DUE FROM BANKS:
The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2007 and 2006.
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007
U. S. Treasuries	$108,656	$	$	$108,656

December 31, 2006
U. S. Treasuries	$110,000	$	$	$110,000

The amortized cost and fair value of securities available for sale are as follows:

December 31, 2007
Government sponsored enterprises	$16,282,790	$175,751	$		$16,458,541
Mortgage-backed obligations of federal agencies	5,402,217	26,227		17,486	5,410,958
Marketable equities	6,619,988	363,337		1,315,135	5,668,190
Municipals	250,000			313	249,687
Corporate bonds	2,617,114			190,813	2,426,301

Total Securities Available for Sale	$31,172,109	$565,315		$1,523,747	$30,213,677

December 31, 2006
Government sponsored enterprises	$18,902,335	$82,470		$39,846	$18,944,959
Mortgage-backed obligations of federal agencies	2,580,057			74,114	2,505,943
Marketable equities	6,275,911	478,144		246,332	6,507,723
Municipals	375,000			5,680	369,320
Corporate bonds	2,500,000			62,800	2,437,200

Total Securities Available for Sale	$30,633,303	$560,614		$428,772	$30,765,145

The amortized cost and fair value of securities at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$108,656	$108,656	$6,645,310	$6,597,585
Due after one year through five years			11,095,915	11,216,723
Due after five years			6,810,896	6,731,179

	108,656	108,656	24,552,121	24,545,487

Marketable equities			6,619,988	5,668,190

Total	$108,656	$108,656	$31,172,109	$30,213,677

Notes to the Consolidated Financial Statements
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
There were no sales of debt securities during 2007, 2006, or 2005. Following is a table reflecting gains and losses on the sale of equity securities:

	2007	2006	2005

Gains	$343,944	$257,172	$375,247
Losses	242,759	64,500	304,203

Net Gains	$101,185	$192,672	$71,044

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $20,975,000 at December 31, 2007 and $20,575,000 at December 31, 2006.
Other investments consist of investments in eleven low-income housing and historic equity partnerships (carrying basis of $3,614,000) and stock in the Federal Home Loan Bank, and various other investments (carrying basis of $2,677,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2007. At December 31, 2007, the Company was committed to invest an additional $2,498,896 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.
The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates, variable rate bonds and equity securities. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2007, 2006, and 2005, the Company wrote down several equity investments because of price deterioration that was not expected to improve in the near term. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions. There are approximately 40 holdings in the current portfolio that have losses. These losses relate to market conditions and the timing of purchases.
A summary of these losses is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2007
Municipals	$	$	$249,000	$(1,000)	$249,000	$(1,000)
Mortgage backed obligations			1,687,000	(17,000)	1,687,000	(17,000)
Marketable equities	2,049,000	(782,000)	4,175,000	(724,000)	6,224,000	(1,506,000)

Total	$2,049,000	$(782,000)	$6,111,000	$(742,000)	$8,160,000	$(1,524,000)

2006
Government sponsored enterprises	$3,969,000	$(24,000)	$14,976,000	$(16,000)	$18,945,000	$(40,000)
Municipals			369,000	(6,000)	369,000	(6,000)
Mortgage backed obligations			2,506,000	(74,000)	2,506,000	(74,000)
Marketable equities	542,000	(29,000)	4,342,000	(280,000)	4,884,000	(309,000)

Total	$4,511,000	$(53,000)	$22,193,000	$(376,000)	$26,704,000	$(429,000)

Notes to the Consolidated Financial Statements
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.
The Company recognized an impairment of $171,000 and $40,000 in the carrying basis of its equity holdings in 2007 and 2006, respectively. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under SFAS 115.
NOTE 5 LOANS:
Loans held for investment as of December 31:

	2007	2006
Real Estate
Construction	$51,300,779	$46,669,495
Mortgage	143,248,260	141,057,875
Commercial and agricultural	101,749,009	103,932,624
Installment	18,771,600	15,989,949
Credit cards	1,799,630	1,709,268
Other	310,335	102,091

Total	$317,179,613	$309,461,302

At December 31, 2007 and 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), totaled $2,748,000 and $3,901,000, respectively. All of these loans had a valuation allowance. The valuation allowance related to impaired loans on December 31, 2007 and 2006 is $682,000 and $475,000, respectively. For the years of 2007, 2006 and 2005, the average balances of impaired loans were $3,408,000, $3,552,000, and $3,917,000, respectively. The amount of interest income recorded by the Company during 2007, 2006 and 2005 on impaired loans was $247,000, $254,000, and $256,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2007 or December 31, 2006.
The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $143,662,000 and $177,023,000 as of December 31, 2007 and 2006, respectively. Prior to 2004, the Company pledged specific residential real estate loans to secure its borrowings from the FHLB. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.
Loans held for sale consists of the Bank’s commitment to purchase up to $45,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 56 days, with an average of 15 days during 2006 and 2007.

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
Due to the slow down in the real estate markets there was very little activity related to this commitment during 2007. For the year there was only one advance made on this commitment totaling $10,000,000, funds were outstanding on this advance for a period of only 20 days.
Loans held for sale as of December 31:

	2007	2006

Real Estate	$None	None
NOTE 6 ALLOWANCE FOR LOAN LOSSES:
A summary of changes in the allowance for loan losses is shown in the following schedule:

	2007	2006	2005

Balance, beginning of year	$1,791,248	$1,672,936	$1,510,860
Provision charged to operating expenses	270,000	240,000	360,000
Loan recoveries	91,620	39,998	65,204
Loans charged off	(450,367)	(161,686)	(263,128)

Balance, end of year	$1,702,501	$1,791,248	$1,672,936

Percentage of loans held for investment	.54%	.58%	.60%
NOTE 7 BANK PREMISES AND EQUIPMENT
Bank premises and equipment as of December 31 are summarized as follows:

	2007	2006

Land	$1,063,320	$1,158,038
Buildings and improvements	6,799,982	6,960,451
Furniture and equipment	4,563,762	4,528,774

	12,427,064	12,647,263
Less — accumulated depreciation	(5,205,571)	(4,937,663)

Net	$7,221,493	$7,709,600

Provisions for depreciation of $697,659 in 2007, $605,436 in 2006, and $495,052 in 2005 were charged to operations.

Notes to the Consolidated Financial Statements
NOTE 8 TIME DEPOSITS (CONTINUED):
At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$108,420,036
2009	42,454,797
2010	9,907,107
2011	1,506,615
Thereafter	2,713,657

Total	$165,002,212

NOTE 9 SHORT-TERM DEBT:
Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate
2007
Federal funds purchased	$2,932,000	$2,932,000	$494,066	5.26%	4.36%
FHLB daily rate credit	7,500,000		626,027	5.58%	4.40%
Securities sold under agreements to repurchase	10,957,095	9,811,051	9,920,289	4.40%	3.83%

Totals		$12,743,051	$11,040,382	4.51%	3.95%

2006
Federal funds purchased	$2,562,000	$2,562,000	$985,529	5.59%	6.34%
Notes payable	304,333		36,969	5.19%
FHLB daily rate credit	15,500,000		5,776,712	5.23%	4.98%
Securities sold under agreements to repurchase	10,685,742	9,154,929	9,662,850	4.42%	4.70%

Totals		$11,716,929	$16,462,060	4.77%	4.90%

2005
Federal funds purchased	$9,857,990	$	$821,192	3.93%	n/a
Notes payable	184,830		31,929	6.51%	n/a
FHLB daily rate credit	43,500,000	4,500,000	22,342,466	3.55%	4.46%
Securities sold under agreements To repurchase	10,026,892	9,845,480	7,523,384	2.74%	3.99%

Totals		$14,345,480	$30,718,971	3.26%	4.14%

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
As of December 31, 2007, the Company had lines of credit with correspondent banks totaling $17,000,000, which may be used in the management of short-term liquidity.

Notes to Consolidated Financial Statements
NOTE 10 LONG-TERM DEBT:
New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $10,000,000 in 2007, $15,000,000 in 2006 and $5,000,000 in 2005. The interest rates on the notes payable are fixed at the time of the advance and range from 3.91% to 5.33%; the weighted average interest rate was 4.40% and 4.56% at December 31, 2007 and 2006, respectively. The balance of these obligations at December 31, 2007 was $29,714,286. The long-term debt is secured by qualifying mortgage loans owned by the Company.
The Company borrowed $3,000,000 of long-term debt in September 2002 from SunTrust Bank. Of this amount, $2,000,000 was used as contributed capital to the Bank, $900,000 was used to payoff a loan from the Bank for securities purchases and the balance was used for working capital needs. The outstanding balance at December 31, 2007 was $0. The interest rate was a floating rate of LIBOR plus 1.10%, adjustable monthly. Repayments of long-term debt are due either quarterly or semi-annually and interest is due monthly. Interest expense of $1,219,489, $1,050,760, and $1,161,860 was incurred on these debts in 2007, 2006, and 2005, respectively. The maturities of long-term debt as of December 31, 2007 are as follows:

2008	$3,464,286
2009	17,785,714
2010	1,428,571
2011	1,428,571
2012	892,857
Thereafter	4,714,287

Total	$29,714,286

NOTE 11 INCOME TAX EXPENSE:
The components of the income tax expense are as follows:

	2007	2006	2005
Current expense
Federal	$1,999,315	$1,932,692	$1,985,666
Deferred benefit
Federal	(61,390)	(7,619)	(139,409)
State	(284,801)

Total Income Tax Expense	$1,653,124	$1,925,073	$1,846,257

Amounts in above arising from gains (losses) on security transactions	$21,232	$54,739	$41,367

The deferred tax effects of temporary differences are as follows:

	2007	2006	2005

LIH Partnership Losses	$(95,210)	$(17,589)	$26,653
Securities impairment	(27,724)	49,405	(5,817)
Local & Historic State Credits Recognized	(284,801)
Provision for loan losses	30,108	(40,226)	(55,106)
Non-qualified deferred compensation	(10,268)	(25,666)	(18,043)
Depreciation	(44,906)	(62,246)	(27,320)
Core deposit intangible amortization	(33,113)	(33,113)	(33,113)
Pension expense	57,509	61,340	(29,968)
Goodwill tax amortization	61,424	61,424
Other	790	(948)	3,305

Deferred Income Tax Expense (Benefit)	$(346,191)	$(7,619)	$(139,409)

Notes to Consolidated Financial Statements
NOTE 11 INCOME TAX EXPENSE (CONTINUED):
The components of the deferred taxes as of December 31 are as follows:

	2007	2006
Deferred Tax Assets:
Allowance for loan losses	$424,603	$454,711
Split dollar life insurance	8,960	10,127
Nonqualified deferred compensation	362,585	351,150
Securities impairment	83,292	55,567
Core deposit amortization	198,679	165,566
State historic tax credits	322,179	54,055
Securities available for sale	363,779	14,678
Other	1,812	2,602

Total Assets	$1,765,889	$1,108,456

Deferred Tax Liabilities:
Unearned low income housing credits	$766,677	$737,049
Depreciation	130,089	174,995
Pension	306,899	249,390
Goodwill tax amortization	419,729	358,305
Other	68,817	127,549

Total Liabilities	1,692,211	1,647,288

Deferred Tax Asset (Liability)	$73,678	$(538,832)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2007	2006	2005

Tax expense at federal statutory rates	$2,076,111	$2,194,500	$2,253,047
Increases (decreases) in taxes resulting from:
State income taxes, net	(55,130)	4,160	(59,430)
Partially exempt income	(135,259)	(107,325)	(82,519)
Tax-exempt income	(159,916)	(131,115)	(155,108)
Goodwill amortization			(61,424)
Prior year LIH credits	(51,735)
Other	(20,947)	(35,147)	(48,309)

Total Income Tax Expense	$1,653,124	$1,925,073	$1,846,257

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

Notes to Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2007, 2006 and 2005:

	2007	2006	2005

Change in Benefit Obligation:
Benefit obligation, beginning	$3,975,983	$3,652,332		$2,986,756
Service cost	316,786	303,244		246,932
Interest cost	237,892	209,622		178,801
Actuarial gain (loss)	(333,377)	(34,421)		253,511
Benefits paid	(86,096)	(154,794)		(13,668)

Benefit obligation, ending	$4,111,188	$3,975,983		$3,652,332

Change in Plan Assets:
Fair value of plan assets, beginning	3,236,937	2,955,622		2,337,755
Actual return on plan assets	421,594	243,321		320,373
Employer contribution	500,000	192,788		311,162
Benefits paid	(86,096)	(154,794)		(13,668)

Fair value of plan assets, ending	$4,072,435	$3,236,937		$2,955,622

Funded status at the end of the year	$(38,753)	$(739,046)		$(696,710)

Amount recognized in the Balance Sheet:
Accrued prepaid benefit cost	$402,643	$233,500		$360,300
Unfunded pension benefit obligation under SFAS 158	(441,396)	(972,546)

Amount recognized in other liabilities	$(38,753)	$(739,046)		$360,300

Amount recognized in accumulated other comprehensive income:
Net Gain/(Loss)	$(599,706)	$(1,126,001)	$
Prior service cost	158,310	163,610
Net obligation at transition		(10,155)

Amount recognized	(441,396)	(972,546)
Deferred Taxes	150,075	330,666

Amount recognized in accumulated comprehensive income	$(291,321)	$(641,880)	$

(Accrued) Prepaid benefit detail:
Benefit obligation	$(4,111,188)	$(3,975,983)		$(3,652,332)
Fair value of assets	4,072,435	3,236,937		2,955,622
Unrecognized net actuarial loss	599,706	1,126,001		1,205,607
Unrecognized transition obligation		10,155		20,313
Unrecognized prior service cost	(158,310)	(163,610)		(168,910)

Prepaid (accrued) benefits	$402,643	$233,500		$360,300

Components of net periodic benefit cost:
Service cost	$316,786	$303,244		$246,932
Interest cost	237,892	209,622		178,801
Expected return on plan assets	(274,201)	(250,659)		(198,140)
Amortization of prior service cost	(5,300)	(5,300)		(5,300)
Amortization of transition obligation	10,155	10,158		10,158
Recognized net actuarial (gain) loss	45,525	52,523		48,478

Net periodic benefit cost	$330,857	$319,588		$280,929

Notes to Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):

	2007	2006	2005

Additional disclosure information:
Accumulated benefit obligation	$2,575,783	$2,404,971	$2,287,426
Vested benefit obligation	$2,497,484	$2,275,408	$2,191,544
Discount rate used for net pension cost	6.00%	5.75%	6.00%
Discount rate used for disclosure	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Average remaining service (years)	16	17	18
Funding Policy
It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2008 contribution is $500,000 and pension cost for 2008 will be approximately $208,000.
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
Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further — solely for this purpose the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).
Asset Allocation
The following table provides the pension plan’s asset allocation as of December 31:

	2007	2006
Mutual funds — equity	60%	56%
Mutual funds — fixed income	35%	30%
Cash and equivalents	5%	14%
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

Notes to the Consolidated Financial Statements
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
Estimated Future Benefit Payments

2008	$23,830
2009	27,831
2010	66,925
2011	66,796
2012	83,546
2013-2015	749,587

$1,018,515

Employee Stock Ownership Plan (ESOP)
The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $250,000 in 2007, $260,750 in 2006, and $233,850 in 2005 to the Plan and charged this expense to operations.
401K Plan
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches fifty percent (up to six percent of the employee’s salary) of employee contributions. Vesting in the contributions made by the bank is 20% after two years of service and increases by 20% for each of the next four years of service. Contributions under the plan amounted to $108,717, $98,626 and $81,618 in 2007, 2006 and 2005, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for several of its key employee’s and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Company contributions to the plan totaled $50,000, $55,874 and $54,565 in 2006, 2005 and 2004, respectively.
NOTE 13 CONCENTRATIONS OF CREDIT:
The Company had cash deposits in other commercial banks totaling $9,075,060 and $4,679,643 at December 31, 2007 and 2006, respectively.
The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $16,496,000. Other identified loan concentration areas greater than 25% of capital include motel properties, churches and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 80% of the loan portfolio is secured by real estate.

Notes to Consolidated Financial Statements
NOTE 14 COMMITMENTS:
The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2007	2006

Commitments to loan money	$81,656,366	$63,884,669
Standby letters of credit	2,508,906	1,749,870
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
The Bank leases three of its branch offices on long term lease arrangements of either five or ten years. As of December 31, 2007, the required lease payments for the next five years are as follows:

2008	$71,760
2009	$71,760
2010	$64,260
2011	$26,640
2012	$21,600
NOTE 15	ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
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
At December 31, the information pertaining to the forward option contracts is as follows:

	2007	2006

Notional amount	$552,778	$498,600
Fair market value of contracts	$123,160	$102,022
NOTE 16 TRANSACTIONS WITH RELATED PARTIES:
During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.
Loan transactions with related parties are shown in the following schedule:

	2007	2006

Total loans, beginning of year	$5,927,559	$3,806,275
New loans	2,524,562	3,018,720
Repayments	(1,034,720)	(897,436)

Total loans, end of year	$7,417,401	$5,927,559

NOTE 17 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2008, approximately $2,211,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,516,000 in 2007, $3,019,000 in 2006 and $2,000,000 in 2005.

Notes to Consolidated Financial Statements
NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures about the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Cash	$8,706	$8,706	$6,247	$6,247
Interest bearing deposits	3,133	3,132	2,004	2,005
Federal funds sold Securities available for sale	30,214	30,214	30,765	30,765
Securities held to maturity	109	109	110	110
Other investments	6,291	6,291	6,498	6,498
Loans	302,570	317,180	285,112	309,461
Loan held for sale
Bank owned life insurance	6,005	6,005	5,958	5,958
Accrued interest receivable	1,932	1,932	1,877	1,877

Financial Liabilities
Demand Deposits:
Non-interest bearing	49,755	49,755	45,291	45,291
Interest bearing	55,589	55,589	47,871	47,871
Savings deposits	28,214	28,214	32,351	32,351
Time deposits	165,243	165,002	163,241	164,010
Accrued liabilities	6,545	6,545	7,332	7,332
Short-term debt	12,736	12,743	11,712	11,717
Long-term debt	29,714	29,714	27,264	29,247
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

Notes to Consolidated Financial Statements
NOTE 19 REGULATORY MATTERS (CONTINUED):
Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2007, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
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
The Company’s actual capital ratios are presented in the following table:

	Actual				Regulatory Requirements
	December 31,
	2007		2006		Adequately	Well
	$	%	$	%	Capitalized	Capitalized
Total risk-based ratio
Consolidated	$37,553	13.25%	$36,777	13.42%	8.00%	none
Bank only	28,511	10.25%	27,091	10.32%	8.00%	10.00%
Tier 1 risk-based ratio
Consolidated	35,850	12.65%	34,986	12.76%	4.00%	none
Bank only	26,829	9.83%	25,321	9.64%	4.00%	6.00%
Total assets leverage ratio
Consolidated	35,850	9.34%	34,986	9.48%	3.00%	none
Bank only	26,829	7.26%	25,321	7.13%	3.00%	5.00%
NOTE 20 INTANGIBLES:
Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $5,472,153 at the acquisition date. Amortization expense for the years ending December 31, 2007, 2006 and 2005 was $276,000 in each year.
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

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
Balance Sheets

	December 31,
	2007		2006
ASSETS
Cash and cash equivalents		$57,227	$634,587
Investment in subsidiaries		33,855,237	32,082,585
Securities available for sale		5,123,282	6,054,199
Limited partnership investments		3,613,515	3,835,556
Due from subsidiaries		71,970	113,450
Loans receivable		1,089,167
Other Assets		264,475	137,795

Total Assets		$44,074,873	$42,858,172

LIABILITIES

Notes payable	$		$461,538
Line of credit		1,737,000
Accrued interest payable		8,048	3,078
Other liabilities		119,206	6,961
Dividends payable		520,406	498,707
Demand obligations for low income housing investment		2,498,896	3,028,068
Deferred income taxes		26,636	754,976

Total Liabilities		4,910,192	4,753,328

STOCKHOLDERS’ EQUITY

Common stock par value $5 per share, 3,000,000 shares authorized, 2,343,890 and 2,374,193 shares issued and outstanding for 2007 and 2006, respectively		11,719,450	11,870,965
Capital surplus Retained earnings		28,409,273	26,794,238
Accumulated other comprehensive income (loss)		(964,042)	(560,359)

Total Stockholders’ Equity		39,164,681	38,104,844

Total Liabilities and Stockholders’ Equity		$44,074,873	$42,858,172

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Net Income and Retained Earnings

	Years Ended December 31,
	2007	2006	2005

INCOME

Dividends from affiliate	$2,516,000	$3,019,000	$2,000,000
Investment income	13,407	11,804	6,842
Dividend income	310,919	282,027	285,127
Interest Income	40,031
Security gains (losses)	62,446	160,996	121,669
Net limited partnership income	226,889	51,756	185,906

Total Income	3,169,692	3,525,583	2,599,544

EXPENSES

Interest expense	80,476	70,225	87,217
Administrative expenses	171,001	143,058	135,447

Total Expenses	251,477	213,283	222,664

Net income before income tax expense (benefit) and undistributed subsidiary net income	2,918,215	3,312,300	2,376,880

INCOME TAX EXPENSE (BENEFIT)	(74,560)	22,682	(19,580)

Income before undistributed subsidiary net income	2,992,775	3,289,618	2,396,460

Undistributed subsidiary net income	1,460,311	1,239,722	2,383,893

NET INCOME	4,453,086	4,529,340	4,780,353

Retained earnings, beginning of year	26,794,238	25,135,731	22,273,119
Goodwill tax amortization adjustment		(296,881)
Stock repurchase	(807,487)	(620,822)	(39,641)
Dividends on common stock	(2,030,564)	(1,953,130)	(1,878,100)

Retained Earnings, End of Year	$28,409,273	$26,794,238	$25,135,731

Notes to the Consolidated Financial Statements
NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,453,086	$4,529,340	$4,780,353
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,460,311)	(1,239,722)	(2,383,893)
Gain (Loss) on sale of securities	(62,446)	(160,996)	(121,669)
Deferred tax (benefit) expense	(389,105)	(104,808)	116,537
Decrease (increase) in interest receivable
Decrease (increase) in due from subsidiary		178,883	49,379
Increase (decrease) in due to subsidiary
Increase (decrease) in other liabilities	39,396	(190,111)	(140,998)
Net change in deferred tax credits	29,628	(51,182)	(58,000)
Amortization of tax Goodwill		296,881
Amortization of limited partnership investments	722,041	381,532	321,109
Securities amortization		4,277	17,109

Net Cash Provided by Operating Activities	3,332,289	3,644,094	2,579,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable	(1,089,167)		—
Proceeds from sales of securities available for sale	2,172,408	2,340,220	1,838,866
Purchase of securities available for sale	(2,763,932)	(2,005,072)	(2,499,763)

Net Cash Provided by (Used in) Investing Activities	(1,680,691)	335,148	(660,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt	2,826,500	499,500	750,000
Payments on long-term debt	(2,080,210)	(1,181,253)	(1,673,077)
Payments to repurchase common stock	(968,554)	(1,065,596)	(316,014)
Proceeds from issuance of common stock	9,552	275,500	72,500
Dividends paid in cash	(2,016,246)	(1,932,696)	(1,856,814)

Net Cash Used in Financing Activities	(2,228,958)	(3,404,545)	(3,023,405)

Net Increase in Cash and Cash Equivalents	(577,360)	574,697	(1,104,375)

Cash and Cash Equivalents, Beginning of Year	634,587	59,890	1,164,265

Cash and Cash Equivalents, End of Year	$57,227	$634,587	$59,890

104 Cranberry Road Post Office Box 760 Galax, VA 24333

Phone 276.238.1800 Fax 276.238.1801
Report of Independent Registered Public Accounting Firm
To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia
We have audited the accompanying consolidated balance sheet of F & M Bank Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, retained earnings and cash flows each of three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31,2007 and 2006, and the results of its operations and its cash flows for the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the financial statements, retained earnings as of January 1, 2006 have been adjusted to reflect the adoption of SEC Staff Accounting Bulletin No. 108.
We were not engaged to examine management’s assertion about the effectiveness of F & M Bank Corp.’s internal control over financial reporting as of December 31, 2007 included in their 2007 Form 10-K and, accordingly, we do not express an opinion thereon.
Galax, Virginia
March 24, 2008
www.elliottdavis.com

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
On November 17, 2006, the Audit Committee of the Board of Directors of F & M Bank Corp. (the “Company”) was notified by the Company’s independent accountants, Larrowe & Company, PLC (“Larrowe”), that it had merged with the firm of Elliott Davis, LLC, effective on that date, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 17, 2006, the Company’s Audit Committee approved the engagement of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ending December 31, 2007.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s report on internal control over financial reporting and the audit report of the Registered Public Accounting Firm for the year ended December 31, 2007 are included in Item 8 of the annual report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using these criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. — Other Information
None.

PART III
Item 10. — Directors and Executive Officers of the Registrant
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders to be held May 10, 2008 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”
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
(a)(3) Exhibits
The following exhibits are filed as a part of this form 10-K and this list includes the Exhibit index:
Exhibit No.
3.1	Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.’s 10-Q filed August 13, 2007.
3.2	Amended and Restated Bylaws of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.’s 10-K filed March 8, 2002.
21.0	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at www.farmersandmerchants.biz .

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp. (Registrant)

By:	/s/ Dean W. Withers		March 24, 2008

	Dean W. Withers Director, President and Chief Executive Officer	Date

By:	/s/ Neil W. Hayslett		March 24, 2008

	Neil W. Hayslett Executive Vice President and Chief Financial Officer	Date
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas L. Cline
Thomas L. Cline	Director	March 24, 2008

/s/ John N. Crist
John N. Crist	Director	March 24, 2008

/s/ Julian D. Fisher
Julian D. Fisher	Director, Chairman	March 24, 2008

/s/ Ellen R. Fitzwater
Ellen R. Fitzwater	Director	March 24, 2008

/s/ Daniel J. Harshman
Daniel J. Harshman	Director	March 24, 2008

/s/ Richard S. Myers
Richard S. Myers	Director	March 24, 2008

/s/ Michael W. Pugh
Michael W. Pugh	Director	March 24, 2008

/s/ Ronald E. Wampler
Ronald E. Wampler	Director	March 24, 2008