Form 10-Q
period 2008-03-31
F&M BANK CORP
filed 2008-05-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common Stock, par value — $5	2,329,908 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest Income
Interest and fees on loans held for investment	$5,555	$5,543
Interest and fees on loans held for sale	21
Interest on federal funds sold	16	14
Interest on interest bearing deposits	53	23
Dividends on equity securities	127	90
Interest on debt securities	262	293

Total Interest Income	6,034	5,963

Interest Expense
Interest on demand deposits	218	262
Interest on savings accounts	73	85
Interest on time deposits over $100,000	514	570
Interest on time deposits	1,318	1,292

Total interest on deposits	2,123	2,209
Interest on short-term debt	77	156
Interest on long-term debt	404	324

Total Interest Expense	2,604	2,689

Net Interest Income	3,430	3,274

Provision for Loan Losses	90	60

Net Interest Income after Provision for Loan Losses	3,340	3,214

Noninterest Income
Service charges	304	273
Insurance and other commissions	55	54
Other	251	246
Income on bank owned life insurance	73	73
Security gains (losses)	(2)	119

Total Noninterest Income	681	765

Noninterest Expense
Salaries	1,248	1,144
Employee benefits	352	378
Occupancy expense	141	143
Equipment expense	133	157
Intangible amortization	69	69
Other	710	644

Total Noninterest Expense	2,653	2,535

Income before Income Taxes	1,368	1,444
Income Taxes	364	355

Net Income	$1,004	$1,089

Per Share Data
Net Income	$.43	$.46

Cash Dividends	$.22	$.21

Weighted Average Shares Outstanding	2,337,493	2,370,752

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,035	$8,705
Interest bearing deposits in banks	2,146	3,132
Fed funds sold	317
Securities held to maturity (note 2)	109	109
Securities available for sale (note 2)	25,260	30,214
Other investments	6,747	6,291
Loans held for sale	7,002
Loans held for investment (note 3)	327,951	317,179
Less allowance for loan losses (note 4)	(1,531)	(1,702)

Net Loans Held for Investment	326,420	315,477

Bank premises and equipment	7,411	7,221
Interest receivable	1,637	1,932
Deposit intangible	805	874
Goodwill	2,639	2,639
Bank owned life insurance (note 5)	6,079	6,005
Other assets	3,438	4,128

Total Assets	$398,045	$386,727

LIABILITIES
Deposits
Noninterest bearing demand	$49,775	$49,755
Interest bearing
Demand	26,763	25,196
Money Market	31,725	30,393
Savings deposits	29,129	28,214
Time deposits over $100,000	42,893	44,512
Time deposits	120,058	120,490

Total Deposits	300,343	298,560

Short-term debt	8,411	12,743
Long-term debt	44,821	29,714
Accrued expenses	5,568	6,545

Total Liabilities	359,143	347,562

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,332,150 and 2,343,890 issued and outstanding, in 2008 and 2007, respectively	11,661	11,720
Retained earnings	28,593	28,409
Accumulated other comprehensive income (loss)	(1,352)	(964)

Total Stockholders’ Equity	38,902	39,165

Total Liabilities and Stockholders’ Equity	$398,045	$386,727

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$1,004	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	179
Amortization (accretion) of security premiums (discounts)	(12)	(28)
Net (increase) decrease in loans held for sale	(7,002)
Provision for loan losses	90	60
Intangible amortization	69	69
(Increase) decrease in interest receivable	295	106
Decrease in other assets	343	361
Increase in accrued expenses	(461)	280
Loss (Gain) on security transactions	2	(119)
Amortization of limited partnership investments	121	145
Income from life insurance investment	(73)	(73)

Net Adjustments	(6,472)	980

Net Cash Provided by Operating Activities	(5,468)	2,069

Cash Flows from Investing Activities
Purchase of investments available for sale	(7,666)	(3,772)
Proceeds from sales of investments available for sale	95	822
Proceeds from maturity of investments available for sale	11,403	3,265
Proceeds from maturity of investments held to maturity		110
Net increase in loans held for investment	(11,033)	(527)
Purchase of property and equipment	(345)	(130)
Change in federal funds sold	(317)	(1,479)
Net (increase) decrease in interest bearing bank deposits	986	276

Net Cash Used in Investing Activities	(6,877)	(1,435)

Cash Flows from Financing Activities
Net change in demand and savings deposits	3,834	2,017
Net change in time deposits	(2,051)	3,632
Net change in short-term debt	(1,400)	(1,330)
Cash dividends paid	(520)	(499)
Repurchase of common stock	(364)	(220)
Proceeds from sale of common stock		1
Change in federal funds purchased	(2,932)	(2,562)
Proceeds of long-term debt	16,000	5,000
Repayment of long-term debt	(893)	(6,393)

Net Cash Provided (Used) by Financing Activities	11,674	(354)

Net Increase (Decrease) in Cash and Cash Equivalents	(671)	280
Cash and Cash Equivalents, Beginning of Period	8,706	6,247

Cash and Cash Equivalents, End of Period	$8,035	$6,527

Supplemental Disclosure
Cash paid for:
Interest expense	$2,708	$2,652
Income taxes
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$39,165	$38,105

Comprehensive Income
Net income	1,004	1,089
Net change in unrealized appreciation on securities available for sale, net of taxes	(388)	(78)

Total comprehensive income	616	1,011

Issuance of Common Stock		1
Repurchase of common stock	(364)	(220)
Dividends declared	(515)	(498)

Balance, end of period	$38,902	$38,399

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three month periods ended March 31, 2008 and March 31, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2008 and December 31, 2007 are as follows:

	2008		2007
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and Agency obligations	$109	$109	$109	$109

Total	$109	$109	$109	$109

	2008		2007
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$12,852	$12,472	$16,459	$16,283
Equity securities	5,058	6,623	5,668	6,620
Mortgage-backed securities	4,854	4,809	5,411	5,402
Corporate Bonds	2,245	2,617	2,426	2,617
Municipals	251	250	250	250

Total	$25,260	$26,771	$30,214	$31,172

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at March 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Real Estate
Construction	$55,881	$51,301
Residential	148,707	143,248
Commercial and agricultural	105,778	101,749
Installment loans to individuals	15,506	18,772
Credit cards	1,748	1,800
Other	331	310

Total	$327,951	$317,180

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2008	2007

Balance, beginning of period	$1,703	$1,791
Provisions charged to operating expenses	90	60
Net (charge-offs) recoveries:
Loan recoveries	21	14
Loan charge-offs	(283)	(9)

Total Net (Charge-Offs) Recoveries*	(262)	5

Balance, End of Period	$1,531	$1,856

* Components of Net (Charge-Offs) Recoveries
Real Estate
Commercial	258	2
Installment	4	3

Total	$262	$5

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2008 and 2007.

	2008	2007
Service cost	$80,595	$79,197
Interest cost	64,054	59,473
Expected return on plan assets	(94,178)	(68,550)
Amortization of net obligation at transition		2,539
Amortization of prior service cost	(1,325)	(1,325)
Amortization of net (gain) or loss	2,947	11,380

Net periodic benefit cost	$52,093	$82,714

NOTE 6 FAIR VALUE
     FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following sections provide a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 FAIR VALUE (CONTINUED)
Impaired Loans: SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.
Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

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
Overview
     Net income for the first quarter of 2008 was $1,004,000 or $.43 per share, compared to $1,089,000 or $.46 in the first quarter of 2007, a decrease of 7.8%. Core operating earnings, (exclusive of non-recurring items and intangibles amortization) totaled $1,050,000 in 2008 and $1,041,000 in 2007, an increase of .86%. During the first quarter, noninterest income, exclusive of securities transactions, increased 5.7% and noninterest expense increased 4.7% during the same period.
Results of Operations
     The 2008 year to date tax equivalent net interest margin increased $177,000 or 5.3% compared to the same period 2007. The yield on earning assets decreased .19%, while the cost of funds decreased .27% compared to the same period in 2007. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rates in September 2007. Through March 31, 2008, the FOMC had lowered the Federal Funds Rate on six separate occasions by a total of 3.00%.
     The Interest Sensitivity Analysis on page 18 indicates the Company is in a liability sensitive position in the one year time horizon (1.77%). This is an improvement compared to the same period in 2007 when the liability sensitive position was (15.43%). During this time period there was very little change in the repricing distribution of interest bearing liabilities, but a substantial shift within assets (primarily loans) towards shorter repricing horizons. This shift has better positioned the Bank to react to changes in short-term rates. The recent decrease in rates has had a minimal impact on the net interest margin compared to the same period in 2007, with the margin increasing by .04%.
     As stated previously, the yield on assets has decreased .19%, while the cost of funds decreased .27% in the last twelve months. This change is a combination of the nominal changes resulting from the FOMC’s actions causing a shift in market rates and changes in balance sheet leverage. During this period loans, the highest yielding asset, have increased an average of $14.8 million, which accounts for 99% of the growth in earning assets. Within liabilities, all of the increase has come from interest bearing demand deposits and long-term debt. Interest bearing demand deposits are a relatively low cost source of funds whose rates can be adjusted quickly. Long-term debt has been obtained to support loan growth and at favorable rates as market rates have declined.
     A schedule of the net interest margin for 2008 and 2007 can be found in Table I on page 17
     Noninterest income, exclusive of securities transactions, increased $37,000 or 5.7% through March 31, 2008. Items contributing to the increase include a $31,000 increase in service charges on deposit accounts, a $33,000 increase in debt card, ATM surcharge, credit card interchange and merchant credit card income; these increases were partially offset by a decrease in returns on low income housing investments. The returns on these investments are principally in the form of tax credits. During 2007 these tax credits were substantially higher than most years due to the recognition of non-recurring state tax credits. These credits have been classified as a return on investment rather than as a reduction of income tax expense. This has been done to reflect the fact that the Company entered into these investments with the expectation that tax credits would be the primary source of investment return and to avoid a distortion of income tax expense for the period.
     Noninterest expense increased $118,000 in 2008, or 4.7%. The increase is primarily the result of a $78,000 increase in salaries/benefits expense (5.12%). The increase in salaries/benefits includes normal salary increases, growth in staff, and an increase in the cost of group insurance. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 3.9% in 2008 compared to 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Areas that increased include a $10,000 increase in training, and a $30,000 increase in legal and professional expenses. The increase in legal and professional expense is made up of a variety of costs related to legal work on problem loans and the use of a consultant that is assisting with our internal audit program. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.75% and 3.26% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.
Financial Condition
Federal Funds Sold and Interest Bearing Bank Deposits
     The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 2.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.
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
     As of March 31, 2008, the market value of securities available for sale was $1,511,000 below cost. Most of the decrease is concentrated in declines in value of the equity securities portfolio held by the Company. Investments in debt securities decreased $4.3 million in the first quarter of 2008. This decrease helped fund loan growth and included the maturity of short-term government bonds that were no longer needed for pledging purposes. The bond portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates.
     To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions, a diversified portfolio of REITs and a variety of other predominantly blue-chip securities. Many of these holdings have been hurt by the recent economic slowdown, stock market volatility and the sub-prime lending crisis.

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
     Based on recent significant market volatility, both before and after the recently ended quarter, and management’s review of these investments as of March 31, 2008, it was determined that there would be no impairment write-down for the first quarter of 2008. Management will continue to evaluate the portfolio for impairment on a quarterly basis.
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
     The allowance for loan losses (see subsequent section) provides for the risk that borrowers will be unable to repay their obligations and is reviewed quarterly for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies. While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, and assisted living facilities. Management and the Board of Directors review these concentrations quarterly.
     The first three months of 2008 resulted in an increase of $10.8 million in the Bank’s core loan portfolio. The increase in the loan portfolio is reflective of improvements in the local economy and in efforts by management to add further diversification to its loan portfolio through loan participations with a number of correspondent banks. The growth has been concentrated within the real estate portfolio, primarily commercial properties.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $3,391,000 at March 31, 2008 compared to $4,343,000 at December 31, 2007. Approximately 90% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2008, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$1,499	$1,758
Loans past due 90 days or more and still accruing interest	1,892	2,585

	$3,391	$4,343

Percent of loans held for investment	1.03%	1.37%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     The allowance for loan losses of $1,531,000 at March 31, 2008 is equal to .47% of loans held for investment. This compares to an allowance of $1,703,000 (.54%) at December 31, 2007. Total Charge-offs exceed recoveries by $262,000 year to date. This includes a $259,000 charge-off on one loan relationship in the medical field, and completes our anticipated losses associated with this borrower. Management has funded the allowance at a rate of $30,000 per month throughout the first quarter of 2008, for a total of $90,000. Due to the recent loan charge-offs and the somewhat unsettled economy, management has raised the monthly funding to $50,000 beginning in April.
     The overall level of the allowance is well below its peer group average. The current allowance for loan losses is equal to approximately five years of average loan losses. Based on historical losses, improvements in the level of problem loans, collateral values of delinquent loans, recent charge-offs that cleaned up a significant problem asset and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $1,783,000 since December 31, 2007. Time deposits decreased $2,051,000 during this period while demand deposits and savings deposits increased $3,834,000.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund a variety of loan terms. This program allows the Bank to match the maturity of its loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $893,000 through March 31, 2008. Additional borrowings of $13 million were obtained to assist in funding loan growth.
     In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At March 31, 2008, $3 million was owed on this line of credit.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2008, the Company’s total risk based capital and total capital to total assets ratios were 12.57% and 9.06%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the first quarter dividend in 2008 of 4.8%.
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
     As of March 31, 2008, the Company had a cumulative Gap Rate Sensitivity Ratio of (1.77%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, page 18.
Stock Repurchase
     As previously reported, on September 20, 2007, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 100,000 to 150,000 shares. Shares repurchased through March 31, 2008 totaled 115,306 shares; of this amount, 11,740 shares were repurchased in 2008, at an average cost of $31.05 per share.
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

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Income/		Average	Income/
	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates
Interest Income
Loans held for investment[1,2]	322,204	5,585	6.95%	$309,136	$5,564	7.20%
Loans held for sale	1,725	21	4.88%			%
Federal funds sold	2,418	16	2.65%	1,184	14	4.73%
Interest bearing deposits	4,237	53	5.02%	1,996	23	4.61%
Investments
Taxable [3]	21,174	287	5.42%	23,450	309	5.27%
Partially taxable	5,887	132	8.97%	6,826	91	5.33%
Tax exempt [2,3]	250	3	4.80%	375	4	4.27%

Total Earning Assets	357,895	6,097	6.83%	342,967	6,005	7.00%

Interest Expense
Demand deposits	56,397	218	1.55%	50,286	262	2.08%
Savings	28,690	73	1.02%	31,288	85	1.09%
Time deposits	165,042	1,832	4.45%	165,101	1,862	4.51%
Short-term debt	10,731	77	2.88%	12,748	156	4.89%
Long-term debt	41,197	404	3.93%	28,768	324	4.51%

Total Interest Bearing Liabilities	302,057	2,604	3.46%	$288,191	2,689	3.73%

Net Interest Margin [1]		3,493			$3,316

Net Yield on Interest Earning Assets			3.91%			3.87%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
March 31, 2008
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$58,067	$15,226	$80,929	$4,110	$	$158,332
Installment	5,044	951	10,371	2,434		18,800
Real estate for investments	29,811	22,563	80,848	15,849		149,071
Real estate held for sale	7,002					7,002
Credit cards	1,748					1,748
Federal funs sold	317					317
Interest bearing bank deposits	463	891	792			2,146
Investment securities	6,091	774	7,496	5,590	5,418	25,369

Total	108,543	40,405	180,436	27,983	5,418	362,785

Sources of Funds

Interest bearing demand deposits		21,214	31,921	5,353		58,488
Savings deposits		5,826	17,477	5,826		29,129
Certificates of deposit $100,000 and over	6,798	23,211	12,884			42,893
Other certificates of deposit	18,560	62,986	38,512			120,058
Short-term borrowings	8,411					8,411
Long-term borrowings	893	7,465	31,929	4,534		44,821

Total	34,662	120,702	132,723	15,713		303,800

Discrete Gap	73,881	(80,297)	47,713	12,270	5,418	58,985

Cumulative Gap	73,881	(6,416)	41,297	53,567	58,985

Ratio of Cumulative Gap to Total Earning Assets	20.36%	(1.77)%	11.38%	14.77%	16.26%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2008. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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
     There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 12, 2008