Form 10-Q
period 2008-06-30
F&M BANK CORP
filed 2008-08-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008

Common Stock, par value — $5	2,325,174 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Interest Income
Interest and fees on loans held for investment	$5,635	$5,640
Interest and fees on loans held for sale	99
Interest on federal funds sold	13	74
Interest on interest bearing deposits	22	19
Dividends on equity securities	133	140
Interest on debt securities	226	303

Total Interest Income	6,128	6,176

Interest Expense
Interest on demand deposits	162	298
Interest on savings accounts	72	85
Interest on time deposits over $100,000	550	571
Interest on time deposits	1,109	1,408

Total interest on deposits	1,893	2,362
Interest on short-term debt	109	95
Interest on long-term debt	451	324

Total Interest Expense	2,453	2,781

Net Interest Income	3,675	3,395

Provision for Loan Losses	175	60

Net Interest Income after Provision for Loan Losses	3,500	3,335

Noninterest Income
Service charges	336	280
Insurance and other commissions	114	98
Other	400	346
Income on bank owned life insurance	75	72
Security gains (losses)	(29)	99

Total Noninterest Income	896	895

Noninterest Expense
Salaries	1,246	1,159
Employee benefits	374	383
Occupancy expense	136	149
Equipment expense	133	170
Intangible amortization	69	69
Other	803	666

Total Noninterest Expense	2,761	2,596

Income before Income Taxes	1,635	1,634

Income Taxes	491	497

Net Income	$1,144	$1,137

Per Share Data
Net Income	$.49	$.48

Cash Dividends	$.22	$.21

Weighted Average Shares Outstanding	2,331,027	2,365,278

The accompanying notes are an integral part of these statements.

Part I Financial Information

Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Interest Income
Interest and fees on loans held for investment	$11,190	$11,183
Interest and fees on loans held for sale	120
Interest on federal funds sold	29	88
Interest on interest bearing deposits	75	42
Dividends on equity securities	260	230
Interest on debt securities	488	596

Total Interest Income	12,162	12,139

Interest Expense
Interest on demand deposits	380	560
Interest on savings accounts	145	170
Interest on time deposits over $100,000	1,064	1,141
Interest on time deposits	2,427	2,700

Total interest on deposits	4,016	4,571
Interest on short-term debt	186	251
Interest on long-term debt	855	648

Total Interest Expense	5,057	5,470

Net Interest Income	7,105	6,669

Provision for Loan Losses	265	120

Net Interest Income after Provision for Loan Losses	6,840	6,549

Noninterest Income
Service charges	640	553
Insurance and other commissions	169	152
Other	651	592
Income on bank owned life insurance	148	145
Security gains (losses)	(31)	218

Total Noninterest Income	1,577	1,660

Noninterest Expense
Salaries	2,494	2,303
Employee benefits	726	761
Occupancy expense	277	292
Equipment expense	266	327
Intangible amortization	138	138
Other	1,513	1,310

Total Noninterest Expense	5,414	5,131

Income before Income Taxes	3,003	3,078

Income Taxes	855	852

Net Income	$2,148	$2,226

Per Share Data
Net Income	$.92	$.94

Cash Dividends	$.44	$.42

Weighted Average Shares Outstanding	2,335,897	2,367,992

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,920	$8,705
Interest bearing deposits in banks	2,226	3,132
Securities held to maturity (note 2)	109	109
Securities available for sale (note 2)	24,248	30,214
Other investments	8,471	6,291
Loans held for sale		20,867
Loans held for investment (note 3)	354,427	317,179
Less allowance for loan losses (note 4)	(1,707)	(1,702)

Net Loans Held for Investment	352,720	315,477

Bank premises and equipment	7,532	7,221
Interest receivable	1,818	1,932
Deposit intangible	736	874
Goodwill	2,639	2,639
Bank owned life insurance	6,153	6,005
Other assets	3,748	4,128

Total Assets	$441,187	$386,727

LIABILITIES

Deposits
Noninterest bearing demand	$50,957	$49,755
Interest bearing
Demand	30,250	25,196
Money Market	27,224	30,393
Savings deposits	30,154	28,214
Time deposits over $100,000	42,078	44,512
Time deposits	118,297	120,490

Total Deposits	298,960	298,560

Short-term debt	47,606	12,743
Long-term debt	50,429	29,714
Accrued expenses	5,512	6,545

Total Liabilities	402,507	347,562

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,325,174 and 2,343,890 issued and outstanding, in 2008 and 2007, respectively	11,626	11,720
Retained earnings	29,028	28,409
Accumulated other comprehensive income (loss)	(1,974)	(964)

Total Stockholders’ Equity	38,680	39,165

Total Liabilities and Stockholders’ Equity	$441,187	$386,727

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$2,148	$2,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	307	360
Amortization (accretion) of security premiums (discounts)	(21)	(89
Net (increase) decrease in loans held for sale	(20,867)
Provision for loan losses	265	120
Intangible amortization	138	138
(Increase) decrease in interest receivable	114	56
(Increase) decrease in other assets	802	150
Increase in accrued expenses	(989)	(528)
(Gain) loss on security transactions	31	(218)
Amortization of limited partnership investments	250	311
Income from life insurance investment	(148)	(145)

Net Adjustments	(20118)	155

Net Cash Provided (Used) by Operating Activities	(17,970)	2,381

Cash Flows from Investing Activities:
Purchase of investments held to maturity		(108)
Purchase of investments available for sale	(17,837)	(14,743)
Proceeds from sales of investments available for sale	971	1,981
Proceeds from maturity of investments available for sale	18,930	13,691
Proceeds from maturity of investments held to maturity		110
Net increase in loans held for investment	(37,508)	1,323
Purchase of property and equipment	(618)	(187)
Change in federal funds sold		(9,467)
Purchase of investment in life insurance
Net (increase) decrease in interest bearing bank deposits	906	805

Net Cash Used in Investing Activities	(35,156)	(6,595)

Cash Flows from Financing Activities:
Net change in demand and savings deposits	5,026	4,516
Net change in time deposits	(4,626)	6,086
Net change in short-term debt	32,428	784
Cash dividends paid	(1,041)	(997)
Repurchase of common stock	(713)	(352)
Change in federal funds purchased	2,435	(2,562)
Proceeds of long-term debt	27,500	5,000
Proceeds from issuance of common stock	118	10
Repayment of long-term debt	(6,786)	(7,747)

Net Cash Provided (Used) by Financing Activities	54,341	4,738

Net Decrease (Increase) in Cash and Cash Equivalents	1,215	524
Cash and Cash Equivalents, Beginning of Period	8,705	6,247

Cash and Cash Equivalents, End of Period	$9,920	$6,771

Supplemental Disclosure
Cash paid for:
Interest expense	$5,169	$5,268
Income taxes	400	625
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Balance, beginning of period	$39,165	$38,105

Comprehensive Income
Net income	2,148	2,226
Net change in unrealized appreciation on securities available for sale, net of taxes	(1,010)	(338)

Total comprehensive income	1,138	1,888

Repurchase of common stock	(713)	(352)
Common stock sold	118	10
Dividends declared	(1,028)	(995)

Balance, end of period	$38,680	$38,656

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the six month periods ended June 30, 2008 and June 30, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2008 and December 31, 2007 are as follows:

	2008		2007
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and Agency obligations	$109	$109	$109	$109

Total	$109	$109	$109	$109

	2008		2007
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$9,142	$8,980	$16,459	$16,283
Equity securities	4,507	6,641	5,668	6,620
Mortgage-backed securities	9,188	9,306	5,411	5,402
Corporate Bonds	1,285	1,617	2,426	2,617
Municipals	126	125	250	250

Total	$24,248	$26,669	$30,214	$31,172

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at June 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Real Estate
Construction	$62,231	$51,301
Residential	150,449	143,248
Commercial and agricultural	120,328	101,749
Installment loans to individuals	19,134	18,772
Credit cards	1,799	1,800
Other	486	309

Total	$354,427	$317,179

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance, beginning of period	$1,703	$1,791	$1,531	$1,856
Provisions charged to operating expenses	265	120	175	60
Net (charge-offs) recoveries:
Loan recoveries	41	40	20	26
Loan charge-offs	(302)	(53)	(19)	(44)

Total Net Charge-Offs *	(261)	(13)	1	(18)

Balance, End of Period	$1,707	$1,898	$1,707	$1,898

*	Components of Net Charge-Offs

Real Estate	1		1
Commercial	(260)	2	(2)
Installment	(2)	(15)	2	(18)

Total	$(261)	$(13)	$1	$(18)

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2008 and 2007.

	2008	2007
Service cost	$161,190	$158,393
Interest cost	128,108	118,946
Expected return on plan assets	(188,356)	(137,101)
Amortization of net obligation at transition		5,078
Amortization of prior service cost	(2,650)	(2,650)
Amortization of net (gain) or loss	5,894	22,762

Net periodic benefit cost	$104,186	$165,428

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

NOTE 6 FAIR VALUE (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2008	Total		Level 1	Level 2	Level 3
Investment securities available-for-sale		$24,248	$4,507	$19,741
Total assets at fair value	$	,24,248	$4,507	$19,741
Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Overview
     Net income for the second quarter of 2008 was $1,144,000 or $.49 per share, compared to $1,137,000 or $.48 per share in the second quarter of 2007, an increase of .62%. Core operating earnings, (exclusive of non-recurring items) totaled $1,214,000 in 2008 and $1,096,000 in 2007, an increase of 10.77%. During the second quarter, noninterest income, exclusive of securities transactions, increased 16.21% and noninterest expense increased 6.36% during the same period.
Results of Operations
     The 2008 year to date tax equivalent net interest margin increased $463,000 or 6.85% compared to the same period in 2007. The yield on earning assets decreased .43%, while the cost of funds decreased .54% compared to the same period in 2007. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rates in September 2007. Through June 30, 2008, the FOMC had lowered the Federal Funds Rate on seven separate occasions by a total of 3.25%.
     The Interest Sensitivity Analysis on page 20 indicates the Company is in a liability sensitive position in the one year time horizon (2.50%). This is an improvement compared to the same period in 2007 when the liability sensitive position was (12.42%). During this time period the bank has made a significant shift toward the use of more variable rate assets and liabilities, which has led to the improvement in the interest sensitivity position. This shift has better positioned the Bank to react to changes in short-term rates. The recent decrease in rates has had virtually no impact on the net interest margin compared to the same period in 2007, with the margin remaining at 3.93%.
     A schedule of the net interest margin for 2008 and 2007 can be found in Table I on page 19.
     Noninterest income, exclusive of securities transactions, increased $166,000 or 11.51% through June 30, 2008. Items contributing to the increase include a $59,000 increase in debit card, ATM surcharge and merchant credit card income, an $87,000 increase in overdraft charges and a $17,000 increase in revenue from FMFS (title, property and casualty insurance commissions and brokerage commissions)
     Noninterest expense increased $283,000 (5.52%) in 2008. The increase is the result of a $156,000 increase in salaries and benefits expense (5.09%). The increase in salaries and benefits includes normal salary increases, growth in staff, and an 8.40% increase in the cost of group insurance. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 6.14% in 2008 compared to 2007. Areas that increased include a $23,000 increase in advertising expense, a $21,000 increase in telephone and data circuit expenses, a $19,000 increase in bank franchise taxes, an $18,000 increase in consulting expenses related to internal audit and SOX 404 compliance, a $16,000 increase in FDIC assessment fees and a $13,000 increase in postage and freight expenses.
     Advertising expenses increased primarily due to the introduction of a new checking product and expenses related to the Bank’s 100th Anniversary celebration activities. Telephone and data circuit expenses increased due to the installation of upgraded data communication circuits, which resulted in some cost overlap between two vendors. The bank franchise tax is a capital stock tax and increased due to growth in bank capital and a reduction in investment securities that qualify for a credit against the bank franchise tax. Postage and freight expenses increased due to mailings related to the introduction of a new checking product and fuel surcharges passed on by shipping carriers.
     Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.68% and 3.32% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Federal Funds Sold and Interest Bearing Bank Deposits
     The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 2% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits.
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
     As of June 30, 2008, the cost of securities available for sale exceeded their market value by $2,421,000. This includes decreases in value in the equity securities portfolio held by the Company and a decrease in the value of government obligations held by the Bank. Declines in the value of the bond portfolio are the result of recent changes in short term rates within the market for fixed income securities. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities decreased $4.8 million in the first six months of 2008. Proceeds of maturing securities were used to support the growth of the loan portfolio. The debt securities portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two and three quarter years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities for the remainder of 2008 total $1 million and these bonds have an average yield of approximately 2.49%.
     The Company’s equity securities portfolio was $2,134,000 below cost at June 30, 2008. The portfolio has been impacted by recent market volatility resulting from the slowing economy, sub-prime mortgage crisis, high crude oil prices and the weak dollar. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of June 30, 2008, revealed four securities that appeared to be impaired based on the criterion that has been consistently employed for the last several years to assess impairment. These securities were written down by $207,000 ($137,000 net of tax). No other securities were deemed to be impaired as of quarter end and management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, assisted living facilities and multi-family residential properties. Management and the Board of Directors review these concentrations quarterly.
     The first six months of 2008 resulted in an increase of $37,248,000 in the Bank’s core loan portfolio. The increase is concentrated primarily within the construction, residential and commercial loan portfolios. A portion of the increase is from loan participations purchased from a correspondent bank and from a de novo bank that has a much lower legal lending limit. Several of the loans purchased from the correspondent bank are loans to other bank holding companies or insiders of these bank holding companies and these loans are secured by the stock of these bank holding companies or stock of the underlying subsidiary banks. The other participations purchased are primarily real estate based commercial loans secured by income producing properties.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $2,420,000 at June 30, 2008 compared to $4,343,000 at December 31, 2007. Approximately 95% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2008, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$628,000	$1,758,000
Loans past due 90 days or more and still accruing interest	1,792,000	2,585,000

	$2,420,000	$4,343,000

As a percentage of loans held for investment	.68%	1.37%

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
          The allowance for loan losses of $1,707,000 at June 30, 2008 is equal to .48% of loans held for investment. This compares to an allowance of $1,702,000 (.54%) at December 31, 2007. Management has funded the allowance a total of $265,000 through June 30, 2008. Net charge-offs year to date total $261,000. This includes a $259,000 charge-off on one loan relationship in the medical field, and completes our anticipated losses associated with this borrower. Exclusive of this transaction, total charge-offs exceed recoveries by only $2,000 year to date.
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
          The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits are virtually unchanged since December 31, 2007, increasing only $399,000. Time deposits decreased $4,627,000 during this period while demand deposits and savings deposits increased $5,026,000. Due to competition for deposits within its market, the Bank has introduced a new high yield checking account called “Platinum Rewards”. This account offers an annual percentage yield of 5.02% on the first $50,000 of balances if the depositor meets certain requirements each statement cycle. The requirements include use of visa check card at least ten times; at least one automated clearing house (ACH) transaction, acceptance of electronic statements and use of internet banking. This account pays an APY of 2.05% on balances in excess of $50,000.
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
Long-term debt
          Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund a variety of loan terms. This program allows the Bank to match the maturity of its loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $6,786,000 through June 30, 2008. Additional borrowings of $23 million were obtained to assist in funding loan growth.
          In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At June 30, 2008, $4.5 million was owed on this line of credit.
Capital
          The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2008, the Company’s total risk based capital and total capital to total assets ratios were 11.49% and 8.77%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the first quarter dividend in 2008 of 4.76%.
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
          As of June 30, 2008, the Company had a cumulative Gap Rate Sensitivity Ratio of (2.50%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
          A summary of asset and liability repricing opportunities is shown in Table II, on page 19.
Stock Repurchase
          As previously reported, on September 20, 2007, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 100,000 to 150,000 shares. Shares repurchased through June 30, 2008 totaled 126,233 shares; of this amount, 22,667 shares were repurchased in 2008, at an average cost of $31.45 per share.
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

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007			June 30, 2008			June 30, 2007
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Rate related income
Loans held for investment[1,2,3]	$330,486	$11,253	6.81%	$309,623	$11,227	7.25%	$338,466	$5,668	6.70%	$310,141	$5,663	7.30%
Loans held for sale	5,838	120	4.11%				9,951	99	3.98%
Federal funds sold	2,513	29	2.31%	3,456	88	5.09%	2,607	13	1.99%	5,704	74	5.19%
Bank deposits	3,017	75	4.97%	1,134	42	7.41%	1,746	22	5.04%	974	19	7.80%
Investments
Taxable	20,130	557	5.53%	23,352	649	5.56%	19,085	270	5.66%	23,301	340	5.84%
Partially taxable [2]	5,611	244	8.70%	6,082	220	7.23%	5,252	112	8.53%	6,790	129	7.60%
Tax exempt [2]	214	5	4.67%	325	7	4.31%	177	2	4.52%	276	3	4.35%

Total earning assets	367,809	12,283	6.68%	343,972	12,233	7.11%	377,284	6,186	6.56%	347,186	6,228	7.18%

Interest Expense
Demand deposits	57,762	380	1.32%	51,417	560	2.18%	59,127	162	1.10%	52,535	298	2.27%
Savings	29,114	145	1.00%	30,821	170	1.10%	29,538	72	.98%	30,708	85	1.11%
Time deposits	163,108	3490	4.28%	167,456	3,841	4.59%	161,172	1,659	4.12%	169,788	1,979	4.66%
Short-term debt	16,458	186	2.26%	10,455	251	4.80%	22,186	109	1.97%	8,187	95	4.64%
Long-term debt	43,789	856	3.91%	27,969	648	4.63%	47,172	452	3.84%	27,406	324	4.73%

Total interest bearing liabilities	310,231	5,057	3.26%	288,118	5,470	3.80%	319,154	2,454	3.08%	288,624	2,781	3.85%

Net interest income [2]		$7,226			$6,763			$3,732			$3,447

Net yield on interest earning assets [2]			3.93%			3.93%			3.96%			3.97%

[1]	Interest income on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable loans and investments.

[3]	Average balances include non-accrual loans.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
June 30, 2008
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$72,843	$24,417	$74,960	$5,407	$	$177,627
Installment	9,065	1,047	9,968	2,422		22,502
Real estate for investments	34,034	21,754	81,068	15,643		152,499
Real estate for sale	20,867					20,867
Credit cards	1,799					1,799
Interest bearing bank deposits	1,237	792	198			2,227
Investment securities	1,088	2,887	5,058	10,458	4,866	24,357

Total	140,933	50,897	171,252	33,930	4,866	401,878

Sources of Funds

Interest bearing demand deposits		19,661	31,762	6,050		57,473
Savings deposits		6,031	18,092	6,031		30,154
Certificates of deposit $100,000 and over	11,408	18,144	12,526			42,078
Other certificates of deposit	24,818	60,633	32,846			118,297
Short-term borrowings	47,606					47,606
Long-term borrowings	5,643	7,929	32,857	4,000		50,429

Total	89,475	112,398	128,083	16,081		346,037

Discrete Gap	51,458	(61,501)	43,169	17,849	4,866	55,841

Cumulative Gap	51,458	(10,043)	33,126	50,975	55,841

Ratio of Cumulative Gap to Total Earning Assets	12.80%	(2.50)%	8.24%	12.68%	13.90%
          Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2008. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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
          There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings —	Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—	Not Applicable

Item 3.	Defaults Upon Senior Securities —	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders—

On May 10, 2008, the shareholders held their annual meeting. The following items were approved by the shareholders by the required majority:

1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.

	Votes	Votes
	“For” by	“Withheld”
	Proxy by	Proxy
John N. Crist	1,702,933	8,272
Julian D. Fisher	1,679,701	31,504
Daniel J. Harshman	1,706,202	5,003
Dean W. Withers	1,679,701	31,504

2) Appointment of Elliott Davis, LLC as independent auditors as proposed in the Proxy materials; 1,700,148 votes “for”, 61 votes “against” and 10,996 abstained.

Item 5.	Other Information — Not Applicable

Item 6.	Exhibits

(a) Exhibits

3i	Restated Articles of Incorporation of F & M Bank Corp. as incorporated by reference to F & M Bank Corp.’s 10-Q filed August 13, 2007.

3ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

August 13, 2008