Form 10-Q
period 2008-09-30
F&M BANK CORP
filed 2008-11-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008

Common Stock, par value — $5	2,292,667 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Interest Income
Interest and fees on loans held for investment	$6,125	$5,712
Interest and fees on loans held for sale	65	22
Interest on federal funds sold	17	89
Interest on interest bearing deposits	24	22
Dividends on equity securities	140	127
Interest on debt securities	246	316

Total Interest Income	6,617	6,288

Interest Expense
Interest on demand deposits	187	315
Interest on savings accounts	77	83
Interest on time deposits over $100,000	281	509
Interest on time deposits	1,370	1,519

Total interest on deposits	1,915	2,426
Interest on short-term debt	216	117
Interest on long-term debt	534	277

Total Interest Expense	2,665	2,820

Net Interest Income	3,952	3,468

Provision for Loan Losses	120	60

Net Interest Income after Provision for Loan Losses	3,832	3,408

Noninterest Income
Service charges	367	320
Insurance and other commissions	54	138
Other	272	339
Income on bank owned life insurance	94	74
Security gains (losses)	(312)	20

Total Noninterest Income	475	891

Noninterest Expense
Salaries	1,279	1,213
Employee benefits	396	390
Occupancy expense	145	152
Equipment expense	147	153
Intangible amortization	69	69
Other	757	729

Total Noninterest Expense	2,793	2,706

Income before Income Taxes	1,514	1,593

Income Taxes	428	468

Net Income	$1,086	$1,125

Per Share Data
Net Income	$.47	$.48

Cash Dividends	$.23	$.22

Weighted Average Shares Outstanding	2,314,827	2,356,867

The accompanying notes are an integral part of these statements.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Interest Income
Interest and fees on loans held for investment	$17,315	$16,895
Interest and fees on loans held for sale	185	22
Interest on federal funds sold	46	177
Interest on interest bearing deposits	99	64
Dividends on equity securities	400	357
Interest on debt securities	734	912

Total Interest Income	18,779	18,427

Interest Expense
Interest on demand deposits	567	875
Interest on savings accounts	222	253
Interest on time deposits over $100,000	1,345	1,650
Interest on time deposits	3,797	4,219

Total interest on deposits	5,931	6,997
Interest on short-term debt	402	368
Interest on long-term debt	1,389	925

Total Interest Expense	7,722	8,290

Net Interest Income	11,057	10,137

Provision for Loan Losses	385	180

Net Interest Income after Provision for Loan Losses	10,672	9,957

Noninterest Income
Service charges	1,007	873
Insurance and other commissions	223	290
Other	923	931
Income on bank owned life insurance	242	219
Security gains (losses)	(343)	238

Total Noninterest Income	2,052	2,551

Noninterest Expense
Salaries	3,773	3,516
Employee benefits	1,122	1,151
Occupancy expense	422	444
Equipment expense	413	480
Intangible amortization	207	207
Other	2,270	2,039

Total Noninterest Expense	8,207	7,837

Income before Income Taxes	4,517	4,671

Income Taxes	1,283	1,320

Net Income	$3,234	$3,351

Per Share Data
Net Income	$1.39	$1.42

Cash Dividends	$.67	$.63

Weighted Average Shares Outstanding	2,327,735	2,364,248

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,718	$8,705
Interest bearing deposits in banks	2,735	3,132
Fed funds sold	9,405
Securities held to maturity (note 2)	109	109
Securities available for sale (note 2)	24,991	30,214
Other investments	7,914	6,291
Loans held for investment (note 3)	381,791	317,179
Less allowance for loan losses (note 4)	(1,820)	(1,702)

Net Loans Held for Investment	379,971	315,477
Bank premises and equipment	7,488	7,221
Interest receivable	1,885	1,932
Deposit intangible	667	874
Goodwill	2,639	2,639
Bank owned life insurance (note 5)	6,229	6,005
Other assets	3,761	4,128

Total Assets	$452,512	$386,727

LIABILITIES

Deposits
Noninterest bearing demand	$50,549	$49,755
Interest bearing
Demand	35,290	25,196
Money Market	24,264	30,393
Savings deposits	32,457	28,214
Time deposits over $100,000	57,594	44,512
Time deposits	123,188	120,490

Total Deposits	323,342	298,560

Short-term debt	20,746	12,743
Long-term debt	63,786	29,714
Accrued expenses	6,364	6,545

Total Liabilities	414,238	347,562

STOCKHOLDERS’ EQUITY

Common stock, $5 par value, 2,298,367 and 2,343,890 issued and outstanding, in 2008 and 2007, respectively	11,492	11,720
Retained earnings	28,457	28,409
Accumulated other comprehensive income (loss)	(1,675)	(964)

Total Stockholders’ Equity	38,274	39,165

Total Liabilities and Stockholders’ Equity	$452,512	$386,727

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$3,234	$3,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	468	535
Gain on sale of property and equipment		(69)
Amortization (accretion) of security premiums (discounts)	(29)	(96)
Net (increase) decrease in loans held for sale
Provision for loan losses	385	180
Intangible amortization	207	207
(Increase) decrease in interest receivable	47	85
(Increase) decrease in other assets	641	(118)
Increase in accrued expenses	(606)	414
(Gain) loss on security transactions	343	(238)
Amortization of limited partnership investments	335	477
Income from life insurance investment	(223)	(219)

Net Adjustments	1,568	1,158

Net Cash Provided by Operating Activities	4,802	4,509

Cash Flows from Investing Activities:
Purchase of investments held to maturity		(108)
Purchase of investments available for sale	(19,449)	(17,229)
Proceeds from sales of investments available for sale	20,393	2,095
Proceeds from maturity of investments available for sale	1,010	14,160
Proceeds from maturity of investments held to maturity		110
Net increase in loans held for investment	(64,879)	(250)
Purchase of property and equipment	(734)	(16)
Change in federal funds sold	(9,405)	(5,011)
Purchase of investment in life insurance
Net (increase) decrease in interest bearing bank deposits	397	138

Net Cash Used in Investing Activities	(72,667)	(6,111)

Cash Flows from Financing Activities:
Net change in demand and savings deposits	9,003	6,245
Net change in time deposits	15,780	4,594
Net change in short-term debt	10,935	894
Cash dividends paid	(1,561)	(1,495)
Repurchase of common stock	(1,536)	(781)
Change in federal funds purchased	(2,932)	(2,562)
Proceeds of long-term debt	42,000	5,000
Proceeds from issuance of common stock	118	10
Repayment of long-term debt	(7,929)	(8,640)

Net Cash Provided (Used) by Financing Activities	63,878	3,265

Net Decrease (Increase) in Cash and Cash Equivalents	(3,987)	1,663
Cash and Cash Equivalents, Beginning of Period	8,705	6,247

Cash and Cash Equivalents, End of Period	$4,718	$7,910

Supplemental Disclosure
Cash paid for:
Interest expense	$7,952	$8,122
Income taxes	700	925
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Balance, beginning of period, as previously stated	$39,165	$38,105

Cumulative effect of initial adoption of FAS 106`	(428)

Balance, beginning of period, restated	$38,737	$38,105

Comprehensive Income
Net income	3,234	3,351
Net change in unrealized appreciation on securities available for sale, net of taxes	(710)	(413)

Total comprehensive income	2,524	2,938

Repurchase of common stock	(1,536)	(781)
Common stock sold	118	10
Dividends declared	(1,569)	(1,514)

Balance, end of period	$38,274	$38,758

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the nine month periods ended September 30, 2008 and September 30, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
NOTE 2 INVESTMENT SECURITIES:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2008 and December 31, 2007 are as follows:

	2008		2007
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and Agency obligations	$109	$109	$109	$109

Total	$109	$109	$109	$109

	2008		2007
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$10,174	$9,979	$16,459	$16,283
Equity securities	4,565	6,382	5,411	5,402
Mortgage-backed securities	8,897	8,842	5,668	6,620
Corporate Bonds	1,231	1,617	2,426	2,617
Municipals	124	125	250	250

Total	$24,991	$26,945	$30,214	$31,172

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 3 LOANS HELD FOR INVESTMENT:
     Loans outstanding at September 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Real Estate
Construction	$68,942	$51,301
Residential	160,427	143,248
Commercial and agricultural	131,385	101,749
Installment loans to individuals	19,042	18,772
Credit cards	1,900	1,800
Other	95	309

Total	$381,791	$317,179

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$1,703	$1,791	$1,707	$1,898
Provisions charged to operating expenses	385	180	120	60
Net (charge-offs) recoveries:
Loan recoveries	59	53	18	13
Loan charge-offs	(327)	(199)	(25)	(146)

Total Net Charge-Offs *	(268)	(146)	(7)	(133)

Balance, End of Period	$1,820	$1,825	$1,820	$1,825

* Components of Net Charge-Offs

Real Estate	1
Commercial	(260)	(98)		(100)
Installment	(9)	(48)	(7)	(33)

Total	$(268)	$(146)	$(7)	$(133)

NOTE 5 EMPLOYEE BENEFIT PLAN
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2008 and 2007.

	2008	2007
Service cost	$241,785	$237,590
Interest cost	192,162	178,419
Expected return on plan assets	(282,534)	(205,651)
Amortization of net obligation at transition		7,616
Amortization of prior service cost	(3,975)	(3,975)
Amortization of net (gain) or loss	8,841	34,144

Net periodic benefit cost	$156,279	$248,143

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
Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$24,991	$4,565	$20,426
Total assets at fair value	$24,991	$4,565	$20,426

Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     F & M Bank Corp. (Company) is a one-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services (FMFS) is a wholly-owned subsidiary of the Bank. On November 3, 2008 the Bank closed on the acquisition of a majority interest in VBS Mortgage (VBS).
     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS provides a variety of mortgage products including FHA, VA and VHDA loans. VBS was founded in Harrisonburg, VA in 1999. VBS has four offices, including two in Harrisonburg, and one each in Broadway and Roanoke.
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
Overview
     Net income for the third quarter of 2008 was $1,086,000 or $.47 per share, compared to $1,125,000 or $.48 per share in the third quarter of 2007, a decrease of 3.5%. Core operating earnings, (exclusive of securities transactions and non-recurring tax credits) totaled $1,292,000 in 2008 and $1,074,000 in 2007, an increase of 20.4%. During the third quarter of 2008, noninterest income, exclusive of securities transactions and a 2007 gain from the sale of real estate, decreased 1.9% and noninterest expense increased 3.2% during the same period.
Results of Operations
     The 2008 year to date tax equivalent net interest margin increased $964,000 or 9.4% compared to the same period in 2007. The yield on earning assets decreased .59%, while the cost of funds decreased .63% compared to the same period in 2007. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rate in September 2007. Through September 30, 2008, the FOMC had lowered the Federal Funds Rate on seven separate occasions by a total of 3.25%.
     The Interest Sensitivity Analysis on page 19 indicates the Company is in a liability sensitive position in the one year time horizon (2.50%). This is an improvement compared to the same period in 2007 when the liability sensitive position was (9.17%). During this time period the bank has made a significant shift toward the use of more variable rate assets and liabilities, which has led to the improvement in the interest sensitivity position. This shift has place the Company in a better position to react to changes in short-term rates. The rapid asset and liability repricing precipitated by the FOMC actions and slowing economy, has resulted in a .07% decrease in the net interest margin for the first nine months of 2008 as compared to the same period in 2007.
     A schedule of the net interest margin for 2008 and 2007 can be found in Table I on page 18.
     Noninterest income, exclusive of securities transactions, increased $82,000 or 3.5% through September 30, 2008. Items contributing to the increase include a $134,000 increase in service charge income, and a $23,000 increase in bank owned life insurance income. These increases were offset with a $42,000 decrease in earnings from FMFS (title, property and casualty insurance commissions and brokerage commissions) and the fact that there was a $69,000 gain on the sale of assets in 2007.
     Noninterest expense increased $370,000 in 2008. The increase is primarily the result of a $228,000 increase in salaries and benefits expense (4.9%). The increase in salaries and benefits includes normal salary increases, staff additions, and an increase in the cost of group insurance of 3.4%. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 4.5% in 2008 compared to 2007. Areas that increased include a $61,000 increase in advertising and special promotions expense, a $63,000 increase in FDIC assessment expense, a $31,000 increase in legal and professional expense, and a $30,000 increase in other taxes. Advertising and special promotions expense increased due to the celebration of the Bank’s 100th anniversary and promotion of a new checking product. The FDIC assessment increased due to an expiration of credits during the year.
     Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.67% and 3.32% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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
     As of September 30, 2008, the cost of securities available for sale exceeded their market value by $1,954,000. This includes decreases in value in the equity securities portfolio and corporate bonds held by the Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities were virtually unchanged in the first nine months of 2008. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Bond maturities for the remainder of 2008 total $1 million.
     The Company’s equity securities portfolio was $1,817,000 below cost at September 30, 2008. The portfolio has been impacted by the recent market volatility resulting from the slowing economy, sub-prime mortgage crisis and the financial sector crisis precipitated by the meltdown of large brokerage houses and banks. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of September 30, 2008, revealed several securities that were impaired as of quarter end resulting in a write down of securities for book purposes of $313,000, or $206,000 net of deferred tax. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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
     During the first nine months of 2008 the loan portfolio increased $64,612,000. The increase is concentrated primarily within the construction, residential and commercial loan portfolios. A portion of the increase is from loan participations purchased from a correspondent bank and from two de novo banks that have much lower legal lending limits. Several of the loan participations purchased from the correspondent bank are loans to other bank holding companies or insiders of these bank holding companies and these loans are secured by the stock of these bank holding companies or stock of the underlying subsidiary banks. The other participations purchased are primarily real estate based commercial loans secured by income producing properties.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $3,689,000 at September 30, 2008 compared to $4,343,000 at December 31, 2007. Approximately 87% of these past due loans are secured by real estate. Management continues to believe that the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2008, the Company does not hold any real estate which was acquired through foreclosure.
  The following is a summary of information pertaining to risk elements and impaired loans:

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$1,225,000	$1,758,000
Loans past due 90 days or more and still accruing interest	2,464,000	2,585,000

	$3,689,000	$4,343,000

As a percentage of loans held for investment	.97%	1.37%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
     The allowance for loan losses of $1,820,000 at September 30, 2008 is equal to .48% of loans held for investment. This compares to an allowance of $1,825,000 at September 30, 2007. Management has funded the allowance a total of $385,000 through September 30, 2008. Net charge-offs year to date total $268,000. This includes a $259,000 charge-off on one loan relationship in the medical field, and completes our anticipated losses associated with this borrower. Exclusive of this transaction, total charge-offs exceed recoveries by only $9,000 year to date.
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
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $24,782,000 since December 31, 2007. Time deposits increased $15,780,000 during this period while demand deposits and savings deposits increased $9,002,000. Time deposits have increased primarily due to funds raised by publicizing rates on a national listing service whose subscribers include other banks and credit unions. Demand and savings deposits have increased primarily as a result of the new Platinum Rewards interest bearing checking account which the Bank began offering in March 2008.
Short-term debt
     Short-term debt consists of federal funds purchased, commercial repurchase agreements (repos.) and daily rate credit from the Federal Home Loan Bank (FHLB). With the commercial repos customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding for the real estate loan portfolio. The Company’s subsidiary bank typically borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $7,929,000 through September 30, 2008. Additional borrowings of $37 million were obtained to support the growth in the loan portfolio and to refinance short term debt at favorable longer term rates.
     In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At September 30, 2008, $5 million was owed on this line of credit. In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and bears a rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2008, the Company’s total risk based capital and total capital to total assets ratios were 10.71% and 7.97%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers. Earnings have been sufficient to allow an increase in the third quarter dividend in 2008 of 4.55%.

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
     As of September 30, 2008, the Company had a cumulative Gap Rate Sensitivity Ratio of (.62%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 19.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through September 30, 2008 total 153,140; of this amount, 49,474 shares were repurchased in 2008, at an average cost of $30.41 per share.
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

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007			September 30, 2008			September 30, 2007
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Rate related income
Loans held for investment[1]	$343,996	$17,412	6.75%	$309,643	$16,961	7.30%	$370,276	$6,159	6.65%	$310,259	$5,747	7.41%
Loans held for sale	5,958	185	4.14%	396	22	7.41%	6,196	65	4.20%	1,176	22	7.48%
Federal funds sold	3,012	46	2.04%	4,722	177	5.00%	4,001	17	1.70%	7,211	89	4.94%
Bank deposits	2,712	99	4.87%	1,093	50	6.10%	2,058	24	4.66%	1,010	17	6.73%
Investments
Taxable[3]	19,873	846	5.68%	23,491	1,000	5.68%	19,365	289	5.97%	23,766	351	5.91%
Partially taxable [2,3]	10,091	369	4.88%	7,049	347	6.56%	8,834	125	5.66%	6,764	118	6.98%
Tax exempt [2,3]	184	6	4.35%	300	10	4.44%	125	1	3.20%	250	3	4.80%

Total earning assets	385,826	18,963	6.55%	346,694	18,567	7.14%	410,855	6,680	6.50%	350,436	6,347	7.24%

Interest Expense
Demand deposits	58,053	567	1.30%	51,997	875	2.24%	58,629	187	1.28%	54,250	315	2.32%
Savings	30,057	222	.98%	30,981	253	1.09%	31,921	77	.96%	30,028	83	1.11%
Time deposits	163,867	5,142	4.18%	168,561	5,869	4.64%	165,370	1,651	3.99%	170,732	2,028	4.75%
Short-term debt	24,007	402	2.23%	10,370	368	4.73%	38,992	216	2.22%	10,205	117	4.59%
Long-term debt	46,962	1,389	3.94%	27,246	925	4.53%	54,007	533	3.95%	26,280	312	4.75%

Total interest bearing liabilities	322,946	7,722	3.19%	289,155	8,290	3.82%	348,919	2,664	3.05%	291,495	2,855	3.92%

Net interest income [1]		$11,241			$10,277			$4,016			$3,492

Net yield on interest earning assets [1]			3.88%			3.95%			3.91%			3.99%

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
September 30, 2008
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$84,091	$22,966	$84,055	$5,284	$	$196,396
Installment	8,646	1,006	10,416	2,354		22,422
Real estate for investments	38,023	20,868	86,840	15,342		161,073
Real estate for sale Credit cards	1,900					1,900
Federal funds sold	9,405					9,405
Interest bearing bank deposits	1,844	891				2,735
Investment securities	3,227	4,646	4,086	8,316	4,825	25,100

Total	147,136	50,377	185,397	31,296	4,825	419,031

Sources of Funds

Interest bearing demand deposits		19,189	33,307	7,058		59,554
Savings deposits		6,492	19,474	6,491		32,457
Certificates of deposit $100,000 and over	8,536	32,536	16,522			57,594
Other certificates of deposit	27,303	61,668	34,217			123,188
Short-term borrowings	20,746					20,746
Long-term borrowings	6,202	17,428	39,977	179		63,786

Total	62,787	137,313	143,497	13,728		357,325

Discrete Gap	84,349	(86,936)	41,900	17,568	4,825	61,706

Cumulative Gap	84,349	(2,587)	39,313	56,881	61,706

Ratio of Cumulative Gap to Total Earning Assets	20.13%	(.62)%	9.38%	13.57%	14.73%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2008. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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
Changes in Internal Controls
     Due to the nature of the Company’s business as stewards of assets of customers; internal controls are of the utmost importance. The Company has established procedures during the normal course of business to reasonably ensure that fraudulent activity of either a material amount to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of an internal auditor to complete regular audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of the internal auditor are presented to management of the Bank and to the Audit Committee of the Company.

Part II Other Information

Item 1.	Legal Proceedings – Not Applicable

Item 1a.	Risk Factors – There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 20, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds– Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders– Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits
(a) Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed August 13, 2007.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

November 14, 2008