Form 10-K
period 2008-12-31
F&M BANK CORP
filed 2009-03-26
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,113,716 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2008 was approximately $68,188,478 based on the closing sales price of $32.26 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
     As of the close of business on March 1, 2009, there were 2,287,897 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2009 (the “Proxy Statement”).

PART I
Item 1. Business
General
F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its two affiliates, Farmers & Merchants Bank (Bank) and TEB Life Insurance Company (TEB). Farmers & Merchants Financial Services, Inc. (FMFS) is a wholly owned subsidiary of Farmers & Merchants Bank. Farmers & Merchants Bank also holds a majority ownership in VBS Mortgage LLC. (VBS).
Farmers & Merchants Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993. VBS (formerly Valley Broker Services, Inc.) was incorporated on May 11, 1999. The Bank purchased a majority interest in VBS on November 3, 2008.
The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage and other financial services to customers of Farmers & Merchants Bank. VBS originates conventional and government sponsored mortgages through two offices in Harrisonburg and Roanoke, VA.
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
Employees
On December 31, 2008, the Bank had 134 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F&M Bank Corp.
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

The stock of F & M Bank Corp. is subject to the registration requirements of the Securities Act of 1934. F & M Bank Corp. is subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission. As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002, which is aimed at improving corporate governance and reporting procedures. The Corporation is complying with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.
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
Payment of Dividends. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company. Under the current regulatory guidelines, prior approval from the Board of Governors of the Federal Reserve System is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines.
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
Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2008 were 9.44% and 10.04%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2008, was 7.64%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
Item 1B. — Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2008.

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
Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA.
VBS has two offices located at:

Harrisonburg Office 2040 Deyerle Avenue Suite 102 Harrisonburg, VA 22801	Roanoke Office 4519 Brambleton Avenue Suite 210 Roanoke, VA 24018
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

Transfer Agent and Registrar
Farmers & Merchants Bank
205 South Main Street
P.O. Box 1111
Timberville, VA 22853
Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2003, and the reinvestment of dividends.

	Period Ending December 31,
Index	2003	2004	2005	2006	2007	2008

F & M Corp	100.00	120.35	123.78	138.00	156.38	156.74
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank Index	100.00	112.06	113.59	132.87	103.25	58.91
Recent Stock Prices and Dividends
Dividends to shareholders totaled $2,083,000 and $2,031,000 in 2008 and 2007, respectively. Regular quarterly dividends have been declared for fifty six consecutive quarters. Dividends per share increased 4.65% in 2008.
The ratio of dividends per share to net income per share was 65.01% in 2008, compared to 45.60% in 2007. The decision as to timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

Stock Repurchases
As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2008 totaled 162,010 shares; of this amount, 58,344 shares were repurchased in 2008, at an average cost of $30.52 per share.
The number of common shareholders of record was approximately 1,665 as of March 1, 2009. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.
Quarterly Stock Information
These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2008			2007
	Per Share Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	29.50	32.05	$.22	28.15	33.00	$0.21
2nd	31.75	32.50	.22	30.00	33.75	0.21
3rd	30.10	33.00	.23	30.00	33.00	0.22
4th	28.80	31.50	.23	31.00	33.25	0.22

Total			$.90			$0.86

Item 6. Selected Financial Data
Five Year Summary of Selected Financial Data

(Dollars in thousands,
except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Interest and Dividend Income	$25,544	$24,635	$22,526	$19,878	$16,804
Interest Expense	10,498	11,043	9,091	6,998	5,396

Net Interest Income	15,046	13,592	13,435	12,880	11,408
Provision for Loan Losses	815	270	240	360	240

Net Interest Income after Provision for Loan Losses	14,231	13,322	13,195	12,520	11,168
Noninterest Income	3,169	3,215	2,754	2,643	2,254
Securities Gains (Losses)	(1,680)	101	193	71	532
Noninterest Expenses	11,097	10,532	9,688	8,608	7,741

Income before Income Taxes	4,623	6,106	6,454	6,626	6,213
Income Tax Expense	1,419	1,653	1,925	1,846	1,863

Net Income	$3,204	$4,453	$4,529	$4,780	$4,350

Per Share Data:
Net Income	$1.38	$1.89	$1.90	$1.99	$1.80
Dividends Declared	.90	.86	.82	.78	.74
Book Value	15.64	16.71	16.05	15.22	14.21

Balance Sheet Data:
Assets	$472,058	$386,727	$375,924	$346,328	$369,957
Loans Held for Investment	399,233	317,180	309,461	277,398	248,972
Loans Held for Sale	3,780	—	—	3,528	47,150
Securities	30,785	36,614	37,373	34,921	38,800
Deposits	342,225	298,560	289,522	267,310	246,505
Short-Term Debt	20,510	12,743	11,717	14,345	57,362
Long-Term Debt	65,331	29,714	29,247	22,808	26,462
Shareholders’ Equity	36,258	39,165	38,105	36,567	34,260
Average Shares Outstanding	2,319	2,360	2,386	2,404	2,414

Financial Ratios:
Return on Average Assets[1]	.75%	1.17%	1.26%	1.34%	1.31%
Return on Average Equity[1]	8.50%	11.53%	12.13%	13.56%	13.11%
Net Interest Margin	3.89%	3.94%	4.17%	4.01%	3.82%
Efficiency Ratio [2]	58.60%	60.31%	57.45%	53.07%	54.02%
Dividend Payout Ratio	65.01%	45.60%	43.12%	38.70%	41.06%

Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	8.85%	10.05%	10.36%	9.86%	10.00%
Allowance for Loan Losses to Loans[3]	.55%	.54%	.58%	.60%	.61%
Nonperforming Assets to Total Assets	1.01%	1.11%	.58%	.20%	.63%
Net Charge-offs to Total Loans[3]	.08%	.11%	.04%	.07%	.09%

[1]	Ratios are primarily based on daily average balances.

[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of F & M Bank Corp. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Information, of this Form 10-K.
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
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company adopted SFAS No. 142 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2008 or 2007. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2008, 2007 and 2006.
Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $598,000 and $874,000 at December 31, 2008 and 2007, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.
Securities Impairment
The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, and historical trends in the overall markets. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years) and current carrying values are compared to these expected values. Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $1,759,000 for 2008, $171,000 for 2007 and $40,000 for 2006.
Overview
The Company’s net income for 2008 totaled $3,204,000 or $1.38 per share, down 28.05% from $4,453,000 or $1.89 a share in 2007. Return on average equity decreased in 2008 to 8.50% versus 11.53% in 2007, while the return on average assets decreased from 1.17% to.75%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and other non-recurring income was $4,399,000 in 2008 versus $4,125,000 in 2007, an increase of 6.64%. Core profitability increased as a result of the growth in net interest income, which was driven by the significant loan portfolio growth of the Bank.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
See page 10 for a five-year summary of selected financial data.
Changes in Net Income per Common Share

	2008	2007
	to 2007	to 2006

Prior Year Net Income Per Share	$1.89	$1.90
Change from differences in:
Net interest income	.73	.13
Provision for credit losses	(.24)	(.01)
Noninterest income, excluding securities gains	(.01)	.21
Securities gains	(.76)	(.04)
Noninterest expenses	(.32)	(.41)
Income taxes	.09	.11

Total Change	(.51)	(.01)

Net Income Per Share	$1.38	$1.89

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
Net interest income for 2008 was $15,046,000 representing an increase of $1,454,000 or10.70%. A 1.17% increase in 2007 versus 2006 resulted in total net interest income of $13,592,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 14), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.
Loans held for investment, expressed as a percentage of total earning assets, increased slightly in 2008 to 90.44% as compared to 89.37% in 2007. Tax equivalent income on earning assets increased $961,000, supported by the increase in loan income of $1,338,000.
During 2008, yields on earning assets decreased .53%, primarily due to a.56% decrease in the yield on loans held for investment. This decrease is consistent with declining market rates resulting from Federal Reserve interest rate cuts and a slowing economy.
The average cost of interest bearing liabilities decreased .66% in 2008, following an increase of .47% in 2007. The decrease in average cost resulted following action by the Federal Reserve’s Federal Open Market Committee (FOMC), which cut the Federal Funds rate on seven occasions in 2008. These rate cuts were in response to the aforementioned slowing in the national economy following the subprime mortgage crisis and resulting capital markets crisis.
The analysis on the next page reveals a slight decrease in net interest margin to 3.89% in 2008 primarily due to changes in balance sheet leverage as loan growth was funded primarily by increasing long-term debt rather than through core deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Average Balances, Yields and Rates1

	2008			2007			2006
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans:[2]
Commercial	$128,815	7,976	6.19%	$98,027	7,629	7.78%	$87,343	$6,755	7.73%
Real estate	195,743	13,061	6.67%	185,383	12,415	6.70%	181,022	12,143	6.71%
Installment	31,239	2,735	8.76%	29,516	2,606	8.83%	25,867	2,147	8.30%

Loans held for investment	355,797	23,772	6.68%	312,926	22,650	7.24%	294,232	21,045	7.15%
Loans held for sale	5,816	238	4.09%	296	22	7.43%	140	9	6.43%

Investment securities:[3]
Fully taxable	19,813	1,101	5.56%	23,743	1,341	5.65%	22,045	1,004	4.55%
Partially taxable	6,583	509	7.73%	7,116	488	6.86%	7,012	459	6.55%
Tax exempt	169	8	4.73%	287	14	4.88%	375	17	4.53%

Total investment securities	26,565	1,618	6.09%	31,146	1,843	5.92%	29,432	1,480	5.03%

Interest bearing deposits in banks	2,426	117	4.82%	1,821	123	6.75%	1,859	120	6.46%
Federal funds sold	2,821	50	1.77%	3,960	196	4.95%	1,298	64	4.93%

Total Earning Assets	393,425	25,795	6.56%	350,149	24,834	7.09%	326,961	22,718	6.95%

Allowance for loan losses	(1,946)			(1,747)			(1,737)
Nonearning assets	34,748			32,972			35,246

Total Assets	$426,227			$381,374			$360,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —interest bearing	$58,682	$798	1.36%	$52,857	$1,172	2.22%	$40,833	581	1.42%
Savings	30,073	293	.97%	30,457	331	1.09%	37,954	446	1.18%
Time deposits	169,978	6,955	4.09%	168,005	7,819	4.65%	152,691	6,229	4.08%

Total interest bearing deposits	258,733	8,046	3.11%	251,319	9,322	4.00%	231,478	7,256	3.13%

Short-term debt	23,622	456	1.93%	11,040	502	4.55%	16,425	784	4.77%
Long-term debt	50,135	1,996	3.98%	26,940	1,219	4.52%	23,191	1,051	4.53%

Total interest bearing liabilities	332,490	10,498	3.16%	289,299	11,043	3.82%	271,094	9,091	3.35%

Noninterest bearing deposits	49,557			46,465			44,395
Other liabilities	6,469			6,975			7,645

Total liabilities	388,516			342,739			323,134
Stockholders’ equity	37,711			38,635			37,336

Total liabilities and stockholders’ equity	$426,227			$381,374			$360,470

Net interest earnings		$15,297			$13,791			$13,627

Net yield on interest earning assets (NIM)			3.89%			3.94%			4.17%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

[2]	Interest income on loans includes loan fees.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table illustrates the effect of changes in volumes and rates.

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income:
Loans held for investment	$3,104	$(1,982)	$1,122	$1,337	$268	$1,605
Loans held for sale	410	(194)	216	10	3	13
Investment securities:
Taxable	(222)	(18)	(240)	77	260	337
Partially taxable	(37)	58	21	7	22	29
Tax exempt	(6)		(6)	(4)	1	(3)
Interest bearing deposits in banks	41	(47)	(6)	(2)	5	3
Federal funds sold	(56)	(90)	(146)	131	1	132

Total Interest Income	3,234	(2,273)	961	1,556	560	2,116

Interest expense:
Deposits:
Demand	129	(503)	(374)	171	420	591
Savings	(4)	(34)	(38)	(88)	(27)	(115)
Time deposits	92	(956)	(864)	625	965	1,590

Short-term debt	572	(618)	(46)	(257)	(25)	(282)
Long-term debt	1,048	(271)	777	170	(2)	168

Total Interest Expense	1,837	(2,382)	(545)	621	1,331	1,952

Net Interest Income	$1,397	$109	$1,506	$935	$(771)	$164

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.
Interest Income
Tax equivalent interest income increased $961,000 or 3.87% in 2008, after increasing 9.31% or $2,116,000 in 2007. Overall, the yield on earning assets decreased .53%, from 7.09% to 6.56%. Loans grew at a record pace during 2008, with average loans outstanding increasing $42,871,000 to $355,797,000. Real estate loans increased 5.59% and commercial loans increased 31.41%. Combined these categories accounted for 95.98% of the total increase in year ending loans. The increase in both residential real estate and commercial loans is primarily the result of market conditions and recent additions to the lending staff. Market conditions contributed as other banks began to pull back on lending due to their rising loan losses or exposure to subprime lending. Our lending personnel contributed to our growth as we have recently added several business development officers that have experience with other institutions. These officers continue to be successful in bringing former and new customers to the Bank.
Average total securities, yielding 6.09%, decreased $4,581,000 during 2008. Proceeds from the sale and maturity of investment securities were used to fund (in part) the growth in the loan portfolio. Income on loans held for sale totaled $238,000, as compared to the $22,000 during 2007. The bank entered into this participation arrangement as a higher yielding alternative to federal funds sold. Due to the slowdown in secondary market lending, there was very little activity on this participation commitment during 2006 or 2007. However, as market rates began to fall in the early part of 2008 the originating bank had an increased need for participating banks to fund a portion of these loans. The Bank purchases a 95% participation interest in these loans. These participations are short-term, real estate loan participations that have an average life of approximately ten days. The Bank holds its participation interest in these loans during the period of time between loan closing and when the loan is paid off by the secondary market purchaser.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Interest expense decreased $545,000 or 4.94% during 2008, which followed a 21.47% increase $1,952,000 in 2007. The average cost of funds of 3.16% decreased .66% compared to 2007. Average interest bearing liabilities increased $43,191,000 in 2008 following an increase of $18,205,000 in 2007. Due to competition within the local market for deposits, the Bank experienced very little deposit growth during 2008. The increase in interest bearing liabilities was primarily the result of an increase in short and long term debt, which supported the growth of the loan portfolio. Expense of long-term debt increased $777,000 in 2008 after an increase of $168,000 in 2007. The average cost of long term debt declined from 4.52% in 2007 to 3.98% in 2008, with the increase in interest expense resulting from an increase of $23,195,000 in average long term debt outstanding for the year. The Company borrowed $39,747,000 in 2008 and $10,000,000 in 2007. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 14.
Noninterest Income
Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy significant revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). However, gross revenue for FMFS decreased $68,000 in 2008. This decrease resulted primarily from a reduction in brokerage income as sales of investment products declined due to concerns over stock market volatility and the slowing of the national economy.
Exclusive of losses, non-interest income decreased 1.43% ($46,000) in 2008 following an increase of 16.75% in 2007. Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $336,000 and $293,000 in 2008 and 2007. Investments in low income housing projects resulted in non-interest income of $102,000 in 2008 and $227,000 in 2007, a decrease of $125,000. This decrease is primarily the result of a decline in non-recurring state tax credits received on the Company’s investment in one of its low income housing projects.
Securities transactions in 2008 resulted in losses of $1,681,000 after recognition of impairment write-downs totaling $1,759,000 on several holdings within the equities portfolio. This followed a gain of $101,000 in 2007. The losses within the securities portfolio were not the result of securities actually sold, but due to the recognition of Other Than Temporary Impairment (OTTI) losses on securities that declined significantly in value. Typically securities are considered impaired when their value has been significantly below cost for over a year. With the continued decline in the stock market, there will likely be more OTTI losses in 2009 unless the markets experience a rapid and significant recovery.
Noninterest Expense
Noninterest expenses increased from $10,532,000 in 2007 to $11,097,000 in 2008, a 5.36% increase. Salary and benefits increased 5.77% to $6,623,000 in 2008 and 9.32% in 2007. The 2008 increase resulted from additions to staff to support Bank growth and expansion, normal salary adjustments and increases in insurance costs.. Occupancy and equipment expense decreased 5.85% ($71,000) in 2008, following a 13.18% increase in 2007. The decrease in 2008 was primarily the result in reduced depreciation expense as a result of equipment that became fully depreciated in late 2007 and remained in service during 2008. The increase in 2007 was due to ATM upgrades, new vehicles, computer equipment and full year costs associated with three branch offices that were opened at various dates during 2006.
Other operating expense increased $274,000 in 2008, following a $170,000 increase in 2007. Much of the increase was due to an increase in FDIC assessments, data processing and legal fees. During 2008, noninterest expenses dropped as a percentage of total assets due to the rapid growth in total assets. Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.60%, 2.76%, and 2.69%, in 2008, 2007 and 2006, respectively. Peer group averages have ranged between 3.23% and 3.44% over the same time period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Loan Losses
Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $270,000 in 2007 to $815,000 in 2008. The increase in the provision was due primarily to the rapid portfolio growth and its impact on the calculation of the reserves needed based on historic loss rates and allocations for environmental factors that are driven in part by portfolio size.
Actual net loan charge-offs were $329,000 in 2008 and $358,000 in 2007. Loan losses as a percentage of average loans held for investment totaled .09 % and .12% in 2008 and 2007, respectively. This loss rate is significantly better than peer group averages which were .84% in 2008 and .25% in 2007.
Of the $329,000 in net charge-offs during 2008, $286,000 resulted from one commercial loan relationship that was charged off during the year. This loan resulted from a restructuring, during 2007, of several loans to several service related businesses that were non-performing. The restructured loan performed as agreed for approximately six months before deteriorating and becoming a non-performing asset. While there were deficiencies in collateral perfection, the principal reason for the impairment was poor management which resulted in a decline in the business (closure of two of the businesses) and a decrease in resale value.
During 2007, this loan was written down due to impairment and accounted for $293,000 of the Bank’s $358,000 in net charge-offs. The loan was not charged off in full during 2007, because as of yearend there were ongoing negotiations for the possible sale of the business or possible reaffirmation of a part of the debt. At the end of 2007 the remaining loan balance which was still carried was listed as a non-accrual asset and was fully reserved in the allowance for loan loss calculation as an impaired asset, pending the outcome of asset sales and bankruptcy proceedings. The aforementioned sale of the business and/or reaffirmation did not occur. Following receipt of proceeds from asset sales and bankruptcy liquidation, the remainder of the loan was charged off in 2008.Funding of the allowance for loan losses was increased in 2008 in part to account for the remaining loss that was anticipated on this relationship.
Balance Sheet
Total assets increased 22.06% during the year to $472,058,000, an increase of $85,331,000 from $386,727,000 in 2007. Earning assets increased 24.20% or $84,866,000 to $435,501,000 at December 31, 2008. Much of the increase in earning assets resulted from growth in the portfolio of loans held for investment which totaled $399,233,000 at year end 2008. Deposit growth for 2008 totaled $43,666,000 or 14.63%; however local deposits increased only $16 million, with non-local, brokered deposits and Federal Home Loan Bank debt providing the bulk of the funding for loan growth. The Company continues to utilize its assets well with 92.27% of year-end assets consisting of earning assets.
Investment Securities
Average balances in investment securities decreased 14.71% in 2008 to $26,565,000. Proceeds from the sale or maturity of investments were used in part to support loan growth and for debt repayment. At year end, 5.13% of earning assets of the Company were held as investment securities to provide liquidity, as security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 6.09% for 2008, up from 5.92% in 2007. Average yields on the investment portfolio now exceed peer group averages primarily due to a lengthening of asset maturities within the bond portfolio of the Bank and additional investments in dividend yielding investments held by the Company. It is anticipated that these yields will fall in 2009 as maturing debt securities reprice at lower yields and as some of the issuers of equity securities have recently cut dividends due to the weakening economy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company recognized losses totaling $1,681,000 on its equities portfolio. Of this amount, $1,759,000 in losses resulted from Other Than Temporary Impairment (OTTI) write-downs on several of its holdings. Management considers a number of factors in determining whether to recognize OTTI on any of its securities, including current market conditions, historical trends in individual securities, historical trends in the overall market and length of time that a security has been below cost. Additional information on the securities impairment write-downs can be found on page 12 under the caption “Securities Impairment” and page 16 under the caption “Noninterest Income”.
The composition of securities at December 31 was:

(Dollars in thousands)	2008	2007	2006

Available for Sale:[1]
U.S. Treasury and Agency	$10,194	$16,459	$18,945
Municipal	125	250	369
Mortgage-backed[2]	8,574	5,411	2,506
Corporate bonds	281	2,426	2,437
Marketable equity securities	3,063	5,668	6,508

Total	22,237	30,214	30,765

Held to Maturity:
U.S. Treasury and Agency	110	109	110

Total	110	109	110
Other Equity Investments	8,439	6,291	6,498

Total Securities	$30,786	$36,614	$37,373

[1]	At estimated fair value.

[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
Maturities and weighted average yields of debt securities at December 31, 2008 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

			Years to Maturity
	Less		One to		Over
	than one		Five		Five
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount		Yield	Total	Yield

Debt Securities Available for Sale:

U.S. Treasury & Agency	$4,095	5.32%	$6,099	4.70%	$			$10,194	4.95%
Municipal	125	4.95%						125	4.95%
Mortgage-backed						8,574	5.14%	8,574	5.14%
Corporate bonds						281	17.07%	281	17.07%

Total	$4,220	5.31%	$6,099	4.70%		$8,855	5.52%	$19,174	5.50%

Debt Securities Held to Maturity:

U.S. Treasury & Agency	$110	4.78%						110	4.78%

Total	$110	4.78%						$110	4.78%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Analysis of Loan Portfolio
The Company’s portfolio of loans held for investment totaled $399,233,000 at December 31, 2008 compared with $317,180,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 37.56% during 2008 to $141,906,000. Real estate mortgages increased $19,388,000 (13.67%). Growth has included a variety of loan and collateral types including residential real estate, real estate development and commercial real estate loans to finance warehouse and storefront properties. In 2007 and 2008, the Bank added to its business development lending staff an experienced commercial lender and an agri-business lender. The experienced commercial lender was hired from another local bank that had been merged into a larger institution. The agri-business had retired from a position with the Federal government in the local Farm Services Agency. Both of these officers have a loyal customer following and have contributed to the loan growth described above. Management anticipates that these customers will continue to convert over to the Bank over the next several years as borrowing needs arise.
Construction loans increased $19,958,000 or 38.90%, this increase resulted primarily from several large real estate development loans. The growth in construction loans within our portfolio was broadly diversified with loans to a variety of developers, including large multi-unit single family developments, single lot spec homes; and multifamily properties in various locations throughout our market area. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.
Consumer installment loans increased $4,020,000. This category includes personal loans, auto loans and other loans to individuals. While this category continues to suffer from strong competition by other providers of automobile financing, growth was achieved due to increases in home equity lines of credit and amortizing second mortgages. Throughout most of the year, the Bank offered special financing terms that included covering borrower closing costs or discounts on the initial interest rate for a period of time. Credit card balances increased $140,000 to $1,940,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Real estate — mortgage	$161,224	$141,836	$137,595	$133,826	$147,281
Real estate — construction	71,259	51,301	46,669	33,540	17,365
Consumer installment	22,792	18,772	15,990	16,435	20,006
Commercial	115,297	86,048	89,347	73,896	43,973
Agricultural	18,711	15,701	14,587	14,759	15,110
Multi-family residential	7,898	1,412	3,462	3,261	3,703
Credit cards	1,940	1,800	1,709	1,616	1,478
Other	112	310	102	65	56

Total Loans	$399,233	$317,180	$309,461	$277,398	$248,972

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2008:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and agricultural loans	$51,159	$75,460	$7,389	$134,008
Multi-family residential	560	7,338		7,898
Real Estate — mortgage	55,591	89,733	15,900	161,224
Real Estate — construction	54,964	14,750	1,545	71,259
Consumer — installment/other	11,924	10,605	2,315	24,844

Total	$174,198	$197,886	$27,149	$399,233

Loans with predetermined rates	$11,905	$20,404	$22,639	$54,948
Loans with variable or adjustable rates	162,293	177,482	4,510	344,285

Total	$174,198	$197,886	$27,149	$399,233

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
Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 36% of the loans are secured by automobiles and trucks.
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
During recent years, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property, however due to the slowing economy and declining real estate sales it is estimated that values actually declined approximately 10% in 2008. Approximately 80% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.
The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, churches, assisted living facilities, multi-family properties and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2008, there are no industry categories of loans that exceed 10% of total loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nonaccrual and Past Due Loans
The following table shows loans placed in a nonaccrual status and loans contractually past due 90 days or more as to principal or interest payments.

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccruing loans	$1,374	$1,758	$—	$63	$864
Loans past due 90 days or more	3,392	2,585	2,187	632	1,379

Total	$4,766	$4,343	$2,187	$695	$2,243

Percentage of total loans	1.19%	1.37%	.71%	.25%	.90%
Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible. At December 31, 2008, 2007, and 2006, there were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended. At year end 2008, nonaccrual loans include five loan relationships, four of which are secured by real estate.
Potential Problem Loans
Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2008, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
All potential losses are evaluated within a range of low to high. An allowance for environmental factors (such as trends in past due/impaired loans, volume and terms of loans, changes in lending policies/procedures, experience of lending staff/management, local/national economic trends and credit concentrations) has been established to reflect other unidentified losses within the portfolio. The environment factor allowance mitigates the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.
The allowance for loan losses of $2,189,000 at December 31, 2008 is equal to .55% of total loans held for investment. This compares to an allowance of $1,703,000 (.54%) at December 31, 2007. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately seven years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.
Loan losses, net of recoveries, totaled $329,000 in 2008 which is equivalent to .08% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of ..08% which is less than thirty percent of the loss rate of its peer group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of period	$1,703	$1,791	$1,673	$1,511	$1,484
Provision charged to expenses	815	270	240	360	240
Loan losses:
Commercial	294	331	19	128	123
Installment	106	119	143	135	166
Real estate					7

Total loan losses	400	450	162	263	296

Recoveries:
Commercial	7	9	4	19	16
Installment	63	83	36	46	67
Real estate	1

Total recoveries	71	92	40	65	83

Net loan losses	329	358	122	198	213

Balance at end of period	$2,189	$1,703	$1,791	$1,673	$1,511

Allowance for loan losses as a percentage of loans	.55%	.54%	58%	.60%	.61%

Net loan losses to loans outstanding	.08%	.11%	.04%	.07%	.09%
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
The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)

Commercial	$1,200	36%	$900	32%	$666	34%	$648	32%	$506	33%
Real estate	450	58%	300	61%	300	61%	300	61%	280	59%
Installment	539	6%	428	7%	750	5%	650	7%	650	8%
Unallocated		%	75	%	75		75		75

Total	$2,189	100%	$1,703	100%	$1,791	100%	$1,673	100%	$1,511	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits and Borrowings
The Bank recognized an increase in year-end deposits in 2008 of 14.63%. Interest bearing demand deposits have increased primarily as a result of the new Platinum Rewards interest bearing checking account which the Bank began offering in March 2008. At year end there were balances of approximately $15 million in this new account. Balances in certificates of deposit were flat most of the year and only increased as a result of non-local certificates (gathered through an online listing service used by other banks and credit unions) and as a result of the Bank’s membership in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At year end the Bank had obtained a total of $12,173,000 in CDARS funding.
The Bank has traditionally avoided brokered deposits believing that they were unstable and, thus not desirable. However, some of the deposits raised through the online listing service are considered brokered deposits. Also, under current banking regulations, CDARS deposits are considered brokered deposits even though in the reciprocal program the original source of funds came from local customers. Certificates of deposit over $100,000 totaled $63,855,000 at December 31, 2008. The maturity distribution of these certificates is as follows:

(Dollars in thousands)	2008	2007

Less than 3 months	$15,314	$17,376
3 to 12 months	29,553	13,757
1 year to 5 years	18,988	13,379

Total	$63,855	$44,512

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) daily rate credit and long-term debt obtained through the FHLB. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.
Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Bank borrowed $34,747,000 in 2008 and $10,000,000 in 2007 in long term loans. Quarterly installment payments on FHLB debt totaled $4,131,000 for the year. These loans carry an average rate of 3.74% at December 31, 2008.
Stockholder’s Equity
Total stockholders’ equity decreased $2,907,000 or 7.42% in 2008. While net income totaled $3,204,000, capital was reduced by dividends ($2.083 million), shares repurchased ($1.805 million) and changes in other comprehensive income ($1.912 million). As of December 31, 2008, book value per share was $15.64 compared to $16.71 as of December 31, 2007. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.
Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2008, the Company had Tier I capital of 9.44% of risk weighted assets and combined Tier I and II capital of 10.04% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2008, the Company reported a leverage ratio of 7.64%. The Bank’s leverage ratio was also substantially above the minimum.
Market Risk Management
Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin decreased .05% in 2008 and decreased .23% in 2007. Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. Including its last rate cut in December 2008, the Federal Reserve cut short term rates a total of 5.00% to a target of 0 to .25%.
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
Liquidity as of December 31, 2008 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.
The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2008. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of (3.58%) of total earning assets, compared to (6.05%) in 2007. Approximately 44.28% of rate sensitive assets and 53.24% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $65,568,000 during the year, while total earning assets increased $84,866,000. Growth in the loan portfolio was concentrated in real estate secured loans, including both amortizing residential and commercial loans which typically have an initial rate adjustment period of three to five years and construction loans which typically have a term of one year and a rate that floats with the prime rate. Short term liabilities increased $7,232,000, while total interest bearing liabilities increased a total of $89,949,000. Due to the relatively flat yield curve, management has aggressively cut deposit rates and has lengthen the term on some of its fixed rate borrowings with FHLB. These actions have resulted in the improvement in the negative GAP position in the one year time period and have helped to mitigate the decline in the net interest margin.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following GAP analysis shows the time frames as of December 31, 2008, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total

Rate Sensitive Assets:
Loans held for investment	$136,326	$37,872	$197,886	$27,149	$	$399,233
Loans held for sale	3,780					3,780
Federal Funds Sold	8,979					8,979
Investments securities	75	4,628	6,098	8,201	3,345	22,347
Interest bearing bank deposits	667	495				1,162

Total	149,827	42,995	203,984	35,350	3,345	435,501

Rate Sensitive Liabilities:
Interest bearing demand deposits		19,343	35,254	7,955		62,552
Savings		5,874	17,620	5,873		29,367
Certificates of deposit $100,000 and over	15,314	29,553	18,988			63,855
Other certificates of deposit	34,654	50,956	51,055			136,665

Total Deposits	49,968	105,726	122,917	13,828		292,439
Short-term debt	19,760					19,760
Long-term debt	11,952	20,997	29,132	4,000		66,081

Total	81,680	126,723	152,049	17,828		378,280

Discrete Gap	68,147	(83,728)	51,935	17,522	3,345	57,221
Cumulative Gap	68,147	(15,581)	36,354	53,876	57,221
As a % of Earning Assets	15.65%	(3.58)%	8.35%	12.37%	13.14%
•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.
In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.
In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.
The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.
FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.
FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.
The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.
On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008.
FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no impact on the financial position of the Company.
FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.
FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 4.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarterly Results
The table below lists the Company’s quarterly performance for the years ended December 31, 2008 and 2007:

	2008
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,765	$6,617	$6,128	$6,034	$25,544
Interest Expense	2,776	2,665	2,453	2,604	10,498

Net Interest Income	3,989	3,952	3,675	3,430	15,046
Provision for Loan Losses	430	120	175	90	815

Net Interest Income after Provision For Loan Losses	3,559	3,832	3,500	3,340	14,231

Non-Interest Income	(563)	475	896	681	1,489
Non-Interest Expense	2,890	2,793	2,761	2,653	11,097

Income before taxes	106	1,514	1,635	1,368	4,623
Income Tax Expense	136	428	491	364	1,419

Net Income	$(30)	$1,086	$1,144	$1,004	$3,204

Net Income Per Share	$(.01)	$.47	$.49	$.43	$1.38

	2007
Dollars in thousands	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,208	$6,288	$6,176	$5,963	$24,635
Interest Expense	2,753	2,820	2,781	2,689	11,043

Net Interest Income	3,455	3,468	3,395	3,274	13,592
Provision for Loan Losses	90	60	60	60	270

Net Interest Income after Provision For Loan Losses	3,365	3,408	3,335	3,214	13,322

Non-Interest Income	765	891	895	765	3,316
Non-Interest Expense	2,695	2,706	2,596	2,535	10,532

Income before taxes	1,435	1,593	1,634	1,444	6,106
Income Tax Expense	333	468	497	355	1,653

Net Income	$1,102	$1,125	$1,137	$1,089	$4,453

Net Income Per Share	$.47	$.48	$.48	$.46	$1.89

Item 8. Financial Statements and Supplementary Information
F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Cash and due from banks (notes 3 and 13)	$5,686,781	$8,705,518
Federal funds sold	8,979,000

Cash and cash equivalents	14,665,781	8,705,518

Interest bearing deposits (note 13)	1,162,265	3,131,865
Securities:
Held to maturity — fair value of $110,000 in 2008 and $109,000 in 2007 (note 4)	109,634	108,656
Available for sale (note 4)	22,237,430	30,213,677
Other investments (note 4)	8,438,964	6,291,348
Loans held for sale	3,780,287
Loans held for investment (notes 5 and 13)	399,232,536	317,179,613
Less allowance for loan losses (note 6)	(2,189,261)	(1,702,501)

Net Loans Held for Investment	397,043,275	315,477,112

Bank premises and equipment, net (note 7)	7,457,128	7,221,493
Interest receivable	2,056,162	1,931,976
Core deposit intangible (note 21)	597,874	873,816
Goodwill (note 21)	2,669,517	2,638,677
Bank owned life insurance (note 22)	6,304,263	6,005,311
Other assets	5,535,207	4,127,726

Total Assets	472,057,787	386,727,175

Liabilities
Deposits:
Noninterest bearing	49,785,896	49,754,614
Interest bearing:
Demand	39,772,929	25,195,705
Money market accounts	22,779,161	30,393,490
Savings	29,366,527	28,213,641
Time deposits over $100,000 (note 8)	63,855,260	44,512,039
All other time deposits (note 8)	136,665,430	120,490,173

Total Deposits	342,225,203	298,559,662

Short-term debt (note 9)	20,510,287	12,743,051
Accrued liabilities	7,686,661	6,545,495
Long-term debt (note 10)	65,330,833	29,714,286

Total Liabilities	435,752,984	347,562,494

Minority Interest in Consolidated Subsidiary	46,829

Stockholders’ Equity (Note 20)
Common stock $5 par value, 6,000,000 shares authorized, 2,289,497 and 2,343,890 shares issued and outstanding for 2008 and 2007, respectively	11,447,485	11,719,450
Capital surplus
Retained earnings (note 17)	27,686,745	28,409,273
Accumulated other comprehensive income (loss)	(2,876,256)	(964,042)

Total Stockholders’ Equity	36,257,974	39,164,681

Total Liabilities and Stockholders’ Equity	$472,057,787	$386,727,175

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2008, 2007 and 2006

	2008	2007	2006

Interest and Dividend Income:
Interest and fees on loans held for investment	$23,638,923	$22,560,401	$20,956,638
Interest on loans held for sale	238,249	21,794	9,230
Interest on deposits and federal funds sold	167,441	319,048	184,482
Interest on debt securities	970,523	1,231,825	922,996
Dividends on equity securities	529,268	502,080	452,453

Total Interest and Dividend Income	25,544,404	24,635,148	22,525,799

Interest Expense:
Interest on demand deposits	798,137	1,171,782	581,331
Interest on savings deposits	293,461	331,218	445,925
Interest on time deposits over $100,000	1,906,538	2,304,597	1,897,235
Interest on all other time deposits	5,047,994	5,513,883	4,331,909

Total interest on deposits	8,046,130	9,321,480	7,256,400
Interest on short-term debt	456,398	501,932	783,820
Interest on long-term debt	1,995,514	1,219,489	1,050,761

Total Interest Expense	10,498,042	11,042,901	9,090,981

Net Interest Income	15,046,362	13,592,247	13,434,818

Provision for Loan losses (note 6)	815,000	270,000	240,000

Net Interest Income After Provision for Loan Losses	14,231,362	13,322,247	13,194,818

Noninterest Income (Expenses):
Service charges on deposit accounts	1,356,494	1,209,972	1,196,688
Insurance and other commissions	271,078	368,990	311,234
Other operating income	1,193,991	1,342,851	971,293
Income on bank owned life insurance	336,459	293,271	274,548
Other than temporary impairment losses	(1,758,730)	(171,000)	(40,000)
Gain (loss) on the sale of securities (note 4)	78,173	272,185	232,672

Total Noninterest Income	1,477,465	3,316,269	2,946,435

Noninterest Expenses:
Salaries	5,131,045	4,737,325	4,272,028
Employee benefits (note 12)	1,491,847	1,524,208	1,455,836
Occupancy expense	578,735	598,598	517,008
Equipment expense	564,410	615,083	555,342
Amortization of intangibles (notes 2 and 20)	275,942	275,942	275,942
Other operating expenses	3,055,498	2,781,150	2,610,684

Total Noninterest Expenses	11,097,477	10,532,306	9,686,840

Income before Income Taxes	4,611,350	6,106,210	6,454,413

Income Tax Expense (note 11)	1,418,628	1,653,124	1,925,073
Minority interest in consolidated subsidiary (earnings) losses	11,294

Net Income	$3,204,016	$4,453,086	$4,529,340

Per Share Data Net Income	$1.38	$1.89	$1.90

Cash Dividends	$.90	$.86	$.82

Average Common Shares Outstanding	2,318,998	2,359,540	2,386,257

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007 and 2006

					Accumulated
					Other
	Common	Capital		Retained	Comprehensive
	Stock	Surplus		Earnings	Income (Loss)	Total

Balance December 31, 2005, restated	12,010,185	$		$24,838,850	$(578,962)	$36,270,073

Comprehensive Income:
Net income				4,529,340		4,529,340
Net change in other comprehensive income (note 2)					18,603	18,603

Total comprehensive Income						4,547,943

Tax benefit of ESOP dividends			30,054			30,054
Dividends on common stock				(1,953,130)		(1,953,130)
Stock sold to ESOP (10,000 shares)	50,000		225,500			275,500
Stock repurchased (37,844 shares)	(189,220)		(255,554)	(620,822)		(1,065,596)

Balance December 31, 2006	11,870,965			26,794,238	(560,359)	38,104,844

Comprehensive Income:
Net income				4,453,086		4,453,086
Net change in other comprehensive income (note 2)					(403,683)	(403,683)

Total Comprehensive Income						4,049,403

Tax benefit of ESOP dividends Dividends on common stock				(2,030,564)		(2,030,564)
Stock issued (294 shares)	1,470			8,082		9,552
Stock repurchased (30,597 shares)	(152,985)			(815,569)		(968,554)

Balance December 31, 2007	11,719,450			28,409,273	(964,042)	39,164,681

Cumulative effect of initial adoption of EITF 06-4				(428,112)		(428,112)
Comprehensive Income:
Net income				3,204,016		3,204,016
Net change in other comprehensive income (note 2)					(1,912,214)	(1,912,214)

Total Comprehensive Income						1,291,802

Dividends on common stock				(2,083,015)		(2,083,015)
Stock issued (3,951 shares)	19,755		98,380			118,135
Stock repurchased (58,344 shares)	(291,720)		(98,380)	(1,415,417)		(1,805,517)

Balance December 31, 2008	11,447,485	$		$27,686,745	$(2,876,256)	$36,257,974

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$3,204,016	$4,453,086	$4,529,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on securities transactions	(78,173)	(272,185)	(232,672)
Other than temporary impairment losses	1,758,730	171,000	40,000
Depreciation	630,314	697,659	605,436
Accretion of securities	(29,717)	(111,489)	20,087
Net decrease (increase) in loans held for sale	(3,780,287)		3,528,233
Provision for loan losses	815,000	270,000	240,000
Provision for deferred taxes	(159,824)	(346,191)	(7,619)
(Increase) decrease in interest receivable	(124,187)	(55,326)	(509,769)
(Increase) decrease in other assets	(69,785)	(831,946)	(435,415)
Increase (decrease) in accrued expenses	538,980	(299,666)	1,913,496
Change in pension liability	(1,835,082)	531,150	(972,546)
Amortization of limited partnership investments	431,584	722,041	381,532
Amortization of intangibles	275,942	275,942	275,942
Gain on sale of property and equipment	(1,902)	(68,904)
Income from life insurance investment	(298,952)	(293,271)	(274,548)

Net Cash Provided by Operating Activities	1,276,657	4,841,900	9,101,497

Cash Flows from Investing Activities:
(Increase) decrease in interest bearing bank deposits	1,969,600	(1,127,083)	223,485
Purchase of securities held to maturity		(108,166)
Proceeds from maturities of securities held to maturity		110,000
Proceeds from maturities of securities available for sale	23,843,841	22,499,667	3,185,832
Proceeds from sales of securities available for sale	1,511,286	2,172,552	14,993,465
Purchases of securities available for sale	(22,654,078)	(25,514,141)	(19,855,479)
Net increase in loans held for investment	(82,381,163)	(8,077,058)	(32,184,826)
Purchase of life insurance			(350,000)
Purchase of property and equipment	(864,047)	(140,648)	(2,558,460)
Proceeds from life insurance policy		246,332

Net Cash Used in Investing Activities	(78,564,561)	(9,938,545)	(36,545,983)

Cash Flows from Financing Activities:
Net change in federal funds purchased	(2,932,000)	370,000	2,562,000
Net change in demand and savings deposits	8,147,063	8,044,854	(3,638,180)
Net change in time deposits	35,518,478	992,378	25,850,833
Net change in short-term debt	10,699,236	656,122	(5,190,551)
Dividends paid in cash	(2,103,775)	(2,016,246)	(1,932,696)
Proceeds from long-term debt	39,747,500	10,000,000	15,000,000
Payments to repurchase common stock	(1,805,517)	(968,554)	(1,065,596)
Proceeds from issuance of common stock	118,135	9,552	275,500
Repayments of long-term debt	(4,130,953)	(9,532,966)	(8,560,990)

Net Cash Provided by Financing Activities	83,258,167	7,555,140	23,300,320

Net Increase (Decrease) in Cash and Cash Equivalents	5,970,263	2,458,495	(4,144,166)

Cash and Cash Equivalents, Beginning of Year	8,705,518	6,247,023	10,391,189

Cash and Cash Equivalents, End of Year	$14,665,781	$8,705,518	$6,247,023

Supplemental Disclosure:
Cash paid for:
Interest expense	$10,646,216	$10,801,426	$8,808,949
Income taxes	950,000	1,155,000	1,500,000
The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 NATURE OF OPERATIONS:
F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah and Page Counties in Virginia, and the adjacent counties of Augusta, Virginia and Hardy, West Virginia. Services are provided at nine branch offices. The Company offers insurance, mortgage lending and financial services through its subsidiaries, TEB Life Insurance, Inc. and Farmers & Merchants Financial Services, Inc, and VBS Mortgage, LLC.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry.
The following is a summary of the more significant policies:
Principles of Consolidation
The consolidated financial statements include the accounts of Farmers and Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. and VBS Mortgage, LLC. (net of minority interest). Significant inter-company accounts and transactions have been eliminated.
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
December 31, 2008 and 2007
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Intangible Assets
Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $597,874 and $873,816 at December 31, 2008 and 2007, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
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
Goodwill totaled $2,669,517 and $2,638,677 at December 31, 2008 and 2007, respectively. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2008, 2007 or 2006. Application of the non-amortization provisions of the Statement resulted in additional pre-tax net income of approximately $181,000 for the years ended December 31, 2008, 2007 and 2006.
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
Advertising Costs
The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2008, 2007, and 2006 were $295,214, $244,930 and $245,175, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
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
In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.
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
The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2008		2007		2006

Changes in:
Adjustment for initial adoption of SFAS 158	$		$		$(972,546)
Funded Status Adjustment		(1,835,082)		531,150	—
Tax effect		623,928		(180,591)	330,666

Pension plan adjustment, net of tax		(1,211,154)		350,559	(641,880)

Unrealized holding gains (losses) on available-for-sale securities		(2,742,769)		(1,041,606)	1,178,068
Other than temporary impairment losses		1,758,730		171,000	40,000
Reclassification adjustment for (gains) losses realized in income		(78,173)		(272,185)	(232,672)

Net unrealized gains (losses)		(1,062,212)		(1,142,791)	985,396
Tax effect		361,152		388,549	(324,913)

Unrealized holding gain (losses), net of tax		(701,060)		(754,242)	660,483

Net change in other comprehensive income		$(1,912,214)		$(403,683)	$18,603

Earnings Per Share
Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2007.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Derivative Financial Instruments and Change in Accounting Principle, continued
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.
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
NOTE 3 CASH AND DUE FROM BANKS:
The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2008 and 2007.
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
U. S. Treasuries	$109,634	$	$	$109,634

December 31, 2007
U. S. Treasuries	$108,656	$—	$—	$108,656

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
The amortized cost and fair value of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
Government sponsored enterprises	$10,012,805	$202,895	$21,860	$10,193,840
Mortgage-backed obligations of federal agencies	8,391,182	193,059	10,475	8,573,766
Marketable equities	5,430,255	22	2,366,026	3,064,251
Municipals	125,000		227	124,773
Corporate bonds	280,800			280,800

Total Securities Available for Sale	$24,240,042	$395,976	$2,398,588	$22,237,430

December 31, 2007
Government sponsored enterprises	$16,282,790	$175,751	$—	$16,458,541
Mortgage-backed obligations of federal agencies	5,402,217	26,227	17,486	5,410,958
Marketable equities	6,619,988	363,337	1,315,135	5,668,190
Municipals	250,000	—	313	249,687
Corporate bonds	2,617,114	—	190,813	2,426,301

Total Securities Available for Sale	$31,172,109	$565,315	$1,523,747	$30,213,677

The amortized cost and fair value of securities at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$109,634	$109,634	$4,115,180	$4,219,913
Due after one year through five years			6,022,625	6,098,700
Due after five years			8,671,982	8,854,566

	109,634	109,634	18,809,787	19,173,179
Marketable equities			5,430,255	3,064,251

Total	$109,634	$109,634	$24,240,042	$22,237,430

There were no sales of debt securities during 2008, 2007, or 2006. Following is a table reflecting gains and losses on equity securities:

	2008	2007	2006

Gains	$244,181	$343,944	$257,172
Losses	(166,008)	(72,759)	(24,500)

Net Gains	$78,173	$272,185	$232,672

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $21,078,000 at December 31, 2008 and $20,975,000 at December 31, 2007.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
Other investments consist of investments in eleven low-income housing and historic equity partnerships (carrying basis of $3,682,000), stock in the Federal Home Loan Bank, and various other investments (carrying basis of $4,757,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2008. At December 31, 2008, the Company was committed to invest an additional $1,898,000 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.
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
A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2008
Government sponsored enterprises	$2,002	$(22)	$	$	$2,002	$(22)
Mortgage backed obligations			373	(11)	373	(11)
Marketable equities	598	(381)	1,853	(1,985)	2,451	(2,366)

Total	$2,600	$(403)	$2,226	$(1,996)	$(4,826)	$(2,399)

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
The Company recognized impairment losses of $1,759,000, $171,000, and $40,000 in the carrying basis of its equity holdings in 2008, 2007, and 2006, respectively. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under SFAS 115.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 5 LOANS:
Loans held for investment as of December 31:

	2008	2007

Real Estate
Construction	$71,259,034	$51,300,779
Mortgage	169,121,443	143,248,260
Commercial and agricultural	134,008,258	101,749,009
Installment	22,791,468	18,771,600
Credit cards	1,940,301	1,799,630
Other	112,032	310,335

Total	$399,232,536	$317,179,613

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $167,246,000 and $143,662,000 as of December 31, 2008 and 2007, respectively. Prior to 2004, the Company pledged specific residential real estate loans to secure its borrowings from the FHLB. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.
The following is a summary of information pertaining to impaired loans (in thousands):

	2008	2007		2006

Impaired loans without a valuation allowance	$1,743	$		$
Impaired loans with a valuation allowance	1,676		2,748		3,901

Total impaired loans	$3,419		$2,748		$3,901

Valuation allowance related to impaired loans	$468		$682		$475

	2008	2007	2006

Average investment in impaired loans	$3,908	$3,408	$3,552

Interest income recognized on impaired loans	$162	$247	$254

Loans held for sale consists of the Bank’s commitment to purchase up to $35,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 45 days, with an average of 10 days during 2007 and 2008.
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
Loans held for sale as of December 31:

	2008	2007

Real Estate	$3,780,287	None

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 6 ALLOWANCE FOR LOAN LOSSES:
A summary of changes in the allowance for loan losses is shown in the following schedule:

	2008	2007	2006

Balance, beginning of year	$1,702,501	$1,791,248	$1,672,936
Provision charged to operating expenses	815,000	270,000	240,000
Loan recoveries	71,751	91,620	39,998
Loans charged off	(399,991)	(450,367)	(161,686)

Balance, end of year	$2,189,261	$1,702,501	$1,791,248

Percentage of loans held for investment	.55%	.54%	.58%
NOTE 7 BANK PREMISES AND EQUIPMENT
Bank premises and equipment as of December 31 are summarized as follows:

	2008	2007
Land	$1,063,320	$1,063,320
Buildings and improvements	6,844,160	6,799,982
Furniture and equipment	4,810,223	4,563,762

	12,717,703	12,427,064
Less — accumulated depreciation	(5,260,575)	(5,205,571)

Net	$7,457,128	$7,221,493

Provisions for depreciation of $630,314 in 2008, $697,659 in 2007, and $605,436 in 2006 were charged to operations.
NOTE 8 TIME DEPOSITS:
At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$131,531,411
2010	52,343,943
2011	4,519,559
2012	4,247,018
2013	7,878,759

Total	$200,520,690

NOTE 9 SHORT-TERM DEBT:
Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate
2008
Short term note	$1,000,000	$750,000	$437,500	5.00%	5.00%
Federal funds purchased	10,684,000		1,993,844	2.18%	—
FHLB daily rate credit	35,000,000	12,252,500	12,366,810	2.15%	.70%
Securities sold under agreements to repurchase	10,005,446	7,507,787	8,886,829	1.61%	.59%

Totals		$20,510,287	$23,684,983	2.00%	.75%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 9 SHORT-TERM DEBT (CONTINUED):

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2007
Federal funds purchased	$2,932,000	$2,932,000	$494,066	5.26%	4.36%
FHLB daily rate credit	7,500,000	—	626,027	5.58%	4.40%
Securities sold under agreements to repurchase	10,957,095	9,811,051	9,920,289	4.40%	3.83%

Totals		$12,743,051	$11,040,382	4.51%	3.95%

2006
Federal funds purchased	$2,562,000	$2,562,000	$985,529	5.59%	6.34%
Notes payable	304,333	—	36,969	5.19%	—
FHLB daily rate credit	15,500,000	—	5,776,712	5.23%	4.98%
Securities sold under agreements to repurchase	10,685,742	9,154,929	9,662,850	4.42%	4.70%

Totals		$11,716,929	$16,462,060	4.77%	4.90%

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
As of December 31, 2008, the Company had lines of credit with correspondent banks totaling $20,000,000, which may be used in the management of short-term liquidity.
In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and bears a rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December 2008.
NOTE 10 LONG-TERM DEBT:
New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $34,748,000 in 2008, $10,000,000 in 2007 and $15,000,000 in 2006. The interest rates on the notes payable are fixed at the time of the advance and range from 1.12% to 4.89%; the weighted average interest rate was 3.74% and 4.40% at December 31, 2008 and 2007, respectively. The balance of these obligations at December 31, 2007 was $60,331,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.
In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At December 31, 2008, $5 million was owed on this line of credit.
The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings and Silverton Bank line of credit, as of December 31, 2008 are as follows:

2009	$27,199,881
2010	13,095,238
2011	7,928,571
2012	6,892,857
2013	6,214,286
Thereafter	4,000,000

Total	$65,330,833

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 11 INCOME TAX EXPENSE:
The components of the income tax expense are as follows:

	2008	2007	2006
Current expense
Federal	$1,578,452	$1,999,315	$1,932,692
Deferred benefit
Federal	(140,074)	(61,390)	(7,619)
State	(19,750)	(284,801)	—

Total Income Tax Expense	$1,418,628	$1,653,124	$1,925,073

Amounts in above arising from gains (losses) on security transactions	$(402,807)	$21,232	$54,739

The deferred tax effects of temporary differences are as follows:

	2008	2007	2006

LIH Partnership Losses	$(32,850)	$(95,210)	$(17,589)
Securities impairment	(378,759)	(27,724)	49,405
Local & Historic State Credits Recognized	(19,750)	(284,801)	—
Provision for loan losses	(165,498)	30,108	(40,226)
Non-qualified deferred compensation	(4,460)	(10,268)	(25,666)
Depreciation	143,858	(44,906)	(62,246)
Core deposit intangible amortization	(33,113)	(33,113)	(33,113)
Pension expense	269,154	57,509	61,340
Goodwill tax amortization	61,424	61,424	61,424
Other	170	790	(948)

Deferred Income Tax Expense (Benefit)	$(159,824)	$(346,191)	$(7,619)

The components of the deferred taxes as of December 31 are as follows:

	2008	2007
Deferred Tax Assets:
Allowance for loan losses	$590,101	$424,603
Split dollar life insurance	1,506	8,960
Nonqualified deferred compensation	374,498	362,585
Securities impairment	474,085	83,292
Core deposit amortization	231,793	198,679
State historic tax credits	276,184	322,179
Securities available for sale	715,944	363,779
Other	1,644	1,812

Total Assets	$2,665,755	$1,765,889

Deferred Tax Liabilities:
Unearned low income housing credits	$782,608	$766,677
Depreciation	273,948	130,089
Pension	576,052	306,899
Goodwill tax amortization	481,154	419,729
Other	123,552	68,817

Total Liabilities	2,237,314	1,692,211

Deferred Tax Asset (Liability)	$428,441	$73,678

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 11 INCOME TAX EXPENSE (CONTINUED):
The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2008	2007	2006

Tax expense at federal statutory rates	$1,571,699	$2,076,111	$2,194,500
Increases (decreases) in taxes resulting from:
State income taxes, net	4,497	(55,130)	4,160
Partially exempt income	(19,524)	(135,259)	(107,325)
Tax-exempt income	(170,210)	(159,916)	(131,115)
Prior year LIH credits	(27,356)	(51,735)	—
Other	59,522	(20,947)	(35,147)

Total Income Tax Expense	$1,418,628	$1,653,124	$1,925,073

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
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2008, 2007 and 2006:

	2008	2007	2006

Change in Benefit Obligation:
Benefit obligation, beginning	$4,111,188	$3,975,983	$3,652,332
Service cost	402,976	316,786	303,244
Interest cost	320,270	237,892	209,622
Actuarial gain (loss)	46,725	(333,377)	(34,421)
Benefits paid	(298,162)	(86,096)	(154,794)

Benefit obligation, ending	$4,582,997	$4,111,188	$3,975,983

Change in Plan Assets:
Fair value of plan assets, beginning	4,072,435	3,236,937	2,955,622
Actual return on plan assets	(1,325,575)	421,594	243,321
Employer contribution	1,500,000	500,000	192,788
Benefits paid	(298,162)	(86,096)	(154,794)

Fair value of plan assets, ending	$3,948,698	$4,072,435	$3,236,937

Funded status at the end of the year	$(634,299)	$(38,753)	$(739,046)

Amount recognized in the Balance Sheet:
Accrued prepaid benefit cost	$1,642,179	$402,643	$233,500
Unfunded pension benefit obligation under SFAS 158	(2,276,478)	(441,396)	(972,546)

Amount recognized in other liabilities	$(634,299)	$(38,753)	$(739,046)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):

	2008	2007	2006
Amount recognized in accumulated other comprehensive income:
Net Gain/(Loss)	$(2,428,163)	$(599,706)	$(1,126,001)
Prior service cost	151,685	158,310	163,610
Net obligation at transition		—	(10,155)

Amount recognized	(2,276,478)	(441,396)	(972,546)
Deferred Taxes	774,003	150,075	330,666

Amount recognized in accumulated comprehensive income	$(1,502,475)	$(291,321)	$(641,880)

(Accrued) Prepaid benefit detail:
Benefit obligation	$(4,582,997)	$(4,111,188)	$(3,975,983)
Fair value of assets	3,948,698	4,072,435	3,236,937
Unrecognized net actuarial loss	2,428,163	599,706	1,126,001
Unrecognized transition obligation		—	10,155
Unrecognized prior service cost	(151,685)	(158,310)	(163,610)

Prepaid (accrued) benefits	$1,642,179	$402,643	$233,500

Components of net periodic benefit cost:
Service cost	$322,381	$316,786	$303,244
Interest cost	256,216	237,892	209,622
Expected return on plan assets	(376,713)	(274,201)	(250,659)
Amortization of prior service cost	(5,300)	(5,300)	(5,300)
Amortization of transition obligation		10,155	10,158
Recognized net actuarial (gain) loss	11,787	45,525	52,523

Net periodic benefit cost	$208,371	$330,857	$319,588

Additional disclosure information:
Accumulated benefit obligation	$2,977,671	$2,575,783	$2,404,971
Vested benefit obligation	$2,871,201	$2,497,484	$2,275,408
Discount rate used for net pension cost	6.25%	6.00%	5.75%
Discount rate used for disclosure	6.00%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%
Average remaining service (years)	16	16	17
Funding Policy
It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2009 contribution is $1,000,000 and pension cost for 2009 will be approximately $437,000.
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
Long-Term Rate of Return, continued
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
Asset Allocation
The following table provides the pension plan’s asset allocation as of December 31:

	2008	2007

Mutual funds — equity	64%	60%
Mutual funds —fixed income	31%	35%
Cash and equivalents	5%	5%
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
Estimated Future Benefit Payments

2009	$55,707
2010	56,153
2011	76,441
2012	95,581
2013	160,665
2014-2016	1,035,217

$1,479,764

Employee Stock Ownership Plan (ESOP)
The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $275,000 in 2008, $250,000 in 2007, and $260,750 in 2006 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 114,991 and 113,383 at December 31, 2008 and 2007, respectively.
401K Plan
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches fifty percent (up to six percent of the employee’s salary) of employee contributions. Vesting in the contributions made by the bank is 20% after two years of service and increases by 20% for each of the next four years of service. Contributions under the plan amounted to $116,422, $108,717 and $98,626 in 2008, 2007 and 2006, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for several of its key employee’s and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Company contributions to the plan totaled $60,000, $50,000 and $55,874 in 2008, 2007 and 2006, respectively.
NOTE 13 CONCENTRATIONS OF CREDIT:
The Company had cash deposits in other commercial banks totaling $4,775,222 and $9,075,060 at December 31, 2008 and 2007, respectively.
The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $14,638,000. Other identified loan concentration areas greater than 25% of capital include motel properties, assisted living facilities, multi-family residential, churches and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 80% of the loan portfolio is secured by real estate.
NOTE 14 COMMITMENTS:
The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2008	2007

Commitments to loan money	$95,106,266	$81,656,366
Standby letters of credit	1,677,343	2,508,906
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
The Bank leases three of its branch offices on long term lease arrangements of either five or ten years. As of December 31, 2008, the required lease payments for the next five years are as follows:

2009	$71,760
2010	64,260
2011	26,640
2012	21,600
2013	21,600

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
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
The Company issues to customers certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Wall Street Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Wall Street Industrial Average from the time of the contract until maturity of the related certificate of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at anytime and this related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective.
At December 31, the information pertaining to the forward option contracts, included in other liabilities on the balance sheet, is as follows:

	2008	2007

Notional amount	$551,250	$552,778
Fair market value of contracts	$15,471	$123,160
NOTE 16 TRANSACTIONS WITH RELATED PARTIES:
During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.
Loan transactions with related parties are shown in the following schedule:

	2008	2007

Total loans, beginning of year	$7,417,401	$5,927,559
New loans	2,046,744	2,524,562
Participation Sold	(986,845)
Repayments	(1,230,916)	(1,034,720)

Total loans, end of year	$7,246,384	$7,417,401

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 17 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2008, approximately $2,783,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,559,000 in 2008, $2,516,000 in 2007 and $3,019,000 in 2006.
NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures about the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Cash	$5,687	$5,687	$8,706	$8,706
Interest bearing deposits	1,164	1,162	3,133	3,132
Federal funds sold	8,979	8,979	—	—
Securities available for sale	22,237	22,237	30,214	30,214
Securities held to maturity	110	110	109	109
Other investments	8,439	8,439	6,291	6,291
Loans	418,630	399,233	302,570	317,180
Loan held for sale	3,780	3,780	—	—
Bank owned life insurance	6,304	6,304	6,005	6,005
Accrued interest receivable	2,056	2,056	1,932	1,932

Financial Liabilities
Demand Deposits:
Non-interest bearing	49,786	49,786	49,755	49,755
Interest bearing	62,552	62,552	55,589	55,589
Savings deposits	29,367	29,367	28,214	28,214
Time deposits	202,082	200,521	165,243	165,002
Accrued liabilities	7,687	7,687	6,545	6,545
Short-term debt	20,569	20,510	12,736	12,743
Long-term debt	68,846	65,331	29,973	29,714
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
December 31, 2008 and 2007
NOTE 19 FAIR VALUE MEASUREMENTS
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
Level 1 —	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$22,237	$3,063	$19,174
Loans held for sale	3,780		3,780
Impaired loans	2,954		2,954
Total assets at fair value	$28,971	$3,063	$25,908

Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 20 REGULATORY MATTERS:
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
Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2008, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
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
The Company’s actual capital ratios are presented in the following table:

	Actual
	December 31,				Regulatory Requirements
	2008		2007		Adequately	Well
	$	%	$	%	Capitalized	Capitalized

Total risk-based ratio
Consolidated	$36,441	10.04%	$37,553	13.25%	8.00%	none
Bank only	35,895	10.07%	28,511	10.25%	8.00%	10.00%
Tier 1 risk-based ratio
Consolidated	34,252	9.44%	35,850	12.65%	4.00%	none
Bank only	33,727	9.46%	26,829	9.83%	4.00%	6.00%
Total assets leverage ratio
Consolidated	34,252	7.64%	35,850	9.34%	3.00%	none
Bank only	33,727	7.53%	26,829	7.26%	3.00%	5.00%
NOTE 21 INTANGIBLES:
Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $5,472,153 at the acquisition date. Amortization expense for the years ending December 31, 2008, 2007 and 2006 was $276,000 in each year.
NOTE 22 INVESTMENT IN LIFE INSURANCE CONTRACTS
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Cash and cash equivalents	$194,266		$57,227
Investment in subsidiaries	38,871,291		33,855,237
Securities available for sale	2,682,791		5,123,282
Limited partnership investments	2,681,931		3,613,515
Due from subsidiaries			71,970
Deferred income taxes	683,605
Loans receivable			1,089,167
Other Assets	292,232		264,475

Total Assets	$45,406,116		$44,074,873

Liabilities
Short term debt	$750,000	$
Long term debt	6,360,000		1,737,000
Accrued interest payable	50,135		8,048
Other liabilities	78,567		119,206
Dividends payable	528,479		520,406
Due to subsidiaries	481,605
Demand obligations for low income housing investment	899,356		2,498,896
Deferred income taxes			26,636

Total Liabilities	9,148,142		4,910,192

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000 shares authorized, 2,289,497 and 2,343,890 shares issued and outstanding for 2008 and 2007, respectively	11,447,485		11,719,450
Capital surplus			—
Retained earnings	27,686,745		28,409,273
Accumulated other comprehensive income (loss)	(2,876,256)		(964,042)

Total Stockholders’ Equity	36,257,974		39,164,681

Total Liabilities and Stockholders’ Equity	$45,406,116		$44,074,873

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Net Income and Retained Earnings
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income
Dividends from affiliate	$2,809,000	$2,516,000	$3,019,000
Investment income	465	13,407	11,804
Dividend income	324,219	310,919	282,027
Interest Income	64,777	40,031	—
Other than temporary impairment losses	(1,206,581)	(171,000)
Security gains (losses)	21,855	233,446	160,996
Net limited partnership income	101,518	226,889	51,756

Total Income	2,115,253	3,169,692	3,525,583

Expenses
Interest expense	219,492	80,476	70,225
Administrative expenses	182,285	171,001	143,058

Total Expenses	401,777	251,477	213,283

Net income before income tax expense (benefit) and undistributed subsidiary net income	1,713,476	2,918,215	3,312,300

Income Tax Expense (Benefit)	(430,706)	(74,560)	22,682

Income before undistributed subsidiary net income	2,144,182	2,992,775	3,289,618

Undistributed subsidiary net income	1,059,834	1,460,311	1,239,722

Net Income	3,204,016	4,453,086	4,529,340

Retained earnings, beginning of year	28,409,273	26,794,238	25,135,731
Adoption of FAS 106	(428,112)
Goodwill tax amortization adjustment		—	(296,881)
Stock repurchase	(1,415,417)	(807,487)	(620,822)
Dividends on common stock	(2,083,015)	(2,030,564)	(1,953,130)

Retained Earnings, End of Year	$27,686,745	$28,409,273	$26,794,238

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,204,016	$4,453,086	$4,529,340
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,059,834)	(1,460,311)	(1,239,722)
Gain (Loss) on sale of securities	(21,855)	(233,446)	(160,996)
Other than temporary impairment losses	1,206,581	171,000
Deferred tax (benefit) expense	(1,269)	(389,105)	(104,808)
Decrease (increase) in interest receivable		—	—
Decrease (increase) in due from subsidiary		—	178,883
Increase (decrease) in other assets	144,130	—	—
Increase (decrease) in other liabilities	97,407	39,396	(190,111)
Net change in deferred tax credits	15,931	29,628	(51,182)
Amortization of tax Goodwill		—	296,881
Amortization of limited partnership investments	431,584	722,041	381,532
Securities amortization		—	4,277

Net Cash Provided by Operating Activities	4,016,691	3,332,289	3,644,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in loans receivable	1,089,167	(1,089,167)	—
Proceeds from sales of securities available for sale	1,511,286	2,172,408	2,340,220
Purchase of securities available for sale	(962,408)	(2,763,932)	(2,005,072)
Capital contributed to subsidiary	(5,500,000)

Net Cash Provided by (Used in) Investing Activities	(3,861,955)	(1,680,691)	335,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt	5,650,000	2,826,500	499,500
Payments on long-term debt	(2,626,540)	(2,080,210)	(1,181,253)
Change in short term debt	750,000
Payments to repurchase common stock	(1,805,517)	(968,554)	(1,065,596)
Proceeds from issuance of common stock	118,135	9,552	275,500
Dividends paid in cash	(2,103,775)	(2,016,246)	(1,932,696)

Net Cash Used in Financing Activities	(17,697)	(2,228,958)	(3,404,545)

Net Increase in Cash and Cash Equivalents	137,039	(577,360)	574,697)

Cash and Cash Equivalents, Beginning of Year	57,227	634,587	59,890

Cash and Cash Equivalents, End of Year	$194,266	$57,227	$634,587

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 24 INVESTMENT IN VBS MORTGAGE, LLC
On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgage for sale in the secondary market. As of December 31, 2008, VBS’ summarized balance sheet and short period income statement were as follows:
Balance Sheet
December 31, 2008

2008

Assets
Cash and cash equivalents	$29,397
Interest bearing deposits with banks	159,678
Property and equipment, net	28,575
Other Assets	27,274

Total Assets	244,924

Liabilities
Line of credit	$19,943
Other liabilities	68,884

Total Liabilities	88,827

Equity
Capital	219,634
Retained earnings	(63,537)

Total Equity	156,097

Total Liabilities and Equity	$244,924

Statements of Income
For the two months ended December 31, 2008

2008

Income
Mortgage origination income	$115,543
Interest income	1,961

Total Income	117,504

Expenses
Interest expense	111
Salaries and employee benefits	93,057
Occupancy and equipment expense	21,584
Other	40,397

Total Expenses	155,149

Net income (loss)	$(37,645)

Report of Independent Registered Public Accounting Firm
To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia
We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, retained earnings and cash flows each of three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of F & M Bank Corp.’s internal control over financial reporting as of December 31, 2008 included in their 2008 Form 10-K and, accordingly, we do not express an opinion thereon.

Galax, Virginia
March 23, 2009
www.elliottdavis.com

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On February 17, 2005, F & M Bank Corp. engaged Larrowe & Company, P.L.C. (“Larrowe”) as the Registrant’s independent auditor for the year ending December 31, 2005. This change in auditors was recommended and approved by the Audit Committee of the Registrant’s Board of Directors.
On November 17, 2006, the Audit Committee of the Board of Directors of F & M Bank Corp. (the “Company”) was notified by “Larrowe”, that it had merged with the firm of Elliott Davis, LLC, effective on that date, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 17, 2006, the Company’s Audit Committee approved the engagement of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ending December 31, 2006 and subsequent years.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s report on internal control over financial reporting and the audit report of the Registered Public Accounting Firm for the year ended December 31, 2008 are included in Item 8 of the annual report on Form 10-K. Management’s Report on Internal Control over Financial Reporting. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using these criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. — Directors and Executive Officers of the Registrant
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders to be held May 9, 2009 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”
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

F & M Bank Corp. (Registrant)
By:	/s/ Dean W. Withers	March 23, 2009
	Dean W. Withers	Date
Director, President and Chief Executive Officer

By:	/s/ Neil W. Hayslett	March 23, 2009
	Neil W. Hayslett	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas L. Cline	Director	March 23, 2009

Thomas L. Cline

/s/ John N. Crist	Director	March 23, 2009

John N. Crist

/s/ Julian D. Fisher	Director, Chairman	March 23, 2009

Julian D. Fisher

/s/ Ellen R. Fitzwater	Director	March 23, 2009

Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 23, 2009

Daniel J. Harshman

/s/ Richard S. Myers	Director	March 23, 2009

Richard S. Myers

/s/ Michael W. Pugh	Director	March 23, 2009

Michael W. Pugh

/s/ Ronald E. Wampler	Director	March 23, 2009

Ronald E. Wampler