Form 10-Q
period 2009-03-31
F&M BANK CORP
filed 2009-05-13
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009

Common Stock, par value — $5	2,287,375 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Interest income
Interest and fees on loans held for investment	$6,186	$5,555
Interest and fees on loans held for sale	227	21
Interest on federal funds sold	1	16
Interest on interest bearing deposits	14	53
Dividends on equity securities	46	127
Interest on debt securities	227	262

Total interest income	6,701	6,034

Interest expense
Interest on demand deposits	234	218
Interest on savings accounts	63	73
Interest on time deposits over $100,000	559	514
Interest on time deposits	1,213	1,318

Total interest on deposits	2,069	2,123

Interest on short-term debt	28	77
Interest on long-term debt	604	404

Total Interest Expense	2,701	2,604

Net interest income	4,000	3,430

Provision for loan losses	210	90

Net interest income after provision for loan losses	3,790	3,340

Noninterest income
Service charges	286	304
Insurance and other commissions	102	55
Other	189	251
Income on bank owned life insurance	90	73
Security gains (losses)	(330)	(2)

Total noninterest income	337	681

Noninterest expense
Salaries	1,236	1,248
Employee benefits	428	352
Occupancy expense	139	141
Equipment expense	132	133
Intangible amortization	69	69
Other	790	710

Total noninterest expense	2,794	2,653

Income before income taxes	1,333	1,368
Income taxes	432	364
Minority interest in consolidated subsidiary (earnings) losses	(17)

Net income	$884	$1,004

Per share data
Net income	$.39	$.43

Cash dividends	$.23	$.22

Weighted average shares outstanding	2,288,563	2,337,493

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,813	$5,687
Federal funds sold	1,458	8,979

Cash and cash equivalents	6,271	14,666
Interest bearing deposits in banks	1,413	1,162
Securities:
Held to maturity — fair value of $110,000 in 2009 and 2008, respectively (note 2)	110	110
Available for sale (note 2)	20,890	22,237
Other investments	9,055	8,439
Loans held for sale	19,717	3,780
Loans held for investment (note 3)	408,766	399,233
Less allowance for loan losses (note 4)	(2,381)	(2,189)

Net loans held for investment	406,385	397,044

Bank premises and equipment	7,396	7,457
Interest receivable	2,065	2,056
Core deposit intangible	529	598
Goodwill	2,670	2,670
Bank owned life insurance	6,375	6,304
Other assets	5,306	5,535

Total assets	$488,182	$472,058

Liabilities
Deposits:
Noninterest bearing	$49,449	$49,786
Interest bearing:
Demand	45,385	39,773
Money market accounts	21,752	22,779
Savings	31,841	29,367
Time deposits over $100,000 (note 8)	76,825	63,855
All other time deposits (note 8)	139,071	136,665

Total deposits	364,323	342,225

Short-term debt	13,675	20,510
Accrued liabilities	7,578	7,687
Long-term debt	66,378	65,331

Total liabilities	451,954	435,753

Minority interest in consolidated subsidiary	64	47

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,287,375 and 2,289,497 shares issued and outstanding in 2009 and 2008, respectively	11,437	11,447
Retained earnings	27,999	27,687
Accumulated other comprehensive income (loss)	(3,272)	(2,876)

Total stockholders’ equity	36,164	36,258

Total liabilities and stockholders’ equity	$488,182	$472,058

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$884	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158	156
Amortization (accretion) of security premiums (discounts)	11	(12)
Net (increase) decrease in loans held for sale	(15,937)	(7,002)
Provision for loan losses	210	90
Intangible amortization	69	69
(Increase) decrease in interest receivable	(9)	295
Decrease in other assets	357	343
Increase in accrued expenses	(114)	(461)
Gain on security transactions	330	2
Amortization of limited partnership investments	93	121
Income from life insurance investment	(71)	(73)

Net adjustments	(14,903)	(6,472)

Net cash provided by operating activities	(14,019)	(5,468)

Cash flows from investing activities
Purchase of investments available for sale	(736)	(7,666)
Proceeds from sales of investments available for sale	4	95
Proceeds from maturity of investments available for sale	529	11,403
Proceeds from maturity of investments held to maturity
Net increase in loans held for investment	(9,552)	(11,033)
Purchase of property and equipment	(97)	(345)
Change in federal funds sold	7,521	(317)
Net (increase) decrease in interest bearing bank deposits	(251)	986

Net cash used in investing activities	(2,582)	(6,877)

Cash flows from financing activities
Net change in demand and savings deposits	6,722	3,834
Net change in time deposits	15,375	(2,051)
Net change in short-term debt	(6,836)	(1,400)
Cash dividends paid	(528)	(520)
Repurchase of common stock	(54)	(364)
Proceeds from sale of common stock
Change in federal funds purchased		(2,932)
Proceeds of long-term debt	7,250	16,000
Repayment of long-term debt	(6,202)	(893)

Net cash provided (used) by financing activities	15,727	11,674

Net Increase (Decrease) in Cash and Cash Equivalents	(874)	(671)
Cash and cash equivalents, beginning of period	5,687	8,706

Cash and cash equivalents, end of period	$4,813	$8,035

Supplemental disclosure
Cash paid for:
Interest expense	$2,805	$2,708
Income taxes		100
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$36,258	$39,165

Comprehensive income
Net income	884	1,004
Net change in unrealized appreciation on securities available for sale, net of taxes	(396)	(388)

Total comprehensive income	488	616

Issuance of Common Stock
Repurchase of common stock	(54)	(364)

Dividends declared	(528)	(515)

Balance, end of period	$36,164	$38,902

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three month periods ended March 31, 2009 and March 31, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
Note 2. Investment Securities:
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2009 and December 31, 2008 are as follows:

	2009		2008
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$110	$110	$110	$110

Total	$110	$110	$110	$110

	2009		2008
	Market		Market
	Value	Cost	Value	Cost
Securities available for sale
Government sponsored enterprises	$10,175	$10,002	$10,194	$10,013
Equity securities	2,222	5,453	3,064	5,430
Mortgage-backed securities	8,140	7,862	8,573	8,391
Corporate Bonds	228	281	281	281
Municipals	125	125	125	125

Total	$20,890	$23,723	$22,237	$24,240

Note 3. Loans Held for Investment:
     Loans outstanding at March 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008

Real Estate
Construction	$76,068	$71,259
Residential	173,720	169,122
Commercial and agricultural	134,933	134,008
Installment loans to individuals	22,126	22,792
Credit cards	1,816	1,940
Other	103	112

Total	$408,766	$399,233

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses:
     A summary of transactions in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$2,189	$1,703
Provisions charged to operating expenses	210	90
Net (charge-offs) recoveries:
Loan recoveries	12	21
Loan charge-offs	(30)	(283)

Total Net (Charge-Offs) Recoveries*	(18)	(262)

Balance, End of Period	$2,381	$1,531

*	Components of Net (Charge-Offs) Recoveries

Real Estate
Commercial		258
Installment	18	4

Total	$18	$262

Note 5. Employee Benefit Plan
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2009 and 2008.

	2009	2008

Service cost	$89,700	$80,595
Interest cost	68,333	64,054
Expected return on plan assets	(78,428)	(94,178)
Amortization of net obligation at transition
Amortization of prior service cost	(1,325)	(1,325)
Amortization of net (gain) or loss	31,051	2,947

Net periodic benefit cost	$109,331	$52,093

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
Note 6 Fair Value, continued
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

March 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$20,890	$2,222	$18,668
Loans held for sale	19,717		19,717
Impaired loans	2,330		2,330
Total assets at fair value	44,607	2,222	42,385

Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     F & M Bank Corp. (Company) incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. Ownership of TEB was transferred from the Company to the Bank during the first quarter of 2009. The Bank also holds a majority ownership in VBS Mortgage LLC (VBS).
     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS provides a variety of mortgage products including FHA, VA and VHDA loans. VBS was founded in Harrisonburg, VA in 1999. VBS has three offices, located in Harrisonburg, Broadway and Roanoke, Virginia.
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
     Net income for the first quarter of 2009 was $884,000 or $.39 per share, compared to $1,004,000 or $.43 in the first quarter of 2008, a decrease of 11.95%. Core operating earnings, (exclusive of non-recurring items) totaled $1,067,000 in 2009 and $982,000 in 2008, an increase of 8.66%. During the first quarter, noninterest income, exclusive of securities transactions, decreased 2.3% and noninterest expense increased 5.3% during the same period.
Results of Operations
     The 2009 year to date tax equivalent net interest margin increased $553,000 or 15.83% compared to the same period in 2008. The yield on earning assets decreased .86%, while the cost of funds decreased .72% compared to the same period in 2008. These decreases resulted as maturing assets and liabilities continued to reprice at lower rates. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rates in September 2007. As of March 31, 2009, the FOMC had lowered the Federal Funds Rate to an historic low of 0 to 25 BP. The Prime Rate, which typically tracks at 3.00% above the Federal Funds Rate, currently stands at 3.25%
     The Interest Sensitivity Analysis on page 17 indicates the Company is in a liability sensitive position in the one year time horizon, the recent decrease in rates and asset growth has resulted in a .33% decrease in the net interest margin compared to the same period in 2008. This has resulted due to the fact that a large portion of rate sensitive liabilities (primarily interest bearing demand deposits and savings) have reached a virtual rate floor (due to the current level of market rates), while rate sensitive assets continue to reprice at lower rates.
     A schedule of the net interest margin for 2009 and 2008 can be found in Table I on page 16.
     Noninterest income, exclusive of securities transactions, decreased $33,000 or 4.83% through March 31, 2009. Items contributing to the decrease include an $18,000 decrease in service charges, a $55,000 decrease in secondary market fee income offset by $39,000 of income from VBS Mortgage, Inc. income.
     Noninterest expense increased $141,000 in 2009. The increase is the result of a $64,000 increase in salaries and benefits expense (4.0%). The increase in salaries and benefits includes normal salary increases, growth in staff and increased pension expense . Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 7.3% in 2009 compared to 2008. Areas that increased include a $50,000 increase in the FDIC Assessment and a $30,000 increase in data processing expense. The increase in FDIC Assessment is due to the growth of the Bank as well as the expiration of credits that were still in place in 2008. Data processing increased due to some reclassification of expenses as well as new systems. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.60% and 3.44% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.
Financial Condition
Federal Funds Sold and Interest Bearing Bank Deposits
     The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.
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
     As of March 31, 2009, the cost of securities available for sale exceeded their market value by $2,503,000. This includes decreases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities were virtually unchanged in 2009. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities for the second quarter of 2009 total $7,089,000 and these bonds have an average yield of approximately 5.24%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
     The Company’s equity securities portfolio was $2,954,000 below cost at March 31, 2009. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
     A review of these investments as of March 31, 2009, revealed several securities that were impaired as of quarter end resulting in a write down of securities for book purposes of $330,000, or $218,000 net of deferred tax. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.
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
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, assisted living facilities and the aforementioned mortgage participations. Management and the Board of Directors review these concentrations quarterly. The first three months of 2009 resulted in a increase of $9,533,000 in the Bank’s core loan portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $4,961,000 at March 31, 2009 compared to $4,766,000 at December 31, 2008. Approximately 87% of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2009, the Company does not hold any real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	March 31,	December 31,
	2009	2008

Nonaccrual loans	$1,518	$1,374
Loans past due 90 days or more and still accruing interest	3,443	3,392

	$4,961	$4,766

As a percentage of loans held for investment	1.21%	1.19%
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
     The allowance for loan losses of $2,381,000 at March 31, 2009 is equal to .58% of loans held for investment. This compares to an allowance of $2,189,000 (.55%) at December 31, 2008. Management has funded the allowance a total of $210,000 in the first quarter of 2009. Total charge-offs exceed recoveries by $18,000 year to date, annualized this equates to a loss rate of slightly less than .02%. In recent years, the company has had an average loss rate of .08% which is approximately one half the loss rate of its peer group.
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
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $22,098,000 since December 31, 2008. Time deposits increased $15,375,000 during this period while demand deposits and savings deposits increased $6,723,000. The increase in certificates of deposit increased as a result of non-local certificates (gathered through an online listing service used by other banks and credit unions) and as a result of the Bank’s membership in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At year end the Bank had obtained a total of $25,827,000 in CDARS funding.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $6,202,000 through March 31, 2009. Additional borrowings of $7,250,000 were obtained to refinance maturing debt at more favorable longer term rates.
     In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At March, 31, 2009, $5 million was owed on this line of credit. In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and bears a rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Capital
The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2009, the Company’s total risk based capital and total capital to total assets ratios were 9.71% and 7.05%, respectively. Both ratios are in excess of regulatory minimums. For the same period, Bank only total risked based capital and total capital to total assets ratios were 10.50% and 7.70%, respectively.
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
     As of March 31, 2009, the Company had a cumulative Gap Rate Sensitivity Ratio of (3.97%) for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 17.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through March 31, 2009 total 164,132; of this amount, 2,122 shares were repurchased in 2009, at an average cost of $25.58 per share.
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

TABLE 1
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Income/		Average	Income/
	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates

Interest income
Loans held for investment[1,2]	$403,984	$6,219	6.16%	$322,204	$5,585	6.95%
Loans held for sale	23,204	227	3.91%	1,725	21	4.88%
Federal funds sold	2,089	1	.19%	2,418	16	2.65%
Interest bearing deposits	1,306	13	3.98%	4,237	53	5.02%
Investments
Taxable [3]	18,304	225	4.92%	21,174	287	5.42%
Partially taxable	2,902	59	8.13%	5,887	132	8.97%
Tax exempt [2,3]	125	3	9.70%	250	3	4.80%

Total earning assets	$451,914	$6,747	5.97%	$357,895	$6,097	6.83%

Interest Expense
Demand deposits	63,884	234	1.47%	56,397	218	1.55%
Savings	30,168	63	.84%	28,690	73	1.02%
Time deposits	209,334	1,772	3.39%	165,042	1,832	4.45%
Short-term debt	20,246	28	.55%	10,731	77	2.88%
Long-term debt	70,785	604	3.41%	41,197	404	3.93%

Total interest bearing liabilities	$394,417	$2,701	2.74%	$302,057	$2,604	3.46%

Net interest margin [1]		$4,046			$3,493

Net yield on interest earning assets			3.58%			3.91%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2009
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified		Total

Uses of funds
Loans
Commercial	$100,778	$15,258	$87,281	$7,055	$		$210,372
Installment	8,946	1,363	9,662	2,363			22,334
Real estate for investments	36,194	16,348	101,732	19,970			174,244
Real estate held for sale	19,717						19,717
Credit cards	1,816						1,816
Federal funs sold	1,458						1,458
Interest bearing bank deposits	1,017	396					1,413
Investment securities	2,329	2,309	6,129	7,783		2,450	21,000

Total	172,255	35,674	204,804	37,171		2,450	452,354

Sources of funds
Interest bearing demand deposits		19,953	38,107	9,077			67,137
Savings deposits		6,368	19,105	6,368			31,841
Certificates of deposit $100,000 and over	19,112	35,110	22,603				76,825
Other certificates of deposit	21,854	55,920	61,296				139,070
Short-term borrowings	13,675						13,675
Long-term borrowings	36,021	17,857	12,500				66,378

Total	$90,662	$135,208	$153,611	$15,445	$		$394,926

Discrete Gap	81,593	(99,534)	51,193	21,726		2,450	57,428

Cumulative Gap	81,593	(17,941)	33,252	54,978		57,428

Ratio of Cumulative
Gap to Total Earning Assets	18.04%	(3.97%)	7.35%	12.15%		12.70%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2009. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information
Item 1.	Legal Proceedings —	Not Applicable
Item 1a.	Risk Factors — There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 26, 2009.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds —	Not Applicable
Item 3.	Defaults Upon Senior Securities —	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders—	Not Applicable
Item 5.	Other Information —	Not Applicable
Item 6.	Exhibits
(a)	Exhibits
3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

May 11, 2009