Form 10-Q
period 2009-06-30
F&M BANK CORP
filed 2009-08-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common Stock, par value - $5	2,294,140 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Interest Income
Interest and fees on loans held for investment	$6,417	$5,635
Interest and fees on loans held for sale	324	99
Interest on federal funds sold	1	13
Interest on interest bearing deposits	12	22
Dividends on equity securities	58	133
Interest on debt securities	207	226

Total Interest Income	7,019	6,128

Interest Expense
Interest on demand deposits	281	162
Interest on savings accounts	45	72
Interest on time deposits over $100,000	544	550
Interest on time deposits	1,099	1,109

Total interest on deposits	1,969	1,893
Interest on short-term debt	28	109
Interest on long-term debt	551	451

Total Interest Expense	2,548	2,453

Net Interest Income	4,471	3,675

Provision for Loan Losses	310	175

Net Interest Income after Provision for Loan Losses	4,161	3,500

Noninterest Income
Service charges	315	336
Insurance and other commissions	113	114
Other	432	400
Income on bank owned life insurance	90	75
Security gains (losses) on investments sold	(5)	178
Other than temporarily impaired (losses)	(496)	(207)

Total Noninterest Income	449	896

Noninterest Expense
Salaries	1,251	1,246
Employee benefits	453	374
Occupancy expense	144	136
Equipment expense	136	133
Intangible amortization	69	69
Other	1,035	803

Total Noninterest Expense	3,088	2,761

Income before Income Taxes	1,522	1,635

Income Taxes	402	491
Minority interest in consolidated subsidiary (earnings) losses	(29)

Net Income	$1,091	$1,144

Per Share Data
Net Income	$.48	$.49

Cash Dividends	$.23	$.22

Weighted Average Shares Outstanding	2,289,675	2,331,027

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Interest Income
Interest and fees on loans held for investment	$12,603	$11,190
Interest and fees on loans held for sale	551	120
Interest on federal funds sold	2	29
Interest on interest bearing deposits	26	75
Dividends on equity securities	104	260
Interest on debt securities	434	488

Total Interest Income	13,720	12,162

Interest Expense
Interest on demand deposits	515	380
Interest on savings accounts	108	145
Interest on time deposits over $100,000	1,103	1,064
Interest on time deposits	2,312	2,427

Total interest on deposits	4,038	4,016
Interest on short-term debt	56	186
Interest on long-term debt	1,155	855

Total Interest Expense	5,249	5,057

Net Interest Income	8,471	7,105

Provision for Loan Losses	520	265

Net Interest Income after Provision for Loan Losses	7,951	6,840

Noninterest Income
Service charges	601	640
Insurance and other commissions	215	169
Other	621	651
Income on bank owned life insurance	180	148
Security gains (losses) on investments sold	(5)	176
Other than temporarily impaired (losses)	(826)	(207)

Total Noninterest Income	786	1,577

Noninterest Expense
Salaries	2,487	2,494
Employee benefits	881	726
Occupancy expense	283	277
Equipment expense	268	266
Intangible amortization	138	138
Other	1,825	1,513

Total Noninterest Expense	5,882	5,414

Income before Income Taxes	2,855	3,003
Income Taxes	834	855
Minority interest in consolidated subsidiary (earnings) losses	(46)

Net Income	$1,975	$2,148

Per Share Data
Net Income	$.86	$.92

Cash Dividends	$.46	$.44

Weighted Average Shares Outstanding	2,289,122	2,335,897

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,407	$5,687
Federal funds sold	4,106	8,979

Cash and cash equivalents	9,513	14,666
Interest bearing deposits in banks	857	1,162
Securities:
Held to maturity – fair value of $110,000 in 2009 and 2008, respectively (note 2)	110	110
Available for sale (note 2)	16,762	22,237
Other investments	9,127	8,439
Loans held for sale	20,364	3,780
Loans held for investment (note 3)	416,316	399,233
Less allowance for loan losses (note 4)	(2,556)	(2,189)

Net loans held for investment	413,760	397,044

Bank premises and equipment	7,343	7,457
Interest receivable	2,021	2,056
Core deposit intangible	460	598
Goodwill	2,670	2,670
Bank owned life insurance	6,447	6,304
Other assets	5,039	5,535

Total assets	$494,473	$472,058

Liabilities
Deposits:
Noninterest bearing	$51,620	$49,786
Interest bearing:
Demand	55,211	39,773
Money market accounts	21,870	22,779
Savings	33,531	29,367
Time deposits over $100,000	76,578	63,855
All other time deposits	137,624	136,665

Total deposits	376,434	342,225

Short-term debt	7,143	20,510
Accrued liabilities	7,791	7,687
Long-term debt	65,176	65,331

Total liabilities	456,544	435,753

Minority interest in consolidated subsidiary	93	47

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,294,140 and 2,289,497 shares issued and outstanding in 2009 and 2008, respectively	11,471	11,447
Retained earnings	28,683	27,687
Accumulated other comprehensive income (loss)	(2,318)	(2,876)

Total stockholders’ equity	37,836	36,258

Total liabilities and stockholders’ equity	$494,473	$472,058

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,975	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	315	307
Amortization (accretion) of security premiums (discounts)	16	(21)
Net (increase) decrease in loans held for sale	(16,584)	(20,867)
Provision for loan losses	520	265
Intangible amortization	138	138
(Increase) decrease in interest receivable	35	114
(Increase) decrease in other assets	527	802
Increase in accrued expenses	(133)	(989)
(Gain) loss on security transactions	831	31
Amortization of limited partnership investments	182	250
Income from life insurance investment	(143)	(148)

Net Adjustments	(14,296)	(20,118)

Net Cash Provided by (Used in) Operating Activities	(12,321)	(17,970)

Cash Flows from Investing Activities
Purchase of investments available for sale	(924)	(17,837)
Proceeds from sales of investments available for sale	16	971
Proceeds from maturity of investments available for sale	5,481	18,930
Net increase in loans held for investment	(17,237)	(37,508)
Purchase of property and equipment	(200)	(618)
Change in federal funds sold	4,873
Net (increase) decrease in interest bearing bank deposits	305	906

Net Cash Used in Investing Activities	(7,686)	(35,156)

Cash Flows from Financing Activities
Net change in demand and savings deposits	20,528	5,026
Net change in time deposits	13,681	(4,626)
Net change in short-term debt	(13,367)	32,428
Cash dividends paid	(1,057)	(1,041)
Repurchase of common stock	(54)	(713)
Change in federal funds purchased		2,435
Proceeds of long-term debt	7,400	27,500
Proceeds from issuance of common stock	152	118
Repayment of long-term debt	(7,556)	(6,786)

Net Cash Provided (Used) by Financing Activities	19,727	54,341

Net Decrease (Increase) in Cash and Cash Equivalents	(280)	1,215
Cash and Cash Equivalents, Beginning of Period	5,687	8,705

Cash and Cash Equivalents, End of Period	$5,407	$9,920

Supplemental Disclosure
Cash paid for:
Interest expense	$5,420	$5,169
Income taxes	520	400
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Balance, beginning of period	$36,258	$39,165

Comprehensive Income
Net income	1,975	2,148
Net change in unrealized appreciation on securities available for sale, net of taxes (note 1)	558	(1,010)

Total comprehensive income	2,533	1,138

Repurchase of common stock	(54)	(713)
Common stock sold	152	117
Dividends declared	(1,053)	(1,027)

Balance, end of period	$37,836	$38,680

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the six month periods ended June 30, 2009 and June 30, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of the F & M Bank Corp.
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
The components of other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2009	2008
Changes in:
Adjustment for initial adoption of SFAS 158	$	$
Funded Status Adjustment		(1,835,082)
Tax effect		623,928

Pension plan adjustment, net of tax		(1,211,154)

Unrealized holding gains (losses) on available-for-sale securities:	1,666,714	(2,742,769)
Other than temporary impairment losses	825,707	1,758,730
Reclassification adjustment for (gains) losses realized in income	4,899	(78,173)

Net unrealized gains (losses)	845,906	(1,062,212)
Tax effect	287,608	361,152

Unrealized holding gain (losses), net of tax	558,298	(701,060)

Net change in other comprehensive income	$558,298	$(1,912,214)

Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August, 13, 2009, the date the financial statements were issued.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 2	INVESTMENT SECURITIES:
The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
		Market		Market
	Cost	Value	Cost	Value
Securities Held to Maturity
U. S. Treasury and agency obligations	$110	$110	$110	$110

Total	$110	$110	$110	$110

	2009		2008
	Market		Market
	Value	Cost	Value	Cost
Securities Available for Sale
Government sponsored enterprises	$6,059	$5,997	$10,194	$10,013
Equity securities	3,067	4,639	3,064	5,430
Mortgage-backed securities	7,236	7,034	8,573	8,391
Corporate Bonds	400	281	281	281
Municipals			125	125

Total	$16,762	$17,951	$22,237	$24,240

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$110	$110	$1,999	$2,000
Due after one year through five years			3,998	4,059
Due after five years			7,315	7,636

	110	110	13,312	13,695
Marketable equities			4,639	3,067

Total	$110	$110	$17,951	$16,762

There were no sales of debt securities during the first half of 2009 or in all of 2008. Following is a table reflecting gains and losses on sales of equity securities:

	2009		2008
Gains	$		$244,181
Losses		(4,899)	(166,008)

Net Gains (Losses)		$(4,899)	$78,173

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 2	INVESTMENT SECURITIES (CONTINUED):
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
A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009
Government sponsored enterprises	$	$	$	$	$	$
Mortgage backed obligations			344	(3)	344	(3)
Marketable equities	1,091	(383)	1,421	(1,266)	2,512	(1,649)

Total	$1,091	$(383)	$1,765	$(1,269)	$(2,856)	$(1,652)

NOTE 3	LOANS HELD FOR INVESTMENT:
Loans outstanding at June 30, 2009 and December 31, 2008 are summarized as follows:

	2009	2008
Real Estate
Construction	$82,752	$71,259
Residential	178,218	169,122
Commercial and agricultural	133,137	134,008
Installment loans to individuals	20,124	22,792
Credit cards	1,956	1,940
Other	129	112

Total	$416,316	$399,233

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 4	ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$2,189	$1,703	$2,381	$1,531
Provisions charged to operating expenses	520	265	310	175
Net (charge-offs) recoveries:
Loan recoveries	29	41	18	20
Loan charge-offs	(182)	(302)	(153)	(19)

Total Net Charge-Offs *	(153)	(261)	(135)	1

Balance, End of Period	$2,556	$1,707	$2,556	$1,707

* Components of Net Charge-Offs
Real Estate	(87)	1	(87)	1
Commercial	(44)	(260)	(44)	(2)
Installment	(22)	(2)	(4)	2

Total	$(153)	$(261)	$(135)	$1

NOTE 5	EMPLOYEE BENEFIT PLAN
The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2009 and 2008.

	2009	2008
Service cost	$179,400	$161,190
Interest cost	136,666	128,108
Expected return on plan assets	(156,856)	(188,356)
Amortization of net obligation at transition
Amortization of prior service cost	(2,650)	(2,650)
Amortization of net (gain) or loss	62,102	5,894

Net periodic benefit cost	$218,662	$104,186

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	FAIR VALUE
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
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Impaired Loans: SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$16,762	$3,607	$13,155
Loans held for sale	20,364		20,364
Impaired loans	1,644		1,644
Total assets at fair value	38,770	3,607	35,163

Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

	June 30, 2009		December 31, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,407	$5,407	$5,687	$5,687
Interest bearing deposits	857	857	1,164	1,162
Federal funds sold	4,106	4,106	8,979	8,979
Securities available for sale	16,762	16,762	22,237	22,237
Securities held to maturity	110	110	110	110
Other investments	9,127	9,127	8,439	8,439
Loans	447,205	416,316	418,630	399,233
Loan held for sale	20,364	20,364	3,780	3,780
Bank owned life insurance	6,447	6,447	6,304	6,304
Accrued interest receivable	2,021	2,021	2,056	2,056

Financial Liabilities
Demand Deposits:
Non-interest bearing	51,620	51,620	49,786	49,786
Interest bearing	77,081	77,081	62,552	62,552
Savings deposits	33,531	33,531	29,367	29,367
Time deposits	217,067	214,202	202,082	200,521
Accrued liabilities	7,791	7,791	7,687	7,687
Short-term debt	7,143	7,143	20,569	20,510
Long-term debt	65,138	65,176	68,846	65,331
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
Securities Impairment
The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115 and FSP 115-1, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below adjusted cost is other than temporary. In making its determination, management considers current market conditions, historical trends in the individual securities, length and severity of impairment and historical trends in the total market. Expectations are developed regarding potential returns from dividend reinvestment and price appreciation over a reasonable holding period (five years).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Overview
Net income for the second quarter of 2009 was $1,091,000 or $.48 per share, compared to $1,144,000 or $.49 per share in the second quarter of 2008, a decrease of 4.63%. Noninterest income, exclusive of securities transactions, increased 2.70% and noninterest expense increased 11.84% during the same period.
Earnings from Bank Operations are reflected in table below, these represent the core earnings from banking operations for the first six months of 2009 and 2008, respectively. These amounts are exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects.

	2009	2008
Net Income from Bank Operations	$2,391	$2,131
Income or loss from Parent Company Activities	(416)	17
Net Income for the year	1,975	2,148
Results of Operations
The 2009 year to date tax equivalent net interest margin increased $1,331,000 or 18.42% compared to the same period in 2008. The yield on earning assets decreased .71%, while the cost of funds decreased .66% compared to the same period in 2008. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rates in September 2007. In December 2008, the FOMC lowered the Federal Funds Rate to an historic low of 0 to 25 BP. The Prime Rate, which typically tracks at 3.00% above the Federal Funds Rate, currently stands at 3.25%
The Interest Sensitivity Analysis on page 23 indicates the Company is in a slightly asset sensitive position in the one year time horizon (.76%), the recent decrease in rates and asset growth has resulted in a .23% decrease in the net interest margin compared to the same period in 2008. This has resulted due to the fact that a large portion of rate sensitive liabilities (primarily interest bearing demand deposits and savings) have reached a virtual rate floor (due to the current level of market rates), while rate sensitive assets continue to reprice at lower rates.
A schedule of the net interest margin for 2009 and 2008 can be found in Table I on page 22.
Noninterest income, exclusive of securities transactions, increased $9,000 or .56% through June 30, 2009. Items contributing to the increase include a $63,000 increase in debt card, ATM surcharge and merchant credit card income and a $66,000 increase in revenue from FMFS (title, property and casualty insurance commissions and brokerage commissions), TEB Life Insurance Co. and VBS Mortgage. These increases were offset by a $99,000 decrease in secondary market fee income (became part of VBS with merger) and a $39,000 decrease in service charges.
Noninterest expense increased $468,000 (8.64%) in 2009. The increase is the result of a $148,000 increase in salaries and benefits expense (4.60%). The increase in salaries and benefits includes is due primarily to increase in pension expense. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 14.59% in 2009 compared to 2008. Areas that increased include a $74,000 increase in data processing expense and a $248,000 increase in FDIC assessment fees.
Data processing expense increased due primarily to the support of our rewards checking products, which have generated approximately $30 million in new deposits in the last year. The FDIC assessment increased due to an increase in our insured deposits and the accrual for the FDIC special assessment due in the third quarter. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.29% and 3.42% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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
As of June 30, 2009, the cost of securities available for sale exceeded their market value by $1,189,000. This includes decreases in value in the equity securities portfolio held by the Company and a decrease in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
Investments in debt securities have decreased approximately $5.5 million in 2009. The portfolio is made up of primarily government sponsored enterprises and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates proceeds from bond maturities and mortgage-backed securities pay downs have been used to support the growth of the loan portfolio. Scheduled maturities for the remainder of 2009 total $3,881,000 and these bonds have an average yield of approximately 5.18%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
The Company’s equity securities portfolio was $1,236,000 below cost at June 30, 2009. The decrease in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.
A review of these investments as of June 30, 2009, revealed several securities that appeared to be impaired as of quarter end. The write down for the second quarter totaled $496,000, or $327 net of deferred tax. This results in a year to date write down on equity securities for book purposes of $825,000, or $545,000 net of deferred tax. Management continues to re-evaluate the portfolio for impairment on a quarterly basis. The Company also sustained losses of $6,000 year to date from the sale of securities.

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
While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, assisted living facilities and multi-family residential properties. Management and the Board of Directors review these concentrations quarterly. The first six months of 2009 resulted in an increase of $17,083,000 in the Bank’s core loan portfolio.
Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $6,461,000 at June 30, 2009 compared to $4,766,000 at December 31, 2008. Approximately 91% of these non-performing loans are secured by real estate. Although management expects that there will be some loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2009, the Company does not hold any real estate which was acquired through foreclosure.
The following is a summary of information pertaining to risk elements and impaired loans:

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$1,949	$1,374
Loans past due 90 days or more and still accruing interest	4,512	3,392

	$6,461	$4,766

As a percentage of loans held for investment	1.55%	1.19%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
All potential losses are evaluated within a range of low to high. A general reserve has been established to reflect other unidentified losses within the portfolio. This helps to offset the increased risk of loss associated with fluctuations in past due trends, changes in the local and national economies, and other unusual events. The Board approves the loan loss provision for the following quarter based on this evaluation and an effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.
The allowance for loan losses of $2,556,000 at June 30, 2009 is equal to .61% of loans held for investment. This compares to an allowance of $2,189,000, or .55%, at December 31, 2008. Management has funded the allowance a total of $520,000 through June 30, 2009. Total charge-offs exceed recoveries by $153,000 year to date, annualized this equates to a loss rate of slightly less than .07%. In recent years, the company has had an average loss rate of .08% which is significantly less than the rate of its peer group. The most recently available public information (as of March 31, 2009) lists an average loss rate for the Company’s peer group at almost 1%
The overall level of the allowance is well below its peer group average. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio; the current allowance for loan losses is equal to approximately eight years of average loan losses. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Deposits and Other Borrowings
The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $34,209,000 since December 31, 2008. Time deposits increased $13,682,000 during this period while demand deposits and savings deposits increased $20,527,000. Certificates of deposit increased as a result of the Bank’s membership in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At June 30 the Bank had obtained a total of $24,570,000 in CDARS funding.
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
Long-term debt
Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth. By borrowing from the FHLB at various fixed rate terms, the program allows the Bank to match the maturity of its rate real estate portfolio with the maturity of its debt. This reduces the Company’s exposure to interest rate changes. Scheduled repayments totaled $7,408,000 through June 30, 2009. Additional borrowings of $7,250,000 were obtained to support loan growth and to refinance maturing debt at more favorable longer term rates.
In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At June, 30, 2009, $5 million was owed on this line of credit. In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and bears a rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December 2008, at June 30, 2009 the balance on this loan was $250,000.
Capital
The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2009, the Company’s total risk based capital and total capital to total assets ratios were 10.01% and 9.35%, respectively. Both ratios are in excess of regulatory minimum. Bank only total risked based capital and total capital to total assets ratios were 10.67% and 10.00% , respectively.
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
Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, the purchase of federal funds and funds raised the the CDARS One-Way Buy Program. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company’s subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.
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
As of June 30, 2009, the Company had a cumulative Gap Rate Sensitivity Ratio of .76% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
A summary of asset and liability repricing opportunities is shown in Table II, on page 20.
Stock Repurchase
On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through June 30, 2009 total 164,132; of this amount, 2,122 shares were repurchased in 2009, at an average cost of $25.58 per share.
Effect of Newly Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and the Company recognized pretax losses in the amount of $826,000 as of June 30, 2009.
SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management’s evaluation of subsequent events.
Existence of Securities and Exchange Commission Web Site
The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE 1
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008			June 30, 2009			June 30, 2008
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Rate related income
Loans held for investment[1,2,3]	$409,421	$12,670	6.19%	$330,486	$11,253	6.81%	$418,967	$6,451	6.16%	$338,466	$5,668	6.70%
Loans held for sale	28,003	551	3.94%	5,838	120	4.11%	32,750	324	3.96%	9,951	99	3.98%
Federal funds sold	2,316	2	.17%	2,513	29	2.31%	2,541	1	.16%	2,607	13	1.99%
Bank deposits	1,181	26	4.40%	3,017	75	4.97%	1,076	13	4.83%	1,746	22	5.04%
Investments
Taxable	17,888	436	4.87%	20,130	557	5.53%	17,113	211	4.93%	19,085	270	5.66%
Partially taxable [2]	3,406	119	6.99%	5,611	244	8.70%	5,162	60	4.65%	5,252	112	8.53%
Tax exempt [2]	77	3	7.87%	214	5	4.67%	30		.40%	177	2	4.52%

Total earning assets	462,292	13,807	5.97%	367,809	12,283	6.68%	477,639	7,060	5.91%	377,284	6,186	6.56%

Interest Expense
Demand deposits	68,698	515	1.50%	57,762	380	1.32%	73,223	281	1.54%	59,127	162	1.10%
Savings	31,532	108	.69%	29,114	145	1.00%	32,882	45	.55%	29,538	72	.98%
Time deposits	213,872	3,416	3.19%	163,108	3,490	4.28%	218,360	1,644	3.01%	161,172	1,659	4.12%
Short-term debt	21,816	56	.51%	16,458	186	2.26%	23,616	28	.47%	22,186	109	1.97%
Long-term debt	68,395	1,155	3.38%	43,789	856	3.91%	66,032	551	3.34%	47,131	452	3.84%

Total interest bearing liabilities	404,313	5,250	2.60%	310,231	5,057	3.26%	414,113	2,549	2.46%	319,154	2,454	3.08%

Net interest income [2]		$8,557			$7,226			$4,511			$3,732

Net yield on interest earning assets [2]			3.70%			3.93%			3.78%			3.96%

[1]	Interest income on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable loans and investments.

[3]	Average balances include non-accrual loans.

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
June 30, 2009
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of Funds

Loans
Commercial	$103,173	$18,169	$79,727	$6,484	$	$207,553
Installment	11,113	915	9,656	3,338		25,022
Real estate for investment	33,002	13,257	111,017	24,509		181,785
Real estate for sale	20,364					20,364
Credit cards	1,956					1,956
Federal funds sold	4,106					4,106
Interest bearing bank deposits	856					856
Investment securities	2,138	316	4,059	6,892	3,467	16,872

Total	176,708	32,657	204,459	41,223	3,467	458,514

Sources of Funds

Interest bearing demand deposits		21,977	44,062	11,042		77,081
Savings deposits		6,706	20,119	6,706		33,531
Certificates of deposit $100,000 and over	28,074	25,571	22,933			76,578
Other certificates of deposit	21,595	59,977	56,052			137,624
Short-term borrowings	7,143					7,143
Long-term borrowings	15,024	19,795	30,357			65,176

Total	71,836	134,026	173,523	17,748		397,133

Discrete Gap	104,872	(101,369)	30,936	23,475	3,467	61,381

Cumulative Gap	104,872	3,503	34,439	57,914	61,381

Ratio of Cumulative Gap to Total Earning Assets	22.87%	.76%	7.51%	12.63%	13.39%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2009. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information

Item 1.	Legal Proceedings –	Not Applicable

Item 1a.	Risk Factors – There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 20, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –	Not Applicable

Item 3.	Defaults Upon Senior Securities –	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders–

On May 9, 2009, the shareholders held their annual meeting. The following items were approved by the shareholders by the required majority:

1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.

	Votes	Votes
	“For”by	“Withheld”
	Proxy	by Proxy
Ellen R. Fitzwater	1,576,450	10,389
Richard S. Myers	1,576,312	10,527
Ronald E. Wampler	1,569,999	16,840

2) Appointment of Elliott Davis, LLC as independent auditors as proposed in the Proxy materials; 1,572,628 votes “for”, 0 votes “against” and 14,211 abstained.

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

August 13, 2009