Form 10-Q
period 2009-09-30
F&M BANK CORP
filed 2009-11-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2009
Common Stock, par value — $5	2,294,433 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Interest Income
Interest and fees on loans held for investment	$6,302	$6,125
Interest and fees on loans held for sale	259	65
Interest on federal funds sold	3	17
Interest on interest bearing deposits	7	24
Dividends on equity securities	61	140
Interest on debt securities	129	246

Total Interest Income	6,761	6,617

Interest Expense
Interest on demand deposits	355	187
Interest on savings accounts	47	77
Interest on time deposits over $100,000	477	281
Interest on time deposits	1,024	1,370

Total interest on deposits	1,903	1,915
Interest on short-term debt	9	216
Interest on long-term debt	563	534

Total Interest Expense	2,475	2,665

Net Interest Income	4,286	3,952

Provision for Loan Losses	2,790	120

Net Interest Income after Provision for Loan Losses	1,496	3,832

Noninterest Income
Service charges	342	367
Insurance and other commissions	104	54
Other	167	272
Income on bank owned life insurance	92	94
Security gains	0	208
Other than temporarily impaired losses	(786)	(520)

Total Noninterest Income	(81)	475

Noninterest Expense
Salaries	1,349	1,279
Employee benefits	440	396
Occupancy expense	144	145
Equipment expense	165	147
Intangible amortization	69	69
Other	1,082	757

Total Noninterest Expense	3,249	2,793

Income before Income Taxes	(1,834)	1,514

Income Tax expense (benefit)	(978)	428
Minority interest in consolidated subsidiary (earnings) losses	(20)

Net Income (Loss)	$(876)	$1,086

Per Share Data
Net Income (Loss)	$(.38)	$.47

Cash Dividends	$.23	$.23

Weighted Average Shares Outstanding	2,294,275	2,314,827

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Interest Income
Interest and fees on loans held for investment	$18,905	$17,315
Interest and fees on loans held for sale	810	185
Interest on federal funds sold	5	46
Interest on interest bearing deposits	17	99
Dividends on equity securities	165	400
Interest on debt securities	579	734

Total Interest Income	20,481	18,779

Interest Expense
Interest on demand deposits	870	567
Interest on savings accounts	155	222
Interest on time deposits over $100,000	1,580	1,345
Interest on time deposits	3,336	3,797

Total interest on deposits	5,941	5,931
Interest on short-term debt	65	402
Interest on long-term debt	1,718	1,389

Total Interest Expense	7,724	7,722

Net Interest Income	12,757	11,057

Provision for Loan Losses	3,310	385

Net Interest Income after Provision for Loan Losses	9,447	10,672

Noninterest Income
Service charges	943	1,007
Insurance and other commissions	385	223
Other	722	923
Income on bank owned life insurance	272	242
Security gains (losses)	(5)	177
Other than temporarily impaired losses	(1,612)	(520)

Total Noninterest Income	705	2,052

Noninterest Expense
Salaries	3,836	3,773
Employee benefits	1,321	1,122
Occupancy expense	427	422
Equipment expense	433	413
Intangible amortization	207	207
Other	2,907	2,270

Total Noninterest Expense	9,131	8,207

Income before Income Taxes	1,021	4,517
Income Tax expense (benefit)	(144)	1,283
Minority interest in consolidated subsidiary (earnings) losses	(66)

Net Income	$1,099	$3,234

Per Share Data
Net Income	$.48	$1.39

Cash Dividends	$.69	$.67

Weighted Average Shares Outstanding	2,290,859	2,327,735

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$5,775	$5,687
Federal funds sold	2,411	8,979

Cash and cash equivalents	8,186	14,666
Interest bearing deposits in banks	63	1,162
Securities:
Held to maturity — fair value of $110,000 in 2009 and 2008 (note 2)	110	110
Available for sale (note 2)	16,935	22,237
Other investments	9,031	8,439
Loans held for sale	22,215	3,780
Loans held for investment (note 3)	426,763	399,233
Less allowance for loan losses (note 4)	(4,700)	(2,189)

Net loans held for investment	422,063	397,044

Bank premises and equipment	7,182	7,457
Interest receivable	1,863	2,056
Core deposit intangible	391	598
Goodwill	2,670	2,670
Bank owned life insurance	6,520	6,304
Other assets	5,896	5,535

Total assets	$503,125	$472,058

Liabilities
Deposits:
Noninterest bearing	$51,250	$49,786
Interest bearing:
Demand	64,394	39,773
Money market accounts	22,822	22,779
Savings	33,884	29,367
Time deposits over $100,000	77,762	63,855
All other time deposits	138,814	136,665

Total deposits	388,926	342,225

Short-term debt	4,022	20,510
Accrued liabilities	7,332	7,687
Subordinated Debt	875
Long-term debt	64,152	65,331

Total liabilities	465,307	435,753

Minority interest in consolidated subsidiary	113	47

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,294,340 and 2,289,497 shares issued and outstanding in 2009 and 2008, respectively	11,472	11,447
Retained earnings	27,468	27,687
Accumulated other comprehensive loss	(1,235)	(2,876)

Total stockholders’ equity	37,705	36,258

Total liabilities and stockholders’ equity	$503,125	$472,058

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,099	$3,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	488	468
Amortization (accretion) of security premiums (discounts)	26	(29)
Net (increase) decrease in loans held for sale	(18,434)
Provision for loan losses	3,310	385
Intangible amortization	207	207
(Increase) decrease in interest receivable	193	47
(Increase) decrease in other assets	426	640
Increase in accrued expenses	(1,096)	(606)
(Gain) loss on security transactions	1,617	343
Amortization of limited partnership investments	277	335
Income from life insurance investment	(216)	(223)

Net Adjustments	(13,202)	1,567

Net Cash Provided (Used) by Operating Activities	(12,103)	4,801

Cash Flows from Investing Activities
Purchase of investments available for sale	(6,948)	(19,449)
Proceeds from sales of investments available for sale	12,097	20,393
Proceeds from maturity of investments available for sale	16	1,010
Net increase in loans held for investment	(28,843)	(64,879)
Purchase of property and equipment	(212)	(734)
Net (increase) decrease in interest bearing bank deposits	1,099	397

Net Cash Used in Investing Activities	(22,801)	(63,262)

Cash Flows from Financing Activities
Net change in demand and savings deposits	30,645	9,003
Net change in time deposits	16,056	15,780
Net change in short-term debt	(16,489)	10,935
Cash dividends paid	(1,587)	(1,561)
Repurchase of common stock	(54)	(1,536)
Change in federal funds purchased		(2,932)
Proceeds of long-term debt	13,275	42,000
Proceeds from issuance of common stock	157	118
Repayment of long-term debt	(13,579)	(7,929)

Net Cash Provided (Used) by Financing Activities	28,424	63,878

Net Decrease (Increase) in Cash and Cash Equivalents	(6,480)	5,417
Cash and Cash Equivalents, Beginning of Period	14,666	8,706

Cash and Cash Equivalents, End of Period	$8,186	$14,123

Supplemental Disclosure
Cash paid for:
Interest expense	$7,904	$7,952
Income taxes	620	700
The accompanying notes are an integral part of these statements.

F & M BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Balance, beginning of period, as previously stated	$36,258	$39,165

Cumulative effect of initial adoption of ASC Topic 715 (formerly FAS 106)		(428)

Balance, beginning of period, restated	$36,258	$38,737

Comprehensive Income
Net income	1,099	3,234
Net change in unrealized appreciation on securities available for sale, net of taxes (Note 1)	1,642	(710)

Total comprehensive income	2,741	2,524

Repurchase of common stock	(54)	(1,536)
Common stock sold	157	118
Dividends declared	(1,397)	(1,569)

Balance, end of period	$37,705	$38,274

The accompanying notes are an integral part of these statements.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the nine month periods ended September 30, 2009 and September 30, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of the F & M Bank Corp.
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
The components of other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2009	2008

Changes in:
Net Income	$1,099,027	$3,204,015

Adjustment for initial adoption of ASC 715
Funded Status Adjustment		(1,835,082)
Tax effect		623,928

Pension plan adjustment, net of tax		(1,211,154)

Unrealized holding gains (losses) on available-for-sale securities:	758,466	(2,742,769)
Other than temporary impairment losses	1,612,355	1,758,730
Reclassification adjustment for (gains) losses realized in income	4,899	(78,173)

Net unrealized gains (losses)	2,375,720	(1,062,212)
Tax effect	734,179	361,152

Unrealized holding gain (losses), net of tax	1,641,541	(701,060)

Net change in other comprehensive income	$2,740,568	$1,291,801

Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 2 INVESTMENT SECURITIES:
The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	2009		2008
		Market		Market
	Cost	Value	Cost	Value

Securities Held to Maturity
U. S. Treasury and agency obligations	$110	$110	$110	$110

Total	$110	$110	$110	$110

	2009		2008
		Market		Market
	Cost	Value	Cost	Value

Securities Available for Sale
Government sponsored enterprises	$5,977	$6,018	$10,013	$10,194
Equity securities	3,886	3,724	5,430	3,064
Mortgage-backed securities	6,418	6,715	8,391	8,573
Corporate Bonds	281	478	281	281
Municipals			125	125

Total	$16,562	$16,935	$24,240	$22,237

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$110	$110	$2,319	$2,315
Due after one year through five years			3,978	4,020
Due after five years			6,379	6,876

	110	110	12,676	13,211
Marketable equities			3,886	3,724

Total	$110	$110	$16,562	$16,935

There were no sales of debt securities during the first three quarters of 2009 or in all of 2008. Following is a table reflecting gains and losses on sales of equity securities:

	2009		2008

Gains	$		$244
Losses		(5)	(166)

Net Gains (Losses)		$(5)	$78

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
A summary of these losses as of September 30, 2009 (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$	$	$	$	$	$
Mortgage backed obligations			317	(3)	317	(3)
Marketable equities	28	(12)	1,334	(331)	1,362	(343)

Total	$28	$(12)	$1,651	$(334)	$1,679	$(346)

The losses above are not considered to be other than temporarily impaired at the end of the period. See page 14 for further discussion.
NOTE 3 LOANS HELD FOR INVESTMENT:
Loans outstanding at September 30, 2009 and December 31, 2008 are summarized as follows:

	2009	2008

Real Estate
Construction	$86,123	$71,259
Residential	183,795	169,122
Commercial and agricultural	135,743	134,008
Installment loans to individuals	18,866	22,792
Credit cards	2,116	1,940
Other	120	112

Total	$426,763	$399,233

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
NOTE 4 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$2,189	$1,703	$2,556	$1,707
Provisions charged to operating expenses	3,310	385	2,790	120
Net (charge-offs) recoveries:
Loan recoveries	51	59	22	18
Loan charge-offs	(850)	(327)	(668)	(25)

Total Net Charge-Offs *	(799)	(268)	(646)	(7)

Balance, End of Period	$4,700	$1,820	$4,700	$1,820

* Components of Net Charge-Offs
Real Estate	(699)	1	(612)
Commercial	(44)	(260)
Installment	(56)	(9)	(34)	(7)

Total	$(799)	$(268)	$(646)	$(7)

NOTE 5 EMPLOYEE BENEFIT PLAN
The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2009 and 2008.

	2009	2008

Service cost	$269,100	$241,785
Interest cost	204,999	192,162
Expected return on plan assets	(235,284)	(282,534)
Amortization of net obligation at transition
Amortization of prior service cost	(3,975)	(3,975)
Amortization of net (gain) or loss	93,153	8,841

Net periodic benefit cost	$327,993	$156,279

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 FAIR VALUE
FASB Accounting Standards Codification “ASC” 820 (Topic 820) Fair Value Measures and Disclosures (formerly “SFAS No. 157”), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Impaired Loans: ASC 820 applies to loans measured for impairment using the practical expedients permitted by ASC 310 “Receivables” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.
Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2009	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$16,935	$4,202	$12,733
Loans held for sale	22,215		22,215
Impaired loans	6,966	5,322	1,644
Other real estate owned	524		524

Total assets at fair value	46,640	9,524	37,116

Total liabilities at fair value
There were no assets or liabilities recorded at fair value on a non-recurring basis.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
ASC 825 “Financial Instruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Cash	$5,775	$5,775	$5,687	$5,687
Interest bearing deposits	63	63	1,164	1,162
Federal funds sold	2,411	2,411	8,979	8,979
Securities available for sale	16,935	16,935	22,237	22,237
Securities held to maturity	110	110	110	110
Other investments	9,031	9,031	8,439	8,439
Loans	449,442	422,063	418,630	399,233
Loan held for sale	22,215	22,215	3,780	3,780
Bank owned life insurance	6,520	6,520	6,304	6,304
Accrued interest receivable	1,863	1,863	2,056	2,056

Financial Liabilities
Demand Deposits:
Non-interest bearing	51,250	51,250	49,786	49,786
Interest bearing	87,216	87,216	62,552	62,552
Savings deposits	33,884	33,884	29,367	29,367
Time deposits	218,631	216,576	202,082	200,521
Accrued liabilities	7,332	7,332	7,687	7,687
Short-term debt	4,022	4,022	20,569	20,510
Long-term debt	65,176	65,027	68,846	65,331
The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments entered into as of the end of each respective period shown above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. Ownership of TEB was transferred from the Company to the Bank during the first quarter of 2009. The Bank also holds a majority ownership in VBS Mortgage LLC (VBS).
     The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS provides a variety of mortgage products including FHA, VA and VHDA loans. VBS was founded in Harrisonburg, VA in 1999. VBS has two offices, located in Harrisonburg and Broadway Virginia.
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
Allowance for Loan Losses
     The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on ASC 450 (formerly SFAS No. 5), “Contingencies” which requires that losses be accrued when occurrence is probable and can be reasonably estimated and ASC 310 (formerly SFAS 114), “Receivables” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
Goodwill and Intangibles
     ASC 805 “Business Combinations” and ASC 350 “Intangibles” requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
     Core deposit intangibles are amortized on a straight-line basis over ten years. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
Securities Impairment
     The Company follows the guidance in ASC 320-10 and SAB Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature. This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:
•	The length of time of impairment;

•	The extent of the impairment relative to the cost of the investment;

•	Recent volatility in the market value of the investment;

•	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or

•	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Securities Impairment, continued
The following description provides our revised policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI) for the quarter ended September 30, 2009 and for subsequent periods:
•	We will begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.

•	For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, will be the prospects for the individual security, rather than broad market indices. All available evidentiary material will be considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

•	Secondary consideration will be given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor would only be considered when the declines in value were not limited to the individual security, but were prevalent over the broader market. This measure will be considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

•	OTTI may be recognized as early as Q1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recover, will result in OTTI being recognized in Q1 or Q2 rather than continuing to evaluate the security over several quarters, based on holding period projections.
Results of Operations
Net Income
     Net loss for the third quarter of 2009 was $876,000 or $.38 per share, compared to net income of $1,086,000 or $.47 per share in the second quarter of 2008. Noninterest income, exclusive of securities transactions, decreased 10.42% and noninterest expense increased 16.33% during the same period.
     Earnings from Bank Operations are reflected in table below, these represent the core earnings from banking operations for the first nine months of 2009 and 2008, respectively. These amounts are exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects.

	2009	2008
Net Income from Bank Operations	$1,799	$3,134
Income or loss from Parent Company Activities	(700)	100

Net Income for the year	1,099	3,234

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     The 2009 year to date tax equivalent net interest margin increased $1,652,000 or 14.70% compared to the same period in 2008. The yield on earning assets decreased .65%, while the cost of funds decreased .66% compared to the same period in 2008. In response to the economic slowdown, the Federal Reserve’s Federal Open Market Committee (FOMC) began lowering short-term interest rate in September 2007. In December 2008, the FOMC lowered the Federal Funds Rate to an historic low of 0 to 25 BP. The Prime Rate, which typically tracks at 3.00% above the Federal Funds Rate, currently stands at 3.25%.
     The Interest Sensitivity Analysis on page 24 indicates the Company is in a slightly asset sensitive position in the one year time horizon (1.46%), the recent decrease in rates and asset growth resulted in a .19% decrease in the net interest margin compared to the same period in 2008. This has resulted due to the fact that a large portion of rate sensitive liabilities (primarily interest bearing demand deposits and savings) have reached a virtual rate floor (due to the current level of market rates), while rate sensitive assets continue to reprice at lower rates.
     A schedule of the net interest margin for 2009 and 2008 can be found in Table I on page 23.
Provision for Loan Losses
     The provision for loan losses for the quarter ended September 30, 2009 was $2.79 million, an increase of $2.48 million from the most recent quarter and an increase of $2.79 million from the same quarter a year ago. Approximately $1.0 million of the current quarter provision for loan losses related to an increase in the specific reserve on one participation loan to a troubled bank that is at high risk of failure. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the loan portfolio was 1.10% at September 30, 2009, .61% at June 30, 2009, .54% and .47% for the periods ending December 31, 2008 and September 30, 2008, respectively.
Noninterest Income
     Noninterest income, exclusive of securities transactions, decreased $73,000 or 3.05% through September 30, 2009. Items contributing to the decrease include a $64,000 decrease in service charges, and a $124,000 decrease in secondary market fees which were offset by a $162,000 increase in Insurance and other commissions. Revenue from FMFS, TEB Life Insurance Company and VBS Mortgage contributed $103,000 of the increase in Insurance and other commissions.
Noninterest Expense
     Noninterest expense increased $924,000 (11.26%) in 2009. The increase is the result of a $262,000 increase in salaries and benefits expense (5.4%). The increase in salaries and benefits is due primarily to increase in pension expense. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 20% in 2009 compared to 2008. Areas that increased include a $105,000 increase in data processing expense and a $473,000 increase in FDIC assessment fees.
     Data processing expense increased due primarily to the support of our rewards checking products, which have generated approximately $31 million in new deposits in the last year. The FDIC assessment increased due to an increase in our insured deposits and the accrual for the FDIC special assessment. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.36% and 3.51% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Federal Funds Sold and Interest Bearing Bank Deposits
     The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end was benchmarked at .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in federal funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.
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
     As of September 30, 2009, the market value of securities available for sale exceeded their cost by $373,000. This includes decreases in the equity securities portfolio held by the Company and an increase in value of government obligations held by the Bank and the equities securities portfolio held by TEB Life Insurance Company. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities have decreased approximately $6.1 million of 2009. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates proceeds from bond maturities and mortgage-backed securities pay downs have been used to support the growth in the loan portfolio. Scheduled maturities for the remainder of 2009 total $4,124,000 and these bonds have an average yield of approximately 2.74%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
     A review of these investments as of September 30, 2009, revealed several securities that were impaired as of quarter end. The write down for the third quarter totaled $786,000 or $519,000 net of deferred tax. This results in a year to date write down on equity securities for book purposes of $1,612,000 or 1,064,000 net of deferred tax. Management continues to re-evaluate the portfolio for impairment on a quarterly basis. The Company also sustained losses of $5,000 year to date from the sale of securities.
     Subsequent to the aforementioned impairment write downs, the Company’s equity securities portfolio was $35,000 above cost at September 30, 2009. The increase in the value of the equities portfolio is spread over a number of asset sectors including holdings in the financial sector. This increase is reflective of, and consistent with, the recent recovery in stock market prices. To minimize risk the Company holds a diversified portfolio of equity investments in a number of large, regional financial institutions and a variety of other predominantly blue-chip securities. Management continues to believe that these investments offer adequate current returns (dividends) and have the potential for future increases in value.

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
     While lending is geographically diversified within the service area, the Company does have loan concentrations, defined as loans that are 25% or more of Tier II capital (Tier I Capital plus Allowance for Loan and Lease Losses and Subordinated Debt), in agricultural (primarily poultry farming), construction (real estate development and spec housing) , hotels, bank holding companies, assisted living facilities and multi-family residential properties. Management and the Board of Directors review these concentrations quarterly. During the first nine months of 2009 the total loan portfolio increased $27,530,000.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $8,017,000 at September 30, 2009 compared to $3,689,000 at September 30, 2008. Approximately 77% of these past due loans are secured by real estate. Although management expects that there will be some loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2009, the Company holds $524,000 of real estate which was acquired through foreclosure.
The following is a summary of information pertaining to risk elements and impaired loans:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Nonaccrual Loans:
Real Estate	3,638	1,918	1,518	1,374	1,225
Commercial	1,364	31
Other

Loans past due 90 days or more:
Real Estate	2,550	4,432	2,798	3,205	2,276
Commercial	312	432	497	26
Other	153	38	148	161	188

Total Nonperforming loans	8,017	6,461	4,961	4,766	3,689

Nonperforming loans as a percentage of loans held for investment	1.88%	1.55%	1.21%	1.19%	.97%

Net Charge Offs to Total Loans	.19%	.04%	.004%	.08%	.07%

Allowance for loan and lease losses to nonperforming loans	58.63%	39.56%	48.00%	45.93%	49.33%

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
     The allowance for loan losses of $4,700,000 at September 30, 2009 is equal to 1.10% of loans held for investment. This compares to an allowance of $1,820,000 at September 30, 2008. Management has funded the allowance a total of $3,310,000 through September 30, 2009. Net charge-offs year to date total $799,000.
     The overall level of the allowance is somewhat below its peer group average. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $46,701,000 since December 31, 2008. Time deposits increased $16,056,000 during this period while demand deposits and savings deposits increased $30,645,000. Certificates of deposit increased as a result of the Bank’s membership in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At September 30, 2009 the Bank had obtained a total of $32,844,000 in CDARS funding. Demand deposits and savings deposits increased as a result of the rewards checking product which has generated approximately $31 million in new deposits in the last year.

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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth. By borrowing from the FHLB at various fixed rate terms, the program allows the Bank to match the maturity of its rate real estate portfolio with the maturity of its debt. This reduces the Company’s exposure to interest rate changes. Scheduled repayments totaled $13,579,000 through September 30, 2009. Additional borrowings of $13,275,000 were obtained to support loan growth and to extend maturities at more favorable longer term rates
     In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. At September 30, 2009, $5 million was owed on this line of credit. Subsequent to quarter end the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton line of credit as a five year, fixed rate, amortizing loan at 6%. This transaction took place on November 2, 2009.
     In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and bears a rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December 2008, at September 30, 2009 the balance on this loan was $250,000 (paid in full subsequent to quarter end on October 2, 2009).
     In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the ten year note. As of September 30, 2009 the balance outstanding was $875,000.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2009, the Company’s total risk based capital and total capital to total assets ratios were 10.45% and 7.10%, respectively. Both ratios are in excess of regulatory minimums and exceed the ratios of the Company’s peers.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, the purchase of federal funds and funds raised through the CDARS One-Way Buy Program. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions. The Company’s subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.
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
     As of September 30, 2009, the Company had a cumulative Gap Rate Sensitivity Ratio of 1.46 % for the one year repricing period. This generally indicates that earnings would decrease in an increasing interest rate environment as liabilities reprice more quickly than assets. However, in actual practice, this may not be the case as loans tied to the prime rate of interest will reprice immediately with an increase in short term market rates, while deposit rates will remain stable until competitive market conditions dictate the necessity for an increase in rates. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 24.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through September 30, 2009 total 164,132; of this amount, 2,122 shares were repurchased in 2009, at an average cost of $25.58 per share.
Effect of Newly Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.
     In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.
     The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.
SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.
     ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.
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
F & M BANK CORP.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009			September 30, 2008
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

Rate related income
Loans held for investment[1]	$412,984	$19,001	6.13%	$343,996	$17,412	6.75%	$422,056	$6,331	6.00%	$370,276	$6,159	6.65%
Loans held for sale	27,860	810	3.88%	5,958	185	4.14%	27,576	259	3.76%	6,196	65	4.20%
Federal funds sold	3,515	5	.19%	3,012	46	2.04%	5,874	3	.20%	4,001	17	1.70%
Bank deposits	1,148	16	1.86%	2,712	99	4.87%	1,077			2,058	24	4.66%
Investments
Taxable[3]	16,268	585	4.79%	19,873	846	5.68%	13,190	140	4.25%	19,365	289	5.97%
Partially taxable [2,3]	3,773	197	6.96%	10,091	369	4.88%	3,834	77	8.03%	8,834	125	5.66%
Tax exempt [2,3]	51	3	7.84%	184	6	4.35%				125	1	3.20%

Total earning assets	465,599	20,617	5.90%	385,826	18,963	6.55%	473,607	6,810	5.75%	410,855	6,680	6.50%

Interest Expense
Demand deposits	73,166	869	1.58%	58,053	567	1.30%	81,956	354	1.73%	58,629	187	1.28%
Savings	32,363	155	.64%	30,057	222	.98%	33,996	47	.55%	31,921	77	.96%
Time deposits	216,545	4,917	3.03%	163,867	5,142	4.18%	221,804	1,501	2.71%	165,370	1,651	3.99%
Short-term debt	16,882	65	.51%	24,007	402	2.23%	7,175	9	.50%	38,992	216	2.22%
Long-term debt	67,466	1,718	3.40%	46,962	1,389	3.94%	65,637	563	3.43%	54,007	533	3.95%

Total interest bearing liabilities	406,422	7,724	2.53%	322,946	7,722	3.19%	410,568	2,474	2.41%	348,919	2,664	3.05%

Net interest income [1]		12,893			$11,241			$4,336			$4,016

Net yield on interest earning assets [1]			3.69%			3.88%			3.66%			3.91%

TABLE II
F & M BANK CORP.
INTEREST SENSITIVITY ANALYSIS
September 30, 2009
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified		Total

Uses of Funds
Loans
Commercial	$112,235	$18,175	$77,734	$5,180	$		$213,324
Installment	10,653	863	9,428	3,262			24,206
Real estate for investments	39,758	12,394	117,943	17,022			187,117
Real estate for sale	22,215						22,215
Credit cards	2,116						2,116
Federal funds sold	2,411						2,411
Interest bearing bank deposits	70						70
Investment securities	60	2,366	4,020	6,397		4,202	17,045

Total	189,518	33,798	209,125	31,861		4,202	468,504

Sources of Funds
Interest bearing demand deposits		24,289	50,047	12,879			87,215
Savings deposits		6,777	20,330	6,777			33,884
Certificates of deposit $100,000 and over	23,234	34,806	19,723				77,763
Other certificates of deposit	20,173	70,847	47,794				138,814
Short-term borrowings	4,022						4,022
Long-term borrowings	22,771	9,575	31,806	875			65,027

Total	$70,200	$146,294	$169,700	$20,531	$		$406,725

Discrete Gap	119,318	(112,496)	39,425	11,330		4,202	61,779

Cumulative Gap	119,318	6,822	46,247	57,577		61,779

Ratio of Cumulative Gap to Total Earning Assets	25.47%	1.46%	9.87%	12.29%		13.19%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2009. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information
Item 1. Legal Proceedings — Not Applicable

Item 1a.	Risk Factors — There have been no material changes from the risk factors previously disclosed in Item 1a of the Corporation’s Form 10k filed on March 23,2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds— Not Applicable
Item 3. Defaults Upon Senior Securities — Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders— Not Applicable
Item 5. Other Information — Not Applicable
Item 6. Exhibits
(a)	Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed August 17, 2007.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

November 13, 2009