Form 10-K
period 2009-12-31
F&M BANK CORP
filed 2010-03-26
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,193,453 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2009 was approximately $53,739,599 based on the closing sales price of $24.50 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
     As of the close of business on March 1, 2010, there were 2,295,828 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2010 (the “Proxy Statement”).

PART I
Item 1. Business
General
F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its affiliate, Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services, Inc. (FMFS) are wholly owned subsidiaries of Farmers & Merchants Bank. Farmers & Merchants Bank also holds a majority ownership in VBS Mortgage LLC. (VBS).
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
The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, and drive-in banking services. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage and other financial services to customers of Farmers & Merchants Bank. VBS originates conventional and government sponsored mortgages through their office in Harrisonburg.
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
Employees
On December 31, 2009, the Bank had 138 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F&M Bank Corp.
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
Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.
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
Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2009 were 9.01% and 10.65%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2009, was 7.08%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
Item 1B. Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2009.

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

Luray Branch
700 East Main Street
Luray, VA 22835
With the exception of the Edinburg Branch, Port Road Branch and the Luray Branch, all facilities are owned by Farmers & Merchants Bank. ATMs are available at all locations.
Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA.
VBS’ office is located at:
Harrisonburg Office
2040 Deyerle Avenue
     Suite 102
Harrisonburg, VA 22801
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

	Period Ending December 31,
Index	2004	2005	2006	2007	2008	2009
F & M Corp	100.00	102.85	114.67	129.94	130.24	102.25
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank Index	100.00	101.36	118.57	92.14	52.57	52.03
Recent Stock Prices and Dividends
Dividends to shareholders totaled $1,743,000 and $2,083,000 in 2009 and 2008, respectively. Regular quarterly dividends have been declared for fifty six consecutive quarters. In the third quarter of 2009 dividends per share were reduced from $.23 to $.15 per quarter. This decrease was the result of reduced earnings and an effort to bring the dividend payout ratio within stated goals. Dividends per share decreased 16% in 2009.
The ratio of dividends per share to net income per share was 89.18% in 2009, compared to 65.01% in 2008. The decision as to timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns.

Stock Repurchases
As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2009 totaled 164,132 shares; of this amount, 2,122 shares were repurchased in 2009, at an average cost of $25.58 per share.
The number of common shareholders of record was approximately 1,725 as of March 1, 2010. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.
Quarterly Stock Information
These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2009			2008
	Per Share Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st	20.00	30.75	$.23	29.50	32.05	$.22
2nd	22.00	28.15	.23	31.75	32.50	.22
3rd	22.95	26.65	.15	30.10	33.00	.23
4th	20.00	24.90	.15	28.80	31.50	.23

Total			$.76			$.90

Item 6. Selected Financial Data
Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Interest and Dividend Income	$27,516	$25,544	$24,635	$22,526	$19,878
Interest Expense	10,182	10,498	11,043	9,091	6,998

Net Interest Income	17,334	15,046	13,592	13,435	12,880
Provision for Loan Losses	4,210	815	270	240	360

Net Interest Income after Provision for Loan Losses	13,124	14,231	13,322	13,195	12,520
Noninterest Income	3,111	3,169	3,215	2,754	2,643
Securities Gains (Losses)	(1,754)	(1,680)	101	193	71
Noninterest Expenses	12,188	11,097	10,532	9,688	8,608

Income before Income Taxes	2,293	4,623	6,106	6,454	6,626
Income Tax Expense	339	1,419	1,653	1,925	1,846

Net Income	$1,954	$3,204	$4,453	$4,529	$4,780

Per Share Data:
Net Income	$.85	$1.38	$1.89	$1.90	$1.99
Dividends Declared	.76	.90	.86	.82	.78
Book Value	16.99	15.64	16.71	16.05	15.22

Balance Sheet Data:
Assets	$539,223	$472,058	$386,727	$375,924	$346,328
Loans Held for Investment	434,403	399,233	317,180	309,461	277,398
Loans Held for Sale	31,168	3,780	—	—	3,528
Securities	26,230	30,785	36,614	37,373	34,921
Deposits	420,643	342,225	298,560	289,522	267,310
Short-Term Debt	9,085	20,510	12,743	11,717	14,345
Long-Term Debt	63,096	65,331	29,714	29,247	22,808
Shareholders’ Equity	39,002	36,305	39,165	38,105	36,567
Average Shares Outstanding	2,292	2,319	2,360	2,386	2,404

Financial Ratios:
Return on Average Assets[1]	.38%	.75%	1.17%	1.26%	1.34%
Return on Average Equity[1]	5.10%	8.50%	11.53%	12.13%	13.56%
Net Interest Margin	3.70%	3.89%	3.94%	4.17%	4.01%
Efficiency Ratio [2]	57.74%	58.60%	60.31%	57.45%	53.07%
Dividend Payout Ratio	89.18%	65.01%	45.60%	43.12%	38.70%

Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	7.37%	8.85%	10.05%	10.36%	9.86%
Allowance for Loan Losses to Loans[3]	.88%	.55%	.54%	.58%	.60%
Nonperforming Assets to Total Assets	1.42%	1.01%	1.11%	.58%	.20%
Net Charge-offs to Total Loans[3]	.59%	.08%	.11%	.04%	.07%

[1]	Ratios are primarily based on daily average balances.

[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

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
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 (formerly SFAS No. 5) “Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 (formerly SFAS No. 114), “Receivables", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310. Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Goodwill and Intangibles
In June 2001, the Financial Accounting Standards Board issued ASC 805 (formerly SFAS No. 141), Business Combinations and ASC 350 (formerly SFAS No. 142), Intangibles. ASC 850 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 was effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2009 or 2008. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2009, 2008 and 2007.
Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $322,000 and $598,000 at December 31, 2009 and 2008, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.
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
The following description provides our revised policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI) for the quarter ended September 30, 2009 and for subsequent periods:
•	We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation is conducted at each filing date.

•	For purposes of determining OTTI, the security value recovery period is projected for a maximum of a two year holding period. This is the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Securities Impairment, continued
•	Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor is only considered when the declines in value were not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

•	OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recover, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.
Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $1,751,000 for 2009, $1,759,000 for 2008 and $171,000 for 2007.
Overview
The Company’s net income for 2009 totaled $1,954,000 or $.85 per share, down 39% from $3,204,000 or $1.38 a share in 2008. Return on average equity decreased in 2009 to 5.10% versus 8.50% in 2008, while the return on average assets decreased from .75% to .38%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and other non-recurring income was $3,095,000 in 2009 versus $4,293,000 in 2008, a decrease of 27.9%. Core profitability decreased due to the increase in the provision for loan and lease losses and increased FDIC deposit insurance assessment. These amounts were partially offset by growth in net interest income, which was driven by the significant loan portfolio growth of the Bank.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
See page 10 for a five-year summary of selected financial data.
Changes in Net Income per Common Share

	2009	2008
	to 2008	to 2007
Prior Year Net Income Per Share	$1.38	$1.89
Change from differences in:
Net interest income	1.07	.73
Provision for credit losses	(1.49)	(.24)
Noninterest income, excluding securities gains	(.01)	(.01)
Securities gains	(.05)	(.76)
Noninterest expenses	(.51)	(.32)
Income taxes	.46	.09

Total Change	(.53)	(.51)

Net Income Per Share	$.85	$1.38

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
Net interest income for 2009 was $17,518,000 representing an increase of $2,221,000 or 14.52%. A 10.92% increase in 2008 versus 2007 resulted in total net interest income of $15,297,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 15), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.
Loans held for investment, expressed as a percentage of total earning assets, decreased slightly in 2009 to 88.65% as compared to 90.44% in 2008. Tax equivalent income on earning assets increased $1,905,000, supported by the increase in loan income of $2,677,000.
During 2009, yields on earning assets decreased 71 basis points (BP), primarily due to a .60BP decrease in the yield on loans held for investment. This decrease is consistent with declining market rates resulting from Federal Reserve interest rate cuts and a slowing economy.
The average cost of interest bearing liabilities decreased 69BP in 2009, following a decrease of 66BP in 2008. The decrease in average cost resulted from maturing liabilities repricing at lower rates following action by the Federal Reserve’s Federal Open Market Committee (FOMC), which cut the Federal Funds rate on seven occasions in 2008. These rate cuts were in response to the aforementioned slowing in the national economy following the subprime mortgage crisis and resulting capital markets crisis.
The analysis on the next page reveals a decrease in net interest margin to 3.70% in 2009 primarily due to changes in balance sheet leverage as loan growth was funded primarily by increasing long-term debt and through the higher rate Platinum Rewards Checking product which caused a 30BP increase in the average cost of interest bearing demand accounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Consolidated Average Balances, Yields and Rates1

	2009			2008			2007
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans:[2]
Commercial	$172,883	9,382	5.43%	$128,815	7,976	6.19%	$98,027	7,629	7.78%
Real estate	217,677	13,473	6.19%	195,743	13,061	6.67%	185,383	12,415	6.70%
Installment	28,945	2,663	9.20%	31,239	2,735	8.76%	29,516	2,606	8.83%

Loans held for investment	419,505	25,518	6.08%	355,797	23,772	6.68%	312,926	22,650	7.24%
Loans held for sale	29,619	1,169	3.95%	5,816	238	4.09%	296	22	7.43%

Investment securities:[3] Fully taxable	15,602	720	4.61%	19,813	1,101	5.56%	23,743	1,341	5.65%
Partially taxable	3,542	267	7.54%	6,583	509	7.73%	7,116	488	6.86%
Tax exempt	38	3	7.89%	169	8	4.73%	287	14	4.88%

Total investment securities	19,182	990	5.16%	26,565	1,618	6.09%	31,146	1,843	5.92%

Interest bearing deposits in banks	924	16	1.73%	2,426	117	4.82%	1,821	123	6.75%
Federal funds sold	3,964	7	.18%	2,821	50	1.77%	3,960	196	4.95%

Total Earning Assets	473,194	27,700	5.85%	393,425	25,795	6.56%	350,149	24,834	7.09%

Allowance for loan losses	(3,132)			(1,946)			(1,747)
Nonearning assets	37,962			34,748			32,972

Total Assets	$508,024			$426,227			$381,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand –interest bearing	$78,556	$1,306	1.66%	$58,682	$798	1.36%	$52,857	$1,172	2.22%
Savings	32,650	202	.62%	30,073	293	.97%	30,457	331	1.09%
Time deposits	218,396	6,294	2.88%	169,978	6,955	4.09%	168,005	7,819	4.65%

Total interest bearing deposits	329,602	7,802	2.37%	258,733	8,046	3.11%	251,319	9,322	4.00%

Short-term debt	14,700	78	.53%	23,622	456	1.93%	11,040	502	4.55%
Long-term debt	67,320	2,302	3.42%	50,135	1,996	3.98%	26,940	1,219	4.52%

Total interest bearing liabilities	411,622	10,182	2.47%	332,490	10,498	3.16%	289,299	11,043	3.82%

Noninterest bearing deposits	51,124			49,557			46,465
Other liabilities	6,929			6,469			6,975

Total liabilities	469,675			388,516			342,739
Stockholders’ equity	38,349			37,711			38,635

Total liabilities and stock-holders’ equity	$508,024			$426,227			$381,374

Net interest earnings		$17,518			$15,297			$13,791

Net yield on interest earning assets (NIM)			3.70%			3.89%			3.94%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

[2]	Interest income on loans includes loan fees.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
The following table illustrates the effect of changes in volumes and rates.

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Loans held for investment	$4,256	$(2,510)	$1,746	$3,104	$(1,982)	$1,122
Loans held for sale	974	(43)	931	410	(194)	216
Investment securities:
Taxable	(234)	(147)	(381)	(222)	(18)	(240)
Partially taxable	(235)	(7)	(242)	(37)	58	21
Tax exempt	(6)	1	(5)	(6)		(6)
Interest bearing deposits in banks	(72)	(29)	(101)	41	(47)	(6)
Federal funds sold	20	(63)	(43)	(56)	(90)	(146)

Total Interest Income	4,703	(2,798)	1,905	3,234	(2,273)	961

Interest expense
Deposits:
Demand	270	238	508	129	(503)	(374)
Savings	25	(116)	(91)	(4)	(34)	(38)
Time deposits	1,980	(2,641)	(661)	92	(956)	(864)

Short-term debt	(172)	(206)	(378)	572	(618)	(46)
Long-term debt	684	(378)	306	1,048	(271)	777

Total Interest Expense	2,787	(3,103)	(316)	1,837	(2,382)	(545)

Net Interest Income	$1,916	$305	$2,221	$1,397	$109	$1,506

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.
Interest Income
Tax equivalent interest income increased $1,905,000 or 7.39% in 2009, after increasing 3.87% or $961,000 in 2008. Overall, the yield on earning assets decreased .71%, from 6.56% to 5.85%. Average loans outstanding grew at a record pace during 2009, with average loans outstanding increasing $63,708,000 to $419,505,000. Real estate loans increased 11.21% and commercial loans increased 34.21%. Combined these categories accounted for the total increase in year ending loans. The increase in both residential real estate and commercial loans is primarily the result of market conditions. Market conditions contributed as other banks began to pull back on lending due to their rising loan losses or exposure to subprime lending..
Average total securities, yielding 5.16%, decreased $7,383,000 during 2009. Proceeds from the sale and maturity of investment securities were used to fund (in part) the growth in the loan portfolio. Income on loans held for sale totaled $1,169,000, as compared to the $238,000 during 2008. The bank entered into this participation arrangement as a higher yielding alternative to federal funds sold. Due to the slowdown in secondary market lending, there was very little activity on this participation commitment during 2008. However, as market rates began to fall in the early part of 2009 the originating bank had an increased need for participating banks to fund a portion of these loans. The Bank purchases a 95% participation interest in these loans. These participations are short-term, real estate loan participations that have an average life of approximately ten days. The Bank holds its participation interest in these loans during the period of time between loan closing and when the loan is paid off by the secondary market purchaser.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Interest Expense
Interest expense decreased $316,000 or 3.01% during 2009, which followed a 4.94% decrease $545,000 in 2008. The average cost of funds of 2.47% decreased .69% compared to 2008. Average interest bearing liabilities increased $79,132,000 in 2009 following an increase of $43,191,000 in 2008. The increase in interest bearing liabilities was primarily the result of an increase in interest bearing demand deposits, time deposits and long term debt. Interest bearing demand deposits increased primarily due to the aforementioned Platinum Rewards Checking product. This product pays an above market interest rate, but rewards the customer to adopt certain behaviors that either drive down operating expenses or drive up non-interest income for the Bank. Interest expense of demand deposits increased $508,000 (63.6%), while the average balance in interest bearing demand deposits increased $19.9 million in 2009.
Time deposits increased primarily due to the Bank’s participation in the Certificate of Deposit Account Registry Service (CDARS), which through reciprocal agreements among banks allows customers to gain access to significantly higher levels of FDIC deposit insurance coverage. Due to declining rates, both locally and nationally, the expense associated with time deposits decreased $661,000 (9.5%) in 2009, in spite of an increase in balances of $48.4 million.
Long term debt increased $17.2 million as the Bank supported its lending growth and converted some of its short term debt to long term at favorable market rates. Expense of long-term debt increased $306,000 in 2009 after an increase of $777,000 in 2008. The average cost of long term debt declined from 3.98% in 2008 to 3.42% in 2009. The Company borrowed $30,115,000 in 2009 and $39,747,000 in 2008. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 16.
Noninterest Income
Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. The Bank continues to enjoy significant revenue from its subsidiary Farmers & Merchants Financial Services (FMFS). However, gross revenue for FMFS decreased $87,000 in 2009. This decrease resulted primarily from a reduction in brokerage income as sales of investment products declined due to concerns over stock market volatility and the slowing of the national economy.
Exclusive of losses, non-interest income decreased 1.83% ($58,000) in 2009 following an decrease of 1.43% in 2008. Investments in bank owned life insurance (BOLI) on officers of the Company resulted in tax-free income of $331,000 and $336,000 in 2009 and 2008, respectively. Investments in low income housing projects resulted in non-interest income of $193,000 in 2009 and $102,000 in 2008, an increase of $91,000.
Securities transactions in 2009 resulted in losses of $1,754,000 after recognition of impairment write-downs totaling $1,751,000 on several holdings within the equities portfolio. This followed a loss of $1,681,000 in 2008. The losses within the securities portfolio were not the result of securities actually sold, but due to the recognition of Other Than Temporary Impairment (OTTI) losses on securities that declined significantly in value. Typically securities are considered impaired when their value has been significantly below cost for over a year. Based on the losses already recognized in 2008 and 2009, there is minimal risk of additional significant OTTI in 2010.
Noninterest Expense
Noninterest expenses increased from $11,097,000 in 2008 to $12,188,000 in 2009, a 9.83% increase. Salary and benefits increased 1.60% to $6,728,000 in 2009 and 5.77% in 2008. The 2009 increase resulted from additions to staff to support Bank growth and expansion, and increases in insurance cost, offset by reduced bonus compensation. Occupancy and equipment expense increased 1.1% ($13,000) in 2009, following a 5.85% increase in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Noninterest Expense, continued
The FDIC insurance assessment increased $791,000 in 2009 to $935,000. This increase was a result of increases in the standard assessment rates and a special assessment enacted by the FDIC to cover expenses to the fund resulting from failed institutions. Other operating expense increased $182,000 in 2009, following a $164,000 increase in 2008. Much of the increase was due to increases in data processing and legal fees. During 2009, noninterest expenses dropped as a percentage of total assets due to the rapid growth in total assets. Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.41%, 2.60%, and 2.76%, in 2009, 2008 and 2007, respectively. Peer group averages have ranged between 3.14% and 3.45% over the same time period.
Provision for Loan Losses
Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $815,000 in 2008 to $4,210,000 in 2009. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses
Actual net loan charge-offs were $2,563,000 in 2009 and $329,000 in 2008. Loan losses as a percentage of average loans held for investment totaled .61% and .09% in 2009 and 2008, respectively. This loss rate is significantly better than peer group averages which were 1.12% in 2009 and .84% in 2008.
Balance Sheet
Total assets increased 14.22% during the year to $539,223,000, an increase of $67,165,000 from $472,058,000 in 2008. Earning assets increased 14.93% or $65,001,000 to $500,502,000 at December 31, 2009. Virtually all of the increase in earning assets resulted from growth in the portfolio of loans held for investment and loans held sale which increased $35,170,000 and $27,387,000, respectively. Deposit growth for 2009 totaled $78,418,000 or 22.91%, much of the growth resulted from the growth in interest bearing demand deposits and time deposits, due to the Bank’s participation in the CDARS program. The Company continues to utilize its assets well with 92.80% of year-end assets consisting of earning assets.
Investment Securities
Average balances in investment securities decreased 27.79% in 2008 to $19,182,000. Proceeds from the sale or maturity of investments were used in part to support loan growth and for debt repayment. At year end, 4.05% of earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 5.16% for 2009, down from 6.09% in 2008. Average yields on the investment portfolio exceed peer group averages primarily due to dividend yielding investments held by the Company. Yields on these types of investments increased as balances decreased due to the decline in market value of equity securities. It is anticipated that these yields will fall in 2010 as maturing debt securities reprice at lower yields and as some of the issuers of equity securities have recently cut dividends due to the weakening economy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Investment Securities, continued
The Company recognized losses totaling $1,754,000 on its equities portfolio. Of this amount, $1,751,000 in losses resulted from Other Than Temporary Impairment (OTTI) write-downs on several of its holdings. Management considers a number of factors in determining whether to recognize OTTI on any of its securities, including current market conditions, historical trends in individual securities, historical trends in the overall market and length of time that a security has been below cost. Additional information on the securities impairment write-downs can be found on page 12 under the caption “Securities Impairment” and page 17 under the caption “Noninterest Income”.
The composition of securities at December 31 was:

(Dollars in thousands)	2009	2008	2007
Available for Sale:[1]
U.S. Treasury and Agency	$6,012	$10,194	$16,459
Municipal		125	250
Mortgage-backed[2]	6,170	8,574	5,411
Corporate bonds	505	281	2,426
Marketable equity securities	3,742	3,063	5,668

Total	16,429	22,237	30,214
Held to Maturity:
U.S. Treasury and Agency	110	110	109

Total	110	110	109
Other Equity Investments	9,681	8,439	6,291

Total Securities	$26,220	$30,786	$36,614

[1]	At estimated fair value.

[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
Maturities and weighted average yields of debt securities at December 31, 2009 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

			Years to Maturity
	Less		One to		Over
	than one		Five		Five
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount		Yield	Total	Yield
Debt Securities Available for Sale:
U.S. Treasury & Agency	$2,000	.23%	$4,012	3.48%	$		%	$6,012	2.40%
Municipal		%		%			%		%
Mortgage-backed		%		%		6,170	5.08%	6,170	5.08%
Corporate bonds		%		%		505	8.86%	505	8.86%

Total	$2,000	.23%	$4,012	3.48%		$6,675	5.37%	$12,687	3.96%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$110	2.25%						110	2.25%

Total	$110	2.25%						$110	2.25%

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Analysis of Loan Portfolio
The Company’s portfolio of loans held for investment totaled $434,403,000 at December 31, 2009 compared with $399,233,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 2.45% during 2009 to $145,384,000. Real estate mortgages increased $19,766,000 (12.26%). Growth has included a variety of loan and collateral types including residential real estate and real estate development.
Construction loans increased $15,061,000 or 21.14%, this increase resulted primarily from several large real estate development loans. The growth in construction loans within our portfolio was broadly diversified with loans to a variety of developers, including large multi-unit single family developments, single lot spec homes; and multifamily properties in various locations throughout our market area. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.
Consumer installment loans decreased $3,545,000. This category includes personal loans, auto loans and other loans to individuals. This category continues to suffer from strong competition by other providers of automobile financing. Credit card balances increased $416,000 to $2,356,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate — mortgage	$180,990	$161,224	$141,836	$137,595	$133,826
Real estate — construction	86,320	71,259	51,301	46,669	33,540
Consumer installment	19,247	22,792	18,772	15,990	16,435
Commercial	115,638	115,297	86,048	89,347	73,896
Agricultural	19,355	18,711	15,701	14,587	14,759
Multi-family residential	10,391	7,898	1,412	3,462	3,261
Credit cards	2,356	1,940	1,800	1,709	1,616
Other	106	112	310	102	65

Total Loans	$434,403	$399,233	$317,180	$309,461	$277,398

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Analysis of Loan Portfolio, continued
The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2009:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total
Commercial and agricultural loans	$54,834	$73,169	$6,990	$134,993
Multi-family residential	2,741	7,650		10,391
Real Estate — mortgage	51,543	113,112	16,335	180,990
Real Estate — construction	76,643	9,600	77	86,320
Consumer — installment/other	13,296	8,358	55	21,709

Total	$199,057	$211,889	$23,457	$434,403

Loans with predetermined rates	$15,312	$32,690	$22,848	$70,850
Loans with variable or adjustable rates	183,745	179,199	609	363,553

Total	$199,057	$211,889	$23,457	$434,403

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
Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 26% of the loans are secured by automobiles and trucks.
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
During recent years, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property, however due to the slowing economy and declining real estate sales it is estimated that values actually declined approximately 10%-15% in 2009. Approximately 89% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.
The Bank has identified loan concentrations of greater than 25% of capital in the following categories, poultry related, motel properties, multi-family properties, spec homes and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2009, there are no industry categories of loans that exceed 10% of total loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Nonaccrual and Past Due Loans
Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $7,653,000 at December 31, 2009 compared to $4,766,000 at December 31, 2008. Approximately 93% of these past due loans are secured by real estate. Although management expects that there will be some loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment. As of December 31, 2009, the Company holds $526,000 of real estate which was acquired through foreclosure.
The following is a summary of information pertaining to risk elements and impaired loans:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
Nonaccrual Loans:
Real Estate	3,245	3,638	1,918	1,518	1,374
Commercial	261	1,364	31
Other

Loans past due 90 days or more:
Real Estate	3,850	2,550	4,042	2,798	3,205
Commercial	57	312	432	497	26
Other	240	153	38	148	161

Total Nonperforming loans	7,653	8,017	6,461	4,961	4,766

Nonperforming loans as a percentage of loans held for investment	1.76%	1.88%	1.55%	1.21%	1.19%

Net Charge Offs to Total Loans	.59%	.19%	.04%	.004%	.08%

Allowance for loan and lease losses to nonperforming loans	50.12%	58.63%	39.56%	48.00%	45.93%
Potential Problem Loans
Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2009, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Loan Losses and the Allowance for Loan Losses
In evaluating the portfolio, loans are segregated into loans with identified potential losses, and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $100,000 are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.
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
The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical rates over the prior two year period. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.
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
The allowance for loan losses of $3,836,000 at December 31, 2009 is equal to .88% of total loans held for investment. This compares to an allowance of $2,189,000 (.55%) at December 31, 2008. The overall level of the allowance remains well below the peer group averages. Management feels this is appropriate based on its loan loss history and the composition of its loan portfolio. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.
Loan losses, net of recoveries, totaled $2,563,000 in 2009 which is equivalent to .59% of total loans outstanding. Over the preceding five years, the Company has had an average loss rate of .18% which is approximately one third the loss rate of its peer group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Loan Losses and the Allowance for Loan Losses, continued
A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of period	$2,189	$1,703	$1,791	$1,673	$1,511
Provision charged to expenses	4,210	815	270	240	360
Loan losses:
Commercial	1,110	294	331	19	128
Installment	193	106	119	143	135
Real estate	1,336

Total loan losses	2,639	400	450	162	263

Recoveries:
Commercial	10	7	9	4	19
Installment	63	63	83	36	46
Real estate	3	1

Total recoveries	76	71	92	40	65

Net loan losses	(2,563)	329	358	122	198

Balance at end of period	$3,836	$2,189	$1,703	$1,791	$1,673

Allowance for loan losses as a percentage of loans	.88%	.55%	.54%	58%	.60%

Net loan losses to loans outstanding	.59%	.08%	.11%	.04%	.07%
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
The following table shows the allocation of the allowance by loan type and the related outstanding loan balances to total loans.

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)
Commercial	$2,220	31%	$1,200	36%	$900	32%	$666	34%	$648	32%
Real estate	1,168	64%	450	58%	300	61%	300	61%	300	61%
Installment	448	5%	539	6%	428	7%	750	5%	650	7%
Unallocated		%		%	75	%	75	%	75	%

Total	$3,836	100%	$2,189	100%	$1,703	100%	$1,791	100%	$1,673	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Deposits and Borrowings
The Bank recognized an increase in year-end deposits in 2009 of 22.91%. Interest bearing demand deposits have increased primarily as a result of the new Platinum Rewards interest bearing checking account which the Bank began offering in March 2008. At year end there were balances of approximately $48 million in this account category which is a $33 million increase over 2008. Balances in certificates of deposit increased $31.7 million as a result of the Bank’s membership in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At year end the Bank had obtained a total of $44.6 million in CDARS funding.
The Bank has traditionally avoided brokered deposits believing that they were unstable and, thus not desirable. However, some of the deposits raised through the online listing service are considered brokered deposits. Also, under current banking regulations, CDARS deposits are considered brokered deposits even though in the reciprocal program the original source of funds came from local customers. Certificates of deposit over $100,000 totaled $99,330,000 at December 31, 2009. The maturity distribution of these certificates is as follows:

(Dollars in thousands)	2009	2008
Less than 3 months	$31,381	$15,314
3 to 12 months	36,631	29,553
1 year to 5 years	31,318	18,988

Total	$99,330	$63,855

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) daily rate credit and long-term debt obtained through the FHLB. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank.
Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Bank borrowed $22,250,000 in 2009 and $34,747,000 in 2008 in long term loans. Repayment of amortizing and fixed maturity loans through FHLB totaled $27,350,000 for the year. These loans carry an average rate of 3.23% at December 31, 2009.
Stockholder’s Equity
Total stockholders’ equity increased $2,698,000 or 7.43% in 2009. While net income totaled $1,954,000, noncontrolling interest net income totaled $$76,000 and changes in other comprehensive income increased $2,292,000, capital was reduced by dividends ($1.743 million) and shares repurchased ($54 thousand). As of December 31, 2009, book value per share was $16.99 compared to $15.64 as of December 31, 2008. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.
Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2009, the Company had Tier I capital of 9.01% of risk weighted assets and combined Tier I and II capital of 10.65% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Stockholder’s Equity, continued
In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2009, the Company reported a leverage ratio of 7.08%. The Bank’s leverage ratio was also substantially above the minimum.
Market Risk Management
Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin decreased .19% in 2009 and decreased .05% in 2008. Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve cut short term rates a total of 5.00% to a target of 0 to .25%.
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
Liquidity as of December 31, 2009 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.
The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2009. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates a liability sensitive one-year cumulative GAP position of 6.86% of total earning assets, compared to (3.58%) in 2008. Approximately 50.26% of rate sensitive assets and 49.44% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $58,718,000 during the year, while total earning assets increased $65,001,000. Growth in the loan portfolio was concentrated in real estate secured loans, including both amortizing residential and commercial loans which typically have an initial rate adjustment period of three to five years and construction loans which typically have a term of one year and a rate that floats with the prime rate. Short term liabilities increased $8,820,000, while total interest bearing liabilities increased $61,069,000. Due to the relatively flat yield curve, management has aggressively cut deposit rates and has lengthened the term on some of its fixed rate borrowings with FHLB. These actions have resulted in the improvement in the negative GAP position in the one year time period and have helped to mitigate the decline in the net interest margin.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Market Risk Management, continued
The following GAP analysis shows the time frames as of December 31, 2009, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$162,938	$34,277	$210,867	$23,965	$	$432,047
Loans held for sale	31,168					31,168
Federal Funds Sold	18,326					18,326
Investments securities	2,066	344	4,012	5,871	4,247	16,540
Credit Cards	2,356					2,356
Interest bearing bank deposits	65					65

Total	216,919	34,621	214,879	29,836	4,247	500,502

Rate Sensitive Liabilities:
Interest bearing demand deposits		27,111	58,106	15,497		100,714
Savings		6,846	20,537	6,846		34,229
Certificates of deposit $100,000 and over	31,380	36,631	31,319			99,330
Other certificates of deposit	23,658	66,912	42,325			132,895

Total Deposits	55,038	137,500	152,287	22,343		367,168
Short-term debt	9,085					9,085
Long-term debt	10,275	5,325	44,781	2,715		63,096

Total	74,398	142,825	197,068	25,058		439,349

Discrete Gap	142,521	(108,204)	17,811	4,778	4,247	61,153
Cumulative Gap	142,521	34,317	52,128	56,906	61,153
As a % of Earning Assets	28.48%	6.86%	10.42%	11.37%	12.22%
•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.
In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.
Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Quarterly Results
The table below lists the Company’s quarterly performance for the years ended December 31, 2009 and 2008:

	2009
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$7,035	$6,761	$7,019	$6,701	$27,516
Interest Expense	2,458	2,475	2,548	2,701	10,182

Net Interest Income	4,577	4,286	4,471	4,000	17,334
Provision for Loan Losses	900	2,790	310	210	4,210

Net Interest Income after Provision, For Loan Losses	3,677	1,496	4,161	3,790	13,124

Non-Interest Income	718	(101)	420	320	1,357
Non-Interest Expense	3,057	3,249	3,088	2,794	12,188

Income before taxes	1,338	(1,854)	1,493	1,316	2,293
Income Tax Expense	483	(978)	402	432	339

Net Income	$855	$(876)	$1,091	$884	$1,954

Net Income Per Share	$.36	$(.38)	$.48	$.39	$.85

	2008
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$6,765	$6,617	$6,128	$6,034	$25,544
Interest Expense	2,776	2,665	2,453	2,604	10,498

Net Interest Income	3,989	3,952	3,675	3,430	15,046
Provision for Loan Losses	430	120	175	90	815

Net Interest Income after Provision For Loan Losses	3,559	3,832	3,500	3,340	14,231

Non-Interest Income	(563)	475	896	681	1,489
Non-Interest Expense	2,890	2,793	2,761	2,653	11,097

Income before taxes	106	1,514	1,635	1,368	4,623
Income Tax Expense	136	428	491	364	1,419

Net Income	$(30)	$1,086	$1,144	$1,004	$3,204

Net Income Per Share	$(.01)	$.47	$.49	$.43	$1.38

Item 8. Financial Statements and Supplementary Information
F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks (notes 3 and 13)	$5,314,285	$5,686,781
Federal funds sold	18,326,000	8,979,000

Cash and cash equivalents	23,640,285	14,665,781

Interest bearing deposits (note 13)	64,971	1,162,265
Securities:
Held to maturity — fair value of $110,000 in 2009 and 2008 (note 4)	109,813	109,634
Available for sale (note 4)	16,429,533	22,237,430
Other investments (note 4)	9,680,733	8,438,964
Loans held for sale	31,167,763	3,780,287
Loans held for investment (notes 5 and 13)	434,402,916	399,232,536
Less allowance for loan losses (note 6)	(3,835,698)	(2,189,261)

Net Loans Held for Investment	430,567,218	397,043,275

Other real estate owned	525,897
Bank premises and equipment, net (note 7)	7,079,504	7,457,128
Interest receivable	2,037,612	2,056,162
Core deposit intangible (note 21)	321,932	597,874
Goodwill (note 21)	2,669,517	2,669,517
Bank owned life insurance (note 22)	6,593,081	6,304,263
Other assets	8,334,778	5,535,207

Total Assets	539,222,637	472,057,787

Liabilities
Deposits:
Noninterest bearing	53,475,063	49,785,896
Interest bearing:
Demand	77,483,164	39,772,929
Money market accounts	23,230,861	22,779,161
Savings	34,228,965	29,366,527
Time deposits over $100,000 (note 8)	99,329,716	63,855,260
All other time deposits (note 8)	132,895,542	136,665,430

Total Deposits	420,643,311	342,225,203

Short-term debt (note 9)	9,084,909	20,510,287
Accrued liabilities	7,396,233	7,686,661
Subordinated debt	2,715,000
Long-term debt (note 10)	60,380,702	65,330,833

Total Liabilities	500,220,155	435,752,984

Stockholders’ Equity (Note 20)
Common stock $5 par value, 6,000,000 shares authorized, 2,295,053 and 2,289,497 shares issued and outstanding for 2009 and 2008, respectively	11,475,265	11,447,485
Capital surplus
Retained earnings (note 17)	27,989,144	27,686,745
Noncontrolling interest	122,709	46,829
Accumulated other comprehensive income (loss)	(584,636)	(2,876,256)

Total Stockholders’ Equity	39,002,482	36,304,803

Total Liabilities and Stockholders’ Equity	$539,222,637	$472,057,787

     The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2009, 2008 and 2007

	2009	2008	2007
Interest and Dividend Income
Interest and fees on loans held for investment	$25,393,347	$23,638,923	$22,560,401
Interest on loans held for sale	1,169,228	238,249	21,794
Interest on deposits and federal funds sold	23,533	167,441	319,048
Interest on debt securities	697,982	970,523	1,231,825
Dividends on equity securities	231,838	529,268	502,080

Total Interest and Dividend Income	27,515,928	25,544,404	24,635,148

Interest Expense
Interest on demand deposits	1,306,439	798,137	1,171,782
Interest on savings deposits	202,027	293,461	331,218
Interest on time deposits over $100,000	1,551,360	1,906,538	2,304,597
Interest on all other time deposits	4,742,443	5,047,994	5,513,883

Total interest on deposits	7,802,269	8,046,130	9,321,480
Interest on short-term debt	77,818	456,398	501,932
Interest on long-term debt	2,302,246	1,995,514	1,219,489

Total Interest Expense	10,182,333	10,498,042	11,042,901

Net Interest Income	17,333,595	15,046,362	13,592,247

Provision for Loan losses (note 6)	4,210,000	815,000	270,000

Net Interest Income After Provision for Loan Losses	13,123,595	14,231,362	13,322,247

Noninterest Income (Expenses)
Service charges on deposit accounts	1,292,965	1,356,494	1,209,972
Insurance and other commissions	476,734	271,078	368,990
Other operating income	1,086,890	1,193,991	1,342,851
Income on bank owned life insurance	330,756	336,459	293,271
Other than temporary impairment losses	(1,751,169)	(1,758,730)	(171,000)
Gain (loss) on the sale of securities (note 4)	(2,424)	78,173	272,185

Total Noninterest Income	1,433,752	1,477,465	3,316,269

Noninterest Expenses
Salaries	5,037,699	5,131,045	4,737,325
Employee benefits (note 12)	1,690,834	1,491,847	1,524,208
Occupancy expense	563,923	578,735	598,598
Equipment expense	592,075	564,410	615,083
Amortization of intangibles (notes 2 and 21)	275,942	275,942	275,942
FDIC insurance assessment	934,864	144,308	34,459
Other operating expenses	3,092,799	2,911,190	2,746,691

Total Noninterest Expenses	12,188,136	11,097,477	10,532,306

Income before Income Taxes	2,369,211	4,611,350	6,106,210

Income Tax Expense (note 11)	339,309	1,418,628	1,653,124

Consolidated Net Income	2,029,902	3,192,722	4,453,086

Net Income — Noncontrolling interest	(75,880)	11,294

Net Income-F & M Bank Corp.	$1,954,022	$3,204,016	$4,453,086

Per Share Data Net Income	$.85	$1.38	$1.89

Cash Dividends	$.84	$.90	$.86

Average Common Shares Outstanding	2,291,845	2,318,998	2,359,540

     The accompanying notes are an integral part of this statement

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2009, 2008 and 2007

						Accumulated
						Other
						Comprehensive
	Common	Capital		Retained	Noncontrolling	Income
	Stock	Surplus		Earnings	Interest	(Loss)	Total
Balance December 31, 2006	11,870,965	$		$26,794,238	$	$(560,359)	$38,104,844
Comprehensive Income:
Net income				4,453,086			4,453,086
Net change in other comprehensive income (note 2)						(403,683)	(403,683)

Total Comprehensive Income			4,049,403

Tax benefit of ESOP dividends Dividends on common stock				(2,030,564)			(2,030,564)
Stock issued (294 shares)	1,470			8,082			9,552
Stock repurchased (30,597 shares)	(152,985)			(815,569)			(968,554)

Balance December 31, 2007	11,719,450			28,409,273		(964,042)	39,164,681

Cumulative effect of initial adoption of EITF 06-4				(428,112)			(428,112)
Comprehensive Income:
Net income				3,204,016	46,829		3,250,845
Net change in other comprehensive income (note 2)						(1,912,214)	(1,912,214)
Total Comprehensive Income							1,338,631

Dividends on common stock				(2,083,015)			(2,083,015)
Stock issued (3,951 shares)	19,755		98,380				118,135
Stock repurchased (58,344 shares)	(291,720)		(98,380)	(1,415,417)			(1,805,517)

Balance December 31, 2008	11,447,485		—	27,686,745	46,829	(2,876,256)	36,304,803

Comprehensive Income:
Net income				1,954,022	75,880		2,029,902
Net change in other comprehensive income (note 2)						2,291,620	2,291,620

Total Comprehensive Income							4,321,522

Dividends on common stock				(1,742,637)			(1,742,637)
Stock issued (8,478 shares)	38,390			134,680			173,070
Stock repurchased (2,122 shares)	(10,610)			(43,666)			(54,276)

Balance December 31, 2009	11,475,265	$		$27,989,144	$122,709	$(584,636)	$39,002,482

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$1,954,022	$3,204,016	$4,453,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on securities transactions	2,424	(78,173)	(272,185)
Other than temporary impairment losses	1,751,169	1,758,730	171,000
Depreciation	654,401	630,314	697,659
Accretion of securities	27,383	(29,717)	(111,489)
Net decrease (increase) in loans held for sale	(27,387,476)	(3,780,287)	—
Provision for loan losses	4,210,000	815,000	270,000
Provision for deferred taxes	(694,041)	(159,824)	(346,191)
(Increase) decrease in interest receivable	18,550	(124,187)	(55,326)
(Increase) decrease in other assets	(3,187,314)	(69,785)	(831,946)
Increase (decrease) in accrued expenses	(15,740)	538,980	(299,666)
Change in pension liability	852,683	(1,835,082)	531,150
Amortization of limited partnership investments	370,808	431,584	722,041
Amortization of intangibles	275,942	275,942	275,942
Gain on sale of property and equipment		(1,902)	(68,904)
Income from life insurance investment	(288,818)	(298,952)	(293,271)

Net Cash Provided by Operating Activities	(21,456,007)	1,276,657	4,841,900

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	1,097,294	1,969,600	(1,127,083)
Purchase of securities held to maturity		—	(108,166)
Proceeds from maturities of securities held to maturity		—	110,000
Proceeds from maturities of securities available for sale	17,618,208	23,843,841	22,499,667
Proceeds from sales of securities available for sale	32,228	1,511,286	2,172,552
Purchases of securities available for sale	(12,724,664)	(22,654,078)	(25,514,141)
Net increase in loans held for investment	(38,259,840)	(82,381,163)	(8,077,058)
Purchase of life insurance		—	—
Purchase of property and equipment	(276,777)	(864,047)	(140,648)
Proceeds from life insurance policy		—	246,332

Net Cash Used in Investing Activities	(32,513,551)	(78,574,561)	(9,938,545)

Cash Flows from Financing Activities		(2,932,000)	370,000
Net change in federal funds purchased
Net change in demand and savings deposits	46,713,540	8,147,063	8,044,854
Net change in time deposits	31,704,568	35,518,478	992,378
Net change in short-term debt	(11,425,378)	10,699,236	656,122
Dividends paid in cash	(1,932,332)	(2,103,775)	(2,016,246)
Proceeds from long-term debt	27,400,000	39,747,500	10,000,000
Proceeds for issuance of subordinated debt	2,715,000
Payments to repurchase common stock	(54,276)	(1,805,517)	(968,554)
Proceeds from issuance of common stock	173,071	118,135	9,552
Repayments of long-term debt	(32,350,131)	(4,130,953)	(9,532,966)

Net Cash Provided by Financing Activities	62,944,062	83,258,167	7,555,140

Net Increase (Decrease) in Cash and Cash Equivalents	8,974,504	5,960,263	2,458,495

Cash and Cash Equivalents, Beginning of Year	14,665,781	8,705,518	6,247,023

Cash and Cash Equivalents, End of Year	$23,640,285	$14,665,781	$8,705,518

Supplemental Disclosure:
Cash paid for:
Interest expense	$10,419,858	$10,646,216	$10,801,426
Income taxes	720,000	950,000	1,155,000
The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, deposits at other financial institutions whose initial maturity is ninety days or less and Federal funds sold.
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
December 31, 2009 and 2008
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
December 31, 2009 and 2008
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Intangible Assets
Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $321,932 and $597,874 at December 31, 2009 and 2008, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
Goodwill
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ASC 850, Business Combinations and ASC 350, Intangibles. ASC 850 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 became effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an impairment review on an annual basis and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
Goodwill totaled $2,669,517 at December 31, 2009 and 2008. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2009, 2008 or 2007.
Pension Plans
The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. On December 31, 2006 the Company adopted ASC 325-960 “Defined Benefit Pension Plans” (formerly SFAS No. 158), which was issued in September of 2006 and amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.
Advertising Costs
The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2009, 2008, and 2007 were $223,762, $295,214 and $244,930, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
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
In 2006, the FASB issued ASC 740 (formerly Interpretation No. 48), “Income Taxes.” ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities and changes in pension plan funding status, such as unrealized gains and losses on available-for-sale securities and gains or losses on certain derivative contracts, are reported as a separate component of the equity section of the balance sheet. Such items, along with operating net income, are components of comprehensive income.
The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007
Changes in:
Net income	$2,029,902	$3,250,845	$4,453,086
Adjustment for initial adoption of ASC 325-960 funded status adjustment	852,683	(1,835,082)	531,150
Tax effect	(289,912)	623,928	(180,591)

Pension plan adjustment, net of tax	562,771	(1,211,154)	350,559

Unrealized holding gains (losses) on available-for-sale securities	865,875	(2,742,769)	(1,041,606)
Other than temporary impairment losses	1,751,169	1,758,730	171,000
Reclassification adjustment for (gains) losses realized in income	2,424	(78,173)	(272,185)

Net unrealized gains (losses)	2,619,468	(1,062,212)	(1,142,791)
Tax effect	890,619	361,152	388,549

Unrealized holding gain (losses), net of tax	1,728,849	(701,060)	(754,242)

Total other comprehensive income	$4,321,522	$1,338,631	$4,049,403

Earnings Per Share
Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2009.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Derivative Financial Instruments and Change in Accounting Principle
On January 1, 2001, the Company adopted ASC 815 “Derivative and Hedging Investments” (formerly SFAS No. 133). This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.
Under ASC 815, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedging item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.
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
Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 18, 2010, the date the financial statements were issued.
NOTE 3 CASH AND DUE FROM BANKS:
The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2009 and 2008.
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U. S. Treasuries	$109,813	$	$	$109,813

December 31, 2008
U. S. Treasuries	$109,634	$—	$—	$109,634

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
The amortized cost and fair value of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Government sponsored enterprises	$5,975,816	$35,878	$	$6,011,694
Mortgage-backed obligations of federal agencies	5,895,747	277,032	2,439	6,170,340
Marketable equities	3,768,175	263,700	288,906	3,742,969
Municipals
Corporate bonds	280,800	223,730		504,530

Total Securities Available for Sale	$15,920,538	$800,340	$291,345	$16,429,533

December 31, 2008
Government sponsored enterprises	$10,012,805	$202,895	$21,860	$10,193,840
Mortgage-backed obligations of federal agencies	8,391,182	193,059	10,475	8,573,766
Marketable equities	5,430,255	22	2,366,026	3,064,251
Municipals	125,000		227	124,773
Corporate bonds	280,800			280,800

Total Securities Available for Sale	$24,240,042	$395,976	$2,398,588	$22,237,430

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$109,813	$109,813	$2,301,928	$2,299,622
Due after one year through five years			3,976,069	4,011,814
Due after five years			5,874,366	6,375,128

	109,813	109,813	12,152,363	12,686,564
Marketable equities			3,768,175	3,742,969

Total	$109,813	$109,813	$15,920,538	$16,429,533

There were no sales of debt securities during 2009, 2008, or 2007. Following is a table reflecting gains and losses on equity securities:

	2009	2008	2007
Gains	$2,475	$244,181	$344,944
Losses	(4,899)	(166,008)	(72,759)

Net Gains	$(2,424)	$78,173	$272,185

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $15,229,000 at December 31, 2009 and $21,078,000 at December 31, 2008.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
Other investments consist of investments in fourteen low-income housing and historic equity partnerships (carrying basis of $4,204,000), stock in the Federal Home Loan Bank (carrying basis of $4,543,000), and various other investments (carrying basis of $933,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2009. At December 31, 2009, the Company was committed to invest an additional $2,770,938 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.
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
A summary of these losses (in thousands) is as follows:

	Less than 12 Months				More than 12 Months				Total
	Fair		Unrealized		Fair		Unrealized		Fair	Unrealized
	Value		Losses		Value		Losses		Value	Losses
2009
Government sponsored enterprises	$		$		$		$		$	$
Mortgage backed obligations						300		(2)	300	(2)
Marketable equities						1,891		(289)	1,891	(289)

Total	$		$			$2,191		$(291)	$2,191	$(291)

2008
Government sponsored enterprises		$2,002		$(22)	$		$		$2,002	$(22)
Mortgage backed obligations						373		(11)	373	(11)
Marketable equities		598		(381)		1,853		(1,985)	2,451	(2,366)

Total		$2,600		$(403)		$2,226		$(1,996)	$4,826	$(2,399)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.
The Company recognized other-than-temporary impairment losses of $1,751,000, $1,759,000, and $171,000 in the carrying basis of its equity holdings in 2009, 2008, and 2007, respectively. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under ASC 320-10.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 5 LOANS:
Loans held for investment as of December 31:

	2009	2008
Real Estate
Construction	$86,319,632	$71,259,034
Mortgage	191,381,547	169,121,443
Commercial and agricultural	134,992,512	134,008,258
Installment	19,247,550	22,791,468
Credit cards	2,355,510	1,940,301
Other	106,165	112,032

Total	$434,402,916	$399,232,536

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $155,632,000 and $167,246,000 as of December 31, 2009 and 2008, respectively. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.
The following is a summary of information pertaining to impaired loans (in thousands):

	2009	2008	2007
Impaired loans without a valuation allowance	$1,241	$1,743	$—
Impaired loans with a valuation allowance	7,694	1,676	2,748

Total impaired loans	$8,935	$3,419	$2,748

Valuation allowance related to impaired loans	$986	$468	$682

Average investment in impaired loans	$5,666	$3,908	$3,408

Interest income recognized on impaired loans	$347	$162	$247

Loans held for sale consists of the Bank’s commitment to purchase up to $35,000,000 in residential mortgage loan participations. These loans are purchased as a 95% participation in loans that are warehoused by a bank in California. Loans are originated by a network of mortgage loan originators throughout the United States. A take out commitment is in place at the time the participation interests are purchased. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to the bank in California. By contract terms, the Bank will hold these loans up to 60 days. The actual holding period of individual loans has ranged from 1 day to 50 days, with an average of 10 days during 2008 and 2009.
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
Loans held for sale as of December 31:

	2009	2008
Real Estate	$31,167,763	3,780,287

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 6 ALLOWANCE FOR LOAN LOSSES:
A summary of changes in the allowance for loan losses is shown in the following schedule:

	2009	2008	2007
Balance, beginning of year	$2,189,261	$1,702,501	$1,791,248
Provision charged to operating expenses	4,210,000	815,000	270,000
Loan recoveries	75,997	71,751	91,620
Loans charged off	(2,639,560)	(399,991)	(450,367)

Balance, end of year	$3,835,698	$2,189,261	$1,702,501

Percentage of loans held for investment	.88%	.55%	.54%
NOTE 7 BANK PREMISES AND EQUIPMENT
Bank premises and equipment as of December 31 are summarized as follows:

	2009	2008
Land	$1,145,204	$1,063,320
Buildings and improvements	6,883,232	6,844,160
Furniture and equipment	4,964,684	4,810,223

	12,993,120	12,717,703
Less — accumulated depreciation	(5,913,616)	(5,260,575)

Net	$7,079,504	$7,457,128

Provisions for depreciation of $654,401 in 2009, $630,314 in 2008, and $697,659 in 2007 were charged to operations.
NOTE 8 TIME DEPOSITS:
At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$157,529,288
2011	46,155,551
2012	8,547,164
2013	9,039,683
2014	10,953,572

Total	$232,225,258

NOTE 9 SHORT-TERM DEBT:
Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate
2009
Short term note	$750,000	$	$400,000	5.00%	%
Federal funds purchased	14,924,000		1,369,148	.80%	%
FHLB daily rate credit	21,002,500	2,800,000	6,890,041	.49%	.36%
Securities sold under agreements to repurchase	9,895,231	6,284,909	6,090,608	.43%	.47%

Totals		$9,084,909	$14,749,797	.62%	.44%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
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
As of December 31, 2009, the Company had lines of credit with correspondent banks totaling $20,000,000, which may be used in the management of short-term liquidity.
In September 2008 the Company entered into an agreement with Page Valley Bank to provide a $1 million term loan to be used for a capital contribution to the Bank. The loan is unsecured and carried an interest rate of prime. Repayment terms include quarterly payments of $250,000 plus interest beginning in December 2008. The loan was paid in full on October 2, 2009.
NOTE 10 LONG-TERM DEBT:
New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $22,250,000 in 2009, $34,747,000 in 2008, and $10,000,000 in 2007. The interest rates on the notes payable are fixed at the time of the advance and range from 1.12% to 4.82%; the weighted average interest rate was 3.23% and 3.74% at December 31, 2009 and 2008, respectively. The balance of these obligations at December 31, 2009 was $55,381,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.
In March 2008, the Company entered into an agreement with a correspondent bank (Silverton Bank) to provide a $5 million line of credit to be used for general corporate purposes, including capital contributions to the Bank and for the current stock repurchase program. The loan is unsecured and bears a rate of prime minus 1.25%. In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton line of credit as a five year, fixed rate, amortizing loan at 6%. The Company will make quarterly installments of $250,000 plus interest beginning in February 2010.
In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the ten year note. As of December 31, 2009 the balance outstanding was $2,715,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 10 LONG-TERM DEBT (CONTINUED):
The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings, the Page Valley Bank Loan and Subordinated debt agreements, as of December 31, 2009 are as follows:

2010	$11,345,238
2011	8,925,571
2012	17,982,857
2013	12,214,286
2014	9,912,750
Thereafter	2,715,000

Total	$63,095,702

NOTE 11 INCOME TAX EXPENSE:
The components of the income tax expense are as follows:

	2009	2008	2007
Current expense
Federal	$1,033,350	$1,578,452	$1,999,315
Deferred benefit
Federal	(678,041)	(140,074)	(61,390)
State	(16,000)	(19,750)	(284,801)

Total Income Tax Expense	$339,309	$1,418,628	$1,653,124

Amounts in above arising from gains (losses) on security transactions	$(550,660)	$(402,807)	$21,232

The deferred tax effects of temporary differences are as follows:

	2009	2008	2007
LIH Partnership Losses	$(21,505)	$(32,850)	$(95,210)
Securities impairment	(549,836)	(378,759)	(27,724)
Local & Historic State Credits Recognized	(16,000)	(19,750)	(284,801)
Provision for loan losses	(404,016)	(165,498)	30,108
Non-qualified deferred compensation	30,072	(4,460)	(10,268)
Depreciation	48,163	143,858	(44,906)
Core deposit intangible amortization	(33,113)	(33,113)	(33,113)
Pension expense	190,722	269,154	57,509
Goodwill tax amortization	61,424	61,424	61,424
Other	48	170	790

Deferred Income Tax Expense (Benefit)	$(694,041)	$(159,824)	$(346,191)

The components of the deferred taxes as of December 31 are as follows:

	2009	2008
Deferred Tax Assets
Allowance for loan losses	$994,117	$590,101
Split dollar life insurance	4,892	1,506
Nonqualified deferred compensation	345,483	374,498
Securities impairment	1,179,426	474,085
Core deposit amortization	264,906	231,793
State historic tax credits	292,184	276,184
Securities available for sale	(34,260)	715,944
Bank owned life insurance	484,091
Other	977	1,644

Total Assets	$3,531,816	$2,665,755

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 11 INCOME TAX EXPENSE (CONTINUED):

	2009	2008
Deferred Tax Liabilities:
Unearned low income housing credits	$762,373	$782,608
Depreciation	322,110	273,948
Pension	766,774	576,052
Goodwill tax amortization	542,578	481,154
Securities available for sale	105,560	123,552
Other	51,628

Total Liabilities	2,551,023	2,237,314

Deferred Tax Asset (Liability)	$980,793	$428,441

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2009	2008	2007
Tax expense at federal statutory rates	$779,734	$1,571,699	$2,076,111
Increases (decreases) in taxes resulting from:
State income taxes, net	3,514	4,497	(55,130)
Partially exempt income	(64,592)	(19,524)	(135,259)
Tax-exempt income	(157,454)	(170,210)	(159,916)
Prior year LIH credits	(27,521)	(27,356)	(51,735)
Other	(194,372)	59,522	(20,947)

Total Income Tax Expense	$339,309	$1,418,628	$1,653,124

NOTE 12 EMPLOYEE BENEFITS:
The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. On December 31, 2006 the Company adopted ASC 325-960 “Defined Benefit Pension Plans” (formerly “SFAS 158”), which was issued in September of 2006 and amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2009, 2008 and 2007:

	2009	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning	$4,582,997	$4,111,188	$3,975,983
Service cost	358,799	402,976	316,786
Interest cost	273,333	320,270	237,892
Actuarial gain (loss)	110,390	46,725	(333,377)
Benefits paid	(13,668)	(298,162)	(86,096)

Benefit obligation, ending	$5,311,851	$4,582,997	$4,111,188

Change in Plan Assets
Fair value of plan assets, beginning	3,948,698	4,072,435	3,236,937
Actual return on plan assets	1,157,880	(1,325,575)	421,594
Employer contribution		1,500,000	500,000
Benefits paid	(13,668)	(298,162)	(86,096)

Fair value of plan assets, ending	$5,092,910	$3,948,698	$4,072,435

Funded status at the end of the year	$(218,941)	$(634,299)	$(38,753)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):

	2009	2008	2007
Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$1,204,854	$1,642,179	$402,643
Unfunded pension benefit obligation under ASC 325-960	(1,423,795)	(2,276,478)	(441,396)

Amount recognized in other liabilities	$(218,941)	$(634,299)	$(38,753)

Amount recognized in accumulated other comprehensive income
Net Gain/(Loss)	$(1,570,180)	$(2,428,163)	$(599,706)
Prior service cost	146,385	151,685	158,310
Net obligation at transition			—

Amount recognized	(1,423,795)	(2,276,478)	(441,396)
Deferred Taxes	484,091	774,003	150,075

Amount recognized in accumulated comprehensive income	$(939,704)	$(1,502,475)	$(291,321)

(Accrued) Prepaid benefit detail
Benefit obligation	$(5,311,851)	$(4,582,997)	$(4,111,188)
Fair value of assets	5,092,910	3,948,698	4,072,435
Unrecognized net actuarial loss	1,570,180	2,428,163	599,706
Unrecognized transition obligation		—	—
Unrecognized prior service cost	(146,385)	(151,685)	(158,310)

Prepaid (accrued) benefits	$1,204,854	$1,642,179	$402,643

Components of net periodic benefit cost
Service cost	$358,799	$322,381	$316,786
Interest cost	273,333	256,216	237,892
Expected return on plan assets	(313,710)	(376,713)	(274,201)
Amortization of prior service cost	(5,300)	(5,300)	(5,300)
Amortization of transition obligation		—	10,155
Recognized net actuarial (gain) loss	124,203	11,787	45,525

Net periodic benefit cost	$437,325	$208,371	$330,857

Additional disclosure information
Accumulated benefit obligation	$3,538,352	$2,977,671	$2,575,783
Vested benefit obligation	$3,398,034	$2,871,201	$2,497,484
Discount rate used for net pension cost	6.00%	6.25%	6.00%
Discount rate used for disclosure	6.00%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%
Average remaining service (years)	16	16	16
Funding Policy
It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2010 contribution will be $1,000,000 and pension cost for 2010 will be approximately $283,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
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
Asset Allocation
The following table provides the pension plan’s asset allocation as of December 31:

	2009	2008
Mutual funds — equity	61%	64%
Mutual funds —fixed income	38%	31%
Cash and equivalents	1%	5%
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
Estimated Future Benefit Payments

2010	$57,847
2011	58,503
2012	80,634
2013	100,492
2014	168,391
2015-2017	1,094,838

$1,560,705

Employee Stock Ownership Plan (ESOP)
The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $180,000 in 2009, $275,000 in 2008, and $250,000 in 2007 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 123,908 and 114,991 at December 31, 2009 and 2008, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 12 EMPLOYEE BENEFITS (CONTINUED):
401K Plan
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent of the next 2% to 6% of employee contributions. Vesting in the contributions made by the bank is 100% after two years of service. Contributions under the plan amounted to $142,853, $116,422 and $108,717 in 2009, 2008 and 2007, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for several of its key employee’s and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Due to the level of earnings, the Company did not contribute to the plan in 2009. Contributions to the plan totaled $60,000 and $50,000 in 2008, 2007, respectively.
NOTE 13 CONCENTRATIONS OF CREDIT:
The Company had cash deposits in other commercial banks totaling $3,062,630 and $4,775,222 at December 31, 2009 and 2008, respectively.
The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $16,120,000. Other identified loan concentration areas greater than 25% of capital include motel properties, multi-family residential, spec homes and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 89% of the loan portfolio is secured by real estate.
NOTE 14 COMMITMENTS:
The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2009	2008
Commitments to loan money	$83,081,156	$95,106,266
Standby letters of credit	1,108,419	1,677,343
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 14 COMMITMENTS (CONTINUED):
The Bank leases three of its branch offices on long term lease arrangements of either five or ten years. Lease expense for 2009, 2008 and 2007 were $71,760, $71,760 and $69,960, respectively. As of December 31, 2009, the required lease payments for the next five years are as follows:

2010	$64,260
2011	26,640
2012	21,600
2013	21,600
2014	21,600
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
At December 31, the information pertaining to the forward option contracts, included in other liabilities on the balance sheet, is as follows:

	2009	2008
Notional amount	$497,691	$551,250
Fair market value of contracts	$13,295	$15,471

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 16 TRANSACTIONS WITH RELATED PARTIES:
During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.
Loan transactions with related parties are shown in the following schedule:

	2009	2008
Total loans, beginning of year	$7,246,384	$7,417,401
New loans	1,271,666	2,046,744
Participation Sold		(986,845)
Repayments	(1,793,627)	(1,230,916)

Total loans, end of year	$6,724,423	$7,246,384

NOTE 17 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2008, approximately $1,926,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,428,000 in 2009, $2,559,000 in 2008 and $2,516,000 in 2007.

NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
ASC 825 “Financial Intruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,314	$5,314	$5,687	$5,687
Interest bearing deposits	65	65	1,164	1,162
Federal funds sold	18,326	18,326	8,979	8,979
Securities available for sale	16,430	16,430	22,237	22,237
Securities held to maturity	110	110	110	110
Other investments	9,681	9,681	8,439	8,439
Loans	481,967	434,403	418,630	399,233
Loan held for sale	31,168	31,168	3,780	3,780
Bank owned life insurance	6,593	6,593	6,304	6,304
Accrued interest receivable	2,038	2,038	2,056	2,056

Financial Liabilities
Demand Deposits:
Non-interest bearing	53,475	53,475	49,786	49,786
Interest bearing	100,714	100,714	62,552	62,552
Savings deposits	34,229	34,229	29,367	29,367
Time deposits	234,032	232,225	202,082	200,521
Accrued liabilities	7,534	7,396	7,687	7,687
Short-term debt	9,085	9,085	20,569	20,510
Subordinated debt	2,715	2,715
Long-term debt	61,216	60,381	68,846	65,331
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 19 FAIR VALUE MEASUREMENTS
Accounting Standards Codification (ASC 820), “Fair Value Measurement Disclosures” (formerly “FAS No. 157”), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2009	Total		Level 1		Level 2		Level 3
Investment securities available-for-sale		$16,430		$4,247		$12,183	$
Loans held for sale		31,168				31,168
Impaired loans		6,708				6,708
Other real estate owned		526				526

Total assets at fair value		$54,832		$4,247		$50,585	$

Total liabilities at fair value	$		$		$		$

There were no assets or liabilities recorded at fair value on a non-recurring basis.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
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
Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2009, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
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
The Company’s actual capital ratios are presented in the following table:

	Actual
	December 31,				Regulatory Requirements
	2009		2008		Adequately	Well
	$	%	$	%	Capitalized	Capitalized
Total risk-based ratio
Consolidated	$43,324	10.65%	$36,441	10.04%	8.00%	none
Bank only	44,488	11.07%	35,895	10.07%	8.00%	10.00%
Tier 1 risk-based ratio
Consolidated	36,623	9.01%	34,252	9.44%	4.00%	none
Bank only	37,853	9.42%	33,727	9.46%	4.00%	6.00%
Total assets leverage ratio
Consolidated	36,623	7.08%	34,252	7.64%	3.00%	none
Bank only	37,853	7.32%	33,727	7.53%	3.00%	5.00%
NOTE 21 INTANGIBLES:
Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $2,833,476 and $2,638,677, respectively at the acquisition date. Amortization expense for the years ending December 31, 2009, 2008 and 2007 was $276,000 in each year.
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2009 and 2008

	2009		2008
Assets
Cash and cash equivalents		$174,950	$194,266
Investment in subsidiaries		40,109,958	38,871,291
Securities available for sale		3,347,452	2,682,791
Limited partnership investments		1,814,800	2,681,931
Deferred income taxes		592,604	683,605
Other Assets		61,839	292,232

Total Assets		$46,101,603	$45,406,116

Liabilities
Short term debt	$		$750,000
Long term debt		6,389,650	6,360,000
Accrued interest payable		57,129	50,135
Other liabilities		44,882	78,567
Dividends payable		345,731	528,479
Due to subsidiaries		18,000	481,605
Demand obligations for low income housing investment		366,438	899,356

Total Liabilities		7,221,830	9,148,142

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000 shares authorized, 2,295,053 and 2,289,497 shares issued and outstanding for 2009 and 2008, respectively		11,475,265	11,447,485
Capital surplus
Retained earnings		27,989,144	27,686,745
Accumulated other comprehensive income (loss)		(584,636)	(2,876,256)

Total Stockholders’ Equity		38,879,773	36,257,974

Total Liabilities and Stockholders’ Equity		$46,101,603	$45,406,116

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Net Income and Retained Earnings
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income
Dividends from affiliate	$2,428,000	$2,809,000	$2,516,000
Investment income	101	465	13,407
Dividend income	169,966	324,219	310,919
Interest Income		64,777	40,031
Other than temporary impairment losses	(1,617,165)	(1,206,581)	(171,000)
Security gains (losses)	(2,424)	21,855	233,446
Net limited partnership income	192,597	101,518	226,889

Total Income	1,171,075	2,115,253	3,169,692

Expenses
Interest expense	233,627	219,492	80,476
Administrative expenses	211,294	182,285	171,001

Total Expenses	444,921	401,777	251,477

Net income before income tax expense (benefit) and undistributed subsidiary net income	726,154	1,713,476	2,918,215

Income Tax Expense (Benefit)	(824,542)	(430,706)	(74,560)

Income before undistributed subsidiary net income	1,550,696	2,144,182	2,992,775

Undistributed subsidiary net income	403,326	1,059,834	1,460,311

Net Income	1,954,022	3,204,016	4,453,086

Retained earnings, beginning of year	27,686,745	28,409,273	26,794,238
Adoption of FAS 106		(428,112)
Stock issuance	134,680	—	—
Stock repurchase	(43,666)	(1,415,417)	(807,487)
Dividends on common stock	(1,742,637)	(2,083,015)	(2,030,564)

Retained Earnings, End of Year	$27,989,144	$27,686,745	$28,409,273

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 23 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$1,954,022	$3,204,016	$4,453,086
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(403,326)	(1,059,834)	(1,460,311)
Gain (Loss) on sale of securities	2,424	(21,855)	(233,446)
Other than temporary impairment losses	1,617,165	1,206,581	171,000
Deferred tax (benefit) expense	(276,118)	(1,269)	(389,105)
Increase (decrease) in other assets	(510,937)	144,130	—
Increase (decrease) in other liabilities	261,568	97,407	39,396
Net change in deferred tax credits	(20,235)	15,931	29,628
Amortization of limited partnership investments	354,108	431,584	722,041

Net Cash Provided by Operating Activities	2,978,671	4,016,691	3,332,289

Cash Flows from Investing Activities
Change in loans receivable		1,089,167	(1,089,167)
Proceeds from sales of securities available for sale	32,228	1,511,286	2,172,408
Proceeds from maturities of securities available for sale	656,250
Purchase of securities available for sale	(253,222)	(962,408)	(2,763,932)
Capital contributed to subsidiary		(5,500,000)

Net Cash Provided by (Used in) Investing Activities	435,256	(3,861,955)	(1,680,691)

Cash Flows from Financing Activities
Proceeds of long-term debt	5,150,000	5,650,000	2,826,500
Payments on long-term debt	(6,019,706)	(2,626,540)	(2,080,210)
Change in short term debt	(750,000)	750,000
Payments to repurchase common stock	(54,276)	(1,805,517)	(968,554)
Proceeds from issuance of common stock	173,071	118,135	9,552
Dividends paid in cash	(1,932,332)	(2,103,775)	(2,016,246)

Net Cash Used in Financing Activities	(3,433,243)	(17,697)	(2,228,958)

Net Increase in Cash and Cash Equivalents	(19,316)	137,039	(577,360)

Cash and Cash Equivalents, Beginning of Year	194,266	57,227	634,587

Cash and Cash Equivalents, End of Year	$174,950	$194,266	$57,227

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 24 INVESTMENT IN VBS MORTGAGE, LLC
On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgage for sale in the secondary market. As of December 31, 2009 and 2008, VBS’ summarized balance sheet and short period income statement were as follows:
Balance Sheets
December 31, 2009 and 2008

	2009		2008
Assets
Cash and cash equivalents		$382,601	$29,397
Interest bearing deposits with banks			159,678
Property and equipment, net		36,688	28,575
Other Assets		127,448	27,274

Total Assets		546,737	244,924

Liabilities
Line of credit	$		$19,943
Other liabilities		137,707	68,884

Total Liabilities		137,707	88,827

Equity
Capital		219,634	219,634
Retained earnings		189,396	(63,537)

Total Equity		409,030	156,097

Total Liabilities and Equity		$546,737	$244,924

Statements of Income
For the years ended December 31, 2009 and 2008

	2009	2008
Income
Mortgage origination income	$1,740,801	$115,543
Other income	5,933	1,961

Total Income	1,746,734	117,504

Expenses
Interest expense	6	111
Salaries and employee benefits	775,521	93,057
Occupancy and equipment expense	111,583	21,584
Management and professional fees	382,076	2,966
Other	224,615	37,431

Total Expenses	1,493,801	155,149

Net income (loss)	$252,933	$(37,645)

Report of Independent Registered Public Accounting Firm
To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia
We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of F & M Bank Corp.’s internal control over financial reporting as of December 31, 2009 included in the accompanying 2009 Form 10-K, item 8, and, accordingly, we do not express an opinion thereon.

Galax, Virginia
March 25, 2010
104 Cranberry Road, P.O Box 760, Galax, VA 24333 Phone: 276.238.1800 Fax: 276.238.1801 elliottdavis.com

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s report on internal control over financial reporting and the audit report of the Registered Public Accounting Firm for the year ended December 31, 2009 are included in Item 8 of the annual report on Form 10-K. Management’s Report on Internal Control over Financial Reporting. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using these criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders to be held May 8, 2010 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”
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

Item 13.	Certain Relationships and Related Transactions
This information is incorporated by reference from the Proxy Statement under the caption “Interest of Directors and Officers in Certain Transactions.”

Item 14.	Principal Accounting Fees and Services
This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

Item 15.	Exhibits and Financial Statement Schedules
The following financial statements are filed as a part of this report:
(a)(1) Financial Statements
The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 30 thru 56:

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

F & M Bank Corp. (Registrant)

By:	/s/ Dean W. Withers	Date March 25, 2010

Dean W. Withers Director, President and Chief Executive Officer

By:	/s/ Neil W. Hayslett	Date March 25, 2010

Neil W. Hayslett Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date
/s/ Thomas L. Cline	Director	March 25, 2010

Thomas L. Cline

/s/ John N. Crist	Director	March 25, 2010

John N. Crist

/s/ Julian D. Fisher	Director, Chairman	March 25, 2010

Julian D. Fisher

/s/ Ellen R. Fitzwater	Director	March 25, 2010

Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 25, 2010

Daniel J. Harshman

/s/ Richard S. Myers	Director	March 25, 2010

Richard S. Myers

/s/ Michael W. Pugh	Director	March 25, 2010

Michael W. Pugh

/s/ Ronald E. Wampler	Director	March 25, 2010

Ronald E. Wampler