Form 10-Q
period 2010-03-31
F&M BANK CORP
filed 2010-05-13
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Stock, par value — $5	2,296,378 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income
Interest and fees on loans held for investment	$6,473	$6,186
Interest and fees on loans held for sale	155	227
Interest on federal funds sold	13	1
Interest on interest bearing deposits	5	14
Dividends on equity securities	48	46
Interest on debt securities	113	227

Total interest income	6,807	6,701

Interest expense
Interest on demand deposits	458	234
Interest on savings accounts	46	63
Interest on time deposits over $100,000	416	559
Interest on time deposits	848	1,213

Total interest on deposits	1,768	2,069

Interest on short-term debt	7	28
Interest on long-term debt	629	604

Total Interest Expense	2,404	2,701

Net interest income	4,403	4,000

Provision for loan losses	900	210

Net interest income after provision for loan losses	3,503	3,790

Noninterest income
Service charges	305	286
Insurance and other commissions	81	102
Other	270	189
Income on bank owned life insurance	73	90
Other than temporary impairment losses		(330)
Gain (loss) on the sale of securities	30

Total noninterest income	759	337

Noninterest expense
Salaries	1,317	1,236
Employee benefits	420	428
Occupancy expense	148	139
Equipment expense	146	132
Intangible amortization	69	69
FDIC insurance assessment	282	59
Other	764	731

Total noninterest expense	3,146	2,794

Income before income taxes	1,116	1,333
Income taxes	357	432

Consolidated net income	759	901
Net income – Noncontrolling interest	(3)	(17)

Net Income – F & M Bank Corp.	$756	$884

Per share data
Net income	$.33	$.39

Cash dividends	$.15	$.23

Weighted average shares outstanding	2,295,643	2,288,563

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,027	$5,314
Federal funds sold	7,467	18,326

Cash and cash equivalents	12,494	23,640
Interest bearing deposits in banks	5,210	65
Securities:
Held to maturity — fair value of $110,000 in 2010 and 2009, respectively (note 2)	110	110
Available for sale (note 2)	16,627	16,430
Other investments	9,578	9,681
Loans held for sale	22,153	31,168
Loans held for investment (note 3)	440,750	434,403
Less allowance for loan losses (note 4)	(4,510)	(3,836)

Net loans held for investment	436,240	430,567

Other real estate owned	1,465	526
Bank premises and equipment, net	6,945	7,080
Interest receivable	1,910	2,038
Core deposit intangible	253	322
Goodwill	2,670	2,670
Bank owned life insurance	6,664	6,593
Other assets	8,455	8,333

Total assets	$530,774	$539,223

Liabilities
Deposits:
Noninterest bearing	$53,705	$53,475
Interest bearing:
Demand	84,987	77,483
Money market accounts	21,432	23,231
Savings	35,138	34,229
Time deposits over $100,000	87,705	99,330
All other time deposits	133,329	132,895

Total deposits	416,296	420,643

Short-term debt	4,520	9,084
Accrued liabilities	7,138	7,398
Subordinated debt	3,806	2,715
Long-term debt	59,107	60,381

Total liabilities	490,867	500,221

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,296,428 and 2,295,053 shares issued and outstanding in 2010 and 2009, respectively	11,482	11,475
Retained earnings	28,425	27,989
Noncontrolling interest	100	123
Accumulated other comprehensive income (loss)	(100)	(585)

Total stockholders’ equity	39,907	39,002

Total liabilities and stockholders’ equity	$530,774	$539,223

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$756	$884
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	163	158
Amortization (accretion) of security premiums (discounts)	15	11
Net (increase) decrease in loans held for sale	9,015	(15,937)
Provision for loan losses	900	210
Intangible amortization	69	69
(Increase) decrease in interest receivable	127	(9)
(Increase) decrease in other assets	(1,385)	357
Increase in accrued expenses	375	(114)
(Gain)/loss on security transactions	(30)	330
Amortization of limited partnership investments	103	93
Income from life insurance investment	(71)	(71)

Net adjustments	9,281	(14,903)

Net cash provided (used) by operating activities	10,037	(14,019)

Cash flows from investing activities
Purchase of investments available for sale	(7,048)	(736)
Proceeds from sales of investments available for sale	853	4
Proceeds from maturity of investments available for sale	6,677	529
Proceeds from maturity of investments held to maturity Net increase in loans held for investment	(7,096)	(9,552)
Purchase of property and equipment	(28)	(97)
Net (increase) decrease in interest bearing bank deposits	(5,145)	(251)

Net cash used in investing activities	(11,787)	(10,103)

Cash flows from financing activities
Net change in demand and savings deposits	6,844	6,722
Net change in time deposits	(11,191)	15,375
Net change in short-term debt	(4,565)	(6,836)
Cash dividends paid	(332)	(528)
Repurchase of common stock		(54)
Proceeds from sale of common stock	31
Change in federal funds purchased
Proceeds of long-term debt	7,250	7,250
Repayment of long-term debt	(7,433)	(6,202)

Net cash provided (used) by financing activities	(9,396)	15,727

Net Increase (Decrease) in Cash and Cash Equivalents	(11,146)	(8,395)
Cash and cash equivalents, beginning of period	23,640	13,208

Cash and cash equivalents, end of period	$12,494	$4,813

Supplemental disclosure
Cash paid for:
Interest expense	$7,753	$2,805
Income taxes

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$39,002	$36,258
Comprehensive income
Net income – F & M Bank Corp.	756	867
Net income – Noncontrolling interest	(23)	17
Net change in unrealized appreciation on securities available for sale, net of taxes	485	(396)

Total comprehensive income	1,218	488
Issuance of Common Stock	31
Repurchase of common stock		(54)
Dividends declared	(344)	(528)

Balance, end of period	$39,907	$36,164

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three month periods ended March 31, 2010 and March 31, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of the F & M Bank Corp.
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
     The components of comprehensive income and related tax effects are as follows:

	March 31,	March 31,
	2010	2009
Changes in:

Net Income:
Net Income – F & M Bank Corp.	$756	$867
Net Income – Noncontrolling Interest	(23)	17

	733	884

Unrealized holding gains (losses) on available-for-sale securities:	765	(930)
Other than temporary impairment losses		330
Reclassification adjustment for (gains) losses realized in income	(30)

Net unrealized gains (losses)	735	(600)
Tax effect	250	204

Unrealized holding gain (losses), net of tax	485	(396)

Net change in comprehensive income	$1,218	$488

Subsequent Events
     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2010 and December 31, 2009 are as follows:

	2010		2009
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$110	$110	$110	$110

Total	$110	$110	$110	$110

	2010		2009
	Market		Market
	Value	Cost	Value	Cost
Securities available for sale
Government sponsored enterprises	$6,988	$6,975	$6,012	$5,976
Equity securities	3,523	2,979	3,743	3,768
Mortgage-backed securities	5,527	5,217	6,170	5,896
Corporate Bonds	589	281	505	281
Municipals

Total	$16,627	$15,452	$16,430	$15,921

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$110	$110	$1,288	$1,286
Due after one year through five years			5,974	5,988
Due after five years			5,211	5,830

	110	110	12,473	13,104
Marketable equities			2,979	3,523

Total	$110	$110	$15,452	$16,627

There were no sales of debt securities during the first quarter of 2010 or in all of 2009. Following is a table reflecting gains and losses on sales of equity securities:

	2010	2009
Gains	$114	$
Losses	(84)

Net Gains (Losses)	$30	$

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 3. Loans Held for Investment
     Loans outstanding at March 31, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Real Estate
Construction	$85,925	$86,320
Residential	181,747	191,382
Commercial and agricultural	151,553	134,993
Consumer loans to individuals	18,953	19,247
Credit cards	2,489	2,355
Other	83	106

Total	$440,750	$434,403

Note 4. Allowance for Loan Losses
     A summary of transactions in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$3,836	$2,189
Provisions charged to operating expenses	900	210
Net (charge-offs) recoveries:
Loan recoveries	27	12
Loan charge-offs	(253)	(30)

Total Net (Charge-Offs) Recoveries*	(226)	(18)

Balance, End of Period	$4,510	$2,381

* Components of Net (Charge-Offs) Recoveries
Real Estate	(184)
Commercial
Consumer and other	(42)	(18)

Total	$(226)	$(18)

Note 5. Employee Benefit Plan
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $1 million to the plan in the first quarter of 2010 and does not anticipate additional contributions for the 2010 plan year. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2010 and 2009.

	2010	2009
Service cost	$96,979	$89,700
Interest cost	79,250	68,333
Expected return on plan assets	(120,427)	(78,428)
Amortization of net obligation at transition
Amortization of prior service cost	(1,325)	(1,325)
Amortization of net (gain) or loss	16,378	31,051

Net periodic benefit cost	$70,855	$109,331

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value
          ASC 820, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
          Impaired Loans: ASC 820 applies to loans measured for impairment using the practical expedients permitted by ASC 310 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.
          Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of carrying amount or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
               The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	6,988		6,988
Mortgage-backed obligations of federal agencies	5,527		5,527
Marketable Equities	3,523	3,523
Corporate Bonds	589	589
Investment securities available for sale	16,627	4,112	12,515

Total assets at fair value	16,627	4,112	12,515

Total liabilities at fair value

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	6,013		6,013
Mortgage-backed obligations of federal agencies	6,170		6,170
Marketable Equities	3,743	3,743
Corporate Bonds	504	504
Investment securities available for sale	16,430	4,247	12,183

Total assets at fair value	16,430	4,247	12,183

Total liabilities at fair value
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
               The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	22,153		22,153
Other Real Estate Owned	1,465		1,465
Real Estate	972		972
Commercial	5,986		5,986
Consumer
Impaired loans	6,958		6,958

Total assets at fair value	30,576		30,576

Total liabilities at fair value

December 31, 2009	Total	Level 1	Level 2	Level 3
Loans Held for Sale	31,168		31,168
Other Real Estate Owned	526		526
Real Estate	1,123		1,123
Commercial	5,585		5,585
Consumer
Impaired loans	6,708		6,708

Total assets at fair value	38,402		38,402

Total liabilities at fair value
               There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. Disclosures About Fair Value of Financial Instruments
ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,027	$5,027	$5,314	$5,314
Interest bearing deposits	5,207	5,210	65	65
Federal funds sold	7,467	7,467	18,326	18,326
Securities available for sale	16,627	16,627	16,430	16,430
Securities held to maturity	110	110	110	110
Other investments	9,578	9,578	9,681	9,681
Loans	472,337	440,750	481,967	434,403
Loan held for sale	22,153	22,153	31,168	31,168
Bank owned life insurance	6,664	6,664	6,593	6,593
Accrued interest receivable	1,910	1,910	2,038	2,038

Financial Liabilities
Demand Deposits:
Non-interest bearing	53,705	53,705	53,475	53,475
Interest bearing	106,419	106,419	100,714	100,714
Savings deposits	35,138	35,138	34,229	34,229
Time deposits	222,368	221,034	234,032	232,225
Accrued liabilities	7,138	7,138	7,534	7,396
Short-term debt	4,520	4,520	9,085	9,085
Subordinated debt	3,806	3,806	2,715	2,715
Long-term debt	59,931	59,107	61,216	60,381
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
          The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock. VBS began operating its Woodstock office in February 2010 in space leased from Farmers & Merchants Bank.
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
Forward-Looking Statements
          Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise and not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.
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
Allowance for Loan Losses
          The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
Goodwill and Intangibles
          ASC 805 “Business Combinations” and ASC 350 “Intangibles” require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
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
Securities Impairment
          The Company follows the guidance in ASC 320-10 and SAB Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature. This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:
•	The length of time of impairment;

•	The extent of the impairment relative to the cost of the investment;

•	Recent volatility in the market value of the investment;

•	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or

•	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Securities Impairment, continued
     The following description provides our policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI):
•	We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.

•	For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

•	Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor is only considered when the declines in value were not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

•	OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recover, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.

•	Declines determined to be other than temporary are charged to operations and included in gain (loss) on security sales.
There were no securities which were deemed to have other than temporary impairment in the first quarter of 2010. Such charges were $330,000 for the first quarter 2009.
Overview
          Net income for the first quarter of 2010 was $756,000 or $.33 per share, compared to $884,000 or $.39 in the first quarter of 2009, a decrease of 14.48%. During the first quarter, noninterest income, exclusive of securities transactions, increased 9.3% and noninterest expense increased 12.6% during the same period. Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2010	2009
Net Income from Bank Operations	$799	$1,136
Income or loss from Parent Company Activities	(43)	(252)
Net Income for the year	756	884

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Core operating earnings, (exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects) totaled $748,000 in 2010 and $1,085,000 in 2009, a decrease of 31.05%. Income from core operations declined due to an increase in FDIC Assessments and increased funding of the Provision for Loan Losses. A reconciliation of core earnings follows:

In thousands	2010	2009
Net Income	$756	$884
Non-recurring Tax Items	11	(16)
Non-recurring Securities Transactions	(19)	217
Core Earnings	748	1,085
     Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.
Results of Operations
          The 2010 year to date tax equivalent net interest margin increased $398,000 or 9.84% compared to the same period in 2009. The yield on earning assets decreased .49%, while the cost of funds decreased .55 % compared to the same period in 2009. The Federal Reserve has continued to maintain short-term interest rates at historically low levels. Longer term rates are also at historical lows due to the sluggish economy and Federal Reserve monetary policy. Yields on assets and costs of liabilities continue to reprice at lower levels due to the current monetary policy described above.
          The Interest Sensitivity Analysis on page 22 indicates the Company is in an asset sensitive position in the one year time horizon, the recent decrease in rates and asset growth has resulted in a .01% decrease in the net interest margin compared to the same period in 2009. This has resulted due to the fact that a large portion of rate sensitive liabilities (primarily interest bearing demand deposits and savings) have reached a virtual rate floor (due to the current level of market rates), while rate sensitive assets continue to reprice at lower rates.
          A schedule of the net interest margin for the three month period ending March 31, 2010 and 2009 can be found in Table I on page 21.
          Noninterest income, exclusive of securities transactions, increased $62,000 or 9.3% through March 31, 2010 compared to the same 3 month period in 2009. Items contributing to the increase include a $19,000 increase in service charges, and a $42,000 increase in debit card fee income,.
          Noninterest expense increased $352,000 in the first quarter of 2010. The increase is the result of a $73,000 increase in salaries and benefits expense (4.4%). The increase in salaries and benefits includes normal salary increases and growth in staff. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 24.69% in 2010 compared to 2009. The majority of the increase is a $223,000 increase in the FDIC Assessment. The increase in FDIC Assessment is due to the growth of the Bank as well as the increased assessment imposed due to FDIC fund shortages. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (December 31, 2009) Bank Holding Company Performance Report, the Company’s and peer group noninterest expenses averaged 2.41% and 3.41% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.
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
                    The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale. Securities are classified as investment securities when management has the intent and ability to hold the securities to maturity. Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity.
               As of March 31, 2010, the market value of securities available for sale exceeded their cost by $1,175,000. This includes increases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
               Investments in debt securities have increased approximately $320,000 in 2010. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates proceeds from bond maturities and mortgage backed security pay downs have been used to support growth in the loan portfolio. Scheduled maturities for the remainder of 2010 total $2,281,000 and these bonds have an average yield of approximately 5.24%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
          In reviewing these investments as of March 31, 2010, no other than temporary impairments were identified. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.
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
          While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction, hotels, churches, assisted living facilities and the aforementioned mortgage participations. Management and the Board of Directors review these concentrations quarterly. The first three months of 2010 resulted in a increase of $4.9 million in the Bank’s core loan portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $8,976,000 at March 31, 2010 compared to $7,653,000 at December 31, 2009. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2010, the Company holds $1,465,000 of real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and impaired loans:

	March 31, 2010	December 31, 2009
Nonaccrual Loans:
Real Estate	1,699	3,245
Commercial	4,173	261
Other	426

Loans past due 90 days or more:
Real Estate	2,231	3,850
Commercial	339	57
Other	108	240

Total Nonperforming loans	8,976	7,653

Nonperforming loans as a percentage of loans held for investment	2.04%	1.76%

Net Charge Offs to Total Loans	.05%	.59%

Allowance for loan and lease losses to nonperforming loans	50.25%	50.12%

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
     The allowance for loan losses of $4,510,000 at March 31, 2010 is equal to 1.02% of loans held for investment. This compares to an allowance of $3,836,000 (.88%) at December 31, 2009. Based on the evaluation of the loan portfolio described above management has funded the allowance a total of $900,000 in the first quarter of 2010. Net charge-offs year to date totaled $226,000.
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
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have decreased $4,347,000 since December 31, 2009. Time deposits decreased $11,192,000 during this period while demand deposits and savings deposits increased $6,844,000. The decrease in certificates of deposits is a result of the Bank’s membership in the CDARS One-Way Buy program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $35.2 million in CDARS funding, a decrease of $9 million since December 31, 2009.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $8,275,000 through March 31, 2010. Additional borrowings of $7,250,000 were obtained to refinance maturing debt at more favorable longer term rates.
     In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton line of credit as a five year, fixed rate, amortizing loan at 6%. At March 31, 2010 the outstanding balance was $4,750,000.
     In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note. As of March 31, 2010 the balance outstanding was $3,806,000.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2010, the Company’s total risk based capital and total capital to total assets ratios were 11.40% and 7.12%, respectively. Both ratios are in excess of regulatory minimums. For the same period, Bank only total risk based capital and total capital to total assets ratios were 11.71% and 7.31%, respectively.

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
     As of March 31, 2010, the Company had a cumulative Gap Rate Sensitivity Ratio of 8.46% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 22.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. There were no stock repurchases in 2010.
Effect of Newly Issued Accounting Standards
     In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliations. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.
     Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.
Existence of Securities and Exchange Commission Web Site
     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE 1
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Income/		Average	Income/
	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates
Interest income
Loans held for investment[1,2]	$438,277	$6,500	5.93%	$403,984	$6,219	6.16%
Loans held for sale	15,873	155	3.91%	23,204	227	3.91%
Federal funds sold	23,176	13	.22%	2,089	1	.19%
Interest bearing deposits	3,040	4	.53%	1,306	13	3.98%
Investments
Taxable [3]	12,928	110	3.40%	18,304	225	4.92%
Partially taxable	4,180	65	6.22%	2,902	59	8.13%
Tax exempt [2,3]			%	125	3	9.70%

Total earning assets	$497,474	$6,847	5.51%	$451,914	$6,747	5.97%

Interest Expense
Demand deposits	103,345	458	1.77%	63,884	234	1.47%
Savings	33,508	46	.55%	30,168	63	.84%
Time deposits	230,585	1,264	2.19%	209,334	1,772	3.39%
Short-term debt	5,650	7	.50%	20,246	28	.55%
Long-term debt	59,939	629	4.20%	70,785	604	3.41%

Total interest bearing liabilities	$433,027	$2,404	.2.22%	$394,417	$2,701	2.74%

Net interest margin [1]		$4,443			$4,046

Net yield on interest earning assets			3.57%			3.58%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2010
(In Thousands of Dollars)
The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified		Total
Uses of funds
Loans
Commercial	$102,895	$21,194	$93,198	$6,823	$		$224,110
Installment	10,128	1,189	7,353	612			19,282
Real estate for investments	43,751	14,024	121,506	15,588			194,869
Real estate held for sale	22,153						22,153
Credit cards	2,489						2,489
Federal funds sold	7,467						7,467
Interest bearing bank deposits	5,210						5,210
Investment securities	56	1,340	5,988	5,241		4,112	16,737

Total	194,149	37,747	228,045	28,264		4,112	492,317

Sources of funds
Interest bearing demand deposits		27,714	61,708	16,997			106,419
Savings deposits		7,027	21,083	7,028			35,138
Certificates of deposit $100,000 and over	21,895	31,464	34,346				87,705
Other certificates of deposit	25,686	59,830	47,813				133,329
Short-term borrowings	4,520						4,520
Long-term borrowings	1,023	11,096	46,988	3,806			62,913

Total	$53,124	$137,131	$211,938	$27,831	$		$430,024

Discrete Gap	141,025	(99,384)	16,107	433		4,112	62,293

Cumulative Gap	141,025	41,641	57,748	58,181		62,293

Ratio of Cumulative Gap to Total Earning Assets	28.65%	8.46%	11.73%	11.82%		12.65%

     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2010. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information

Item 1. Legal Proceedings –	Not Applicable

Item 1a. Risk Factors –	Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds –	Not Applicable

Item 3. Defaults Upon Senior Securities –	Not Applicable

Item 4. Removed and reserved-

Item 5. Other Information –	Not Applicable

Item 6. Exhibits
(a)	Exhibits
3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

May 12, 2010