Form 10-Q
period 2010-06-30
F&M BANK CORP
filed 2010-08-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010

Common Stock, par value — $5	2,297,946 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Interest income
Interest and fees on loans held for investment	$6,421	$6,417
Interest and fees on loans held for sale	307	324
Interest on federal funds sold	4	1
Interest on interest bearing deposits	7	12
Dividends on equity securities	57	58
Interest on debt securities	106	207

Total interest income	6,902	7,019

Interest expense
Interest on demand deposits	505	281
Interest on savings accounts	50	45
Interest on time deposits over $100,000	372	544
Interest on time deposits	767	1,099

Total interest on deposits	1,694	1,969
Interest on short-term debt	6	28
Interest on long-term debt	552	551

Total Interest Expense	2,252	2,548

Net interest income	4,650	4,471

Provision for loan losses	900	310

Net interest income after provision for loan losses	3,750	4,161

Noninterest income
Service charges	309	315
Insurance and other commissions	115	113
Other	397	432
Income on bank owned life insurance	94	90
Other than temporary impairment losses		(496)
Gain (loss) on the sale of securities	—	(5)

Total noninterest income	915	449

Noninterest expense
Salaries	1,261	1,251
Employee benefits	341	453
Occupancy expense	144	144
Equipment expense	152	136
Intangible amortization	69	69
FDIC insurance assessment	297	221
Other	979	814

Total noninterest expense	3,243	3,088

Income before income taxes	1,422	1,522
Income taxes	422	402

Consolidated net income	1,000	1,120
Net income — Noncontrolling interest	(20)	(29)

Net Income — F & M Bank Corp	$980	$1,091

Per share data
Net income	$.43	$.48
Cash dividends	$.15	$.23
Weighted average shares outstanding	2,297,096	2,289,675
See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Interest income
Interest and fees on loans held for investment	$12,892	$12,603
Interest and fees on loans held for sale	464	551
Interest on federal funds sold	17	2
Interest on interest bearing deposits	12	26
Dividends on equity securities	105	104
Interest on debt securities	219	434

Total interest income	13,709	13,720
Interest expense
Interest on demand deposits	963	515
Interest on savings accounts	96	108
Interest on time deposits over $100,000	788	1,103
Interest on time deposits	1,615	2,312

Total interest on deposits	3,462	4,038
Interest on short-term debt	13	56
Interest on long-term debt	1,181	1,155

Total Interest Expense	4,656	5,249

Net interest income	9,053	8,471

Provision for loan losses	1,800	520

Net interest income after provision for loan losses	7,253	7,951

Noninterest income
Service charges	614	601
Insurance and other commissions	196	215
Other	667	621
Income on bank owned life insurance	167	180
Other than temporary impairment losses		(826)
Gain (loss) on the sale of securities	30	(5)

Total noninterest income	1,674	786

Noninterest expense
Salaries	2,578	2,487
Employee benefits	761	881
Occupancy expense	292	283
Equipment expense	298	268
Intangible amortization	138	138
FDIC insurance assessment	579	281
Other	1,743	1,544

Total noninterest expense	6,389	5,882

Income before income taxes	2,538	2,855
Income taxes	779	834

Consolidated net income	1,759	2,021
Net income — Noncontrolling interest	(23)	(46)

Net Income — F & M Bank Corp	$1,736	$1,975

Per share data
Net income	$.76	$.86
Cash dividends	$.30	$.46
Weighted average shares outstanding	2,296,374	2,289,122
See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,330	$5,314
Federal funds sold	8,960	18,326

Cash and cash equivalents	15,290	23,640
Interest bearing deposits in banks	2,986	65
Securities:
Held to maturity — fair value of $109,000 in 2010 and $110,000 in 2009. (note 2)	109	110
Available for sale (note 2)	15,857	16,430
Other investments	9,476	9,681
Loans held for sale	32,448	31,168
Loans held for investment (note 3)	445,416	434,403
Less allowance for loan losses (note 4)	(4,890)	(3,836)

Net loans held for investment	440,526	430,567

Other real estate owned	1,076	526
Bank premises and equipment, net	6,918	7,080
Interest receivable	2,044	2,038
Core deposit intangible	184	322
Goodwill	2,670	2,670
Bank owned life insurance	6,737	6,593
Other assets	8,054	8,333

Total assets	$544,375	$539,223

Liabilities
Deposits:
Noninterest bearing	$56,380	$53,475
Interest bearing:
Demand	86,511	77,483
Money market accounts	22,236	23,231
Savings	35,097	34,229
Time deposits over $100,000	93,597	99,330
All other time deposits	133,793	132,895

Total deposits	427,614	420,643

Short-term debt	5,397	9,085
Accrued liabilities	7,716	7,397
Subordinated debt	5,229	2,715
Long-term debt	58,083	60,381

Total liabilities	504,039	500,221

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,297,883 and 2,295,053 shares issued and outstanding in 2010 and 2009, respectively	11,489	11,475
Retained earnings	29,082	27,989
Noncontrolling interest	119	123
Accumulated other comprehensive income (loss)	(354)	(585)

Total stockholders’ equity	40,336	39,002
Total liabilities and stockholders’ equity	$544,375	$539,223

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,736	$1,975
Net change — Noncontrolling interest	(3)	(46)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	323	315
Amortization (accretion) of security premiums (discounts)	18	16
Net (increase) decrease in loans held for sale	(1,280)	(16,584)
Provision for loan losses	1,800	520
Intangible amortization	138	138
(Increase) decrease in interest receivable	(7)	35
(Increase) decrease in other assets	(325)	527
Increase (decrease) in accrued expenses	864	(87)
(Gain)/loss on security transactions	(30)	831
Amortization of limited partnership investments	204	182
Income from life insurance investment	(144)	(143)
Net adjustments	1,561	(14,250)

Net cash provided (used) by operating activities	3,294	(12,321)

Cash flows from investing activities
Purchase of investments available for sale	(13,085)	(924)
Proceeds from sales of investments available for sale	853	16
Proceeds from maturity of investments available for sale	13,110	5,481
Net increase in loans held for investment	(12,574)	(17,237)
Proceeds from the sale of other real estate owned	265
Purchase of property and equipment	(162)	(200)
Change in federal funds sold		4,873
Net (increase) decrease in interest bearing bank deposits	(2,920)	305

Net cash used in investing activities	(14,513)	(7,686)

Cash flows from financing activities
Net change in demand and savings deposits	11,806	20,528
Net change in time deposits	(4,835)	13,681
Net change in short-term debt	(3,688)	(13,367)
Cash dividends paid	(690)	(1,057)
Repurchase of common stock		(54)
Proceeds from issuance of common stock	60	152
Proceeds of long-term debt	7,250	7,400
Repayment of long-term debt	(7,034)	(7,556)

Net cash provided (used) by financing activities	2,869	19,727

Net Increase (Decrease) in Cash and Cash Equivalents	(8,350)	(280)

Cash and cash equivalents, beginning of period	23,640	5,687

Cash and cash equivalents, end of period	$15,290	$5,407

Supplemental disclosure
Cash paid for:
Interest expense	$4,643	$5,420
Income taxes	250	520
Transfers from loans to Other Real Estate Owned	815	526
See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Balance, beginning of period	$39,002	$36,258

Comprehensive income
Net income – F & M Bank Corp	1,736	2,021
Change – Noncontrolling interest (net of dividends)	(3)	(46)
Net change in unrealized appreciation on securities available for sale, net of taxes	231	558

Total comprehensive income	1,964	2,533

Issuance of common stock	60	152
Repurchase of common stock		(54)
Dividends declared	(690)	(1,053)

Balance, end of period	$40,336	$37,836

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the six month periods ended June 30, 2010 and June 30, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of the F & M Bank Corp.
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
     The components of comprehensive income and related tax effects are as follows:

	June 30,	June 30,
	2010	2009
Changes in:

Net Income:
Net Income – F & M Bank Corp	$1,756	$2,021
Net Income – Noncontrolling Interest	(23)	(46)

	1,733	1,975

Unrealized holding gains (losses) on available-for-sale securities:	380	1,667
Other than temporary impairment losses		826
Reclassification adjustment for (gains) losses realized in income	(30)	5

Net unrealized gains (losses)	350	846
Tax effect	119	288

Unrealized holding gain (losses), net of tax	231	558

Net change in comprehensive income	$1,964	$2,533

Subsequent Events
     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2010 and December 31, 2009 are as follows:

	2010		2009
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$109	$109	$110	$110

Total	$109	$109	$110	$110

	2010		2009
	Market		Market
	Value	Cost	Value	Cost
Securities available for sale
Government sponsored enterprises	$7,007	$7,007	$6,012	$5,976

Equity securities	3,196	3,006	3,743	3,768
Mortgage-backed securities	5,064	4,760	6,170	5,896
Corporate Bonds	590	281	505	281
Municipals	—	—	—	—

Total	$15,857	$15,054	$16,430	$15,921

     The amortized cost and fair value of securities at June 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$109	$109	$1,113	$1,113
Due after one year through five years			6,170	6,167
Due after five years		—	4,765	5,381

	109	109	12,048	12,661

Marketable equities		—	3,006	3,196

Total	$109	$109	$15,054	$15,857

     There were no sales of debt securities during the second quarter of 2010 or in all of 2009. Following is a table reflecting gains and losses on sales of equity securities:

	Six Months Ended		Three Months Ended
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gains	$114	$—	$—	$—
Losses	(84)	(5)	—	(5)

Net Gains (Losses)	$30	$(5)	$—	$(5)

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
Securities Impairment
     The Company follows the guidance in ASC 320-10 and Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature. This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:
•	The length of time of impairment;

•	The extent of the impairment relative to the cost of the investment;

•	Recent volatility in the market value of the investment;

•	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or

•	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.
     The following description provides our policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI):
•	We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.

•	For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

•	Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor is only considered when the declines in value were not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

•	OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recovery, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.

•	Declines determined to be other than temporary are charged to operations and included in gain (loss) on security sales.

There were no securities which were deemed to have other than temporary impairment through June of 2010. Such charges were $826,000 through June of 2009.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
     The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Government sponsored Enterprises	$2,002	$(4)	$—	$—	$2,002	$(4)
Mortgage backed Obligations	—	—	276	(2)	276	(2)
Marketable equities	275	(60)	184	(75)	459	(135)

Total	$2,277	$(64)	$460	$(77)	$2,737	$(141)

December 31, 2009
Government sponsored Enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed Obligations			300	(2)	300	(2)

Marketable equities	—	—	1,891	(289)	1,891	(289)

Total	$—	$—	$2,191	$(291)	$2,191	$(291)

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 3. Loans Held for Investment
     Loans outstanding at June 30, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Real Estate
Construction	$86,246	$86,320
Residential	185,093	191,382
Commercial and agricultural	152,281	134,993
Consumer loans to individuals	19,249	19,247
Credit cards	2,475	2,355
Other	72	106

Total	$445,416	$434,403

Note 4. Allowance for Loan Losses
     A summary of transactions in the allowance for loan losses follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$3,836	$2,189	$4,510	$2,381
Provisions charged to operating expenses	1,800	520	900	310
Net (charge-offs) recoveries:
Loan recoveries	40	29	13	18
Loan charge-offs	(786)	(182)	(533)	(153)

Total Net (Charge-Offs) Recoveries*	(746)	(153)	(520)	(135)

Balance, End of Period	$4,890	$2,556	$4,890	$2,556

*Components of Net (Charge-Offs) Recoveries
Real Estate	(654)	(87)	(470)	(87)
Commercial	(31)	(44)	(31)	(44)
Consumer and other	(61)	(22)	(19)	(4)

Total	$(746)	$(153)	$(520)	$(135)

Note 5. Employee Benefit Plan
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $1 million to the plan in the first quarter of 2010 and does not anticipate additional contributions for the 2010 plan year. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2010 and 2009.

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$193,958	$179,400	$96,979	$89,700
Interest cost	158,500	136,666	79,250	68,333
Expected return on plan assets	(240,854)	(156,856)	(120,427)	(78,428)
Amortization of net obligation at transition
Amortization of prior service cost	(2,650)	(2,650)	(1,325)	(1,325)
Amortization of net (gain) or loss	32,756	62,102	16,378	31,051

Net periodic benefit cost	$141,710	$218,662	$70,855	$109,331

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value
     Accounting Standards Codification (ASC) 820, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement
     The following sections provide a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	7,007		7,007
Mortgage-backed obligations of federal agencies	5,064		5,064
Marketable Equities	3,196	3,196
Corporate Bonds	590	590	—

Investment securities available for sale	15,857	3,786	12,071

Total assets at fair value	15,857	3,786	12,071

Total liabilities at fair value

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	6,013		6,013
Mortgage-backed obligations of federal agencies	6,170		6,170
Marketable Equities	3,743	3,743
Corporate Bonds	504	504	—

Investment securities available for sale	16,430	4,247	12,183

Total assets at fair value	16,430	4,247	12,183

Total liabilities at fair value
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	32,448		32,448
Other Real Estate Owned	1,076		1,076

Real Estate	648		648
Commercial	5,821		5,821
Consumer
Impaired loans	6,469		6,469

Total assets at fair value	39,993		39,993

Total liabilities at fair value

December 31, 2009	Total	Level 1	Level 2	Level 3
Loans Held for Sale	31,168		31,168
Other Real Estate Owned	526		526

Real Estate	1,123		1,123
Commercial	5,585		5,585
Consumer
Impaired loans	6,708		6,708

Total assets at fair value	38,402		38,402

Total liabilities at fair value
     There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. Disclosures About Fair Value of Financial Instruments
     ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$6,330	$6,330	$5,314	$5,314
Interest bearing deposits	2,986	2,986	65	65
Federal funds sold	8,960	8,960	18,326	18,326
Securities available for sale	15,857	15,857	16,430	16,430
Securities held to maturity	109	109	110	110
Other investments	9,476	9,476	9,681	9,681
Loans	476,653	445,416	481,967	434,403
Loans held for sale	32,448	32,448	31,168	31,168
Bank owned life insurance	6,737	6,737	6,593	6,593
Accrued interest receivable	2,044	2,044	2,038	2,038

Financial Liabilities
Demand Deposits:
Non-interest bearing	56,380	56,380	53,475	53,475
Interest bearing	108,747	108,747	100,714	100,714
Savings deposits	35,097	35,097	34,229	34,229
Time deposits	225,024	222,390	234,032	232,225
Short-term debt	5,397	5,397	9,085	9,085
Subordinated debt	5,229	5,229	2,715	2,715
Long-term debt	59,767	58,083	61,216	60,381
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
Allowance for Loan Losses
     The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. For further discussion refer to page 20 in the Management Discussion & Analysis.
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
Securities Impairment
     For a complete discussion of securities impairment see Note 2 of the Notes to Consolidated Financial Statements.
Overview
     Net income for the six months ended June 30, 2010 was $1,736,000 or $.76 per share, compared to $1,975,000 or $.86 in the same period in 2009, a decrease of 12.10%. During the six months ended June 30, 2010, noninterest income, exclusive of securities transactions, increased 1.67% and noninterest expense increased 8.6% during the same period. Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2010	2009
Net Income from Bank Operations	$1,848	$2,471
Income or loss from Parent Company Activities	(112)	(496)

Net Income for the six months ended June 30	1,736	1,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Core operating earnings, (exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects) totaled $1,746,000 in 2010 and $2,507,000 in 2009, a decrease of 30.36%. Income from core operations declined due to an increase in FDIC Assessments and increased funding of the Provision for Loan Losses. A reconciliation of core earnings follows:

In thousands	2010	2009
Net Income	$1,736	$1,975
Non-recurring Tax Items	29	(16)
Non-recurring Securities Transactions	(19)	548

Core Earnings for the six months ended June 30	$1,746	$2,507

     Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.
Results of Operations
     The 2010 year to date tax equivalent net interest income increased $577,000 or 6.74% compared to the same period in 2009. The yield on earning assets decreased .45%, while the cost of funds decreased .47% compared to the same period in 2009. The Federal Reserve has continued to maintain short-term interest rates at historically low levels. Longer term rates are also at historical lows due to the sluggish economy and Federal Reserve monetary policy. Yields on assets and costs of liabilities continue to reprice at lower levels due to the current monetary policy described above.
     The Interest Sensitivity Analysis on page 24 indicates the Company is in an asset sensitive position in the one year time horizon, the recent decrease in rates and asset growth has resulted in a .04% decrease in the net interest margin compared to the same period in 2009. A schedule of the net interest margin for the three month and six month periods ending June 30, 2010 and 2009 can be found in Table I on page 23.
     Noninterest income, exclusive of securities transactions, increased $27,000 or 1.67% through June 30, 2010 compared to the same period in 2009. Increases in customer service charges and debit card fee income were partially offset by decreases in secondary market mortgage fees, revenue from low income housing investments and income from bank owned life insurance.
     Noninterest expense increased $507,000 through six months of 2010 as compared to 2009. Salary and benefits expense decreased $29,000 (.86%) through June 2010. This decrease resulted from a reduction in pension and employee stock ownership plan (ESOP) expenses ($109,000), which were partially offset by normal salary increases and increases in group health insurance premiums. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 21.32% in 2010 compared to 2009. The majority of the increase is an increase in the FDIC assessment of $298,000 ($579,000 in 2010 versus $281,000 in 2009). The increase in FDIC assessment is due to the growth of the Bank as well as increased assessment rates imposed to cover FDIC fund shortages. Other loan expense increased $169,000; this increase resulted when the bank forfeited an escrow deposit on a loan participation when it chose to not pursue the purchase of the controlling interest in the loan. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (March 31, 2010) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.37% and 3.00% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.
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
     The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale. Securities are classified as Held to Maturity investment securities when management has the intent and ability to hold the securities to maturity. Held to Maturity Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity.
     As of June 30, 2010, the market value of securities available for sale exceeded their cost by $803,000. This includes increases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities have decreased approximately $105,000 in 2010. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates proceeds from bond maturities and mortgage backed security pay downs have been used to support growth in the loan portfolio. Scheduled maturities for the remainder of 2010 total $1.8 million and these bonds have an average yield of approximately 2.50%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
     In reviewing these investments as of June 30, 2010, no other than temporary impairments were identified. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.
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
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing. Management and the Board of Directors review these concentrations quarterly. The first six months of 2010 resulted in a increase of $11 million in the Bank’s core loan portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $7,932,000 at June 30, 2010 compared to $7,653,000 at December 31, 2009. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2010, the Company holds $1,076,000 of real estate which was acquired through foreclosure. The Company is under contract to sell foreclosed property totaling $600,000 in value. Closing is expected on this sale during the third quarter of 2010.
     The following is a summary of information pertaining to risk elements and impaired loans:

	June 30, 2010	December 31, 2009
Nonaccrual Loans:
Real Estate	923	3,245
Commercial	4,279	261
Other	348	—

Loans past due 90 days or more:
Real Estate	1,584	3,850
Commercial	662	57
Other	136	240

Total Nonperforming loans	7,932	7,653

Nonperforming loans as a percentage of loans held for investment	1.78%	1.76%

Net Charge Offs to Total Loans	.17%	.59%

Allowance for loan and lease losses to nonperforming loans	61.65%	50.12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Loan Losses
     Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and the trend of past due and criticized loans. Specific factors evaluated include internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Bank’s watch list or schedule of classified loans.
     In evaluating the portfolio, loans are segregated into loans with identified potential losses and pools of loans by type (commercial, residential, consumer, credit cards). Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $200,000 are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits including borrower cash flow, payment history, fair value of collateral, company management, the industry in which the borrower is involved and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.
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
     The allowance for loan losses of $4,890,000 at June 30, 2010 is equal to 1.10% of loans held for investment. This compares to an allowance of $3,836,000 (.88%) at December 31, 2009. Based on the evaluation of the loan portfolio described above management has funded the allowance a total of $1,800,000 in the first half of 2010. Net charge-offs year to date totaled $746,000.
     The overall level of the allowance is below its peer group average, but has been increasing in recent quarters. Management feels a lower reserve is appropriate based on its loan loss history and the composition of its loan portfolio. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Deposits and Other Borrowings
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $6,971,000 since December 31, 2009. Time deposits decreased $4,835,000 during this period while demand deposits and savings deposits increased $11,806,000. The decrease in certificates of deposits is a result of the Bank’s membership in the CDARS One-Way Buy program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $41.8 million in CDARS funding, a decrease of $5 million since December 31, 2009.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding real estate loan growth. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either a fifteen-year fixed rate loan or a twenty-year loan, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $9,050,000 through June 30, 2010. Additional borrowings of $7,250,000 through June 30, 2010, were obtained to refinance maturing debt at more favorable longer term rates.
     In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton Bank line of credit as a five year, fixed rate, amortizing loan at 6%. At June 30, 2010 the outstanding balance was $4,500,000.
     In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note. As of June 30, 2010 the balance outstanding was $5,229,000.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2010, the Company’s total risk based capital and total capital to total assets ratios were 11.65% and 7.15%, respectively. Both ratios are in excess of regulatory minimums. For the same period, Bank only total risk based capital and total capital to total assets ratios were 12.11% and 7.44%, respectively.

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
     As of June 30, 2010, the Company had a cumulative Gap Rate Sensitivity Ratio of 12.81% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
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
Effect of Newly Issued Accounting Standards
     Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.
Existence of Securities and Exchange Commission Web Site
     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009			June 30, 2010			June 30, 2009
		Income/	Average		Income/			Income/	Average		Income/	Average
Average	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates	Balance[2]	Expense	Rates
Interest income
Loans held for investment[1,2]	$441,329	$12,947	5.87%	$409,421	$12,670	6.19%	$444,346	6,447	5.80%	$418,967	$6,451	6.16%
Loans held for sale	23,207	464	3.99%	28,003	551	3.94%	30,460	308	4.04%	32,750	324	3.96%
Federal funds sold	15,266	17	.22%	2,316	2	.17%	7,443	4	.21%	2,541	1	.16%
Interest bearing deposits	2,950	12	.88%	1,181	26	4.40%	2,685	9	1.34%	1,076	13	4.83%
Investments
Taxable [3]	12,687	230	3.63%	17,888	436	4.87%	12,448	120	3.86%	17,113	211	4.93%
Partially taxable	4,048	120	5.93%	3,406	119	6.99%	3,949	55	5.57%	5,162	60	4.65%
Tax exempt [2,3]			%	77		7.87%				30		.40%
Total earning assets	$499,487	$13,790	5.52%	$462,292	13,807	5.97%	501,331	6,943	5.54%	477,639	7,060	5.91%
Interest Expense
Demand deposits	105,344	963	1.83%	68,698	515	1.50%	107,312	505	1.88%	73,223	281	1.54%
Savings	34,629	96	.55%	31,532	108	.69%	35,737	49	.55%	32,882	45	.55%
Time deposits	227,775	2,403	2.11%	213,872	3,416	3.19%	225,272	1,140	2.02%	218,360	1,644	3.01%
Short-term debt	5,604	13	.46%	21,816	56	.51%	5,561	6	.43%	23,616	28	.47%
Long-term debt	63,242	1,181	3.73%	68,395	1,155	3.38%	63,245	552	3.49%	66,032	551	3.34%
Total interest bearing liabilities	$436,594	$4,656	2.13%	$404,313	$5,250	2.60%	437,127	2,252	2.06%	414,113	2,549	2.46%

Tax equivalent net interest income [1]		$9,134			$8,557			$4,691			$4,511

Net interest margin			3.66%			3.70%			3.74%			3.78%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2010
(In Thousands of Dollars)
     The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of funds
Loans
Commercial	$104,601	$25,003	$89,110	$6,680	$—	$225,394
Installment	10,644	1,142	6,882	651		19,319
Real estate for investments	42,730	16,728	120,942	17,828		198,228
Real estate held for sale	32,448					32,448
Credit cards	2,475					2,475
Federal funds sold	8,960					8,960
Interest bearing bank deposits	1,294	1,692				2,986
Investment securities	112	1,163	6,115	4,790	3,786	15,966

Total	203,264	45,728	223,049	29,949	3,786	505,776

Sources of funds
Interest bearing demand deposits		28,420	63,025	17,302		108,747
Savings deposits		7,020	21,058	7,019		35,097
Certificates of deposit $100,000 and over	27,935	26,705	38,957			93,597
Other certificates of deposit	30,379	42,205	61,209			133,793
Short-term borrowings	5,397					5,397
Long-term borrowings	7,023	9,096	41,964	5,229	—	63,312

Total	$70,734	$113,446	$226,213	$29,550	$—	$439,943

Discrete Gap	132,530	(67,718)	(3,164)	399	3,786	65,833

Cumulative Gap	132,530	64,812	61,648	62,047	65,833

Ratio of Cumulative Gap to Total Earning Assets	26.20%	12.81%	12.19%	12.27%	13.02%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2010. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II Other Information

Item 1. Legal Proceedings —	Not Applicable

Item 1a. Risk Factors —	Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —	Not Applicable

Item 3. Defaults Upon Senior Securities —	Not Applicable

Item 4. Removed and reserved-

Item 5. Other Information —	Not Applicable

Item 6. Exhibits

(a)	Exhibits

3i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.
/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

August 12, 2010