Form 10-Q
period 2010-09-30
F&M BANK CORP
filed 2010-11-15
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2010

Common Stock, par value — $5	2,304,692 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Interest income
Interest and fees on loans held for investment	$6,524	$6,302
Interest and fees on loans held for sale	411	259
Interest on federal funds sold	1	3
Interest on interest bearing deposits	7	7
Dividends on equity securities	49	61
Interest on debt securities	83	129

Total interest income	7,075	6,761

Interest expense
Interest on demand deposits	502	355
Interest on savings accounts	48	47
Interest on time deposits over $100,000	332	477
Interest on time deposits	705	1,024

Total interest on deposits	1,587	1,903
Interest on short-term debt	9	9
Interest on long-term debt	617	563

Total Interest Expense	2,213	2,475

Net interest income	4,862	4,286

Provision for loan losses	1,300	2,790

Net interest income after provision for loan losses	3,562	1,496

Noninterest income
Service charges	296	342
Insurance and other commissions	173	104
Other	255	167
Income on bank owned life insurance	85	92
Other than temporary impairment losses	(65)	(786)
Gain (loss) on the sale of securities	384	0

Total noninterest income	1,128	(81)

Noninterest expense
Salaries	1,365	1,349
Employee benefits	416	440
Occupancy expense	131	144
Equipment expense	146	165
Intangible amortization	69	69
FDIC insurance assessment	297	282
Other	833	800

Total noninterest expense	3,257	3,249

Income (loss) before income taxes	1,433	(1,834)
Income tax expense (benefit)	508	(978)

Consolidated net income (loss)	925	(856)
Net income — Noncontrolling interest	(34)	(20)

Net Income (Loss)— F & M Bank Corp	$891	$(876)

Per share data
Net income (loss)	$.39	$(.38)
Cash dividends	$.15	$.23
Weighted average shares outstanding	2,298,801	2,294,275
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Interest income
Interest and fees on loans held for investment	$19,417	$18,905
Interest and fees on loans held for sale	873	810
Interest on federal funds sold	18	5
Interest on interest bearing deposits	20	17
Dividends on equity securities	154	165
Interest on debt securities	302	579

Total interest income	20,784	20,481
Interest expense
Interest on demand deposits	1,465	870
Interest on savings accounts	144	155
Interest on time deposits over $100,000	1,120	1,580
Interest on time deposits	2,320	3,336

Total interest on deposits	5,049	5,941
Interest on short-term debt	22	65
Interest on long-term debt	1,798	1,718

Total Interest Expense	6,869	7,724

Net interest income	13,915	12,757

Provision for loan losses	3,100	3,310

Net interest income after provision for loan losses	10,815	9,447

Noninterest income
Service charges	910	943
Insurance and other commissions	369	385
Other	922	722
Income on bank owned life insurance	252	272
Other than temporary impairment losses	(65)	(1,612)
Gain (loss) on the sale of securities	414	(5)

Total noninterest income	2,802	705

Noninterest expense
Salaries	3,943	3,836
Employee benefits	1,177	1,321
Occupancy expense	423	427
Equipment expense	444	433
Intangible amortization	207	207
FDIC insurance assessment	876	562
Other	2,576	2,345

Total noninterest expense	9,646	9,131

Income before income taxes	3,971	1,021
Income taxes	1,287	(144)

Consolidated net income	2,684	1,165
Net income — Noncontrolling interest	(57)	(66)

Net Income — F & M Bank Corp	$2,627	$1,099

Per share data
Net income	$1.14	$.48
Cash dividends	$.45	$.69
Weighted average shares outstanding	2,297,191	2,290,859
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,553	$5,314
Federal funds sold	6,096	18,326

Cash and cash equivalents	11,649	23,640
Interest bearing deposits in banks	3,252	65
Securities:
Held to maturity — fair value of $109,000 in 2010 and $110,000 in 2009. (note 2)	109	110
Available for sale (note 2)	14,722	16,430
Other investments	9,049	9,681
Loans held for sale	34,497	31,168
Loans held for investment (note 3)	446,595	434,403
Less allowance for loan losses (note 4)	(5,200)	(3,836)

Net loans held for investment	441,395	430,567

Other real estate owned	1,789	526
Bank premises and equipment, net	6,834	7,080
Interest receivable	1,876	2,038
Core deposit intangible	115	322
Goodwill	2,670	2,670
Bank owned life insurance	6,810	6,593
Other assets	7,851	8,333

Total assets	$542,618	$539,223

Liabilities
Deposits:
Noninterest bearing	$56,392	$53,475
Interest bearing:
Demand	92,277	77,483
Money market accounts	21,646	23,231
Savings	35,195	34,229
Time deposits over $100,000	87,034	99,330
All other time deposits	132,714	132,895

Total deposits	425,258	420,643

Short-term debt	5,604	9,085
Accrued liabilities	7,065	7,397
Subordinated debt	8,268	2,715
Long-term debt	55,059	60,381

Total liabilities	501,254	500,221

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,304,692 and 2,295,053 shares issued and outstanding in 2010 and 2009, respectively	11,523	11,475
Retained earnings	30,052	27,989
Noncontrolling interest	153	123
Accumulated other comprehensive income (loss)	(364)	(585)

Total stockholders’ equity	41,364	39,002
Total liabilities and stockholders’ equity	$542,618	$539,223

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$2,627	$1,099
Net change — Noncontrolling interest	30	(66)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	480	488
Amortization (accretion) of security premiums (discounts)	29	26
Net (increase) decrease in loans held for sale	(3,330)	(18,434)
Provision for loan losses	3,100	3,310
Intangible amortization	207	207
(Increase) decrease in interest receivable	161	193
(Increase) decrease in other assets	(78)	492
Gain on sale of other real estate owned	(18)
Increase (decrease) in accrued expenses	512	(1,096)
(Gain)/loss on security transactions	(349)	1,617
Amortization of limited partnership investments	306	277
Income from life insurance investment	(217)	(216)
Net adjustments	803	(13,136)

Net cash provided (used) by operating activities	3,460	(12,103)

Cash flows from investing activities
Purchase of investments available for sale	(17,127)	(6,948)
Proceeds from sales of investments available for sale	1,860	12,097
Proceeds from maturity of investments available for sale	17,905	16
Net increase in loans held for investment	(16,382)	(28,853)
Proceeds from the sale of other real estate owned	1,210
Purchase of property and equipment	(234)	(212)
Net (increase) decrease in interest bearing bank deposits	(3,187)	1,099

Net cash used in investing activities	(15,955)	(22,801)

Cash flows from financing activities
Net change in demand and savings deposits	17,091	30,645
Net change in time deposits	(12,477)	16,056
Net change in short-term debt	(3,481)	(16,489)
Cash dividends paid	(1,036)	(1,587)
Repurchase of common stock		(54)
Proceeds from issuance of common stock	175	157
Proceeds of long-term debt	14,289	13,275
Repayment of long-term debt	(14,057)	(13,579)

Net cash provided (used) by financing activities	504	28,424

Net Increase (Decrease) in Cash and Cash Equivalents	(11,991)	(6,480)

Cash and cash equivalents, beginning of period	23,640	14,666

Cash and cash equivalents, end of period	$11,649	$8,186

Supplemental disclosure
Cash paid for:
Interest expense	$6,815	$7,904
Income taxes	500	620
Transfers from loans to Other Real Estate Owned	2,456
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Balance, beginning of period	$39,002	$36,258

Comprehensive income
Net income — F & M Bank Corp	2,627	1,165
Change — Noncontrolling interest (net of dividends)	30	(66)
Net change in unrealized appreciation on securities available for sale, net of taxes	220	1,642

Total comprehensive income	2,877	2,741

Issuance of common stock	175	157
Repurchase of common stock		(54)
Dividends declared	(690)	(1,397)

Balance, end of period	$41,364	$37,705

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the nine and three month periods ended September 30, 2010 and September 30, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of the F & M Bank Corp.
     The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.
Comprehensive Income
     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains or losses on certain derivative contracts, are reported as a separate component of the equity section of the balance sheet. Such items, along with operating net income, are components of comprehensive income.
     The components of comprehensive income and related tax effects are as follows:

	September 30,	September 30,
	2010	2009
Changes in:

Net Income:
Net Income — F & M Bank Corp	$2,627	$1,165
Net Income — Noncontrolling Interest	30	(66)

	2,657	1,099

Unrealized holding gains (losses) on available-for-sale securities:	682	759
Reclassification adjustment for other than temporary impairment losses	65	1,612
Reclassification adjustment for (gains) losses realized in income	(414)	5

Net unrealized gains (losses)	333	2,376
Tax effect	113	734

Unrealized holding gain (losses), net of tax	220	1,642

Comprehensive income	$2,877	$2,741

Subsequent Events
     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$109	$109	$110	$110

Total	$109	$109	$110	$110

	2010		2009
	Market		Market
	Value	Cost	Value	Cost
Securities available for sale
Government sponsored enterprises	$7,030	$7,015	$6,012	$5,976
Equity securities	3,149	2,622	3,743	3,768
Mortgage-backed securities	4,543	4,290	6,170	5,896
Corporate Bonds			505	281
Municipals	—	—	—	—

Total	$14,722	$13,927	$16,430	$15,921

     The amortized cost and fair value of securities at September 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$109	$109	$1,271	$1,270
Due after one year through five years			6,015	6,030
Due after five years		—	4,019	4,273

	109	109	11,305	11,573

Marketable equities		—	2,622	3,149

Total	$109	$109	$13,927	$14,722

     There were no sales of debt securities during the three and nine month periods ending September 30, 2010 and 2009. Following is a table reflecting gains and losses on sales of equity securities:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Gains	$506	$—	$392	$—
Losses	(92)	(5)	(8)	(5)

Net Gains (Losses)	$414	$(5)	$384	$(5)

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
Securities Impairment
     The Company follows the guidance in ASC 320-10 and Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature. This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:
•	The length of time of impairment;
•	The extent of the impairment relative to the cost of the investment;
•	Recent volatility in the market value of the investment;
•	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or
•	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.
     The following description provides our policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI):
•	We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.
•	For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.
•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.
•	Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor is only considered when the declines in value were not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.
•	OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.
•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recovery, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.
•	Declines determined to be other than temporary are charged to operations. There were $65,000 which were deemed to have other than temporary impairment through September of 2010. Such charges were $1,612,000 through September of 2009.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
     The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Government sponsored Enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed Obligations	—	—	269	(2)	269	(2)
Marketable equities	531	(57)	—	—	531	(57)

Total	$531	$(57)	$269	$(2)	$800	$(59)

December 31, 2009
Government sponsored Enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed Obligations			300	(2)	300	(2)

Marketable equities	—	—	1,891	(289)	1,891	(289)

Total	$—	$—	$2,191	$(291)	$2,191	$(291)

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 3. Loans Held for Investment
     Loans outstanding at September 30, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Real Estate
Construction	$84,730	$86,320
Residential	189,624	191,382
Commercial and agricultural	150,685	134,993
Consumer loans to individuals	18,931	19,247
Credit cards	2,560	2,355
Other	65	106

Total	$446,595	$434,403

Note 4. Allowance for Loan Losses
     A summary of transactions in the allowance for loan losses follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$3,836	$2,189	$4,890	$2,556
Provisions charged to operating expenses	3,100	3,310	1,300	2,790
Net (charge-offs) recoveries:
Loan recoveries	60	51	20	22
Loan charge-offs	(1,796)	(850)	(1,010)	(668)

Total Net (Charge-Offs) Recoveries*	(1,736)	(799)	(990)	(646)

Balance, End of Period	$5,200	$4,700	$5,200	$4,700

* Components of Net (Charge-Offs) Recoveries
Real Estate	(1,633)	(699)	(979)	(612)
Commercial	(33)	(44)	(2)
Consumer and other	(70)	(56)	(9)	(34)

Total	$(1,736)	$(799)	$(990)	$(646)

Note 5. Employee Benefit Plan
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $1 million to the plan in the first quarter of 2010 and does not anticipate additional contributions for the 2010 plan year. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Service cost	$290,937	$269,100	$96,979	$89,700
Interest cost	237,750	204,999	79,250	68,333
Expected return on plan assets	(361,281)	(235,284)	(120,427)	(78,428)
Amortization of net obligation at transition
Amortization of prior service cost	(3,975)	(3,975)	(1,325)	(1,325)
Amortization of net (gain) or loss	49,134	93,153	16,378	31,051

Net periodic benefit cost	$212,565	$327,993	$70,855	$109,331

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	7,030		7,030
Mortgage-backed obligations of federal agencies	4,543		4,543
Marketable Equities	3,149	3,149
Corporate Bonds	—	—	—

Investment securities available for sale	14,722	3,149	11,573

Total assets at fair value	14,722	3,149	11,573

Total liabilities at fair value

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	6,013		6,013
Mortgage-backed obligations of federal agencies	6,170		6,170
Marketable Equities	3,743	3,743
Corporate Bonds	504	504	—

Investment securities available for sale	16,430	4,247	12,183

Total assets at fair value	16,430	4,247	12,183

Total liabilities at fair value
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	34,497		34,497
Other Real Estate Owned	1,789		1,789

Real Estate	508		508
Commercial	6,081		6,081
Consumer
Impaired loans	6,589		6,589

Total assets at fair value	42,875		42,875

Total liabilities at fair value

December 31, 2009	Total	Level 1	Level 2	Level 3
Loans Held for Sale	31,168		31,168
Other Real Estate Owned	526		526

Real Estate	1,123		1,123
Commercial	5,585		5,585
Consumer
Impaired loans	6,708		6,708

Total assets at fair value	38,402		38,402

Total liabilities at fair value
     There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. Disclosures About Fair Value of Financial Instruments
     ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,553	$5,553	$5,314	$5,314
Interest bearing deposits	3,252	3,252	65	65
Federal funds sold	6,096	6,096	18,326	18,326
Securities available for sale	14,722	14,722	16,430	16,430
Securities held to maturity	109	109	110	110
Other investments	9,049	9,049	9,681	9,681
Loans	476,249	446,595	481,967	434,403
Loans held for sale	34,497	34,497	31,168	31,168
Bank owned life insurance	6,810	6,810	6,593	6,593
Accrued interest receivable	1,876	1,876	2,038	2,038

Financial Liabilities
Demand Deposits:
Non-interest bearing	56,392	56,392	53,475	53,475
Interest bearing	113,923	113,923	100,714	100,714
Savings deposits	35,195	35,195	34,229	34,229
Time deposits	222,105	219,748	234,032	232,225
Short-term debt	5,604	5,604	9,085	9,085
Subordinated debt	8,268	8,268	2,715	2,715
Long-term debt	57,252	55,059	61,216	60,381
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
Overview
     Net income for the nine months ended September 30, 2010 was $2,627,000 or $1.14 per share, compared to $1,099,000 or $.48 in the same period in 2009, an increase of 139%. During the nine months ended September 30, 2010, noninterest income, exclusive of securities transactions, increased 5.64% and noninterest expense also increased 5.64% during the same period. Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2010	2009
Net Income from Bank Operations	$2,811	$1,799
Income or loss from Parent Company Activities	(184)	(700)

Net Income for the nine months ended September 30	2,627	1,099

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Core operating earnings, (exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects) totaled $2,408,000 in 2010 and $2,062,000 in 2009, an increase of 16.77%. Income from core operations increased in 2010 primarily due to the increase in the net interest margin and change in securities gain (loss) both of which were partially offset by additional FDIC assessments and increased income tax expense. A reconciliation of core earnings follows:

In thousands	2010	2009
Net Income	$2,627	$1,099
Non-recurring Tax Items	48	(16)
Non-recurring Securities Transactions	(267)	979

Core Earnings for the six months ended September 30	$2,408	$2,062

     Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.
Results of Operations
     Year to Date
     The 2010 year to date tax equivalent net interest income increased $1,142,000 or 8.86% compared to the same period in 2009. The yield on earning assets decreased .35%, while the cost of funds decreased .44% compared to the same period in 2009. The Federal Reserve has continued to maintain short-term interest rates at historically low levels. Longer term rates are also at historical lows due to the sluggish economy and Federal Reserve monetary policy. Yields on assets and costs of liabilities continue to reprice at lower levels due to the current monetary policy described above.
     The Interest Sensitivity Analysis on page 25 indicates the Company is in an asset sensitive position in the one year time horizon, the recent decrease in rates and asset growth has resulted in a .04% increase in the net interest margin compared to the same period in 2009. A schedule of the net interest margin for the three month and nine month periods ending September 30, 2010 and 2009 can be found in Table I on page 24.
     Noninterest income, exclusive of securities transactions, increased $131,000 or 5.64% through September 30, 2010 compared to the same period in 2009. Increases were due to debit card fee income and revenue from low income housing investments.
     Noninterest expense increased $515,000 through nine months of 2010 as compared to 2009. Salary and benefits expense decreased $37,000 (.72%) through September 2010. This decrease resulted from a reduction in pension expense ($117,000) and workers compensation expenses ($15,000), which were partially offset by normal salary increases and increases in group health insurance premiums. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 13.89% in 2010 compared to 2009. The majority of the increase is an increase in the FDIC assessment of $314,000 ($876,000 in 2010 versus $562,000 in 2009). The increase in FDIC assessment is due to the growth of the Bank as well as increased assessment rates imposed to cover FDIC fund shortages. Other loan expense increased $176,000; this increase resulted when the bank forfeited an escrow deposit on a loan participation when it chose to not pursue the purchase of the controlling interest in the loan. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (June 30, 2010) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.37% and 2.89% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.
          Quarter to Date
          For the three months ended September 30, 2010, the Company’s net income was $891,073, an increase of $1,766,649, compared to the same period in the prior year when the Company reported a net loss of ($875,576). For the third quarter, earnings per share were $.38 in 2010 versus a loss of ($.38) in 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     On a pre-tax basis, factors contributing to the improved results include a $1.49 million decrease in funding for the Allowance for Loan Losses ($1.3 million of expense in 2010 versus $2.79 million in 2009), a $572,000 increase in Net Interest Income ($4.862 million in 2010 versus $4.287 million in 2009), and a change in Securities Gain/(Loss) of $1.106 million ($319,000 gain in 2010 versus a loss of ($787,000) in 2009).
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
     As of September 30, 2010, the market value of securities available for sale exceeded their cost by $795,000. This includes increases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities have decreased approximately $566,000 in 2010. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates, proceeds from bond maturities and mortgage backed security pay downs have been used to support growth in the loan portfolio. Scheduled maturities for the remainder of 2010 total $1.4 million and these bonds have an average yield of approximately 1.64%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
     In reviewing these investments as of September 30, 2010, a portion of the Equity portfolio was determined to be other than temporarily impaired resulting in a $65,000 impairment write down. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.
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
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing. Management and the Board of Directors review these concentrations quarterly. The first nine months of 2010 resulted in a increase of $12 million in the Bank’s core loan portfolio.
     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $9,495,000 at September 30, 2010 compared to $7,653,000 at December 31, 2009. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2010, the Company holds $1,789,000 of real estate which was acquired through foreclosure. The Company is under contract to sell foreclosed properties totaling approximately $700,000 in value. Closing is expected on these sales during the month of November, 2010.
     The following is a summary of information pertaining to risk elements and impaired loans:

	September 30, 2010	December 31, 2009
Nonaccrual Loans:
Real Estate	$1,887	$3,245
Commercial	5,828	261
Other	285	—

Loans past due 90 days or more:
Real Estate	1,204	3,850
Commercial	134	57
Other	157	240

Total Nonperforming loans	$9,495	$7,653

Nonperforming loans as a percentage of loans held for investment	2.13%	1.76%

Net Charge Offs to Total Loans	.39%	.59%

Allowance for loan and lease losses to loans held for investment	1.16%	.88%

Allowance for loan and lease losses to nonperforming loans	54.77%	50.12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Loan Losses
     Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and trends in past due and criticized loans. Specific factors evaluated include internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Bank’s watch list or schedule of classified loans.
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
     The remainder of the portfolio falls into pools by type of homogenous loans that do not exhibit any of the above described weaknesses. Loss rates are assigned based on historical loss rates over the prior two years. A multiplier has been applied to these loss rates to reflect the time for loans to season within the portfolio and the inherent imprecision of these estimates.
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
     The allowance for loan losses of $5,200,000 at September 30, 2010 is equal to 1.16% of loans held for investment. This compares to an allowance of $3,836,000 (.88%) at December 31, 2009. Based on the evaluation of the loan portfolio described above management has funded the allowance a total of $3,100,000 in the first nine months of 2010. Net charge-offs year to date totaled $1,736,000.
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
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $4,615,000 since December 31, 2009. Time deposits decreased $12,477,000 during this period while demand deposits and savings deposits increased $17,092,000. The decrease in certificates of deposits is a result of the Bank’s membership in the CDARS One-Way Buy program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks offer FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $35.9 million in CDARS funding, a decrease of $10.8 million since December 31, 2009.
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
Long-term debt
     Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $15,825,000 through September 30, 2010. Additional borrowings of $11,250,000 through September 30, 2010, were obtained to refinance maturing debt at more favorable longer term rates.
     In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance a line of credit previously owed to Silverton Bank as a five year, fixed rate, amortizing loan at 6%. At September 30, 2010 the outstanding balance was $4,250,000.
     In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note. As of September 30, 2010 the balance outstanding was $8,268,000.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2010, the Company’s total risk based capital and leverage ratios were 12.72% and 7.27%, respectively. These ratios are in excess of regulatory minimums. For the same period, Bank only total risk based capital and leverage ratios were 13.07% and 7.49%, respectively.

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
     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.
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
     As of September 30, 2010, the Company had a cumulative Gap Rate Sensitivity Ratio of 15.48% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 25.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. However, due to the impact on capital ratios resulting from the growth in the balance sheet, other than temporary impairment securities write downs in 2009 and increased funding of the allowance for loan losses, the stock repurchase plan has been suspended. There were no stock repurchases in 2010.
Effect of Newly Issued Accounting Standards
     In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effect of Newly Issued Accounting Standards (continued)
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.
     In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance and are reflected in the Company’s financial statements
Existence of Securities and Exchange Commission Web Site
     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009			September 30, 2010			September 30, 2009
		Income/	Average		Income/			Income/	Average		Income/	Average
Average	Balance[2]	Expense	Rates[4]	Balance[2]	Expense	Rates[4]	Balance[2]	Expense	Rates[4]	Balance[2]	Expense	Rates[4]
Interest income
Loans held for investment[1,2]	$442,830	$19,498	5.87%	$412,984	$19,001	6.13%	$446,721	$6,551	5.87%	$422,056	$6,331	6.00%
Loans held for sale	28,891	873	4.03%	27,860	810	3.88%	40,075	410	4.09%	27,576	259	3.76%
Federal funds sold	10,818	18	.22%	3,515	5	.19%	2,066	1	.19%	5,874	3	.20%
Interest bearing deposits	3,018	20	.88%	1,148	16	1.86%	3,063	7	.91%	1,077
Investments
Taxable [3]	12,457	313	3.35%	16,268	585	4.79%	12,009	83	2.76%	13,190	140	4.25%
Partially taxable	3,824	182	6.35%	3,773	197	6.96%	3,467	62	7.15%	3,834	77	8.03%
Tax exempt [2,3]			%	51	3	7.84%
Total earning assets	$501,838	$20,904	5.55%	$465,599	$20,617	5.90%	$507,401	$7,114	5.61%	$473,607	$6,810	5.75%
Interest Expense
Demand deposits	$107,896	$1,465	1.81%	$73,166	$869	1.58%	$112,941	$502	1.78%	$81,956	$354	1.73%
Savings	35,396	144	.54%	32,363	155	.64%	36,906	49	.53%	33,996	47	.55%
Time deposits	224,841	3,440	2.04%	216,545	4,917	3.03%	219,105	1,036	1.89%	221,804	1,501	2.71%
Short-term debt	5,956	22	.49%	16,882	65	.51%	6,646	9	.54%	7,175	9	.50%
Long-term debt	63,616	1,798	3.77%	67,466	1,718	3.40%	64,348	617	3.84%	65,637	563	3.43%
Total interest bearing liabilities	$437,705	$6,869	2.09%	$406,422	$7,724	2.53%	$439,946	$2,213	2.01%	$410,568	$2,474	2.41%

Tax equivalent net interest income [1]		$14,035			$12,893			$4,901			$4,336

Net interest margin			3.73%			3.69%			3.86%			3.66%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans. The taxable equivalent adjustment was $120 thousand and $136,000 for the nine months ended September 30, 2010 and 2009, respectively. The taxable equivalent adjustment was $39 thousand and $50 thousand for The three months ended September 30, 2010 and 2009, respectively.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

[4]	Annualized.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2010
(In Thousands of Dollars)
     The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of funds
Loans
Commercial	$105,717	$23,706	$86,452	$6,102		$221,977
Installment	10,304	1,287	8,618	685		20,894
Real estate for investments	41,898	14,175	122,976	22,114		201,163
Real estate held for sale	34,497					34,497
Credit cards	2,560					2,560
Federal funds sold	6,096					6,096
Interest bearing bank deposits	2,256	996				3,252
Investment securities	1,051	218	4,131	6,282	3,149	14,831

Total	$204,379	$40,382	$222,177	$35,183	$3,149	$505,270

Sources of funds
Interest bearing demand deposits		$29,279	$66,189	$18,455		$113,923
Savings deposits		7,039	21,117	7,039		35,195
Certificates of deposit $100,000 and over	30,236	17,158	39,640			87,034
Other certificates of deposit	20,906	42,992	68,816			132,714
Short-term borrowings	5,604					5,604
Long-term borrowings	5,023	8,322	41,714	8,268		63,327

Total	$61,769	$104,790	$237,476	$33,762	—	$437,797

Discrete Gap	$142,610	$(64,408)	$(15,299)	$1,421	$3,149	$67,473

Cumulative Gap	$142,610	$78,202	$62,903	$64,324	$67,473

Ratio of Cumulative Gap to Total Earning Assets	28.22%	15.48%	12.45%	12.73%	13.35%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2010. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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
November 12, 2010