Form 10-K
period 2010-12-31
F&M BANK CORP
filed 2011-03-30
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2010
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
Common Stock — $5 Par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Sarbanes Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,061,156 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2010 was approximately $39,161,964 based on the closing sales price of $19.00 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.
As of the close of business on March 1, 2011, there were 2,307,436 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2011 (the “Proxy Statement”).

PART I
Item 1. Business
General
F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one-bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its affiliate, Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services, Inc. (FMFS) are wholly owned subsidiaries of Farmers & Merchants Bank. Farmers & Merchants Bank also holds a majority ownership in VBS Mortgage LLC, (VBS).
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
The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, internet banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage and other financial services to customers of Farmers & Merchants Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock.
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
Employees
On December 31, 2010, the Bank had 141 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.
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
The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board. Such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not the stockholders of F & M Bank Corp.
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
Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred stockholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2010 were 9.77% and 13.51%, respectively, significantly above the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2010, was 7.37%, which is significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
Community Reinvestment Act. The requirements of the Community Reinvestment Act are also applicable to the Bank. The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
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
There could be an adverse effect on the way in which we do business if we do not maintain our capital requirements and our status as a ‘well-capitalized” bank.
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
Item 1B. Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2010.

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
VBS’ offices are located at:

Harrisonburg Office 2040 Deyerle Avenue Suite 107 Harrisonburg, VA 22801	Woodstock Office 161 South Main Street Woodstock, VA 22664
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
Item 4. Removed and Reserved
PART II
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

Transfer Agent and Registrar
Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016
Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2006, and the reinvestment of dividends.

Index	2005	2006	2007	2008	2009	2010
F & M Corp	100.00	111.49	126.34	126.63	99.42	65.15
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank Index	100.00	116.98	90.90	51.87	51.33	57.52
Recent Stock Prices and Dividends
Dividends to shareholders totaled $1,034,000 and $1,743,000 in 2010 and 2009, respectively. Regular quarterly dividends have been declared for fifty six consecutive quarters. In the third quarter of 2009 dividends per share were reduced from $.23 to $.15 per quarter. This decrease was the result of reduced earnings and an effort to bring the dividend payout ratio within stated goals. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per share to net income per share was 36.81% in 2010, compared to 89.18% in 2009.

Stock Repurchases
As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2010 totaled 164,132 shares; of this amount, none were repurchased in 2010.
The number of common shareholders of record was approximately 1,759 as of March 1, 2011. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.
Quarterly Stock Information
These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2010			2009
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared(1)	Low	High	Dividends Declared
1st	20.75	26.00	$.15	20.00	30.75	$.23
2nd	18.05	22.00	.15	22.00	28.15	.23
3rd	15.15	20.00	.15	22.95	26.65	.15
4th	13.25	16.24	.15	20.00	24.90	.15

Total			$.60			$.76

(1)	Beginning in the third quarter 2010, the dividend is now declared at the board meeting following quarter end. This is a result of a change in practice by our board of directors to declare dividends for a particular quarter following the completion of the quarter instead of prior to quarter end. The timing of actual dividend payments to shareholders remains unchanged.

Item 6. Selected Financial Data
Five Year Summary of Selected Financial Data

(Dollars in thousands,
except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Interest and Dividend Income	$27,870	$27,516	$25,544	$24,635	$22,526
Interest Expense	9,005	10,182	10,498	11,043	9,091

Net Interest Income	18,865	17,334	15,046	13,592	13,435
Provision for Loan Losses	4,300	4,210	815	270	240

Net Interest Income after
Provision for Loan Losses	14,565	13,124	14,231	13,322	13,195
Noninterest Income	3,249	3,111	3,169	3,215	2,754
Securities Gains (Losses)	349	(1,754)	(1,680)	101	193
Noninterest Expenses	12,741	12,188	11,097	10,532	9,688

Income before Income Taxes	5,422	2,293	4,623	6,106	6,454
Income Tax Expense	1,681	339	1,419	1,653	1,925

Net Income	$3,741	$1,954	$3,204	$4,453	$4,529

Per Share Data:
Net Income	$1.63	$.85	$1.38	$1.89	$1.90
Dividends Declared	.60	.76	.90	.86	.82
Book Value	18.31	16.99	15.64	16.71	16.05

Balance Sheet Data:
Assets	$538,855	$539,223	$472,058	$386,727	$375,924
Loans Held for Investment	445,147	434,403	399,233	317,180	309,461
Loans Held for Sale	23,764	31,168	3,780	—	—
Securities	24,144	26,220	30,785	36,614	37,373
Deposits	425,051	420,643	342,225	298,560	289,522
Short-Term Debt	5,355	9,085	20,510	12,743	11,717
Long-Term Debt	58,979	63,096	65,331	29,714	29,247
Stockholders’ Equity	42,229	39,002	36,305	39,165	38,105
Average Shares Outstanding	2,299	2,292	2,319	2,360	2,386

Financial Ratios:
Return on Average Assets[1]	.69%	.38%	.75%	1.17%	1.26%
Return on Average Equity[1]	9.22%	5.10%	8.50%	11.53%	12.13%
Net Interest Margin	3.77%	3.70%	3.89%	3.94%	4.17%
Efficiency Ratio [2]	57.23%	57.74%	58.60%	60.31%	57.45%
Dividend Payout Ratio	36.81%	89.18%	65.01%	45.60%	43.12%

Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	7.46%	7.37%	8.85%	10.05%	10.36%
Allowance for Loan Losses to Loans[3]	1.30%	.88%	.55%	.54%	.58%
Nonperforming Assets to Total Assets[4]	3.06%	1.42%	1.01%	1.11%	.58%
Net Charge-offs to Total Loans[3]	.53%	.59%	.08%	.11%	.04%

[1]	Ratios are primarily based on daily average balances.

[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.

[4]	Calculated based on 90 day past due, non-accrual and restructured loans to Total Assets.

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
Lending Activities
Credit Policies
The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, our loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.
We have written policies and procedures to help manage credit risk. We have a loan review policy that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with our loan policy.
We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of management, and the directors’ loan committee is composed of any four directors, of which at least three are independent directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.
Construction and Development Lending
We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. The majority of the interest rates charged on these loans floats with the market. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.
Commercial Real Estate Lending
Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. We also evaluate the location of the security property and typically require personal guarantees or endorsements of the borrower’s principal owners.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Business Lending
Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.
Consumer Lending
We offer various consumer loans, including personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area.
The underwriting standards employed by us for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, our primary consumer loan category, we require title insurance, hazard insurance and, if required, flood insurance.
Portfolio Mortgage Lending
The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan to value limits ranging between 80 and 90% depending on the age of the property, borrower’s income and credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every three to five years, based on amortization periods of twenty to thirty years. All fixed rate loans for longer terms, typically fifteen or thirty years, are originated by VBS Mortgage and are sold to investors in the secondary market.
Critical Accounting Policies
General
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.
In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change. Following is a summary of the Company’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Allowance for Loan Losses
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
Allowances for loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances are typically provided on all impaired loans in excess of a defined threshold that are classified in the Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.
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
Goodwill and Intangibles
In June 2001, the Financial Accounting Standards Board issued ASC 805 (formerly SFAS No. 141), Business Combinations and ASC 350 (formerly SFAS No. 142), Intangibles. ASC 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 was effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2010 or 2009. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2010, 2009 and 2008.
Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $46,000 and $322,000 at December 31, 2010 and 2009, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.

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
Declines determined to be other than temporary are charged to operations and included in the gain (loss) on security sales. Such charges were $65,000 for 2010, $1,751,000 for 2009 and $1,759,000 for 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Overview
The Company’s net income for 2010 totaled $3,741,000 or $1.63 per share, an increase of 91% over $1,954,000 or $.85 a share in 2009. Return on average equity increased in 2010 to 9.22% versus 5.10% in 2009, while the return on average assets increased from .38% to .69%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and other non-recurring income was $3,539,000 in 2010 versus $3,095,000 in 2009, an increase of 14.3%. Core profitability increased due to the growth in the net interest margin which was driven by growth in the loan portfolio.
See page 10 for a five-year summary of selected financial data.
Changes in Net Income per Common Share

	2010	2009
	to 2009	to 2008
Prior Year Net Income Per Share	$.85	$1.38
Change from differences in:
Net interest income	.67	1.07
Provision for credit losses	(.04)	(1.49)
Noninterest income, excluding securities gains	.06	(.01)
Securities gains	.91	(.05)
Noninterest expenses	(.24)	(.51)
Income taxes	(.58)	.46

Total Change	.78	(.53)

Net Income Per Share	$1.63	$.85

Net Interest Income
The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2010 was $18,865,000 representing an increase of $1,531,000 or 8.83% over the prior year. A 15.21% increase in 2009 versus 2008 resulted in total net interest income of $17,334,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 16), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.
Tax equivalent income on earning assets increased $318,000, supported by the increase in loan income of $675,000. Loans held for investment, expressed as a percentage of total earning assets, decreased slightly in 2010 to 87.92% as compared to 88.65% in 2009. During 2010, yields on earning assets decreased 29 basis points (BP), primarily due to a 20BP decrease in the yield on loans held for investment. This decrease is consistent with declining market rates resulting from Federal Reserve interest rate cuts and a slowing economy. The average cost of interest bearing liabilities decreased 42BP in 2010, following a decrease of 69BP in 2009. The decrease in average cost resulted from maturing liabilities repricing at lower rates following action by the Federal Reserve’s Federal Open Market Committee (FOMC), which cut the Federal Funds rate on seven occasions in 2008. These rate cuts were in response to the aforementioned slowing in the national economy following the subprime mortgage crisis and resulting capital markets crisis. To date the economy has continued to struggle and the FOMC has conducted monetary policy designed to keep short-term rates at historically low levels.
The analysis on the next page reveals an increase in net interest margin to 3.77% in 2010 primarily due to changes in balance sheet leverage as the decline in yields on earning assets (29BP) is less than the decline in the cost of funds on interest bearing liabilities (42BP).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Consolidated Average Balances, Yields and Rates1

	2010			2009			2008
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[2]
Commercial	$180,292	$9,474	5.25%	$172,883	$9,382	5.43%	$128,815	$7,976	6.19%
Real estate	236,318	14,502	6.14%	217,677	13,473	6.19%	195,743	13,061	6.67%
Installment	26,831	2,086	7.77%	28,945	2,663	9.20%	31,239	2,735	8.76%

Loans held for investment[4]	443,441	26,062	5.88%	419,505	25,518	6.08%	355,797	23,772	6.68%
Loans held for sale	32,503	1,300	4.00%	29,619	1,169	3.95%	5,816	238	4.09%

Investment securities[3]
Fully taxable	12,298	420	3.42%	15,602	720	4.61%	19,813	1,101	5.56%
Partially taxable	3,722	189	5.08%	3,542	267	7.54%	6,583	509	7.73%
Tax exempt				38	3	7.89%	169	8	4.73%

Total investment securities	16,020	609	3.80%	19,182	990	5.16%	26,565	1,618	6.09%

Interest bearing deposits in banks	2,997	26	.87%	924	16	1.73%	2,426	117	4.82%
Federal funds sold	9,390	21	.22%	3,964	7	.18%	2,821	50	1.77%

Total Earning Assets	504,351	28,018	5.56%	473,194	27,700	5.85%	393,425	25,795	6.56%

Allowance for loan losses	(4,990)			(3,132)			(1,946)
Nonearning assets	44,700			37,962			34,748

Total Assets	$544,061			$508,024			$426,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand —interest bearing	$110,814	$1,939	1.75%	$78,556	$1,306	1.66%	$58,682	$798	1.36%
Savings	35,666	191	.54%	32,650	202	.62%	30,073	293	.97%
Time deposits	222,919	4,426	1.99%	218,396	6,294	2.88%	169,978	6,955	4.09%

Total interest bearing deposits	369,399	6,556	1.77%	329,602	7,802	2.37%	258,733	8,046	3.11%

Short-term debt	6,035	29	.48%	14,700	78	.53%	23,622	456	1.93%
Long-term debt	63,565	2,421	3.81%	67,320	2,302	3.42%	50,135	1,996	3.98%

Total interest bearing liabilities	438,999	9,006	2.05%	411,622	10,182	2.47%	332,490	10,498	3.16%

Noninterest bearing deposits	56,328			51,124			49,557
Other liabilities	8,166			6,929			6,469

Total liabilities	503,493			469,675			388,516
Stockholders’ equity	40,568			38,349			37,711

Total liabilities and stockholders’ equity	$544,061			$508,024			$426,227

Net interest earnings		$19,012			$17,518			$15,297

Net yield on interest earning assets (NIM)			3.77%			3.70%			3.89%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.

[2]	Interest income on loans includes loan fees.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

[4]	Includes nonaccrual loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
The following table illustrates the effect of changes in volumes and rates.

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Loans held for investment	$1,455	$(911)	$544	$4,256	$(2,510)	$1,746
Loans held for sale	114	17	131	974	(43)	931
Investment securities
Taxable	(152)	(148)	(300)	(234)	(147)	(381)
Partially taxable	14	(92)	(78)	(235)	(7)	(242)
Tax exempt	(3)		(3)	(6)	1	(5)

Interest bearing deposits in banks	36	(26)	10	(72)	(29)	(101)
Federal funds sold	10	4	14	20	(63)	(43)

Total Interest Income	1,474	(1,156)	318	4,703	(2,798)	1,905

Interest expense
Deposits
Demand	535	98	633	270	238	508
Savings	19	(30)	(11)	25	(116)	(91)
Time deposits	(3,348)	1,480	(1,868)	1,980	(2,641)	(661)

Short-term debt	(46)	(3)	(49)	(172)	(206)	(378)
Long-term debt	(128)	247	119	684	(378)	306

Total Interest Expense	(2,968)	1,792	(1,176)	2,787	(3,103)	(316)

Net Interest Income	$4,442	$(2,948)	$1,494	$1,916	$305	$2,221

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.
Interest Income
Tax equivalent interest income increased $318,000 or 1.15% in 2010, after increasing 7.39% or $1,905,000 in 2009. Overall, the yield on earning assets decreased .29%, from 5.85% to 5.56%. Average loans outstanding grew during 2010, with average loans outstanding increasing $23,936,000 to $443,441,000. Real estate loans increased 8.56% and commercial loans increased 4.29%. Combined these categories accounted for the total increase in year ending loans. Lending conditions within the market were sluggish for the year as a result of the slow economy, approximately one half of the growth in the loan portfolio came from repurchasing loans that had previously been sold to other financial institutions. The remainder of the increase is attributed to the fact that many banks within the market appear to have pulled back on lending due to rising loan losses, exposure to subprime lending, or reduced capital positions.
Average total securities, yielding 3.80%, decreased $3,162,000 during 2010. Proceeds from the sale and maturity of investment securities were used to fund (in part) the growth in the loan portfolio. Income on loans held for sale totaled $1,300,000, as compared to the $1,169,000 during 2009. This category is made up of loans originated by VBS Mortgage and loans that are purchased from a bank that has a large secondary market lending presence (Gateway Bank, California). This arrangement has been used for several years as a higher yielding alternative to federal funds sold. As market rates began to fall in the early part of 2009 the volume of mortgage loan refinancing increased for both VBS Mortgage and Gateway. This trend continued throughout 2010.These loans are short-term, residential real estate loans that have an average life of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

GAAP Financial Measurements:
(dollars in thousands).	2010	2009	2008
Interest Income — Loans	$27,256	$26,563	$23,877
Interest Income — Securities and Other Interest-Earnings Assets	615	953	1,667
Interest Expense — Deposits	6,556	7,802	8,046
Interest Expense — Other Borrowings	2,450	2,380	2,452

Total Net Interest Income	18,865	17,334	15,046

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income — Loans	106	125	133
Add: Tax Benefit on Tax-Exempt Interest Income — Securities and Other Interest-Earnings Assets	41	36	118

Total Tax Benefit on Tax-Exempt Interest Income	147	161	251

Tax-Equivalent Net Interest Income	$19,012	$17,495	$15,297

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Interest Expense
Interest expense decreased $1,176,000 or 11.55% during 2010, which followed a 3.01% decrease or $316,000 in 2009. The average cost of funds of 2.05% decreased .42% compared to 2009. Average interest bearing liabilities increased $27,377,000 in 2010 following an increase of $79,132,000 in 2009. The increase in interest bearing liabilities was primarily the result of an increase in interest bearing demand deposits and time deposits. Interest bearing demand deposits increased primarily due to the Platinum Rewards Checking product. This product pays an above market interest rate, but rewards the customer to adopt certain behaviors that either drive down operating expenses or drive up non-interest income for the Bank. Interest expense of demand deposits increased $638,000 (48.7%), while the average balance in interest bearing demand deposits increased $32.2 million in 2010.
Time deposits increased primarily due to the Bank’s participation in the Certificate of Deposit Account Registry Service (CDARS), which through reciprocal agreements among banks allows customers to gain access to significantly higher levels of FDIC deposit insurance coverage. Due to declining rates, both locally and nationally, the expense associated with time deposits decreased $1,868,000 (29.7%) in 2009, in spite of an increase in balances of $4.5 million. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 17.
Noninterest Income
Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.
Exclusive of securities transactions, non-interest income increased 4.77% ($152,000) in 2010 following a decrease of 1.83% in 2009. Service charges on deposit accounts decreased $100,000, primarily due to a decrease in overdraft charges. All of the decrease occurred following the implementation of Reg. E which required customers to Opt-In to allowing debit card transactions to create account overdrafts. Other operating income increased $174,000. This category includes a number of revenue items; however the largest category is debit card revenue. In 2010 debit card revenue totaled $618,000 versus $439,000 in 2009 an increase of $178,000. The increase in revenue can be traced to higher levels of card usage resulting from the increase in the number of checking accounts, primarily the previously mentioned Platinum Rewards Checking product.
Securities transactions in 2010 resulted in net gains of $349,000 after recognition of impairment write-downs totaling $65,000 on several holdings within the equities portfolio. This followed a loss of $1,754,000 in 2009. In 2009, the losses within the securities portfolio were not the result of securities actually sold, but due to the recognition of Other Than Temporary Impairment (OTTI) losses on securities that declined significantly in value. Typically securities are considered impaired when their value has been significantly below cost for over a year. Based on the losses already recognized in 2008, 2009 and 2010, there is reduced risk of additional significant OTTI in 2011.
Noninterest Expense
Noninterest expenses increased from $12,188,000 in 2009 to $12,741,000 in 2010, a 4.54% increase. Salary and benefits increased .19% to $6,742,000 in 2010, following a 1.60% increase in 2009. The FDIC insurance assessment increased $272,000 in 2010 to $1,207,000. This increase was a result of increases in the standard assessment rates. Other operating expense increased $281,000 in 2010, following a $182,000 increase in 2009. Much of the increase was due to an increase in other loan expense and Bank franchise tax. The increase in other loan expense resulted when the bank forfeited an escrow deposit on a loan participation when it chose to not pursue the purchase of the controlling interest in the loan. Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.36%, 2.41%, and 2.60%, in 2010, 2009 and 2008, respectively. Peer group averages have ranged between 3.09% and 3.45% over the same time period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Provision for Loan Losses
Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $4,210,000 in 2009 to $4,300,000 in 2010. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses
Actual net loan charge-offs were $2,350,000 in 2010 and $2,563,000 in 2009. Loan losses as a percentage of average loans held for investment totaled .53% and .61% in 2010 and 2009, respectively. This loss rate is significantly better than peer group averages which were 1.09% in 2010 and 1.18% in 2009.
Balance Sheet
Total assets decreased .07% during the year to $538,855,000, a decrease of $368,000 from $539,223,000 in 2009. Earning assets increased .61% or $3,030,000 to $503,531,000 at December 31, 2010. Virtually all of the increase in earning assets resulted from growth in the loan portfolio, loans held for investment increased $10,744,000 and loans held for sale decreased $7,404,000. Deposit growth for 2010 totaled $4,408,000 or 1.05%, much of the growth resulted from the growth in interest bearing demand deposits. The Company continues to utilize its assets well with 93.44% of year-end assets consisting of earning assets.
Investment Securities
Average balances in investment securities decreased 16.48% in 2010 to $16,020,000. Proceeds from the sale or maturity of investments were used in part to support loan growth and for debt repayment. At year end, 3.05% of earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 3.80% for 2010, down from 5.16% in 2009. The decline can be attributed to maturing securities being reinvested at lower rates, due to market conditions.
The Company recognized gains totaling $349,000 on its equities portfolio. This was net of $65,000 in losses resulting from Other Than Temporary Impairment (OTTI) write-downs on several of its holdings. Management considers a number of factors in determining whether to recognize OTTI on any of its securities, including current market conditions, historical trends in individual securities, historical trends in the overall market and length of time that a security has been below cost. Additional information on the securities impairment write-downs can be found on page 14 under the caption “Securities Impairment” and page 19 under the caption “Noninterest Income”.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Investment Securities, continued
The composition of securities at December 31 was:

(Dollars in thousands)	2010	2009	2008
Available for Sale[1]
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$8,001	$6,012	$10,194
Municipal			125
Mortgage-backed[2]	3,931	6,170	8,574
Corporate bonds		505	281
Marketable equity securities	3,315	3,742	3,063

Total	15,247	16,429	22,237

Held to Maturity
U.S. Treasury and Agency	109	110	110

Total	109	110	110

Other Equity Investments	8,789	9,681	8,439

Total Securities	$24,145	$26,220	$30,786

[1]	At estimated fair value. See Note 4 for amortized cost.

[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
Maturities and weighted average yields of debt securities at December 31, 2010 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations.

	Less			One to		Over
	than one			Five		Five
(Dollars in thousands)	Amount		Yield	Amount	Yield	Amount		Yield	Total	Yield
Debt Securities Available for Sale

U.S. Treasury, Agency & GSE	$			$8,001	4.37%	$			$8,001	4.37%
Municipal
Mortgage-backed		260	3.18%				3,671	5.18%	3,931	5.05%
Corporate bonds
Total		$260	3.18%	$8,001	4.37%		$3,671	5.18%	$11,932	4.59%

Debt Securities Held to Maturity

U.S. Treasury & Agency		$109	2.25%						$109	2.25%

Total		$109	2.25%						$109	2.25%

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Analysis of Loan Portfolio
The Company’s portfolio of loans held for investment totaled $445,147,000 at December 31, 2010 compared with $434,403,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multi family loans, increased 5.59% during 2010 to $153,512,000. Real estate mortgages increased $10,172,000 (5.62%). Growth has included a variety of loan and collateral types including residential real estate and real estate development.
Construction loans decreased $6,983,000 or 8.09%. The decline in construction loans resulted from the slower economy which reduced construction within the Bank’s primary market area and efforts by management to reduce its concentration levels in construction lending. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.
Consumer installment loans decreased $206,000. This category includes personal loans, auto loans and other loans to individuals. This category continues to suffer from strong competition by other providers of automobile financing. Credit card balances increased $415,000 to $2,771,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate — mortgage	$190,162	$180,990	$161,224	$141,836	$137,595
Real estate — construction	79,337	86,320	71,259	51,301	46,669
Consumer installment	19,043	19,247	22,792	18,772	15,990
Commercial	121,490	115,638	115,297	86,048	89,347
Agricultural	19,761	19,355	18,711	15,701	14,587
Multi-family residential	12,259	10,391	7,898	1,412	3,462
Credit cards	2,771	2,356	1,940	1,800	1,709
Other	324	106	112	310	102

Total Loans	$445,147	$434,403	$399,233	$317,180	$309,461

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2010:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total
Commercial and agricultural loans	$55,057	$33,404	$52,790	$141,251
Multi-family residential	7,383	2,233	2,643	12,259
Real Estate — mortgage	56,264	56,216	77,682	190,162
Real Estate — construction	75,047	1,632	2,658	79,337
Consumer — installment/other	14,390	4,961	2,787	22,138

Total	$208,141	$98,446	$138,560	$445,147

Loans with predetermined rates	19,481	9,611	34,699	63,791
Loans with variable or adjustable rates	188,660	88,835	103,861	381,356

Total	$208,141	$98,446	$138,560	$445,147

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Analysis of Loan Portfolio, continued
Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 96% of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.
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
Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 22% of the loans are secured by automobiles and trucks.
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
Prior to the recent recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property, however due to the slowing economy and declining real estate sales it is estimated that values actually have declined during 2009 and 2010. Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%. Approximately 89% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.
The Bank has identified loan concentrations of greater than 25% of capital in the following categories, multi-family properties and construction/development. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2010, there are no industry categories of loans that exceed 10% of total loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Nonaccrual and Past Due Loans
Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have had the original interest rate or repayment terms changed due to financial hardship. Nonperforming loans totaled $16,486,000 at December 31, 2010 compared to $7,653,000 at December 31, 2009. Approximately 90% of these past due loans are secured by real estate. Although management expects that there will be some loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment. As of December 31, 2010, the Company holds $1,513,000 of real estate which was acquired through foreclosure.
Although problem loans have increased approximately $8.2 million since December 31, 2009, most of the increase is limited to two large commercial relationships totaling approximately $6.7 million. One of these relationships is anticipated to be fully current by the end of March 2011. The other may be brought current by the borrower bringing another partner into the business. However at this point, that situation is questionable and we have begun the foreclosure process. No loss is anticipated on either of these relationships due an evaluation of the values of the properties that we hold as collateral.
The following is a summary of information pertaining to risk elements and impaired loans:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
Nonaccrual Loans:
Real Estate	$5,189	$4,456	$3,676	$4,814	$2,995
Commercial	1,656	2,490	1,394	951	261
Home Equity	715	983	356	381	250
Other	30	71	124	151

Loans past due 90 days or more:
Real Estate	3,021	1,112	1,146	1,010	3,475
Commercial	4,581	146	663	1,474	57
Home Equity	588	162	504	111	375
Other	54	75	69	84	240

Restructured loans:
Real Estate	267	267
Commercial	385	385

Total Nonperforming loans	$16,486	$10,147	$7,932	$8,976	$7,653

Nonperforming loans as a percentage of loans held for investment	3.70%	2.27%	1.78%	2.04%	1.76%

Net Charge Offs to Total Loans	.53%	.39%	.17%	.05%	.59%

Allowance for loan and lease losses to nonperforming loans	36.54%	54.77%	61.65%	50.25%	50.12%
Potential Problem Loans
Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2010, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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
The allowance for loan losses of $5,786,000 at December 31, 2010 is equal to 1.30% of total loans held for investment. This compares to an allowance of $3,836,000 (.88%) at December 31, 2009 and .55% at December 31, 2008. Management and the Board of Directors have made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio. While the overall level of the allowance remains below peer group averages, management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.
Loan losses, net of recoveries, totaled $2,350,000 in 2010 which is equivalent to .53% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .40%, compared to a 1.05% loss rate for its peer group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Loan Losses and the Allowance for Loan Losses, continued
A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$3,836	$2,189	$1,703	$1,791	$1,673
Provision charged to expenses	4,300	4,210	815	270	240
Loan losses:
Commercial	1,541	1,110	294	331	19
Installment	211	193	106	119	143
Real estate	731	1,336

Total loan losses	2,483	2,639	400	450	162

Recoveries:
Commercial	54	10	7	9	4
Installment	77	63	63	83	36
Real estate	2	3	1

Total recoveries	133	76	71	92	40

Net loan losses	(2,350)	(2,563)	(329)	(358)	(122)

Balance at end of period	$5,786	$3,836	$2,189	$1,703	$1,791

Allowance for loan losses as a
percentage of loans	1.30%	.88%	.55%	.54%	.58%

Net loan losses to loans outstanding	.53%	.59%	.08%	.11%	.04%
Refer to Note 6 for the allocation of the allowance for loan losses.
Deposits and Borrowings
The Bank recognized an increase in year-end deposits in 2010 of 1.05%. The average deposit balances and average rates paid for 2010, 2009 and 2008 were as follows:
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$56,328		$51,124		$49,557

Interest-bearing:
Interest Checking	$110,814	1.75%	$78,556	1.66%	$58,682	1.36%
Savings Accounts	35,666	.54%	32,650	.62%	30,073	.97%
Time Deposits:
CDARS	37,102	1.08%	28,667	1.55%	877	3.08%
$100,000 or more	83,669	1.34%	92,414	1.99%	59,949	3.18%
Less than $100,000	102,147	2.84%	97,315	4.12%	109,152	4.60%

Total Interest-bearing	369,398	1.77%	329,602	2.37%	258,733	3.11%

Total deposits	$425,726	1.54%	$380,726	2.05%	$308,290	2.61%

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Deposits and Borrowings, continued
This Discussion relates to table of Average balances on the previous page. Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $5,204,000 or 10.2% from $51,124,000 at December 31, 2009 to $56,328,000 at December 31, 2010. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $39,796,000 or 12.07% from $329,602,000 at December 31, 2009 to $369,398,000 at December 31, 2010. Total interest checking (including money market) account balances increased $32,258,000 or 41.06% from $78,556,000 at December 31, 2009 to $110,814,000 at December 31, 2010. Total savings account balances increased $3,016,000 or 9.24% from $32,650,000 at December 31, 2009 to $35,666,000 at December 31, 2010.
CDARS deposits increased $8,435,000 or 29.4% from $28,667,000 at December 31, 2009 to $37,102,000 at December 31, 2010. Time deposits increased $4,523,000 or 2.01% from $218,396,000 at December 31, 2009 to $222,919,000 at December 31, 2010. This is comprised of a decrease in certificates of deposit of $100,000 and more of $8,745,000 or 9.5% from $92,414,000 at December 31, 2009 to $83,669,000 at December 31, 2010, an increase in certificates of deposit of less than $100,000 of $4,832,000 or 5.0% from $97,315,000 at December 31, 2009 to $102,147,000 at December 31, 2010 and an increase in CDARs deposits of $8,435,000 or 29.42% from $28,667,000 at December 31, 2009 to $37,102,000 at December 31, 2010. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.
The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2010	2009
Less than 3 months	$6,426	$31,381
3 to 12 months	41,712	36,631
1 year to 5 years	31,922	31,318

Total	$80,060	$99,330

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) borrowings and the issue of Subordinated Debt. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank. See Note 10 Short Term Debt for short term borrowing disclosures.
Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Bank borrowed $11,250,000 in 2010 and $22,250,000 in 2009 in long term loans. Repayment of amortizing and fixed maturity loans through FHLB totaled $21,596,000 for the year. These loans carry an average rate of 3.12% at December 31, 2010.
Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2010
		One Year	Three Years
	Less than	Through	Through	More than
	One Year	Three Years	Five Years	Five Years	Total
FHLB Notes	$4,773	$2,155	$33,107	$5,000	$45,035
PVB Note	1,000	2,000	1,000		4,000
Securities sold under agreements to repurchase	5,355				5,355
Subordinated Debt				9,944	9,944

Total	$11,128	$4,155	$34,107	$14,944	$64,334

The $45,035,000 in outstanding FHLB advances is comprised of thirteen advances. Note 11 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Stockholder’s Equity
Total stockholders’ equity increased $3,227,000 or 8.27% in 2010. While net income totaled $3,741,000, noncontrolling interest net income totaled $63,000, sales of common stock totaled $196,000 and changes in other comprehensive income increased $260,000, capital was reduced by dividends ($1.033 million). As of December 31, 2010, book value per share was $18.31 compared to $16.99 as of December 31, 2009. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.
Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank, as well as the Company, is required to maintain these minimum capital levels. The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2010, the Company had Tier I capital of 9.77% of risk weighted assets and combined Tier I and II capital of 13.51% of risk weighted assets. Regulatory minimums at this date were 4% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.
In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2010, the Company reported a leverage ratio of 7.37%. The Bank’s leverage ratio was also substantially above the minimum.
Market Risk Management
Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin increased .07% in 2010 following a decrease of .19% in 2009. Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve has cut short term rates a total of 5.00% to a target of 0 to .25%.
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
Liquidity as of December 31, 2010 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Market Risk Management, continued
The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2010. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 17.87% of total earning assets, compared to 6.86% in 2009. Approximately 51.08% of rate sensitive assets and 38.80% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $5,639,000 during the year, while total earning assets increased $3,030,000. Growth in the loan portfolio was concentrated in real estate secured loans, including both amortizing residential and commercial loans which typically have an initial rate adjustment period of three to five years and construction loans which typically have a term of one year and a rate that floats with the prime rate. Short term liabilities decreased $50,050,000, while total interest bearing liabilities decreased $8,460,000. Due to the relatively flat yield curve, management has aggressively cut deposit rates and has lengthened the term on some of its fixed rate borrowings with the FHLB. These actions and the increase in interest bearing deposits (which are allocated based on FDICIA 305) have resulted in the increase in the positive GAP position in the one year time period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Market Risk Management, continued
The following GAP analysis shows the time frames as of December 31, 2010, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$161,566	$43,804	$213,484	$23,522	$	$442,376
Loans held for sale	23,764					23,764
Federal Funds Sold	16,338					16,338
Investments securities	55	6,202	2,112	3,671	3,315	15,355
Credit Cards	2,771					2,771
Interest bearing bank deposits	936	1,743	248			2,927

Total	205,430	51,749	215,844	27,193	3,315	503,531

Rate Sensitive Liabilities:
Interest bearing demand deposits		30,217	67,855	18,818		116,890
Savings		7,152	21,456	7,152		35,760
Certificates of deposit $100,000 and over	6,426	41,712	31,922			80,060
Other certificates of deposit	17,356	51,027	65,462			133,845

Total Deposits	23,782	130,108	186,695	25,970		366,555
Short-term debt	5,355					5,355
Long-term debt	5,023	2,905	36,107	14,944		58,979

Total	34,160	133,013	222,802	40,914		430,889

Discrete Gap	171,270	(81,264)	(6,958)	(13,721)	3,315	72,642
Cumulative Gap	171,270	90,006	83,048	69,327	72,642
As a % of Earning Assets	34.01%	17.87%	16.49%	13.77%	14.43%
•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from guidance contained in FDICIA 305.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Recent Accounting Pronouncements
In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.
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
In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.
In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
Quarterly Results (unaudited)
The table below lists the Company’s quarterly performance for the years ended December 31, 2010 and 2009:

	2010
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$7,086	$7,075	$6,902	$6,807	$27,870
Interest Expense	2,136	2,213	2,252	2,404	9,005

Net Interest Income	4,950	4,862	4,650	4,403	18,865
Provision for Loan Losses	1,200	1,300	900	900	4,300

Net Interest Income after Provision, For Loan Losses	3,750	3,562	3,750	3,503	14,565

Non-Interest Income	853	1,094	895	756	3,598
Non-Interest Expense	3,095	3,257	3,243	3,146	12,741

Income before taxes	1,508	1,399	1,402	1,113	5,422
Income Tax Expense	394	508	422	357	1,681

Net Income	$1,114	$891	$980	$756	$3,741

Net Income Per Share	$.48	$.39	$.43	$.33	$1.63

	2009
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$7,035	$6,761	$7,019	$6,701	$27,516
Interest Expense	2,458	2,475	2,548	2,701	10,182

Net Interest Income	4,577	4,286	4,471	4,000	17,334
Provision for Loan Losses	900	2,790	310	210	4,210

Net Interest Income after Provision For Loan Losses	3,677	1,496	4,161	3,790	13,124

Non-Interest Income	718	(101)	420	320	1,357
Non-Interest Expense	3,057	3,249	3,088	2,794	12,188

Income before taxes	1,338	(1,854)	1,493	1,316	2,293
Income Tax Expense	483	(978)	402	432	339

Net Income	$855	$(876)	$1,091	$884	$1,954

Net Income Per Share	$.36	$(.38)	$.48	$.39	$.85

Item 8. Financial Statements and Supplementary Information
F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks (notes 3 and 14)	$4,585,693	$5,314,285
Federal funds sold	16,338,229	18,326,000

Cash and cash equivalents	20,923,922	23,640,285

Interest bearing deposits (note 14)	2,926,978	64,971
Securities:
Held to maturity — fair value of $108,974 and $109,813 in 2010 and 2009, respectively (note 4)	108,974	109,813
Available for sale (note 4)	15,246,524	16,429,533
Other investments (note 4)	8,788,997	9,680,733
Loans held for sale	23,764,237	31,167,763
Loans held for investment (notes 5 and 14)	445,147,227	434,402,916
Less allowance for loan losses (note 6)	(5,785,633)	(3,835,698)

Net Loans Held for Investment	439,361,594	430,567,218

Other real estate owned (note 8)	1,513,199	525,897
Bank premises and equipment, net (note 7)	6,792,494	7,079,504
Interest receivable	2,001,226	2,037,612
Core deposit intangible (note 22)	45,771	321,932
Goodwill (note 22)	2,669,517	2,669,517
Bank owned life insurance (note 23)	6,883,248	6,593,081
Other assets	7,827,883	8,334,778

Total Assets	$538,854,564	$539,222,637

Liabilities
Deposits: (note 9)
Noninterest bearing	$58,497,146	$53,475,063
Interest bearing:
Demand	94,090,825	77,483,164
Money market accounts	22,798,543	23,230,861
Savings	35,759,634	34,228,965
Time deposits over $100,000	80,060,033	99,329,716
All other time deposits	133,844,576	132,895,542

Total Deposits	425,050,757	420,643,311

Short-term debt (note 10)	5,354,992	9,084,909
Accrued liabilities	7,240,003	7,396,233
Subordinated debt	9,944,000	2,715,000
Long-term debt (note 11)	49,035,464	60,380,702

Total Liabilities	496,625,216	500,220,155

Commitments and Contingencies (note 15)

Stockholders’ Equity (Note 21)
Common stock $5 par value, 6,000,000 shares authorized, 2,306,086 and 2,295,053 shares issued and outstanding for 2010 and 2009, respectively	11,530,430	11,475,265
Capital surplus
Retained earnings (note 18)	30,837,090	27,989,144
Noncontrolling interest	186,133	122,709
Accumulated other comprehensive income (loss)	(324,305)	(584,636)

Total Stockholders’ Equity	42,229,348	39,002,482

Total Liabilities and Stockholders’ Equity	$538,854,564	$539,222,637

     The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2010, 2009 and 2008

	2010	2009	2008
Interest and Dividend Income
Interest and fees on loans held for investment	$25,955,716	$25,393,347	$23,638,923
Interest on loans held for sale	1,300,373	1,169,228	238,249
Interest on deposits and federal funds sold	46,715	23,533	167,441
Interest on debt securities	369,932	697,982	970,523
Dividends on equity securities	197,737	231,838	529,268

Total Interest and Dividend Income	27,870,473	27,515,928	25,544,404

Interest Expense
Interest on demand deposits	1,939,352	1,306,439	798,137
Interest on savings deposits	190,838	202,027	293,461
Interest on time deposits over $100,000	1,120,415	1,551,360	1,906,538
Interest on all other time deposits	3,305,294	4,742,443	5,047,994

Total interest on deposits	6,555,899	7,802,269	8,046,130
Interest on short-term debt	28,485	77,818	456,398
Interest on long-term debt	2,421,159	2,302,246	1,995,514

Total Interest Expense	9,005,543	10,182,333	10,498,042

Net Interest Income	18,864,930	17,333,595	15,046,362

Provision for Loan losses (note 6)	4,300,000	4,210,000	815,000

Net Interest Income After
Provision for Loan Losses	14,564,930	13,123,595	14,231,362

Noninterest Income (Expenses)
Service charges on deposit accounts	1,193,081	1,292,965	1,356,494
Insurance and other commissions	548,828	476,734	271,078
Other operating income	1,260,900	1,086,890	1,193,991
Income on bank owned life insurance	336,727	330,756	336,459
Other than temporary impairment losses	(65,158)	(1,751,169)	(1,758,730)
Gain (loss) on the sale of securities (note 4)	413,970	(2,424)	78,173

Total Noninterest Income	3,688,348	1,433,752	1,477,465

Noninterest Expenses
Salaries	5,126,414	5,037,699	5,131,045
Employee benefits (note 13)	1,615,222	1,690,834	1,491,847
Occupancy expense	551,334	563,923	578,735
Equipment expense	590,822	592,075	564,410
Amortization of intangibles (notes 2 and 22)	275,942	275,942	275,942
FDIC insurance assessment	1,207,333	934,864	144,308
Other operating expenses	3,374,177	3,092,799	2,911,190

Total Noninterest Expenses	12,741,244	12,188,136	11,097,477

Income before Income Taxes	5,512,034	2,369,211	4,611,350

Income Tax Expense (note 12)	1,681,392	339,309	1,418,628

Consolidated Net Income	3,830,642	2,029,902	3,192,722

Net Income — Noncontrolling interest	(89,982)	(75,880)	11,294

Net Income-F & M Bank Corp.	$3,740,660	$1,954,022	$3,204,016

Per Share Data
Net Income	1.63	.85	1.38

Cash Dividends	.60	.84	.90

Average Common Shares Outstanding	2,299,294	2,291,845	2,318,998

     The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2010, 2009 and 2008

					Accumulated
					Other
					Comprehensive
	Common	Capital	Retained	Noncontrolling	Income
	Stock	Surplus	Earnings	Interest	(Loss)	Total
Balance December 31, 2007	$11,719,450		$28,409,273		$(964,042)	$39,164,681

Cumulative effect of initial adoption of EITF 06-4			(428,112)			(428,112)
Comprehensive Income:
Net income			3,204,016	(11,294)		3,192,722
Minority Interest Contributed Capital (Distributions)				58,123		58,123
Net change in other comprehensive income (note 2)					(1,912,214)	(1,912,214)
Total Comprehensive Income						1,338,631
Dividends on common stock			(2,083,015)			(2,083,015)
Stock issued (3,951 shares)	19,755	98,380				118,135
Stock repurchased (58,344 shares)	(291,720)	(98,380)	(1,415,417)			(1,805,517)

Balance December 31, 2008	11,447,485		27,686,745	46,829	(2,876,256)	36,304,803

Comprehensive Income:
Net income			1,954,022	75,880		2,029,902
Minority Interest Contributed Capital (Distributions)
Net change in other comprehensive income (note 2)					2,291,620	2,291,620

Total Comprehensive Income						4,321,522

Dividends on common stock			(1,742,637)			(1,742,637)
Stock issued (8,478 shares)	38,390		134,680			173,070
Stock repurchased (2,122 shares)	(10,610)		(43,666)			(54,276)

Balance December 31, 2009	11,475,265		27,989,144	122,709	(584,636)	39,002,482

Comprehensive Income:
Net income			3,740,660	89,982		3,830,642
Minority Interest Contributed Capital (Distributions)				(26,558)		(26,558)
Net change in other comprehensive income (note 2)					260,331	260,331

Total Comprehensive Income						4,064,415

Dividends on common stock			(1,033,632)			(1,033,632)
Stock issued (11,033 shares)	55,165		140,918			196,083

Balance December 31, 2010	$11,530,430		$30,837,090	$186,133	$(324,305)	$42,229,348

     The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$3,740,660	$1,954,022	$3,204,016
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
(Gain) loss on the sale of securities	(413,970)	2,424	(78,173)
Other than temporary impairment losses	65,158	1,751,169	1,758,730
Depreciation	635,706	654,401	630,314
Amortization (Accretion) of securities	50,031	27,383	(29,717)
Net decrease (increase) in loans held for sale	7,403,526	(27,387,476)	(3,780,287)
Provision for loan losses	4,300,000	4,210,000	815,000
Benefit for deferred taxes	(350,392)	(694,041)	(159,824)
(Increase) decrease in interest receivable	36,386	18,550	(124,187)
(Increase) decrease in other assets	710,961	(3,187,314)	(69,785)
Increase (decrease) in accrued expenses	233,194	(15,740)	538,980
Change in pension liability	38,002	852,683	(1,835,082)
Amortization of limited partnership investments	407,537	370,808	431,584
Gain on sale of other real estate owned	(49,828)
Amortization of intangibles	275,942	275,942	275,942
Gain on sale of property and equipment			(1,902)
Income from life insurance investment	(290,167)	(288,818)	(298,952)

Net Cash Provided by (Used in) Operating Activities	16,792,746	(21,456,007)	1,276,657

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	(2,862,007)	1,097,294	1,969,600
Purchase of securities held to maturity	(110,000)		—
Proceeds from maturities of securities held to maturity	110,062		—
Proceeds from maturities of securities available for sale	1,859,712	17,618,208	23,843,841
Proceeds from sales of securities available for sale	23,630,342	32,228	1,511,286
Purchases of securities available for sale	(23,149,597)	(12,724,664)	(22,654,078)
Net increase in loans held for investment	(15,912,135)	(38,259,840)	(82,381,163)
Purchase of property and equipment	(348,696)	(276,777)	(864,047)
Proceeds from sale of other real estate owned	1,880,285

Net Cash Used in Investing Activities	(14,902,034)	(32,513,551)	(78,574,561)

Cash Flows from Financing Activities
Net change in federal funds purchased			(2,932,000)
Net change in demand and savings deposits	22,728,095	46,713,540	8,147,063
Net change in time deposits	(18,320,649)	31,704,568	35,518,478
Net change in short-term debt	(3,729,917)	(11,425,378)	10,699,236
Dividends paid in cash	(1,364,449)	(1,932,332)	(2,103,775)
Proceeds from long-term debt	11,250,000	27,400,000	39,747,500
Proceeds for issuance of subordinated debt	7,229,000	2,715,000
Payments to repurchase common stock		(54,276)	(1,805,517)
Proceeds from issuance of common stock	196,083	173,071	118,135
Repayments of long-term debt	(22,595,238)	(32,350,131)	(4,130,953)

Net Cash Provided by (Used in) Financing Activities	(4,607,075)	62,944,062	83,258,167

Net Increase (Decrease) in Cash and Cash Equivalents	(2,716,363)	8,974,504	5,960,263

Cash and Cash Equivalents, Beginning of Year	23,640,285	14,665,781	8,705,518

Cash and Cash Equivalents, End of Year	$20,923,922	$23,640,285	$14,665,781

Supplemental Disclosure:
Cash paid for:

Interest expense	$10,394,986	$10,419,858	$10,646,216
Income taxes	720,000	720,000	950,000
Transfers from loans to other real estate owned	2,944,033	525,897
Transfers from other real estate owned to fixed assets	126,294
     The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
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
The following is a summary of the more significant policies:
Principles of Consolidation
The consolidated financial statements include the accounts of Farmers and Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. and VBS Mortgage, LLC, (net of minority interest). Significant inter-company accounts and transactions have been eliminated.
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
December 31, 2010 and 2009
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
Other Real Estate Owned (OREO)
As of December 31, 2010, we had $1.5 million classified as OREO on the balance sheet, compared to $.5 million as of December 31, 2009. The table in Note 7 reflects the OREO activity in 2010.
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
December 31, 2010 and 2009
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
Intangible Assets
Core deposit intangibles are amortized on a straight-line basis over ten years. Core deposit intangibles, net of amortization totaled $45,771 and $321,932 at December 31, 2010 and 2009, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.
Goodwill
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ASC 805, Business Combinations and ASC 350, Intangibles. ASC 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 became effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an impairment review on an annual basis and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.
Goodwill totaled $2,669,517 at December 31, 2010 and 2009. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2010, 2009 or 2008.
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
Advertising Costs
The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2010, 2009, and 2008 were $191,449, $223,762, and $295,214, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
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
The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
Changes in:
Net income	$3,830,642	$2,029,902	$3,192,722
Minority Interest Contributed Capital (Distributions)	(26,558)		58,123
Adjustment for initial adoption of ASC 325-960 funded status adjustment	(38,002)	852,683	(1,835,082)
Tax effect	12,921	(289,912)	623,928

Pension plan adjustment, net of tax	(25,081)	562,771	(1,211,154)

Unrealized holding gains (losses) on available-for-sale securities	781,254	865,875	(2,742,769)
Other than temporary impairment losses	65,158	1,751,169	1,758,730
Reclassification adjustment for (gains) losses realized in income	(413,970)	2,424	(78,173)

Net unrealized gains (losses)	432,442	2,619,468	(1,062,212)
Tax effect	147,030	890,619	(361,152)

Unrealized holding gain (losses), net of tax	285,412	1,728,849	(701,060)

Total other comprehensive income	$4,064,415	$4,321,522	$1,338,631

Earnings Per Share
Earnings per share are based on the weighted average number of shares outstanding. The Company had no potentially dilutive instruments during the three-year period ended December 31, 2010.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
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
Recent Accounting Pronouncements
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
NOTE 3 CASH AND DUE FROM BANKS:
The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2010 and 2009.
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U. S. Treasuries	$108,974	$	$	$108,974

December 31, 2009
U. S. Treasuries	$109,813	$—	$—	$109,813

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
The amortized cost and fair value of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Government sponsored enterprises	$7,997,077	$7,020	$3,415	$8,000,682
Mortgage-backed obligations of federal agencies	3,723,928	209,386	2,353	3,930,961
Marketable equities	2,642,833	710,857	38,809	3,314,881
Corporate bonds

Total Securities Available for Sale	$14,363,838	$927,263	$44,577	$15,246,524

December 31, 2009
Government sponsored enterprises	$5,975,816	$35,878	$	$6,011,694
Mortgage-backed obligations of federal agencies	5,895,747	277,032	2,439	6,170,340
Marketable equities	3,768,175	263,700	288,906	3,742,969
Corporate bonds	280,800	223,730		504,530

Total Securities Available for Sale	$15,920,538	$800,340	$291,345	$16,429,533

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$108,974	$108,974	$	$
Due after one year through five years			7,997,077	8,000,682
Due after five years			3,723,928	3,930,961

	108,974	108,974	11,721,005	11,931,643
Marketable equities			2,642,833	3,314,881

Total	$108,974	$108,974	$14,363,838	$15,246,524

There were no sales of debt securities during 2010, 2009, or 2008. Following is a table reflecting gains and losses on equity securities:

	2010	2009	2008
Gains	$506,379	$2,475	$244,181
Losses	(92,409)	(4,899)	(166,008)

Net Gains	$413,970	$(2,424)	$78,173

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $8,019,000 at December 31, 2010 and $15,229,000 at December 31, 2009.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 4 INVESTMENT SECURITIES (CONTINUED):
Other investments consist of investments in fourteen low-income housing and historic equity partnerships (carrying basis of $3,797,000), stock in the Federal Home Loan Bank (carrying basis of $4,059,000), and various other investments (carrying basis of $933,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2010. At December 31, 2010, the Company was committed to invest an additional $2,043,299 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.
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
A summary of these losses (in thousands) is as follows:

	Less than 12 Months			More than 12 Months				Total
	Fair		Unrealized	Fair		Unrealized		Fair	Unrealized
	Value		Losses	Value		Losses		Value	Losses
2010
Government sponsored enterprises		$2,004	$(4)	$		$		$2,004	$(4)
Mortgage backed obligations					260		(2)	260	(2)
Marketable equities					575		(39)	575	(39)

Total		$2,004	$(4)		$835		$(41)	$2,839	$(45)

2009
Government sponsored enterprises	$		$	$		$		$	$
Mortgage backed obligations					300		(2)	300	(2)
Marketable equities					1,891		(289)	1,891	(289)

Total	$		$		$2,191		$(291)	$2,191	$(291)

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
The Company recognized other-than-temporary impairment losses of $65,000, $1,751,000, and $1,759,000 in the carrying basis of its equity holdings in 2010, 2009, and 2008, respectively. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under ASC 320-10.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 5 LOANS:
Loans held for investment as of December 31:

	2010	2009
Real Estate
Construction	$79,336,716	$86,319,632
Mortgage	202,420,540	191,381,547
Commercial and agricultural	141,252,566	134,992,512
Installment	19,042,600	19,247,550
Credit cards	2,770,826	2,355,510
Other	323,979	106,165

Total	$445,147,227	$434,402,916

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $150,813,000 and $155,632,000 as of December 31, 2010 and 2009, respectively. During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.
The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Real Estate	$5,680	$5,680		$2,015	$84
Commerical	888	888		606	19
Home Equity	673	673		260	5
Other	247	247		292

Impaired loans with a valuation allowance
Real Estate	6,942	6,942	1,003	2,881	211
Commerical	1,149	1,149	161	5,013	17
Home Equity	439	439	118	333	11
Other	7	7	1	5	12

Total impaired loans	$16,025	$16,025	$1,283	$11,405	$359

The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.
As of December 31, 2009 there were $8,935,000 in impaired loans, of which $1,241,000 were impaired without a valuation allowance and $7,694,000 were impaired with a valuation allowance. The related allowance for impaired loans for 2009 was $986,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 5 LOANS (CONTINUED):
Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase up to $35,000,000 in residential mortgage loan participations from Gateway Bank. The loans purchased from Gateway are originated by a network of mortgage loan originators throughout the United States. A take out commitment is in place at the time the loans are purchased. The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to Gateway Bank. Typically loans for both VBS Mortgage and Gateway Bank are held on our books for approximately two weeks until purchased by the ultimate holder in the secondary market.
The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.
Loans held for sale as of December 31:

	2010	2009
Real Estate	$23,764,237	$31,167,763
NOTE 6 ALLOWANCE FOR LOAN LOSSES:
A summary of changes in the allowance for loan losses is shown in the following schedule:

	2010	2009	2008
Balance, beginning of year	$3,835,698	$2,189,261	$1,702,501
Provision charged to operating expenses	4,300,000	4,210,000	815,000
Loan recoveries	133,206	75,997	71,751
Loans charged off	(2,483,271)	(2,639,560)	(399,991)

Balance, end of year	$5,785,633	$3,835,698	$2,189,261

Percentage of loans held for investment	1.30%	.88%	.55%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):
Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands)

December 31, 2010	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786

Ending Balance:
Individually evaluated for impairment (specific reserve)	161	1,003	118		1		1,283

Ending Balance:
Collectively evaluated for impairment	1,563	811	289	59	110	1,671	4,503

Loans Receivable:
Ending balance	$153,511	$214,906	$54,593	$2,771	$19,366		$445,147

Ending balance:
Individually evaluated for impairment	$12,406	$16,806	$1,538		$1,099		$31,849

Ending Balance:
Collectively evaluated for impairment	$141,105	$198,100	$53,055	$2,771	$18,267		$413,298

Aging of Past Due Loans Receivable (in thousands)

			Greater than 90					Recorded Investment
			Days (excluding				Total Loan	> 90 Days &
	30-59 Days Past due	60-89 Days Past Due	non-accrual)	Total Past Due	Non-Accrual Loans	Current	Receivable	Accruing
Commercial	$756	$382	$4,581	$5,719	$1,656	$146,137	$153,512	$4,581
Real Estate	6,303	1,395	3,021	10,719	5,189	198,998	214,906	3,021
Home Equity	1,302	595	588	2,485	715	51,392	54,592	588
Credit Cards	19	6		25		2,746	2,771
Consumer	1,240	67	54	1,361	30	17,975	19,366	54

Total	$9,620	$2,445	$8,244	$20,309	$7,590	$417,248	$445,147	$8,244

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED)
CREDIT QUALITY INDICATORS
AS OF DECEMBER 31, 2010
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Real Estate	Commercial	Home Equity
Grade 1 — Minimal Risk	$69,231	$174,582
Grade 2 — Modest Risk	817,827	1,678,841	574,374
Grade 3 — Average Risk	30,041,586	16,254,057	7,942,935
Grade 4 — Acceptable Risk	107,027,580	77,472,242	37,848,295
Grade 5 — Marginally Acceptable	40,163,358	40,908,350	5,473,349
Grade 6 — Watch	16,785,371	7,781,021	904,542
Grade 7 — Substandard	19,718,886	8,639,726	1,849,301
Grade 8 — Doubtful	281,678	602,691
Total	$214,905,517	$153,511,510	$54,592,796
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,770,826	$19,311,799
Non performing		54,779
Total	$2,770,826	$19,366,578
NOTE 7 BANK PREMISES AND EQUIPMENT
Bank premises and equipment as of December 31 are summarized as follows:

	2010	2009
Land	$1,488,270	$1,145,204
Buildings and improvements	6,696,666	6,883,232
Furniture and equipment	5,064,375	4,964,684

	13,249,311	12,993,120
Less — accumulated depreciation	(6,456,817)	(5,913,616)

Net	$6,792,494	$7,079,504

Provisions for depreciation of $635,706 in 2010, $654,401 in 2009, and $630,314 in 2008 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 8 OTHER REAL ESTATE OWNED
The table below reflects OREO activity for 2010:
Other Real Estate Owned
(dollars in thousands)

Balance as of January 1, 2010	$525,897
Property acquired at foreclosure	2,961,064
Capital improvements on foreclosed property	32,817
Transfers to fixed assets	(126,294)
Sales of foreclosed properties	(1,880,285)
Valuation adjustments
Balance as of December 31, 2010	$1,513,199

NOTE 9 DEPOSITS:
The composition of deposits at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(in thousands)
Noninterest bearing demand deposits	$58,497,146	$53,475,063

Savings and interest bearing demand deposits:
Interest checking accounts	116,889,368	100,714,025
Savings accounts	35,759,634	34,228,965

Time Deposits:
Balances of less than $100,000	133,844,576	132,895,542
Balances of $100,000 and more	80,060,033	99,329,716

Total Deposits	$425,050,757	$420,643,311

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$115,660,783
2012	55,966,363
2013	14,233,557
2014	14,636,158
2015	13,407,748

Total	$213,904,609

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 10 SHORT-TERM DEBT:
Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate
2010
Short term note
Federal funds purchased	4,095,000		470,493	.55%
FHLB daily rate credit
Securities sold under agreements to repurchase	7,094,873	5,354,992	5,501,560	.48%	.48%

Totals		$5,354,992	$5,972,053	.52%	.48%

2009
Short term note	750,000		$400,000	5.00%
Federal funds purchased	14,924,000		1,369,148	.80%
FHLB daily rate credit	21,002,500	2,800,000	6,890,041	.49%	.36%
Securities sold under agreements to repurchase	9,895,231	6,284,909	6,090,608	.43%	.47%

Totals		$9,084,909	$14,749,797	.62%	.44%

2008
Short term note	1,000,000	750,000	437,500	5.00%	5.00%
Federal funds purchased	10,684,000		1,993,844	2.18%
FHLB daily rate credit	35,000,000	12,252,500	12,366,810	2.15%	.70%
Securities sold under agreements to repurchase	10,005,446	7,507,787	8,886,829	1.61%	.59%

Totals		$20,510,287	$23,684,983	2.00%	.75%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.
As of December 31, 2010, the Company had lines of credit with correspondent banks totaling $15,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 11 LONG-TERM DEBT:
New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $11,250,000 in 2010, $22,250,000 in 2009, and $34,747,000 in 2008. The interest rates on the notes payable are fixed at the time of the advance and range from 2.07% to 4.82%; the weighted average interest rate was 3.12% and 3.23% at December 31, 2010 and 2009, respectively. The balance of these obligations at December 31, 2010 was $45,035,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.
In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton Bank line of credit which was used for general corporate purposes, as a five year, fixed rate, amortizing loan at 6%. The repayment terms include quarterly payments of $250,000 plus interest beginning in February 2010. The balance of this line of credit at December 31, 2010 was $4,000,000.
In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the ten year note. As of December 31, 2010 the balance outstanding was $9,944,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio.
The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings, the Page Valley Bank Loan and Subordinated debt agreements, as of December 31, 2010 are as follows:

2011	$3,928,571
2012	17,892,857
2013	17,214,286
2014	9,999,750
Thereafter	9,944,000

Total	$58,979,464

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 12 INCOME TAX EXPENSE:
The components of the income tax expense are as follows:

	2010	2009	2008
Current expense
Federal	$2,031,784	$1,033,350	$1,578,452
Deferred benefit
Federal	(415,964)	(678,041)	(140,074)
State	65,572	(16,000)	(19,750)

Total Income Tax Expense	$1,681,392	$339,309	$1,418,628

Amounts in above arising from gains
(losses) on security transactions	$56,094	$(550,660)	$(402,807)

The deferred tax effects of temporary differences are as follows:

	2010	2009	2008
LIH Partnership Losses	(15,658)	(21,505)	(32,850)
Securities impairment	50,239	(549,836)	(378,759)
Local & Historic State Credits Recognized	65,572	(16,000)	(19,750)
Provision for loan losses	(529,905)	(404,016)	(165,498)
Non-qualified deferred compensation	(32,669)	30,072	(4,460)
Depreciation	(53,330)	48,163	143,858
Core deposit intangible amortization	(33,113)	(33,113)	(33,113)
Pension expense	243,639	190,722	269,154
Goodwill tax amortization	61,424	61,424	61,424
Secondary accrual on nonaccrual loans	(106,695)
Other	104	48	170

Deferred Income Tax Expense (Benefit)	$(350,392)	$(694,041)	$(159,824)

The components of the deferred taxes as of December 31 are as follows:

Deferred Tax Assets:	2010	2009
Allowance for loan losses	$1,524,022	$994,117
Split Dollar Life Insurance	4,892	4,892
Nonqualified deferred compensation	378,152	345,483
Secondary accrual on nonaccrual loans	106,693
Securities impairment	1,118,078	1,179,426
Core deposit amortization	298,019	264,906
State historic tax credits	116,332	292,184
Securities available for sale	(129,337)	(34,260)
Bank owned life insurance	497,012	484,091
Other	906	977

Total Assets	$3,914,769	$3,531,816

Deferred Tax Liabilities:	2010	2009
Unearned low income housing credits	$723,315	$762,373
Depreciation	268,780	322,110
Pension	1,010,413	766,774
Goodwill tax amortization	604,003	542,578
Securities available for sale	71,617	105,560
Other	52,002	51,628

Total Liabilities	2,730,130	2,551,023

Deferred Tax Asset (Liability)	$1,184,639	$980,793

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 12 INCOME TAX EXPENSE (CONTINUED):
The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2010	2009	2008
Tax expense at federal statutory rates	$1,843,498	$779,734	$1,571,699
Increases (decreases) in taxes resulting from:
State income taxes, net	3,372	3,514	4,497
Partially exempt income	(74,495)	(64,592)	(19,524)
Tax-exempt income	(154,571)	(157,454)	(170,210)
Prior year LIH credits	121,569	(27,521)	(27,356)
Other	(57,981)	(194,372)	59,522

Total Income Tax Expense	$1,681,392	$339,309	$1,418,628

NOTE 13 EMPLOYEE BENEFITS:
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
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2010, 2009 and 2008:

	2010	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$5,311,851	$4,582,997	$4,111,188
Service cost	387,915	358,799	402,976
Interest cost	317,001	273,333	320,270
Actuarial gain (loss)	326,634	110,390	46,725
Benefits paid	(485,118)	(13,668)	(298,162)

Benefit obligation, ending	$5,858,283	$5,311,851	$4,582,997

Change in Plan Assets
Fair value of plan assets, beginning	$5,092,910	$3,948,698	$4,072,435
Actual return on plan assets	710,128	1,157,880	(1,325,575)
Employer contribution	1,000,000		1,500,000
Benefits paid	(485,118)	(13,668)	(298,162)

Fair value of plan assets, ending	6,317,920	5,092,910	3,948,698

Funded status at the end of the year	$459,637	$(218,941)	$(634,299)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 20, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 13 EMPLOYEE BENEFITS (CONTINUED):

	2010	2009	2008
Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$1,921,434	$1,204,854	$1,642,179
Unfunded pension benefit obligation under ASC 325-960	(1,461,797)	(1,423,795)	(2,276,478)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(1,602,882)	$(1,570,180)	$(2,428,163)
Prior service cost	141,085	146,385	151,685
Net obligation at transition
Amount recognized	(1,461,797)	(1,423,795)	(2,276,478)
Deferred Taxes	497,012	484,091	774,003

Amount recognized in accumulated
comprehensive income	$(964,785)	$(939,704)	$(1,502,475)

(Accrued) Prepaid benefit detail
Benefit obligation	$(5,858,283)	$(5,311,851)	$(4,582,997)
Fair value of assets	6,317,920	5,092,910	3,948,698
Unrecognized net actuarial loss	1,602,882	1,570,180	2,428,163
Unrecognized transition obligation			—
Unrecognized prior service cost	(141,085)	(146,385)	(151,685)

Prepaid (accrued) benefits	$1,921,434	$1,204,854	$1,642,179

Components of net periodic benefit cost
Service cost	$387,915	$358,799	$322,381
Interest cost	317,001	273,333	256,216
Expected return on plan assets	(481,706)	(313,710)	(376,713)
Amortization of prior service cost	(5,300)	(5,300)	(5,300)
Amortization of transition obligation			—
Recognized net actuarial (gain) loss	65,510	124,203	11,787

Net periodic benefit cost	$283,420	$437,325	$208,371

Additional disclosure information
Accumulated benefit obligation	$4,025,608	$3,538,352	$2,977,671
Vested benefit obligation	$3,809,484	$3,398,034	$2,871,201
Discount rate used for net pension cost	5.50%	6.00%	6.25%
Discount rate used for disclosure	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Average remaining service (years)	15	16	16
Funding Policy
It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2011 contribution will be $1,000,000 and pension cost for 2011 will be approximately $319,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 13 EMPLOYEE BENEFITS (CONTINUED):
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
Asset Allocation
The following table provides the pension plan’s asset allocation as of December 31:

	2010	2009
Mutual funds — equity	62%	61%
Mutual funds —fixed income	38%	38%
Cash and equivalents	0%	1%
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
Estimated Future Benefit Payments

2011	$25,441
2012	49,177
2013	75,158
2014	153,724
2015	175,299
2016-2020	1,332,976

$1,811,775

Employee Stock Ownership Plan (ESOP)
The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $270,000 in 2010, $180,000 in 2009, and $275,000 in 2008 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 132,845 and 123,908 at December 31, 2010 and 2009, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 13 EMPLOYEE BENEFITS (CONTINUED):
401K Plan
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the bank is 100% after two years of service. Contributions under the plan amounted to $145,882, $142,853 and $116,422 in 2010, 2009 and 2008, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $60,000 in 2010 and 2008. Due to the level of earnings, the Company did not contribute to the plan in 2009.
NOTE 14 CONCENTRATIONS OF CREDIT:
The Company had cash deposits in other commercial banks totaling $2,374,947 and $3,062,630 at December 31, 2010 and 2009, respectively.
The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness economic sector, specifically the poultry industry for which loans outstanding total $15,190,000. Other identified loan concentration areas greater than 25% of capital include multi-family and construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 89% of the loan portfolio is secured by real estate.
NOTE 15 COMMITMENTS:
The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2010	2009
Commitments to loan money	$91,198,417	$83,081,156
Standby letters of credit	1,650,272	1,108,419
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 15 COMMITMENTS (CONTINUED):
The Bank leases three of its branch offices on long term lease arrangements of either five or ten years. Lease expense for 2010, 2009 and 2008 were $71,760, respectively. As of December 31, 2010, the required lease payments for the next five years are as follows:

2011	$77,760
2012	77,760
2013	77,760
2014	62,640
2015	48,600
NOTE 16 ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
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
At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2010	2009
Notional amount	$125,787	$497,691
Fair market value of contracts	10,831	13,295

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 17 TRANSACTIONS WITH RELATED PARTIES:
During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.
Loan transactions with related parties are shown in the following schedule:

	2010	2009
Total loans, beginning of year	$6,724,423	$7,246,384
New loans	2,606,355	1,271,666
Relationship Change	1,548,727
Repayments	(3,283,636)	(1,793,627)

Total loans, end of year	$7,595,869	$6,724,423

NOTE 18 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2011, approximately $3,422,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $920,000 in 2010, $2,428,000 in 2009 and $2,559,000 in 2008.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 19 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
ASC 825 “Financial Intruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$4,586	$4,586	$5,314	$5,314
Interest bearing deposits	2,927	2,927	65	65
Federal funds sold	16,338	16,338	18,326	18,326
Securities available for sale	15,247	15,247	16,430	16,430
Securities held to maturity	109	109	110	110
Other investments	8,789	8,789	9,681	9,681
Loans	475,166	445,147	481,967	434,403
Loan held for sale	23,764	23,764	31,168	31,168
Bank owned life insurance	6,883	6,883	6,593	6,593
Accrued interest receivable	2,001	2,001	2,038	2,038

Financial Liabilities
Demand Deposits:
Non-interest bearing	58,497	58,497	53,475	53,475
Interest bearing	116,889	116,889	100,714	100,714
Savings deposits	35,760	35,760	34,229	34,229
Time deposits	216,199	213,905	234,032	232,225
Short-term debt	5,355	5,355	9,085	9,085
Subordinated debt	9,944	9,944	2,715	2,715
Long-term debt	51,566	49,035	61,216	60,381
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
December 31, 2010 and 2009
NOTE 20 FAIR VALUE MEASUREMENTS
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
Loans Held for Sale: Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan. These loans are generally repurchased within 15 days. Because of the short-term nature and fixed repurchased price, the book value of these loans approximates fair value.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$8,001		$8,001
Mortgage-backed obligations of federal agencies	3,931		3,931
Marketable Equities	3,315	3,315
Investment securities available for sale	15,247	3,315	11,932

Total assets at fair value	$15,247	$3,315	$11,932

Total liabilities at fair value

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 20 FAIR VALUE MEASUREMENTS, CONTINUED

December 31, 2009	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$6,012		$6,012
Mortgage-backed obligations of federal agencies	6,170		6,170
Marketable Equities	3,743	3,743
Corporate Bonds	505	505	—

Investment securities available for sale	16,430	4,248	12,182

Total assets at fair value	$16,430	4,248	$12,182

Total liabilities at fair value
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)
The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$23,764		$23,764
Other Real Estate Owned	1,513		1,513

Real Estate	5,938		5,938
Commercial	988		988
Consumer	7		7
Home Equity	321		321

Impaired loans	7,254		7,254

Total assets at fair value	$32,531		$32,531

Total liabilities at fair value

December 31, 2009	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$31,168		$31,168
Other Real Estate Owned	526		526

Real Estate	1,123		1,123
Commercial	5,585		5,585
Consumer
Impaired loans	6,708		6,708

Total assets at fair value	$38,402		$38,402

Total liabilities at fair value
There were no significant transfers between levels 1 and 2.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 21 REGULATORY MATTERS:
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
Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2010, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
As of the most recent notification from the Federal Reserve Bank Report of Examination (which was as of January 12, 2009), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2010	2009	2008	Capitalized	Capitalized
Tier1 capital:
Common stock	$11,530	$11,476	$11,447
Capital surplus
Retained earnings	30,837	27,989	27,687
Intangible assets	(2,716)	(2,992)	(3,268)
Accumulated other comprehensive income	502	150	(1,614)

Total Tier 1 Capital	$40,153	$36,623	$34,252
Tier 2 capital:
Qualifying subordinated debt	$9,944	$2,715
Allowance for loan losses	5,146	3,836	2,189
Unrealized gains on AFS equity securities	302	150

Total risked based capital	$55,545	$43,324	$36,441

Risk-weighted assets	$411,065	$420,379	$362,851
Capital ratios:
Total risk-based ratio	13.51%	10.65%	10.00%	8.00%	10.00%
Tier 1 risk-based ratio	9.77%	9.01%	9.44%	4.00%	6.00%
Total assets leverage ratio	7.37%	7.08%	7.64%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 21 REGULATORY MATTERS CONTINUED:
The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2010	2009	2008	Capitalized	Capitalized
Tier1 capital:
Common stock	$500	$500	$500
Capital surplus	18,971	18,971	15,550
Retained earnings	24,336	21,290	20,915
Intangible assets	(2,716)	(2,992)	(3,237)
Accumulated other comprehensive income	251	84	(1)

Total Tier 1 Capital	$41,342	$37,853	$33,727
Tier 2 capital:
Qualifying subordinated debt	$9,944	$2,715
Allowance for loan losses	5,107	3,836	2,168
Unrealized gains on AFS securities	131	84

Total risked based capital	$56,524	$44,488	$35,895

Risk-weighted assets	$407,902	$415,802	$356,375
Capital ratios:
Total risk-based ratio	13.86%	10.70%	10.07%	8.00%	10.00%
Tier 1 risk-based ratio	10.14%	9.10%	9.46%	4.00%	6.00%
Total assets leverage ratio	7.64%	7.32%	7.53%	3.00%	5.00%
NOTE 22 INTANGIBLES:
Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $2,833,476 and $2,638,677, respectively at the acquisition date. Amortization expense for the years ending December 31, 2010, 2009 and 2008 was $276,000 in each year.
NOTE 23 INVESTMENT IN LIFE INSURANCE CONTRACTS
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and cash equivalents	$279,671	$174,950
Investment in subsidiaries	43,231,596	40,109,958
Securities available for sale	2,340,897	3,347,452
Limited partnership investments	228,826	1,814,800
Deferred income taxes	326,527	592,604
Other assets	211,442	61,839

Total Assets	$46,618,959	$46,101,603

Liabilities
Long term debt	$3,999,750	$6,389,650
Accrued interest payable	19,808	57,129
Other liabilities	264,748	44,882
Dividends payable		345,731
Due to subsidiaries	18,000	18,000
Demand obligations for low income
housing investment	273,438	366,438

Total Liabilities	4,575,744	7,221,830

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000 shares authorized, 2,306,086 and 2,295,053 shares issued and outstanding for 2010 and 2009, respectively	$11,530,430	$11,475,265
Capital surplus
Retained earnings	30,837,090	27,989,144
Accumulated other comprehensive income (loss)	(324,305)	(584,636)

Total Stockholders’ Equity	42,043,215	38,879,773

Total Liabilities and Stockholders’ Equity	$46,618,959	$46,101,603

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Net Income and Retained Earnings
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Dividends from affiliate	$920,000	$2,428,000	$2,809,000
Investment income		101	465
Dividend income	126,838	169,966	324,219
Interest Income			64,777
Other than temporary impairment losses	(65,158)	(1,617,165)	(1,206,581)
Security gains (losses)	230,140	(2,424)	21,855
Net limited partnership income	11,941	192,597	101,518

Total Income	1,223,761	1,171,075	2,115,253

Expenses
Interest expense	265,581	233,627	219,492
Administrative expenses	216,854	211,294	182,285

Total Expenses	482,435	444,921	401,777

Net income before income tax expense (benefit) and undistributed subsidiary net income	741,326	726,154	1,713,476

Income Tax Expense (Benefit)	46,532	(824,542)	(430,706)

Income before undistributed subsidiary net income	694,794	1,550,696	2,144,182

Undistributed subsidiary net income	3,045,866	403,326	1,059,834

Net Income	$3,740,660	$1,954,022	$3,204,016

Retained earnings, beginning of year	$27,989,144	$27,686,745	$28,409,273
Adoption of FAS 106			(428,112)
Stock issuance	140,918	134,680	—
Stock repurchase		(43,666)	(1,415,417)
Dividends on common stock	(1,033,632)	(1,742,637)	(2,083,015)

Retained Earnings, End of Year	$30,837,090	$27,989,144	$27,686,745

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$3,740,660	$1,954,022	$3,204,016
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(3,045,866)	(403,326)	(1,059,834)
Gain (Loss) on sale of securities	(230,140)	2,424	(21,855)
Other than temporary impairment losses	65,158	1,617,165	1,206,581
Deferred tax (benefit) expense	(106,056)	(276,118)	(1,269)
Increase (decrease) in other assets	155,532	(510,937)	144,130
Increase (decrease) in other liabilities	74,631	261,568	97,407
Net change in deferred tax credits	(28,080)	(20,235)	15,931
Amortization of limited partnership investments	98,497	354,108	431,584

Net Cash Provided by Operating Activities	$724,336	$2,978,671	$4,016,691

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,543,261	$32,228	$1,511,286
Proceeds from maturities of securities available for sale	1,487,477	656,250
Change in loans receivable			1,089,167
Purchase of securities available for sale	(92,087)	(253,222)	(962,408)
Capital contributed to subsidiary			(5,500,000)

Net Cash Provided by (Used in) Investing Activities	$2,938,651	$435,256	$(3,861,955)

Cash Flows from Financing Activities
Proceeds of long-term debt	$7,229,000	$5,150,000	$5,650,000
Payments on long-term debt	(9,618,900)	(6,019,706)	(2,626,540)
Change in short term debt		(750,000)	750,000
Payments to repurchase common stock		(54,276)	(1,805,517)
Proceeds from issuance of common stock	196,083	173,071	118,135
Dividends paid in cash	(1,364,449)	(1,932,332)	(2,103,775)

Net Cash Used in Financing Activities	(3,558,266)	$(3,433,243)	$(17,697)

Net Increase (decreases) in Cash and Cash Equivalents	104,721	(19,316)	137,039

Cash and Cash Equivalents, Beginning of Year	$174,950	$194,266	$57,227

Cash and Cash Equivalents, End of Year	$279,671	$174,950	$194,266

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 25 INVESTMENT IN VBS MORTGAGE, LLC
On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2010 and 2009, VBS’ summarized balance sheet and income statement were as follows:
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and cash equivalents	$392,707	$382,601
Interest bearing deposits with banks	150,549
Property and equipment, net	41,867	36,688
Other Assets	222,330	127,448

Total Assets	$807,453	$546,737

Liabilities
Other liabilities	187,008	137,707

Total Liabilities	187,008	137,707

Equity
Capital	131,108	219,634
Retained earnings	489,337	189,396

Total Equity	620,445	409,030

Total Liabilities and Equity	$807,453	$546,737

Statements of Income
For the years ended December 31, 2010 and 2009

	2010	2009
Income
Mortgage origination income	$1,839,289	$1,740,801
Other income	147	5,933

Total Income	1,839,436	1,746,734

Expenses
Interest expense		6
Salaries and employee benefits	937,007	775,521
Occupancy and equipment expense	120,503	111,583
Management and professional fees	330,224	382,076
Other	151,761	224,615

Total Expenses	1,539,495	1,493,801

Net income (loss)	$299,941	$252,933

Report of Independent Registered Public Accounting Firm
To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia
We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
Galax, Virginia
March 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d — 15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, F&M’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders to be held May 14, 2011 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following financial statements are filed as a part of this report:
(a)(1) Financial Statements
The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 33 thru 67:

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
F & M Bank Corp.
(Registrant)

By:	/s/ Dean W. Withers	March 24, 2011

	Dean W. Withers	Date
Director, President and Chief Executive Officer

By:	/s/ Neil W. Hayslett	March 24, 2011

	Neil W. Hayslett	Date
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas L. Cline	Director, Chairman	March 24, 2011

Thomas L. Cline

	Director	March 24, 2011

John N. Crist

/s/ Ellen R. Fitzwater	Director	March 24, 2011

Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 24, 2011

Daniel J. Harshman

	Director	March 25, 2011

Richard S. Myers

	Director	March 24, 2011

Michael W. Pugh

/s/ Christopher S. Runion	Director	March 24, 2011

Christopher S. Runion

	Director	March 24, 2011

Ronald E. Wampler