Form 10-Q
period 2011-03-31
F&M BANK CORP
filed 2011-05-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011

Common Stock, par value - $5	2,487,572 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Interest and fees on loans held for investment	$6,369	$6,473
Interest and fees on loans held for sale	97	155
Interest on federal funds sold	18	13
Interest on interest bearing deposits	8	5
Dividends on equity securities	34	48
Interest on debt securities	67	113

Total interest income	6,593	6,807

Interest expense
Interest on demand deposits	431	458
Interest on savings accounts	47	46
Interest on time deposits over $100,000	300	416
Interest on time deposits	627	848

Total interest on deposits	1,405	1,768
Interest on short-term debt	5	7
Interest on long-term debt	622	629

Total Interest Expense	2,032	2,404

Net interest income	4,561	4,403

Provision for loan losses	1,100	900

Net interest income after provision for loan losses	3,461	3,503

Noninterest income
Service charges	240	305
Insurance and other commissions	72	81
Other	392	270
Income on bank owned life insurance	87	73
Gain on the sale of securities	—	30

Total noninterest income	791	759

Noninterest expense
Salaries	1,325	1,317
Employee benefits	446	420
Occupancy expense	135	148
Equipment expense	149	146
Intangible amortization	46	69
FDIC insurance assessment	283	282
Other	888	764

Total noninterest expense	3,272	3,146

Income before income taxes	980	1,116
Income tax expense	295	357

Consolidated net income	685	759
Net (income) loss — Noncontrolling interest	1	(3)

Net Income — F & M Bank Corp	$686	$756

Per share data
Net income	$.29	$.33
Cash dividends	$.15	$.15
Weighted average shares outstanding	2,326,848	2,295,643
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,840	$4,586
Federal funds sold	17,520	16,338

Cash and cash equivalents	23,360	20,924
Interest bearing deposits in banks	2,673	2,927
Securities:
Held to maturity — fair value of $109,000 in 2011 and 2010 (note 2)	109	109
Available for sale (note 2)	17,026	15,247
Other investments	8,673	8,789
Loans held for sale	23,683	23,764
Loans held for investment (note 3)	452,731	445,147
Less allowance for loan losses (note 4)	(6,095)	(5,786)

Net loans held for investment	446,636	439,361

Other real estate owned	2,765	1,513
Bank premises and equipment, net	6,490	6,792
Interest receivable	1,682	2,001
Core deposit intangible	—	46
Goodwill	2,670	2,670
Bank owned life insurance	6,956	6,883
Other assets	8,572	7,829

Total assets	$551,295	$538,855

Liabilities
Deposits:
Noninterest bearing	$63,754	$58,497
Interest bearing:
Demand	97,843	94,091
Money market accounts	22,690	22,798
Savings	37,653	35,760
Time deposits over $100,000	78,914	80,060
All other time deposits	135,853	133,845

Total deposits	436,707	425,051

Short-term debt	5,148	5,355
Accrued liabilities	6,238	7,241
Subordinated debt	10,191	9,944
Long-term debt	48,012	49,035

Total liabilities	506,296	496,626

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 2,487,197 and 2,306,086 shares issued and outstanding in 2011 and 2010, respectively	12,436	11,530
Retained earnings	32,622	30,837
Noncontrolling interest	154	186
Accumulated other comprehensive income (loss)	(213)	(324)

Total stockholders’ equity	44,999	42,229
Total liabilities and stockholders’ equity	$551,295	$538,855

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$686	$756
Net change — Noncontrolling interest	(32)	(23)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157	163
Amortization (accretion) of security premiums (discounts), net	16	15
Net (increase) decrease in loans held for sale	81	9,015
Provision for loan losses	1,100	900
Intangible amortization	46	69
(Increase) decrease in interest receivable	319	127
(Increase) decrease in other assets	(1,061)	(1,362)
Gain on sale of fixed assets	(83)	—
Increase (decrease) in accrued expenses	(797)	375
Gain on security transactions	—	(30)
Amortization of limited partnership investments	116	103
Income from life insurance investment	(73)	(71)

Net adjustments	(179)	9,281

Net cash provided by operating activities	475	10,037

Cash flows from investing activities
Purchase of investments available for sale	(6,044)	(7,048)
Proceeds from sales of investments available for sale	—	853
Proceeds from maturity of investments available for sale	4,402	6,677
Net increase in loans held for investment	(11,059)	(7,096)
Proceeds from the sale of other real estate owned	1,433	—
Proceeds from the sale of fixed assets	270	—
Purchase of property and equipment	(41)	(28)
Net (increase) decrease in interest bearing bank deposits	254	(5,145)

Net cash used in investing activities	(10,785)	(11,787)

Cash flows from financing activities
Net change in demand and savings deposits	10,793	6,844
Net change in time deposits	862	(11,191)
Net change in short-term debt	(207)	(4,565)
Cash dividends paid	(328)	(332)
Proceeds from rights offering	2,381	—
Proceeds from issuance of common stock	22	31
Proceeds of long-term debt	247	7,250
Repayment of long-term debt	(1,024)	(7,433)

Net cash provided (used) by financing activities	12,746	(9,396)

Net Increase (Decrease) in Cash and Cash Equivalents	2,436	(11,146)

Cash and cash equivalents, beginning of period	20,924	23,640

Cash and cash equivalents, end of period	$23,360	$12,494

Supplemental disclosure
Cash paid for:
Interest expense	$2,014	$7,753
Income taxes	—	—
Transfers from loans to Other Real Estate Owned	2,685	939
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$42,229	$39,002

Comprehensive income
Net income — F & M Bank Corp	686	756
Net income — Noncontrolling interest	(1)	3
Minority Interest Contributed Capital (Distributions)	(31)	(26)
Prepaid pension adjustment	(52)	—
Net change in unrealized appreciation on securities available for sale, net of taxes	111	485

Total comprehensive income	713	1,218

Issuance of common stock	22	31
Issuance of common stock — rights offering	2,381	—
Dividends declared	(346)	(344)

Balance, end of period	$44,999	$39,907

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles
     The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and the results of operations for the three month periods ended March 31, 2011 and March 31, 2010. The notes included herein should be read in conjunction with the notes to financial statements included in the 2010 annual report to stockholders of F & M Bank Corp.
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
     The components of comprehensive income and related tax effects are as follows:

	March 31,	March 31,
	2011	2010
Changes in:

Net Income:
Net Income — F & M Bank Corp	$686	$756
Net Income — Noncontrolling Interest	(1)	3
Minority Interest Contributed Capital (Distributions)	(31)	(26)

	654	733

Prepaid pension adjustment	(52)	—

Unrealized holding gains on available-for-sale securities:	168	765
Reclassification adjustment for gains realized in income	—	(30)

Net unrealized gains	168	735
Tax effect	57	250

Unrealized holding gain, net of tax	111	485

Comprehensive income	$713	$1,218

Subsequent Events
     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 1. Accounting Principles, continued
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

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities
     The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$109	$109	$109	$109

Total	$109	$109	$109	$109

	March 31, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$10,001	$—	$17	$9,984
Equity securities	2,666	889	36	3,519
Mortgage-backed securities	3,322	204	3	3,523

Total	$15,989	$1,093	$56	$17,026

	December 31, 2010
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,997	$7	$3	$8,001
Equity securities	2,643	711	39	3,315
Mortgage-backed securities	3,724	209	2	3,931

Total	$14,364	$927	$44	$15,247

     The amortized cost and fair value of securities at March 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$109	$109	$255	$253
Due after one year through five years	—	—	10,001	9,984
Due after five years	—	—	3,067	3,270

	109	109	13,323	13,507

Marketable equities	—	—	2,666	3,519

Total	$109	$109	$15,989	$17,026

     There were no sales of debt securities during the three month periods ending March 31, 2011 and 2010. Following is a table reflecting gains and losses on sales of equity securities:

	Three Months Ended
	March 31, 2011	March 31, 2010
Gains	$—	$114
Losses	—	(84)

Net Gains	$—	$30

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
Securities Impairment
     The Company follows the guidance in ASC 320-10 and Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature. This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:
•	The length of time of impairment;

•	The extent of the impairment relative to the cost of the investment;

•	Recent volatility in the market value of the investment;

•	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or

•	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.
     The following description provides our policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI):
•	We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.

•	For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

•	The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

•	Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. These factors are only considered when the declines in value are not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

•	OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

•	Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recovery, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.

•	Declines determined to be other than temporary are charged to operations; there were none for the quarters ended March 31, 2011 or March 31, 2010.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 2. Investment Securities, continued
     The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Government sponsored Enterprises	$3,976	$(17)	$—	$—	$3,976	$(17)
Mortgage backed Obligations	—	—	253	(3)	253	(3)
Marketable equities	129	(36)	—	—	129	(36)

Total	$4,105	$(53)	$253	$(3)	$4,358	$(56)

December 31, 2010
Government sponsored Enterprises	$2,004	$(3)	$—	$—	$2,004	$(3)
Mortgage backed Obligations	—	—	260	(2)	260	(2)
Marketable equities	—	—	575	(39)	575	(39)

Total	$2,004	$(3)	$835	$(41)	$2,839	$(44)

Note 3. Loans Held for Investment
     Loans outstanding at March 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Real Estate
Construction	$74,047	$79,337
Residential	204,008	202,420
Commercial and agricultural	153,869	141,253
Consumer loans to individuals	18,127	19,042
Credit cards	2,639	2,771
Other	41	324

Total	$452,731	$445,147

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 3. Loans Held for Investment, continued
The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance
Real Estate	$5,302	$5,302	$—	$5,491	$49
Commerical	2,177	2,177	—	1,533	5
Home Equity	1,122	1,122	—	898	11
Other	202	202	—	225	3

	8,803	8,803	—	8,147	68

Impaired loans with a valuation allowance
Real Estate	5,952	5,952	711	6,447	42
Commerical	305	305	72	727	—
Home Equity	305	305	109	372	—
Other	1,057	1,057	521	532	—

	7,619	7,619	1,413	8,078	42

Total impaired loans	$16,422	$16,422	$1,413	$16,225	$110

     The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance
Real Estate	$5,680	$5,680	$—	$2,015	$84
Commerical	888	888	—	606	19
Home Equity	673	673	—	260	5
Other	247	247	—	292	—

	7,488	7,488	—	3,173	108

Impaired loans with a valuation allowance
Real Estate	6,942	6,942	1,003	2,881	211
Commerical	1,149	1,149	161	5,013	17
Home Equity	439	439	118	333	11
Other	7	7	1	5	12

	8,537	8,537	1,283	8,232	251

Total impaired loans	$16,025	$16,025	$1,283	$11,405	$359

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses
     A summary of transactions in the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$5,786	$3,836
Provisions charged to operating expenses	1,100	900
Loan losses:
Commercial	(310)	(80)
Consumer	(46)	(119)
Real Estate	(477)	(35)
Home Equity	—	(19)

Total Loan Losses	(833)	(253)
Recoveries:
Commercial	16	—
Consumer	18	27
Real Estate	8	—

Total recoveries	42	27
Net loan losses	(791)	(226)

Balance, End of Period	$6,095	$4,510

     Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands)

		Real	Home	Credit
March 31, 2011	Commercial	Estate	Equity	Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(310)	(477)	—	(35)	(11)	—	(833)
Recoveries	16	8	—	10	8	—	42
Provision	266	145	18	30	541	100	1,100

Ending Balance	$1,696	$1,490	$425	$64	$649	$1,771	$6,095

Ending Balance:
Individually evaluated for impairment (specific reserve)	72	711	108	—	522	—	1,413
Ending Balance:
Collectively evaluated for impairment	1,624	779	317	64	127	1,771	4,682

Loans Receivable:
Ending balance	$153,869	$223,112	$54,943	$2,639	$18,168	$—	$452,731

Ending balance:
Individually evaluated for impairment	$15,477	$17,037	$1,176	$—	$1,075	$—	$34,765
Ending Balance:
Collectively evaluated for impairment	$138,392	$206,075	$53,767	$2,639	$17,093	$—	$417,966

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses, continued
     Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands), continued

		Real	Home	Credit
December 31, 2010	Commercial	Estate	Equity	Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786

Ending Balance:
Individually evaluated for impairment (specific reserve)	161	1,003	118	—	1	—	1,283
Ending Balance:
Collectively evaluated for impairment	1,563	811	289	59	110	1,671	4,503

Loans Receivable:
Ending balance	$153,511	$214,906	$54,593	$2,771	$19,366	$—	$445,147

Ending balance:
Individually evaluated for impairment	$12,406	$16,806	$1,538	$—	$1,099	$—	$31,849
Ending Balance:
Collectively evaluated for impairment	$141,105	$198,100	$53,055	$2,771	$18,267	$—	$413,298
     Aging of Past Due Loans Receivable (in thousands) as of March 31, 2011

			Greater
			than 90
			Days					Recorded
	30-59	60-89	(excluding		Non-			Investment
	Days Past	Days	non-	Total Past	Accrual		Total Loan	> 90 Days
	due	Past Due	accrual)	Due	Loans	Current	Receivable	& Accruing
Commercial	$2,109	$592	$255	$2,956	$5,454	$145,459	$153,869	$255
Real Estate	11,095	5,499	1,466	18,060	5,628	199,424	223,112	1,466
Home Equity	544	824	411	1,779	675	52,488	54,942	411
Credit Cards	22	2	—	24	—	2,615	2,639	—
Consumer	127	68	21	216	1,107	16,846	18,169	21

Total	$13,897	$6,985	$2,153	$23,035	$12,864	$416,832	$452,731	$2,153

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses, continued
     Aging of Past Due Loans Receivable (in thousands) as of December 31, 2010

			Greater
			than 90
			Days					Recorded
	30-59	60-89	(excluding	Total	Non-			Investment >
	Days Past	Days	non-	Past	Accrual		Total Loan	90 Days &
	due	Past Due	accrual)	Due	Loans	Current	Receivable	Accruing
Commercial	$756	$382	$4,581	$5,719	$1,656	$146,137	$153,512	$4,581
Real Estate	6,303	1,395	3,021	10,719	5,189	198,998	214,906	3,021
Home Equity	1,302	595	588	2,485	715	51,392	54,592	588
Credit Cards	19	6	—	25	—	2,746	2,771	—
Consumer	1,240	67	54	1,361	30	17,975	19,366	54

Total	$9,620	$2,445	$8,244	$20,309	$7,590	$417,248	$445,147	$8,244
     Credit quality indicators as of March 31, 2011
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	MARCH 31, 2011
	Real Estate	Commercial	Home Equity
Grade 1 - Minimal Risk	$67,006	$168,296	$—
Grade 2 - Modest Risk	1,212,780	3,214,402	456,188
Grade 3 - Average Risk	27,482,287	16,808,584	7,487,518
Grade 4 - Acceptable Risk	107,296,051	73,218,493	38,115,952
Grade 5 - Marginally Acceptable	46,571,773	39,120,506	5,484,020
Grade 6 - Watch	20,308,512	5,460,797	1,455,899
Grade 7 - Substandard	20,172,363	15,534,703	1,942,867
Grade 8 - Doubtful	—	344,142	—

Total	$223,110,772	$153,869,923	$54,942,444

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,639,288	$18,147,339
Non performing	—	21,383

Total	$2,639,288	$18,168,722

     See following page for description of loan grades.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses, continued
Credit quality indicators as of December 31, 2010
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	DECEMBER 31, 2010
	Real Estate	Commercial	Home Equity
Grade 1 - Minimal Risk	$69,231	$174,582	$—
Grade 2 - Modest Risk	817,827	1,678,841	574,374
Grade 3 - Average Risk	30,041,586	16,254,057	7,942,935
Grade 4 - Acceptable Risk	107,027,580	77,472,242	37,848,295
Grade 5 - Marginally Acceptable	40,163,358	40,908,350	5,473,349
Grade 6 - Watch	16,785,371	7,781,021	904,542
Grade 7 - Substandard	19,718,886	8,639,726	1,849,301
Grade 8 - Doubtful	281,678	602,691	—

Total	$214,905,517	$153,511,510	$54,592,796

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,770,826	$19,311,799
Non performing	—	54,779

Total	$2,770,826	$19,366,578

Description of loan grades:
Grade 1 — Minimal Risk: Excellent credit, superior asset quality, excellent debt capacity and coverage, and recognized management capabilities.
Grade 2 — Modest Risk: Borrower consistently generates sufficient cash flow to fund debt service, excellent credit, above average asset quality and liquidity.
Grade 3 — Average Risk: Borrower generates sufficient cash flow to fund debt service. Employment (or business) is stable with good future trends. Credit is very good.
Grade 4 — Acceptable Risk: Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must by covered through additional long term debt. Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.
Grade 5 — Marginally acceptable: Credit to borrowers who may exhibit declining earnings, may have leverage that is materially above industry averages, liquidity may be marginally acceptable. Employment or business stability may be weak or deteriorating. May be currently performing as agreed, but would be adversely affected by developing factors such as layoffs, illness, reduced hours or declining business prospects. Credit history shows weaknesses, past dues, paid or disputed collections and judgments, but does not include borrowers that are currently past due on obligations or with unpaid, undisputed judgments.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4. Allowance for Loan Losses, continued
Grade 6 — Watch: Loans are currently protected, but are weak due to negative balance sheet or income statement trends. There may be a lack of effective control over collateral or the existence of documentation deficiencies. These loans have potential weaknesses that deserve managements close attention. Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material weakness. Existing loans that become 60 or more days past due are placed in this category pending a return to current status.
Grade 7 — Substandard: Loans’ having well-defined weaknesses where a payment default and or loss is possible, but not yet probable. Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt. Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss.
Grade 8 — Doubtful: The loan has all the characteristics of a substandard credit, but available information indicates it is unlikely the loan will be repaid in its entirety. Cash flow is insufficient to service the debt. It may be difficult to project the exact amount of loss, but the probability of some loss is great. Loans are to be placed on non-accrual status when any portion is classified doubtful.
Note 5. Employee Benefit Plan
     The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $1 million to the plan in the first quarter of 2011 and does not anticipate additional contributions for the 2011 plan year. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,	March 31,
	2011	2010
Service cost	$111,355	$96,979
Interest cost	80,378	79,250
Expected return on plan assets	(126,109)	(120,427)
Amortization of net obligation at transition	—	—
Amortization of prior service cost	(1,943)	(1,325)
Amortization of net (gain) or loss	15,961	16,378

Net periodic benefit cost	$79,642	$70,855

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
Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement
     The following sections provide a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$9,984	$—	$9,984
Mortgage-backed obligations of federal agencies	3,523	—	3,523
Marketable Equities	3,519	3,519	—

Investment securities available for sale	$17,026	$3,519	$13,507

Total assets at fair value	$17,026	$3,519	$13,507

Total liabilities at fair value	$—	$—	$—

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 6. Fair Value, continued
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$8,001	$—	$8,001
Mortgage-backed obligations of federal agencies	3,931	—	3,931
Marketable Equities	3,315	3,315	—

Investment securities available for sale	$15,247	$3,315	$11,932

Total assets at fair value	$15,247	$3,315	$11,932

Total liabilities at fair value	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2011	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$23,683		$23,683
Other Real Estate Owned	2,765		2,765
Real Estate	5,240		5,240
Commercial	233		233
Consumer	536		536
Home Equity	197		197

Impaired loans	6,206		6,206

Total assets at fair value	$32,654		$32,654

Total liabilities at fair value

December 31, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$23,764		$23,764
Other Real Estate Owned	1,513		1,513
Real Estate	5,938		5,938
Commercial	988		988
Consumer	7		7
Home Equity	321		321

Impaired loans	7,254		7,254

Total assets at fair value	$32,531		$32,531

Total liabilities at fair value
     There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Disclosures About Fair Value of Financial Instruments
     ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,840	$5,840	$4,586	$4,586
Interest bearing deposits	2,673	2,673	2,927	2,927
Federal funds sold	17,520	17,520	16,338	16,338
Securities available for sale	17,026	17,026	15,247	15,247
Securities held to maturity	109	109	109	109
Other investments	8,673	8,673	8,789	8,789
Loans	485,911	452,731	475,166	445,147
Loans held for sale	23,683	23,683	23,764	23,764
Bank owned life insurance	6,956	6,956	6,883	6,883
Accrued interest receivable	1,682	1,682	2,001	2,001

Financial Liabilities
Demand Deposits:
Non-interest bearing	63,754	63,754	58,497	58,497
Interest bearing	120,533	120,533	116,889	116,889
Savings deposits	37,653	37,653	35,760	35,760
Time deposits	216,810	214,767	216,199	213,905
Short-term debt	5,148	5,148	5,355	5,355
Subordinated debt	10,191	10,191	9,944	9,944
Long-term debt	51,099	48,012	51,566	49,035
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
Allowance for Loan Losses
     The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. For further discussion refer to page 25 in the Management Discussion & Analysis.
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
Overview
     Net income for the three months ended March 31, 2011 was $686,000 or $.29 per share, compared to $756,000 or $.33 in the same period in 2010, a decrease of 9.26%. During the three months ended March 31, 2011, noninterest income, exclusive of securities transactions, increased 8.50% and noninterest expense also increased 4.01% during the same period. Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2011	2010
Net Income from Bank Operations	$771	$799
Income or loss from Parent Company Activities	(85)	(43)

Net Income for the three months ended March 31	$686	$756

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Core operating earnings, (exclusive of gains or losses on the Parent’s equity portfolio and historic rehabilitation credits related to the investment in low income housing projects) totaled $694,000 in 2011 and $748,000 in 2010, a decrease of 7.22%. Income from core operations decreased in 2011 primarily due to the increase in the provision for loan losses and increased legal fees related to problem loans and the rights offering. A reconciliation of core earnings follows:

In thousands	2011	2010
Net Income	$686	$756
Non-recurring Tax Items	8	11
Non-recurring Securities Transactions, net of tax	—	(19)

Core Earnings for the three months ended March 31	$694	$748

     Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.
Results of Operations
     As shown in Table I, the 2011 year to date tax equivalent net interest income increased $147,000 or 3.31% compared to the same period in 2010. The yield on earning assets decreased .25%, while the cost of funds decreased .32% compared to the same period in 2010. The Federal Reserve has continued to maintain short-term interest rates at historically low levels. Longer term rates are also at historical lows due to the sluggish economy and Federal Reserve monetary policy. Yields on assets and costs of liabilities continue to reprice at lower levels due to the current monetary policy described above.
     The Interest Sensitivity Analysis on page 30 indicates the Company is in an asset sensitive position in the one year time horizon. The decrease in rates and asset growth has resulted in a .08% increase in the net interest margin compared to the same period in 2010. A schedule of the net interest margin for the three month periods ended March 31, 2011 and 2010 can be found in Table I on page 29.
     Noninterest income, exclusive of securities transactions, increased $62,000 or 8.50% through March 31, 2011 compared to the same period in 2010. Increases were due to debit card fee income and a gain on the sale of fixed assets.
     Noninterest expense increased $126,000 through three months of 2011 as compared to 2010. Salary and benefits expense increased $34,000 (1.96%) through March 2011. This increase is due to increases in personnel as well as salary increases and benefit increases. Exclusive of personnel expenses, other noninterest expenses increased at an annualized rate of 6.53% in 2011 compared to 2010. The majority of the increase is due to legal expenses related to problem loans and the Rights Offering. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (December 31, 2010) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.36% and 3.10% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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
     As of March 31, 2011, the market value of securities available for sale exceeded their cost by $1,037,000. This includes increases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the fluctuations in value of these securities to have a direct impact on earnings.
     Investments in debt securities have increased approximately $1,575,000 in 2011. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Given the historically low interest rates, proceeds from bond maturities and mortgage backed security pay downs have been used to support growth in the loan portfolio. Scheduled maturities for the remainder of 2011 total $648,000 and these bonds have an average yield of approximately 5.00%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.
     In reviewing these investments as of March 31, 2011, there were no securities deemed to be other than temporarily impaired. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing. Management and the Board of Directors review these concentrations quarterly. The first three months of 2011 resulted in an increase of $7.6 million in the Bank’s core loan portfolio.
     Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $15,017,000 at March 31, 2011 compared to $15,834,000 at December 31, 2010. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2011, the Company holds $2,765,000 of real estate which was acquired through foreclosure.
     The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31,	December 31,
	2011	2010
Nonaccrual Loans
Real Estate	$5,628	$5,189
Commercial	5,454	1,656
Home Equity	675	715
Other	1,107	30

	12,864	7,590

Loans past due 90 days or more
Real Estate	1,466	3,021
Commercial	255	4,581
Home Equity	411	588
Other	21	54

	2,153	8,244

Total Nonperforming loans	$15,017	$15,834

Nonperforming loans as a percentage of loans held for investment	3.32%	3.56%

Net Charge Offs to Total Loans	.17%	.53%

Allowance for loan and lease losses to loans held for investment	1.35%	1.30%

Allowance for loan and lease losses to nonperforming loans	40.59%	36.54%

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
     The allowance for loan losses of $6,095,000 at March 31, 2011 is equal to 1.35% of loans held for investment. This compares to an allowance of $5,786,000 (1.30%) at December 31, 2010. Based on the evaluation of the loan portfolio described above management has funded the allowance a total of $1,100,000 in the first three months of 2011. Net charge-offs year to date totaled $791,000.
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
     The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $11,656,000 since December 31, 2010. Time deposits increased $862,000 during this period while demand deposits and savings deposits increased $10,794,000. The increase in certificates of deposits is a result of an increase in core time deposits. The Bank also participates in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $23.7 million in CDARS funding, a decrease of $793,000 since December 31, 2010.
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
Long-term debt
      Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $773,000 through March 31, 2011. There were no additional borrowings through March 31, 2011.
     In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance a line of credit previously owed to Silverton Bank as a five year, fixed rate, amortizing loan at 6%. At March 31, 2011 the outstanding balance was $3,750,000.
     In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note. As of March 31, 2011 the balance outstanding was $10,191,000.
Capital
     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2011, the Company’s total risk based capital and leverage ratios were 14.06% and 7.93%, respectively. These ratios are in excess of regulatory minimums. For the same period, Bank only total risk based capital and leverage ratios were 13.12% and 7.68%, respectively.

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
     As of March 31, 2011, the Company had a cumulative Gap Rate Sensitivity Ratio of 14.05% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.
     A summary of asset and liability repricing opportunities is shown in Table II, on page 30.
Stock Repurchase
     On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. However, due to the impact on capital ratios resulting from the growth in the balance sheet, other than temporary impairment securities write downs in 2009 and increased funding of the allowance for loan losses, the stock repurchase plan has been suspended. There were no stock repurchases in 2011.
Effect of Newly Issued Accounting Standards
     In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Notes and Allowance for Loan Losses section of Management’s Discussion and Analysis.
     Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.
     Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effect of Newly Issued Accounting Standards (continued)
     In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company beginning January 1, 2011.
Existence of Securities and Exchange Commission Web Site
     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Income/	Average		Income/	Average
Average	Balance[2]	Expense	Rates[4]	Balance[2]	Expense	Rates[4]
Interest income
Loans held for investment[1,2]	$449,823	$6,392	5.76%	$438,277	$6,500	5.93%
Loans held for sale	9,978	97	3.94%	15,873	155	3.91%
Federal funds sold	32,047	18	.23%	23,176	13	.22%
Interest bearing deposits	2,756	7	1.03%	3,040	4	.53%
Investments
Taxable [3]	12,499	75	2.40%	12,928	110	3.40%
Partially taxable[2]	3,417	33	3.86%	4,180	65	6.22%

Total earning assets	$510,520	$6,622	5.26%	$497,474	$6,847	5.51%

Interest Expense
Demand deposits	$117,971	$431	1.48%	$103,345	$458	1.77%
Savings	36,894	47	.52%	33,508	46	.55%
Time deposits	215,031	927	1.75%	230,585	1,264	2.19%
Short-term debt	5,169	5	.39%	5,650	7	.50%
Long-term debt	58,689	622	4.30%	59,939	629	4.20%

Total interest bearing liabilities	$433,754	$2,032	1.90%	$433,027	$2,404	2.22%

Tax equivalent net interest income		$4,590			$4,443

Net interest margin			3.65%			3.57%

[1]	Interest income on loans includes loan fees.

[2]	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans. The taxable equivalent adjustment was $29,000 and $40,000 for the three months ended March 31, 2011 and 2010, respectively.

[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

[4]	Annualized.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2011
(In Thousands of Dollars)
     The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of funds
Loans
Commercial	$98,021	$26,465	$98,824	$4,446	$—	$227,756
Installment	9,866	903	7,391	8	—	18,168
Real estate for investments	48,188	15,246	126,093	14,641	—	204,168
Real estate held for sale	23,683	—	—	—	—	23,683
Credit cards	2,639	—	—	—	—	2,639
Federal funds sold	17,520	—	—		—	17,520
Interest bearing bank deposits	433	1,743	497	—	—	2,673
Investment securities	51	8,186	2,109	3,270	3,519	17,135

Total	$200,401	$52,543	$234,914	$22,365	$3,519	$513,742

Sources of funds
Interest bearing demand deposits	$—	$30,913	$70,051	$19,569	$—	$120,533
Savings deposits	—	7,530	22,592	7,531	—	37,653
Certificates of deposit $100,000 and over	8,531	40,559	29,824	—	—	78,914
Other certificates of deposit	12,414	62,918	60,521	—	—	135,853
Short-term borrowings	5,148	—	—	—	—	5,148
Long-term borrowings	5,024	7,738	35,250	10,191	—	58,203

Total	$31,117	$149,658	$218,238	$37,291	—	$436,304

Discrete Gap	$169,284	$(97,115)	$16,676	$(14,926)	$3,519	$77,438

Cumulative Gap	$169,284	$72,169	$88,845	$73,919	$77,438

Ratio of Cumulative Gap to Total Earning Assets	32.95%	14.05%	17.29%	14.39%	15.07%
     Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2011. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

May 13, 2011