Form 10-Q
period 2011-06-30
F&M BANK CORP
filed 2011-08-12
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, par value - $5	2,489,034 shares

Financial Statements

F & M Bank Corp.

June 30, 2011

F & M BANK CORP.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2011	2010
Interest and fees on loans held for investment	$6,644	$6,421
Interest and fees on loans held for sale	214	307
Interest on federal funds sold	8	4
Interest on interest bearing deposits	8	7
Dividends on equity securities	53	57
Interest on debt securities	67	106
Total interest income	6,994	6,902

Interest expense
Interest on demand deposits	430	505
Interest on savings accounts	48	50
Interest on time deposits over $100,000	296	372
Interest on time deposits	623	767
Total interest on deposits	1,397	1,694
Interest on short-term debt	4	6
Interest on long-term debt	585	552
Total Interest Expense	1,986	2,252

Net interest income	5,008	4,650

Provision for loan losses	1,100	900
Net interest income after provision for loan losses	3,908	3,750

Noninterest income
Service charges	279	309
Insurance and other commissions	162	115
Other	271	397
Income on bank owned life insurance	88	94
Other than temporary impairment losses	(57)	-
Gain on the sale of securities	346	-
Total noninterest income	1,089	915

Noninterest expense
Salaries	1,370	1,261
Employee benefits	459	341
Occupancy expense	140	144
Equipment expense	148	152
Intangible amortization	-	69
FDIC insurance assessment	285	297
Other	937	979
Total noninterest expense	3,339	3,243

Income before income taxes	1,658	1,422
Income tax expense	406	422
Consolidated net income	1,252	1,000
Net income – Noncontrolling interest	(21)	(20)
Net Income – F & M Bank Corp	$1,231	$980

Per share data
Net income	$.49	$.43
Cash dividends	$.15	$.15
Weighted average shares outstanding	2,488,306	2,297,096

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2011	2010
Interest and fees on loans held for investment	$13,013	$12,892
Interest and fees on loans held for sale	311	464
Interest on federal funds sold	26	17
Interest on interest bearing deposits	16	12
Dividends on equity securities	87	105
Interest on debt securities	134	219
Total interest income	13,587	13,709
Interest expense
Interest on demand deposits	861	963
Interest on savings accounts	95	96
Interest on time deposits over $100,000	596	788
Interest on time deposits	1,250	1,615
Total interest on deposits	2,802	3,462
Interest on short-term debt	9	13
Interest on long-term debt	1,207	1,181
Total Interest Expense	4,018	4,656

Net interest income	9,569	9,053

Provision for loan losses	2,200	1,800
Net interest income after provision for loan losses	7,369	7,253

Noninterest income
Service charges	519	614
Insurance and other commissions	234	196
Other	663	667
Income on bank owned life insurance	175	167
Other than temporary impairment losses	(57)	-
Gain (loss) on the sale of securities	346	30
Total noninterest income	1,880	1,674

Noninterest expense
Salaries	2,695	2,578
Employee benefits	905	761
Occupancy expense	275	292
Equipment expense	297	298
Intangible amortization	46	138
FDIC insurance assessment	568	579
Other	1,825	1,743
Total noninterest expense	6,611	6,389

Income before income taxes	2,638	2,538
Income taxes	701	779
Consolidated net income	1,937	1,759
Net income – Noncontrolling interest	(20)	(23)
Net Income – F & M Bank Corp	$1,917	$1,736

Per share data
Net income	$.80	$.76
Cash dividends	$.30	$.30
Weighted average shares outstanding	2,408,023	2,296,374

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,135	$4,586
Federal funds sold	-	16,338
Cash and cash equivalents	6,135	20,924
Interest bearing deposits in banks	1,353	2,927
Securities: (note 2)
Held to maturity - fair value of $109,000 in 2011and 2010	109	109
Available for sale	15,757	15,247
Other investments	8,117	8,789
Loans held for sale	42,679	23,764
Loans held for investment (note 3)	458,930	445,147
Less allowance for loan losses (note 4)	(6,508)	(5,786)
Net loans held for investment	452,422	439,361

Other real estate owned	2,884	1,513
Bank premises and equipment, net	6,406	6,792
Interest receivable	1,653	2,001
Core deposit intangible	-	46
Goodwill	2,670	2,670
Bank owned life insurance	7,030	6,883
Other assets	8,301	7,829
Total assets	$555,516	$538,855

Liabilities
Deposits:
Noninterest bearing	$64,788	$58,497
Interest bearing:
Demand	94,696	94,091
Money market accounts	22,286	22,798
Savings	38,260	35,760
Time deposits over $100,000	78,645	80,060
All other time deposits	135,752	133,845
Total deposits	434,427	425,051

Short-term debt	11,814	5,355
Accrued liabilities	6,424	7,241
Subordinated debt	10,191	9,944
Long-term debt	46,988	49,035
Total liabilities	509,844	496,626

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,489,137 and 2,297,883 shares issued and outstanding
in 2011 and 2010, respectively	12,446	11,530
Retained earnings	33,496	30,837
Noncontrolling interest	174	186
Accumulated other comprehensive income (loss)	(444)	(324)
Total stockholders' equity	45,672	42,229
Total liabilities and stockholders’ equity	$555,516	$538,855

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$1,917	$1,736
Net change – Noncontrolling interest	(12)	(3)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	308	323
Amortization of security premiums (discounts), net	29	18
Net increase in loans held for sale	(18,915)	(1,280)
Provision for loan losses	2,200	1,800
Intangible amortization	46	138
(Increase) decrease in interest receivable	348	(7)
Increase in other assets	(741)	(325)
Gain on sale of fixed assets	(85)	-
Increase (decrease) in accrued expenses	(664)	864
Gain on security transactions	(289)	(30)
Amortization of limited partnership investments	233	204
Income from life insurance investment	(146)	(144)
Net adjustments	(17,676)	1,561
Net cash provided by (used in) operating activities	(15,771)	3,294

Cash flows from investing activities
Purchase of investments available for sale	(12,077)	(13,085)
Proceeds from sales of investments available for sale	1,035	853
Proceeds from maturity of investments available for sale	11,137	13,110
Net increase in loans held for investment	(18,064)	(12,574)
Proceeds from the sale of other real estate owned	1,433	265
Proceeds from the sale of fixed assets	276	(162)
Purchase of property and equipment	(113)	-
Net (increase) decrease in interest bearing bank deposits	1,574	(2,920)
Net cash used in investing activities	(14,799)	(14,513)

Cash flows from financing activities
Net change in demand and savings deposits	8,884	11,806
Net change in time deposits	492	(4,835)
Net change in short-term debt	6,459	(3,688)
Cash dividends paid	(682)	(690)
Proceeds from rights offering	2,381
Proceeds from issuance of common stock	47	60
Proceeds of long-term debt	247	7,250
Repayment of long-term debt	(2,047)	(7,034)
Net cash provided by financing activities	15,781	2,869

Net Increase (Decrease) in Cash and Cash Equivalents	(14,789)	(8,350)
Cash and cash equivalents, beginning of period	20,924	23,640
Cash and cash equivalents, end of period	$6,135	$15,290
Supplemental disclosure
Cash paid for:
Interest expense	$3,989	$4,643
Income taxes	500	250
Transfers from loans to Other Real Estate Owned	2,332	815

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Balance, beginning of period	$42,229	$39,002

Comprehensive income
Net income – F & M Bank Corp	1,917	1,736
Net income - Noncontrolling interest	20	23
Minority Interest Contributed Capital (Distributions)	(32)	(26)
Prepaid pension adjustment	(52)	-
Net change in unrealized appreciation on securities available for sale, net of taxes	(120)	231
Total comprehensive income	1,733	1,964

Issuance of common stock	2,428	60
Dividends declared	(718)	(690)
Balance, end of period	$45,672	$40,336

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 1.   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three month periods ended June 30, 2011 and June 30, 2010.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2010 annual report to stockholders of F & M Bank Corp.

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

The components of comprehensive income and related tax effects are as follows:

	June 30,	June 30,
	2011	2010
Changes in:

Net Income:
Net Income – F & M Bank Corp	$1,917	$1,736
Net Income – Noncontrolling Interest	20	23
Minority Interest Contributed Capital (Distributions)	(32)	(26)
	1,905	1,733

Prepaid pension adjustment	(52)

Unrealized holding gains (losses) on available-for-sale securities:	164	380
Reclassification adjustment for gains realized in income	(346)	(30)
Net unrealized gains (losses)	(182)	350
Tax effect	62	(119)
Unrealized holding gain (loss), net of tax	(120)	231

Comprehensive income	$1,733	$1,964

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 1.    Accounting Principles, continued

Loans

Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses.  Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectability of the loan, in which case the accrual of income is discontinued.

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio.  Loans are charged against the allowance when management believes the collectability of the principal is unlikely.  Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 2.  Investment Securities

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2011 and December 31, 2010 are as follows:

	2011		2010
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$109	$109	$109	$109
Total	$109	$109	$109	$109

	June 30, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$10,001	$37	$-	$10,038
Equity securities	1,941	569	20	2,490
Mortgage-backed securities	3,027	205	3	3,229
Total	$14,969	$811	$23	$15,757

	December 31, 2010
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,997	$7	$3	$8,001
Equity securities	2,643	711	39	3,315
Mortgage-backed securities	3,724	209	2	3,931
Total	$14,364	$927	$44	$15,247

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$109	$109	$248	$245
Due after one year through five years	-	-	10,001	10,038
Due after five years	-	-	2,779	2,984
	109	109	13,028	13,267
Marketable equities	-	-	1,941	2,490
Total	$109	$109	$14,969	$15,757

There were no sales of debt securities during the six month periods ending June 30, 2011 and 2010.  Following is a table reflecting gains and losses on sales of equity securities:

	Six Months Ended		Three Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010
Gains	$346	$113	$346	$-
Losses	-	(83)	-	-
Net Gains	$346	$30	$346	$-

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

•
Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. These factors are only considered when the declines in value are not limited to the individual security, but were prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (i.e. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

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

•
Declines determined to be other than temporary are charged to operations; as of June 30, 2011 we determined that one financial institution equity security met the above definition of OTTI and the charge to operations totaled $57,000. There were no such charges at June 30, 2010.

•
The Bank also held several small dollar Mortgage Backed Securities that had estimated unrealized losses of $3,000 as of June 30, 2011. These losses have existed for over twelve months, but are considered immaterial. These securities were liquidated shortly after quarter end resulting in a realized gain of approximately $3,000.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 2.    Investment Securities, continued

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011
Government sponsored Enterprises	$-	$-	$-	$-	$-	$-
Mortgage backed Obligations	-	-	245	(3)	245	(3)
Marketable equities	208	(19)	-	(1)	208	(20)
Total	$208	$(19)	$245	$(4)	$453	$(23)

December 31, 2010
Government sponsored Enterprises	$2,004	$(4)	$-	$-	$2,004	$(4)
Mortgage backed Obligations	-	-	260	(2)	260	(2)
Marketable equities	-	-	575	(39)	575	(39)
Total	$2,004	$(4)	$835	$(41)	$2,839	$(45)

Other investments, which consists of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2010.  This decrease is due to a stock repurchase by the FHLB and regular amortization of the carrying value of the investment in low income housing projects.

Note 3.  Loans Held for Investment

Loans outstanding at June 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010

Real Estate
Construction	$73,509	$79,337
Residential	203,214	202,420
Commercial and agricultural	164,137	141,253
Consumer loans to individuals	15,343	19,042
Credit cards	2,672	2,771
Other	55	324
Total	$458,930	$445,147

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 3.  Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
June 30, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,683	$3,683	$-	$3,579	$97
Commercial	784	784	-	870	18
Home Equity	626	626	-	587	12
Other	159	159	-	247	5
	5,252	5,252	-	5,283	132
Impaired loans with a valuation allowance
Real Estate	5,915	5,915	997	4,944	129
Commercial	159	159	40	2,313	-
Home Equity	368	368	84	344	-
Other	806	806	325	374	-
	7,248	7,248	1,446	7,975	129
Total impaired loans	$12,500	$12,500	$1,446	$13,258	$261

The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$5,680	$5,680	$-	$2,015	$84
Commercial	888	888	-	606	19
Home Equity	673	673	-	260	5
Other	247	247	-	292	-
	7,488	7,488	-	3,173	108
Impaired loans with a valuation allowance
Real Estate	6,942	6,942	1,003	2,881	211
Commercial	1,149	1,149	161	5,013	17
Home Equity	439	439	118	333	11
Other	7	7	1	5	12
	8,537	8,537	1,283	8,232	251
Total impaired loans	$16,025	$16,025	$1,283	$11,405	$359

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.    Allowance for Loan Losses

A summary of transactions in the allowance for loan losses follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance, beginning of period	$5,786	$3,836	$6,095	$4,510
Provisions charged to operating expenses	2,200	1,800	1,100	900
Loan losses:
Commercial	(453)	(216)	(143)	(181)
Consumer	(355)	(101)	(309)	(32)
Real Estate	(706)	(450)	(229)	(320)
Home Equity	(56)	(19)	(56)	-
Total Loan Losses	(1,570)	(786)	(737)	(533)
Recoveries:
Commercial	32	-	16	-
Consumer	24	40	6	13
Real Estate	9	-	1	-
Home Equity	27	-	27	-
Total recoveries	92	40	50	13
Net loan losses	(1,478)	(746)	(687)	(520)
Balance, End of Period	$6,508	$4,890	$6,508	$4,890

Allowance for Loan Losses (in thousands)

Six Months Ended June 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(453)	(706)	(56)	(45)	(310)	-	(1,570)
Recoveries	32	9	27	14	10	-	92
Provision	509	667	3	29	624	368	2,200
Ending Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508
Individually evaluated for impairment (specific reserve)	40	997	84	-	325	-	1,446
Collectively evaluated for impairment	1,772	787	297	57	110	2,039	5,062
Three Months Ended June 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,696	$1,490	$425	$64	$649	$1,771	$6,095
Charge-offs	(143)	(229)	(56)	(10)	(299)	-	(737)
Recoveries	16	1	27	4	2	-	50
Provision	243	522	(15)	(1)	83	268	1,100
Ending Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508
Individually evaluated for impairment (specific reserve)	40	997	84	-	325	-	1,446
Collectively evaluated for impairment	1,772	787	297	57	110	2,039	5,062

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.   Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

June 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$164,137	$220,582	$56,141	$2,672	$15,398	$-	$458,930

Individually evaluated for impairment	$14,693	$25,003	$1,331	$-	$852	$-	$41,879
Collectively evaluated for impairment	$149,444	$195,579	$54,810	$2,672	$14,546	$-	$417,051

Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands)

December 31, 2010	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Ending Balance:
Individually evaluated for impairment (specific reserve)	161	1,003	118	-	1	-	1,283
Collectively evaluated for impairment	1,563	811	289	59	110	1,671	4,503

Loans Receivable:	$153,511	$214,906	$54,593	$2,771	$19,366	$-	$445,147

Individually evaluated for impairment	$12,406	$16,806	$1,538	$-	$1,099	$-	$31,849
Collectively evaluated for impairment	$141,105	$198,100	$53,055	$2,771	$18,267	$-	$413,298

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2011

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loans Receivable

Commercial	$3,706	$311	$315	$4,332	$4,729	$155,076	$164,137
Real Estate	3,679	1,665	1,781	7,125	2,896	210,560	220,581
Home Equity	815	131	468	1,414	366	54,361	56,141
Credit Cards	27		3	30	-	2,642	2,672
Consumer	201	108	73	382	1,769	13,248	15,399

Total	$8,428	$2,215	$2,640	$13,283	$9,760	$435,887	$458,930

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.   Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2010

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loans Receivable

Commercial	$756	$382	$4,581	$5,719	$1,656	$146,137	$153,512
Real Estate	6,303	1,395	3,021	10,719	5,189	198,998	214,906
Home Equity	1,302	595	588	2,485	715	51,392	54,592
Credit Cards	19	6	-	25	-	2,746	2,771
Consumer	1,240	67	54	1,361	30	17,975	19,366

Total	$9,620	$2,445	$8,244	$20,309	$7,590	$417,248	$445,147

Credit quality indicators as of June 30, 2011

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	JUNE 30, 2011
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$65	$162	$-
Grade 2 - Modest Risk	1,913	2,542	425
Grade 3 - Average Risk	24,211	16,650	7,768
Grade 4 - Acceptable Risk	98,329	90,222	38,744
Grade 5 - Marginally Acceptable	47,096	29,930	6,148
Grade 6 – Watch	19,763	9,829	1,192
Grade 7 – Substandard	29,120	14,669	1,864
Grade 8 – Doubtful	84	133	-
Total	$220,581	$164,137	$56,141

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
		Credit Cards	Consumer

Performing		$2,672	$15,326
Non performing (past due 90 days or greater)		-	73
Total		$2,672	$15,399

See following page for description of loan grades.

F & M BANK CORP.
Notes to Consolidated Financial Statements
Note 4.   Allowance for Loan Losses, continued

Credit quality indicators as of December 31, 2010

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	DECEMBER 31, 2010
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$69	$175	$-
Grade 2 - Modest Risk	818	1,679	575
Grade 3 - Average Risk	30,042	16,254	7,943
Grade 4 - Acceptable Risk	107,028	77,472	37,848
Grade 5 - Marginally Acceptable	40,163	40,908	5,473
Grade 6 – Watch	16,785	7,781	905
Grade 7 – Substandard	19,719	8,640	1,849
Grade 8 – Doubtful	282	603	-
Total	$214,906	$153,512	$54,593

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
		Credit Cards	Consumer

Performing		$2,771	$19,312
Non performing (past due 90 days or greater)		-	55
Total		$2,771	$19,367

Description of loan grades:

Grade 1 - Minimal Risk:   Excellent credit, superior asset quality, excellent debt capacity and coverage, and recognized management capabilities.

Grade 2 - Modest Risk:  Borrower consistently generates sufficient cash flow to fund debt service, excellent credit, above average asset quality and liquidity.

Grade 3 - Average Risk:  Borrower generates sufficient cash flow to fund debt service.  Employment (or business) is stable with good future trends.  Credit is very good.

Grade 4 - Acceptable Risk:  Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must by covered through additional long term debt.  Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.

Grade 5 - Marginally acceptable:  Credit to borrowers who may exhibit declining earnings, may have leverage that is materially above industry averages, liquidity may be marginally acceptable.  Employment or business stability may be weak or deteriorating.  May be currently performing as agreed, but would be adversely affected by developing factors such as layoffs, illness, reduced hours or declining business prospects.  Credit history shows weaknesses, past dues, paid or disputed collections and judgments, but does not include borrowers that are currently past due on obligations or with unpaid, undisputed judgments.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.   Allowance for Loan Losses, continued

Grade 6 - Watch:  Loans are currently protected, but are weak due to negative balance sheet or income statement trends.  There may be a lack of effective control over collateral or the existence of documentation deficiencies.  These loans have potential weaknesses that deserve managements close attention.  Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material weakness.  Existing loans that become 60 or more days past due are placed in this category pending a return to current status.

Grade 7 - Substandard: Loans’ having well-defined weaknesses where a payment default and or loss is possible, but not yet probable.  Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss.

Grade 8 - Doubtful:  The loan has all the characteristics of a substandard credit, but available information indicates it is unlikely the loan will be repaid in its entirety.  Cash flow is insufficient to service the debt.  It may be difficult to project the exact amount of loss, but the probability of some loss is great.  Loans are to be placed on non-accrual status when any portion is classified doubtful.

Note 5.   Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $1 million to the plan in the first quarter of 2011 and does not anticipate additional contributions for the 2011 plan year.  The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2011 and 2010.

	Six Months Ended		Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Service cost	$222,710	$193,958	$111,355	$96,979
Interest cost	160,756	158,500	80,378	79,250
Expected return on plan assets	(252,218)	(240,854)	(126,109)	(120,427)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(3,886)	(2,650)	(1,943)	(1,325)
Amortization of net (gain) or loss	31,922	32,756	15,961	16,378
Net periodic benefit cost	$159,284	$141,710	$79,642	$70,855

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2011	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$10,038	$-	$10,038
Mortgage-backed obligations of federal agencies	3,229	-	3,229
Marketable Equities	2,490	2,490	-
Investment securities available for sale	$15,757	$2,490	$13,267

Total assets at fair value	$15,757	$2,490	$13,267

Total liabilities at fair value	$-	$-	$-

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 6.   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$8,001	$-	$8,001
Mortgage-backed obligations of federal agencies	3,931	-	3,931
Marketable Equities	3,315	3,315	-
Investment securities available for sale	$15,247	$3,315	$11,932

Total assets at fair value	$15,247	$3,315	$11,932

Total liabilities at fair value	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2011	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$42,679		$42,679
Other Real Estate Owned	2,884		2,884
Real Estate	4,983		4,983
Commercial	119		119
Consumer	481		481
Home Equity	297		297
Impaired loans	5,880		5,880

Total assets at fair value	$51,443		$51,443

Total liabilities at fair value

December 31, 2010	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$23,764		$23,764
Other Real Estate Owned	1,513		1,513
Real Estate	5,938		5,938
Commercial	988		988
Consumer	7		7
Home Equity	321		321
Impaired loans	7,254		7,254

Total assets at fair value	$32,531		$32,531

Total liabilities at fair value

There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  Estimated fair value and the carrying value of financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Cash	$6,135	$6,135	$4,586	$4,586
Interest bearing deposits	1,353	1,353	2,927	2,927
Federal funds sold	-	-	16,338	16,338
Securities available for sale	15,757	15,757	15,247	15,247
Securities held to maturity	109	109	109	109
Other investments	8,117	8,117	8,789	8,789
Loans	492,178	458,930	475,166	445,147
Loans held for sale	42,679	42,679	23,764	23,764
Bank owned life insurance	7,030	7,030	6,883	6,883
Accrued interest receivable	1,653	1,653	2,001	2,001

Financial Liabilities
Demand Deposits:
Non-interest bearing	64,788	64,788	58,497	58,497
Interest bearing	116,982	116,982	116,889	116,889
Savings deposits	38,260	38,260	35,760	35,760
Time deposits	216,252	214,397	216,199	213,905
Short-term debt	11,814	11,814	5,355	5,355
Subordinated debt	10,191	10,191	9,944	9,944
Long-term debt	50,092	46,988	51,566	49,035

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  For further discussion refer to page 26 in the Management Discussion & Analysis.

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

Overview

Net income for the six months ended June 30, 2011 was $1,917,000 or $.80 per share, compared to $1,736,000 or $.76 in the same period in 2010, an increase of 10.43%. During the six months ended June 30, 2011, noninterest income, exclusive of securities transactions, decreased 3.22% and noninterest expense increased 3.47% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2011	2010

Net Income from Bank Operations	$2,084	$1,848
Income or loss from Parent Company Activities	(167)	(112)
Net Income for the six months ended June 30	$1,917	1,736

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of gains or losses on the Parent’s equity portfolio and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $1,678,000 in 2011 and $1,746,000 in 2010, a decrease of 3.90%.  Income from core operations decreased in 2011 primarily due to the increase in the provision for loan losses and increased legal fees related to problem loans and the rights offering.  A reconciliation of core earnings follows:

In thousands	2011	2010

Net Income	$1,917	$1,736
Non-recurring Tax Items	20	29
Non-recurring Securities Transactions, net of tax	(259)	(19)
Core Earnings for the three months ended June 30	$1,678	$1,746

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2011 year to date tax equivalent net interest income increased $499,000 or 5.46% compared to the same period in 2010.  The yield on earning assets decreased .18%, while the cost of funds decreased .28% compared to the same period in 2010.  For the three month period ending June 30, 2011, the tax equivalent net interest margin increased $352,000 compared to the same period in 2010.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin rising to 3.77%, an increase of .11% when compared to the same period in 2010. While, for the three month period ending June 30, 2011, the tax equivalent net interest margin increased from 3.74% in 2010 to 3.96% in 2011. A schedule of the net interest margin for the six month and three month periods ended June 30, 2011 and 2010 can be found in Table I on page 30.

The Interest Sensitivity Analysis on page 31 indicates the Company is in an asset sensitive position in the one year time horizon.

Noninterest income, exclusive of securities transactions, decreased $53,000 or 3.22% for the six month period ending June 30, 2011 and $115,000 or 12.57% for the three month period.  These decreases were primarily due to the reduction in service charge and overdraft fee income.

Noninterest expense increased $222,000 and $96,000, respectively for the six and three month periods of 2011 as compared to 2010. Salary and benefits expense increased $261,000 (7.82%) through June 2011. This increase is due to increases in professional personnel as well as salary increases and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses decreased at an annualized rate of 1.28% in 2011 for the first six months of 2011 and 7.98% for the second quarter as compared to 2010. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (March  31, 2011) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.40% and 3.08% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased due to growth in the loan portfolio.

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

As of June 30, 2011, the market value of securities available for sale exceeded their cost by $788,000. This includes increases in value in the equity securities portfolio held by the Company and an increase in the value of government obligations held by the Bank.

Investments in debt securities have increased approximately $1,335,000 in 2011. The portfolio is made up of primarily agency and mortgage-backed securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Scheduled maturities for the remainder of 2011 total $421,000 and these bonds have an average yield of approximately 4.96%. Based on current market rates, as these bonds mature, the funds will be reinvested at rates that are significantly lower.

In reviewing investments as of June 30, 2011, there was one security which met the definition for other than temporary impairment.  A write down of $57,000 was recognized on this security in the second quarter.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing.  Management and the Board of Directors review these concentrations quarterly. The first six months of 2011 resulted in an increase of $13.8 million in the Bank’s core loan portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $12,400,000 at June 30, 2011 compared to $15,834,000 at December 31, 2010.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of June 30, 2011, the Company holds $2,884,000 of real estate which was acquired through foreclosure.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2011	December 31, 2010

Nonaccrual Loans
Real Estate	$2,896	$5,189
Commercial	4,729	1,656
Home Equity	366	715
Other	1,769	30
	9,760	7,590

Loans past due 90 days or more
Real Estate	1,781	3,021
Commercial	315	4,581
Home Equity	468	588
Other	76	54
	2,640	8,244

Total Nonperforming loans	$12,400	$15,834

Nonperforming loans as a percentage of loans held for investment	2.70%	3.56%

Net Charge Offs to Total Loans	.32%	.53%

Allowance for loan and lease losses to loans held for investment	1.42%	1.30%

Allowance for loan and lease losses to nonperforming loans	52.48%	36.54%

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

The allowance for loan losses of $6,508,000 at June 30, 2011 is equal to 1.42% of loans held for investment. This compares to an allowance of $5,786,000 (1.30%) at December 31, 2010.  Based on the evaluation of the loan portfolio described above management has funded the allowance a total of $2,200,000 in the first six months of 2011. Net charge-offs year to date totaled $1,478,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $9,376,000 since December 31, 2010.  Time deposits increased $492,000 during this period while demand deposits and savings deposits increased $8,884,000.  The increase in certificates of deposits is a result of an increase in core time deposits. The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $23.3 million in CDARS funding, a decrease of $1,132,000 since December 31, 2010.

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

Long-term debt

Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $773,000 through June 30, 2011.  There were no additional borrowings through June 30, 2011.

In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance a line of credit previously owed to Silverton Bank as a five year, fixed rate, amortizing loan at 6%.  At June 30, 2011 the outstanding balance was $3,500,000.

In August 2009, the Company began to issue Subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of June 30, 2011 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2011, the Company's total risk based capital and leverage ratios were 13.85% and 7.97%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 13.65% and 7.83%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums.

The Company completed a stock rights offering during the first quarter of 2011 that resulted in 179,699 shares and $2,381,000 in additional capital.

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

As of June 30, 2011, the Company had a cumulative Gap Rate Sensitivity Ratio of 10.13% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 31.

Stock Repurchase

On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. However, due to the impact on capital ratios resulting from the growth in the balance sheet, other than temporary impairment securities write downs in 2009 and increased funding of the allowance for loan losses, the stock repurchase plan has been suspended. There have been no stock repurchases in 2011.

Effect of Newly Issued Accounting Standards

The following is a summary of recent authoritative pronouncements:

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the determination of TDRs and establishes the effective date of TDR disclosure requirements on credit quality and allowance for loan losses.  For public companies, this ASU is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The Company expects to disclose the required information when effective.

On April 29, 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This ASU amends guidance for asset transfers related effective control as well as to the use of collateral in a repo transaction.  Current guidance allows collateral to be utilized as a factor when determining whether a seller in a securities repurchase agreement is able to buy back the instruments as part of the deal (effective control).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effect of Newly Issued Accounting Standards (continued)

The amended guidance removes the requirement that a trading firm have a guarantee it can buy back an asset that has been transferred in a repurchase agreement and also removes the related guidance that calls for a trading firm to demonstrate that it holds enough collateral to buy replacement assets.  This amendment is in response to reports that Lehman Brothers used the guidance in a way that allowed it to reduce the assets reported on its balance sheet.  The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company does not expect the ASU to have a material impact on the financial statements.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU establishes a global standard for applying fair value measurement.    The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in the ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company expects to disclose the required information when effective.

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU gives businesses two options for presenting other comprehensive income.  This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in the ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the amendment to have a material impact on the financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Existence of Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010			June 30, 2011			June 30, 2010
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$452,618	$13,060	5.77%	$441,329	$12,947	5.87%	$451,869	$6,668	5.90%	$444,346	$6,447	5.80%
Loans held for sale	16,198	311	3.84%	23,207	464	3.99%	23,415	214	3.66%	30,460	307	4.03%
Federal funds sold	23,837	26	.22%	15,266	17	.22%	15,718	8	.20%	7,443	4	.21%
Interest bearing deposits	2,454	16	1.30%	2,950	12	.88%	2,333	8	1.37%	2,685	7	1.04%
Investments
Taxable 3	12,978	168	2.59%	12,687	230	3.63%	13,449	94	2.80%	12,448	123	3.95%
Partially taxable	2,902	70	4.82%	4,048	120	5.93%	2,304	37	6.42%	3,949	55	5.57%
Total earning assets	$510,987	$13,651	5.34%	$499,487	$13,790	5.52%	$509,088	$7,029	5.52%	$501,331	$6,943	5.54%
Interest Expense
Demand deposits	118,448	861	1.45%	105,344	963	1.83%	118,863	430	1.45%	107,312	505	1.88%
Savings	37,464	95	.51%	34,629	96	.55%	38,028	48	.50%	35,737	50	.56%
Time deposits	214,549	1,846	1.72%	227,775	2,403	2.11%	214,071	919	1.72%	225,272	1,139	2.02%
Short-term debt	4,684	9	.38%	5,604	13	.46%	4,202	4	.38%	5,561	6	.43%
Long-term debt	58,218	1,207	4.15%	63,242	1,181	3.73%	57,748	585	4.05%	63,245	552	3.49%
Total interest bearing liabilities	$433,363	$4,018	1.85%	$436,594	$4,656	2.13%	$432,912	$1,986	1.84%	$437,127	$2,252	2.06%

Tax equivalent net interest income 1		$9,633			$9,134			$5,043			$4,691

Net interest margin			3.77%			3.66%			3.96%			3.74%
_______________________
1	Interest income on loans includes loan fees.
2	Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4	Average balance information is reflective of historical cost and has not been adjusted for changes in market value
5	Annualized.

 TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2011
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$96,545	$30,553	$106,218	$4,330	$-	$237,646
Installment	7,431	965	6,995	8	-	15,399
Real estate for investments	46,219	19,380	122,273	15,341	-	203,213
Real estate held for sale	42,679	-	-	-	-	42,679
Credit cards	2,672	-	-	-	-	2,672
Interest bearing bank deposits	358	747	248	-	-	1,353
Investment securities	98	147	10,148	2,983	2,490	15,866
Total	$196,002	$51,792	$245,882	$22,662	$2,490	$518,828

Sources of funds
Interest bearing demand deposits	$-	$30,082	$67,961	$18,939	$-	$116,982
Savings deposits	-	7,652	22,956	7,652	-	38,260
Certificates of deposit $100,000 and over	8,748	44,414	25,483	-	-	78,645
Other certificates of deposit	21,041	59,086	55,625	-	-	135,752
Short-term borrowings	11,814	-	-	-	-	11,814
Long-term borrowings	5,024	7,393	34,571	10,191	-	57,179
Total	$46,627	$148,627	$206,596	$36,782	$-	$438,632

Discrete Gap	$149,375	$(96,835)	$39,286	$(14,120)	$2,490	$80,196

Cumulative Gap	$149,375	$52,540	$91,826	$77,706	$80,196

Ratio of Cumulative Gap to Total Earning Assets	28.79%	10.13%	17.70%	14.98%	15.46%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2011.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

ITEM 1.    LEGAL PROCEEDINGS – Not Applicable

ITEM 1A.   RISK FACTORS – Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – Not Applicable

ITEM 4.REMOVED AND RESERVED –

ITEM 5.  OTHER INFORMATION – Not Applicable

ITEM 6.   EXHIBITS

(a)           Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ DEAN W. WITHERS
Dean W. Withers
President and Chief Executive Officer

August 11, 2011	By:	/s/ NEIL W. HAYSLETT
Neil W. Hayslett
Executive Vice President and Chief Financial Officer