Form 10-Q
period 2011-09-30
F&M BANK CORP
filed 2011-11-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, par value - $5	2,490,990 shares

F & M BANK CORP.

Part I   Financial Information

ITEM 1.	FINANCIAL STATEMENTS
 F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
Interest income	2011	2010
Interest and fees on loans held for investment	$6,540	$6,524
Interest and fees on loans held for sale	420	411
Interest on federal funds sold	2	1
Interest on interest bearing deposits	8	7
Dividends on equity securities	21	49
Interest on debt securities	35	83
Total interest income	7,026	7,075

Interest expense
Interest on demand deposits	387	502
Interest on savings accounts	50	48
Interest on time deposits over $100,000	303	332
Interest on other time deposits	606	705
Total interest on deposits	1,346	1,587
Interest on short-term debt	11	9
Interest on long-term debt	544	617
Total interest expense	1,901	2,213

Net interest income	5,125	4,862

Provision for loan losses	900	1,300
Net interest income after provision for loan losses	4,225	3,562

Noninterest income
Service charges	296	296
Insurance and other commissions	162	173
Other	264	255
Income on bank owned life insurance	89	85
Other than temporary impairment losses	-	(65)
Gain on the sale of securities	736	384
Total noninterest income	1,547	1,128

Noninterest expense
Salaries	1,409	1,365
Employee benefits	435	416
Occupancy expense	136	131
Equipment expense	148	146
Intangible amortization	-	69
FDIC insurance assessment	23	297
Other	933	833
Total noninterest expense	3,084	3,257

Income before income taxes	2,688	1,433
Income tax expense	1,330	508
Consolidated net income	1,358	925
Net income – Noncontrolling interest	(20)	(34)
Net Income – F & M Bank Corp	$1,338	$891

Per share data
Net income	$.54	$.39
Cash dividends	$.15	$.15
Weighted average shares outstanding	2,490,109	2,298,801

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
Interest income	2011	2010
Interest and fees on loans held for investment	$19,553	$19,417
Interest and fees on loans held for sale	731	873
Interest on federal funds sold	28	18
Interest on interest bearing deposits	24	20
Dividends on equity securities	108	154
Interest on debt securities	169	302
Total interest income	20,613	20,784
Interest expense
Interest on demand deposits	1,248	1,465
Interest on savings accounts	145	144
Interest on time deposits over $100,000	899	1,120
Interest on other time deposits	1,856	2,320
Total interest on deposits	4,418	5,049
Interest on short-term debt	20	22
Interest on long-term debt	1,751	1,798
Total interest expense	5,919	6,869

Net interest income	14,694	13,915

Provision for loan losses	3,100	3,100
Net interest income after provision for loan losses	11,594	10,815

Noninterest income
Service charges	815	910
Insurance and other commissions	396	369
Other	927	922
Income on bank owned life insurance	264	252
Other than temporary impairment losses	(57)	(65)
Gain on the sale of securities	1,082	414
Total noninterest income	3,427	2,802

Noninterest expense
Salaries	4,104	3,943
Employee benefits	1,340	1,177
Occupancy expense	411	423
Equipment expense	445	444
Intangible amortization	46	207
FDIC insurance assessment	591	876
Other	2,758	2,576
Total noninterest expense	9,695	9,646

Income before income taxes	5,326	3,971
Income taxes	2,031	1,287
Consolidated net income	3,295	2,684
Net income – Noncontrolling interest	(40)	(57)
Net Income – F & M Bank Corp	$3,255	$2,627

Per share data
Net income	$1.34	$1.14
Cash dividends	$.45	$.45
Weighted average shares outstanding	2,435,686	2,297,191

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,827	$4,586
Federal funds sold	-	16,338
Cash and cash equivalents	5,827	20,924
Interest bearing deposits in banks	2,403	2,927
Securities: (note 2)
Held to maturity - fair value of $108,000 in 2011 and $109,000 in 2010	108	109
Available for sale	11,088	15,247
Other investments	7,836	8,789
Loans held for sale	64,953	23,764
Loans held for investment (note 3)	452,758	445,147
Less allowance for loan losses (note 4)	(6,844)	(5,786)
Net loans held for investment	445,914	439,361

Other real estate owned	3,140	1,513
Bank premises and equipment, net	6,332	6,792
Interest receivable	1,682	2,001
Core deposit intangible	-	46
Goodwill	2,670	2,670
Bank owned life insurance	7,104	6,883
Other assets	8,169	7,829
Total assets	$567,226	$538,855

Liabilities
Deposits:
Noninterest bearing	$68,752	$58,497
Interest bearing:
Demand	93,546	94,091
Money market accounts	23,913	22,798
Savings	39,181	35,760
Time deposits over $100,000	82,972	80,060
All other time deposits	137,423	133,845
Total deposits	445,787	425,051

Short-term debt	15,789	5,355
Accrued liabilities	6,554	7,241
Subordinated debt	10,191	9,944
Long-term debt	42,714	49,035
Total liabilities	521,035	496,626

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,490,895 and 2,306,086 shares issued and outstanding
in 2011 and 2010, respectively	12,454	11,530
Retained earnings	34,477	30,837
Noncontrolling interest	195	186
Accumulated other comprehensive income (loss)	(935)	(324)
Total stockholders' equity	46,191	42,229
Total liabilities and stockholders’ equity	$567,226	$538,855

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$3,255	$2,627
Net change – Noncontrolling interest	9	30
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	457	480
Amortization of security premiums (discounts), net	44	29
Net increase in loans held for sale	(41,189)	(3,330)
Provision for loan losses	3,100	3,100
Intangible amortization	46	207
(Increase) decrease in interest receivable	319	161
Increase in other assets	(826)	(78)
Gain on sale of fixed assets	(86)	(18)
Increase (decrease) in accrued expenses	(25)	512
Gain on security transactions	(1,025)	(349)
Amortization of limited partnership investments	349	306
Income from life insurance investment	(221)	(217)
Loss on Other Real Estate Owned	90
Net adjustments	(38,967)	803
Net cash provided by (used in) operating activities	(35,703)	3,460

Cash flows from investing activities
Purchase of investments available for sale	(14,969)	(17,127)
Proceeds from sales of investments available for sale	4,191	1,860
Proceeds from maturity of investments available for sale	15,684	17,905
Net increase in loans held for investment	(12,864)	(16,382)
Proceeds from the sale of other real estate owned	1,494	1,210
Proceeds from the sale of fixed assets	277
Purchase of property and equipment	(188)	(234)
Net (increase) decrease in interest bearing bank deposits	524	(3,187)
Net cash used in investing activities	(5,851)	(15,955)

Cash flows from financing activities
Net change in demand and savings deposits	14,246	17,091
Net change in time deposits	6,490	(12,477)
Net change in short-term debt	10,434	(3,481)
Cash dividends paid	(1,093)	(1,036)
Proceeds from rights offering	2,381
Proceeds from issuance of common stock	73	175
Proceeds of long-term debt	247	14,289
Repayment of long-term debt	(6,321)	(14,057)
Net cash provided by financing activities	26,457	504

Net Increase (Decrease) in Cash and Cash Equivalents	(15,097)	(11,991)
Cash and cash equivalents, beginning of period	20,924	23,640
Cash and cash equivalents, end of period	$5,827	$11,649
Supplemental disclosure
Cash paid for:
Interest expense	$5,942	$6,815
Income taxes	1,000	500
Transfers from loans to Other Real Estate Owned	3,211	2,456

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Balance, beginning of period	$42,229	$39,002

Comprehensive income
Net income – F & M Bank Corp	3,255	2,627
Net income - Noncontrolling interest	40	57
Minority Interest Contributed Capital (Distributions)	(31)	(27)
Prepaid pension adjustment	(52)	-
Net change in unrealized appreciation on securities available for sale, net of taxes	(611)	220
Total comprehensive income	2,601	2,877

Issuance of common stock	2,454	175
Dividends declared	(1,093)	(690)
Balance, end of period	$46,191	$41,364

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 1.                  Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2010 annual report to stockholders of F & M Bank Corp.

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

The components of comprehensive income and related tax effects are as follows:

	September 30,	September 30,
	2011	2010
Changes in:

Net Income:
Net Income – F & M Bank Corp	$3,255	$2,627
Net Income – Noncontrolling Interest	40	57
Noncontrolling Interest Contributed Capital (Distributions)	(31)	(27)
	3,264	2,657

Prepaid pension adjustment	(52)

Unrealized holding gains on available-for-sale securities:	99	682
Reclassification adjustment for other than temporary impairment losses	57	65
Reclassification adjustment for gains realized in income	(1,082)	(414)
Net unrealized gains (losses)	(926)	333
Tax effect	315	(113)
Unrealized holding gain (loss), net of tax	(611)	220

Comprehensive income	$2,601	$2,877

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

Nonaccrual Loans

Commercial loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time. Interest accruals are generally continued on past due, secured residential real estate loans and consumer purpose loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the borrower deteriorates to the point that any further accrued interest would be determined to be uncollectible.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 2.                  Investment Securities

The amortized cost of investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$108	$108	$109	$109
Total	$108	$108	$109	$109

	September 30, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$11,043	$49	$4	$11,088
Total	$11,043	$49	$4	$11,088

	December 31, 2010
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,997	$7	$3	$8,001
Equity securities	2,643	711	39	3,315
Mortgage-backed securities	3,724	209	2	3,931
Total	$14,364	$927	$44	$15,247

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F & M BANK CORP.
Notes to Consolidated Financial Statements

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$108	$108	$-	$-
Due after one year through five years	-	-	11,043	11,088
Due after five years	-	-	-	-
	108	108	11,043	11,088
Marketable equities	-	-	-	-
Total	$108	$108	$11,043	$11,088

Following is a table reflecting gains and losses on sales of debt and equity securities:

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Gains	$1,144	$506	$798	$392
Losses	(62)	(92)	(62)	(8)
Net Gains	$1,082	$414	$736	$384

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 2.                  Investment Securities, continued

Securities Impairment

The Company follows the guidance in ASC 320-10 and Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment in evaluating if these impairments are temporary or other than temporary in nature.  This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:

●	The length of time of impairment;
●	The extent of the impairment relative to the cost of the investment;
●	Recent volatility in the market value of the investment;
●	The financial condition and near-term prospects of the issuer, including any specific events which may impair the earnings potential of the issuer; or
●	The intent and ability of the Company to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following description provides our policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI):

●
We begin our evaluation using a default position that OTTI has occurred and then use all available evidence to determine whether prospects for the individual security are sufficient to support temporary impairment at the date of the SEC filing. This evaluation will be conducted at each filing date.

●
For purposes of determining OTTI, the security value recovery period will be projected for a maximum of a two year holding period. This will be the maximum; a shorter period may be used when there are particular conditions related to the individual security which make recovery unlikely.

●
The primary focus in determining whether a security is OTTI, and projecting potential recovery, is the prospects for the individual security, rather than broad market indices. All available evidentiary material is considered, including the Company’s public filings with the SEC, press releases, analyst reports, etc.

●
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

●
OTTI may be recognized as early as quarter 1, regardless of holding period projections, when there are specific factors relative to the security which make recovery unlikely. These factors could include evidence contained in the aforementioned SEC filings, press releases, analyst reports, but may also be based on the severity of the impairment.

●
Situations where a security has declined in value more rapidly than the industry (or market), absent strong evidence supporting prospects for recovery, will result in OTTI being recognized in quarter 1 or quarter 2 rather than continuing to evaluate the security over several quarters, based on holding period projections.

●
Declines determined to be other than temporary are charged to operations; in the second quarter of 2011 we determined that one financial institution equity security met the above definition of OTTI and the charge to operations totaled $57,000. There were no additional OTTI charges in the third quarter of 2011.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Government sponsored Enterprises	$2,040	$(4)	$-	$-	$2,040	$(4)
Total	$2,040	$(4)	$-	$-	$2,040	$(4)

December 31, 2010
Government sponsored Enterprises	$2,004	$(3)	$-	$-	$2,004	$(3)
Mortgage backed Obligations	-	-	260	(2)	260	(2)
Marketable equities	-	-	575	(39)	575	(39)
Total	$2,004	$(3)	$835	$(41)	$2,839	$(44)

Other investments, which consists of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2010.  This decrease is due to a stock repurchase by the FHLB and regular amortization of the carrying value of the investment in low income housing projects.

Note 3.                 Loans Held for Investment

Loans outstanding at September 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010

Real Estate
Construction	$71,085	$79,337
Residential	208,230	202,420
Commercial and agricultural	157,437	141,253
Consumer loans to individuals	13,227	19,042
Credit cards	2,710	2,771
Other	69	324
Total	$452,758	$445,147

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
September 30, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance
Real Estate	$4,624	$4,624	$-	$4,468	$177
Commercial	1,428	1,428	-	1,142	26
Home Equity	653	653	-	704	21
Other	147	147	-	236	7
	6,852	6,852	-	6,550	231
Impaired loans with a valuation allowance
Real Estate	6,047	6,047	673	6,053	207
Commercial	688	688	309	1,319	-
Home Equity	155	155	3	306	12
Other	-	-	-	-	-
	6,890	6,890	985	7,678	219
Total impaired loans	$13,742	$13,742	$985	$14,228	$450

The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance
Real Estate	$5,680	$5,680	$-	$2,015	$84
Commercial	888	888	-	606	19
Home Equity	673	673	-	260	5
Other	247	247	-	292	-
	7,488	7,488	-	3,173	108
Impaired loans with a valuation allowance
Real Estate	6,942	6,942	1,003	2,881	211
Commercial	1,149	1,149	161	5,013	17
Home Equity	439	439	118	333	11
Other	7	7	1	5	12
	8,537	8,537	1,283	8,232	251
Total impaired loans	$16,025	$16,025	$1,283	$11,405	$359

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of transactions in the allowance for loan losses follows:

Nine Months Ended September 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(973)	(783)	(306)	(60)	(72)	-	(2,194)
Recoveries	56	9	27	22	38	-	152
Provision	1,244	425	172	37	24	1,198	3,100
Ending Balance	$2,051	$1,465	$300	$58	$101	$2,869	$6,844
Individually evaluated for impairment (specific reserve)	309	673	3	-	-	-	985
Collectively evaluated for impairment	1,742	792	297	58	101	2,869	5,859

Three Months Ended September 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508
Charge-offs	(520)	(77)	(250)	(15)	238	-	(624)
Recoveries	24	-	-	8	28	-	60
Provision	735	(242)	169	8	(600)	830	900
Ending Balance	$2,051	$1,465	$300	$58	$101	$2,869	$6,844
Individually evaluated for impairment (specific reserve)	309	673	3	-	-	-	985
Collectively evaluated for impairment	1,742	792	297	58	101	2,869	5,859

Nine Months Ended September 30, 2010*	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$-	$-	$-	$-	$-	$-	$3,836
Charge-offs	-	-	-	-	-	-	(1,796)
Recoveries	-	-	-	-	-	-	60
Provision	-	-	-	-	-	-	3,100
Ending Balance	$-	$-	$-	$-	$-	$-	$5,200
Individually evaluated for impairment (specific reserve)	-	-	-	-	-	-	590
Collectively evaluated for impairment	-	-	-	-	-	-	4,610

Three Months Ended September 30, 2010*	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$-	$-	$-	$-	$-	$-	$4,890
Charge-offs	-	-	-	-	-	-	(1,010)
Recoveries	-	-	-	-	-	-	20
Provision	-	-	-	-	-	-	1,300
Ending Balance	$-	$-	$-	$-	$-	$-	$5,200
Individually evaluated for impairment (specific reserve)	-	-	-	-	-	-	590
Collectively evaluated for impairment	-	-	-	-	-	-	4,610

*Detailed table not required for September 2010 data.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

September 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$170,675	$210,133	$55,943	$2,710	$13,297	$-	$452,758

Individually evaluated for impairment	$15,880	$27,099	$1,002	$-	$67	$-	$44,048
Collectively evaluated for impairment	$154,795	$183,034	$54,941	$2,710	$13,230	$-	$408,710

Allowance for Loan Losses and Recorded Investment in Loan Receivables (in thousands)

December 31, 2010	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Ending Balance:
Individually evaluated for impairment (specific reserve)	161	1,003	118	-	1	-	1,283
Collectively evaluated for impairment	1,563	811	289	59	110	1,671	4,503

Loans Receivable:	$153,511	$214,906	$54,593	$2,771	$19,366	$-	$445,147

Individually evaluated for impairment	$12,406	$16,806	$1,538	$-	$1,099	$-	$31,849
Collectively evaluated for impairment	$141,105	$198,100	$53,055	$2,771	$18,267	$-	$413,298

Aging of Past Due Loans Receivable (in thousands) as of September 30, 2011

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loans Receivable

Commercial	$949	$319	$86	$1,354	$6,264	$163,058	$170,676
Real Estate	6,892	2,261	1,715	10,868	3,892	195,373	210,133
Home Equity	660	265	328	1,253	-	54,688	55,941
Credit Cards	28	14	-	42	-	2,668	2,710
Consumer	138	61	21	220	24	13,054	13,298
Total	$8,667	$2,920	$2,150	$13,737	$10,180	$428,841	$452,758

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

Credit quality indicators as of September 30, 2011

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	September 30, 2011
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$62	$156	$-
Grade 2 - Modest Risk	1,091	3,369	461
Grade 3 - Average Risk	23,740	16,483	7,753
Grade 4 - Acceptable Risk	90,270	85,491	38,720
Grade 5 - Marginally Acceptable	45,316	38,613	6,172
Grade 6 – Watch	18,540	9,302	1,261
Grade 7 – Substandard	31,030	17,061	1,574
Grade 8 – Doubtful	84	201	-
Total	$210,133	$170,676	$55,941

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,710	$13,278
Non performing (past due 90 days or greater)	-	20
Total	$2,710	$13,298

See following page for description of loan grades.

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 4.                  Allowance for Loan Losses, continued

Credit quality indicators as of December 31, 2010

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	December 31, 2010
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$69	$175	$-
Grade 2 - Modest Risk	818	1,679	575
Grade 3 - Average Risk	30,042	16,254	7,943
Grade 4 - Acceptable Risk	107,028	77,472	37,847
Grade 5 - Marginally Acceptable	40,163	40,908	5,473
Grade 6 – Watch	16,785	7,781	905
Grade 7 – Substandard	19,719	8,640	1,849
Grade 8 – Doubtful	282	603	-
Total	$214,906	$153,512	$54,592

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,771	$19,311
Non performing (past due 90 days or greater)	-	55
Total	$2,771	$19,366

F & M BANK CORP.
Notes to Consolidated Financial Statements

Description of loan grades:

Grade 1 – Minimal Risk:   Excellent credit, superior asset quality, excellent debt capacity and coverage, and recognized management capabilities.

Grade 2 – Modest Risk:  Borrower consistently generates sufficient cash flow to fund debt service, excellent credit, above average asset quality and liquidity.

Grade 3 – Average Risk:  Borrower generates sufficient cash flow to fund debt service.  Employment (or business) is stable with good future trends.  Credit is very good.

Grade 4 – Acceptable Risk:  Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must by covered through additional long term debt.  Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.

Grade 5 – Marginally acceptable:  Credit to borrowers who may exhibit declining earnings, may have leverage that is materially above industry averages, liquidity may be marginally acceptable.  Employment or business stability may be weak or deteriorating.  May be currently performing as agreed, but would be adversely affected by developing factors such as layoffs, illness, reduced hours or declining business prospects.  Credit history shows weaknesses, past dues, paid or disputed collections and judgments, but does not include borrowers that are currently past due on obligations or with unpaid, undisputed judgments.

Grade 6 – Watch:  Loans are currently protected, but are weak due to negative balance sheet or income statement trends.  There may be a lack of effective control over collateral or the existence of documentation deficiencies.  These loans have potential weaknesses that deserve management’s close attention.  Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material weakness.  Existing loans that become 60 or more days past due are placed in this category pending a return to current status.

Grade 7 – Substandard: Loans’ having well-defined weaknesses where a payment default and or loss is possible, but not yet probable.  Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss.

Grade 8 – Doubtful:  The loan has all the characteristics of a substandard credit, but available information indicates it is unlikely the loan will be repaid in its entirety.  Cash flow is insufficient to service the debt.  It may be difficult to project the exact amount of loss, but the probability of some loss is great.  Loans are to be placed on non-accrual status when any portion is classified doubtful.

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $1 million to the plan in the first quarter of 2011 and does not anticipate additional contributions for the 2011 plan year.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2011 and 2010.

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Service cost	$334,065	$290,937	$111,355	$96,979
Interest cost	241,134	237,750	80,378	79,250
Expected return on plan assets	(378,327)	(361,281)	(126,109)	(120,427)
Amortization of net obligation at transition	-		-
Amortization of prior service cost	(5,829)	(3,975)	(1,943)	(1,325)
Amortization of net (gain) or loss	47,883	49,134	15,961	16,378
Net periodic benefit cost	$238,926	$212,565	$79,642	$70,855

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2011	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$11,088	$-	$11,088
Mortgage-backed obligations of federal agencies	-	-	-
Marketable Equities	-	-	-
Investment securities available for sale	$11,088	$-	$11,088

Total assets at fair value	$11,088	$-	$11,088

Total liabilities at fair value	$-	$-	$-

F & M BANK CORP.
Notes to Consolidated Financial Statements

Note 6.                 Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$8,001	$-	$8,001
Mortgage-backed obligations of federal agencies	3,931	-	3,931
Marketable Equities	3,315	3,315	-
Investment securities available for sale	$15,247	$3,315	$11,932

Total assets at fair value	$15,247	$3,315	$11,932

Total liabilities at fair value	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2011	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$64,953		$64,953
Other Real Estate Owned	3,140		3,140
Real Estate	5,374		5,374
Commercial	379		379
Consumer	-		-
Home Equity	152		152
Impaired loans	5,905		5,905

Total assets at fair value	$73,998		$73,998

Total liabilities at fair value

December 31, 2010	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$23,764		$23,764
Other Real Estate Owned	1,513		1,513
Real Estate	5,938		5,938
Commercial	988		988
Consumer	7		7
Home Equity	321		321
Impaired loans	7,254		7,254

Total assets at fair value	$32,531		$32,531

Total liabilities at fair value

There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  Estimated fair value and the carrying value of financial instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$5,827	$5,827	$4,586	$4,586
Interest bearing deposits	2,403	2,403	2,927	2,927
Federal funds sold	-	-	16,338	16,338
Securities available for sale	11,088	11,088	15,247	15,247
Securities held to maturity	108	108	109	109
Other investments	7,836	7,836	8,789	8,789
Loans	485,237	452,758	475,166	445,147
Loans held for sale	64,953	64,953	23,764	23,764
Bank owned life insurance	7,104	7,104	6,883	6,883
Accrued interest receivable	1,682	1,682	2,001	2,001

Financial Liabilities
Demand Deposits:
Non-interest bearing	68,752	68,752	58,497	58,497
Interest bearing	117,459	117,459	116,889	116,889
Savings deposits	39,181	39,181	35,760	35,760
Time deposits	222,488	220,395	216,199	213,905
Accrued interest payable	2,778	2,778	2,707	2,707
Short-term debt	15,789	15,789	5,355	5,355
Subordinated debt	10,191	10,191	9,944	9,944
Long-term debt	45,143	42,714	51,566	49,035

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

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Troubled Debt Restructuring

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7,020,000.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which figure into the environmental factors associated with the allowance. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

	For the nine months ended
	September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	3	$1,008	$1,008
Real Estate	5	5,560	5,560
Home Equity	2	452	452
Credit Cards
Consumer
Total		$7,020	$7,020

	For the three months ended
	September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	-	$-	$-
Real Estate	3	4,254	4,254
Home Equity	1	142	142
Credit Cards
Consumer
		$4,396	$4,396

During the nine months ended September 30, 2011, the Bank modified 10 loans that were considered to be troubled debt restructurings. These modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

F & M BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Troubled Debt Restructuring (continued)

	For the nine months ended
	September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted during the period:
Commercial	2	$623	$623
Real Estate	2	1,306	1,306
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-
		$1,929	$1,929

	For the three months ended
	September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted during the period:
Commercial	2	$623	$623
Real Estate	1	1,040	1,040
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-
		$1,663	$1,663

During the nine months ended September 30, 2011, four loans that had previously been restructured, were in default, three of which went into default in the quarter. One loan restructured in the twelve months prior to September 30, 2010 went into default during the nine months.

Note 8.	Rights Offering

The Company completed a rights offering during the first quarter of 2011 that resulted in the issuance of 179,699 shares totaling $2,381,000 in additional capital.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  For further discussion refer to page 29 in the Management Discussion and Analysis.

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

Core deposit intangibles are amortized on a straight-line basis over ten years. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible would continue to be amortized over the estimated useful life. As of February 2011 the Bank completed its amortization of the core deposit intangible arising from the branch purchase which occurred in February 2001.

Securities Impairment

For a complete discussion of securities impairment see Note 2 of the Notes to Consolidated Financial Statements.

Overview

Net income for the nine months ended September 30, 2011 was $3,255,000 or $1.34 per share, compared to $2,627,000 or $1.14 in the same period in 2010, an increase of 23.91%. During the nine months ended September 30, 2011, noninterest income, exclusive of securities transactions, decreased 2.08% and noninterest expense increased .51% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2011	2010

Net Income from Bank Operations	$3,534	$2,811
Income or (loss) from Parent Company Activities	(279)	(184)
Net Income for the nine months ended September 30	$3,255	2,627

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of securities gains and losses, non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $2,927,000 in 2011 and $2,408,000 in 2010, an increase of 21.55%.  Income from core operations increased in 2011 primarily due to a decrease in interest expense.  A reconciliation of core earnings follows:

In thousands	2011	2010

Net Income	$3,255	$2,627
Non-recurring Tax Items	418	48
Non-recurring Securities Transactions, net of tax	(746)	(267)
Core Earnings for the nine months ended September 30	$2,927	$2,408

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2011 year to date tax equivalent net interest income increased $745,000 or 5.31% compared to the same period in 2010.  The yield on earning assets decreased .19%, while the cost of funds decreased .27% compared to the same period in 2010.  For the three month period ending September 30, 2011, the tax equivalent net interest income increased $246,000 compared to the same period in 2010.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin rising to 3.83%, an increase of .10% when compared to the same period in 2010. While, for the three month period ending September 30, 2011, the tax equivalent net interest margin increased from 3.86% in 2010 to 3.96% in 2011. A schedule of the net interest margin for the nine month and three month periods ended September 30, 2011 and 2010 can be found in Table I on page 33.

The Interest Sensitivity Analysis on page 34 indicates the Company is in an asset sensitive position in the one year time horizon.

Noninterest income, exclusive of securities transactions, decreased $51,000 or 2.08% for the nine month period ending September 30, 2011 and increased $2,000 or .25% for the three month period.  The decrease was primarily due to the reduction in service charge and overdraft fee income.

Noninterest expense increased $49,000 for the nine month period and decreased $173,000 for the three month period of 2011 as compared to 2010. Salary and benefits expense increased $324,000 (6.33%) through September 2011. This increase is due to increases in professional personnel as well as salary increases and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses decreased at an annualized rate of 6.08% for the first nine months of 2011 and 15.99% in the third quarter of 2011 as compared to 2010. The primary reason for the decrease in these expenses relates to the recently enacted revisions to the FDIC Assessment calculation which resulted in an adjustment to the third quarter expense. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (June 30, 2011) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.37% and 2.93% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

Securities

The Company’s securities portfolio serves several purposes.  Portions of the portfolio are held to assist the Company with liquidity, asset liability management and as security for certain public funds and repurchase agreements.

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

During the third quarter of 2011, the Company liquidated its equities securities portfolio resulting in a pre-tax gain of $525,000 and proceeds totaling $2,470,000. These proceeds, along with cash raised in the rights offering (Note 9), were used to retire Company debt. Also, during the third quarter, the Bank liquidated all of its holdings in mortgage back securities at a pre-tax gain totaling $211,000 and proceeds totaling $3,157,000. The proceeds were reinvested in government sponsored agency obligations. These mortgage back securities were liquidated in order to capture gains resulting from the current low interest rate environment and to reposition the portfolio into securities with a fixed principal balance to facilitate pledging needs.

As of September 30, 2011, the market value of securities available for sale exceeded their cost by $45,000. This includes an increase in the value of government obligations held by the Bank.  Investments in debt securities have decreased approximately $678,000 in 2011. The portfolio is made up of primarily agency securities with an average portfolio life of approximately two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities for the remainder of 2011.

In reviewing investments as of September 30, 2011, there were no additional securities which met the definition for other than temporary impairment.  Through the third quarter the bank has recognized $57,000 of other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing.  Management and the Board of Directors review these concentrations quarterly. The first nine months of 2011 resulted in an increase of $7.6 million in the Bank’s core loan portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $12,330,000 at September 30, 2011 compared to $15,834,000 at December 31, 2010.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of September 30, 2011, the Company holds $3,140,000 of real estate which was acquired through foreclosure.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2011	December 31, 2010

Nonaccrual Loans
Real Estate	$3,892	$5,189
Commercial	6,264	1,656
Home Equity	-	715
Other	24	30
	10,180	7,590
Loans past due 90 days or more
Real Estate	1,715	3,021
Commercial	86	4,581
Home Equity	328	588
Other	21	54
	2,150	8,244

Total Nonperforming loans	$12,330	$15,834

Nonperforming loans as a percentage of loans held for investment	2.73%	3.56%

Net Charge Offs to Total Loans	.39%	.53%

Allowance for loan and lease losses to loans held for investment	1.51%	1.30%

Allowance for loan and lease losses to nonperforming loans	55.51%	36.54%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The allowance for loan losses of $6,844,000 at September 30, 2011 is equal to 1.51% of loans held for investment. This compares to an allowance of $5,786,000 (1.30%) at December 31, 2010.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $3,100,000 in the first nine months of 2011. Net charge-offs year to date totaled $2,042,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $20,736,000 since December 31, 2010.  Time deposits increased $6,490,000 during this period while demand deposits and savings deposits increased $14,246,000.  The increase in certificates of deposits is a result of an increase in core time deposits. The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $24.6 million in CDARS funding, an increase of $166,000 since December 31, 2010.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB) and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.

Long-term debt

Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $2,322,000 through September 30, 2011.  There were no additional borrowings through September 30, 2011.

In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance a line of credit previously owed to Silverton Bank as a five year, fixed rate, amortizing loan at 6%.  This amortizing loan was paid in full during the third quarter of 2011.

In August 2009, the Company began issuing Subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of September 30, 2011 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2011, the Company's total risk based capital and leverage ratios were 13.96% and 8.01%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 13.81% and 7.97%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums.

The Company completed a stock rights offering during the first quarter of 2011 that resulted in the issuance of 179,699 shares and $2,381,000 in additional capital.

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

As of September 30, 2011, the Company had a cumulative Gap Rate Sensitivity Ratio of 12.06% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 34.

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

Effect of Newly Issued Accounting Standards

The following is a summary of recent authoritative pronouncements:

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the determination of TDRs and establishes the effective date of TDR disclosure requirements on credit quality and allowance for loan losses. For public companies, this ASU is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 8.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company on January 1, 2011.

 In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010			September 30, 2011			September 30, 2010
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$453,787	$19,626	5.77%	$442,830	$19,498	5.87%	$455,839	$6,566	5.76%	$446,721	$6,551	5.87%
Loans held for sale	26,992	731	3.61%	28,891	873	4.03%	46,464	420	3.62%	40,075	410	4.09%
Federal funds sold	16,818	28	.22%	10,818	18	.22%	3,010	2	.27%	2,066	1	.19%
Interest bearing deposits	2,262	23	1.36%	3,018	20	.88%	1,883	7	1.49%	3,063	7	.91%
Investments
Taxable 3	12,563	210	2.23%	12,457	313	3.35%	11,747	42	1.43%	12,009	83	2.76%
Partially taxable 3	2,332	81	4.63%	3,824	182	6.35%	1,245	11	3.53%	3,467	62	7.15%
Total earning assets	$514,754	$20,699	5.36%	$501,838	$20,904	5.55%	$520,188	$7,048	5.42%	$507,401	$7,114	5.61%
Interest Expense
Demand deposits	117,742	1,248	1.41%	$107,896	$1,465	1.81%	116,348	387	1.33%	$112,941	$502	1.78%
Savings	37,833	145	.51%	35,396	144	.54%	38,560	50	.52%	36,906	49	.53%
Time deposits	215,548	2,755	1.70%	224,841	3,440	2.04%	217,513	909	1.67%	219,105	1,036	1.89%
Short-term debt	6,173	20	.43%	5,956	22	.49%	9,104	11	.48%	6,646	9	.54%
Long-term debt	56,903	1,751	4.10%	63,616	1,798	3.77%	55,099	544	3.95%	64,348	617	3.84%
Total interest bearing liabilities	$434,199	$5,919	1.82%	$437,705	$6,869	2.09%	$436,624	$1,901	1.74%	$439,946	$2,213	2.01%

Tax equivalent net interest income 1		$14,780			$14,035			$5,147			$4,901

Net interest margin			3.83%			3.73%			3.96%			3.86%
________________________________________
1	Interest income on loans includes loan fees.
2	Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4	Average balance information is reflective of historical cost and has not been adjusted for changes in market value
5	Annualized.

 TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2011
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$95,261	$26,035	$101,300	$4,920	$-	$227,516
Installment	7,004	1,097	6,876	61	-	15,038
Real estate for investments	46,491	23,437	121,967	15,599	-	207,494
Real estate held for sale	64,953	-	-	-	-	64,953
Credit cards	2,710	-	-	-	-	2,710
Interest bearing bank deposits	1,657	498	248	-	-	2,403
Investment securities	-	-	11,197	-	-	11,197
Total	$218,076	$51,067	$241,588	$20,580	$-	$531,311

Sources of funds
Interest bearing demand deposits	$-	$30,665	$68,085	$18,709	$-	$117,459
Savings deposits	-	7,836	23,509	7,836	-	39,181
Certificates of deposit $100,000 and over	31,014	21,233	30,725	-	-	82,972
Other certificates of deposit	24,485	52,994	59,944	-	-	137,423
Short-term borrowings	15,789	-	-	-	-	15,789
Long-term borrowings	4,607	16,464	21,643	10,191	-	52,905
Total	$75,895	$129,192	$203,906	$36,736	$-	$445,729

Discrete Gap	$142,181	$(78,125)	$37,682	$(16,156)	$-	$85,582

Cumulative Gap	$142,181	$64,056	$101,738	$85,582	$85,582

Ratio of Cumulative Gap to Total Earning Assets	26.76%	12.06%	19.15%	16.11%	16.11%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2011.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II   Other Information

ITEM 1.	LEGAL PROCEEDINGS	NOT APPLICABLE

ITEM 1A.	RISK FACTORS	NOT APPLICABLE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	NOT APPLICABLE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	NOT APPLICABLE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION	NOT APPLICABLE

ITEM 6.	EXHIBITS

(a)           Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Neil W. Hayslett
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

November 14, 2011