Form 10-K
period 2011-12-31
F&M BANK CORP
filed 2012-03-22
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,225,428 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2011 was approximately $28,374,207 based on the closing sales price of $12.75 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 16, 2012, there were 2,494,598 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2012 (the “Proxy Statement”).

PART I

ITEM 1.    BUSINESS

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its affiliate, Farmers & Merchants Bank (Bank).  TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services, Inc. (FMFS) are wholly owned subsidiaries of Farmers & Merchants Bank. Farmers & Merchants Bank also holds a majority ownership in VBS Mortgage LLC, (VBS).

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

The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers.  TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities.  FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of Farmers & Merchants Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock.

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

Employees

On December 31, 2011, the Bank had 144 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

Regulation and Supervision

General. The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to state member banks of the Federal Reserve System. The stock of F & M Bank Corp. is subject to the registration requirements of the Securities Act of 1934. F & M Bank Corp. is subject to the periodic reporting requirements of the Securities Exchange Act of 1934.  These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission. As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002, which is aimed at improving corporate governance and reporting procedures.  The Company is complying with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

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

Capital Requirements.  The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred stockholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2011 were 10.52% and 14.09%, respectively, significantly above the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2011, was 8.03%, which is significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as the Company and the Bank, the CFPB will coordinate its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve has issued new rules that have the effect of limiting the fees charged to merchants for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments to report for the year ended December 31, 2011.

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

VBS’ offices are located at:

Harrisonburg Office	Woodstock Office
2040 Deyerle Avenue	161 South Main Street
Suite 107	Woodstock, VA 22664
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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

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

Index	2006	2007	2008	2009	2010	2011

F & M Corp	100.00	113.32	113.58	89.17	58.43	57.30
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank Index	100.00	77.71	44.34	43.88	49.17	38.08

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,466,000 and $1,034,000 in 2011 and 2010, respectively. Regular quarterly dividends have been declared for sixty consecutive quarters. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per share to net income per share was 31.41% in 2011, compared to 36.81% in 2010.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2011 totaled 164,132 shares; of this amount, none were repurchased in 2011.

The number of common shareholders of record was approximately 1,774 as of March 16, 2012. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2011			2010
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared(1)	Low	High	Dividends Declared

1st	13.00	15.50	$.15	20.75	26.00	$.15
2nd	12.20	13.99	.15	18.05	22.00	.15
3rd	11.75	15.00	.15	15.15	20.00	.15
4th	12.40	14.00	.15	13.25	16.24	.15
Total			$.60			$.60

(1) Beginning in the third quarter 2010, the dividend is now declared at the board meeting following quarter end. This is a result of a change in practice by our board of directors to declare dividends for a particular quarter following the completion of the quarter instead of prior to quarter end. The timing of actual dividend payments to shareholders remains unchanged.

ITEM 6.     SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Income Statement Data:
Interest and Dividend Income	$27,680	$27,870	$27,516	$25,544	$24,635
Interest Expense	7,719	9,005	10,182	10,498	11,043

Net Interest Income	19,961	18,865	17,334	15,046	13,592
Provision for Loan Losses	4,000	4,300	4,210	815	270

Net Interest Income after Provision for Loan Losses	15,961	14,565	13,124	14,231	13,322
Noninterest Income	3,118	3,249	3,111	3,169	3,215
Securities Gains (Losses)	1,024	349	(1,754)	(1,680)	101
Noninterest Expenses	12,892	12,741	12,188	11,097	10,532

Income before Income Taxes	7,211	5,422	2,293	4,623	6,106
Income Tax Expense	2,523	1,681	339	1,419	1,653
Net Income	$4,688	$3,741	$1,954	$3,204	$4,453

Per Share Data:
Net Income	$1.91	$1.63	$.85	$1.38	$1.89
Dividends Declared	.60	.60	.76	.90	.86
Book Value	18.53	18.31	16.99	15.64	16.71

Balance Sheet Data:
Assets	$566,734	$538,855	$539,223	$472,058	$386,727
Loans Held for Investment	451,570	445,147	434,403	399,233	317,180
Loans Held for Sale	60,543	23,764	31,168	3,780	-
Securities	22,108	24,144	26,220	30,785	36,614
Deposits	435,947	425,051	420,643	342,225	298,560
Short-Term Debt	18,539	5,355	9,085	20,510	12,743
Long-Term Debt	57,298	58,979	63,096	65,331	29,714
Stockholders’ Equity	46,180	42,229	39,002	36,305	39,165
Average Shares Outstanding	2,450	2,299	2,292	2,319	2,360

Financial Ratios:
Return on Average Assets1	.84%	.69%	.38%	.75%	1.17%
Return on Average Equity1	10.41%	9.22%	5.10%	8.50%	11.53%
Net Interest Margin	3.87%	3.77%	3.70%	3.89%	3.94%
Efficiency Ratio 2	55.57%	57.23%	57.74%	58.60%	60.31%
Dividend Payout Ratio	31.41%	36.81%	89.18%	65.01%	45.60%

Capital and Credit Quality Ratios:
Average Equity to Average Assets1	8.14%	7.46%	7.37%	8.85%	10.05%
Allowance for Loan Losses to Loans3	1.54%	1.30%	.88%	.55%	.54%
Nonperforming Loans to Total Assets4	2.61%	2.94%	1.42%	1.01%	1.11%
Nonperforming Assets to Total Assets5	3.15%	3.22%	1.52%	1.01%	1.11%
Net Charge-offs to Total Loans3	.63%	.53%	.59%	.08%	.11%

1	Ratios are primarily based on daily average balances.
2
The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions.

3	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
4	Calculated based on 90 day past due and non-accrual to Total Assets.
5	Calculated based on 90 day past due, non-accrual and OREO to Total Assets

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

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of senior management, and the directors’ loan committee is composed of any four directors, of which at least three are independent directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 (formerly SFAS No. 5) “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 (formerly SFAS No. 114), “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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

Allowances for loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio.  Specific allowances are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002.  As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage.  The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2011 or 2010. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2011, 2010 and 2009.

Core deposit intangibles are amortized on a straight-line basis over a ten year life. Core deposit intangible, net of amortization, amounted to $46,000 and $276,000 at December 31, 2011 and 2010, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life. The core deposit intangible was fully amortized during 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Securities Impairment

The Company follows the guidance in ASC 320-10 and SAB Topic 5M, Other Than Temporary Impairment in evaluating if security impairments are temporary or other than temporary in nature.  This determination is made on an investment by investment basis and includes all available evidence at the time of the determination including the following:

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

The following description provides our revised policies/procedures for the evaluation for Other Than Temporary Impairment (OTTI) beginning with the quarter ended September 30, 2009 and for subsequent periods:

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

•
Secondary consideration is given to historic returns, but only to the extent that this evidence is instructive in determining whether the individual security has shown a history of outperforming (or underperforming) the market (or industry) in prior economic cycles. This factor is only considered when the declines in value were not limited to the individual security, but was prevalent over the broader market. This measure is considered to aid in determining whether OTTI should be recognized earlier, rather than later (ie. a security which underperforms relative to the industry or market will result in early recognition of OTTI). In no event will OTTI recognition be delayed beyond the two year projection period.

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

Declines determined to be other than temporary are charged to operations and included in the other than temporary impairment losses.  There were no such charges for 2011; however there were $65,000 for 2010 and $1,751,000 for 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Overview

The Company’s net income for 2011 totaled $4,688,000 or $1.91 per share, an increase of 25% over $3,741,000 or $1.63 a share in 2010. Return on average equity increased in 2011 to 10.41% versus 9.22% in 2010, while the return on average assets increased from .69% to .84%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and other non-recurring income was $4,373,000 in 2011 versus $3,539,000 in 2010, an increase of 23.6%. Core profitability increased due to the growth in the net interest margin which was driven by reduced interest expense.

See page 10 for a five-year summary of selected financial data.

Changes in Net Income per Common Share

	2011 to 2010	2010 to 2009
Prior Year Net Income Per Share	$1.63	$.85
Change from differences in:
Net interest income	.45	.67
Provision for credit losses	.12	(.04)
Noninterest income, excluding securities gains	(.05)	.06
Securities gains	.28	.91
Noninterest expenses	(.06)	(.24)
Income taxes	(.34)	(.58)
Effect of rights offering	(.12)	-
Total Change	.28	.78
Net Income Per Share	$1.91	$1.63

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2011 was $19,921,000 representing an increase of $1,096,000 or 5.81% over the prior year.  An 8.83% increase in 2010 versus 2009 resulted in total net interest income of $18,865,000. In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 16), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.

Tax equivalent income on earning assets decreased $219,000.  Loans held for investment, expressed as a percentage of total earning assets, decreased slightly in 2011 to 87.35% as compared to 87.92% in 2010.  During 2011, yields on earning assets decreased 20 basis points (BP), primarily due to a 13BP decrease in the yield on loans held for investment. This decrease is consistent with declining market rates resulting from Federal Reserve interest rate cuts and a slowing economy. The average cost of interest bearing liabilities decreased 29BP in 2011, following a decrease of 42BP in 2010. The decrease in average cost resulted from maturing liabilities repricing at lower rates following action by the Federal Reserve’s Federal Open Market Committee (FOMC), which cut the Federal Funds rate on seven occasions in 2008. These rate cuts were in response to the aforementioned slowing in the national economy following the subprime mortgage crisis and resulting capital markets crisis. To date the economy has continued to struggle and the FOMC has conducted monetary policy designed to keep short-term rates at historically low levels.  Recently the FOMC announced its intention to keep short term interest rates at these historically low levels until 2014.

The analysis on the next page reveals an increase in net interest margin to 3.87% in 2011 primarily due to changes in balance sheet leverage as the decline in yields on earning assets (20BP) is less than the decline in the cost of funds on interest bearing liabilities (29BP).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Consolidated Average Balances, Yields and Rates1

	2011			2010			2009
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$174,748	$8,992	5.15%	$180,292	$9,474	5.25%	$172,883	$9,382	5.43%
Real estate	254,641	15,198	5.97%	236,318	14,502	6.14%	217,677	13,473	6.19%
Installment	24,022	1,872	7.79%	26,831	2,086	7.77%	28,945	2,663	9.20%

Loans held for investment4	453,411	26,062	5.75%	443,441	26,062	5.88%	419,505	25,518	6.08%
Loans held for sale	36,277	1,331	3.67%	32,503	1,300	4.00%	29,619	1,169	3.95%

Investment securities3
Fully taxable	12,246	259	2.11%	12,298	420	3.42%	15,602	720	4.61%
Partially taxable	1,321	89	6.74%	3,722	189	5.08%	3,542	267	7.54%
Tax exempt	-	-	-	-	-	-	38	3	7.89%

Total investment securities	13,567	348	2.57%	16,020	609	3.80%	19,182	990	5.16%

Interest bearing deposits in banks	2,773	29	1.05%	2,997	26	.87%	924	16	1.73%
Federal funds sold	13,050	29	.22%	9,390	21	.22%	3,964	7	.18%
Total Earning Assets	519,078	27,799	5.36%	504,351	28,018	5.56%	473,194	27,700	5.85%

Allowance for loan losses	(6,558)			(4,990)			(3,132)
Nonearning assets	40,929			44,700			37,962
Total Assets	$553,449			$544,061			$508,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$119,453	$1,599	1.34%	$110,814	$1,939	1.75%	$78,556	$1,306	1.66%
Savings	38,248	191	.50%	35,666	191	.54%	32,650	202	.62%
Time deposits	215,164	3,606	1.68%	222,919	4,426	1.99%	218,396	6,294	2.88%

Total interest bearing deposits	372,865	5,396	1.45%	369,399	6,556	1.77%	329,602	7,802	2.37%

Short-term debt	8,845	40	.45%	6,035	29	.48%	14,700	78	.53%
Long-term debt	56,258	2,282	4.06%	63,565	2,421	3.81%	67,320	2,302	3.42%

Total interest bearing liabilities	437,968	7,718	1.76%	438,999	9,006	2.05%	411,622	10,182	2.47%

Noninterest bearing deposits	68,141			56,328			51,124
Other liabilities	2,272			8,166			6,929

Total liabilities	508,381			503,493			469,675
Stockholders’ equity	45,068			40,568			38,349

Total liabilities and stockholders’ equity	$553,449			$544,061			$508,024

Net interest earnings		$20,081			$19,012			$17,518

Net yield on interest earning assets (NIM)			3.87%			3.77%			3.70%

1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table illustrates the effect of changes in volumes and rates.

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$586	$(586)	$-	$1,455	$(911)	$544
Loans held for sale	151	(120)	31	114	17	131
Investment securities
Taxable	(2)	(159)	(161)	(152)	(148)	(300)
Partially taxable	(122)	22	(100)	14	(92)	(78)
Tax exempt	-	-	-	(3)	-	(3)

Interest bearing deposits in banks	(2)	5	3	36	(26)	10
Federal funds sold	8	-	8	10	4	14
Total Interest Income	619	(838)	(219)	1,474	(1,156)	318

Interest expense
Deposits
Demand	151	(491)	(340)	535	98	633
Savings	14	(14)	-	19	(30)	(11)
Time deposits	(154)	(666)	(820)	(3,348)	1,480	(1,868)

Short-term debt	13	(2)	11	(46)	(3)	(49)
Long-term debt	(278)	139	(139)	(128)	247	119
Total Interest Expense	(254)	(1,034)	(1,288)	(2,968)	1,792	(1,176)
Net Interest Income	$873	$196	$1,069	$4,442	$(2,948)	$1,494

Note:  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income decreased $219,000 or .78% in 2011, after increasing 1.15% or $318,000 in 2010. Overall, the yield on earning assets decreased .20%, from 5.56% to 5.36%. Average loans outstanding grew during 2011, with average loans outstanding increasing $9,970,000 to $453,411,000.  Real estate loans increased 7.75%, commercial loans decreased 3.08%. Lending conditions within the market were sluggish for the year as a result of the slow economy; virtually all of the growth in the loan portfolio came from repurchasing loans that had previously been sold to other financial institutions. The remainder of the increase is attributed to the fact that many banks within the market appear to have pulled back on lending due to rising loan losses, exposure to subprime lending, or reduced capital positions.

Average total securities, yielding 2.57%, decreased $2,453,000 during 2011. Proceeds from the sale and maturity of investment securities were used to fund (in part) the growth in the loan portfolio. Income on loans held for sale totaled $1,331,000, as compared to the $1,300,000 during 2010.  This category is made up of loans originated by VBS Mortgage and loans that are purchased from a bank that has a large secondary market lending presence (Gateway Bank, California). The Gateway arrangement has been used for several years as a higher yielding alternative to federal funds sold. As market rates began to fall in the early part of 2009 the volume of mortgage loan refinancing increased for both VBS Mortgage and Gateway. This trend continued throughout 2010 and 2011.These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

GAAP Financial Measurements: (Dollars in thousands).	2011	2010	2009
Interest Income – Loans	$27,295	$27,256	$26,563
Interest Income - Securities and Other Interest-Earnings Assets	384	615	976
Interest Expense – Deposits	5,396	6,556	7,802
Interest Expense - Other Borrowings	2,322	2,450	2,380
Total Net Interest Income	19,961	18,865	17,357

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	98	106	125
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	22	41	36
Total Tax Benefit on Tax-Exempt Interest Income	120	147	161
Tax-Equivalent Net Interest Income	$20,081	$19,012	$17,518

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest Expense

Interest expense decreased $1,287,000 or 14.29% during 2011, which followed an 11.55% decrease or $1,176,000 in 2010. The average cost of funds of 1.76% decreased .29% compared to 2010. Average interest bearing liabilities decreased $1,031,000 in 2011 following an increase of $27,377,000 in 2010.  The decrease in interest bearing liabilities was primarily the result of a decrease in time deposits and long term debt. Time deposits decreased primarily due to a decrease in CDARS, Certificate of Deposit Account Registry Service (CDARS), which through reciprocal agreements among banks allows customers to gain access to significantly higher levels of FDIC deposit insurance coverage. Long term debt decreased through normal debt repayment and decreased reliance on debt to fund loan originations due to increasing core deposits.  Due to declining rates, both locally and nationally, the expense associated with time deposits decreased $820,000 (18.5%) in 2011. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 17.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Exclusive of securities transactions, non-interest income decreased 4.03% (161,000) in 2011 following an increase of 4.44% in 2010.  Service charges on deposit accounts decreased $90,000, primarily due to a decrease in overdraft charges. All of the decrease occurred following the implementation of Reg. E which required customers to Opt-In to allowing debit card transactions to create account overdrafts. Other operating income decreased $88,000. This category includes a number of revenue items; however the largest category is debit card revenue. In 2011 debit card revenue totaled $667,000 versus $618,000 in 2010 an increase of $49,000 which was offset by a $149,000 decrease related to Low Income Housing project.

Securities transactions in 2011 resulted in net gains of $1,025,000, which was primarily a result of the sale of the equities portfolio. This followed a gain of $349,000 in 2010, including $65,000 in write downs due to Other Than Temporary Impairment (OTTI) losses. Typically securities are considered impaired when their value has been significantly below cost for over a year.

Noninterest Expense

Noninterest expenses increased from $12,741,000 in 2010 to $12,892,000 in 2011, a 1.19% increase.  Salary and benefits increased 8.70% to $7,328,000 in 2011, following a .21% increase in 2010.  The FDIC insurance assessment decreased $436,000 in 2011 to $772,000. This decrease was a result of the change in the assessment calculation. Other operating expenses increased $235,000 in 2011, following a $281,000 increase in 2010.  Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.33%, 2.36%, and 2.41%, in 2011, 2010 and 2009, respectively. Peer group averages have ranged between 3.09% and 3.17% over the same time period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience.  This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $4,300,000 in 2010 to $4,000,000 in 2011. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $2,849,000 in 2011 and $2,350,000 in 2010. Loan losses as a percentage of average loans held for investment totaled .63% and .53% in 2011 and 2010, respectively. As stated in the most recently available Bank Holding Company Performance Report (BHCPR), this loss rate is significantly better than peer group averages which were .79% in 2011 and 1.01% in 2010.

Balance Sheet

Total assets increased 5.17% during the year to $566,734,000, an increase of $27,879,000 from $538,855,000 in 2010.  Earning assets increased 2.92% or $14,727,000 to $519,078,000 at December 31, 2011. Virtually all of the increase in average earning assets resulted from growth in the loan portfolio, average loans held for investment increased $9,970,000 and average loans held for sale increased $3,774,000. Average deposits grew $15,279,000 for 2011 or 3.59%, much of the growth resulted from the growth in noninterest bearing demand deposits. The Company continues to utilize its assets well with 93.79% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities decreased 15.31% in 2011 to $13,567,000.  Proceeds from the sale or maturity of investments were used in part to support loan growth and for debt repayment.  At year end, 2.61% of average earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 2.57% for 2011, down from 3.80% in 2010. The decline can be attributed to maturing securities being reinvested at lower rates, due to market conditions.

The Company recognized gains totaling $813,000 on its equities portfolio which was liquidated in 2011.  Gains on sales from the subsidiary Bank’s bond portfolio totaled $211,000 in 2011.  There were no Other Than Temporary Impairment (OTTI) write-downs in 2011.  Additional information on the securities impairment write-downs can be found on page 14 under the caption “Securities Impairment” and page 19 under the caption “Noninterest Income”.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2011	2010	2009

Available for Sale1
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$11,064	$8,001	$6,012
Municipal
Mortgage-backed2	2,063	3,931	6,170
Corporate bonds	-	-	505
Marketable equity securities	-	3,315	3,742
Total	13,127	15,247	16,429

Held to Maturity
U.S. Treasury and Agency	108	109	110
Total	108	109	110

Other Equity Investments	8,872	8,789	9,681
Total Securities	$22,107	$24,145	$26,220
__________
1        At estimated fair value.  See Note 4 to the Consolidated Financial Statements for amortized cost.
2        Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2011 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment, see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Over
	Than one Year		Five Years		Five Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury, Agency & GSE	$-		$11,064	.81%	$-		$11,064	.81%
Municipal
Mortgage-backed					2,063	1.99%	2,063	1.99%
Corporate bonds
Total	$-		$11,064	.81%	$2,063	1.99%	$13,127	1.00%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$108	1.37%					$108	1.37%
Total	$108	1.37%					$108	1.37%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Analysis of Loan Portfolio

The Company’s portfolio of loans held for investment totaled $451,570,000 at December 31, 2011 compared with $445,147,000 at the beginning of the year.  The Company’s policy has been to make conservative loans that are held for future interest income.  Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased 10.84% during 2011 to $170,156,000. Real estate mortgages increased $3,118,000 (1.64%). Growth has included a variety of loan and collateral types including residential real estate and real estate development.

Construction loans decreased $7,113,000 or 8.97%. The decline in construction loans resulted from the slower economy which reduced construction within the Bank’s primary market area and efforts by management to reduce its concentration levels in construction lending. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans decreased $6,028,000.  This category includes personal loans, auto loans and other loans to individuals. This category continues to suffer from strong competition by other providers of automobile financing.  Credit card balances increased $41,000 to $2,812,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007

Real estate – mortgage	$193,280	$190,162	$180,990	$161,224	$141,836
Real estate – construction	72,224	79,337	86,320	71,259	51,301
Consumer installment	13,015	19,043	19,247	22,792	18,772
Commercial	141,014	121,490	115,638	115,297	86,048
Agricultural	15,985	19,761	19,355	18,711	15,701
Multi-family residential	13,157	12,259	10,391	7,898	1,412
Credit cards	2,812	2,771	2,356	1,940	1,800
Other	83	324	106	112	310
Total Loans	$451,570	$445,147	$434,403	$399,233	$317,180

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2011:

(Dollars in thousands)	Less Than 1 Year	1-5 Years	Over 5 Years	Total

Commercial and
agricultural loans	$51,731	$100,472	$4 796	$156,999
Multi-family residential	6,234	6,923	-	13,157
Real Estate – mortgage	68,510	108,520	16,250	193,280
Real Estate – construction	66,561	5,599	64	72,224
Consumer – installment/other	9,049	6,803	58	15,910
Total	$202,085	$228,317	$21,168	$451,570

Loans with predetermined rates	19,737	26,800	20,494	67,031
Loans with variable or
adjustable rates	182,348	201,517	674	384,539
Total	$202,085	$228,317	$21,168	$451,570

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Analysis of Loan Portfolio, continued

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value.  If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance.  On approximately 89% of the real estate loans, interest is adjustable after each one, three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Prior to the recent recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property, however due to the slowing economy and declining real estate sales it is estimated that values have been declining since 2008. Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%.  Approximately 89% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2011, there are no industry categories of loans that exceed 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and  loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $14,776,000 at December 31, 2011 compared to $15,834,000 at December 31, 2010.  Approximately 90% of these past due loans are secured by real estate. Although management expects that there will be some loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment.  As of December 31, 2011, the Company holds $3,074,000 of real estate which was acquired through foreclosure, of which approximately $1 million is under contract for sale during the first quarter of 2012.

Problem loans have decreased approximately $1.05 million since December 31, 2010.

The following is a summary of information pertaining to risk elements and impaired loans:

(Dollars in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Nonaccrual Loans:
Real Estate	$7,671	$3,892	$2,896	$5,628	$5,189
Commercial	5,888	6,264	4,729	5,454	1,656
Home Equity	266	-	366	675	715
Other	39	24	1,769	1,107	30

Loans past due 90 days or more:
Real Estate	646	1,715	1,781	1,466	3,021
Commercial	-	86	315	255	4,581
Home Equity	260	328	468	411	588
Other	6	21	76	21	54

Total Nonperforming loans	$14,776	$12,330	$12,400	$15,017	$15,834

Nonperforming loans as a percentage of loans held for investment	3.27%	2.73%	2.70%	3.32%	3.56%

Net Charge Offs to Total Loans Held for Investment	.63%	.45%	.32%	.17%	.53%

Allowance for loan and lease losses to nonperforming loans	46.95%	55.51%	52.48%	40.59%	36.54%

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2011, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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

The allowance for loan losses of $6,937,000 at December 31, 2011 is equal to 1.54% of total loans held for investment.  This compares to an allowance of $5,786,000 (1.30%) at December 31, 2010 and .88% at December 31, 2009.  Management and the Board of Directors have made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio. While the overall level of the allowance remains below peer group averages, management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $2,849,000 in 2011 which is equivalent to .63% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .56%, compared to a 1.06% loss rate for its peer group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2011	2010	2009	2008	2007

Balance at beginning of period	$5,786	$3,836	$2,189	$1,703	$1,791
Provision charged to expenses	4,000	4,300	4,210	815	270
Loan losses:
Commercial	804	1,541	1,110	294	331
Installment	196	211	193	106	119
Real estate	2,043	731	1,336	-	-
Total loan losses	3,043	2,483	2,639	400	450
Recoveries:
Commercial	88	54	10	7	9
Installment	68	77	63	63	83
Real estate	38	2	3	1	-
Total recoveries	194	133	76	71	92
Net loan losses	(2,849)	(2,350)	(2,563)	(329)	(358)
Balance at end of period	$6,937	$5,786	$3,836	$2,189	$1,703

Allowance for loan losses as a
percentage of loans	1.54%	1.30%	.88%	.55%	.54%

Net loan losses to loans outstanding	.63%	.53%	.59%	.08%	.11%

Refer to Note 6 to the Consolidated Financial Statements for the allocation of the allowance for loan losses.

Deposits and Borrowings

The Bank recognized an increase in year-end deposits in 2011 of 2.56%.  The average deposit balances and average rates paid for 2011, 2010 and 2009 were as follows:

Average Deposits and Rates Paid
(Dollars in thousands)

	December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$68,141		$56,328		$51,124

Interest-bearing:
Interest Checking	$119,453	1.34%	$110,814	1.75%	$78,556	1.66%
Savings Accounts	38,248	.50%	35,666	.54%	32,650	.62%
Time Deposits:
CDARS	22,775	1.04%	37,102	1.08%	28,667	1.55%
$100,000 or more	73,299	1.59%	83,669	1.34%	92,414	1.99%
Less than $100,000	119,090	1.85%	102,147	2.84%	97,315	4.12%
Total Interest-bearing	372,865	1.45%	369,398	1.77%	329,602	2.37%
Total deposits	$441,006	1.22%	$425,726	1.54%	$380,726	2.05%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits and Borrowings, continued

This Discussion relates to table of Average balances on the previous page.  Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $11,813,000 or 20.97% from $56,328,000 at December 31, 2010 to $68,141,000 at December 31, 2011. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $3,467,000 or .94% from $369,398,000 at December 31, 2010 to $372,865,000 at December 31, 2011. Total interest checking (including money market) account balances increased $8,639,000 or 7.80% from $110,814,000 at December 31, 2010 to $119,453,000 at December 31, 2011.   Total savings account balances increased $2,582,000 or 7.24% from $35,666,000 at December 31, 2010 to $38,248,000 at December 31, 2011.

Time deposits increased $6,573,000 or 3.54% from $185,816,000 at December 31, 2010 to $192,389,000 at December 31, 2011. This is comprised of a decrease in certificates of deposit of $100,000 and more of $10,370,000 or 12.39% from $83,669,000 at December 31, 2010 to $73,299,000 at December 31, 2011, an increase in certificates of deposit of less than $100,000 of $16,943,000 or 16.59% from $102,147,000 at December 31, 2010 to $119,090,000 at December 31, 2011 and a decrease in CDARs deposits of $14,327,000 or 38.62% from $37,102,000 at December 31, 2010 to $22,775,000 at December 31, 2011.  The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2011	2010

Less than 3 months	$9,643	$6,426
3 to 12 months	21,601	41,712
1 year to 5 years	35,294	31,922

Total	$66,538	$80,060

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) borrowings and the issue of Subordinated Debt. Repurchase agreements continue to be an important source of funding and provide commercial customers the opportunity to earn market rates of interest on funds that are secured by specific securities owned by the Bank. See Note 11 (Short Term Debt) to the Consolidated Financial Statements for short term borrowing disclosures.

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Bank borrowed $5,000,000 in 2011 and $11,250,000 in 2010 in long term loans. Repayment of amortizing and fixed maturity loans through FHLB totaled $2,928,000 for the year.  These loans carry an average rate of 2.78% at December 31, 2011.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2011
		One Year	Three Years
	Less than	Through	Through	More than
	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreements to repurchase	3,539	-	-	-	3,539
Subordinated Debt	-	-	956	9,235	10,191
Total	$3,539	$-	$956	$9,235	$13,730

The $62,107,000 in outstanding FHLB advances is comprised of twelve advances. Note 12 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Stockholder’s Equity

Total stockholders' equity increased $3,950,000 or 9.35% in 2011.  While net income totaled $4,688,191, noncontrolling interest net income totaled $61,525, sales of common stock totaled $2,478,000 (including $2,381,000 from a rights offering) and changes in other comprehensive income decreased $1,780,000, and capital was reduced by dividends ($1.466 million).  As of December 31, 2011, book value per share was $18.53 compared to $18.31 as of December 31, 2010. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Simply stated, the riskier an entity's investments, the more capital it is required to maintain.  The Bank, as well as the Company, is required to maintain these minimum capital levels.  The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At December 31, 2011, the Company had Tier I capital of 10.52% of risk weighted assets and combined Tier I and II capital of 14.09% of risk weighted assets.  Regulatory minimums at this date were 4% and 8%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition.  At December 31, 2011, the Company reported a leverage ratio of 8.03%.  The Bank's leverage ratio was also substantially above the minimum.

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin increased .10% in 2011 following an increase of .07% in 2010.  Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve has cut short term rates a total of 5.00% to a target of 0 to .25%.

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

Liquidity as of December 31, 2011 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources.  Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.  The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans.  The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Market Risk Management, continued

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2011.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 17.06% of total earning assets, compared to 17.87% in 2010. Approximately 50.28% of rate sensitive assets and 39.84% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $8,678,000 during the year, while total earning assets increased $25,186,000. Growth in the loan portfolio was concentrated in real estate secured loans, including both amortizing residential and commercial loans which typically have an initial rate adjustment period of three to five years and construction loans which typically have a term of one year and a rate that floats with the prime rate. Short term liabilities increased $23,649,000, while total interest bearing liabilities increased $8,509,000. The increase in short term liabilities is primarily due to increased FHLB Daily Rate Credit borrowing used to fund increases in Loans Held for Sale.  Due to the relatively flat yield curve, management has aggressively cut deposit rates and has lengthened the term on some of its fixed rate borrowings with the FHLB.  These actions and the increase in interest bearing deposits (which are allocated based on FDICIA 305) have resulted in the increase in the positive GAP position in the one year time period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2011, in which the Company’s assets and liabilities are subject to repricing:

(Dollars in thousands)	1-90 Days	91-365 Days	1-5 Years	Over 5 Years	Not Classified	Total

Rate Sensitive Assets:
Loans held for investment	$143,077	$56,195	$228,317	$21,168	$-	$448,757
Loans held for sale	60,543	-	-	-	-	60,543
Federal Funds Sold	2,181	-	-	-	-	2,181
Investments securities	-	108	11,064	2,063	-	13,235
Credit Cards	2,813	-	-	-	-	2,813
Interest bearing bank deposits	940	-	248	-	-	1,188
Total	209,554	56,303	239,629	23,231	-	528,717

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	31,924	70,599	19,337	-	121,860
Savings	-	7,988	23,964	7,988	-	39,940
Certificates of deposit $100,000 and over	9,643	21,601	35,294			66,538
Other certificates of deposit	24,353	43,241	69,226	-	-	136,820

Total Deposits	33,996	104,754	199,083	27,325	-	365,158
Short-term debt	18,539	-	-	-	-	18,539
Long-term debt	9,607	8,786	29,670	9,235	-	57,298
Total	62,142	113,540	228,753	36,560	-	440,995

Discrete Gap	147,412	(57,237)	10,876	(13,329)		87,722
Cumulative Gap	147,412	90,175	101,051	87,722
As a % of Earning Assets	27.88%	17.06%	19.11%	16.59%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Recent Accounting Pronouncements

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 6 to the Consolidated Financial Statements.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 7 to the Consolidated Financial Statements.

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2011 and 2010:

	2011
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$7,067	$7,026	$6,994	$6,593	$27,680
Interest Expense	1,800	1,901	1,986	2,032	7,719

Net Interest Income	5,267	5,125	5,008	4,561	19,961
Provision for Loan Losses	900	900	1,100	1,100	4,000

Net Interest Income after Provision,
For Loan Losses	4,367	4,225	3,908	3,461	15,961

Non-Interest Income	755	1,527	1,068	792	4,142
Non-Interest Expense	3,197	3,084	3,339	3,272	12,892

Income before taxes	1,925	2,668	1,637	981	7,211
Income Tax Expense	492	1,330	406	295	2,523

Net Income	$1,433	$1,338	$1,231	$686	$4,688

Net Income Per Share	$.59	$.54	$.49	$.29	$1.91

	2010
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$7,086	$7,075	$6,902	$6,807	$27,870
Interest Expense	2,136	2,213	2,252	2,404	9,005

Net Interest Income	4,950	4,862	4,650	4,403	18,865
Provision for Loan Losses	1,200	1,300	900	900	4,300

Net Interest Income after Provision,
For Loan Losses	3,750	3,562	3,750	3,503	14,565

Non-Interest Income	853	1,094	895	756	3,598
Non-Interest Expense	3,095	3,257	3,243	3,146	12,741

Income before taxes	1,508	1,399	1,402	1,113	5,422
Income Tax Expense	394	508	422	357	1,681

Net Income	$1,114	$891	$980	$756	$3,741

Net Income Per Share	$.48	$.39	$.43	$.33	$1.63

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks (notes 3 and 15)	$6,813,243	$4,585,693
Federal funds sold	2,180,601	16,338,229
Cash and cash equivalents	8,993,844	20,923,922

Interest bearing deposits (note 15)	1,187,996	2,926,978
Securities:
Held to maturity - fair value of $108,305 and $108,974 in 2011 and 2010, respectively (note 4)	108,305	108,974
Available for sale (note 4)	13,126,889	15,246,524
Other investments (note 4)	8,872,427	8,788,997
Loans held for sale	60,542,812	23,764,237
Loans held for investment (notes 5)	451,570,491	445,147,227
Less allowance for loan losses (note 6)	(6,936,904)	(5,785,633)
Net Loans Held for Investment	444,633,587	439,361,594

Other real estate owned (note 9)	3,074,199	1,513,199
Bank premises and equipment, net (note 8)	6,477,083	6,792,494
Interest receivable	1,815,861	2,001,226
Core deposit intangible (note 23)	-	45,771
Goodwill (note 23)	2,669,517	2,669,517
Bank owned life insurance (note 24)	7,179,147	6,883,248
Other assets	8,052,208	7,827,883
Total Assets	$566,733,875	$538,854,564

Liabilities
Deposits: (note 10)
Noninterest bearing	$70,789,406	$58,497,146
Interest bearing:
Demand	96,682,549	94,090,825
Money market accounts	25,176,657	22,798,543
Savings	39,939,717	35,759,634
Time deposits over $100,000	66,538,191	80,060,033
All other time deposits	136,820,103	133,844,576
Total Deposits	435,946,623	425,050,757

Short-term debt (note 11)	18,538,963	5,354,992
Accrued liabilities	8,770,427	7,240,003
Subordinated debt	10,191,000	9,944,000
Long-term debt (note 12)	47,107,143	49,035,464
Total Liabilities	520,554,156	496,625,216

Commitments and Contingencies (note 16)

Stockholders’ Equity (Note 22)
Common stock $5 par value, 6,000,000 shares authorized, 2,492,716 and
2,306,086 shares issued and outstanding for 2011 and 2010, respectively	12,463,580	11,530,430
Retained earnings (note 19)	35,552,092	30,837,090
Noncontrolling interest	216,165	186,133
Accumulated other comprehensive income (loss)	(2,052,118)	(324,305)
Total Stockholders' Equity	46,179,719	42,229,348
Total Liabilities and Stockholders' Equity	$566,733,875	$538,854,564

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2011, 2010 and 2009

	2011	2010	2009
Interest and Dividend Income
Interest and fees on loans held for investment	$25,964,303	$25,955,716	$25,393,347
Interest on loans held for sale	1,331,055	1,300,373	1,169,228
Interest on deposits and federal funds sold	58,385	46,715	23,533
Interest on debt securities	193,554	369,932	697,982
Dividends on equity securities	132,882	197,737	231,838
Total Interest and Dividend Income	27,680,179	27,870,473	27,515,928

Interest Expense
Interest on demand deposits	1,598,793	1,939,352	1,306,439
Interest on savings deposits	191,428	190,838	202,027
Interest on time deposits over $100,000	1,163,079	1,120,415	1,551,360
Interest on all other time deposits	2,443,329	3,305,294	4,742,443

Total interest on deposits	5,396,629	6,555,899	7,802,269
Interest on short-term debt	40,288	28,485	77,818
Interest on long-term debt	2,281,734	2,421,159	2,302,246
Total Interest Expense	7,718,651	9,005,543	10,182,333

Net Interest Income	19,961,528	18,864,930	17,333,595

Provision for Loan losses (note 6)	4,000,000	4,300,000	4,210,000

Net Interest Income After Provision for Loan Losses	15,961,528	14,564,930	13,123,595

Noninterest Income
Service charges on deposit accounts	1,102,909	1,193,081	1,292,965
Insurance and other commissions	548,548	548,828	476,734
Other operating income	1,173,371	1,260,900	1,086,890
Income on bank owned life insurance	353,367	336,727	330,756
Other than temporary impairment losses	-	(65,158)	(1,751,169)
Gain (loss) on the sale of securities (note 4)	1,024,539	413,970	(2,424)
Total Noninterest Income	4,202,734	3,688,348	1,433,752

Noninterest Expenses
Salaries	5,537,557	5,126,414	5,037,699
Employee benefits (note 14)	1,790,665	1,615,222	1,690,834
Occupancy expense	543,220	551,334	563,923
Equipment expense	593,483	590,822	592,075
Amortization of intangibles (notes 2 and 23)	45,771	275,942	275,942
FDIC insurance assessment	771,696	1,207,333	934,864
Other real estate owned expenses	210,345
Other operating expenses	3,399,081	3,374,177	3,092,799
Total Noninterest Expenses	12,891,818	12,741,244	12,188,136

Income before Income Taxes	7,272,444	5,512,034	2,369,211

Income Tax Expense (note 13)	2,522,728	1,681,392	339,309

Consolidated Net Income	4,749,716	3,830,642	2,029,902

Net Income - Noncontrolling interest	(61,525)	(89,982)	(75,880)
Net Income-F & M Bank Corp.	$4,688,191	$3,740,660	$1,954,022

Per Share Data
Net Income	1.91	1.63	.85
Cash Dividends	.60	.60	.84
Average Common Shares Outstanding	2,449,864	2,299,294	2,291,845

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2011, 2010 and 2009

	Common Stock	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2008	$11,447,485	$27,686,745	$46,829	$(2,876,256)	$36,304,803

Comprehensive Income:
Net income		1,954,022	75,880		2,029,902
Minority Interest Contributed Capital (Distributions)
Net change in other comprehensive income (note 2)				2,291,620	2,291,620
Total Comprehensive Income					4,321,522

Dividends on common stock		(1,742,637)			(1,742,637)
Stock issued (8,478 shares)	38,390	134,680			173,070
Stock repurchased (2,122 shares)	(10,610)	(43,666)	-	-	(54,276)

Balance December 31, 2009	11,475,265	27,989,144	122,709	(584,636)	39,002,482

Comprehensive Income:
Net income		3,740,660	89,982		3,830,642
Minority Interest Contributed Capital (Distributions)			(26,558)		(26,558)
Net change in other comprehensive income (note 2)				260,331	260,331
Total Comprehensive Income					4,064,415

Dividends on common stock		(1,033,632)			(1,033,632)
Stock issued (11,033 shares)	55,165	140,918	-	-	196,083

Balance December 31, 2010	11,530,430	30,837,090	186,133	(324,305)	42,229,348

Comprehensive Income:
Net income		4,688,191	61,525		4,749,716
Minority Interest Contributed Capital (Distributions)			(31,493)		(31,493)
Prepaid pension adjustment		(52,093)			(52,093)
Net change in other comprehensive income (note 2)				(1,727,813)	(1,727,813)
Total Comprehensive Income					2,938,317

Dividends on common stock		(1,466,271)			(1,466,271)
Stock issued (186,630 shares)	933,150	1,545,175	-	-	2,478,325

Balance December 31, 2011	$12,463,580	$35,552,092	$216,165	$(2,052,118)	$46,179,719

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$4,688,191	$3,740,660	$1,954,022
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
(Gain) loss on the sale of securities	(1,024,539)	(413,970)	2,424
Other than temporary impairment losses	-	65,158	1,751,169
Depreciation	607,140	635,706	654,401
Amortization (Accretion) of securities	71,855	50,031	27,383
Net decrease (increase) in loans held for sale	(36,778,575)	7,403,526	(27,387,476)
Provision for loan losses	4,000,000	4,300,000	4,210,000
Benefit for deferred taxes	(1,392,538)	(350,392)	(694,041)
(Increase) decrease in interest receivable	185,365	36,386	18,550
(Increase) decrease in other assets	(765,002)	710,961	(3,187,314)
Increase (decrease) in accrued expenses	2,523,711	271,196	836,943
Amortization of limited partnership investments	465,870	407,537	370,808
(Gain) loss on sale of other real estate owned	128,040	(49,828)	-
Amortization of intangibles	45,771	275,942	275,942
Gain on sale of property and equipment	(89,409)	-	-
Income from life insurance investment	(295,899)	(290,167)	(288,818)
Net Cash Provided by (Used in) Operating Activities	(27,630,019)	16,792,746	(21,456,007)

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	1,738,982	(2,862,007)	1,097,294
Purchase of securities held to maturity	-	(110,000)	-
Proceeds from maturities of securities held to maturity	-	110,062	-
Proceeds from maturities of securities available for sale	19,875,231	1,859,712	17,618,208
Proceeds from sales of securities available for sale	4,191,425	23,630,342	32,228
Purchases of securities available for sale	(22,395,643)	(23,149,597)	(12,724,664)
Net increase in loans held for investment	(12,720,338)	(15,912,135)	(38,259,840)
Net purchase of property and equipment	(202,320)	(348,696)	(276,777)
Proceeds from sale of other real estate owned	1,802,034	1,880,285	-
Net Cash Used in Investing Activities	(7,710,629)	(14,902,034)	(32,513,551)

Cash Flows from Financing Activities
Net change in demand and savings deposits	21,442,181	22,728,095	46,713,540
Net change in time deposits	(10,546,315)	(18,320,649)	31,704,568
Net change in short-term debt	13,183,971	(3,729,917)	(11,425,378)
Dividends paid in cash	(1,466,271)	(1,364,449)	(1,932,332)
Proceeds from long-term debt	5,999,000	11,250,000	27,400,000
Proceeds for issuance of subordinated debt	247,000	7,229,000	2,715,000
Payments to repurchase common stock	-	-	(54,276)
Proceeds from issuance of common stock	2,478,325	196,083	173,071
Repayments of long-term debt	(7,927,321)	(22,595,238)	(32,350,131)
Net Cash Provided by (Used in) Financing Activities	23,410,570	(4,607,075)	62,944,062

Net Increase (Decrease) in Cash and Cash Equivalents	(11,930,078)	(2,716,363)	8,974,504

Cash and Cash Equivalents, Beginning of Year	20,923,922	23,640,285	14,665,781
Cash and Cash Equivalents, End of Year	$8,993,844	$20,923,922	$23,640,285

Supplemental Disclosure:
Cash paid for:
Interest expense	$10,308,998	$10,394,986	$10,419,858
Income taxes	1,600,000	720,000	720,000
Transfers from loans to other real estate owned	2,963,814	2,944,033	525,897
Transfers from other real estate owned to fixed assets	-	126,294	-
Noncash exchange of other real estate owned	484,532	-	-

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years).  In addition, state and federal historic rehabilitation credits are generated from some of the partnerships.  Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.  All benefits have been shown as investment income since income tax benefits are the only anticipated benefits of ownership.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

Other Real Estate Owned (OREO)

As of December 31, 2011, we had $3.07 million classified as OREO on the balance sheet, compared to $1.5 million as of December 31, 2010. The table in Note 9 reflects the OREO activity in 2011.  The Company’s policy is to carry OREO on its balance sheet at the lower of cost or market.  Values are reviewed periodically and additional losses are recognized if warranted based on market conditions.

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
December 31, 2011 and 2010

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

Intangible Assets

Core deposit intangibles were amortized on a straight-line basis over ten years which ended in 2011.  Core deposit intangibles, net of amortization totaled $0 and $45,771 at December 31, 2011 and 2010, respectively. The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible would continue to be amortized over the estimated useful life.

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

Goodwill totaled $2,669,517 at December 31, 2011 and 2010. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2011, 2010 or 2009.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2011, 2010, and 2009 were $185,793, $191,449, and $223,762, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009

Changes in:
Net income	$4,749,716	$3,830,642	$2,029,902
Minority Interest Contributed Capital (Distributions)	(31,493)	(26,558)	-
Prior Year Prepaid Pension Adjustment	(52,093)	-	-

Pension plan adjustment	(1,677,486)	(38,002)	852,683
Tax effect	570,346	12,921	(289,912)
Pension plan adjustment, net of tax	(1,107,140)	(25,081)	562,771

Unrealized holding gains (losses)
on available-for-sale securities	84,125	781,254	865,875
Other than temporary impairment losses	-	65,158	1,751,169
Reclassification adjustment for (gains) losses
realized in income	(1,024,539)	(413,970)	2,424
Net unrealized gains (losses)	(940,414)	432,442	2,619,468
Tax effect	319,741	(147,030)	(890,619)
Unrealized holding gain (losses), net of tax	(620,673)	285,412	1,728,849
Total other comprehensive income	$2,938,317	$4,064,415	$4,321,522

Earnings per Share

Earnings per share are based on the weighted average number of shares outstanding.  The Company had no potentially dilutive instruments during the three-year period ended December 31, 2011.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

NOTE 3      CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits.  The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2011 and 2010.

NOTE 4      INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U. S. Treasuries	$108,305	$-	$-	$108,305
December 31, 2010
U. S. Treasuries	$108,974	$-	$-	$108,974

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4      INVESTMENT SECURITIES (CONTINUED):

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
Government sponsored enterprises	$11,034,209	$35,517	$5,506	$11,064,220
Mortgage-backed obligations of federal agencies	2,062,669	-	-	2,062,669
Marketable equities	-	-	-	-
Corporate bonds	-	-	-	-
Total Securities Available for Sale	$13,096,878	$35,517	$5,506	$13,126,889

December 31, 2010
Government sponsored enterprises	$7,997,077	$7,020	$3,415	$8,000,682
Mortgage-backed obligations of federal agencies	3,723,928	209,386	2,353	3,930,961
Marketable equities	2,642,833	710,857	38,809	3,314,881
Corporate bonds
Total Securities Available for Sale	$14,363,838	$927,263	$44,577	$15,246,524

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$108,305	$108,305	$-	$-
Due after one year through five years	-	-	11,034,209	11,064,220
Due after five years	-	-	2,062,669	2,062,669
	108,305	108,305	13,096,878	13,126,889
Marketable equities
Total	$108,305	$108,305	$13,096,878	$13,126,889

There were no sales of debt securities during 2011, 2010, or 2009. Following is a table reflecting gains and losses on equity securities:

	2011	2010	2009
Gains	$1,110,960	$506,379	$2,475
Losses	(86,421)	(92,409)	(4,899)
Net Gains	$1,024,539	$413,970	$(2,424)

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $13,127,000 at December 31, 2011 and $8,019,000 at December 31, 2010.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4      INVESTMENT SECURITIES (CONTINUED):

Other investments consist of investments in fourteen low-income housing and historic equity partnerships (carrying basis of $4,331,000), stock in the Federal Home Loan Bank (carrying basis of $3,608,000), and various other investments (carrying basis of $933,000).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The market values of these securities are estimated to approximate their carrying value as of December 31, 2011.   At December 31, 2011, the Company was committed to invest an additional $2,438,813 in five low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2011
Government sponsored enterprises	$5,033	$(6)	$-	$-	$5,033	$(6)
Mortgage backed obligations	-	-	-	-	-	-
Marketable equities	-	-	-	-	-	-
Total	$5,033	$(6)	$-	$-	$5,033	$(6)

2010
Government sponsored enterprises	$2,004	$(4)	$-	$-	$2,004	$(4)
Mortgage backed obligations	-	-	260	(2)	260	(2)
Marketable equities	-	-	575	(39)	575	(39)
Total	$2,004	$(4)	$835	$(41)	$2,839	$(45)

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

The Company recognized other-than-temporary impairment losses of $0, $65,000, and $1,751,000 in the carrying basis of its equity holdings in 2011, 2010, and 2009, respectively. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under ASC 320-10.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5      LOANS:

Loans held for investment as of December 31:

	2011	2010

Commercial	$170,157,443	$153,511,511
Real Estate	208,244,230	214,905,516
Home Equity	57,259,301	54,592,796
Credit cards	2,812,530	2,770,826
Consumer	13,096,987	19,366,578
Total	$451,570,491	$445,147,227

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $168,493,000 and $150,813,000 as of December 31, 2011 and 2010, respectively.  During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
December 31, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Real Estate	$3,174	$3,174	-	$4,493	$190
Commercial	45	45	-	1,064	3
Home Equity	709	709	-	757	30
Other	72	72	-	165	5

Impaired loans with a valuation allowance
Real Estate	5,678	5,678	697	6,107	238
Commercial	568	568	268	948	2
Home Equity	313	313	29	316	21
Other	56	56	8	11	2

Total impaired loans	$10,615	$10,615	$1,002	$13,861	$491

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5      LOANS (CONTINUED):

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Real Estate	$5,680	$5,680	-	$2,015	$84
Commercial	888	888	-	606	19
Home Equity	673	673	-	260	5
Other	247	247	-	292	-

Impaired loans with a valuation allowance
Real Estate	6,942	6,942	1,003	2,881	211
Commercial	1,149	1,149	161	5,013	17
Home Equity	439	439	118	333	11
Other	7	7	1	5	12

Total impaired loans	$16,025	$16,025	$1,283	$11,405	$359

The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase residential mortgage loan participations from Gateway Bank. The loans purchased from Gateway are originated by a network of mortgage loan originators throughout the United States. A take out commitment is in place at the time the loans are purchased.  The Bank receives certain loan documents daily for review, makes its purchase decision and wires funds to Gateway Bank. Typically loans for both VBS Mortgage and Gateway Bank are held on our books for approximately two weeks until purchased by the ultimate holder in the secondary market.

The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.

Loans held for sale as of December 31:

	2011	2010

Real Estate	$60,542,812	$23,764,237

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6      ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(804)	(1,737)	(306)	(106)	(90)	-	(3,043)
Recoveries	88	8	30	25	43	-	194
Provision	559	1,599	325	101	7	1,409	4,000
Ending Balance	$1,567	$1,684	$456	$79	$71	$3,080	$6,937
Individually evaluated for impairment (specific reserve)	268	697	29	-	8	-	1,002
Collectively evaluated for impairment	1,299	987	427	79	63	3,080	5,935

December 31, 2010	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:
Ending Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Individually evaluated for impairment (specific reserve)	161	1,003	118	-	1	-	1,283
Collectively evaluated for impairment	1,563	811	289	59	110	1,671	4,503

Recorded Investment in Loan Receivables (in thousands):

December 31, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$170,157	$208,244	$57,259	$2,813	$13,097	$-	$451,570

Individually evaluated for impairment	$16,009	$32,335	$1,785	$-	$109	$-	$50,238
Collectively evaluated for impairment	$154,148	$175,909	$55,474	$2,813	$12,988	$-	$401,332
December 31, 2010

Loan Receivable:	$153,511	$214,906	$54,593	$2,771	$19,366	$-	$445,147

Individually evaluated for impairment	$12,406	$16,806	$1,538	$-	$1,099	$-	$31,849
Collectively evaluated for impairment	$141,105	$198,100	$53,055	$2,771	$18,267	$-	$413,298

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6      ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Aging of Past Due Loans Receivable (in thousands)

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loan Receivable
December 31, 2011
Commercial	$227	$1,408	$-	$1,635	$5,888	$162,634	$170,157
Real Estate	5,146	5,055	646	10,847	7,671	189,726	208,244
Home Equity	503	98	260	861	266	56,132	57,259
Credit Cards	22	5	-	27	-	2,786	2,813
Consumer	77	85	6	168	39	12,890	13,097
Total	$5,975	$6,651	$912	$13,538	$13,864	$424,168	$451,570

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loan Receivable
December 31, 2010
Commercial	$756	$382	$4,581	$5,719	$1,656	$146,137	$153,512
Real Estate	6,303	1,395	3,021	10,719	5,189	198,998	214,906
Home Equity	1,302	595	588	2,485	715	51,392	54,592
Credit Cards	19	6	-	25	-	2,746	2,771
Consumer	1,240	67	54	1,361	30	17,975	19,366
Total	$9,620	$2,445	$8,244	$20,309	$7,590	$417,248	$445,147

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6      ALLOWANCE FOR LOAN LOSSES (CONTINUED):

	CREDIT QUALITY INDICATORS AS OF DECEMBER 31, 2011
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$120,434	$149,673	$-
Grade 2 - Modest Risk	1,210,869	3,268,553	404,157
Grade 3 - Average Risk	23,199,318	16,417,505	8,052,143
Grade 4 - Acceptable Risk	87,425,163	86,874,168	39,169,616
Grade 5 - Marginally Acceptable	46,945,386	41,144,529	6,151,844
Grade 6 – Watch	12,974,915	5,993,785	1,192,208
Grade 7 - Substandard	36,330,645	16,309,231	2,289,332
Grade 8 - Doubtful	37,500	-	-
Total	$208,244,230	$170,157,444	$57,259,300

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
		Credit Cards	Consumer
Performing		$2,812,530	$13,090,876
Non performing		-	6,111
Total		$2,812,530	$13,096,987

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6      ALLOWANCE FOR LOAN LOSSES (CONTINUED):

	CREDIT QUALITY INDICATORS AS OF DECEMBER 31, 2010
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$69,231	$174,582	$-
Grade 2 - Modest Risk	817,827	1,678,841	574,374
Grade 3 - Average Risk	30,041,586	16,254,057	7,942,935
Grade 4 - Acceptable Risk	107,027,580	77,472,242	37,848,295
Grade 5 - Marginally Acceptable	40,163,358	40,908,350	5,473,349
Grade 6 – Watch	16,785,371	7,781,021	904,542
Grade 7 - Substandard	19,718,886	8,639,726	1,849,301
Grade 8 - Doubtful	281,678	602,691	-
Total	$214,905,517	$153,511,510	$54,592,796

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
		Credit Cards	Consumer
Performing		$2,770,826	$19,311,799
Non performing		-	54,779
Total		$2,770,826	$19,366,578

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
December 31, 2011 and 2010

NOTE 6      ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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

NOTE 7      TROUBLED DEBT RESTRUCTURING

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7,020,000, which had no affect on the allowance for loan losses.

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

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	4	$1,601	$1,601
Real Estate	5	5,375	5,375
Home Equity	2	451	451
Credit Cards
Consumer
Total		$7,427	$7,427

During the twelve months ended December 31, 2011, the Bank modified 11 loans that were considered to be troubled debt restructurings. These modifications  include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7     TROUBLED DEBT RESTRUCTURING (CONTINUED):

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment

Troubled Debt Restructurings that subsequently defaulted during the period:
Commercial	1	$309	$309
Real Estate	2	1,306	1,306
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-

		$1,615	$1,615

During the twelve months ended December 31, 2011, three loans that had previously been restructured, were in default, none of which went into default in the quarter.    One loan restructured in the twelve months prior to December 31, 2010 went into default during the year.  A restructured loan is considered in default when it becomes 90 days past due.

NOTE 8      BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows:

	2011	2010

Land	$1,375,770	$1,488,270
Buildings and improvements	6,524,715	6,696,666
Furniture and equipment	5,330,248	5,064,375
	13,230,733	13,249,311
Less - accumulated depreciation	(6,753,650)	(6,456,817)
Net	$6,477,083	$6,792,494

Provisions for depreciation of $607,140 in 2011, $635,706 in 2010, and $654,401 in 2009 were charged to operations.

NOTE 9      OTHER REAL ESTATE OWNED

The tables below reflect OREO activity for 2011 and 2010:

Other Real Estate Owned (dollars in thousands)
Balance as of January 1, 2011	$1,513,199
Property acquired at foreclosure	2,963,814
Capital improvements on foreclosed property	42,728
Transfers to fixed assets	-
Noncash exchange	484,532
Sales of foreclosed properties	(1,802,034)
Valuation adjustments	(128,040)
Balance as of December 31, 2011	$3,074,199

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 9      OTHER REAL ESTATE OWNED (CONTINUED):

Other Real Estate Owned (dollars in thousands)
Balance as of January 1, 2010	$525,897
Property acquired at foreclosure	2,961,064
Capital improvements on foreclosed property	32,817
Transfers to fixed assets	(126,294)
Noncash exchange	-
Sales of foreclosed properties	(1,880,285)
Valuation adjustments
Balance as of December 31, 2010	$1,513,199

NOTE 10    DEPOSITS:

The composition of deposits at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(in thousands)

Noninterest bearing demand deposits	$70,789,406	$58,497,146

Savings and interest bearing demand deposits:
Interest checking accounts	121,859,206	116,889,368
Savings accounts	39,939,717	35,759,634

Time Deposits:
Balances of less than $100,000	136,820,103	133,844,576
Balances of $100,000 and more	66,538,191	80,060,033

Total Deposits	$435,946,623	$425,050,757

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	$97,738,786
2013	61,565,640
2014	20,106,293
2015	14,637,105
2016 and after	9,310,470
Total	$203,358,294

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11    SHORT-TERM DEBT:

Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2011
Short term note	-	-	-	-	-
Federal funds purchased	7,825,000	-	1,254,400	.93%	-
FHLB daily rate credit	15,000,000	15,000,000	3,191,781	.36%	.36%
Securities sold under agreements to repurchase	5,691,856	3,538,963	4,398,638	.39%	.39%
Totals		$18,538,963	$8,844,819	.45%	.38%
2010
Short term note
Federal funds purchased	4,095,000	-	470,493	.55%	-
FHLB daily rate credit	-	-	-	-	-
Securities sold under agreements to repurchase	7,094,873	5,354,992	5,501,560	.48%	.48%
Totals		$5,354,992	$5,972,053	.52%	.48%
2009
Short term note	750,000	-	$400,000	5.00%	-
Federal funds purchased	14,924,000	-	1,369,148	.80%	-
FHLB daily rate credit	21,002,500	2,800,000	6,890,041	.49%	.36%
Securities sold under agreements to repurchase	9,895,231	6,284,909	6,090,608	.43%	.47%
Totals		$9,084,909	$14,749,797	.62%	.44%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.

As of December 31, 2011, the Company had unsecured lines of credit with correspondent banks totaling $15,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 12    LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $5,000,000 in 2011, $11,250,000 in 2010, and $22,250,000 in 2009. The interest rates on the notes payable are fixed at the time of the advance and range from .52% to 3.66%; the weighted average interest rate was 2.78% and 3.12% at December 31, 2011 and 2010, respectively.  The balance of these obligations at December 31, 2011 was $47,107,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.

In November 2009, the Company entered into an agreement with Page Valley Bank (and several sub-participants) to refinance the Silverton Bank line of credit which was used for general corporate purposes, as a five year, fixed rate, amortizing loan at 6%.  The repayment terms include quarterly payments of $250,000 plus interest beginning in February 2010.  The loan was paid in full in 2011.

In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the ten year note.  As of December 31, 2011 the balance outstanding was $10,191,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio.

The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings and Subordinated debt agreements, as of December 31, 2011 are as follows:

2012	$14,392,857
2013	21,214,286
2014	11,500,000
2015	-
Thereafter	10,191,000
Total	$57,298,143

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 13    INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

	2011	2010	2009
Current expense
Federal	$1,130,190	$2,031,784	$1,033,350
Deferred (benefit) expense
Federal	1,348,005	(415,964)	(678,041)
State	44,533	65,572	(16,000)
Total Deferred (benefit) expense	1,392,538	(350,392)	(694,041)
Total Income Tax Expense	$2,522,728	$1,681,392	$339,309

Amounts in above arising from gains
(losses) on security transactions	$207,342	$56,094	$(550,660)

The deferred tax effects of temporary differences are as follows:
	2011	2010	2009

LIH Partnership Losses	(43,906)	(15,658)	(21,505)
Securities impairment	961,648	50,239	(549,836)
Deferred Tax Asset Valuation Allowance	385,496	-	-
Local & Historic State Credits Recognized	44,533	65,572	(16,000)
Provision for loan losses	(135,662)	(529,905)	(404,016)
Non-qualified deferred compensation	(50,456)	(32,669)	30,072
Depreciation	51,534	(53,330)	48,163
Core deposit intangible amortization	-	(33,113)	(33,113)
Pension expense	231,699	243,639	190,722
Goodwill tax amortization	61,424	61,424	61,424
Secondary accrual on nonaccrual loans	(114,231)	(106,695)	-
Other	459	104	48
Deferred Income Tax Expense (Benefit)	$1,392,538	$(350,392)	$(694,041)

The components of the deferred taxes as of December 31 are as follows:

Deferred Tax Assets:	2011	2010
Allowance for loan losses	$1,659,684	$1,524,022
Split Dollar Life Insurance	5,339	4,892
Nonqualified deferred compensation	428,608	378,152
Secondary accrual on nonaccrual loans	220,925	106,693
Securities impairment	517,548	1,118,078
Core deposit amortization	298,019	298,019
State historic tax credits	10,080	116,332
Securities available for sale	-	(129,337)
Bank owned life insurance	1,067,357	497,012
Other	-	906
Total Assets	$4,207,560	$3,914,769

Deferred Tax Liabilities:	2011	2010
Unearned low income housing credits	$684,461	$723,315
Depreciation	320,315	268,780
Pension	1,242,112	1,010,413
Goodwill tax amortization	665,427	604,003
Securities available for sale	10,204	71,617
Other	28,005	52,002
Total Liabilities	2,950,524	2,730,130
Deferred Tax Asset (Liability)	$1,257,036	$1,184,639

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 13    INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2011	2010	2009
Tax expense at federal statutory rates	$2,451,712	$1,843,498	$779,734
Increases (decreases) in taxes resulting from:
State income taxes, net	4,714	3,372	3,514
Partially exempt income	(79,063)	(74,495)	(64,592)
Tax-exempt income	(151,906)	(154,571)	(157,454)
Prior year LIH credits	62,289	121,569	(27,521)
Deferred Tax Asset Valuation Allowance	385,496	-	-
Other	(150,515)	(57,981)	(194,372)
Total Income Tax Expense	$2,522,728	$1,681,392	$339,309

NOTE 14    EMPLOYEE BENEFITS:

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

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2011, 2010 and 2009:

	2011	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning	$5,858,283	$5,311,851	$4,582,997
Service cost	445,422	387,915	358,799
Interest cost	321,515	317,001	273,333
Actuarial gain (loss)	1,179,018	326,634	110,390
Benefits paid	(507,306)	(485,118)	(13,668)
Benefit obligation, ending	$7,296,932	$5,858,283	$5,311,851

Change in Plan Assets
Fair value of plan assets, beginning	$6,317,920	$5,092,910	$3,948,698
Actual return on plan assets	(50,101)	710,128	1,157,880
Employer contribution	1,000,000	1,000,000	-
Benefits paid	(507,306)	(485,118)	(13,668)
Fair value of plan assets, ending	6,760,513	6,317,920	5,092,910
Funded status at the end of the year	$(536,419)	$459,637	$(218,941)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 14    EMPLOYEE BENEFITS (CONTINUED):

	2011	2010	2009

Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$2,602,865	$1,921,434	$1,204,854
Unfunded pension benefit obligation under ASC 325-960	(3,139,284)	(1,461,797)	(1,423,795)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(3,272,592)	$(1,602,882)	$(1,570,180)
Prior service cost	133,308	141,085	146,385
Net obligation at transition	-	-	-
Amount recognized	(3,139,284)	(1,461,797)	(1,423,795)
Deferred Taxes	1,067,357	497,012	484,091
Amount recognized in accumulated
comprehensive income	$(2,071,927)	$(964,785)	$(939,704)

(Accrued) Prepaid benefit detail
Benefit obligation	$(7,296,932)	$(5,858,283)	$(5,311,851)
Fair value of assets	6,760,513	6,317,920	5,092,910
Unrecognized net actuarial loss	3,272,592	1,602,882	1,570,180
Unrecognized transition obligation
Unrecognized prior service cost	(133,308)	(141,085)	(146,385)
Prepaid (accrued) benefits	$2,602,865	$1,921,434	$1,204,854

Components of net periodic benefit cost
Service cost	$445,422	$387,915	$358,799
Interest cost	321,515	317,001	273,333
Expected return on plan assets	(504,436)	(481,706)	(313,710)
Amortization of prior service cost	(7,777)	(5,300)	(5,300)
Amortization of transition obligation
Recognized net actuarial (gain) loss	63,845	65,510	124,203
Net periodic benefit cost	$318,569	$283,420	$437,325

Additional disclosure information
Accumulated benefit obligation	$5,182,301	$4,025,608	$3,538,352
Vested benefit obligation	$4,924,537	$3,809,484	$3,398,034
Discount rate used for net pension cost	5.50%	6.00%	6.00%
Discount rate used for disclosure	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Average remaining service (years)	15	15	16

Funding Policy

It is the Bank’s policy to normally contribute the maximum tax-deductible amount each year as determined by the plan administrator. Based on current information, the 2012 contribution will be $750,000 and pension cost for 2012 will be approximately $464,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 14    EMPLOYEE BENEFITS (CONTINUED):

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

Asset Allocation

The following table provides the pension plan’s asset allocation as of December 31:

	2011	2010
Mutual funds - equity	61%	62%
Mutual funds –fixed income	39%	38%
Cash and equivalents	0%	0%

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

Estimated Future Benefit Payments

2012	$19,690
2013	36,625
2014	110,147
2015	126,985
2016	128,564
2017-2021	1,122,593
$1,544,604

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $360,000 in 2011, $270,000 in 2010, and $180,000 in 2009 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 165,085 and 132,845 at December 31, 2011 and 2010, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 14    EMPLOYEE BENEFITS (CONTINUED):

401K Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise.  The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the bank is 100% after two years of service.  Contributions under the plan amounted to $153,252, $145,882 and $142,853 in 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $60,000 in 2011 and $60,000 in 2010.  Due to the level of earnings, the Company did not contribute to the plan in 2009.

NOTE 15    CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $709,460 and $2,374,947 at December 31, 2011 and 2010, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include construction/development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 89% of the loan portfolio is secured by real estate.

NOTE 16    COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.  As of the balance sheet dates, the Company had the following commitments outstanding:

	2011	2010
Commitments to loan money	$90,977,922	$91,198,417
Standby letters of credit	1,718,437	1,650,272

The Company uses the same credit policies in making commitments to lend money and issue standby letters of credit as it does for the loans reflected in the balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral required, if any, upon extension of credit is based on management's credit evaluation of the borrower’s ability to pay.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 16    COMMITMENTS (CONTINUED):

The Bank leases three of its branch offices on long term lease arrangements of either five or ten years. Lease expense was $85,430, $77,760 and $71,760 for 2011, 2010 and 2009, respectively.  As of December 31, 2011, the required lease payments for the next five years are as follows:

2012	$77,760
2013	77,760
2014	62,640
2015	48,600
2016	21,600

NOTE 17    ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The Company issues to customers certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average.  In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts.  These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificate of deposit.  These contracts are accounted for as fair value hedges.  Because the certificates of deposit can be redeemed by the customer at anytime and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2011	2010

Notional amount	$107,538	$125,787
Fair market value of contracts	12,583	10,831

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 18    TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2011	2010

Total loans, beginning of year	$7,595,869	$6,724,423
New loans	3,678,433	2,606,355
Relationship Change	-	1,548,727
Repayments	(3,078,624)	(3,283,636)
Total loans, end of year	$8,195,678	$7,595,869

NOTE 19    DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank.  The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2012, approximately $7,120,000 was available for dividend distribution without permission of the Board of Governors.  Dividends paid by the Bank to the Company totaled $930,000 in 2011, $920,000 in 2010 and $2,428,000 in 2009.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 20    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

ASC 825 “Financial Instruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  Estimated fair value and the carrying value of financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash	$6,813	$6,813	$4,586	$4,586
Interest bearing deposits	1,188	1,188	2,927	2,927
Federal funds sold	2,181	2,181	16,338	16,338
Securities available for sale	13,127	13,127	15,247	15,247
Securities held to maturity	108	108	109	109
Other investments	8,872	8,872	8,789	8,789
Loans	484,500	451,570	475,166	445,147
Loan held for sale	60,543	60,543	23,764	23,764
Bank owned life insurance	7,179	7,179	6,883	6,883
Accrued interest receivable	1,816	1,816	2,001	2,001

Financial Liabilities
Demand Deposits:
Non-interest bearing	70,789	70,789	58,497	58,497
Interest bearing	121,859	121,859	116,889	116,889
Savings deposits	39,940	39,940	35,760	35,760
Time deposits	205,325	203,358	216,199	213,905
Short-term debt	18,539	18,539	5,355	5,355
Subordinated debt	10,191	10,191	9,944	9,944
Long-term debt	49,765	47,107	51,566	49,035

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
December 31, 2011 and 2010

NOTE 21    FAIR VALUE MEASUREMENTS

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

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are initially measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$11,064	$-	$11,064
Mortgage-backed obligations of federal agencies	2,063	-	2,063
Investment securities available for sale	13,127	-	13,127

Total assets at fair value	$13,127	$-	$13,127

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$13	$-	$13

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 21    FAIR VALUE MEASUREMENTS, CONTINUED

December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$8,001	-	$8,001
Mortgage-backed obligations of federal agencies	3,931	-	3,931
Marketable Equities	3,315	3,315	-
Investment securities available for sale	15,247	3,315	11,932

Total assets at fair value	$15,247	$3,315	$11,932

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$11	$-	$11

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2011	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$60,543	-	$60,543	-
Other Real Estate Owned	3,074	-	3,074	-

Real Estate	4,981	-	4,981	-
Commercial	300	-	300	-
Consumer	48	-	48	-
Home Equity	284	-	284	-
Impaired loans	5,613	-	5,613	-

Total assets at fair value	$69,230	-	$69,230	-

Total liabilities at fair value

December 31, 2010	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$23,764	-	$23,764	-
Other Real Estate Owned	1,513	-	1,513	-

Real Estate	5,938	-	5,938	-
Commercial	988	-	988	-
Consumer	7	-	7	-
Home Equity	321	-	321	-
Impaired loans	7,254	-	7,254	-

Total assets at fair value	$32,531	-	$32,531	-

Total liabilities at fair value

There were no significant transfers between levels 1 and 2.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 22    REGULATORY MATTERS:

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below.  Management believes, as of December 31, 2011, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Reserve Bank Report of Examination (which was as of April 19, 2011), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2011	2010	2009	Capitalized	Capitalized
Tier1 capital:
Common stock	$12,464	$11,530	$11,476
Retained earnings	35,553	30,837	27,989
Intangible assets	(2,670)	(2,716)	(2,992)
Accumulated other comprehensive income	-	502	150
Total Tier 1 Capital	$45,347	$40,153	$36,623
Tier 2 capital:
Qualifying subordinated debt	$10,000	$9,944	$2,715
Allowance for loan losses	5,401	5,146	3,836
Unrealized gains on AFS equity securities	-	302	150
Total risked based capital	$60,748	$55,545	$43,324
Risk-weighted assets	$431,095	$411,065	$420,379
Capital ratios:
Total risk-based ratio	14.09%	13.51%	10.65%	8.00%	10.00%
Tier 1 risk-based ratio	10.52%	9.77%	9.01%	4.00%	6.00%
Total assets leverage ratio	8.03%	7.37%	7.08%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 22    REGULATORY MATTERS CONTINUED:

The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2011	2010	2009	Capitalized	Capitalized
Tier1 capital:
Common stock	$500	$500	$500
Capital surplus	18,971	18,971	18,971
Retained earnings	28,358	24,336	21,290
Intangible assets	(2,670)	(2,716)	(2,992)
Accumulated other comprehensive income	-	251	84
Total Tier 1 Capital	$45,159	$41,342	$37,853
Tier 2 capital:
Qualifying subordinated debt	$10,000	$9,944	$2,715
Allowance for loan losses	5,396	5,107	3,836
Unrealized gains on AFS securities	-	131	84
Total risked based capital	$60,555	$56,524	$44,488
Risk-weighted assets	$430,728	$407,902	$415,802
Capital ratios:
Total risk-based ratio	14.06%	13.86%	10.70%	8.00%	10.00%
Tier 1 risk-based ratio	10.48%	10.14%	9.10%	4.00%	6.00%
Total assets leverage ratio	8.00%	7.64%	7.32%	3.00%	5.00%

NOTE 23    INTANGIBLES:

Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $2,833,476 and $2,638,677, respectively at the acquisition date. The core deposit intangible was fully amortized in 2011 with amortization expense of $46,000.  Amortization expense for the years ending December 31, 2010 and 2009 was $276,000 in each year.

NOTE 24    INVESTMENT IN LIFE INSURANCE CONTRACTS

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 25    PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2011 and 2010

	2011	2010

Assets
Cash and cash equivalents	$462,397	$279,671
Investment in subsidiaries	45,776,394	43,231,596
Securities available for sale	-	2,340,897
Limited partnership investments	130,329	228,826
Deferred income taxes	-	326,527
Other assets	35,870	211,442
Total Assets	$46,404,990	$46,618,959

Liabilities
Long term debt	$-	$3,999,750
Accrued interest payable	-	19,808
Other liabilities	16,389	264,748
Deferred income taxes	156,833	-
Due to subsidiaries	9,000	18,000
Demand obligations for low income housing investment	259,214	273,438
Total Liabilities	$441,436	$4,575,744

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000
shares authorized, 2,492,716 and 2,306,086 shares issued
and outstanding for 2011 and 2010, respectively	$12,463,580	$11,530,430
Retained earnings	35,552,092	30,837,090
Accumulated other comprehensive income (loss)	(2,052,118)	(324,305)
Total Stockholders' Equity	$45,963,554	$42,043,215
Total Liabilities and Stockholders' Equity	$46,415,070	$46,618,959

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 25    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Net Income and Retained Earnings
For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Dividends from affiliate	$930,000	$920,000	$2,428,000
Investment income	-	-	101
Dividend income	56,742	126,838	169,966
Interest Income	31	-	-
Other than temporary impairment losses	-	(65,158)	(1,617,165)
Security gains (losses)	467,483	230,140	(2,424)
Net limited partnership income	(23,869)	11,941	192,597
Total Income	1,430,387	1,223,761	1,171,075

Expenses
Interest expense	142,317	265,581	233,627
Administrative expenses	277,356	216,854	211,294
Total Expenses	419,673	482,435	444,921

Net income before income tax expense (benefit)
and undistributed subsidiary net income	1,010,714	741,326	726,154

Income Tax Expense (Benefit)	396,163	46,532	(824,542)

Income before undistributed subsidiary
net income	614,551	694,794	1,550,696

Undistributed subsidiary net income	4,073,640	3,045,866	403,326

Net Income	$4,688,191	$3,740,660	$1,954,022

Retained earnings, beginning of year	$30,837,090	$27,989,144	$27,686,745
Adoption of FAS 106
Stock issuance	1,545,175	140,918	134,680
Stock repurchase	-	-	(43,666)
Prior year prepaid pension adjustment	(52,093)	-	-
Dividends on common stock	(1,466,271)	(1,033,632)	(1,742,637)
Retained Earnings, End of Year	$35,552,092	$30,837,090	$27,989,144

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 25    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash Flows from Operating Activities
Net income	$4,688,191	$3,740,660	$1,954,022
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(4,073,640)	(3,045,866)	(403,326)
Gain (Loss) on sale of securities	(467,483)	(230,140)	2,424
Other than temporary impairment losses	-	65,158	1,617,165
Deferred tax (benefit) expense	(460,289)	(106,056)	(276,118)
Decrease (increase) in other assets	1,207,414	155,532	(510,937)
Increase (decrease) in other liabilities	(273,391)	74,631	261,568
Net change in deferred tax credits	23,145	(28,080)	(20,235)
Amortization of limited partnership investments	98,497	98,497	354,108
Net Cash Provided by Operating Activities	$742,444	$724,336	$2,978,671

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,466,223	$1,543,261	$32,228
Proceeds from maturities of securities available for sale	-	1,487,477	656,250
Change in loans receivable
Purchase of securities available for sale	(38,245)	(92,087)	(253,222)
Capital contributed to subsidiary
Net Cash Provided by (Used in) Investing Activities	$2,427,978	$2,938,651	$435,256

Cash Flows from Financing Activities
Proceeds of long-term debt	$-	$7,229,000	$5,150,000
Payments on long-term debt	(3,999,750)	(9,618,900)	(6,019,706)
Change in short term debt	-	-	(750,000)
Payments to repurchase common stock	-	-	(54,276)
Proceeds from issuance of common stock	2,478,325	196,083	173,071
Dividends paid in cash	(1,466,271)	(1,364,449)	(1,932,332)
Net Cash Used in Financing Activities	$(2,987,696)	$(3,558,266)	$(3,433,243)

Net Increase (decreases) in Cash and Cash Equivalents	182,726	104,721	(19,316)

Cash and Cash Equivalents, Beginning of Year	$279,671	$174,950	$194,266
Cash and Cash Equivalents, End of Year	$462,397	$279,671	$174,950

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 26    INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2011 and 2010, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets
Cash and cash equivalents	$482,528	$392,707
Interest bearing deposits with banks	154,064	150,549
Property and equipment, net	38,785	41,867
Other Assets	234,793	222,330
Total Assets	$910,170	$807,453

Liabilities
Other liabilities	$189,622	$187,008
Total Liabilities	$189,622	$187,008

Equity
Capital	219,634	219,634
Retained earnings	500,914	400,811
Total Equity	720,548	620,445
Total Liabilities and Equity	$910,170	$807,453

Statements of Income
For the years ended December 31, 2011 and 2010

	2011	2010	2009
Income
Mortgage origination income	$1,635,487	$1,839,289	$1,740,801
Other Income	16,237	147	5,933
Total Income	1,651,724	1,839,436	1,746,734

Expenses

Salaries and employee benefits	$880,698	$937,007	$775,521
Occupancy and equipment expense	125,469	120,503	111,583
Management and professional fees	258,608	330,224	382,076
Other	181,866	151,761	224,621
Total Expenses	1,446,641	1,539,495	1,493,801

Net income(loss)	$205,083	$299,941	$252,933

Report of Independent Registered Public Accounting Firm

To the Board of Directors
F & M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F & M Bank Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F & M Bank Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Galax, Virginia
March 20, 2012

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d – 15(f) under the Exchange Act).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2011, F&M’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders to be held May 12, 2012 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

F & M Bank Corp.
(Registrant)

Date: March 20, 2012	By:	/s/ Dean W. Withers
Dean W. Withers
Director, President and Chief Executive Officer

Date: March 20, 2012	By:	/s/ Neil W. Hayslett
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas L. Cline	Director, Chairman	March 20, 2012
Thomas L. Cline

Director
John N. Crist

/s/ Ellen R. Fitzwater	Director	March 20, 2012
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 20, 2012
Daniel J. Harshman

Director
Richard S. Myers

Director
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 20, 2012
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 20, 2012
Ronald E. Wampler