Form 10-Q
period 2012-03-31
F&M BANK CORP
filed 2012-05-15
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	Quarterly report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    000-13273

F & M BANK CORP.

Virginia	54-1280811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer 	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, par value - $5	2,494,812 shares

F & M BANK CORP.

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
Interest income	2012	2011
Interest and fees on loans held for investment	$6,260	$6,369
Interest and fees on loans held for sale	379	97
Interest on federal funds sold	7	18
Interest on interest bearing deposits	2	8
Dividends on equity securities	-	34
Interest on debt securities	45	67
Total interest income	6,693	6,593

Interest expense
Interest on demand deposits	346	431
Interest on savings accounts	49	47
Interest on time deposits over $100,000	234	300
Interest on other time deposits	542	627
Total interest on deposits	1,171	1,405
Interest on short-term debt	6	5
Interest on long-term debt	519	622
Total interest expense	1,696	2,032

Net interest income	4,997	4,561

Provision for loan losses	900	1,100
Net interest income after provision for loan losses	4,097	3,461

Noninterest income
Service charges	284	240
Insurance and other commissions	133	72
Other	298	392
Income on bank owned life insurance	60	87
Total noninterest income	775	791

Noninterest expense
Salaries	1,427	1,325
Employee benefits	480	446
Occupancy expense	135	135
Equipment expense	144	149
Intangible amortization	-	46
FDIC insurance assessment	181	283
Other	884	888
Total noninterest expense	3,251	3,272

Income before income taxes	1,621	980
Income tax expense	474	295
Consolidated net income	1,147	685
Noncontrolling interest (income) loss	(12)	1
Net Income – F & M Bank Corp	$1,135	$686

Per share data
Net income	$.46	$.29
Cash dividends	$.16	$.15
Weighted average shares outstanding	2,493,758	2,326,848

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$5,390	$6,813
Federal funds sold	22,921	2,181
Cash and cash equivalents	28,311	8,994
Interest bearing deposits in banks	667	1,188
Securities: (note 2)
Held to maturity – fair value of $108,000 in 2012 and 2011	108	108
Available for sale	18,082	13,127
Other investments	8,777	8,872
Loans held for sale	25,160	60,543
Loans held for investment (note 3)	450,801	451,570
Less allowance for loan losses (note 4)	(7,314)	(6,937)
Net loans held for investment	443,487	444,633

Other real estate owned	2,098	3,074
Bank premises and equipment, net	6,488	6,477
Interest receivable	1,620	1,816
Core deposit intangible	-	-
Goodwill	2,670	2,670
Bank owned life insurance	11,167	7,179
Other assets	8,786	8,053
Total assets	$557,421	$566,734

Liabilities
Deposits:
Noninterest bearing	$73,332	$70,789
Interest bearing:
Demand	98,671	96,683
Money market accounts	24,726	25,177
Savings	43,555	39,940
Time deposits over $100,000	69,062	66,538
All other time deposits	135,588	136,820
Total deposits	444,934	435,947

Short-term debt	4,661	18,539
Accrued liabilities	9,184	8,770
Subordinated debt	10,191	10,191
Long-term debt	41,500	47,107
Total liabilities	510,470	520,554

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,494,598 and 2,492,716 shares issued and outstanding
in 2012 and 2011, respectively	12,473	12,464
Retained earnings	36,306	35,552
Noncontrolling interest	228	216
Accumulated other comprehensive loss	(2,056)	(2,052)
Total stockholders’ equity	46,951	46,180
Total liabilities and stockholders’ equity	$557,421	$566,734

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$1,135	$686
Net change – Noncontrolling interest	12	(32)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	155	157
Amortization of security premiums, net	26	16
Net decrease in loans held for sale	35,383	81
Provision for loan losses	900	1,100
Intangible amortization	-	46
Decrease in interest receivable	196	319
Increase in other assets	1,502	(1,061)
Gain on sale of fixed assets	-	(83)
Decrease in accrued expenses	(1,820)	(797)
Amortization of limited partnership investments	131	116
Income from life insurance investment	(74)	(73)
Other Real Estate Owned valuation adjustments	85
Gain on Other Real Estate Owned	(48)	-
Net adjustments	36,436	(179)
Net cash provided by operating activities	37,583	475

Cash flows from investing activities
Purchase of investments available for sale	(6,065)	(6,044)
Proceeds from maturity of investments available for sale	1,043	4,402
Net (increase) decrease in loans held for investment	247	(11,059)
Proceeds from the sale of other real estate owned	939	1,433
Proceeds from the sale of fixed assets	-	270
Purchase of property and equipment	(166)	(41)
Net decrease in interest bearing bank deposits	521	254
Purchase of bank owned life insurance	(3,914)	-
Net cash used in investing activities	(7,395)	(10,785)

Cash flows from financing activities
Net change in demand and savings deposits	7,695	10,793
Net change in time deposits	1,292	862
Net change in short-term debt	(13,879)	(207)
Cash dividends paid	(399)	(328)
Proceeds from rights offering	-	2,381
Proceeds from issuance of common stock	27	22
Proceeds of long-term debt	-	247
Repayment of long-term debt	(5,607)	(1,024)
Net cash provided by (used in) financing activities	(10,871)	12,746

Net Increase (Decrease) in Cash and Cash Equivalents	19,317	2,436
Cash and cash equivalents, beginning of period	8,994	20,924
Cash and cash equivalents, end of period	$28,311	$23,360
Supplemental disclosure
Cash paid for:
Interest expense	$1,717	$2,014
Income taxes	-	-
Transfers from loans to Other Real Estate Owned	-	2,685

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$46,180	$42,229

Comprehensive income
Net income – F & M Bank Corp	1,135	686
Noncontrolling interest income (loss)	12	(1)
Minority Interest Contributed Capital (Distributions)	-	(31)
Prepaid pension adjustment	-	(52)
Net change in unrealized appreciation on securities available for sale, net of taxes	(4)	111
Total comprehensive income	1,143	713

Issuance of common stock	27	22
Issuance of common stock – rights offering	-	2,381
Dividends declared	(399)	(346)
Balance, end of period	$46,951	$44,999

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net Income:
Net Income – F & M Bank Corp	$1,135	$686
Noncontrolling Interest Income (loss)	12	(1)
Noncontrolling Interest Contributed Capital (Distributions)	-	(31)
	1,147	654

Other comprehensive income:
Prepaid pension adjustment	-	(52)

Unrealized holding gains (losses) on available-for-sale securities:	(6)	168
Reclassification adjustment for gains realized in income	-	-
Net unrealized gains (losses)	(6)	168
Tax effect	(2)	57
Unrealized holding gain (loss), net of tax	(4)	111
Total other comprehensive income	(4)	59

Comprehensive income	$1,143	$713

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.    Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three month periods ended March 31, 2012 and March 31, 2011.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2011 annual report to stockholders of F & M Bank Corp.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.    Accounting Principles, continued

Allowance for Loan Losses, continued

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

Note 2.    Investment Securities

The amortized cost of investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2012 and December 31, 2011 are as follows:

	2012		2011
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$108	$108	$108	$108
Total	$108	$108	$108	$108

	March 31, 2012
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$16,040	$31	$10	$16,061
Mortgage-backed securities	2,018	3	-	2,021
Total	$18,058	$34	$10	$18,082

	December 31, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$11,034	$36	$6	$11,064
Mortgage-backed securities	2,063	-	-	2,063
Total	$13,097	$36	$6	$13,127

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.    Investment Securities, continued

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$108	$108	$5,000	$5,000
Due after one year through five years	-	-	13,058	13,082
Due after five years	-	-	-	-
Total	$108	$108	$18,058	$18,082

There were no gains and losses on sales of debt and equity securities in the first quarter of 2012 and 2011.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.    Investment Securities, continued

Securities Impairment, continued

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

●	Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first quarter of 2012 and 2011.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2012
Government sponsored Enterprises	$5,034	$(10)	$-	$-	$5,034	$(10)
Total	$5,034	$(10)	$-	$-	$5,034	$(10)

December 31, 2011
Government sponsored Enterprises	$5,033	$(6)	$-	$-	$5,033	$(6)
Total	$5,033	$(6)	$-	$-	$5,033	$(6)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2011.  This decrease is due to a stock repurchase by the FHLB and regular amortization of the carrying value of the investment in low income housing projects.

Note 3.    Loans Held for Investment

Loans outstanding at March 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011

Commercial	$168,242	$170,157
Real Estate	209,562	208,244
Home Equity	57,845	57,259
Credit cards	2,669	2,813
Consumer	12,483	13,097
Total	$450,801	$451,570

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.    Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
March 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,962	$3,962	$-	$4,149	$48
Commercial	253	253	-	937	-
Home Equity	430	430	-	708	5
Other	200	200	-	156	3
	4,845	4,845	-	5,950	56
Impaired loans with a valuation allowance
Real Estate	6,015	6,015	904	5,921	28
Commercial	354	354	79	787	-
Home Equity	163	163	38	261	-
Other	989	989	452	210	-
	7,521	7,521	1,473	7,179	28
Total impaired loans	$12,366	$12,366	$1,473	$13,129	$84

The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,174	$3,174	-	$4,493	$190
Commercial	45	45	-	1,064	3
Home Equity	709	709	-	757	30
Other	72	72	-	165	5
	4,000	4,000	-	6,479	228
Impaired loans with a valuation allowance
Real Estate	5,678	5,678	697	6,107	238
Commercial	568	568	268	948	2
Home Equity	313	313	29	316	21
Other	56	56	8	11	2
	6,615	6,615	1,002	7,382	263
Total impaired loans	$10,615	$10,615	$1,002	$13,861	$491

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses

A summary of transactions in the allowance for loan losses follows:

Three Months Ended March 31, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,567	$1,684	$456	$79	$71	$3,080	$6,937
Charge-offs	(221)	(308)	(13)	(6)	(4)	-	(552)
Recoveries	11	-	-	11	7	-	29
Provision	8	531	25	(9)	448	(103)	900
Ending Balance	$1,365	$1,907	$468	$75	$522	$2,977	$7,314
Individually evaluated for impairment (specific reserve)	$79	$904	$38	$-	$452	$-	$473
Collectively evaluated for impairment	$1,286	$1,003	$430	$75	$70	$2,977	$5,841

Three Months Ended March 31, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(310)	(477)	-	(35)	(11)	-	(833)
Recoveries	16	8	-	10	8	-	42
Provision	266	145	18	30	541	100	1,100
Ending Balance	$1,696	$1,490	$425	$64	$649	$1,771	$6,095
Individually evaluated for impairment (specific reserve)	$72	$711	$108	$-	$522	$-	$1,413
Collectively evaluated for impairment	$1,624	$779	$317	$64	$127	$1,771	$4,682

Year Ended December 31, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(804)	(1,737)	(306)	(106)	(90)	-	(3,043)
Recoveries	88	8	30	25	43	-	194
Provision	559	1,599	325	101	7	1,409	4,000
Ending Balance	$1,567	$1,684	$456	$79	$71	$3,080	$6,937
Individually evaluated for impairment (specific reserve)	$268	$697	$29	$-	$8	$-	$1,002
Collectively evaluated for impairment	$1,299	$987	$427	$79	$63	$3,080	$5,935

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

March 31, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$168,242	$209,562	$57,845	$2,669	$12,483	$-	$450,801

Individually evaluated for impairment	$15,307	$31,148	$1,638	$-	$1,035	$-	$49,128
Collectively evaluated for impairment	$152,935	$178,414	$56,207	$2,669	$11,448	$-	$401,673

March 31, 2011

Loan Receivable:	$153,869	$223,112	$54,943	$2,639	$18,168	$-	$452,731

Individually evaluated for impairment	$15,477	$17,037	$1,176	$-	$1,075	$-	$34,765
Collectively evaluated for impairment	$138,392	$206,075	$53,767	$2,639	$17,093	$-	$417,966

December 31, 2011

Loan Receivable:	$170,157	$208,244	$57,259	$2,813	$13,097	$-	$451,570

Individually evaluated for impairment	$16,009	$32,335	$1,785	$-	$109	$-	$50,238
Collectively evaluated for impairment	$154,148	$175,909	$55,474	$2,813	$12,988	$-	$401,332

Aging of Past Due Loans Receivable (in thousands) as of March 31, 2012

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Total Past Due	Non-Accrual Loans	Current	Total Loans Receivable

Commercial	$4,744	$374	$55	$5,173	$5,788	$157,281	$168,242
Real Estate	7,249	2,175	1,723	11,147	9,649	188,766	209,562
Home Equity	152	970	189	1,311	183	56,351	57,845
Credit Cards	13	13	-	26	-	2,643	2,669
Consumer	218	24	24	266	93	12,124	12,483

Total	$12,376	$3,556	$1,991	$17,923	$15,713	$417,165	$450,801

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2011

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

Credit quality indicators as of March 31, 2012

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	March 31, 2012
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$56	$145	$-
Grade 2 - Modest Risk	731	3,217	1,365
Grade 3 - Average Risk	24,527	22,733	8,600
Grade 4 - Acceptable Risk	86,716	76,311	38,458
Grade 5 - Marginally Acceptable	48,685	43,689	6,022
Grade 6 – Watch	13,738	5,615	1,409
Grade 7 – Substandard	35,071	16,532	1,991
Grade 8 – Doubtful	38	-	-
Total	$209,562	$168,242	$57,845

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

		Credit Cards	Consumer

Performing		$2,669	$12,459
Non performing (past due 90 days or greater)		-	24
Total		$2,669	$12,483

See following page for description of loan grades.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Credit quality indicators as of December 31, 2011

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	December 31, 2011
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$120	$150	$-
Grade 2 - Modest Risk	1,211	3,268	404
Grade 3 - Average Risk	23,199	16,418	8,052
Grade 4 - Acceptable Risk	87,425	86,874	39,170
Grade 5 - Marginally Acceptable	46,945	41,144	6,152
Grade 6 – Watch	12,975	5,994	1,192
Grade 7 – Substandard	36,331	16,309	2,289
Grade 8 – Doubtful	38	-	-
Total	$208,244	$170,157	$57,259

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
		Credit Cards	Consumer

Performing		$2,813	$13,091
Non performing (past due 90 days or greater)		-	6
Total		$2,813	$13,097

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

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

Grade 7 – Substandard: Loans having well-defined weaknesses where a payment default and or loss is possible, but not yet probable.  Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss.

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

Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2012 and does not anticipate additional contributions for the 2012 plan year.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011

Service cost	$129,659	$111,355
Interest cost	81,981	80,378
Expected return on plan assets	(135,017)	(126,109)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	(3,809)	(1,943)
Amortization of net (gain) or loss	43,305	15,961
Net periodic benefit cost	$116,119	$79,642

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.    Fair Value, continued

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

Derivative Financial Instruments: The equity derivative contracts are purchased as part of our Indexed Certificate of Deposit (ICD) program and are an offset of an asset and liability.  ICD values are measured on the S&P 500 Index.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$16,061	$-	$16,061
Mortgage-backed obligations of federal agencies	2,021	-	2,021
Investment securities available for sale	$18,082	$-	$18,082

Total assets at fair value	$18,082	$-	$18,082

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$17	$-	$17

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$11,064	$-	$11,064
Mortgage-backed obligations of federal agencies	2,063	-	2,063
Investment securities available for sale	13,127	-	13,127

Total assets at fair value	$13,127	$-	$13,127

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$13	$-	$13

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2012	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$25,160		$25,160
Other Real Estate Owned	2,098		2,098

Real Estate	5,111		5,111
Commercial	275		275
Consumer	537		537
Home Equity	125		125
Impaired loans	6,048		6,048

Total assets at fair value	$33,306		$33,306

Total liabilities at fair value

December 31, 2011	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$60,543	-	$60,543
Other Real Estate Owned	3,074	-	3,074

Real Estate	4,981	-	4,981
Commercial	300	-	300
Consumer	48	-	48
Home Equity	284	-	284
Impaired loans	5,613	-	5,613

Total assets at fair value	$69,230	-	$69,230

Total liabilities at fair value

There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.    Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	March 31, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	479,845	450,801	484,500	451,570

Financial Liabilities
Time deposits	$206,587	$204,650	$205,325	$203,358
Long-term debt	44,242	41,500	49,765	47,107

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.    Troubled Debt Restructuring (continued)

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

	For the twelve months preceding
	March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment

Troubled Debt Restructurings
Commercial	3	$1,283	$1,283
Real Estate	5	5,304	5,304
Home Equity	2	451	451
Credit Cards		-	-
Consumer		-	-
Total		$7,038	$7,038

During the twelve months preceding March 31, 2012, the Bank modified 10 loans that were considered to be troubled debt restructurings.   These modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment

Troubled Debt Restructurings that subsequently defaulted during the period:
Commercial		$-	$-
Real Estate	2	1,306	1,306
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-

		$1,306	$1,306

As of March 31, 2012, two loans that had previously been restructured, were in default, none of which went into default in the quarter.  A restructured loan is considered in default when it becomes 90 days past due.

Note 9.    Rights Offering

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  For further discussion refer to page 28 in the Management Discussion and Analysis.

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

Overview

Net income for the three months ended March 31, 2012 was $1,135,000 or $.46 per share, compared to $686,000 or $.29 in the same period in 2011, an increase of 65.45%. During the three months ended March 31, 2012, noninterest income, exclusive of securities transactions, decreased 2.02% and noninterest expense decreased .64% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2012	2011

Net Income from Bank Operations	$1,104	$771
Income or (loss) from Parent Company Activities	31	(85)
Net Income for the three months ended March 31	$1,135	$686

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of  non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $1,048,000 in 2012 and $694,000 in 2011, an increase of 51.00%.  Income from core operations increased in 2012 primarily due to a decrease in interest expense.  A reconciliation of core earnings follows:

In thousands	2012	2011

Net Income	$1,135	$686
Non-recurring Tax Items	(87)	8
Non-recurring Securities Transactions, net of tax	-	-
Core Earnings for the three months ended March 31	$1,048	$694

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2012 year to date tax equivalent net interest income increased $429,000 or 9.35% compared to the same period in 2011.  The yield on earning assets decreased .07%, while the cost of funds decreased .31% compared to the same period in 2011.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 3.88%, an increase of .23% when compared to the same period in 2011. A schedule of the net interest margin for the three month periods ended March 31, 2012 and 2011 can be found in Table I on page 30.

The Interest Sensitivity Analysis contained in Table II on page 31 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 49.96% of rate sensitive assets and 38.27% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has aggressively cut deposit rates and has lengthened the term on some of its fixed rate borrowings with the FHLB.  These actions and the increase in interest bearing deposits (which are allocated based on FDICIA 305) have resulted in the increase in the positive GAP position in the one year time period.

Noninterest income decreased $16,000 or 2.02% for the three month period ending March 31, 2012.  The decrease was primarily due to a gain on the sale of fixed assets in the prior year and a decrease in Bank Owned Life Insurance income.  These decreases were offset by an increase in service charge income.

Noninterest expense decreased $21,000 for the three month period of 2012 as compared to 2011. Salary and benefits expense increased $136,000 (7.68%) through March 2012. This increase is due to increases in professional personnel as well as salary increases, health insurance and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses decreased at a rate of 10.46% for the first three months of 2012 as compared to 2011. The primary reason for the decrease in these expenses relates to the revisions to the FDIC Assessment calculation which resulted in a lower quarterly assessment. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (December 31, 2011) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.32% and 3.09% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased due to the decrease in Loans Held for Sale.

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

As of March 31, 2012, the market value of securities available for sale exceeded their cost by $25,000. This includes an increase in the value of government obligations held by the Bank.  Investments in debt securities have increased approximately $5 million since December 31, 2011, however that was a temporary investment that matures in April 2012. The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities for the remainder of 2012.

In reviewing investments as of March 31, 2012, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in agricultural (primarily poultry farming), construction/development, hotels, and multifamily housing.  Management and the Board of Directors review these concentrations quarterly. Due to the sluggish economy, the first three months of 2012 resulted in a decrease of $769 thousand in the Bank’s core loan portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $17,704,000 at March 31, 2012 compared to $14,776,000 at December 31, 2011.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of March 31, 2012, the Company holds $2,098,000 of real estate which was acquired through foreclosure. This is a reduction of $976,000 compared to December 31, 2011.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2012	December 31, 2011

Nonaccrual Loans
Real Estate	$9,649	$7,671
Commercial	5,788	5,888
Home Equity	183	266
Other	93	39
	15,713	13,864

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	1,723	646
Commercial	55	-
Home Equity	189	260
Other	24	6
	1,991	912

Total Nonperforming loans	$17,704	$14,776

Nonperforming loans as a percentage of loans held for investment	3.93%	3.27%

Net Charge Offs to total loans held for investment	.12%	.63%

Allowance for loan and lease losses to nonperforming loans	41.31%	46.95%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The allowance for loan losses of $7,314,000 at March 31, 2012 is equal to 1.62% of loans held for investment. This compares to an allowance of $6,937,000 (1.54%) at December 31, 2011.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $900,000 in the first three months of 2012. Net charge-offs year to date totaled $523,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $8,987,000 since December 31, 2011.  Time deposits increased $1,292,000 during this period while demand deposits and savings deposits increased $7,695,000.  The increase in certificates of deposits is a result of an increase in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $11.2 million in CDARS funding, an increase of $3 million since December 31, 2011.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB) and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of March 31, 2012 the daily rate credit was been paid down by the reduction in loans held for sale.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $5,607,000 through March 31, 2012.  There were no additional borrowings through March 31, 2012.

In August 2009, the Company began issuing Subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of March 31, 2012 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2012, the Company's total risk based capital and leverage ratios were 14.62% and 8.36%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 14.60% and 8.36%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums.

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

As of March 31, 2012, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.33% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 31.

Stock Repurchase

On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. However, due to the impact on capital ratios resulting from the growth in the balance sheet, other than temporary impairment securities write downs in 2009 and increased funding of the allowance for loan losses, the stock repurchase plan has been suspended. There have been no stock repurchases in 2012.

Effect of Newly Issued Accounting Standards

The following is a summary of recent authoritative pronouncements:

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment was effective for the Company on January 1, 2012 and is not expected to have a material effect on the Company’s financial position.

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

TABLE I

F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		Income/	Average		Income/	Average
Average	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2,3	$450,331	$6,281	5.59%	$449,823	$6,392	5.76%
Loans held for sale	40,877	379	3.73%	9,978	97	3.94%
Federal funds sold	13,021	7	.22%	32,047	18	.23%
Interest bearing deposits	1,489	2	.27%	2,756	7	1.03%
Investments
Taxable 3	13,181	45	1.37%	12,499	75	2.40%
Partially taxable 3	108	-	1.86%	3,417	33	3.86%
Total earning assets	$519,007	$6,715	5.19%	$510,520	$6,622	5.26%
Interest Expense
Demand deposits	121,169	346	1.15%	$117,971	$431	1.48%
Savings	41,808	49	.48%	36,894	47	.52%
Time deposits	206,206	776	1.51%	215,031	927	1.75%
Short-term debt	6,428	6	.37%	5,169	5	.39%
Long-term debt	52,248	519	3.98%	58,689	622	4.30%
Total interest bearing liabilities	$427,859	$1,696	1.59%	$433,754	$2,032	1.90%

Tax equivalent net interest income 1		$5,019			$4,590

Net interest margin			3.88%			3.65%
___________________________________
1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3      An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2012
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$41,161	$16,006	$106,119	$4,956	$-	$168,242
Installment	5,037	853	6,442	151	-	12,483
Real estate loans for investments	108,689	30,636	115,163	12,919	-	267,407
Loans held for sale	25,160	-	-	-	-	25,160
Credit cards	2,669	-	-	-	-	2,669
Federal funds sold	22,921	-	-	-	-	22,921
Interest bearing bank deposits	419	-	248	-	-	667
Investment securities	5,108	-	11,061	2,021	-	18,190
Total	$211,164	$47,495	$239,033	$20,047	$-	$517,739

Sources of funds
Interest bearing demand deposits	$-	$32,097	$71,566	$19,734	$-	$123,397
Savings deposits	-	8,711	26,133	8,711	-	43,555
Certificates of deposit $100,000 and over	13,336	21,878	33,848	-	-	69,062
Other certificates of deposit	17,970	46,908	70,710	-	-	135,588
Short-term borrowings	4,661	-	-	-	-	4,661
Long-term borrowings	4,429	13,786	24,241	9,235	-	51,691
Total	$40,396	$123,380	$226,498	$37,680	$-	$427,954

Discrete Gap	$170,768	$(75,885)	$12,535	$(17,633)	$-	$89,785

Cumulative Gap	$170,768	$94,883	$107,418	$89,785	$89,785

Ratio of Cumulative Gap to Total Earning Assets	32.98%	18.33%	20.75%	17.34%	17.34%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2012.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Changes in Internal Controls

Due to the nature of the Company’s business as stewards of assets of customers; internal controls are of the utmost importance. The Company has established procedures during the normal course of business to reasonably ensure that fraudulent activity of either a material amount to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of an internal auditor to complete regular audits, which examine the processes and procedures of the Company and the Bank to ensure that these processes are reasonably effective to prevent internal or external fraud and that the processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of the internal auditor are presented to management of the Bank and to the Audit Committee of the Company.  There were no material changes to the internal controls of the Company.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS –	Not Applicable

ITEM 1A.	RISK FACTORS –	Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –	Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES –	Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES –	Not Applicable

ITEM 5.	OTHER INFORMATION –	Not Applicable

ITEM 6.	EXHIBITS

(a) Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Neil W. Hayslett
Neil W. Hayslett
Executive Vice President and Chief Financial Officer

May 14, 2012