Form 10-Q
period 2012-06-30
F&M BANK CORP
filed 2012-08-13
CIK 740806

Financial Statements

F & M Bank Corp.

June 30, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common Stock, par value - $5	2,496,402 shares

F & M BANK CORP.

Index

Part I  Financial Information

ITEM 1.	FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2012	2011
Interest and fees on loans held for investment	$6,227	$6,644
Interest and fees on loans held for sale	217	214
Interest on federal funds sold	12	8
Interest on interest bearing deposits	1	8
Dividends on equity securities	-	53
Interest on debt securities	65	67
Total interest income	6,522	6,994

Interest expense
Interest on demand deposits	318	430
Interest on savings accounts	53	48
Interest on time deposits over $100,000	224	296
Interest on other time deposits	515	623
Total interest on deposits	1,110	1,397
Interest on short-term debt	5	4
Interest on long-term debt	508	585
Total interest expense	1,623	1,986

Net interest income	4,899	5,008

Provision for loan losses	900	1,100
Net interest income after provision for loan losses	3,999	3,908

Noninterest income
Service charges	291	279
Insurance and other commissions	216	162
Other	312	271
Income on bank owned life insurance	129	88
Other than temporary impairment losses	-	(57)
Gain on the sale of securities	-	346
Total noninterest income	948	1,089

Noninterest expense
Salaries	1,451	1,370
Employee benefits	494	459
Occupancy expense	134	140
Equipment expense	142	148
FDIC insurance assessment	181	285
Other	912	937
Total noninterest expense	3,314	3,339

Income before income taxes	1,633	1,658
Income tax expense	454	406
Consolidated net income	1,179	1,252
Net income - Noncontrolling interest	(39)	(21)
Net Income – F & M Bank Corp	$1,140	$1,231

Per share data
Net income	$.46	$.49
Cash dividends	$.16	$.15
Weighted average shares outstanding	2,495,464	2,488,306

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2012	2011
Interest and fees on loans held for investment	$12,487	$13,013
Interest and fees on loans held for sale	596	311
Interest on federal funds sold	19	26
Interest on interest bearing deposits	3	16
Dividends on equity securities	-	87
Interest on debt securities	110	134
Total interest income	13,215	13,587
Interest expense
Interest on demand deposits	664	861
Interest on savings accounts	102	95
Interest on time deposits over $100,000	458	596
Interest on time deposits	1,057	1,250
Total interest on deposits	2,281	2,802
Interest on short-term debt	11	9
Interest on long-term debt	1,027	1,207
Total Interest Expense	3,319	4,018

Net interest income	9,896	9,569

Provision for loan losses	1,800	2,200
Net interest income after provision for loan losses	8,096	7,369

Noninterest income
Service charges	575	519
Insurance and other commissions	349	234
Other	610	663
Income on bank owned life insurance	189	175
Other than temporary impairment losses	-	(57)
Gain on the sale of securities	-	346
Total noninterest income	1,723	1,880

Noninterest expense
Salaries	2,878	2,695
Employee benefits	974	905
Occupancy expense	269	275
Equipment expense	286	297
Intangible amortization	-	46
FDIC insurance assessment	362	568
Other	1,796	1,825
Total noninterest expense	6,565	6,611

Income before income taxes	3,254	2,638
Income taxes	928	701
Consolidated net income	2,326	1,937
Net income – Noncontrolling interest	(51)	(20)
Net Income – F & M Bank Corp	$2,275	$1,917

Per share data
Net income	$.91	$.80
Cash dividends	$.31	$.30
Weighted average shares outstanding	2,494,611	2,408,023

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income:
Net Income – F & M Bank Corp	$2,275	$1,917	$1,140	$1,231
Net Income attributable to noncontrolling interest	51	20	39	21
	2,326	1,937	1,179	1,252

Other comprehensive income (loss):
Prepaid pension adjustment	-	(52)	-	-

Unrealized holding gains (losses) on available-for-sale securities	17	164	23	(4)
Reclassification adjustment for (gains) losses realized in income	-	(346)	-	(346)
Net unrealized gains (losses)	17	(182)	23	(350)
Tax effect	6	62	8	119
Unrealized holding gain (loss), net of tax	11	(120)	15	(231)
Total other comprehensive income (loss)	11	(172)	15	(231)

Comprehensive income	$2,337	$1,765	$1,194	$1,021

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,359	$6,813
Federal funds sold	6,560	2,181
Cash and cash equivalents	12,919	8,994
Interest bearing deposits in banks	1,048	1,188
Securities: (note 2)
Held to maturity – fair value of $108,000 in 2012 and 2011	108	108
Available for sale	13,010	13,127
Other investments	7,924	8,872
Loans held for sale	40,984	60,543
Loans held for investment (note 3)	450,540	451,570
Less allowance for loan losses (note 4)	(7,607)	(6,937)
Net loans held for investment	442,933	444,633

Other real estate owned	3,317	3,074
Bank premises and equipment, net	6,624	6,477
Interest receivable	1,700	1,816
Goodwill	2,670	2,670
Bank owned life insurance	11,430	7,179
Other assets	9,206	8,053
Total assets	$553,873	$566,734

Liabilities
Deposits:
Noninterest bearing	$74,317	$70,789
Interest bearing:
Demand	96,933	96,683
Money market accounts	20,972	25,177
Savings	47,322	39,940
Time deposits over $100,000	68,473	66,538
All other time deposits	133,450	136,820
Total deposits	441,467	435,947

Short-term debt	4,030	18,539
Accrued liabilities	9,343	8,770
Subordinated debt	10,191	10,191
Long-term debt	41,071	47,107
Total liabilities	506,102	520,554

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,496,195 and 2,487,197 shares issued and outstanding
in 2012 and 2011, respectively	12,481	12,464
Retained earnings	37,064	35,552
Noncontrolling interest	267	216
Accumulated other comprehensive loss	(2,041)	(2,052)
Total stockholders’ equity	47,771	46,180
Total liabilities and stockholders’ equity	$553,873	$566,734

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities
Net income	$2,275	$1,917
Net change – Noncontrolling interest	51	(12)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	310	308
Amortization of security premiums, net	48	29
Net (increase) decrease in loans held for sale	19,559	(18,915)
Provision for loan losses	1,800	2,200
Intangible amortization	-	46
Decrease in interest receivable	116	348
(Increase) decrease in other assets	1,318	(741)
Gain on sale of fixed assets	-	(85)
Decrease in accrued expenses	(1,904)	(635)
Gain on security transactions	-	(289)
Amortization of limited partnership investments	263	233
Income from life insurance investment	(189)	(175)
Other Real Estate Owned valuation adjustments	122	-
Gain on Other Real Estate Owned	(48)	-
Net adjustments	21,395	(17,676)
Net cash provided by (used in) operating activities	23,721	(15,771)

Cash flows from investing activities
Purchase of investments available for sale	(15,071)	(12,077)
Proceeds from maturity of investments available for sale	15,843	1,035
Proceeds from sales of investments available for sale	-	11,137
Net (increase) decrease in loans held for investment	(1,648)	(18,064)
Proceeds from the sale of other real estate owned	1,232	1,433
Proceeds from the sale of fixed assets	-	276
Purchase of property and equipment	(457)	(113)
Net (increase) decrease in interest bearing bank deposits	140	1,574
Purchase of bank owned life insurance	(4,064)	-
Net cash used in investing activities	(4,025)	(14,799)

Cash flows from financing activities
Net change in demand and savings deposits	6,956	8,884
Net change in time deposits	(1,435)	492
Net change in short-term debt	(14,509)	6,459
Cash dividends paid	(799)	(682)
Proceeds from rights offering	-	2,381
Proceeds from issuance of common stock	52	47
Proceeds from long-term debt	-	247
Repayment of long-term debt	(6,036)	(2,047)
Net cash provided by (used in) financing activities	(15,771)	15,781

Net Increase (Decrease) in Cash and Cash Equivalents	3,925	(14,789)
Cash and cash equivalents, beginning of period	8,994	20,924
Cash and cash equivalents, end of period	$12,919	$6,135
Supplemental disclosure
Cash paid for:
Interest expense	$3,153	$3,989
Income taxes	500	500
Transfers from loans to Other Real Estate Owned	1,549	2,332

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Balance, beginning of period	$46,180	$42,229

Comprehensive income
Net income – F & M Bank Corp	2,275	1,917
Net income attributable to noncontrolling interest	51	20
Prepaid pension adjustment	-	(52)
Net change in unrealized appreciation on securities available for sale, net of taxes	11	(120)
Total comprehensive income	2,337	1,765

Minority Interest Contributed Capital (Distributions)	-	(32)
Issuance of common stock	52	2,428
Dividends declared	(798)	(718)
Balance, end of period	$47,771	$45,672

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the quarters and six month periods ended June 30, 2012 and June 30, 2011.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2011 annual report to stockholders of F & M Bank Corp.

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

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at June 30, 2012 and December 31, 2011 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at June 30, 2012 and December 31, 2011 are as follows:

	2012		2011
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$108	$108	$108	$108
Total	$108	$108	$108	$108

	June 30, 2012
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$11,027	$30	$8	$11,049
Mortgage-backed securities	1,936	25	-	1,961
Total	$12,963	$55	$8	$13,010

	December 31, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$11,034	$36	$6	$11,064
Mortgage-backed securities	2,063	-	-	2,063
Total	$13,097	$36	$6	$13,127

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.   Investment Securities, continued

The amortized cost and fair value of securities at June 30, 2012, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$108	$108	$8,001	$8,024
Due after one year through five years	-	-	3,026	3,025
Due after five years	-	-	1,936	1,961
Total	$108	$108	$12,963	$13,010

There were no gains and losses on sales of debt and equity securities in the first or second quarter of 2012 or the first quarter of 2011.  There were gains of $346,000 on equity securities in the second quarter of 2011.

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

●
Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first or second quarter of 2012 or the first quarter of 2011.  There were $57,000 of charges to OTTI in the second quarter of 2011.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012
Government sponsored Enterprises	$4,000	$(8)	$-	$-	$4,000	$(8)
Total	$4,000	$(8)	$-	$-	$4,000	$(8)

December 31, 2011
Government sponsored Enterprises	$5,033	$(6)	$-	$-	$5,033	$(6)
Total	$5,033	$(6)	$-	$-	$5,033	$(6)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2011.  This decrease is due to a stock repurchase by the FHLB and regular amortization of the carrying value of the investment in low income housing projects.

Note 3.   Loans Held for Investment

Loans outstanding at June 30, 2012 and December 31, 2011 are summarized as follows:

	2012	2011

Commercial	$170,271	$170,157
Real Estate	207,344	208,244
Home Equity	57,841	57,259
Credit cards	2,655	2,813
Consumer	12,429	13,097
Total	$450,540	$451,570

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.   Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,633	$3,633	$-	$3,815	$106
Commercial	251	251	-	552	5
Home Equity	388	388	-	561	9
Other	197	197	-	155	3
	4,469	4,469	-	5,083	123
Impaired loans with a valuation allowance
Real Estate	13,548	13,548	1,087	7,441	172
Commercial	530	530	84	621	2
Home Equity	400	400	38	280	10
Other	713	713	177	352	1
	15,191	15,191	1,386	8,694	185
Total impaired loans	$19,660	$19,660	$1,386	$13,777	$308

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,174	$3,174	-	$4,493	$190
Commercial	45	45	-	1,064	3
Home Equity	709	709	-	757	30
Other	72	72	-	165	5
	4,000	4,000	-	6,479	228
Impaired loans with a valuation allowance
Real Estate	5,678	5,678	697	6,107	238
Commercial	568	568	268	948	2
Home Equity	313	313	29	316	21
Other	56	56	8	11	2
	6,615	6,615	1,002	7,382	263
Total impaired loans	$10,615	$10,615	$1,002	$13,861	$491

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.   Allowance for Loan Losses

A summary of transactions in the allowance for loan losses follows:

Six Months Ended June 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$1,567	$1,684	$456	$79	$71	$3,080	$6,937
Charge-offs	(523)	(601)	(50)	(27)	(11)	-	(1,212)
Recoveries	45	-	-	22	15	-	82
Provision	281	951	61	1	171	335	1,800
Ending Balance	$1,370	$2,034	$467	$75	$246	$3,415	$7,607

Three Months Ended June 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$1,365	$1,907	$468	$75	$522	$2,977	$7,314
Charge-offs	(302)	(293)	(37)	(21)	(7)	-	(660)
Recoveries	34	-	-	11	8	-	53
Provision	273	420	36	10	(277)	438	900
Ending Balance	$1,370	$2,034	$467	$75	$246	$3,415	$7,607

Six Months Ended June 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(453)	(706)	(56)	(45)	(310)	-	(1,570)
Recoveries	32	9	27	14	10	-	92
Provision	509	667	3	29	624	368	2,200
Ending Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508

Three Months Ended June 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$1,696	$1,490	$425	$64	$649	$1,771	$6,095
Charge-offs	(143)	(229)	(56)	(10)	(299)	-	(737)
Recoveries	16	1	27	4	2	-	50
Provision	243	522	(15)	(1)	83	268	1,100
Ending Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.   Allowance for Loan Losses, continued

A summary of transactions in the allowance for loan losses follows:

June 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:	$1,370	$2,034	$467	$75	$246	$3,415	$7,607

Individually evaluated for impairment	$84	$1,087	$38	$-	$177	$-	$1,386
Collectively evaluated for impairment	$1,286	$947	$429	$75	$69	$3,415	$6,221

December 31, 2011

Allowance for loan losses:	$1,567	$1,684	$456	$79	$71	$3,080	$6,937

Individually evaluated for impairment	$268	$697	$29	$-	$8	$-	$1,002
Collectively evaluated for impairment	$1,299	$987	$427	$79	$63	$3,080	$5,935

Recorded Investment in Loan Receivables (in thousands)

June 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$170,271	$207,344	$57,841	$2,655	$12,429	$-	$450,540

Individually evaluated for impairment	$17,189	$29,319	$1,425	$-	$717	$-	$48,650
Collectively evaluated for impairment	$153,082	$178,025	$56,416	$2,655	$11,712	$-	$401,890

December 31, 2011

Loan Receivable:	$170,157	$208,244	$57,259	$2,813	$13,097	$-	$451,570

Individually evaluated for impairment	$16,009	$32,335	$1,785	$-	$109	$-	$50,238
Collectively evaluated for impairment	$154,148	$175,909	$55,474	$2,813	$12,988	$-	$401,332

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2012

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days still accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans Receivable

Commercial	$678	$4,417	$2,499	$5,160	$12,754	$157,517	$170,271
Real Estate	4,309	2,781	732	8,066	15,888	191,456	207,344
Home Equity	884	126	165	180	1,355	56,486	57,841
Credit Cards	33	8	-	-	41	2,614	2,655
Consumer	124	17	111	37	289	12,140	12,429

Total	$6,028	$7,349	$3,507	$13,443	$30,327	$420,213	$450,540

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

Credit quality indicators as of June 30, 2012

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	June 30, 2012
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$-	$137	$-
Grade 2 - Modest Risk	606	2,688	1,419
Grade 3 - Average Risk	24,735	26,610	9,083
Grade 4 - Acceptable Risk	84,847	72,397	38,349
Grade 5 - Marginally Acceptable	53,762	45,140	5,653
Grade 6 – Watch	10,414	4,869	1,449
Grade 7 – Substandard	32,980	18,430	1,888
Grade 8 – Doubtful	-	-	-
Total	$207,344	$170,271	$57,841

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

		Credit Cards	Consumer

Performing		$2,655	$12,318
Non performing (past due 90 days or greater)		-	111
Total		$2,655	$12,429

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

Note 5.   Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2012 and does not anticipate additional contributions for the 2012 plan year.  The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2012 and 2011.

	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Service cost	$259,318	$222,710	$129,659	$111,355
Interest cost	163,962	160,756	81,981	80,378
Expected return on plan assets	(270,034)	(252,218)	(135,017)	(126,109)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(7,618)	(3,886)	(3,809)	(1,943)
Amortization of net (gain) or loss	86,610	31,922	43,305	15,961
Net periodic pension cost	$232,238	$159,284	$116,119	$79,642

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2012	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$11,049	$-	$11,049	$-
Mortgage-backed obligations of federal agencies	1,961	-	1,961
Investment securities available for sale	$13,010	$-	$13,010	$-

Total assets at fair value	$13,010	$-	$13,010	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$14	$-	$14	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2011	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$11,064	$-	$11,064	$-
Mortgage-backed obligations of federal agencies	2,063	-	2,063	-
Investment securities available for sale	13,127	-	13,127	-

Total assets at fair value	$13,127	$-	$13,127	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$13	$-	$13	$-

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2012	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$40,984	$-	$40,984	$-
Other Real Estate Owned	3,317	-	3,317	-

Real Estate	12,461	-	12,461	-
Commercial	446	-	446	-
Consumer	536	-	536	-
Home Equity	362	-	362	-
Impaired loans	13,805	-	13,805	-
Total assets at fair value	$58,106	$-	$58,106	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$60,543	$-	$60,543	$-
Other Real Estate Owned	3,074	-	3,074	-

Real Estate	4,981	-	4,981	-
Commercial	300	-	300	-
Consumer	48	-	48	-
Home Equity	284	-	284	-
Impaired loans	5,613	-	5,613	-
Total assets at fair value	$69,230	$-	$69,230	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers between levels 1 and 2.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.   Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	June 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	479,293	450,540	484,500	451,570

Financial Liabilities
Time deposits	$203,639	$201,923	$205,325	$203,358
Long-term debt	43,986	41,071	49,765	47,107

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

For the three and six months ending
June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	2	492	492
Home Equity		-	-
Total		$492	$492

	For the six months ending
	June 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	3	$1,016	$1,016
Real Estate	2	1,306	1,306
Home Equity	1	314	314
Total		$2,636	$2,636

For the three months ending
June 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	1	1,040	1,040
Home Equity		-	-
Total		$1,040	$1,040

During 2012 the Bank modified 2 loans that were considered to be troubled debt restructurings.   There were 6 loans modified during the first six months of 2011, one of which was modified in the three months ending June 30, 2011.  All of these modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

There were no loans modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the first six months 2012 or 2011.  A restructured loan is considered in default when it becomes 90 days past due.

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

Overview

Net income for the six months ended June 30, 2012 was $2,275,000 or $.91 per share, compared to $1,917,000 or $.80 in the same period in 2011, an increase of 18.68%. During the six months ended June 30, 2012, noninterest income, exclusive of securities transactions, increased 8.30% and noninterest expense decreased .70% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2012	2011

Net Income from Bank Operations	$2,264	$2,084
Income or (loss) from Parent Company Activities	11	(167)
Net Income for the six months ended June 30	$2,275	$1,917

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of  securities transactions, non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $2,193,000 in 2012 and $1,678,000 in 2011, an increase of 30.69%.  Income from core operations increased in 2012 primarily due to a decrease in interest expense.  A reconciliation of core earnings follows:

In thousands	2012	2011

Net Income	$2,275	$1,917
Non-recurring Tax Items	(82)	20
Non-recurring Securities Transactions, net of tax	-	(259)
Core Earnings for the six months ended June 30	$2,193	$1,678

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2012 year to date tax equivalent net interest income increased $306,000 or 3.18% compared to the same period in 2011.  The yield on earning assets decreased .22%, while the cost of funds decreased .30% compared to the same period in 2011.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 3.84%, an increase of .07% when compared to the same period in 2011. While, for the three month period ending June 30, 2012, the tax equivalent net interest margin decreased from 3.96% in 2011 to 3.80% in 2012.  A schedule of the net interest margin for the six month and three month periods ended June 30, 2012 and 2011 can be found in Table I on page 30.

The Interest Sensitivity Analysis contained in Table II on page 31 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 49.68% of rate sensitive assets and 43.36% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income, exclusive of securities transactions, increased $132,000 or 8.30% for the six month period ended June 30, 2012 and increased $148,000 or 18.50% for the three month period.  The increase is primarily due to increase in Insurance and Other Commissions income.

Noninterest expense decreased $46,000 for the six month period and decreased $25,000 for the three month period of 2012 as compared to 2011. Salary and benefits expense increased $252,000 (7.00%) through June 2012. This increase is due to increases in professional personnel as well as salary increases, health insurance and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses decreased at a rate of 9.90% for the first six months of 2012 as compared to 2011. The primary reason for the decrease in these expenses relates to the revisions to the FDIC Assessment calculation which resulted in a lower quarterly assessment. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (March 31, 2012) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.35% and 3.10% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

As of June 30, 2012, the market value of securities available for sale exceeded their cost by $47,000. This includes an increase in the value of government obligations held by the Bank.  The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities for the remainder of 2012.

In reviewing investments as of June 30, 2012, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Lending is geographically diversified within the service area. The only concentration within the portfolio is in construction and development lending.  Management and the Board of Directors review this concentration and other potential areas of concentration quarterly. Due to the sluggish economy, the first six months of 2012 resulted in a decrease of $1 million in the Bank’s core loan portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $16,950,000 at June 30, 2012 compared to $14,776,000 at December 31, 2011.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of June 30, 2012, the Company holds $3,317,000 of real estate which was acquired through foreclosure. This is an increase of $243,000 compared to December 31, 2011.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2012	December 31, 2011

Nonaccrual Loans
Real Estate	$8,066	$7,671
Commercial	5,160	5,888
Home Equity	180	266
Other	37	39
	13,443	13,864

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	732	646
Commercial	2,499	-
Home Equity	165	260
Other	111	6
	3,507	912

Total Nonperforming loans	$16,950	$14,776

Nonperforming loans as a percentage of loans held for investment	3.76%	3.27%

Net Charge Offs to total loans held for investment	.25%	.63%

Allowance for loan and lease losses to nonperforming loans	44.88%	46.95%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The allowance for loan losses of $7,607,000 at June 30, 2012 is equal to 1.69% of loans held for investment. This compares to an allowance of $6,937,000 (1.54%) at December 31, 2011.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $1,800,000 in the first six months of 2012. Net charge-offs year to date totaled $1,130,000.

Subsequent to the issuance of our second quarter press release management determined, in consultation with the lead lender, that a partial write down was appropriate on one of our participation loans.  This write down results in a reduction in loans held for investment, a reduction in the balance of the allowance for loan losses and an increase in charge offs totaling $275,000 each, respectively, compared to amounts as reported in the press release.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $5,520,000 since December 31, 2011.  Time deposits decreased $1,435,000 during this period while demand deposits and savings deposits increased $6,955,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $10 million in CDARS funding, an increase of $2 million since December 31, 2011.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB) and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Daily rate credit from the FHLB has been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of June 30, 2012 the daily rate credit has been paid off from the reduction in loans held for sale.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $6,036,000 through June 30, 2012.  There were no additional borrowings through June 30, 2012.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of June 30, 2012 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2012, the Company's total risk based capital and leverage ratios were 14.65% and 8.49%, respectively, increasing over year end from 14.09% and 8.03%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 14.59% and 8.50%, respectively, increasing over year end from 14.06% and 8.00%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums.

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

As of June 30, 2012, the Company had a cumulative Gap Rate Sensitivity Ratio of 13.91% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

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

Effect of Newly Issued Accounting Standards

The following is a summary of recent authoritative pronouncements:

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinitive-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived tangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The amendments are not expected to have a material effect on the Company's financial statements.

Existence of Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including F & M Bank Corp. and the address is (http: //www.sec.gov).

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011			June 30, 2012			June 30, 2011
		Income/	Average		Income/	Average		Income/	Average		Income/	Average
Average	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5

Interest income
Loans held for investment1,2	$452,804	$12,530	5.53%	$452,618	$13,060	5.77%	$453,202	$6,249	5.52%	$451,869	$6,668	5.90%
Loans held for sale	32,805	596	3.63%	16,198	311	3.84%	26,842	216	3.22%	23,415	214	3.66%
Federal funds sold	17,548	19	.22%	23,837	26	.22%	22,674	12	.21%	15,718	8	.20%
Interest bearing deposits	1,686	3	.36%	2,454	16	1.30%	1,305	1	.31%	2,333	8	1.37%
Investments
Taxable 3	13,362	109	1.63%	12,978	168	2.59%	13,543	64	1.89%	13,449	94	2.80%
Partially taxable	108	1	1.85%	2,902	70	4.82%	108	0	-	2,304	37	6.42%
Total earning assets	$518,313	$13,258	5.12%	$510,987	$13,651	5.34%	$517,674	$6,542	5.06%	$509,088	$7,029	5.52%
Interest Expense
Demand deposits	122,640	663	1.08%	118,448	861	1.45%	120,076	317	1.06%	118,863	430	1.45%
Savings	43,513	102	.47%	37,464	95	.51%	45,218	52	.46%	38,028	48	.50%
Time deposits	204,717	1,515	1.48%	214,549	1,846	1.72%	203,228	740	1.46%	214,071	919	1.72%
Short-term debt	5,440	11	.40%	4,684	9	.38%	4,452	5	.45%	4,202	4	.38%
Long-term debt	51,900	1,021	3.96%	58,218	1,207	4.15%	51,552	509	3.95%	57,748	585	4.05%
Total interest bearing liabilities	$428,210	$3,319	1.55%	$433,363	$4,018	1.85%	$424,526	$1,623	1.53%	$432,912	$1,986	1.84%

Tax equivalent net interest income 1		$9,939			$9,633			$4,919			$5,043

Net interest margin			3.84%			3.77%			3.80%			3.96%
__________________________________
1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3      An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

 TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2012
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of funds
Loans
Commercial	$35,596	$25,780	$100,678	$6,670	$-	$168,724
Installment	5,000	908	6,310	217	-	12,435
Real estate loans for investments	102,946	33,126	118,271	12,383	-	266,726
Loans held for sale	40,984	-	-	-	-	40,984
Credit cards	2,655	-	-	-	-	2,655
Federal funds sold	6,560	-	-	-	-	6,560
Interest bearing bank deposits	800	-	248	-	-	1,048
Investment securities	108	-	11,049	1,961	-	13,118
Total	$194,649	$59,814	$236,556	$21,231	$-	$512,250

Sources of funds
Interest bearing demand deposits	$-	$29,872	$68,646	$19,387	$-	$117,905
Savings deposits	-	9,465	28,393	9,464	-	47,322
Certificates of deposit $100,000 and over	9,485	22,744	36,244	-	-	68,473
Other certificates of deposit	18,810	47,709	66,931	-	-	133,450
Short-term borrowings	4,030	-	-	-	-	4,030
Long-term borrowings	23,214	17,857	1,829	8,362	-	51,262
Total	$55,539	$127,647	$202,043	$37,213	$-	$422,442

Discrete Gap	$139,110	$(67,833)	$34,513	$(15,982)	$-	$89,808

Cumulative Gap	$139,110	$71,277	$105,790	$89,808	$89,808

Ratio of Cumulative Gap to Total Earning Assets	27.16%	13.91%	20.65%	17.53%	17.53%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2012.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II   Other Information

ITEM 1.	LEGAL PROCEEDINGS –	Not Applicable

ITEM 1A.	RISK FACTORS –	Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –	Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES –	Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES	Not Applicable

ITEM 5.	OTHER INFORMATION –	Not Applicable

ITEM 6.	EXHIBITS

(a)        Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.’s 2001 Form 10K filed March 1, 2002.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

August 13, 2012	By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

	By:	/s/ Neil W. Hayslett
Neil W. Hayslett
Executive Vice President and Chief Financial Officer