Form 10-Q
period 2012-09-30
F&M BANK CORP
filed 2012-11-13
CIK 740806

Financial Statements

F & M Bank Corp.

September 30, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common Stock, par value - $5	2,498,157 shares

F & M BANK CORP.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
Interest income	2012	2011
Interest and fees on loans held for investment	$6,454	$6,540
Interest and fees on loans held for sale	531	420
Interest on federal funds sold	3	2
Interest on interest bearing deposits	1	8
Dividends on equity securities	-	21
Interest on debt securities	37	35
Total interest income	7,026	7,026

Interest expense
Interest on demand deposits	290	387
Interest on savings accounts	47	50
Interest on time deposits over $100,000	225	303
Interest on other time deposits	502	606
Total interest on deposits	1,064	1,346
Interest on short-term debt	15	11
Interest on long-term debt	494	544
Total interest expense	1,573	1,901

Net interest income	5,453	5,125

Provision for loan losses	900	900
Net interest income after provision for loan losses	4,553	4,225

Noninterest income
Service charges	290	296
Insurance and other commissions	236	162
Other	360	264
Income on bank owned life insurance	146	89
Gain on the sale of securities	-	736
Total noninterest income	1,032	1,547

Noninterest expense
Salaries	1,448	1,409
Employee benefits	496	435
Occupancy expense	149	136
Equipment expense	131	148
FDIC insurance assessment	174	23
Other	1,066	933
Total noninterest expense	3,464	3,084

Income before income taxes	2,121	2,688
Income tax expense	702	1,330
Consolidated net income	1,419	1,358
Net income - Noncontrolling interest	(37)	(20)
Net Income – F & M Bank Corp	$1,382	$1,338

Per share data
Net income	$.56	$.54
Cash dividends	$.17	$.15
Weighted average shares outstanding	2,497,142	2,490,109

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
Interest income	2012	2011
Interest and fees on loans held for investment	$18,941	$19,553
Interest and fees on loans held for sale	1,127	731
Interest on federal funds sold	22	28
Interest on interest bearing deposits	4	24
Dividends on equity securities	-	108
Interest on debt securities	147	169
Total interest income	20,241	20,613
Interest expense
Interest on demand deposits	954	1,248
Interest on savings accounts	149	145
Interest on time deposits over $100,000	683	899
Interest on time deposits	1,559	1,856
Total interest on deposits	3,345	4,148
Interest on short-term debt	26	20
Interest on long-term debt	1,521	1,751
Total Interest Expense	4,892	5,919

Net interest income	15,349	14,694

Provision for loan losses	2,700	3,100
Net interest income after provision for loan losses	12,649	11,594

Noninterest income
Service charges	865	815
Insurance and other commissions	585	396
Other	970	927
Income on bank owned life insurance	335	264
Other than temporary impairment losses	-	(57)
Gain on the sale of securities	-	1,082
Total noninterest income	2,755	3,427

Noninterest expense
Salaries	4,326	4,104
Employee benefits	1,470	1,340
Occupancy expense	418	411
Equipment expense	417	445
Intangible amortization	-	46
FDIC insurance assessment	536	591
Other	2,862	2,758
Total noninterest expense	10,029	9,695

Income before income taxes	5,375	5,326
Income taxes	1,630	2,031
Consolidated net income	3,745	3,295
Net income – Noncontrolling interest	(88)	(40)
Net Income – F & M Bank Corp	$3,657	$3,255

Per share data
Net income	$1.47	$1.34
Cash dividends	$.48	$.45
Weighted average shares outstanding	2,495,461	2,435,686

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income:
Net Income – F & M Bank Corp	$3,657	$3,255	$1,382	$1,338
Net Income attributable to noncontrolling interest	88	40	37	20
	3,745	3,295	1,419	1,358

Other comprehensive income (loss):
Prepaid pension adjustment	-	(52)	-	-

Unrealized holding gains (losses) on available-for-sale securities	99	164	22	(172)
Reclassification adjustment for other than temporary impairment losses		57
Reclassification adjustment for (gains) losses realized in income	-	(1,082)	-	(572)
Net unrealized gains (losses)	39	(926)	22	(744)
Tax effect	13	315	7	253
Unrealized holding gain (loss), net of tax	26	(611)	15	(491)
Total other comprehensive income (loss)	26	(611)	15	(491)

Comprehensive income	$3,771	$2,632	$1,434	$867

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,865	$6,813
Federal funds sold	6,732	2,181
Cash and cash equivalents	12,597	8,994
Interest bearing deposits in banks	511	1,188
Securities: (note 2)
Held to maturity – fair value of $108,000 in 2012 and 2011	107	108
Available for sale	10,873	13,127
Other investments	8,917	8,872
Loans held for sale	71,417	60,543
Loans held for investment (note 3)	456,801	451,570
Less allowance for loan losses (note 4)	(7,870)	(6,937)
Net loans held for investment	448,931	444,633

Other real estate owned	2,962	3,074
Bank premises and equipment, net	6,551	6,477
Interest receivable	1,718	1,816
Goodwill	2,670	2,670
Bank owned life insurance	11,546	7,179
Other assets	8,806	8,053
Total assets	$587,606	$566,734

Liabilities
Deposits:
Noninterest bearing	$77,203	$70,789
Interest bearing:
Demand	95,478	96,683
Money market accounts	23,755	25,177
Savings	47,315	39,940
Time deposits over $100,000	68,349	66,538
All other time deposits	133,357	136,820
Total deposits	445,457	435,947

Short-term debt	35,691	18,539
Accrued liabilities	9,289	8,770
Subordinated debt	10,191	10,191
Long-term debt	38,143	47,107
Total liabilities	538,771	520,554

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,497,988 and 2,487,197 shares issued and outstanding
in 2012 and 2011, respectively	12,490	12,464
Retained earnings	38,067	35,552
Noncontrolling interest	304	216
Accumulated other comprehensive loss	(2,026)	(2,052)
Total stockholders’ equity	48,835	46,180
Total liabilities and stockholders’ equity	$587,606	$566,734

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities
Net income	$3,657	$3,255
Net change – Noncontrolling interest	88	9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453	457
Amortization of security premiums, net	63	44
Net (increase) decrease in loans held for sale	(10,874)	(41,189)
Provision for loan losses	2,700	3,100
Intangible amortization	-	46
Decrease in interest receivable	98	319
(Increase) decrease in other assets	1,710	(826)
Gain on sale of fixed assets	-	(86)
Decrease in accrued expenses	(1,928)	(25)
Gain on security transactions	-	(1,025)
Amortization of limited partnership investments	394	349
Income from life insurance investment	(335)	(221)
Other Real Estate Owned valuation adjustments	295	-
Gain on Other Real Estate Owned	(66)	90
Net adjustments	(7,490)	(38,967)
Net cash provided by (used in) operating activities	(3,745)	(35,703)

Cash flows from investing activities
Purchase of investments available for sale	(16,196)	(14,969)
Proceeds from maturity of investments available for sale	17,989	4,191
Proceeds from sales of investments available for sale	-	15,684
Net (increase) decrease in loans held for investment	(9,054)	(12,864)
Proceeds from the sale of other real estate owned	1,941	1,494
Proceeds from the sale of fixed assets	-	277
Purchase of property and equipment	(527)	(188)
Net (increase) decrease in interest bearing bank deposits	677	524
Purchase of bank owned life insurance	(4,064)	-
Net cash used in investing activities	(9,234)	(5,851)

Cash flows from financing activities
Net change in demand and savings deposits	11,162	14,246
Net change in time deposits	(1,652)	6,490
Net change in short-term debt	17,152	10,434
Cash dividends paid	(1,198)	(1,093)
Proceeds from rights offering	-	2,381
Proceeds from issuance of common stock	82	73
Proceeds from long-term debt	-	247
Repayment of long-term debt	(8,964)	(6,321)
Net cash provided by (used in) financing activities	16,582	26,457

Net Increase (Decrease) in Cash and Cash Equivalents	3,603	(15,097)
Cash and cash equivalents, beginning of period	8,994	20,924
Cash and cash equivalents, end of period	$12,597	$5,827
Supplemental disclosure
Cash paid for:
Interest expense	$4,727	$5,942
Income taxes	1,200	1,000
Transfers from loans to Other Real Estate Owned	2, 058	3,211

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Balance, beginning of period	$46,180	$42,229

Comprehensive income
Net income – F & M Bank Corp	3,657	3,255
Net income attributable to noncontrolling interest	88	40
Prepaid pension adjustment	-	(52)
Net change in unrealized appreciation on securities available for sale, net of taxes	26	(611)
Total comprehensive income	3,771	2,632

Minority Interest Contributed Capital (Distributions)	-	(31)
Issuance of common stock	82	2,454
Dividends declared	(1,198)	(1,093)
Balance, end of period	$48,835	$46,191

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.      Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012 and the results of operations for the quarters and nine month periods ended September 30, 2012 and September 30, 2011.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2011 annual report to stockholders of F & M Bank Corp.

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

Note 2.      Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at September 30, 2012 and December 31, 2011 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at September 30, 2012 and December 31, 2011 are as follows:

	2012		2011
		Market		Market
	Cost	Value	Cost	Value

U. S. Treasury and agency obligations	$107	$107	$108	$108
Total	$107	$107	$108	$108

	September 30, 2012
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$9,018	$27	$2	$9,043
Mortgage-backed securities	1,785	45	-	1,830
Total	$10,803	$72	$2	$10,873

	December 31, 2011
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$11,034	$36	$6	$11,064
Mortgage-backed securities	2,063	-	-	2,063
Total	$13,097	$36	$6	$13,127

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.      Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2012, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$107	$107	$-	$-
Due after one year through five years	-	-	9,018	9,043
Due after five years	-	-	1,785	1,830
Total	$107	$107	$10,803	$10,873

There were no gains and losses on sales of debt and equity securities in the first nine months of 2012.  Gains and losses for the nine and three months ended September 30, 2011 are as follows:

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
Gains	$1,144	$798
Losses	(62)	(62)
Net Gains	$1,082	$736

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

Securities Impairment continued

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

●
Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first nine months of 2012 or the first  or third quarters of 2011.  There were $57,000 of charges to OTTI in the second quarter of 2011.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2012
Government sponsored Enterprises	$1,998	$(2)	$-	$-	$1,998	$(2)
Total	$1,998	$(2)	$-	$-	$1,998	$(2)

December 31, 2011
Government sponsored Enterprises	$5,033	$(6)	$-	$-	$5,033	$(6)
Total	$5,033	$(6)	$-	$-	$5,033	$(6)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2011.  This increase is due to FHLB stock purchase required with new advance and regular amortization of the carrying value of the investment in low income housing projects.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.      Loans Held for Investment

Loans outstanding at September 30, 2012 and December 31, 2011 are summarized as follows:

	2012	2011

Commercial	$167,492	$170,157
Real Estate	213,366	208,244
Home Equity	60,956	57,259
Credit cards	2,707	2,813
Consumer	12,280	13,097
Total	$456,801	$451,570

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
September 30, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance
Real Estate	$3,755	$3,755	$-	$3,830	$169
Commercial	51	51	-	406	6
Home Equity	610	610	-	558	19
Other	205	205	-	164	6
	4,621	4,621	-	4,958	200
Impaired loans with a valuation allowance
Real Estate	7,683	7,683	994	7,794	172
Commercial	4,437	4,437	608	1,315	24
Home Equity	942	942	148	395	27
Other	711	711	172	494	1
	13,773	13,773	1,922	9,998	224
Total impaired loans	$18,394	$18,394	$1,922	$14,956	$424

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4.     Allowance for Loan Losses

A summary of the allowance for loan losses follows:

Nine Months Ended September 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,567	$1,684	$456	$79	$71	$3,080	$6,937
Charge-offs	(1,115)	(885)	(50)	(36)	(11)	-	(2,097)
Recoveries	89	189	-	29	23	-	330
Provision	1,301	1,002	208	4	162	23	2,700
Ending Balance	$1,842	$1,990	$614	$76	$245	$3,103	$7,870

Three Months Ended September 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,370	$2,034	$467	$75	$246	$3,415	$7,307
Charge-offs	(592)	(284)	-	(9)	-	-	(885)
Recoveries	44	189	-	7	8	-	248
Provision	1,020	51	147	3	(9)	(312)	900
Ending Balance	$1,842	$1,990	$614	$76	$245	$3,103	$7,870

Nine Months Ended Septmber 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,724	$1,814	$407	$59	$111	$1,671	$5,786
Charge-offs	(973)	(783)	(306)	(60)	(72)	-	(2,194)
Recoveries	56	9	27	22	38	-	152
Provision	1,244	425	172	37	24	1,198	3,100
Ending Balance	$2,051	$1,465	$300	$58	$101	$2,869	$6,844

Three Months Ended September 30, 2011	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,812	$1,784	$381	$57	$435	$2,039	$6,508
Charge-offs	(520)	(77)	(250)	(15)	238	-	(624)
Recoveries	24	-	-	8	28	-	60
Provision	735	(242)	169	8	(600)	830	900
Ending Balance	$2,051	$1,465	$300	$58	$101	$2,869	$6,844

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.     Allowance for Loan Losses, continued

A summary of transactions in the allowance for loan losses follows:

September 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Allowance for loan losses:	$1,842	$1,990	$614	$76	$245	$3,103	$7,870

Individually evaluated for impairment	$608	$994	$148	$-	$172	$-	$1,922
Collectively evaluated for impairment	$1,234	$996	$466	$76	$73	$3,103	$5,948

December 31, 2011

Allowance for loan losses:	$1,567	$1,684	$456	$79	$71	$3,080	$6,937

Individually evaluated for impairment	$268	$697	$29	$-	$8	$-	$1,002
Collectively evaluated for impairment	$1,299	$987	$427	$79	$63	$3,080	$5,935

Recorded Investment in Loan Receivables (in thousands)

September 30, 2012	Commercial	Real Estate	Home Equity	Credit Cards	Consumer	Unallocated	Total

Loan Receivable:	$167,492	$213,366	$60,956	$2,707	$12,280	$-	$456,801

Individually evaluated for impairment	$17,200	$31,334	$1,394	$-	$716	$-	$50,644
Collectively evaluated for impairment	$150,292	$182,032	$59,562	$2,707	$11,564	$-	$406,157

December 31, 2011

Loan Receivable:	$170,157	$208,244	$57,259	$2,813	$13,097	$-	$451,570

Individually evaluated for impairment	$16,009	$32,335	$1,785	$-	$109	$-	$50,238
Collectively evaluated for impairment	$154,148	$175,909	$55,474	$2,813	$12,988	$-	$401,332

Aging of Past Due Loans Receivable (in thousands) as of September 30, 2012

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days still accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans Receivable

Commercial	$1,376	$325	$35	$4,314	$6,050	$161,442	$167,492
Real Estate	5,396	2,207	787	6,181	14,571	198,795	213,366
Home Equity	812	74	294	151	1,331	59,625	60,956
Credit Cards	105	13	-	-	118	2,589	2,707
Consumer	1,124	85	17	111	1,337	10,943	12,280

Total	$8,813	$2,704	$1,133	$10,757	$23,407	$433,394	$456,801

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.      Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2011

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loans Receivable

Commercial	$227	$1,408	$-	$5,888	$7,523	$162,634	$170,157
Real Estate	5,146	5,055	646	7,671	18,518	189,726	208,244
Home Equity	503	98	260	266	1,127	56,132	57,259
Credit Cards	22	5	-	-	27	2,786	2,813
Consumer	77	85	6	39	207	12,890	13,097
Total	$5,975	$6,651	$912	$13,864	$27,402	$424,168	$451,570

Credit quality indicators as of September 30, 2012

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	September 30, 2012
	Real Estate	Commercial	Home Equity

Grade 1 - Minimal Risk	$-	$70	$-
Grade 2 - Modest Risk	794	2,611	1,496
Grade 3 - Average Risk	43,107	27,428	18,173
Grade 4 - Acceptable Risk	83,684	73,189	32,831
Grade 5 - Marginally Acceptable	37,315	41,513	4,402
Grade 6 – Watch	12,779	4,836	2,087
Grade 7 – Substandard	35,687	17,845	1,967
Grade 8 – Doubtful	-	-	-
Total	$213,366	$167,492	$60,956

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

		Credit Cards	Consumer

Performing		$2,707	$12,263
Non performing (past due 90 days or greater)		-	17
Total		$2,707	$12,280

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

Note 5.     Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2012 and does not anticipate additional contributions for the 2012 plan year.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2012 and 2011.

	Nine Months Ended		Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Service cost	$388,977	$334,065	$129,659	$111,355
Interest cost	245,943	241,134	81,981	80,378
Expected return on plan assets	(405,051)	(378,327)	(135,017)	(126,109)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(11,427)	(5,829)	(3,809)	(1,943)
Amortization of net (gain) or loss	129,915	47,883	43,305	15,961
Net periodic pension cost	$348,357	$238,926	$116,119	$79,642

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$9,043	$-	$9,043	$-
Mortgage-backed obligations of federal agencies	1,830	-	1,830	-
Investment securities available for sale	$10,873	$-	$10,873	$-

Total assets at fair value	$10,873	$-	$10,873	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$17	$-	$17	$-

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

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.  After further evaluation, the Company has determined that Other Real Estate Owned and Impaired Loans should be Level 3.

September 30, 2012	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$71,417	$-	$71,417	$-
Other Real Estate Owned	2,962	-	-	2,962

Real Estate	6,689	-	-	6,689
Commercial	3,829	-	-	3,829
Consumer	539	-	-	539
Home Equity	794	-	-	794
Impaired loans	11,851	-	-	11,851

Total assets at fair value	$86,230	$-	$71,417	$14,813

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Loans Held for Sale	$60,543	$-	$60,543	$-
Other Real Estate Owned	3,074	-	-	3,074

Real Estate	4,981	-	-	4,981
Commercial	300	-	-	300
Consumer	48	-	-	48
Home Equity	284	-	-	284
Impaired loans	5,613	-	-	5,613

Total assets at fair value	$69,230	$-	$60,543	$8,687

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.     Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	September 30, 2012		December 31, 2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	481,309	456,801	484,500	451,570

Financial Liabilities
Time deposits	$203,582	$201,706	$205,325	$203,358
Long-term debt	40,811	38,143	49,765	47,107

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

For the nine months ending September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	2	492	492
Home Equity		-	-
Total		$492	$492

	For the nine months ending September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	3	$1,008	$1,008
Real Estate	5	5,560	5,560
Home Equity	2	452	452
Total		$7,020	$7,020

	For the three months ending September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	3	4,254	4,254
Home Equity	1	142	142
Total		$4,396	$4,396

During the first six 2012 the Bank modified 2 loans that were considered to be troubled debt restructurings, there were no additional troubled debt restructurings in the third quarter.  There were 10 loans modified during the first nine months of 2011, four of which was modified in the three months ending September 30, 2011.  All of these modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

There was 1 real estate loan with a Pre- and Post-modification Outstanding Recorded Investment of $344,000 modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the first nine months 2012. There were no such loans in the first nine months of 2011. A restructured loan is considered in default when it becomes 90 days past due.

Note 9.     Rights Offering

The Company completed a rights offering during the first quarter of 2011 that resulted in the issuance of 179.699 share totaling $2,381,000 in additional capital.

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. As previously announced in an 8-K filing dated October 1, 2012, the Bank recently opened a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. Also, as announced in the same 8-K, the Bank has opened a loan production office in Fishersville, VA.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  For further discussion refer to page 30 in the Management Discussion and Analysis.

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

Overview

Net income for the nine months ended September 30, 2012 was $3,657,000 or $1.47 per share, compared to $3,255,000 or $1.34 in the same period in 2011, an increase of 12.35%. During the nine months ended September 30, 2012, noninterest income, exclusive of securities transactions, increased 14.70% and noninterest expense increased 3.44% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2012	2011

Net Income from Bank Operations	$3,774	$3,534
Income or (loss) from Parent Company Activities	(117)	(279)
Net Income for the nine months ended September 30	$3,657	$3,255

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of securities transactions, non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $3,575,000 in 2012 and $2,927,000 in 2011, an increase of 22.14%.  Income from core operations increased in 2012 primarily due to a decrease in interest expense.  A reconciliation of core earnings follows:

In thousands	2012	2011

Net Income	$3,657	$3,255
Non-recurring Tax Items	(82)	418
Non-recurring Securities Transactions, net of tax	-	(746)
Core Earnings for the nine months ended September 30	$3,575	$2,927

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2012 year to date tax equivalent net interest income increased $640,000 or 4.33% compared to the same period in 2011.  The yield on earning assets decreased .21%, while the cost of funds decreased .32% compared to the same period in 2011.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 3.91%, an increase of .08% when compared to the same period in 2011. While, for the three month period ending September 30, 2012, the tax equivalent net interest margin increased from 3.96% in 2011 to 4.07% in 2012.  A schedule of the net interest margin for the nine month and three month periods ended September 30, 2012 and 2011 can be found in Table I on page 33.

The Interest Sensitivity Analysis contained in Table II on page 34 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 52.85% of rate sensitive assets and 45.28% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income, exclusive of securities transactions, increased $353,000 or 14.70% for the nine month period ended September 30, 2012 and increased $221,000 or 27.25% for the three month period.  The increase is primarily due to increase in Insurance and Other Commissions income and income derived from Bank Owned Life Insurance.

Noninterest expense increased $334,000 for the nine month period and increased $380,000 for the three month period of 2012 as compared to 2011. Salary and benefits expense increased $352,000 (6.47%) through September 2012. This increase is due to increases in professional personnel as well as salary increases, health insurance and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses decreased at a rate of .42% for the first nine months of 2012 as compared to 2011. The primary reason for the decrease in these expenses relates to the revisions to the FDIC Assessment calculation which resulted in a lower quarterly assessment. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (June 30, 2012) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.37% and 3.12% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased since year end.

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

As of September 30, 2012, the market value of securities available for sale exceeded their cost by $70,000. This includes an increase in the value of government obligations held by the Bank.  The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities for the remainder of 2012.

In reviewing investments as of September 30, 2012, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Lending is geographically diversified within the service area.  The only concentration within the portfolio is in construction and development lending.  Management and the Board of Directors review this concentration and other potential areas of concentration quarterly. The first nine months of 2012 resulted in an increase of $5.2 million in the Bank’s core loan portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $11,890,000 at September 30, 2012 compared to $14,776,000 at December 31, 2011.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of September 30, 2012, the Company holds $2,962,000 of real estate which was acquired through foreclosure. This is decrease of $112,000 compared to December 31, 2011.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2012	December 31, 2011

Nonaccrual Loans
Real Estate	$6,181	$7,671
Commercial	4,314	5,888
Home Equity	151	266
Other	111	39
	10,757	13,864

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	787	646
Commercial	35	-
Home Equity	293	260
Other	18	6
	1,133	912

Total Nonperforming loans	$11,890	$14,776

Nonperforming loans as a percentage of loans held for investment	2.60%	3.27%

Net Charge Offs to total loans held for investment	.39%	.63%

Allowance for loan and lease losses to nonperforming loans	66.19%	46.95%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The allowance for loan losses of $7,870,000 at September 30, 2012 is equal to 1.72% of loans held for investment. This compares to an allowance of $6,937,000 (1.54%) at December 31, 2011.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $2,700,000 in the first nine months of 2012. Net charge-offs year to date totaled $1,767,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $9,510,000 since December 31, 2011.  Time deposits decreased $1,652,000 during this period while demand deposits and savings deposits increased $11,162,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $8 million in CDARS funding, which is consistent with December 31, 2011.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of September 30, 2012 the total FHLB short-term borrowings totaled $32,500,000 and commercial repurchase agreements totaled $3,191,000.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $8,964,000 through September 30, 2012.  There were no additional borrowings through September 30, 2012.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of September 30, 2012 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2012, the Company's total risk based capital and leverage ratios were 14.13% and 8.36%, respectively, increasing over year end from 14.09% and 8.03%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 14.20% and 8.40%, respectively, increasing over year end from 14.06% and 8.00%, respectively . For both the Company and the Bank these ratios are in excess of regulatory minimums.

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

As of September 30, 2012, the Company had a cumulative Gap Rate Sensitivity Ratio of 15.37% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011			September 30, 2012			September 30, 2011
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$455,588	$19,011	5.56%	$453,787	$19,626	5.77%	$455,269	$6,482	5.69%	$455,839	$6,566	5.76%
Loans held for sale	42,376	1,127	3.55%	26,992	731	3.61%	65,292	531	3.25%	46,464	420	3.62%
Federal funds sold	13,454	22	.22%	16,818	28	.22%	4,763	3	.25%	3,010	2	.27%
Interest bearing deposits	1,336	4	.40%	2,262	23	1.36%	1,061	1	.38%	1,883	7	1.49%
Investments
Taxable 3	12,804	147	1.53%	12,563	210	2.23%	11,698	37	1.30%	11,747	42	1.43%
Partially taxable	108	1	1.23%	2,332	81	4.63%	108	0	-	1,245	11	3.53%
Total earning assets	$525,666	$20,312	5.15%	$514,754	$20,699	5.36%	$538,191	$7,054	5.24%	$520,188	$7,048	5.42%
Interest Expense
Demand deposits	121,754	954	1.04%	117,742	1,248	1.41%	118,818	290	.98%	116,348	387	1.33%
Savings	44,440	149	.45%	37,833	145	.51%	46,275	47	.41%	38,560	50	.52%
Time deposits	204,279	2,242	1.46%	215,548	2,755	1.70%	203,394	727	1.43%	217,513	909	1.67%
Short-term debt	8,680	26	.40%	6,173	20	.43%	13,628	15	.44%	9,104	11	.48%
Long-term debt	54,879	1,521	3.69%	56,903	1,751	4.10%	60,773	494	3.24%	55,099	544	3.95%
Total interest bearing liabilities	$434,032	$4,892	1.50%	$434,199	$5,919	1.82%	$442,888	$1,573	1.42%	$436,624	$1,901	1.74%

Tax equivalent net interest income 1		$15,420			$14,780			$5,481			$5,147

Net interest margin			3.91%			3.83%			4.07%			3.96%
        ______________
1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3      An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

September 30, 2012
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$33,283	$29,060	$92,548	$11,059	$-	$165,950
Installment	4,642	1,056	6,433	152	-	12,283
Real estate loans for investments	101,371	38,176	119,504	16,810	-	275,861
Loans held for sale	71,417	-	-	-	-	71,417
Credit cards	2,707	-	-	-	-	2,707
Federal funds sold	6,732	-	-	-	-	6,732
Interest bearing bank deposits	263	-	248	-	-	511
Investment securities	107	-	9,043	1,830	-	10,980
Total	$220,522	$68,292	$227,776	$29,851	$-	$546,441

Sources of funds
Interest bearing demand deposits	$-	$30,972	$69,165	$19,096	$-	$119,233
Savings deposits	-	9,463	28,389	9,463	-	47,315
Certificates of deposit $100,000 and over	9,343	22,613	36,393	-	-	68,349
Other certificates of deposit	14,842	56,420	62,095	-	-	133,357
Short-term borrowings	35,691	-	-	-	-	35,691
Long-term borrowings	4,429	21,037	15,465	7,403	-	48,334
Total	$64,305	$140,505	$211,507	$35,962	$-	$452,279

Discrete Gap	$156,217	$(72,213)	$16,269	$(6,111)	$-	$94,162

Cumulative Gap	$156,217	$84,004	$100,273	$94,162	$94,162

Ratio of Cumulative Gap to Total Earning Assets	28.59%	15.37%	18.35%	17.23%	17.23%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2012.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

F & M BANK CORP.

November 14, 2012	By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

	By:	/s/ Neil W. Hayslett
Neil W. Hayslett Executive Vice President and Chief Financial Officer