Form 10-K
period 2012-12-31
F&M BANK CORP
filed 2013-03-29
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,214,291 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 29, 2012 was approximately $34,321,511 based on the closing sales price of $15.50 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 21, 2013, there were 2,501,150 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2013 (the “Proxy Statement”).

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

The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers.  TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities.  FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock.

The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and a concentration in development lending. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

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

Employees

On December 31, 2012, the Bank had 142 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, CONTINUED

ITEM 1.  BUSINESS, CONTINUED

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

PART I,  CONTINUED

ITEM 1.  BUSINESS, CONTINUED

Regulation and Supervision, continued

Capital Requirements.  The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred stockholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2012 were 10.69% and 13.98%, respectively, significantly above the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2012, was 8.29%, which is significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

PART I,  CONTINUED

ITEM 1.  BUSINESS, CONTINUED

Regulation and Supervision, continued

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

The direction and speed of interest rate changes affects our net interest margin and net interest income. Typically, in a period of declining interest rates our net interest income is negatively affected in the short term as our interest earning assets (primarily variable rate loans and investment securities) reprice more quickly than our interest bearing liabilities (deposits and borrowings).

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

PART I,  CONTINUED

ITEM 1A.  RISK FACTORS, CONTINUED

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

As the Company continues to implement its growth strategy by opening new loan production offices and branches it expects to incur increased personnel, occupancy and other operating expenses. The Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans for new offices could depress earnings in the short run, even if it efficiently executes a strategy leading to long-term financial benefits.

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

PART I,  CONTINUED

ITEM 1A.  RISK FACTORS, CONTINUED

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments to report for the year ended December 31, 2012.

ITEM 2.  DESCRIPTION OF PROPERTIES

The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Branch and Administrative Offices	Elkton Branch
205 South Main Street	127 West Rockingham Street
Timberville, VA 22853	Elkton, VA 22827

Broadway Branch	Port Road Branch
126 Timberway	1085 Port Republic Road
Broadway, VA 22815	Harrisonburg, VA 22801

Bridgewater Branch	Edinburg Branch
100 Plaza Drive	120 South Main Street
Bridgewater, VA 22812	Edinburg, VA 22824

Woodstock Branch	Crossroads Branch
161 South Main Street	80 Cross Keys Road
Woodstock, VA 22664	Harrisonburg, VA 22801

Luray Branch	Dealer Finance Division
700 East Main Street	4759 Spotswood Trail
Luray, VA 22835	Penn Laird, VA 22846

Fishersville Loan Production Office
1842 Jefferson Hwy
Fishersville, VA 22939

With the exception of the Edinburg Branch, Port Road Branch, Luray Branch, Dealer Finance Division and the Fishersville Loan Production Office the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations.

Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA.

VBS’ offices are located at:

Harrisonburg Office	Woodstock Office
2040 Deyerle Avenue	161 South Main Street
Suite 107	Woodstock, VA 22664
Harrisonburg, VA 22801

PART I,  CONTINUED

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

The Company’s Common Stock trades under the symbol “FMBM” on the OTC QB Market. The bid and asked price of the Company’s stock is not published in any newspaper. Although several firms in both Harrisonburg and Richmond, Virginia occasionally take positions in the Company stock, they typically only match buyers and sellers.

Transfer Agent and Registrar

Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2007, and the reinvestment of dividends.

PART II,  CONTINUED

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED

Stock Performance, continued

Index	2007	2008	2009	2010	2011	2012

F & M Corp	100.00	100.23	78.69	51.56	50.56	58.62
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank Index	100.00	57.06	56.47	63.27	49.00	66.13

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,598,000 and $1,466,000 in 2012 and 2011, respectively. Regular quarterly dividends have been declared for sixty consecutive quarters. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per share to net income per share was 32.65% in 2012, compared to 31.41% in 2011.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2012 totaled 164,132 shares; of this amount, none were repurchased in 2012.

The number of common shareholders of record was approximately 1,719 as of March 21, 2013. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

PART II,  CONTINUED

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2012			2011
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	13.61	15.49	$.16	13.00	15.50	$.15
2nd	15.05	18.74	.16	12.20	13.99	.15
3rd	15.00	16.75	.16	11.75	15.00	.15
4th	14.90	16.74	.16	12.40	14.00	.15
Total			$.64			$.60

PART II,  CONTINUED

ITEM 6.   SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Interest and Dividend Income	$27,225	$27,680	$27,870	$27,516	$25,544
Interest Expense	6,294	7,719	9,005	10,182	10,498

Net Interest Income	20,931	19,961	18,865	17,334	15,046
Provision for Loan Losses	4,200	4,000	4,300	4,210	815

Net Interest Income after Provision for Loan Losses	16,731	15,961	14,565	13,124	14,231
Noninterest Income	3,627	3,118	3,249	3,111	3,169
Securities Gains (Losses)	-	1,024	349	(1,754)	(1,680)
Noninterest Expenses	13,362	12,892	12,741	12,188	11,097

Income before Income Taxes	6,996	7,211	5,422	2,293	4,623
Income Tax Expense	2,095	2,523	1,681	339	1,419
Net Income	$4,901	$4,688	$3,741	$1,954	$3,204
Per Share Data:
Net Income	$1.96	$1.91	$1.63	$.85	$1.38
Dividends Declared	.64	.60	.60	.76	.90
Book Value	19.76	18.53	18.31	16.99	15.64
Balance Sheet Data:
Assets	$596,904	$566,734	$538,855	$539,223	$472,058
Loans Held for Investment	465,819	451,570	445,147	434,403	399,233
Loans Held for Sale	77,207	60,543	23,764	31,168	3,780
Securities	18,807	22,108	24,144	26,220	30,785
Deposits	453,796	435,947	425,051	420,643	342,225
Short-Term Debt	34,597	18,539	5,355	9,085	20,510
Long-Term Debt	47,905	57,298	58,979	63,096	65,331
Stockholders’ Equity	49,384	46,180	42,229	39,002	36,305
Average Shares Outstanding	2,496	2,450	2,299	2,292	2,319
Financial Ratios:
Return on Average Assets1	.86%	.84%	.69%	.38%	.75%
Return on Average Equity1	10.26%	10.41%	9.22%	5.10%	8.50%
Net Interest Margin	3.95%	3.87%	3.77%	3.70%	3.89%
Efficiency Ratio 2	54.03%	55.43%	57.23%	57.74%	58.60%
Dividend Payout Ratio	32.65%	31.41%	36.81%	89.18%	65.01%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	8.35%	8.14%	7.46%	7.37%	8.85%
Allowance for Loan Losses to Loans3	1.75%	1.54%	1.30%	.88%	.55%
Nonperforming Loans to Total Assets4	2.24%	2.61%	2.94%	1.42%	1.01%
Nonperforming Assets to Total Assets5	2.73%	3.15%	3.22%	1.52%	1.01%
Net Charge-offs to Total Loans3	.64%	.63%	.53%	.59%	.08%

1	Ratios are primarily based on daily average balances.
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

PART II, CONTINUED

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

PART II,  CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

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

Residential Mortgage Lending

The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan to value limits ranging between 80 and 90% depending on the age of the property, borrower’s income and credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every three to five years, based on amortization periods of twenty to thirty years.

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary VBS Mortgage.  These loans are typically on the Bank’s books for two to three weeks prior to being sold to investors in the secondary market.  Similarly, the Bank also has a relationship with Gateway Savings Bank in Oakland, CA where it purchases fixed rate loans for short periods of time pending those loans being sold to investors in the secondary market.  These loans have an average life of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days.  The Bank has maintained a relationship with Gateway Bank since 2003.  This relationship allows the Bank to achieve a higher rate of return than it would on other short term investment opportunities.

Dealer Finance Division

On September 25, 2012, the Bank began operations of a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The new Dealer Finance Division was staffed with three officers that have extensive experience in Dealer Finance. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately forty dealers have signed contracts to originate loans on behalf of the Bank.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

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

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002.  As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage.  The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2012 or 2011. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2012, 2011 and 2010.

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

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

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

Declines determined to be other than temporary are charged to operations and included in the other than temporary impairment losses.  There were no such charges for 2012 or 2011.  In 2010 there were $65,000 in other than temporary impairment losses.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Overview

The Company’s net income for 2012 totaled $4,901,000 or $1.96 per share, an increase of 4.54% over $4,688,000 or $1.91 a share in 2011. Return on average equity decreased in 2012 to 10.26% versus 10.41% in 2011, while the return on average assets increased from .84% to .86%. The Company’s operating earnings, which are net earnings excluding gains (losses) on the sale of investments, non-recurring tax entries and other non-recurring income was $4,819,000 in 2012 versus $4,373,000 in 2011, an increase of 10.2%. Core profitability increased due to the growth in the net interest margin which was driven by reduced interest expense.

See page 10 for a five-year summary of selected financial data.

Changes in Net Income per Common Share

	2012	2011
	to 2011	to 2010
Prior Year Net Income Per Share	$1.91	$1.63
Change from differences in:
Net interest income	.39	.45
Provision for credit losses	(.08)	.12
Noninterest income, excluding securities gains	.20	(.05)
Securities gains	(.41)	.28
Noninterest expenses	(.19)	(.06)
Income taxes	.17	(.34)
Effect of rights offering	(.03)	(.12)
Total Change	.05	.28
Net Income Per Share	$1.96	$1.91

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2012 was $20,930,000 representing an increase of $970,000 or 4.86% over the prior year.  A 5.81% increase in 2011 versus 2010 resulted in total net interest income of $19,961,000.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 19), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.

Tax equivalent income on earning assets decreased $478,000.  Loans held for investment, expressed as a percentage of total earning assets, decreased in 2012 to 85.05% as compared to 87.35% in 2011.  During 2012, yields on earning assets decreased 27 basis points (BP), primarily due to a 19BP decrease in the yield on loans held for investment. This decrease is consistent with declining market rates resulting from Federal Reserve interest rate cuts and a slowing economy. The average cost of interest bearing liabilities decreased 36BP in 2012, following a decrease of 29BP in 2011. The decrease in average cost resulted from maturing liabilities repricing at lower rates.  Following the recession of 2008/2009 the Federal Reserve’s Federal Open Market Committee (FOMC) has continued its accommodative monetary policy.  Recently the FOMC announced its intention to keep short term interest rates at these historically low levels until 2015.

The analysis on the next page reveals an increase in the net interest margin to 3.92% in 2012 primarily due to changes in balance sheet leverage as the decline in yields on earning assets (27BP) is less than the decline in the cost of funds on interest bearing liabilities (36BP).

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Consolidated Average Balances, Yields and Rates1

	2012			2011			2010
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$168,135	$8,204	4.88%	$174,748	$8,992	5.15%	$180,292	$9,474	5.25%
Real estate	264,400	15,122	5.72%	254,641	15,198	5.97%	236,318	14,502	6.14%
Installment	23,560	2,019	8.57%	24,022	1,872	7.79%	26,831	2,086	7.77%

Loans held for investment4	456,095	25,345	5.56%	453,411	26,062	5.75%	443,441	26,062	5.88%
Loans held for sale	50,814	1,736	3.42%	36,277	1,331	3.67%	32,503	1,300	4.00%

Investment securities3
Fully taxable	16,424	209	1.27%	12,246	259	2.11%	12,298	420	3.42%
Partially taxable	108	1	.93%	1,321	89	6.74%	3,722	189	5.08%
Tax exempt	-	-	-	-	-	-	-	-	-

Total investment securities	16,532	210	1.27%	13,567	348	2.57%	16,020	609	3.80%

Interest bearing deposits in banks	1,334	5	.37%	2,773	29	1.05%	2,997	26	.87%
Federal funds sold	11,463	25	.22%	13,050	29	.22%	9,390	21	.22%
Total Earning Assets	536,238	27,321	5.09%	519,078	27,799	5.36%	504,351	28,018	5.56%

Allowance for loan losses	(7,711)			(6,558)			(4,990)
Nonearning assets	44,002			40,929			44,700
Total Assets	$572,529			$553,449			$544,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$121,209	$1,195	.99%	$119,453	$1,599	1.34%	$110,814	$1,939	1.75%
Savings	45,120	182	.40%	38,248	191	.50%	35,666	191	.54%
Time deposits	214,145	2,944	1.83%	215,164	3,606	1.68%	222,919	4,426	1.99%

Total interest bearing deposits	380,474	4,321	1.14%	372,865	5,396	1.45%	369,399	6,556	1.77%

Short-term debt	12,816	52	.41%	8,845	40	.45%	6,035	29	.48%
Long-term debt	55,275	1,921	3.48%	56,258	2,282	4.06%	63,565	2,421	3.81%

Total interest bearing liabilities	448,565	6,294	1.40%	437,968	7,718	1.76%	438,999	9,006	2.05%

Noninterest bearing deposits	75,983			68,141			56,328
Other liabilities	199			2,272			8,166

Total liabilities	524,747			508,381			503,493
Stockholders’ equity	47,782			45,068			40,568

Total liabilities and stockholders’ equity	$572,529			$553,449			$544,061
		$17,508			$17,508			$17,508
Net interest earnings		$21,027			$20,081			$19,012

Net yield on interest earning assets (NIM)			3.92%			3.87%			3.77%

1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

The following table illustrates the effect of changes in volumes and rates.

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$154	$(871)	$(717)	$586	$(586)	$-
Loans held for sale	534	(129)	405	151	(120)	31
Investment securities
Taxable	88	(138)	(50)	(2)	(159)	(161)
Partially taxable	(82)	(6)	(88)	(122)	22	(100)
Tax exempt	-	-	-	-	-	-

Interest bearing deposits in banks	(15)	(9)	(24)	(2)	5	3
Federal funds sold	(3)	(1)	(4)	8	-	8
Total Interest Income	676	(1,154)	(478)	619	(838)	(219)

Interest expense
Deposits
Demand	24	(428)	(404)	151	(491)	(340)
Savings	34	(43)	(9)	14	(14)	-
Time deposits	(17)	(645)	(662)	(154)	(666)	(820)

Short-term debt	18	(6)	12	13	(2)	11
Long-term debt	(40)	(321)	(361)	(278)	139	(139)
Total Interest Expense	19	(1,443)	(1,424)	(254)	(1,034)	(1,288)
Net Interest Income	$657	$289	$946	$873	$196	$1,069

Note:  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income decreased $478,000 or 1.72% in 2012, after decreasing .78% or $219,000 in 2011. Overall, the yield on earning assets decreased .27%, from 5.36% to 5.09%. Average loans held for investment grew during 2012, with average loans outstanding increasing $2,684,000 to $456,095,000.  Real estate loans increased 3.83%, commercial loans decreased 3.78%. Lending conditions within the market were sluggish for the year as a result of the slow economy.

Average total securities, yielding 1.27%, decreased from 2.57% in 2011. The investment portfolio is relatively small and is used primarily for pledging purposes to secure public funds, treasury board and repurchase agreements.  Funds that would typically be held in the investment portfolio have been deployed to the Loan Held for Sale category at higher effective yields.  The total income on loans held for sale totaled $1,736,000, as compared to the $1,331,000 during 2011.  This category is made up of loans originated by VBS Mortgage and loans that are purchased from a bank that has a large secondary market lending presence (Gateway Bank, California). The Gateway arrangement has been used since 2003 as a higher yielding alternative to federal funds sold or investment securities. As market rates began to fall in the early part of 2009 the volume of mortgage loan refinancing increased for both VBS Mortgage and Gateway. This trend continued throughout 2010, 2011 and 2012.These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

GAAP Financial Measurements: (Dollars in thousands).	2012	2011	2010

Interest Income – Loans	$26,984	$27,295	$27,256
Interest Income - Securities and Other Interest-Earnings Assets	240	384	615
Interest Expense – Deposits	4,321	5,396	6,556
Interest Expense - Other Borrowings	1,973	2,322	2,450
Total Net Interest Income	20,930	19,961	18,865

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	97	98	106
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	22	41
Total Tax Benefit on Tax-Exempt Interest Income	97	120	147
Tax-Equivalent Net Interest Income	$21,027	$20,081	$19,012

Interest Expense

Interest expense decreased $1,424,000 or 18.45% during 2012, which followed an 14.30% decrease or $1,288,000 in 2011. The average cost of funds of 1.40% decreased .36% compared to 2011. Average interest bearing liabilities increased $10,597,000 in 2012 following a decrease of $1,031,000 in 2011.  The increase in interest bearing liabilities was primarily the result of an increase in demand and savings deposits and short term debt. Time deposits decreased primarily due to a decrease in the Certificate of Deposit Account Registry Service (CDARS).  CDARS, through reciprocal agreements among banks, allows customers to gain access to significantly higher levels of FDIC deposit insurance coverage. Long term debt decreased through normal debt repayment and decreased reliance on debt to fund loan originations due to increasing core deposits.  Due to declining rates, both locally and nationally, the expense associated with time deposits decreased $662,000 (18.36%) in 2012. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 19.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Exclusive of securities transactions, non-interest income increased 18.73% ($595,000) in 2012 following a decrease of 4.83% in 2011.  The majority of the increase is from VBS mortgage income which increased $281,000.  There were also increases in service charge income ($65,000), income from bank owned life insurance ($129,000) and other operating income, specifically debit card exchange ($61,000).

There were no security transactions in 2012 which resulted in a gain or loss.  Securities transactions in 2011 resulted in net gains of $1,025,000, which was primarily a result of the sale of the equities portfolio. This followed a net gain of $349,000 in 2010, including $65,000 in write downs due to Other Than Temporary Impairment (OTTI) losses. Typically securities are considered impaired when their value has been significantly below cost for over a year.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Noninterest Expense

Noninterest expenses increased from $12,892,000 in 2011 to $13,361,000 in 2012, a 3.64% increase.  Salary and benefits increased 6.38% to $7,796,000 in 2012, following a 8.70% increase in 2011.  This increase was the result of normal salary increases, staff additions for the two loan production offices and increasing benefit costs (primarily health insurance).  The FDIC insurance assessment decreased $65,000 in 2012 to $707,000. This decrease was a result of the change in the assessment calculation. Other operating expenses increased $53,000 in 2012, following a $25,000 increase in 2011.  Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.33%, 2.33%, and 2.36%, in 2012, 2011 and 2010, respectively. Peer group averages have ranged between 3.10% and 3.15% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience.  This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses increased from $4,000,000 in 2011 to $4,200,000 in 2012. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $2,983,000 in 2012 and $2,849,000 in 2011. Loan losses as a percentage of average loans held for investment totaled .64% and .63% in 2012 and 2011, respectively. As stated in the most recently available Bank Holding Company Performance Report (BHCPR), this loss rate is comparable to peer group averages which were .57% in 2012 and .88% in 2011.

Balance Sheet

Total assets increased 5.32% during the year to $596,904,000, an increase of $30,170,000 from $566,734,000 in 2011.  Average earning assets increased 3.31% or $17,160,000 to $536,238,000 at December 31, 2012. Virtually all of the increase in average earning assets resulted from growth in the loan portfolio, average loans held for investment increased $2,684,000 and average loans held for sale increased $14,537,000. Average deposits grew $15,451,000 for 2012 or 3.50%, much of the growth resulted from the growth in noninterest bearing demand deposits. The Company continues to utilize its assets well with 93.66% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities increased 21.85% in 2012 to $16,532,000.  At year end, 2.29% of average earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 1.27% for 2012, down from 2.57% in 2011. The decline can be attributed to maturing securities being reinvested at lower rates, due to market conditions.

There were no security gains or losses in 2012.  The Company recognized gains totaling $813,000 on its equities portfolio which was liquidated in 2011.  Gains on sales from the subsidiary Bank’s bond portfolio totaled $211,000 in 2011.  There were no Other Than Temporary Impairment (OTTI) write-downs in 2012 or 2011.  Additional information on the securities impairment write-downs can be found on page 16 under the caption “Securities Impairment” and page 21 under the caption “Noninterest Income”.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2012	2011	2010

Available for Sale1
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$7,031	$11,064	$8,001
Municipal
Mortgage-backed2	1,647	2,063	3,931
Corporate bonds	-	-	-
Marketable equity securities	-	-	3,315
Total	8,678	13,127	15,247

Held to Maturity
U.S. Treasury and Agency	107	108	109
Total	107	108	109

Other Equity Investments	10,022	8,872	8,789
Total Securities	$18,807	$22,107	$24,145

1         At estimated fair value.  See Note 4 to the Consolidated Financial Statements for amortized cost.
2          Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2012 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Over
	Than one Year		Five Years		Five Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury, Agency & GSE		$-	$7,031	.79%	$-		$7,031	.79%
Municipal
Mortgage-backed					1,647	1.76%	1,647	1.76%
Corporate bonds
Total		$-	$7,031	.79%	$1,647	1.76%	$8,678	.97%

Debt Securities Held to Maturity

U.S. Treasury & Agency		$107.93%					$107	.93%
Total		$107.93%					$107	.93%

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Analysis of Loan Portfolio

The Company’s market area has a relatively stable economy which tends to be less cyclical than the national economy.  Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing.

The Company’s portfolio of loans held for investment totaled $465,819,000 at December 31, 2012 compared with $451,570,000 at the beginning of the year.  The Company’s policy has been to make conservative loans that are held for future interest income.  Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased .23% during 2012 to $170,545,000. Real estate mortgages increased $11,532,000 (5.97%). Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties.

Construction loans decreased $973,000 or 1.35%. The decline in construction loans resulted from the slower economy which reduced construction within the Bank’s primary market area.  The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $2,738,000.  This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter due to the opening of the Dealer Finance Division in Penn Laird, VA, at year end this Division had a loan portfolio of $3,725,000.  Credit card balances decreased $24,000 to $2,788,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Real estate – mortgage	$204,812	$193,280	$190,162	$180,990	$161,224
Real estate – construction	71,251	72,224	79,337	86,320	71,259
Consumer installment	15,753	13,015	19,043	19,247	22,792
Commercial	147,089	141,014	121,490	115,638	115,297
Agricultural	14,099	15,985	19,761	19,355	18,711
Multi-family residential	9,357	13,157	12,259	10,391	7,898
Credit cards	2,788	2,812	2,771	2,356	1,940
Other	670	83	324	106	112
Total Loans	$465,819	$451,570	$445,147	$434,403	$399,233

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2012:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$63,857	$85,884	$11,447	$161,188
Multi-family residential	7,534	1,823	-	9,357
Real Estate – mortgage	77,992	107,395	19,425	204,812
Real Estate – construction	59,851	11,225	175	71,251
Consumer – installment/other	9,885	8,174	1,152	19,211
Total	$219,119	$214,501	$32,199	$465,819

Loans with predetermined rates	$32,392	$26,547	$29,643	$88,582
Loans with variable or
adjustable rates	186,727	187,954	2,556	377,237
Total	$219,119	$214,501	$32,199	$465,819

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED

Analysis of Loan Portfolio, continued

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value.  If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance.  On approximately 88% of the real estate loans, interest is adjustable after each one, three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 72% of the loans are secured by automobiles and trucks.  This percentage has increased during 2012 due to the addition of the Dealer Finance Division.

Prior to the recent recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property.  However, due to the slowing economy and declining real estate sales it is estimated that values peaked in 2007 or 2008.  Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%.  Approximately 89% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2012, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $13,386,000 at December 31, 2012 compared to $14,776,000 at December 31, 2011.  At December 31, 2012 all loans 90 days or more past due were on nonaccrual status.  Approximately 91% of these past due loans are secured by real estate. Although management expects that there will be loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment.  As of December 31, 2012, the Company holds $2,884,000 of real estate which was acquired through foreclosure.

Problem loans have decreased approximately $1.39 million since December 31, 2011.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to risk elements and impaired loans:

(Dollars in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Nonaccrual Loans:
Real Estate	$9,611	$6,181	$8,066	$9,649	$7,671
Commercial	2,914	4,314	5,160	5,788	5,888
Home Equity	740	151	180	183	266
Other	121	111	37	93	39

Loans past due 90 days or more:
Real Estate	-	787	732	1,723	646
Commercial	-	35	2,499	56	-
Home Equity	-	293	165	188	260
Other	-	18	111	24	6

Total Nonperforming loans	$13,386	$11,890	$16,950	$17,704	$14,776

Nonperforming loans as a percentage of loans held for investment	2.87%	2.60%	3.76%	3.93%	3.27%

Net Charge Offs to Total Loans Held for Investment(1)	.64%	.52%	.50%	.48%	.63%

Allowance for loan and lease losses to nonperforming loans	60.91%	66.19%	44.88%	41.31%	46.95%

(1)Interim periods are on an annualized basis.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2012, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type and a general allowance based on a variety of criteria.  Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.

For loans that are not impaired, the portfolio is segmented into multiple pools of homogenous loan types that do not exhibit any signs of weakness. Loss rates are assigned based on historical charge offs over the prior two year period.  A general allowance for inherent losses (such as trends in past due/criticized loans, volume and terms of loans, changes in lending policies/procedures, experience of lending staff/management, local/national economic trends and credit concentrations) has been established to reflect other unidentified losses within the portfolio. The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans or in the homogeneous pools based on two year loss histories. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $8,154,000 at December 31, 2012 is equal to 1.75% of total loans held for investment.  This compares to an allowance of $6,937,000 (1.54%) at December 31, 2011 and 1.30% at December 31, 2010.  Management and the Board of Directors have made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio.  The overall level of the allowance is comparable with peer group averages and management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $2,983,000 in 2012 which is equivalent to .64% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .60%, compared to a .86% loss rate for its peer group.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of period	$6,937	$5,786	$3,836	$2,189	$1,703
Provision charged to expenses	4,200	4,000	4,300	4,210	815
Loan losses:
Construction/land development	1,480	1,263	249	677	-
Farmland	-	-	3	-	-
Real Estate	482	474	181	267	-
Multi-family	-	-	958	-	-
Commercial Real Estate	424	381	346	395	-
Home Equity – closed end	69	222	200	16	-
Home Equity – open end	-	83	-	-	-
Commercial & Industrial – Non Real Estate	776	423	332	1,096	294
Consumer	45	90	117	117	64
Dealer Finance	-	-	-	-	-
Credit Cards	71	106	97	71	42
Total loan losses	3,347	3,042	2,483	2,639	400
Recoveries:
Construction/land development	192	-	-	-	-
Farmland	3	-	-	-	-
Real Estate	-	8	2	6	1
Multi-family	-	48	52	-	-
Commercial Real Estate	48	16	2	-	-
Home Equity – closed end	-	3	-	-	-
Home Equity – open end	-	27	-	-	-
Commercial & Industrial – Non Real Estate	62	24	-	-	7
Consumer	27	42	56	36	18
Dealer Finance	-	-	-	-	-
Credit Cards	32	25	21	34	45
Total recoveries	364	193	133	76	71
Net loan losses	(2,983)	(2,849)	(2,350)	(2,563)	(329)
Balance at end of period	$8,154	$6,937	$5,786	$3,836	$2,189

Allowance for loan losses as a
percentage of loans	1.75%	1.54%	1.30%	.88%	.55%

Net loan losses to loans outstanding	.64%	.63%	.53%	.59%	.08%

Refer to Note 6 to the Consolidated Financial Statements for the allocation of the allowance for loan losses.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits and Borrowings

The average deposit balances and average rates paid for 2012, 2011 and 2010 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$75,983		$68,141		$56,328

Interest-bearing:
Interest Checking	$121,209	.99%	$119,453	1.34%	$110,814	1.75%
Savings Accounts	45,120	.40%	38,248	.50%	35,666	.54%
Time Deposits:
CDARS	10,339	.69%	22,775	1.04%	37,102	1.08%
$100,000 or more	67,562	1.01%	73,299	1.59%	83,669	1.34%
Less than $100,000	136,244	1.61%	119,090	1.85%	102,147	2.84%
Total Interest-bearing	380,474	1.14%	372,865	1.45%	369,398	1.77%
Total deposits	$456,457	.95%	$441,006	1.22%	$425,726	1.54%

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $7,842,000 or 11.51% from $68,141,000 at December 31, 2011 to $75,983,000 at December 31, 2012. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $7,609,000 or 2.04% from $372,865,000 at December 31, 2011 to $380,474,000 at December 31, 2011. Total interest checking (including money market) account balances increased $1,756,000 or 1.47% from $119,453,000 at December 31, 2011 to $121,209,000 at December 31, 2012.   Total savings account balances increased $6,872,000 or 17.97% from $38,248,000 at December 31, 2011 to $45,120,000 at December 31, 2012.

Time deposits decreased $1,019,000 or .47% from $215,164,000 at December 31, 2011 to $214,145,000 at December 31, 2012. This is comprised of a decrease in certificates of deposit of $100,000 and more of $5,737,000 or 7.83% from $73,299,000 at December 31, 2011 to $67,562,000 at December 31, 2012, an increase in certificates of deposit of less than $100,000 of $17,154,000 or 14.40% from $119,090,000 at December 31, 2011 to $136,244,000 at December 31, 2012 and a decrease in CDARs deposits of $12,436,000 or 54.60% from $22,775,000 at December 31, 2011 to $10,339,000 at December 31, 2012.  The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2012	2011

Less than 3 months	$10,225	$9,643
3 to 12 months	27,775	21,601
1 year to 5 years	30,585	35,294

Total	$68,585	$66,538

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Deposits and Borrowings, continued

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, (both short term and long term) and the issue of Subordinated Debt. Non-deposit borrowings are an important source of funding for the Bank.  These sources assist in managing short and long term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Bank borrowed $5,000,000 in 2011 in long term loans, there were no long term borrowings in 2012. Repayment of amortizing and fixed maturity loans through FHLB totaled 9,393,000 for the year. These loans carry an average rate of 2.39% at December 31, 2012.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2012
		One Year	Three Years
	Less than	Through	Through	More than
	One Year	Three Years	Five Years	Five Years	Total

Securities sold under agreements to repurchase	$2,814	-	-	-	$2,814
FHLB Short term advances	22,500				22,500
Federal Funds Purchased	9,283				9,283
FHLB long term advances	30,214	7,500			37,714
Subordinated Debt	-	-	3,578	6,613	10,191
Total	$64,811	$7,500	$3,578	$6,613	$82,502

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholder’s Equity

Total stockholders' equity increased $3,204,000 or 6.94% in 2012.  While net income totaled $4,901,084, noncontrolling interest net income totaled $145,966, sales of common stock totaled $105,416 and changes in other comprehensive income decreased $350,552, and capital was reduced by dividends ($1.598 million).  As of December 31, 2012, book value per share was $19.76 compared to $18.53 as of December 31, 2011. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Simply stated, the riskier an entity's investments, the more capital it is required to maintain.  The Bank, as well as the Company, is required to maintain these minimum capital levels.  The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At December 31, 2012, the Company had Tier I capital of 10.69% of risk weighted assets and combined Tier I and II capital of 13.98% of risk weighted assets.  Regulatory minimums at this date were 4% and 8%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition.  At December 31, 2012, the Company reported a leverage ratio of 8.29%.  The Bank's leverage ratio was also substantially above the minimum.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin increased .05% in 2012 following an increase of .10% in 2011.  Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve has cut short term rates a total of 5.00% to a target of 0 to .25%.

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

Liquidity as of December 31, 2012 is acceptable; the Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources.  Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.  The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans.  The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2012. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 15.58% of total earning assets, compared to 17.06% in 2011. Approximately 54.19% of rate sensitive assets and 47.30% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $2,174,000 during the year, while total earning assets increased $24,378,000. Growth in the loan portfolio was concentrated in real estate secured loans, including both amortizing residential and commercial loans which typically have an initial rate adjustment period of three to five years and construction loans which typically have a term of one year and a rate that floats with the prime rate. Short term liabilities increased $31,228,000, while total interest bearing liabilities increased $37,871,000. The increase in short term liabilities is primarily due to increased FHLB Daily Rate Credit borrowing used to fund increases in Loans Held for Sale. Due to the relatively flat yield curve, management has aggressively cut deposit rates. These actions and the increase in interest bearing deposits (which are allocated based on FDICIA 305) have resulted in the increase in the positive GAP position in the one year time period.

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2012, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total

Rate Sensitive Assets:
Loans held for investment	$126,242	$90,089	$214,501	$32,199	$-	$463,031
Loans held for sale	77,207	-	-	-	-	77,207
Federal Funds Sold	-	-	-	-	-	-
Investments securities	107	2,013	5,018	1,647	-	8,785
Credit Cards	2,788	-	-	-	-	2,788
Interest bearing bank deposits	1,036	248	-	-	-	1,284
Total	207,380	92,350	219,519	33,846	-	553,095

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	31,353	69,500	19,073	-	119,926
Savings	-	9,521	28,561	9,520	-	47,602
Certificates of deposit $100,000 and over	10,225	27,775	30,585	-	-	68,585
Other certificates of deposit	21,203	53,880	57,849	-	-	132,932

Total Deposits	31,428	122,529	186,495	28,593	-	369,045
Short-term debt	34,560	-	-	-	-	34,560
Long-term debt	9,000	16,036	16,256	6,613	-	47,905
Total	74,988	138,565	202,751	35,206	-	451,510

Discrete Gap	132,392	(46,215)	16,768	(1,360)		101,585
Cumulative Gap	132,392	86,177	102,945	101,585
As a % of Earning Assets	23.94%	15.58%	18.61%	18.37%

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

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Recent Accounting Pronouncements

In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”).   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments were effective for the Company on January 1, 2012.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows

PART II, CONTINUED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2012 and 2011:

	2012
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,984	$7,026	$6,522	$6,693	$27,225
Interest Expense	1,402	1,573	1,623	1,696	6,294

Net Interest Income	5,582	5,453	4,899	4,997	20,931
Provision for Loan Losses	1,500	900	900	900	4,200

Net Interest Income after Provision,
For Loan Losses	4,082	4,553	3,999	4,097	16,731

Non-Interest Income	960	995	909	763	3,627
Non-Interest Expense	3,333	3,464	3,314	3,251	13,362

Income before taxes	1,709	2,084	1,594	1,609	6,996
Income Tax Expense	465	702	454	474	2,095

Net Income	$1,244	$1,382	$1,140	$1,135	$4,901

Net Income Per Share	$.48	$.56	$.46	$.46	$1.96

	2011
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$7,067	$7,026	$6,994	$6,593	$27,680
Interest Expense	1,800	1,901	1,986	2,032	7,719

Net Interest Income	5,267	5,125	5,008	4,561	19,961
Provision for Loan Losses	900	900	1,100	1,100	4,000

Net Interest Income after Provision,
For Loan Losses	4,367	4,225	3,908	3,461	15,961

Non-Interest Income	755	1,527	1,068	792	4,142
Non-Interest Expense	3,197	3,084	3,339	3,272	12,892

Income before taxes	1,925	2,668	1,637	981	7,211
Income Tax Expense	492	1,330	406	295	2,523

Net Income	$1,433	$1,338	$1,231	$686	$4,688

Net Income Per Share	$.59	$.54	$.49	$.29	$1.91

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Cash and due from banks (notes 3 and 15)	$7,960,633	$6,813,243
Federal funds sold	-	2,180,601
Cash and cash equivalents	7,960,633	8,993,844

Interest bearing deposits (note 15)	1,283,581	1,187,996
Securities:
Held to maturity - fair value of $107,234 and $108,305 in 2012 and 2011, respectively (note 4)	107,234	108,305
Available for sale (note 4)	8,678,001	13,126,889
Other investments (note 4)	10,021,938	8,872,427
Loans held for sale	77,206,517	60,542,812
Loans held for investment (notes 5)	465,819,073	451,570,491
Less allowance for loan losses (note 6)	(8,154,074)	(6,936,904)
Net Loans Held for Investment	457,664,999	444,633,587

Other real estate owned (note 9)	2,883,947	3,074,199
Bank premises and equipment, net (note 8)	6,445,061	6,477,083
Interest receivable	1,702,847	1,815,861
Core deposit intangible (note 23)	-	-
Goodwill (note 23)	2,669,517	2,669,517
Bank owned life insurance (note 24)	11,662,106	7,179,147
Other assets	8,617,754	8,052,208
Total Assets	$596,904,135	$566,733,875

Liabilities
Deposits: (note 10)
Noninterest bearing	$84,749,470	$70,789,406
Interest bearing:
Demand	95,366,552	96,682,549
Money market accounts	24,559,248	25,176,657
Savings	47,602,255	39,939,717
Time deposits over $100,000	68,585,313	66,538,191
All other time deposits	132,932,701	136,820,103
Total Deposits	453,795,539	435,946,623

Short-term debt (note 11)	34,597,352	18,538,963
Accrued liabilities	11,221,998	8,770,427
Subordinated debt	10,191,000	10,191,000
Long-term debt (note 12)	37,714,286	47,107,143
Total Liabilities	547,520,175	520,554,156

Commitments and Contingencies (note 16)

Stockholders’ Equity (Note 22)
Common stock $5 par value, 6,000,000 shares authorized, 2,499,544 and
2,492,716 shares issued and outstanding for 2012 and 2011, respectively	12,497,720	12,463,580
Retained earnings (note 19)	38,926,779	35,552,092
Noncontrolling interest	362,131	216,165
Accumulated other comprehensive income (loss)	(2,402,670)	(2,052,118)
Total Stockholders' Equity	49,383,960	46,179,719
Total Liabilities and Stockholders' Equity	$596,904,135	$566,733,875

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2012, 2011 and 2010

	2012	2011	2010
Interest and Dividend Income
Interest and fees on loans held for investment	$25,247,444	$25,964,303	$25,955,716
Interest on loans held for sale	1,736,361	1,331,055	1,300,373
Interest on deposits and federal funds sold	30,363	58,385	46,715
Interest on debt securities	210,371	193,554	369,932
Dividends on equity securities	-	132,882	197,737
Total Interest and Dividend Income	27,224,539	27,680,179	27,870,473

Interest Expense
Interest on demand deposits	1,194,567	1,598,793	1,939,352
Interest on savings deposits	182,479	191,428	190,838
Interest on time deposits over $100,000	908,389	1,163,079	1,120,415
Interest on all other time deposits	2,035,900	2,443,329	3,305,294

Total interest on deposits	4,321,335	5,396,629	6,555,899
Interest on short-term debt	51,380	40,288	28,485
Interest on long-term debt	1,921,356	2,281,734	2,421,159
Total Interest Expense	6,294,071	7,718,651	9,005,543

Net Interest Income	20,930,468	19,961,528	18,864,930

Provision for Loan losses (note 6)	4,200,000	4,000,000	4,300,000

Net Interest Income After Provision for Loan Losses	16,730,468	15,961,528	14,564,930

Noninterest Income
Service charges on deposit accounts	1,168,221	1,102,909	1,193,081
Insurance and other commissions	868,965	548,548	548,828
Other operating income	1,254,490	1,173,371	1,260,900
Income on bank owned life insurance	481,681	353,367	336,727
Other than temporary impairment losses	-	-	(65,158)
Gain (loss) on the sale of securities (note 4)	-	1,024,539	413,970
Total Noninterest Income	3,773,357	4,202,734	3,688,348

Noninterest Expenses
Salaries	5,823,204	5,537,557	5,126,414
Employee benefits (note 14)	1,972,835	1,790,665	1,615,222
Occupancy expense	553,655	543,220	551,334
Equipment expense	549,564	593,483	590,822
Amortization of intangibles (notes 2 and 23)	-	45,771	275,942
FDIC insurance assessment	706,673	771,696	1,207,333
Other real estate owned expenses	303,802	210,345	-
Other operating expenses	3,451,645	3,399,081	3,374,177
Total Noninterest Expenses	13,361,378	12,891,818	12,741,244

Income before Income Taxes	7,142,447	7,272,444	5,512,034

Income Tax Expense (note 13)	2,095,397	2,522,728	1,681,392

Consolidated Net Income	5,047,050	4,749,716	3,830,642

Net Income - Noncontrolling interest	(145,966)	(61,525)	(89,982)
Net Income-F & M Bank Corp.	$4,901,084	$4,688,191	$3,740,660

Per Share Data
Net Income	1.96	1.91	1.63
Cash Dividends	.64	.60	.60
Average Common Shares Outstanding	2,496,300	2,449,864	2,299,294

The accompanying notes are an integral part of this statement.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
For the years ended 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Net Income:
Net income – F & M Bank Corp	$4,901,084	$4,688,191	$3,740,660
Net income attributable to noncontrolling interest	145,966	61,525	89,982
Total net income	5,047,050	4,749,716	3,830,642

Other comprehensive income (loss):
Prior Year Prepaid Pension Adjustment	-	(52,093)	-

Pension plan adjustment	(557,609)	(1,677,486)	(38,002)
Tax effect	189,587	570,346	12,921
Pension plan adjustment, net of tax	(368,022)	(1,107,140)	(25,081)

Unrealized holding gains (losses)
on available-for-sale securities	26,470	84,125	781,254
Other than temporary impairment losses	-	-	65,158
Reclassification adjustment for (gains) losses
realized in income	-	(1,024,539)	(413,970)
Net unrealized gains (losses)	26,470	(940,414)	432,442
Tax effect	9,000	319,741	(147,030)
Unrealized holding gain (losses), net of tax	17,470	(620,673)	285,412
Total comprehensive income	$4,696,498	$2,969,810	$4,090,973

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011 and 2010

				Accumulated
				Other
				Comprehensive
	Common	Retained	Noncontrolling	Income
	Stock	Earnings	Interest	(Loss)	Total

Balance December 31, 2009	$11,475,265	$27,989,144	$122,709	$(584,636)	$39,002,482

Net income		3,740,660	89,982		3,830,642
Other comprehensive income				260,331	260,331

Minority Interest Contributed Capital (Distributions)			(26,558)		(26,558)
Dividends on common stock		(1,033,632)			(1,033,632)
Stock issued (11,033 shares)	55,165	140,918	-	-	196,083

Balance December 31, 2010	11,530,430	30,837,090	186,133	(324,305)	42,229,348

Net income		4,688,191	61,525		4,749,716
Prepaid pension adjustment		(52,093)			(52,093)
Other comprehensive income (loss)				(1,727,813)	(1,727,813)

Minority Interest Contributed Capital (Distributions)			(31,493)		(31,493)
Dividends on common stock		(1,466,271)			(1,466,271)
Stock issued (186,630 shares)	933,150	1,545,175	-	-	2,478,325

Balance December 31, 2011	12,463,580	35,552,092	216,165	(2,052,118)	46,179,719

Net income		4,901,084	145,966		5,047,050
Prepaid pension adjustment		-			-
Other comprehensive income (loss)				(350,552)	(350.552)

Dividends on common stock		(1,597,673)			(1,597,673)
Stock issued (6,828 shares)	34,140	71,276	-	-	105,416

Balance December 31, 2012	$12,497,720	$38,926,779	$362,131	$(2,402,670)	$49,383,960

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$4,901,084	$4,688,191	$3,740,660
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
(Gain) loss on the sale of securities	-	(1,024,539)	(413,970)
Other than temporary impairment losses	-	-	65,158
Depreciation	597,920	607,140	635,706
Amortization (Accretion) of securities	74,190	71,855	50,031
Net decrease (increase) in loans held for sale	(16,663,705)	(36,778,575)	7,403,526
Provision for loan losses	4,200,000	4,000,000	4,300,000
Benefit for deferred taxes	494,733	(1,392,538)	(350,392)
(Increase) decrease in interest receivable	113,014	185,365	36,386
(Increase) decrease in other assets	694,067	(765,002)	710,961
Increase (decrease) in accrued expenses	528,576	2,523,711	271,196
Amortization of limited partnership investments	550,989	465,870	407,537
(Gain) loss on sale of other real estate owned	200,865	128,040	(49,828)
Amortization of intangibles	-	45,771	275,942
Gain on sale of property and equipment	-	(89,409)	-
Income from life insurance investment	(481,681)	(295,899)	(290,167)
Net Cash Provided by (Used in) Operating Activities	(4,789,948)	(27,630,019)	16,792,746

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	(95,585)	1,738,982	(2,862,007)
Purchase of securities held to maturity	-	-	(110,000)
Proceeds from maturities of securities held to maturity	-	-	110,062
Purchase of bank owned life insurance	(4,063,687)	-	-
Proceeds from maturities of securities available for sale	20,647,760	19,875,231	1,859,712
Proceeds from sales of securities available for sale	-	4,191,425	23,630,342
Purchases of securities available for sale	(17,946,019)	(22,395,643)	(23,149,597)
Net increase in loans held for investment	(19,373,468)	(12,720,338)	(15,912,135)
Net purchase of property and equipment	(565,898)	(202,320)	(348,696)
Proceeds from sale of other real estate owned	2,131,443	1,802,034	1,880,285
Net Cash Used in Investing Activities	(19,265,454)	(7,710,629)	(14,902,034)

Cash Flows from Financing Activities
Net change in demand and savings deposits	19,689,196	21,442,181	22,728,095
Net change in time deposits	(1,840,280)	(10,546,315)	(18,320,649)
Net change in short-term debt	16,058,389	13,183,971	(3,729,917)
Dividends paid in cash	(1,597,673)	(1,466,271)	(1,364,449)
Proceeds from long-term debt	-	5,999,000	11,250,000
Proceeds for issuance of subordinated debt	-	247,000	7,229,000
Payments to repurchase common stock	-	-	-
Proceeds from issuance of common stock	105,416	2,478,325	196,083
Repayments of long-term debt	(9,392,857)	(7,927,321)	(22,595,238)
Net Cash Provided by (Used in) Financing Activities	23,022,191	23,410,570	(4,607,075)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,033,211)	(11,930,078)	(2,716,363)

Cash and Cash Equivalents, Beginning of Year	8,993,844	20,923,922	23,640,285
Cash and Cash Equivalents, End of Year	$7,960,633	$8,993,844	$20,923,922

Supplemental Disclosure:
Cash paid for:
Interest expense	$6,245,244	$10,308,998	$10,394,986
Income taxes	1,700,000	1,600,000	720,000
Transfers from loans to other real estate owned	1,972,032	2,963,814	2,944,033
Transfers from other real estate owned to fixed assets	-	-	126,294
Noncash exchange of other real estate owned	-	484,532	-

The accompanying notes are an integral part of this statement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1                  NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services.  As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers located mainly in Rockingham, Shenandoah and Page Counties in Virginia, and the adjacent counties of Augusta, Virginia and Hardy, West Virginia.  Services are provided at nine branch offices, a Dealer Finance Division and a loan production office.  The Company offers insurance, mortgage lending and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, and VBS Mortgage, LLC.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment

Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses.  Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectability of the loan, in which case the accrual of income is discontinued.

Loans Held for Sale

Consists of fixed rate loans made through its subsidiary, VBS Mortgage and loans purchased from Gateway Savings Bank, Oakland, CA.  Both the VBS and Gateway loans remain on our books for an average of two to three weeks prior to being sold to the ultimate secondary market investor.

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

Other Real Estate Owned (OREO)

As of December 31, 2012, the Bank  had $2.88 million classified as OREO on the balance sheet, compared to $3.07 million as of December 31, 2011. The table in Note 9 reflects the OREO activity in 2012.  The Company’s policy is to carry OREO on its balance sheet at the lower of cost or market.  Values are reviewed periodically and additional losses are recognized if warranted based on market conditions.

Nonaccrual Loans

Loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

Goodwill totaled $2,669,517 at December 31, 2012 and 2011. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2012, 2011 or 2010.

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full time employees hired prior to April 1, 2012.  The benefits are primarily based on years of service and earnings.  On December 31, 2006 the Company adopted ASC 325-960 “Defined Benefit Pension Plans” (formerly SFAS No. 158), which was issued in September of 2006 and amended SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2012, 2011, and 2010 were $251,258, $185,793, and $191,449, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

Earnings per Share

Earnings per share are based on the weighted average number of shares outstanding.  The Company had no potentially dilutive instruments during the three-year period ended December 31, 2012.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3                  CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits.  The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2012 and 2011.

NOTE 4                  INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
U. S. Treasuries	$107,234	$-	$-	$107,234
December 31, 2011
U. S. Treasuries	$108,305	$-	$-	$108,305

The amortized cost and fair value of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2012
Government sponsored enterprises	$7,012,432	$18,780	$482	$7,030,730
Mortgage-backed obligations of federal agencies	1,609,086	38,185	-	1,647,271
Marketable equities	-	-	-	-
Corporate bonds	-	-	-	-
Total Securities Available for Sale	$8,621,518	$56,965	$482	$8,678,001

December 31, 2011
Government sponsored enterprises	$11,034,209	$35,517	$5,506	$11,064,220
Mortgage-backed obligations of federal agencies	2,062,669	-	-	2,062,669
Marketable equities	-	-	-	-
Corporate bonds	-	-	-	-
Total Securities Available for Sale	$13,096,878	$35,517	$5,506	$13,126,889

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$107,234	$107,234	$--	$-
Due after one year through five years	-	-	7,012,432	7,030,730
Due after five years	-	-	1,609,086	1,647,271
Total	$107,234	$107,234	$8,621,518	$8,678,001

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

There were no sales of debt or equity securities during 2012. Following is a table reflecting gains and losses on debt and equity securities in 2011 and 2010:

	2011	2010
Gains	$1,110,960	$506,379
Losses	(86,421)	(92,409)
Net Gains	$1,024,539	$413,970

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $8,678,000 at December 31, 2012 and $13,127,000 at December 31, 2011.

Other investments consist of investments in sixteen low-income housing and historic equity partnerships (carrying basis of $5,530,000), stock in the Federal Home Loan Bank (carrying basis of $3,604,000), and various other investments (carrying basis of $888,000).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The market values of these securities are estimated to approximate their carrying value as of December 31, 2012.   At December 31, 2012, the Company was committed to invest an additional $3,809,483 in six low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2012
Government sponsored enterprises	$2,000	$(.5)	$-	$-	$2,000	$(.5)
Mortgage backed obligations	-	-	-	-	-	-
Marketable equities	-	-	-	-	-	-
Total	$2,000	$(.5)	$-	$-	$2,000	$(.5)

2011
Government sponsored enterprises	$5,033	$(6)	$-	$-	$5,033	$(6)
Mortgage backed obligations	-	-	-	-	-	-
Marketable equities	-	-	-	-	-	-
Total	$5,033	$(6)	$-	$-	$5,033	$(6)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company did not recognize and other-than-temporary impairment losses in 2012 or 2011.  There were $65,000 of other-than-temporary impairment losses in the carrying basis of its equity holdings in 2010. These write downs were a result of management’s evaluation and determination that these assets met the definition of other than temporary impairment under ASC 320-10.

NOTE 5                  LOANS:

Loans held for investment as of December 31:

	2012	2011

Construction/Land Development	$71,251,440	$72,223,660
Farmland	12,258,884	13,360,182
Real Estate	144,066,274	136,020,570
Multi-Family	9,356,823	13,157,188
Commercial Real Estate	123,819,228	119,144,708
Home Equity – closed end	10,983,902	10,303,317
Home Equity – open end	49,761,711	46,955,983
Commercial & Industrial – Non-Real Estate	25,109,925	24,495,366
Consumer	12,697,877	13,096,987
Credit cards	2,787,915	2,812,530
Dealer Finance	3,725,094	-
Total	$465,819,073	$451,570,491

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $147,392,000 and $168,493,000 as of December 31, 2012 and 2011, respectively.  During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5                  LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
December 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,743	$5,743	-	$1,493	$279
Farmland	1,481	1,481	-	301	76
Real Estate	-	-	-	2,561	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	541	541	-	168	23
Home Equity – closed end	-	-	-	153	-
Home Equity – open end	-	-	-	274	-
Commercial & Industrial – Non-Real Estate	-	-	-	56	-
Consumer	-	-	-	135	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Impaired loans with a valuation allowance
Construction/Land Development	10,466	10,466	1,363	7,875	217
Farmland	-	-	-	-	-
Real Estate	901	901	146	1,089	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,585	1,585	253	1,092	4
Home Equity – closed end	415	415	29	319	9
Home Equity – open end	250	250	78	193	19
Commercial & Industrial – Non-Real Estate	707	707	277	1,005	-
Consumer	2	2	-	13	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$22,091	$22,091	$2,146	$16,727	$665

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5                  LOANS (CONTINUED):

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

Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase residential mortgage loan participations from Gateway Bank. The loans purchased from Gateway are originated by a network of mortgage loan originators throughout the United States. A take out commitment is in place at the time the loans are purchased.  Typically loans for both VBS Mortgage and Gateway Bank are held on our books for approximately two weeks until purchased by the ultimate holder in the secondary market.  Loans are purchased and resold for the outstanding principal balance plus accrued interest.  There is no valuation risk assumed by the Bank in these transactions and, for this reason, there is no difference between the cost and FMV of these loans.  Interest income on the loans is recorded as it is earned on the accrual basis at the stated contractual interest rate.

The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.

Loans held for sale as of December 31:

	2012	2011

Real Estate	$77,206,517	$60,542,812

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6                  ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule (new format for 2012):

December 31, 2012 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,071	$1,481	$192	$1,989	$2,771	$1,363	$1,408
Farmland	145	-	3	(150)	(2)	-	(2)
Real Estate	625	482	-	781	924	146	778
Multi-Family	92	-	-	(129)	(37)	-	(37)
Commercial Real Estate	2,285	424	48	(796)	1,113	164	949
Home Equity – closed end	91	69	-	338	360	117	243
Home Equity – open end	867	-	-	(208)	659	79	580
Commercial & Industrial – Non-Real Estate	457	776	62	2,370	2,113	277	1,836
Consumer	128	44	27	(60)	51	-	51
Dealer Finance	-	-	-	72	72	-	72
Credit Cards	176	71	32	(7)	130	-	130
Unallocated	-	-	-	-	-	-	-
Total	$6,937	$3,347	$364	$4,200	$8,154	$2,146	$6,008

A summary of changes in the allowance for loan losses is shown in the following schedule, December 31, 2011:

December 31, 2011 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Commercial	$1,724	$804	$88	$559	$1,567	$268	$1,299
Real Estate	1,814	1,737	8	1,599	1,684	697	987
Home Equity	407	306	30	325	456	29	427
Credit Cards	59	106	25	101	79	-	79
Consumer	111	90	43	7	71	8	63
Unallocated	1,671	-	-	1 409	3,080	-	3,080
Total	$5,786	$3,043	$194	$4,000	$6,937	$1 002	$5,935

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Recorded Investment in Loan Receivables (in thousands):

December 31, 2012	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,251	$16,206	$60,787
Farmland	12,259	1,481	12,259
Real Estate	144,066	901	143,165
Multi-Family	9,357	-	9,357
Commercial Real Estate	123,819	2,128	122,233
Home Equity – closed end	10,984	415	10,569
Home Equity –open end	49,762	250	49,512
Commercial & Industrial – Non-Real Estate	25,110	708	24,402
Consumer	12,698	2	12,696
Dealer Finance	3,725		3,725
Credit Cards	2,788	-	2,788
	$465,819	$22,091	$451,493
Total

December 31, 2011
Commercial	$170,157	$16,009	$154,148
Real Estate	208,244	32,335	175,909
Home Equity	57,259	1,785	55,474
Credit Cards	2,813	-	2,813
Consumer	13,097	109	12,988

Total	$451,570	$50,238	$401,332

Aging of Past Due Loans Receivable (in thousands)

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2012
Construction/Land Development	$1,173	$598	$-	$7,974	$9,745	$61,506	$71,251
Farmland	1,524	-	-	-	1,524	10,735	12,259
Real Estate	5,032	1,743	-	1,637	8,412	135,654	144,066
Multi-Family	-	-	-	-	-	9,357	9,357
Commercial Real Estate	3,238	124	-	1,823	5,185	118,634	123,819
Home Equity – closed end	199	163	-	196	558	10,426	10,984
Home Equity – open end	370	130	-	544	1,044	48,718	49,762
Commercial & Industrial – Non- Real Estate	635	5	-	1,091	1,731	23,379	25,110
Consumer	62	66	-	121	249	12,449	12,698
Dealer Finance	-	-	-	-	-	3,725	3,725
Credit Cards	10	13	-	-	23	2,765	2,788
Total	$12,243	$2,842	$-	$13,386	$28,471	$437,348	$465,819

December 31, 2011
Commercial	$227	$1,408	$-	$5,888	$7,523	$162,634	$170,157
Real Estate	5,146	5,055	646	7,671	18,518	189,726	208,244
Home Equity	503	98	260	266	1,127	56,132	57,259
Credit Cards	22	5	-	-	27	2,786	2,813
Consumer	77	85	6	39	207	12,890	13,097
Total	$5,975	$6,651	$912	$13,864	$27,402	$424,168	$451,570

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2012
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$831	$4,400	$16,616	$15,783	$9,013	$24,608	$-	$71,251
Farmland	70	-	1,544	4,327	4,214	524	1,580	-	12,259
Real Estate	-	448	36,342	69,343	22,413	6,472	8,721	-	143,739
Multi-Family	-	632	2,185	1,815	4,725	-	-	-	9,357
Commercial Real Estate	-	2,033	18,663	56,951	28,650	4,910	12,939	-	124,146
Home Equity – closed end	-	-	2,280	6,198	1,268	530	708	-	10,984
Home Equity – open end	-	1,460	15,294	26,595	4,735	694	869	115	49,762
Commercial & Industrial (Non-Real Estate)	-	87	3,505	15,448	3,621	531	1,918	-	25,110
Total	$70	$5,491	$84,213	$197,293	$85,409	$22,674	$51,343	$115	$446,608

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,788	$16,404
Non performing	-	19
Total	$2,788	$16,423

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2011

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real Estate	Commercial	Home Equity
Grade 1 - Minimal Risk	$120	$150	$-
Grade 2 - Modest Risk	1,211	3,269	404
Grade 3 - Average Risk	23,199	16,417	8,052
Grade 4 - Acceptable Risk	87,425	86,874	39,170
Grade 5 - Marginally Acceptable	46,945	41,144	6,152
Grade 6 – Watch	12,975	5,994	1,192
Grade 7 - Substandard	36,331	16,309	2,289
Grade 8 - Doubtful	38	-	-
Total	$208,244	$170,157	$57,259

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,813	$13,091
Non performing	-	6
Total	$2,813	$13,097

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
December 31, 2012 and 2011

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

December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Construction/Land Development	1	$4,628	$4,628
Farmland		-	-
Real Estate	1	147	147
Multi-Family		-	-
Commercial Real Estate		-	-
Home Equity – closed end		-	-
Home Equity – open end		-	-
Commercial & Industrial – Non- Real Estate		-	-
Consumer		-	-
Dealer Finance		-	-
Credit Cards		-	-

		$4,775	$4,775

During the twelve months ended December 31, 2012, the Bank modified 2 loans that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7                  TROUBLED DEBT RESTRUCTURING (CONTINUED):

During the twelve months ended December 31, 2012, one loans that had previously been restructured, was in default. A restructured loan is considered in default when it becomes 90 days past due.

December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted during the period:
Construction/Land Development		$-	$-
Farmland		-	-
Real Estate	1	147	147
Multi-Family		-	-
Commercial Real Estate		-	-
Home Equity – closed end		-	-
Home Equity – open end		-	-
Commercial & Industrial – Non- Real Estate		-	-
Consumer		-	-
Dealer Finance		-	-
Credit Cards		-	-
Consumer		-	-
		$147	$147

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	4	$1,601	$1,601
Real Estate	5	5,375	5,375
Home Equity	2	451	451
Credit Cards
Consumer
Total		$7,427	$7,427

During the twelve months ended December 31, 2011, the Bank modified 11 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

During the twelve months ended December 31, 2011, three loans that had previously been restructured, were in default, none of which went into default in the year. A restructured loan is considered in default when it becomes 90 days past due.

NOTE 8                  BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows:

	2012	2011

Land	$1,418,003	$1,375,770
Buildings and improvements	6,717,360	6,524,715
Furniture and equipment	5,649,560	5,330,248
	13,784,923	13,230,733
Less - accumulated depreciation	(7,339,862)	(6,753,650)
Net	$6,445,061	$6,477,083

Provisions for depreciation of $597,920 in 2012, $607,140 in 2011, and $635,706 in 2010 were charged to operations.

NOTE 9                  OTHER REAL ESTATE OWNED

The tables below reflect OREO activity for 2012 and 2011:

Other Real Estate Owned (dollars in thousands)
Balance as of January 1, 2012	$3,074,199
Property acquired at foreclosure	1,972,032
Capital improvements on foreclosed property	170,024
Transfers to fixed assets	-
Noncash exchange	-
Sales of foreclosed properties	(2,112,362)
Valuation adjustments	(219,946)
Balance as of December 31, 2012	$2,883,947

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9                  OTHER REAL ESTATE OWNED (CONTINUED):

Other Real Estate Owned (dollars in thousands)
Balance as of January 1, 2011	$1,513,199
Property acquired at foreclosure	2,963,814
Capital improvements on foreclosed property	42,728
Transfers to fixed assets	-
Noncash exchange	484,532
Sales of foreclosed properties	(1,802,034)
Valuation adjustments	(128,040)
Balance as of December 31, 2011	$3,074,199

NOTE 10                DEPOSITS:

The composition of deposits at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(in thousands)
Noninterest bearing demand deposits	$84,749,470	$70,789,406

Savings and interest bearing demand deposits:
Interest checking accounts	119,925,800	121,859,206
Savings accounts	47,602,255	39,939,717

Time Deposits:
Balances of less than $100,000	132,932,701	136,820,103
Balances of $100,000 and more	68,585,313	66,538,191

Total Deposits	$453,795,539	$435,946,623

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	$111,927,857
2014	49,271,901
2015	16,916,580
2016	10,810,127
2017 and after	12,591,549
Total	$201,518,014

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 11                SHORT-TERM DEBT:

Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2012
Short term note	-	-	-	-	-
Federal funds purchased	9,283,000	9,283,000	776,617	.51%	.90%
FHLB short term	32,500,000	22,500,000	8,088,798	.46%	.37%
Securities sold under agreements to repurchase	4,773,045	2,814,352	3,949,934	.35%	.38%
Totals		$34,597,352	$12,815,349	.41%	.41%
2011
Short term note	-	-	-	-	-
Federal funds purchased	7,825,000	-	1,254,400	.93%	-
FHLB daily rate credit	15,000,000	15,000,000	3,191,781	.36%	.36%
Securities sold under agreements to repurchase	5,691,856	3,538,963	4,398,638	.39%	.39%
Totals		$18,538,963	$8,844,819	.45%	.38%
2010
Short term note
Federal funds purchased	4,095,000	-	470,493	.55%	-
FHLB daily rate credit	-	-	-	-	-
Securities sold under agreements to repurchase	7,094,873	5,354,992	5,501,560	.48%	.48%
Totals		$5,354,992	$5,972,053	.52%	.48%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.

As of December 31, 2012, the Company had unsecured lines of credit with correspondent banks totaling $15,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 12                LONG-TERM DEBT:

New borrowings from the Federal Home Loan Bank of Atlanta (FHLB) were $0 in 2012, $5,000,000 in 2011, and $11,250,000 in 2010. The interest rates on the notes payable are fixed at the time of the advance and range from .34% to 4.82%; the weighted average interest rate was 2.39% and 2.78% at December 31, 2012 and 2011, respectively. The balance of these obligations at December 31, 2012 was $37,714,000. The long-term debt is secured by qualifying mortgage loans owned by the Company.

In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the ten year note. As of December 31, 2012 and 2011 the balance outstanding was $10,191,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio.

The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings and Subordinated debt agreements, as of December 31, 2012 are as follows:

2013	$26,214,286
2014	11,500,000
2015	-
2016	956,000
Thereafter	9,235,000
Total	$47,905,286

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 13                INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

	2012	2011	2010
Current expense
Federal	$2,590,130	$1,130,190	$2,031,784
Deferred (benefit) expense
Federal	(412,621)	1,348,005	(415,964)
State	(82,112)	44,533	65,572
Total Deferred (benefit) expense	(494,733)	1,392,538	(350,392)
Total Income Tax Expense	$2,095,397	$2,522,728	$1,681,392

Amounts in above arising from gains
(losses) on security transactions	$0	$207,342	$56,094

The deferred tax effects of temporary differences are as follows:	2012	2011	2010

LIH Partnership Losses	(44,640)	(43,906)	(15,658)
Securities impairment	-	961,648	50,239
Deferred Tax Asset Valuation Allowance	-	385,496	-
Local & Historic State Credits Recognized	(82,112)	44,533	65,572
Provision for loan losses	(224,835)	(135,662)	(529,905)
Non-qualified deferred compensation	(35,161)	(50,456)	(32,669)
Depreciation	(42,919)	51,534	(53,330)
Core deposit intangible amortization	-	-	(33,113)
Pension expense	97,067	231,699	243,639
Goodwill tax amortization	61,424	61,424	61,424
Secondary accrual on nonaccrual loans	(223,557)	(114,231)	(106,695)
Other	-	459	104
Deferred Income Tax Expense (Benefit)	$(494,733)	$1,392,538	$(350,392)

The components of the deferred taxes as of December 31 are as follows:

Deferred Tax Assets:	2012	2011
Allowance for loan losses	$1,884,519	$1,659,684
Split Dollar Life Insurance	5,339	5,339
Nonqualified deferred compensation	463,769	428,608
Secondary accrual on nonaccrual loans	444,482	220,925
Securities impairment	518,190	517,548
Core deposit amortization	298,019	298,019
State historic tax credits	28,004	10,080
Securities available for sale	-	-
Pension plan	1,256,944	1,067,357
Other	-	-
Total Assets	$4,899,266	$4,207,560

Deferred Tax Liabilities:	2012	2011
Unearned low income housing credits	$668,734	$684,461
Depreciation	277,395	320,315
Pension	1,339,179	1,242,112
Goodwill tax amortization	726,851	665,427
Securities available for sale	19,204	10,204
Other	(15,992)	28,005
Total Liabilities	3,015,371	2,950,524
Deferred Tax Asset (Liability)	$1,883,895	$1,257,036

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 13                INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2012	2011	2010
Tax expense at federal statutory rates	$2,378,804	$2,451,712	$1,843,498
Increases (decreases) in taxes resulting from:
State income taxes, net	6,132	4,714	3,372
Partially exempt income	(49,828)	(79,063)	(74,495)
Tax-exempt income	(188,932)	(151,906)	(154,571)
Prior year LIH credits	97,857	62,289	121,569
Deferred Tax Asset Valuation Allowance	-	385,496	-
Other	(148,636)	(150,514)	(57,981)
Total Income Tax Expense	$2,095,397	$2,522,728	$1,681,392

NOTE 14                EMPLOYEE BENEFITS:

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. On December 31, 2006 the Company adopted ASC 325-960 “Defined Benefit Pension Plans” (formerly “SFAS 158”), which was issued in September of 2006 and amended SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2012, 2011 and 2010:

	2012	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning	$7,296,932	$5,858,283	$5,311,851
Service cost	518,634	445,422	387,915
Interest cost	327,924	321,515	317,001
Actuarial gain (loss)	1,066,019	1,179,018	326,634
Benefits paid	(277,569)	(507,306)	(485,118)
Benefit obligation, ending	$8,931,940	$7,296,932	$5,858,283

Change in Plan Assets
Fair value of plan assets, beginning	$6,760,513	$6,317,920	$5,092,910
Actual return on plan assets	890,493	(50,101)	710,128
Employer contribution	750,000	1,000,000	1,000,000
Benefits paid	(277,569)	(507,306)	(485,118)
Fair value of plan assets, ending	8,123,437	6,760,513	6,317,920
Funded status at the end of the year	$(808,503)	$(536,419)	$459,637

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 14                EMPLOYEE BENEFITS (CONTINUED):

	2012	2011	2010

Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$2,888,390	$2,602,865	$1,921,434
Unfunded pension benefit obligation under ASC 325-960	(3,696,893)	(3,139,284)	(1,461,797)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(3,814,965)	$(3,272,592)	$(1,602,882)
Prior service cost	118,072	133,308	141,085
Net obligation at transition	-	-	-
Amount recognized	(3,696,893)	(3,139,284)	(1,461,797)
Deferred Taxes	1,256,944	1,067,357	497,012
Amount recognized in accumulated
comprehensive income	$(2,439,949)	$(2,071,927)	$(964,785)

(Accrued) Prepaid benefit detail
Benefit obligation	$(8,931,940)	$(7,296,932)	$(5,858,283)
Fair value of assets	8,123,437	6,760,513	6,317,920
Unrecognized net actuarial loss	3,814,965	3,272,592	1,602,882
Unrecognized transition obligation
Unrecognized prior service cost	(118,072)	(133,308)	(141,085)
Prepaid (accrued) benefits	$2,888,390	$2,602,865	$1,921,434

Components of net periodic benefit cost
Service cost	$518,634	$445,422	$387,915
Interest cost	327,924	321,515	317,001
Expected return on plan assets	(540,069)	(504,436)	(481,706)
Amortization of prior service cost	(15,236)	(7,777)	(5,300)
Amortization of transition obligation
Recognized net actuarial (gain) loss	173,222	63,845	65,510
Net periodic benefit cost	$464,475	$318,569	$283,420

Additional disclosure information
Accumulated benefit obligation	$6,214,325	$5,182,301	$4,025,608
Vested benefit obligation	$6,087,194	$4,924,537	$3,809,484
Discount rate used for net pension cost	4.50%	5.50%	6.00%
Discount rate used for disclosure	4.00%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%
Average remaining service (years)	14	15	15

Funding Policy

It is the Bank’s policy to contribute at least the annual pension cost each year as determined by the plan administrator. In some years the Bank will contribute additional amounts up to the maximum tax deductible amount depending on a variety of factors including liquidity and expected return on plan assets. Based on current information, the 2013 contribution will be $750,000 and pension cost for 2013 will be approximately $502,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

Asset Allocation

The following table provides the pension plan’s asset allocation as of December 31:

	2012	2011
Mutual funds - equity	62%	61%
Mutual funds –fixed income	38%	39%
Cash and equivalents	0%	0%

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

Estimated Future Benefit Payments

2013	$351,624
2014	802,207
2015	190,781
2016	92,784
2017	172,711
2018-2022	3,624,234
$5,234,341

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $270,000 in 2012, $360,000 in 2011, and $270,000 in 2010 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 166,585 and 165,085 at December 31, 2012 and 2011, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 14                EMPLOYEE BENEFITS (CONTINUED):

401K Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the bank is 100% after two years of service. Contributions under the plan amounted to $165,724, $153,252 and $145,882 in 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $85,000 in 2012, $60,000 in 2011 and $60,000 in 2010.

NOTE 15                CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $878,223 and $709,460 at December 31, 2012 and 2011, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include land development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 90% of the loan portfolio is secured by real estate.

NOTE 16                COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	2012	2011
Commitments to loan money	$100,721,250	$90,977,922
Standby letters of credit	1,216,216	1,718,437

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 16                COMMITMENTS (CONTINUED):

The Bank leases three of its branch offices and both of its loan production offices on long term lease arrangements which had initial terms of either three, five or ten years. Lease expense was $95,558, $85,430 and $77,760 for 2012, 2011 and 2010, respectively. As of December 31, 2012, the required lease payments for the next five years are as follows:

2013	$118,892
2014	97,772
2015	77,604
2016	32,940
2017	13,620
Thereafter	-

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

	2012	2011

Notional amount	$91,223	$107,538
Fair market value of contracts	15,134	12,583

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 18                TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2012	2011

Total loans, beginning of year	$8,195,678	$7,595,869
New loans	5,382,676	3,678,433
Relationship Change	-	-
Repayments	(6,278,648)	(3,078,624)
Total loans, end of year	$7,299,706	$8,195,678

NOTE 19                DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2013, approximately $8,026,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,100,000 in 2012, $930,000 in 2011 and $920,000 in 2010.

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

	2012		2011
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets (in thousands)
Loans	488,164	465,819	484,500	451,570

Financial Liabilities
Time deposits	203,539	201,518	205,325	203,358
Long-term debt	39,551	37,714	49,765	47,107

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
December 31, 2012 and 2011

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,031	$-	$7,031
Mortgage-backed obligations of federal agencies	1,647	-	1,647
Investment securities available for sale	8,678	-	8,678

Total assets at fair value	$8,678	$-	$8,678

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 21                FAIR VALUE MEASUREMENTS (CONTINUED):

December 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$11,064	$-	$11,064
Mortgage-backed obligations of federal agencies	2,063	-	2,063
Investment securities available for sale	13,127	-	13,127

Total assets at fair value	$13,127	$-	$13,127

Total liabilities at fair value	$-	$-	$-

Derivative financial instruments at fair value	$13	$-	$13

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2012	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$77,207	$-	$77,207	$-
Other Real Estate Owned	2,884	-	-	2,884
		-	-
Construction/Land Development	9,100	-	-	9,100
Farmland	-	-	-	-
Real Estate	756	-	-	756
Multi-Family	-	-	-	-
Commercial Real Estate	1,422	-	-	1,422
Home Equity – closed end	298	-	-	298
Home Equity – open end	171	-	-	171
Commercial & Industrial – Non-Real Estate	431	-	-	431
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	12,180	-	-	12,180

Total assets at fair value	$92,271	-	$77,207	15,064

Total liabilities at fair value	$-	$-	$-	$-

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 21                FAIR VALUE MEASUREMENTS, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2011	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$60,543	-	$60,543	-
Other Real Estate Owned	3,074	-	-	3,074

Real Estate	4,981	-	-	4,981
Commercial	300	-	-	300
Consumer	48	-	-	48
Home Equity	284	-	-	284
Impaired loans	5,613	-	-	5,613

Total assets at fair value	$69,230	-	$60,543	5,613

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers between levels 1 and 2. Level 3 assets consist of Other Real Estate Owned and Impaired loans. These assets have been valued based on Managements’ estimate. These estimates were derived from a review of appraisal, tax assessments and discussions with appraisers and realtors.

NOTE 22                REGULATORY MATTERS

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2012, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 22                REGULATORY MATTERS (CONTINUED):

The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2012	2011	2010	Capitalized	Capitalized
Tier1 capital:
Common stock	$12,498	$12,464	$11,530
Retained earnings	38,927	35,553	30,837
Intangible assets	(2,670)	(2,670)	(2,716)
Accumulated other comprehensive income	-	-	502
Total Tier 1 Capital	$48,755	$45,347	$40,153
Tier 2 capital:
Qualifying subordinated debt	$9,284	$10,000	$9,944
Allowance for loan losses	5,716	5,401	5,146
Unrealized gains on AFS equity securities	-	-	302
Total risked based capital	$63,755	$60,748	$55,545
Risk-weighted assets	$456,066	$431,095	$411,065
Capital ratios:
Total risk-based ratio	13.98%	14.09%	13.51%	8.00%	10.00%
Tier 1 risk-based ratio	10.69%	10.52%	9.77%	4.00%	6.00%
Total assets leverage ratio	8.29%	8.03%	7.37%	3.00%	5.00%

NOTE 22                REGULATORY MATTERS CONTINUED:

The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2012	2011	2010	Capitalized	Capitalized
Tier1 capital:
Common stock	$500	$500	$500
Capital surplus	18,971	18,971	18,971
Retained earnings	32,310	28,358	24,336
Intangible assets	(2,670)	(2,670)	(2,716)
Accumulated other comprehensive income	-	-	251
Total Tier 1 Capital	$49,111	$45,159	$41,342
Tier 2 capital:
Qualifying subordinated debt	$9,284	$10,000	$9,944
Allowance for loan losses	5,716	5,396	5,107
Unrealized gains on AFS securities	-	-	131
Total risked based capital	$64,111	$60,555	$56,524
Risk-weighted assets	$454,804	$430,728	$407,902
Capital ratios:
Total risk-based ratio	14.10%	14.06%	13.86%	8.00%	10.00%
Tier 1 risk-based ratio	10.80%	10.48%	10.14%	4.00%	6.00%
Total assets leverage ratio	8.36%	8.00%	7.64%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 23                INTANGIBLES:

Core deposit intangible costs recognized from the acquisition of the Woodstock and Edinburg branches are being amortized using the straight-line method over a ten-year period. The core deposit intangibles and goodwill totaled $2,833,476 and $2,638,677, respectively at the acquisition date. The core deposit intangible was fully amortized in 2011. Amortization expense for the years ending December 31, 2011 and 2010 was $46,000 and $276,000, respectively.

NOTE 24                INVESTMENTS IN LIFE INSURANCE CONTRACTS

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

NOTE 25                PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2012 and 2011

	2012	2011

Assets
Cash and cash equivalents	$144,136	$462,397
Investment in subsidiaries	49,377,964	45,776,394
Securities available for sale	-	-
Limited partnership investments	1,065,165	130,329
Deferred income taxes	-	-
Other assets	8,503	45,950
Total Assets	50,595,768	46,415,070

Liabilities

Long term debt	$-	$-
Accrued interest payable	-	-
Other liabilities	35,582	16,389
Deferred income taxes	122,540	156,833
Due to subsidiaries	174,170	9,000
Demand obligations for low income housing investment	1,241,647	259,214
Total Liabilities	$1,573,939	$441,436

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000
shares authorized, 2,499,544 and 2,492,716 shares issued
and outstanding for 2012 and 2011, respectively	$12,497,720	$12,463,580
Retained earnings	38,926,779	35,552,092
Accumulated other comprehensive income (loss)	(2,402,670)	(2,052,118)
Total Stockholders' Equity	49,021,829	45,963,554
Total Liabilities and Stockholders' Equity	$50,595,768	$46,415,070

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 25                PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Net Income and Retained Earnings
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Dividends from affiliate	$1,100,000	$930,000	$920,000
Investment income	-	-	-
Dividend income	-	56,742	126,838
Interest Income	17	31	-
Other than temporary impairment losses	-	-	(65,158)
Security gains (losses)	-	467,483	230,140
Other income	350
Net limited partnership income	11,930	(23,869)	11,941
Total Income	1,112,297	1,430,387	1,223,761

Expenses
Interest expense	-	142,317	265,581
Administrative expenses	185,834	277,356	216,854
Total Expenses	185,834	419,673	482,435

Net income before income tax expense (benefit)
and undistributed subsidiary net income	926,463	1,010,714	741,326

Income Tax Expense (Benefit)	(22,500)	396,163	46,532

Income before undistributed subsidiary
net income	948,963	614,551	694,794

Undistributed subsidiary net income	3,952,121	4,073,640	3,045,866

Net Income	$4,901,084	$4,688,191	$3,740,660

Retained earnings, beginning of year	$35,552,092	$30,837,090	$27,989,144
Adoption of FAS 106
Stock issuance	71,276	1,545,175	140,918
Stock repurchase	-	-	-
Prior year prepaid pension adjustment	-	(52,093)	-
Dividends on common stock	(1,597,673)	(1,466,271)	(1,033,632)
Retained Earnings, End of Year	$38,926,779	$35,552,092	$30,837,090

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 25                PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash Flows from Operating Activities
Net income	$4,901,084	$4,688,191	$3,740,660
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(3,952,121)	(4,073,640)	(3,045,866)
Gain (Loss) on sale of securities	-	(467,483)	(230,140)
Other than temporary impairment losses	-	-	65,158
Deferred tax (benefit) expense	(18,567)	(460,289)	(106,056)
Decrease (increase) in other assets	201,537	1,207,414	155,532
Increase (decrease) in other liabilities	992,626	(273,391)	74,631
Net change in deferred tax credits	(15,727)	23,145	(28,080)
Amortization of limited partnership investments	65,164	98,497	98,497
Net Cash Provided by Operating Activities	$2,173,996	$742,444	$724,336

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$-	$2,466,223	$1,543,261
Proceeds from maturities of securities available for sale	-	-	1,487,477
Change in loans receivable
Purchase of securities available for sale	(1,000,000)	(38,245)	(92,087)
Capital contributed to subsidiary
Net Cash Provided by (Used in) Investing Activities	$(1,000,000)	$2,427,978	$2,938,651

Cash Flows from Financing Activities
Proceeds of long-term debt	$-	$-	$7,229,000
Payments on long-term debt	-	(3,999,750)	(9,618,900)
Change in short term debt	-	-	-
Payments to repurchase common stock	-	-	-
Proceeds from issuance of common stock	105,416	2,478,325	196,083
Dividends paid in cash	(1,597,673)	(1,466,271)	(1,364,449)
Net Cash Used in Financing Activities	(1,492,257)	(2,987,696)	(3,558,266)

Net Increase (decreases) in Cash and Cash Equivalents	(318,261)	182,726	104,721

Cash and Cash Equivalents, Beginning of Year	$462,397	$279,671	$174,950
Cash and Cash Equivalents, End of Year	$144,136	$462,397	$279,671

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 26                INVESTMENT IN VBS MORTGAGE, LLC
On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2012 and 2011, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Cash and cash equivalents	$547,630	$482,528
Interest bearing deposits with banks	-	154,064
Property and equipment, net	47,473	38,785
Other Assets	960,151	234,793
Total Assets	$1,555,254	$910,170

Liabilities
Other liabilities	$348,150	$189,622
Total Liabilities	$348,150	$189,622

Equity
Capital	$219,634	$219,634
Retained earnings	987,470	500,914
Total Equity	$1,207,104	$720,548
Total Liabilities and Equity	$1,555,254	$910,170

Statements of Income
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Mortgage origination income	$2,378,023	$1,635,487	$1,839,289
Other Income	40,022	16,237	147
Total Income	2,418,045	1,651,724	1,839,436

Expenses

Salaries and employee benefits	$1,254,735	$880,698	$937,007
Occupancy and equipment expense	157,514	125,469	120,503
Management and professional fees	268,337	258,608	330,224
Other	250,902	181,866	151,761
Total Expenses	1,931,488	1,446,641	1,539,495

Net income(loss)	$486,557	$205,083	$299,941

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
F&M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the consolidated balance sheets of F&M Bank Corp. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/S/ Elliott Davis, LLC

Richmond, Virginia
March 29, 2013

104 Cranberry Road, P.O. Box 760, Galax, VA 24333 Phone: 276.238.1800 Fax 276.238.1801 elliottdavis.com

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2012, F&M’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders to be held May 11, 2013 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

F & M Bank Corp. (Registrant)

By:	/s/ Dean W. Withers	March 29, 2013
	Dean W. Withers	Date
Director, President and Chief Executive Officer

By:	/s/ Neil W. Hayslett	March 29, 2013
	Neil W. Hayslett	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

s/ Larry A. Caplinger	Director	March 29, 2013
Larry A. Caplinger

/s/ Thomas L. Cline	Director, Chairman	March 29, 2013
Thomas L. Cline

/s/ John N. Crist	Director	March 29, 2013
John N. Crist

/s/ Ellen R. Fitzwater	Director	March 29, 2013
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 29, 2013
Daniel J. Harshman

/s/ Richard S. Myers	Director	March 29, 2013
Richard S. Myers

/s/ Michael W. Pugh	Director	March 29, 2013
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 29, 2013
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 29, 2013
Ronald E. Wampler