Form 10-Q
period 2013-03-31
F&M BANK CORP
filed 2013-05-14
CIK 740806

Financial Statements

F & M Bank Corp.

March 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common Stock, par value - $5	2,501,274 shares

F & M BANK CORP.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
Interest income	2013	2012
Interest and fees on loans held for investment	$6,056	$6,260
Interest and fees on loans held for sale	489	379
Interest on federal funds sold	10	7
Interest on interest bearing deposits	1	2
Dividends on equity securities	-	-
Interest on debt securities	43	45
Total interest income	6,599	6,693

Interest expense
Interest on demand deposits	189	346
Interest on savings accounts	50	49
Interest on time deposits over $100,000	207	234
Interest on other time deposits	427	542
Total interest on deposits	873	1,171
Interest on short-term debt	17	6
Interest on long-term debt	388	519
Total interest expense	1,278	1,696

Net interest income	5,321	4,997

Provision for loan losses	900	900
Net interest income after provision for loan losses	4,421	4,097

Noninterest income
Service charges	261	284
Insurance and other commissions	183	133
Other	324	298
Income on bank owned life insurance	126	60
Total noninterest income	894	775

Noninterest expense
Salaries	1,566	1,427
Employee benefits	576	480
Occupancy expense	160	135
Equipment expense	135	144
FDIC insurance assessment	202	181
Other	964	884
Total noninterest expense	3,603	3,251

Income before income taxes	1,712	1,621
Income tax expense	468	474
Consolidated net income	1,244	1,147
Net income - Noncontrolling interest	(28)	(12)
Net Income – F & M Bank Corp	$1,216	$1,135

Per share data
Net income (basic and dilutive)	$.49	$.46
Cash dividends	$.17	$.16
Weighted average shares outstanding	2,500,473	2,493,758

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Income:
Net Income – F & M Bank Corp	$1,216	$1,135
Net Income attributable to noncontrolling interest	28	12
Total Net Income:	1,244	1,147

Other comprehensive income (loss):
Prepaid pension adjustment	-	-

Unrealized holding gains (losses) on available-for-sale securities:	(21)	(6)
Reclassification adjustment for (gains) losses realized in income	-	-
Net unrealized gains (losses)	(21)	(6)
Tax Expense (benefit)	(7)	(2)
Unrealized holding gain (loss), net of tax	(14)	(4)
Total other comprehensive income (loss)	(14)	(4)

Comprehensive income	$1,230	$1,143

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,845	$7,961
Money market funds	730	1,036
Federal funds sold	27,244	-
Cash and cash equivalents	33,819	8,997
Interest bearing deposits in banks	248	248
Securities:
Held to maturity – fair value of $107 in 2012 and 2011	107	107
Available for sale	10,483	8,678
Other investments	8,500	10,022
Loans held for sale	21,130	77,207
Loans held for investment	465,742	465,819
Less allowance for loan losses	(8,259)	(8,154)
Net loans held for investment	457,483	457,665

Other real estate owned	2,769	2,884
Bank premises and equipment, net	6,383	6,445
Interest receivable	1,706	1,702
Goodwill	2,670	2,670
Bank owned life insurance	11,776	11,662
Other assets	9,420	8,617
Total assets	$566,494	$596,904

Liabilities
Deposits:
Noninterest bearing	$85,457	$84,749
Interest bearing:
Demand	96,810	95,368
Money market accounts	25,323	24,559
Savings	50,481	47,602
Time deposits over $100,000	70,041	68,585
All other time deposits	130,868	132,933
Total deposits	458,980	453,796

Short-term debt	3,172	34,597
Accrued liabilities	11,701	11,222
Subordinated debt	10,191	10,191
Long-term debt	32,286	37,714
Total liabilities	516,330	547,520

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,501,150 and 2,499,544 shares issued and outstanding
in 2013 and 2012, respectively	12,506	12,498
Retained earnings	39,736	38,927
Noncontrolling interest	339	362
Accumulated other comprehensive loss	(2,417)	(2,403)
Total stockholders’ equity	50,164	49,384
Total liabilities and stockholders’ equity	$566,494	$596,904

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,244	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	155
Amortization of security premiums, net	9	26
Net decrease in loans held for sale	56,076	35,383
Provision for loan losses	900	900
(Increase) decrease in interest receivable	(4)	196
Decrease in other assets	9	1,502
Decrease in accrued expenses	(363)	(1,820)
Amortization of limited partnership investments	150	131
Income from life insurance investment	(126)	(74)
Other Real Estate Owned valuation adjustments	-	85
Gain on Other Real Estate Owned	-	(48)
Net adjustments	56,801	36,436
Net cash provided by operating activities	58,045	37,583

Cash flows from investing activities
Purchase of investments available for sale	(4,002)	(6,065)
Proceeds from maturity of investments available for sale	3,539	1,043
Net (increase) decrease in loans held for investment	(934)	247
Proceeds from the sale of other real estate owned	331	939
Purchase of property and equipment	(88)	(166)
Net decrease in interest bearing bank deposits	-	521
Purchase of bank owned life insurance	-	(3,914)
Net cash used in investing activities	(1,154)	(7,395)

Cash flows from financing activities
Net change in demand and savings deposits	5,792	7,695
Net change in time deposits	(609)	1,292
Net change in short-term debt	(31,425)	(13,879)
Cash dividends paid	(425)	(399)
Proceeds from issuance of common stock	27	27
Proceeds from long-term debt	-	-
Repayment of long-term debt	(5,429)	(5,607)
Net cash used in financing activities	(32,069)	(10,871)

Net Increase in Cash and Cash Equivalents	24,822	19,317
Cash and cash equivalents, beginning of period	8,997	8,994
Cash and cash equivalents, end of period	$33,819	$28,311
Supplemental disclosure
Cash paid for:
Interest expense	$1,237	$1,717
Income taxes	-	-
Transfers from loans to Other Real Estate Owned	216	-

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Balance, beginning of period	$49,384	$46,180

Comprehensive income
Net income – F & M Bank Corp	1,216	1,135
Net income attributable to noncontrolling interest	28	12
Net change in unrealized appreciation on securities available for sale, net of taxes	(14)	(4)
Total comprehensive income	1,230	1,143

Minority Interest Contributed Capital (Distributions)	(51)	-
Issuance of common stock	26	27
Dividends declared	(425)	(399)
Balance, end of period	$50,164	$46,951

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.    Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013 and the results of operations for the quarters ended March 31, 2013 and 2012. The notes included herein should be read in conjunction with the notes to financial statements included in the 2012 annual report to stockholders of F & M Bank Corp.

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

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at March 31, 2013 and December 31, 2012 are reflected in the table below. The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at March 31, 2013 and December 31, 2012 are as follows:

	2013		2012
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$107	$107	$107	$107
Total	$107	$107	$107	$107

	March 31, 2013
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$9,011	$14	$5	$9,020
Mortgage-backed securities	1,436	27	-	1,463
Total	$10,447	$41	$5	$10,483

	December 31, 2012
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,012	$19	$-	$7,031
Mortgage-backed securities	1,609	38	-	1,647
Total	$8,621	$57	$-	$8,678

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 2.    Investment Securities, continued

The amortized cost and fair value of securities at March 31, 2013, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$107	$107	$1,997	$2,010
Due after one year through five years	-	-	8,450	8,473
Due after five years	-	-	-	-
Total	$107	$107	$10,447	$10,483

There were no gains and losses on sales of debt and equity securities in the first quarter of 2013 or 2012.

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

●	Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first three months of 2013 or 2012.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013
Government sponsored Enterprises	$1,995	$(5)	$-	$-	$1,995	$(5)
Total	$1,995	$(5)	$-	$-	$1,995	$(5)

December 31, 2012
Government sponsored Enterprises	$2,000	$(.5)	$-	$-	$2,000	$(.5)
Total	$2,000	$(.5)	$-	$-	$2,000	$(.5)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2012. This decrease is due to FHLB stock repurchases during the first quarter.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.    Loans Held for Investment

Loans outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Construction/Land Development	$75,522	$71,251
Farmland	11,938	12,259
Real Estate	141,964	144,066
Multi-Family	9,169	9,357
Commercial Real Estate	120,507	123,819
Home Equity – closed end	11,006	10,984
Home Equity – open end	48,413	49,762
Commercial & Industrial – Non-Real Estate	25,527	25,110
Consumer	11,186	12,698
Credit cards	2,541	2,788
Dealer Finance	7,969	3,725
Total	$465,742	$465,819

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
March 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$6,740	$6,740	$-	$2,799	$38
Farmland	1,481	1,481	-	597	12
Real Estate	723	723	-	2,112	-
Multi-Family	-	-	-	-	3
Commercial Real Estate	538	538	-	275	3
Home Equity – closed end	311	311	-	173	12
Home Equity – open end	-	-	-	175	-
Commercial & Industrial – Non-Real Estate	18	18	-	51	-
Consumer	-	-	-	120	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
Impaired loans with a valuation allowance
Construction/Land Development	12,464	12,464	1,956	9,385	36
Farmland	-	-	-	-	-
Real Estate	1,360	1,360	168	1,208	6
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,062	1,062	159	1,304	1
Home Equity – closed end	529	529	110	390	2
Home Equity – open end	113	113	7	187	-
Commercial & Industrial – Non-Real Estate	-	-	-	883	-
Consumer	-	-	-	9	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$25,339	$25,339	$2,400	$19,668	$113

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.    Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,743	$5,743	$-	$1,493	$279
Farmland	1,481	1,481	-	301	76
Real Estate	-	-	-	2,561	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	541	541	-	168	23
Home Equity – closed end	-	-	-	153	-
Home Equity – open end	-	-	-	274	-
Commercial & Industrial – Non-Real Estate	-	-	-	56	-
Consumer	-	-	-	135	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Impaired loans with a valuation allowance
Construction/Land Development	10,466	10,466	1,363	7,875	217
Farmland	-	-	-	-	-
Real Estate	901	901	146	1,089	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,585	1,585	253	1,092	4
Home Equity – closed end	415	415	29	319	9
Home Equity – open end	250	250	78	193	19
Commercial & Industrial – Non-Real Estate	707	707	277	1,005	-
Consumer	2	2	-	13	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$22,091	$22,091	$2,146	$16,727	$665

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses

A summary of the allowance for loan losses follows:

March 31, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$-	$3	$567	$3,341	$1,955	$1,386
Farmland	(2)	-	-	-	(2)	-	(2)
Real Estate	924	35	-	9	898	168	730
Multi-Family	(37)	-	-	2	(35)	-	(35)
Commercial Real Estate	1,113	201	-	128	1,040	160	880
Home Equity – closed end	360	10	-	(14)	336	110	226
Home Equity – open end	659	68	5	(49)	547	7	540
Commercial & Industrial – Non-Real Estate	2,113	412	21	111	1,833	-	1,833
Consumer	51	79	2	73	47	-	47
Dealer Finance	72	-	-	69	141	-	141
Credit Cards	130	26	5	4	113	-	113
Unallocated	-	-	-	-	-	-	-
Total	$8,154	$831	$36	$900	$8,259	$2,400	$5,859

December 31, 2012 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,071	$1,481	$192	$1,989	$2,771	$1,363	$1,408
Farmland	145	-	3	(150)	(2)	-	(2)
Real Estate	625	482	-	781	924	146	778
Multi-Family	92	-	-	(129)	(37)	-	(37)
Commercial Real Estate	2,285	424	48	(796)	1,113	164	949
Home Equity – closed end	91	69	-	338	360	117	243
Home Equity – open end	867	-	-	(208)	659	79	580
Commercial & Industrial – Non-Real Estate	457	776	62	2,370	2,113	277	1,836
Consumer	128	44	27	(60)	51	-	51
Dealer Finance	-	-	-	72	72	-	72
Credit Cards	176	71	32	(7)	130	-	130
Unallocated	-	-	-	-	-	-	-
Total	$6,937	$3,347	$364	$4,200	$8,154	$2,146	$6,008

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

March 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$75,522	$19,205	$56,317
Farmland	11,938	1,481	10,457
Real Estate	141,964	2,083	139,881
Multi-Family	9,169	-	9,169
Commercial Real Estate	120,507	1,600	118,907
Home Equity – closed end	11,006	839	10,167
Home Equity –open end	48,413	113	48,300
Commercial & Industrial – Non-Real Estate	25,527	18	25,509
Consumer	11,186	-	11,186
Dealer Finance	7,969	-	7,969
Credit Cards	2,541	-	2,541
Total	$465,742	$25,339	$440,403

December 31, 2012	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,251	$16,206	$55,045
Farmland	12,259	1,481	10,778
Real Estate	144,066	901	143,165
Multi-Family	9,357	-	9,357
Commercial Real Estate	123,819	2,128	121,691
Home Equity – closed end	10,984	415	10,569
Home Equity –open end	49,762	250	49,512
Commercial & Industrial – Non-Real Estate	25,110	708	24,402
Consumer	12,698	2	12,696
Dealer Finance	3,725		3,725
Credit Cards	2,788	-	2,788
Total	$465,819	$22,091	$443,728

Aging of Past Due Loans Receivable (in thousands) as of March 31, 2013

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
March 31, 2013
Construction/Land Development	$2,690	$47	$172	$7,169	$10,078	$65,444	$75,522
Farmland	-	-	-	-	-	11,938	11,938
Real Estate	6,128	1,407	-	995	8,530	133,434	141,964
Multi-Family	-	-	-	-	-	9,169	9,169
Commercial Real Estate	4,374	-	74	1,889	6,337	114,170	120,507
Home Equity – closed end	66	424	-	305	795	10,211	11,006
Home Equity – open end	192	37	-	170	399	48,014	48,413
Commercial & Industrial – Non- Real Estate	105	149	-	801	1,055	24,472	25,527
Consumer	63	1,032	3	107	1,205	9,981	11,186
Dealer Finance	-	-	-	-	-	7,969	7,969
Credit Cards	16	1	-	-	17	2,524	2,541
Total	$13,634	$3,097	$249	$11,436	$28,416	$437,326	$465,742

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4.    Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2012

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

CREDIT QUALITY INDICATORS (in thousands)
AS OF MARCH 31, 2013
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$350	$4,528	$20,693	$15,696	$9,493	$24,762	$-	$75,522
Farmland	69	-	1,414	4,164	4,381	330	1,580	-	11,938
Real Estate	-	339	35,725	67,910	25,855	4,488	7,557	90	141,964
Multi-Family	-	614	2,151	1,701	4,703	-	-	-	9,169
Commercial Real Estate	-	2,072	18,685	53,447	29,022	6,688	10,593	-	120,507
Home Equity – closed end	-	-	2,207	5,602	2,098	368	731	-	11,006
Home Equity – open end	-	1,433	14,656	26,235	4,845	666	578	-	48,413
Commercial & Industrial (Non-Real Estate)	158	107	3,419	16,324	3,637	995	887	-	25,527
Total	$227	$4,915	$82,785	$196,076	$90,237	$23,028	$46,688	$90	$444,046

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,541	$19,152
Non performing	-	3
Total	$2,541	$19,155

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $750,000 to the plan in the first quarter of 2013 and does not anticipate additional contributions for the 2013 plan year. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012

Service cost	$149,983	$129,659
Interest cost	87,578	81,981
Expected return on plan assets	(159,020)	(135,017)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	(3,809)	(3,809)
Amortization of net (gain) or loss	50,796	43,305
Net periodic pension cost	$125,528	$116,119

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$9,020	$-	$9,020	$-
Mortgage-backed obligations of federal agencies	1,463	-	1,463	-
Investment securities available for sale	$10,483	$-	$10,483	$-

Total assets at fair value	$10,483	$-	$10,483	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$22	$-	$22	$-

December 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,031	$-	$7,031	$-
Mortgage-backed obligations of federal agencies	1,647	-	1,647	-
Investment securities available for sale	8,678	-	8,678	-

Total assets at fair value	$8,678	$-	$8,678	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis. The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

March 31, 2013	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$21,130	$-	$21,130	$-
Other Real Estate Owned	2,769	-	-	2,769
		-	-
Construction/Land Development	10,509	-	-	10,509
Farmland	-	-	-	-
Real Estate	1,192	-	-	1,192
Multi-Family	-	-	-	-
Commercial Real Estate	903	-	-	903
Home Equity – closed end	418	-	-	418
Home Equity – open end	106	-	-	106
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	13,128	-	-	13,128

Total assets at fair value	$37,027	$-	$21,130	$15,897

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$77,207	$-	$77,207	$-
Other Real Estate Owned	2,884	-	-	2,884
		-	-
Construction/Land Development	9,100	-	-	9,100
Farmland	-	-	-	-
Real Estate	756	-	-	756
Multi-Family	-	-	-	-
Commercial Real Estate	1,422	-	-	1,422
Home Equity – closed end	298	-	-	298
Home Equity – open end	171	-	-	171
Commercial & Industrial – Non-Real Estate	431	-	-	431
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	12,180	-	-	12,180

Total assets at fair value	$92,271	$-	$77,207	$15,064

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.    Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	March 31, 2013		December 31, 2012
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	$491,963	$465,742	$488,164	$465,819

Financial Liabilities
Time deposits	$203,623	$200,909	$203,539	$201,518
Long-term debt	$34,739	$32,286	$39,551	$37,714

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

During the three months ended, March 31, 2013, there were no loan modifications that were considered to be troubled debt restructurings.  There were also no troubled debt restructurings from the previous twelve months that went into default in the first quarter of 2013. A restructured loan is considered in default when it becomes 90 days past due.

During the twelve months ended March 31, 2012, the Bank modified 1 loan that was considered to be troubled debt restructurings. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

For the three months ending
March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	1	147	147
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-
Total		$147	$147

As of March 31, 2012, there were no troubled debt restructurings from the previous twelve months that went into default during the quarter. A restructured loan is considered in default when it becomes 90 days past due.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices. As well as its loan production offices located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers) and in Fishersville, VA.  TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock.

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  For further discussion refer to page 31 in the Management Discussion and Analysis.

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

Overview

Net income for the three months ended March 31, 2013 was $1,216,000 or $.49 per share, compared to $1,135,000 or $.46 in the same period in 2012, an increase of 7.14%. During the three months ended March 31, 2013, noninterest income, exclusive of securities transactions, increased 15.33% and noninterest expense increased 10.83% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2013	2012

Net Income from Bank Operations	$1,207	$1,104
Income or (loss) from Parent Company Activities	9	31
Net Income for the three months ended March 31	$1,216	$1,135

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of securities transactions, non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $1,148,000 in 2013 and $1,048,000 in 2012, an increase of 9.54%. Income from core operations increased in 2013 primarily due to a decrease in interest expense.  A reconciliation of core earnings follows:

In thousands	2013	2012

Net Income	$1,216	$1,135
Non-recurring Tax Items	(68)	(87)
Non-recurring Securities Transactions, net of tax	-	-
Core Earnings for the three months ended March 31	$1,148	$1,048

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2013 year to date tax equivalent net interest income increased $326,000 or 6.50% compared to the same period in 2012.  The yield on earning assets decreased .25%, while the cost of funds decreased .39% compared to the same period in 2012.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 3.98%, an increase of .10% when compared to the same period in 2012.  A schedule of the net interest margin for the three month periods ended March 31, 2013 and 2012 can be found in Table I on page 35.

The Interest Sensitivity Analysis contained in Table II on page 36 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 51.52% of rate sensitive assets and 43.64% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income, exclusive of securities transactions, increased $119,000 or 15.33% for the three month period ended March 31, 2013.  The increase is primarily due to increase in Insurance and Other Commissions income and income derived from Bank Owned Life Insurance.

Noninterest expense increased $352,000 for the three month period ended March 31, 2013 as compared to 2012. Salary and benefits expense increased $235,000 (12.32%) through March 2013. This increase is resulted primarily from lending personnel hired to staff the new loan production offices, as well as normal salary increases, health insurance and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses increased at a rate of 8.70% for the first three months of 2013 as compared to 2012. The primary reasons for the increase in these expenses relates to increases in the FDIC Assessment, legal and professional expenses, and data processing expenses. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (December 31, 2012) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.35% and 3.14% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Balance Sheet

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

As of March 31, 2013, the market value of securities available for sale exceeded their cost by $36,000. This includes an increase in the value of government obligations held by the Bank.  The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There is $2,010,000 of securities scheduled to mature in 2013.

In reviewing investments as of March 31, 2103, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates in a predominately rural area that includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges.  The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid size businesses and farms within its primary service area.

Lending is geographically diversified within the service area.  The only concentration within the portfolio is in construction and development lending.  Management and the Board of Directors review this concentration and other potential areas of concentration quarterly.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans Held for Investment at $465,742,000 remained virtually flat compared to December 31, 2012.  However, the dealer finance portfolio increased $4.2 million and construction and land development loans increased $4.3 million.  These increases were offset by decreases in the amortizing real estate lending (both consumer and commercial) totaling $5.4 million and consumer loans totaling $1.5 million.

Loans Held for Sale totaled $21,130,000 at March 31, 2013, a decrease of $56,067,000 compared to December 31, 2012.  Secondary Market loan originations are typically subject to seasonal declines in the first quarter of each calendar year.  This seasonal drop in volume was compounded by a modest increase in interest rates, which resulted in a reduction in mortgage refinancing for the period.  The funds resulting from this decrease allowed the Company to repay FHLB short term borrowings and led to increased liquidity in the first quarter.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $11,685,000 at March 31, 2013 compared to $13,386,000 at December 31, 2012.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of March 31, 2013, the Company holds $2,769,000 of real estate which was acquired through foreclosure. This is decrease of $115,000 compared to December 31, 2012.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2013	December 31, 2012

Nonaccrual Loans
Real Estate	$8,164	$9,611
Commercial	2,690	2,914
Home Equity	474	740
Other	108	121
	11,436	13,386

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	172	-
Commercial	74	-
Home Equity	-	-
Other	3	-
	249	-

Total Nonperforming loans	$11,685	$13,386

Nonperforming loans as a percentage of loans held for investment	2.51%	2.87%

Net Charge Offs to total loans held for investment	.17%	.64%

Allowance for loan and lease losses to nonperforming loans	70.68%	60.91%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Allowance for Loan Losses

The allowance for loan losses provides for the risk that borrowers will be unable to repay their obligations.  The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence.  All of these affect the ability of borrowers to repay indebtedness.  The risk associated with commercial lending is substantially based on the strength of the local and national economies.

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

In evaluating the portfolio, loans are segregated into loans with identified potential losses and pools of loans by type and a general allowance based on a variety of criteria.   Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits including borrower cash flow, payment history, fair value of collateral, company management, the industry in which the borrower is involved and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.

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

The allowance for loan losses of $8,259,000 at March 31, 2013 is equal to 1.77% of loans held for investment. This compares to an allowance of $8,154,000 (1.75%) at December 31, 2012.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $900,000 in the first three months of 2013. Net charge-offs year to date totaled $795,000.

The overall level of the allowance has been increasing for several years and now approximates the national peer group average.  Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $5,184,000 since December 31, 2012.  Time deposits decreased $609,000 during this period while demand deposits and savings deposits increased $5,793,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $10.6 million in CDARS funding, which is an increase of $2.9 million over December 31, 2012.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of March 31, 2013 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,172,000.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $5,428,000 through March 31, 2013.  There were no additional borrowings through March 31, 2013.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of March 31, 2013 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2013, the Company's total risk based capital and leverage ratios were 14.82% and 8.61%, respectively, increasing over year end from 13.98% and 8.29%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 14.92% and 8.68%, respectively, increasing over year end from 14.10% and 8.36%, respectively . For both the Company and the Bank these ratios are in excess of regulatory minimums.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  Liquidity increased significantly in the first quarter as repayments of Loans Held for Sale were used to increase Federal Funds Sold and to repay short term FHLB debt.  The decrease in Loans Held for Sale is a result of seasonal fluctuations in mortgage lending and an uptick in mortgage rates.  The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure.  As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

As of March 31, 2013, the Company had a cumulative Gap Rate Sensitivity Ratio of 16.73% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 36.

Stock Repurchase

On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. However, due to the impact on capital ratios resulting from the growth in the balance sheet, other than temporary impairment securities write downs in 2009 and increased funding of the allowance for loan losses, the stock repurchase plan has been suspended. There have been no stock repurchases in 2013.

Effect of Newly Issued Accounting Standards

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired.  If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The amendments did not have a material effect on the Company’s financial statements.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  These amendments did not have a material effect on the Company’s financial statements.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$467,240	$6,238	5.41%	$450,331	$6,281	5.59%
Loans held for sale	42,362	330	3.16%	40,877	379	3.73%
Federal funds sold	20,144	10	.20%	13,021	7	.22%
Interest bearing deposits	1,690	2	.48%	1,489	2	.27%
Investments
Taxable 3	12,463	43	1.40%	13,181	46	1.37%
Partially taxable	107	0	-	108	-	1.86%
Total earning assets	$544,006	$6,623	4.94%	$519,007	$6,715	5.19%
Interest Expense
Demand deposits	122,253	189	.63%	121,169	346	1.15%
Savings	49,942	50	.41%	41,808	49	.48%
Time deposits	204,426	634	1.26%	206,206	776	1.51%
Short-term debt	13,679	17	.50%	6,428	6	.37%
Long-term debt	42,929	388	3.67%	52,248	519	3.98%
Total interest bearing liabilities	$433,229	$1,278	1.20%	$427,859	$1,696	1.59%

Tax equivalent net interest income 1		$5,345			$5,019

Net interest margin			3.98%			3.88%
__________________________
1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3      An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

March 31, 2013
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$35,063	$30,526	$86,098	$13,614	$-	$165,301
Installment	4,499	1,123	10,980	2,551	-	19,153
Real estate loans for investments	88,234	57,382	118,966	14,165	-	278,747
Loans held for sale	21,130	-	-	-	-	21,130
Credit cards	2,541	-	-	-	-	2,541
Federal funds sold	27,244	-	-	-	-	27,244
Interest bearing bank deposits	730	248	-	-	-	978
Investment securities	107	2,010	7,010	1,463	-	10,590
Total	$179,548	$91,289	$223,054	$31,793	$-	$525,684

Sources of funds
Interest bearing demand deposits	$-	$32,023	$70,748	$19,362	$-	$122,133
Savings deposits	-	10,096	30,289	10,096	-	50,481
Certificates of deposit $100,000 and over	12,250	27,232	30,559	-	-	70,041
Other certificates of deposit	18,775	54,575	57,518	-	-	130,868
Short-term borrowings	3,172	-	-	-	-	3,172
Long-term borrowings	9,429	15,357	11,138	6,553	-	42,477
Total	$43,626	$139,283	$200,252	$36,011	$-	$419,172

Discrete Gap	$135,922	$(47,994)	$22,802	$(4,218)	$-	$106,512

Cumulative Gap	$135,922	$87,928	$110,730	$106,512	$106,512

Ratio of Cumulative Gap to Total Earning Assets	25.86%	16.73%	21.06%	20.26%	20.26%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2013.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

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

F & M BANK CORP.

May 14, 2013	By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Neil W. Hayslett
Neil W. Hayslett
Executive Vice President and Chief Financial Officer