Form 10-Q
period 2013-06-30
F&M BANK CORP
filed 2013-08-12
CIK 740806

Financial Statements

F & M Bank Corp.

June 30, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common Stock, par value - $5	2,502,852 shares

F & M BANK CORP.

PART I  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2013	2012
Interest and fees on loans held for investment	$6,387	$6,227
Interest and fees on loans held for sale	54	217
Interest on federal funds sold	9	12
Interest on interest bearing deposits	1	1
Interest on debt securities	58	65
Total interest income	6,509	6,522

Interest expense
Interest on demand deposits	221	318
Interest on savings accounts	12	53
Interest on time deposits over $100,000	197	224
Interest on other time deposits	398	515
Total interest on deposits	828	1,110
Interest on short-term debt	2	5
Interest on long-term debt	398	508
Total interest expense	1,228	1,623

Net interest income	5,281	4,899

Provision for loan losses	1,125	900
Net interest income after provision for loan losses	4,156	3,999

Noninterest income
Service charges	277	291
Insurance and other commissions	286	216
Other	452	312
Income on bank owned life insurance	126	129
Total noninterest income	1,141	948

Noninterest expense
Salaries	1,622	1,451
Employee benefits	534	494
Occupancy expense	160	134
Equipment expense	135	142
FDIC insurance assessment	164	181
Other	950	912
Total noninterest expense	3,565	3,314

Income before income taxes	1,732	1,633
Income tax expense	552	454
Consolidated net income	1,180	1,179
Net income - Noncontrolling interest	(47)	(39)
Net Income – F & M Bank Corp	$1,133	1,140

Per share data
Net income (basic and dilutive)	$.45	$.46
Cash dividends	$.17	$.16
Weighted average shares outstanding	2,501,956	2,495,464

See notes to unaudited consolidated financial statements

PART I  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2013	2012
Interest and fees on loans held for investment	$12,443	$12,487
Interest and fees on loans held for sale	543	596
Interest on federal funds sold	19	19
Interest on interest bearing deposits	2	3
Interest on debt securities	101	110
Total interest income	13,108	13,215

Interest expense
Interest on demand deposits	410	664
Interest on savings accounts	62	102
Interest on time deposits over $100,000	404	458
Interest on other time deposits	825	1,057
Total interest on deposits	1,701	2,281
Interest on short-term debt	19	11
Interest on long-term debt	786	1,027
Total interest expense	2,506	3,319

Net interest income	10,602	9,896

Provision for loan losses	2,025	1,800
Net interest income after provision for loan losses	8,577	8,096

Noninterest income
Service charges	538	575
Insurance and other commissions	469	349
Other	776	610
Income on bank owned life insurance	252	189
Total noninterest income	2,035	1,723

Noninterest expense
Salaries	3,188	2,878
Employee benefits	1,110	974
Occupancy expense	320	269
Equipment expense	270	286
FDIC insurance assessment	366	362
Other	1,914	1,796
Total noninterest expense	7,168	6,565

Income before income taxes	3,444	3,254
Income tax expense	1,020	928
Consolidated net income	2,424	2,326
Net income - Noncontrolling interest	(75)	(51)
Net Income – F & M Bank Corp	$2,349	$2,275

Per share data
Net income (basic and dilutive)	$.94	$.91
Cash dividends	$.34	$.31
Weighted average shares outstanding	2,501,218	2,494,611

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income:
Net Income – F & M Bank Corp	$2,349	$2,275	$1,133	$1,140
Net Income attributable to noncontrolling interest	75	51	47	39
	2,424	2,326	1,180	1,179

Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities	(112)	17	(91)	23
Reclassification adjustment for (gains) losses realized in income	-	-	-	-
Net unrealized gains (losses)	(112)	17	(91)	23
Tax effect	(38)	6	(31)	8
Unrealized holding gain (loss), net of tax	(74)	11	(60)	15
Total other comprehensive income (loss)	(74)	11	(60)	15

Comprehensive income	$2,350	$2,337	$1,120	$1,194

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,181	$7,961
Money market funds	337	1,036
Federal funds sold	20,400	-
Cash and cash equivalents	25,918	8,997
Interest bearing deposits in banks	248	248
Securities:
Held to maturity – fair value of $107 in 2013 and 2012	107	107
Available for sale	8,351	8,678
Other investments	8,093	10,022
Loans held for sale	16,741	77,207
Loans held for investment	470,852	465,819
Less allowance for loan losses	(8,090)	(8,154)
Net loans held for investment	462,762	457,665

Other real estate owned	2,829	2,884
Bank premises and equipment, net	6,379	6,445
Interest receivable	1,568	1,702
Goodwill	2,670	2,670
Bank owned life insurance	11,890	11,662
Other assets	9,286	8,617
Total assets	$556,842	$596,904

Liabilities
Deposits:
Noninterest bearing	$86,976	$84,749
Interest bearing:
Demand	94,178	95,368
Money market accounts	23,671	24,559
Savings	53,212	47,602
Time deposits over $100,000	68,324	68,585
All other time deposits	128,959	132,933
Total deposits	455,320	453,796

Short-term debt	3,013	34,597
Accrued liabilities	10,574	11,222
Subordinated debt	10,191	10,191
Long-term debt	26,857	37,714
Total liabilities	505,955	547,520

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,502,708 and 2,496,195 shares issued and outstanding
in 2013 and 2012, respectively	12,514	12,498
Retained earnings	40,463	38,927
Noncontrolling interest	387	362
Accumulated other comprehensive loss	(2,477)	(2,403)
Total stockholders’ equity	50,887	49,384
Total liabilities and stockholders’ equity	$556,842	$596,904

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$2,349	$2,275
Net change – Noncontrolling interest
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	292	310
Amortization of security premiums, net	17	48
Net decrease in loans held for sale	60,465	19,559
Provision for loan losses	2,025	1,800
(Increase) decrease in interest receivable	134	116
(Increase) decrease in other assets	(416)	1,369
Decrease in accrued expenses	(814)	(1,904)
Amortization of limited partnership investments	294	263
Income from bank owned life insurance investment	(252)	(189)
Other real estate owned valuation adjustments	-	122
(Gain) loss on other real estate owned	7	(48)
Net adjustments	61,752	21,395
Net cash provided by operating activities	64,101	23,721

Cash flows from investing activities
Purchase of investments available for sale	(6,067)	(15,071)
Proceeds from maturity of investments available for sale	7,901	15,843
Net increase in loans held for investment	(7,503)	(1,648)
Proceeds from the sale of other real estate owned	429	1,232
Purchase of property and equipment	(226)	(457)
Net decrease in interest bearing bank deposits	-	140
Purchase of bank owned life insurance	-	(4,064)
Net cash used in investing activities	(5,466)	(4,025)

Cash flows from financing activities
Net change in demand and savings deposits	5,760	6,956
Net change in time deposits	(4,235)	(1,435)
Net change in short-term debt	(31,585)	(14,509)
Cash dividends paid	(852)	(799)
Proceeds from issuance of common stock	55	52
Repayment of long-term debt	(10,857)	(6,036)
Net cash used in financing activities	(41,714)	(15,771)

Net increase in Cash and cash equivalents	16,921	3,925
Cash and cash equivalents, beginning of period	8,997	8,994
Cash and cash equivalents, end of period	$25,918	$12,919
Supplemental disclosure
Cash paid for:
Interest expense	$2,472	$3,153
Income taxes	500	500
Transfers from loans to other real estate owned	382	1,549

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Balance, beginning of period	$49,384	$46,180

Comprehensive income
Net income – F & M Bank Corp	2,349	2,275
Net income attributable to noncontrolling interest	75	51
Net change in unrealized appreciation on securities available for sale, net of taxes	(74)	11
Total comprehensive income	2,350	2,337

Minority Interest Contributed Capital (Distributions)	(51)	-
Issuance of common stock	55	52
Dividends declared	(851)	(798)
Balance, end of period	$50,887	$47,771

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 1.    Accounting Principles

The unaudited consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013 and the results of operations for the quarters and six-month periods ended June 30, 2013 and 2012. The notes included herein should be read in conjunction with the notes to financial statements included in the 2012 annual report to stockholders of F & M Bank Corp.

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

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

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at June 30, 2013 and December 31, 2012 are reflected in the table below. The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at June 30, 2013 and December 31, 2012 are as follows:

	2013		2012
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$107	$107	$107	$107
Total	$107	$107	$107	$107

	June 30, 2013 Unrealized
				Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,072	$7	$66	$7,013
Mortgage-backed securities	1,335	3	-	1,338
Total	$8,407	$10	$66	$8,351

	December 31, 2012 Unrealized
				Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,012	$19	$-	$7,031
Mortgage-backed securities	1,609	38	-	1,647
Total	$8,621	$57	$-	$8,678

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 2.    Investment Securities, continued

The amortized cost and fair value of securities at June 30, 2013, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$107	$107	$1,999	$2,006
Due after one year through five years	-	-	6,408	6,345
Due after five years	-	-	-	-
Total	$107	$107	$8,407	$8,351

There were no gains and losses on sales of debt and equity securities in the first six months of 2013 or 2012.

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

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

●	Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first six months of 2013 or 2012.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013
Government sponsored enterprises	$2,942	$(66)	$-	$-	$2,942		$(66)
Total	$2,942	$66)	$-	$-	$2,942	$	(66)

December 31, 2012
Government sponsored enterprises	$2,000	$(.5)	$-	$-	$2,000		$(.5)
Total	$2,000	$(.5)	$-	$-	$2,000		$(.5)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2012. This decrease is due to FHLB stock repurchases during the 2013.

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 3.    Loans Held for Investment

Loans outstanding at June 30, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Construction/Land Development	$69,528	$71,251
Farmland	11,881	12,259
Residential Real Estate	146,155	144,066
Multi-Family	9,799	9,357
Commercial Real Estate	122,723	123,819
Home Equity – closed end	10,418	10,984
Home Equity – open end	48,943	49,762
Commercial & Industrial – Non-Real Estate	25,451	25,110
Consumer	11,073	12,698
Credit cards	2,529	2,788
Dealer Finance	12,352	3,725
Total	$470,852	$465,819

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
June 30, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,748	$4,748	$-	$3,633	$88
Farmland	1,481	1,481	-	889	39
Residential Real Estate	729	729	-	1,582	-
Multi-Family	-	-	-	-	20
Commercial Real Estate	528	528	-	348	6
Home Equity – closed end	310	310	-	202	16
Home Equity – open end	-	-	-	122	-
Commercial & Industrial – Non-Real Estate	26	26	-	42	-
Consumer	-	-	-	81	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
Impaired loans with a valuation allowance
Construction/Land Development	13,219	13,219	1,781	11,039	132
Farmland	-	-	-	-	-
Residential Real Estate	935	935	120	1,182	17
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,052	1,052	189	1,515	2
Home Equity – closed end	573	573	105	472	3
Home Equity – open end	-	-	-	187	3
Commercial & Industrial – Non-Real Estate	-	-	-	618	1
Consumer	-	-	-	6	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$23,601	$23,601	$2,195	$21,918	$327

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 3.    Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,743	$5,743	$-	$1,493	$279
Farmland	1,481	1,481	-	301	76
Residential Real Estate	-	-	-	2,561	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	541	541	-	168	23
Home Equity – closed end	-	-	-	153	-
Home Equity – open end	-	-	-	274	-
Commercial & Industrial – Non-Real Estate	-	-	-	56	-
Consumer	-	-	-	135	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Impaired loans with a valuation allowance
Construction/Land Development	10,466	10,466	1,363	7,875	217
Farmland	-	-	-	-	-
Residential Real Estate	901	901	146	1,089	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,585	1,585	253	1,092	4
Home Equity – closed end	415	415	29	319	9
Home Equity – open end	250	250	78	193	19
Commercial & Industrial – Non-Real Estate	707	707	277	1,005	-
Consumer	2	2	-	13	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$22,091	$22,091	$2,146	$16,727	$665

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.    Allowance for Loan Losses

A summary of the allowance for loan losses follows:

June 30, 2013 (in thousands)	Beginning Balance	Charge-offs		Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771		$863	$12	$1,142	$3,062	$1,781	$1,281
Farmland	(2)		-	-	-	(2)	-	(2)
Residential Real Estate	924		110	-	69	883	120	763
Multi-Family	(37)		-	-	-	(37)	-	(37)
Commercial Real Estate	1,113		201	8	176	1,096	189	907
Home Equity – closed end	360		24	-	(15)	320	105	215
Home Equity – open end	659		68	5	(43)	552	-	552
Commercial & Industrial – Non-Real Estate	2,113		742	26	448	1,844	-	1,844
Consumer	51		111	7	102	51	-	51
Dealer Finance	72		-	-	135	207	-	207
Credit Cards	130		37	9	11	114	-	114
Unallocated	-		-	-	-	-	-	-
Total	$8,154	$	,156	$67	$2,025	$8,090	$2,195	$5,895

December 31, 2012 (in thousands)	Beginning Balance	Charge-offs		Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,071	$	,481	$192	$1,989	$2,771	$1,363	$1,408
Farmland	145		-	3	(150)	(2)	-	(2)
Residential Real Estate	625		482	-	781	924	146	778
Multi-Family	92		-	-	(129)	(37)	-	(37)
Commercial Real Estate	2,285		424	48	(796)	1,113	164	949
Home Equity – closed end	91		69	-	338	360	117	243
Home Equity – open end	867		-	-	(208)	659	79	580
Commercial & Industrial – Non-Real Estate	457		776	62	2,370	2,113	277	1,836
Consumer	128		44	27	(60)	51	-	51
Dealer Finance	-		-	-	72	72	-	72
Credit Cards	176		71	32	(7)	130	-	130
Unallocated	-		-	-	-	-	-	-
Total	$6,937		$3,347	$364	$4,200	$8,154	$2,146	$6,008

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

June 30, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$69,528	$17,967	$51,561
Farmland	11,881	1,481	10,400
Residential Real Estate	146,155	1,664	144,491
Multi-Family	9,799	-	9,799
Commercial Real Estate	122,723	1,580	121,143
Home Equity – closed end	10,418	883	9,535
Home Equity –open end	48,943	-	48,943
Commercial & Industrial – Non-Real Estate	25,451	26	25,425
Consumer	11,073	-	11,073
Dealer Finance	12,352	-	12,352
Credit Cards	2,529	-	2,529

Total	$470,852	$23,601	$447,251

December 31, 2012	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,251	$16,206	$55,045
Farmland	12,259	1,481	10,778
Residential Real Estate	144,066	901	143,165
Multi-Family	9,357	-	9,357
Commercial Real Estate	123,819	2,128	121,691
Home Equity – closed end	10,984	415	10,569
Home Equity –open end	49,762	250	49,512
Commercial & Industrial – Non-Real Estate	25,110	708	24,402
Consumer	12,698	2	12,696
Dealer Finance	3,725		3,725
Credit Cards	2,788	-	2,788

Total	$465,819	$22,091	$443,728

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2013

June 30, 2013	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable

Construction/Land Development	$2,625	$107	$-	$10,266	$12,998	$56,530	$69,528
Farmland	176	-	-	-	176	11,705	11,881
Residential Real Estate	3,510	1,209	-	760	5,479	140,676	146,155
Multi-Family	-	-	-	-	-	9,799	9,799
Commercial Real Estate	3,458	179	-	1,884	5,521	117,202	122,723
Home Equity – closed end	195	4	-	321	520	9,898	10,418
Home Equity – open end	280	106	-	150	536	48,407	48,943
Commercial & Industrial – Non- Real Estate	120	22	-	471	613	24,838	25,451
Consumer	1,154	27	2	34	1,217	9,856	11,073
Dealer Finance	-	-	-	-	-	12,352	12,352
Credit Cards	23	3	-	-	26	2,503	2,529

Total	$11,541	$1,657	$2	$13,886	$27,086	$443,766	$470,852

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2012

December 31, 2012	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable

Construction/Land Development	$1,173	$598	$-	$7,974	$9,745	$61,506	$71,251
Farmland	1,524	-	-	-	1,524	10,735	12,259
Residential Real Estate	5,032	1,743	-	1,637	8,412	135,654	144,066
Multi-Family	-	-	-	-	-	9,357	9,357
Commercial Real Estate	3,238	124	-	1,823	5,185	118,634	123,819
Home Equity – closed end	199	163	-	196	558	10,426	10,984
Home Equity – open end	370	130	-	544	1,044	48,718	49,762
Commercial & Industrial – Non- Real Estate	635	5	-	1,091	1,731	23,379	25,110
Consumer	62	66	-	121	249	12,449	12,698
Dealer Finance	-	-	-	-	-	3,725	3,725
Credit Cards	10	13	-	-	23	2,765	2,788
Total	$12,243	$2,842	$-	$13,386	$28,471	$437,348	$465,819

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

CREDIT QUALITY INDICATORS (in thousands)
AS OF JUNE 30, 2013
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total

Construction/Land Development	$-	$350	$3,105	$20,948	$12,714	$7,207	$25,204	$-	$69,528
Farmland	69	-	1,372	4,121	4,413	326	1,580	-	11,881
Residential Real Estate	-	328	69,592	47,281	17,042	5,832	6,080	-	146,155
Multi-Family	-	597	4,307	430	4,465	-	-	-	9,799
Commercial Real Estate	-	2,016	19,414	57,046	27,180	10,463	6,604	-	122,723
Home Equity – closed end	12	-	5,021	2,878	1,458	357	692	-	10,418
Home Equity – open end	-	1,458	15,069	26,799	4,373	658	586	-	48,943
Commercial & Industrial (Non-Real Estate)	259	82	3,610	16,630	3,386	931	553	-	25,451
Total	$340	$4,831	$121,490	$176,133	$75,031	$25,774	$41,299	$-	$444,898

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,529	$23,423
Non performing	-	2
Total	$2,529	$23,425

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2012
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$831	$4,400	$16,616	$15,783	$9,013	$24,608	$-	$71,251
Farmland	70	-	1,544	4,327	4,214	524	1,580	-	12,259
Residential Real Estate	-	448	36,342	69,670	22,413	6,472	8,721	-	144,066
Multi-Family	-	632	2,185	1,815	4,725	-	-	-	9,357
Commercial Real Estate	-	2,033	18,663	56,624	28,650	4,910	12,939	-	123,819
Home Equity – closed end	-	-	2,280	6,198	1,268	530	708	-	10,984
Home Equity – open end	-	1,460	15,294	26,595	4,735	694	869	115	49,762
Commercial & Industrial (Non-Real Estate)	-	87	3,505	15,448	3,621	531	1,918	-	25,110
Total	$70	$5,491	$84,213	$197,293	$85,409	$22,674	$51,343	$115	$446,608

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,788	$16,404
Non performing	-	19
Total	$2,788	$16,423

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank contributed $750,000 to the plan in the first quarter of 2013 and does not anticipate additional contributions for the 2013 plan year. The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2013 and 2012.

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Service cost	$299,966	$259,318	$149,983	$129,659
Interest cost	175,156	163,962	87,578	81,981
Expected return on plan assets	(318,040)	(270,034)	(159,020)	(135,017)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(7,618)	(7,618)	(3,809)	(3,809)
Amortization of net (gain) or loss	101,592	86,610	50,796	43,305
Net periodic pension cost	$251,056	$232,238	$125,528	$116,119

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,013	$-	$7,013	$-
Mortgage-backed obligations of federal agencies	1,338	-	1,338	-
Investment securities available for sale	$8,351	$-	$8,351	$-

Total assets at fair value	$8,351	$-	$8,351	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$26	$-	$26	$-

December 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,031	$-	$7,031	$-
Mortgage-backed obligations of federal agencies	1,647	-	1,647	-
Investment securities available for sale	8,678	-	8,678	-

Total assets at fair value	$8,678	$-	$8,678	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

June 30, 2013	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$16,741	$-	$16,741	$-
Other Real Estate Owned	2,829	-	-	2,829
		-	-
Construction/Land Development	11,438	-	-	11,438
Farmland	-	-	-	-
Residential Real Estate	816	-	-	816
Multi-Family	-	-	-	-
Commercial Real Estate	863	-	-	863
Home Equity – closed end	467	-	-	467
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	13,584	-	-	13,584

Total assets at fair value	$33,133	$-	$16,741	$16,392

Total liabilities at fair value	$-	$-	$-	$-

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis. The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

December 31, 2012	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$7,207	$-	$7,207	$-
Other Real Estate Owned	2,884	-	-	2,884
		-	-
Construction/Land Development	9,100	-	-	9,100
Farmland	-	-	-	-
Residential Real Estate	756	-	-	756
Multi-Family	-	-	-	-
Commercial Real Estate	1,422	-	-	1,422
Home Equity – closed end	298	-	-	298
Home Equity – open end	171	-	-	171
Commercial & Industrial – Non-Real Estate	431	-	-	431
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	2,180	-	-	12,180

Total assets at fair value	$2,271	$-	$77,207	$15,064

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 7.    Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	June 30, 2013		December 31, 2012
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	$497,659	$470,852	$488,164	$465,819

Financial Liabilities
Time deposits	$199,283	$197,283	$203,539	$201,518
Long-term debt	$28,705	$26,857	$39,551	$37,714

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 8.    Troubled Debt Restructuring

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

During the six months and quarter ended, June 30, 2013, there were no loan modifications that were considered to be troubled debt restructurings. There were also no troubled debt restructurings from the previous twelve months that went into default in the six months and quarter ended June 30, 2013. A restructured loan is considered in default when it becomes 90 days past due.

During the six months and quarter ended, June 30, 2012, the Bank modified 2 real estate loans that were considered to be troubled debt restructurings. The pre-modification and post-modification outstanding recorded investment of those loans was $492,000. There were no troubled debt restucturings from the preceeding twelve months that went into default in the six months and quarter ended June 30,2012.

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

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. For further discussion refer to page 32 in the Management Discussion and Analysis.

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

Overview

Net income for the six months ended June 30, 2013 was $2,349,000 or $.94 per share, compared to $2,275,000 or $.91 in the same period in 2012, an increase of 3.25%. During the six months ended June 30, 2013, noninterest income, exclusive of securities transactions, increased 18.11% and noninterest expense increased 9.19% during the same period. Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2013	2012

Net Income from Bank Operations	$2,347	$2,264
Income or (loss) from Parent Company Activities	2	11
Net Income for the six months ended June 30	$2,349	$2,275

F & M BANK CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Core operating earnings, (exclusive of securities transactions, non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $2,282,000 in 2013 and $2,193,000 in 2012, an increase of 4.06%. Income from core operations increased in 2013 primarily due to increased net interest income. A reconciliation of core earnings follows:

In thousands	2013	2012

Net Income	$2,349	$2,275
Non-recurring Tax Items	(67)	(82)
Non-recurring Securities Transactions, net of tax	-	-
Core Earnings for the six months ended June 30	$2,282	$2,193

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2013 year to date tax equivalent net interest income increased $711,000 or 7.15% compared to the same period in 2012. The yield on earning assets decreased .14%, while the cost of funds decreased .36% compared to the same period in 2012.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.03%, an increase of .19% when compared to the same period in 2012. A schedule of the net interest margin for the six month and three month periods ended June 30, 2013 and 2012 can be found in Table I on page 36.

The Interest Sensitivity Analysis contained in Table II on page 37 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 49.94% of rate sensitive assets and 39.87% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates. Liquid assets have been used to pay off maturing long term FHLB borrowings which has resulted in the increase in the positive GAP position in the one year time period.

Noninterest income, exclusive of securities transactions, increased $312,000 or 18.11% for the six month period ended June 30, 2013. The increase is due to Insurance and Other Commissions income from the mortgage and investment subsidiaries, income derived from Bank Owned Life Insurance and the tax benefit of Low Income Housing credits.

Noninterest expense increased $603,000 for the six month period ended June 30, 2013 as compared to 2012. Salary and benefits expense increased $446,000 (11.58%) through June 2013. This increase is resulted primarily from lending personnel hired to staff the new loan production offices, as well as normal salary increases, health insurance and retirement plan expenses.  Exclusive of personnel expenses, other noninterest expenses increased at a rate of 5.79% for the first six months of 2013 as compared to 2012. The primary reasons for the increase in these expenses relates to increases in the audit and exam expenses, legal and professional expenses, and data processing expenses. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (March 31, 2013) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.49% and 3.10% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

As of June 30, 2013, the cost of securities available for sale exceeded their market value by $56,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There is $2,006,000 of securities scheduled to mature in 2013.

In reviewing investments as of June 30, 2103, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

F & M BANK CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans Held for Investment at $470,852,000 has increased $5 million compared to December 31, 2012. The dealer finance portfolio increased $8.6 million and real estate loans increased $2.1 million. These increases were offset by decreases in the majority of the other loan categories.

Loans Held for Sale totaled $16,741,000 at June 30, 2013, a decrease of $60.5 million compared to December 31, 2012. Secondary Market loan originations are typically subject to seasonal declines. This seasonal drop in volume was compounded by a modest increase in interest rates, which resulted in a reduction in mortgage refinancing for the period. The funds resulting from this decrease allowed the Company to repay FHLB short term borrowings and led to increased liquidity in the first six months of 2013.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $13,888,000 at June 30, 2013 compared to $13,386,000 at December 31, 2012. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2013, the Company holds $2,829,000 of real estate which was acquired through foreclosure. This is decrease of $55,000 compared to December 31, 2012.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2013	December 31, 2012

Nonaccrual Loans
Real Estate	$11,026	$9,611
Commercial	2,355	2,914
Home Equity	471	740
Other	34	121
	13,886	13,386

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	-
Commercial	-	-
Home Equity	-	-
Other	2	-
	2	-

Total Nonperforming loans	$13,888	$13,386

Nonperforming loans as a percentage of loans held for investment	2.95%	2.87%

Net Charge Offs to total loans held for investment	.44%	.64%

Allowance for loan and lease losses to nonperforming loans	58.25%	60.91%

F & M BANK CORP.

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

The allowance for loan losses of $8,090,000 at June 30, 2013 is equal to 1.72% of loans held for investment. This compares to an allowance of $8,154,000 (1.75%) at December 31, 2012. Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $2,025,000 in the first six months of 2013. Net charge-offs year to date totaled $2,089,000.

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

F & M BANK CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $1,524,000 since December 31, 2012. Time deposits decreased $4,235,000 during this period while demand deposits and savings deposits increased $5,759,000. The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year. The Bank also participates in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $5.6 million in CDARS funding, which is a decrease of $2.1 million over December 31, 2012.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of June 30, 2013 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,013,000.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Scheduled repayments totaled $10,856,000 through June 30, 2013. There were no additional borrowings through June 30, 2013.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note. As of June 30, 2013 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2013, the Company's total risk based capital and leverage ratios were 14.84% and 9.02%, respectively, increasing over year end from 13.98% and 8.29%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 14.86% and 9.09%, respectively, increasing over year end from 14.10% and 8.36%, respectively . For both the Company and the Bank these ratios are in excess of regulatory minimums.

F & M BANK CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. Liquidity increased significantly in the first six months as repayments of Loans Held for Sale were used to increase Federal Funds Sold and to repay FHLB debt. The decrease in Loans Held for Sale is a result of seasonal fluctuations in mortgage lending and an uptick in mortgage rates. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains lines of credit with its primary and secondary correspondent financial institutions. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of June 30, 2013, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.45% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 37.

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

F & M BANK CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

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

TABLE I

F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012			June 30, 2013			June 30, 2012
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$464,336	$12,491	5.42%	$452,804	$12,530	5.53%	$469,805	$6,253	5.34%	$453,202	$6,249	5.52%
Loans held for sale	36,405	543	3.01%	32,805	596	3.63%	28,379	213	3.01%	26,842	216	3.22%
Federal funds sold	17,838	19	.21%	17,548	19	.22%	15,557	9	.23%	22,674	12	.21%
Interest bearing deposits	1,317	2	.31%	1,686	3	.36%	954	-	-	1,305	1	.31%
Investments
Taxable 3	12,364	101	1.65%	13,362	109	1.63%	12,266	58	1.89%	13,543	64	1.89%
Partially taxable	107	-	-	108	1	1.85%	107	-	-	108	0	-
Total earning assets	$532,367	$13,156	4.98%	$518,313	$13,258	5.12%	$527,068	$6,533	4.97%	$517,674	$6,542	5.06%
Interest Expense
Demand deposits	121,196	410	.68%	122,640	663	1.08%	119,244	221	.74%	120,076	317	1.06%
Savings	51,024	62	.25%	43,513	102	.47%	52,094	12	.09%	45,218	52	.46%
Time deposits	200,849	1,229	1.22%	204,717	1,515	1.48%	197,303	595	1.21%	203,228	740	1.46%
Short-term debt	8,987	19	.43%	5,440	11	.40%	4,349	2	.18%	4,452	5	.45%
Long-term debt	41,556	786	3.81%	51,900	1,021	3.96%	40,197	398	3.97%	51,552	509	3.95%
Total interest bearing liabilities	$423,612	$2,506	1.19%	$428,210	$3,319	1.55%	$413,187	$1,228	1.19%	$424,526	$1,623	1.53%

Tax equivalent net interest income 1		$10,650			$9,939			$5,305			$4,919

Net interest margin			4.03%			3.84%			4.04%			3.80%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2013
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$33,294	$29,908	$88,741	$13,855	$-	$165,798
Installment	4,983	1,057	13,597	3,789	-	23,426
Real estate loans for investments	95,747	50,869	117,309	15,174	-	279,099
Loans held for sale	16,741	-	-	-	-	16,741
Credit cards	2,529	-	-	-	-	2,529
Federal funds sold	20,400	-	-	-	-	20,400
Interest bearing bank deposits	337	248	-	-	-	585
Investment securities	-	2,113	5,007	1,338	-	8,458
Total	$174.031	$84,195	$224,654	$34,156	$-	$517,036

Sources of funds
Interest bearing demand deposits	$-	$30,670	$68,342	$18,836	$-	$117,848
Savings deposits	-	10,642	31,928	10,643	-	53,213
Certificates of deposit $100,000 and over	6,556	24,272	37,496	-	-	68,324
Other certificates of deposit	22,878	45,451	60,630	-	-	128,959
Short-term borrowings	3,013	-	-	-	-	3,013
Long-term borrowings	14,178	5,179	11,138	6,553	-	37,048
Total	$46,625	$116,214	$209,534	$36,032	$-	$408,405

Discrete Gap	$127,406	$(32,019)	$15,120	$(1,876)	$-	$108,631

Cumulative Gap	$127,406	$95,387	$110,507	$108,631	$108,631

Ratio of Cumulative Gap to Total Earning Assets	24.64%	18.45%	21.37%	21.01%	21.01%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2013. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

F & M BANK CORP.

August 12, 2013	By:	/s/ Dean W. Withers
Dean W. Withers President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer Senior Vice President and Chief Financial Officer