Form 10-Q
period 2013-09-30
F&M BANK CORP
filed 2013-11-13
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, par value - $5	2,510,267 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
Interest income	2013	2012
Interest and fees on loans held for investment	$6,320	$6,454
Interest and fees on loans held for sale	80	531
Interest on federal funds sold	17	3
Interest on interest bearing deposits	2	1
Interest on debt securities	39	37
Total interest income	6,458	7,026

Interest expense
Interest on demand deposits	198	290
Interest on savings accounts	29	47
Interest on time deposits over $100,000	197	225
Interest on other time deposits	378	502
Total interest on deposits	802	1,064
Interest on short-term debt	3	15
Interest on long-term debt	389	494
Total interest expense	1,194	1,573

Net interest income	5,264	5,453

Provision for loan losses	1,000	900
Net interest income after provision for loan losses	4,264	4,553

Noninterest income
Service charges	307	290
Insurance and other commissions	235	236
Other	387	360
Income on bank owned life insurance	128	146
Total noninterest income	1,057	1,032

Noninterest expense
Salaries	1,670	1,448
Employee benefits	521	496
Occupancy expense	148	149
Equipment expense	134	131
FDIC insurance assessment	180	174
Other	1,009	1,066
Total noninterest expense	3,662	3,464

Income before income taxes	1,659	2,121
Income tax expense	445	702
Consolidated net income	1,214	1,419
Net income - Noncontrolling interest	(31)	(37)
Net Income – F & M Bank Corp	$1,183	$1,382

Per share data
Net income (basic and dilutive)	$.47	$.56
Cash dividends	$.17	.16
Weighted average shares outstanding	2,503,509	2,497,142

See notes to unaudited consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
Interest income	2013	2012
Interest and fees on loans held for investment	$18,763	$18,941
Interest and fees on loans held for sale	623	1,127
Interest on federal funds sold	36	22
Interest on interest bearing deposits	4	4
Interest on debt securities	140	147
Total interest income	19,566	20,241

Interest expense
Interest on demand deposits	608	954
Interest on savings accounts	91	149
Interest on time deposits over $100,000	601	683
Interest on other time deposits	1,203	1,559
Total interest on deposits	2,503	3,345
Interest on short-term debt	22	26
Interest on long-term debt	1,175	1,521
Total interest expense	3,700	4,892

Net interest income	15,866	15,349

Provision for loan losses	3,025	2,700
Net interest income after provision for loan losses	12,841	12,649

Noninterest income
Service charges	845	865
Insurance and other commissions	704	585
Other	1,163	970
Income on bank owned life insurance	380	335
Total noninterest income	3,092	2,755

Noninterest expense
Salaries	4,858	4,326
Employee benefits	1,631	1,470
Occupancy expense	468	418
Equipment expense	404	417
FDIC insurance assessment	546	536
Other	2,923	2,862
Total noninterest expense	10,830	10,029

Income before income taxes	5,103	5,375
Income tax expense	1,465	1,630
Consolidated net income	3,638	3,745
Net income - Noncontrolling interest	(106)	(88)
Net Income – F & M Bank Corp	$3,532	$3,657

Per share data
Net income (basic and dilutive)	$1.41	1.47
Cash dividends	$.51	.48
Weighted average shares outstanding	2,501,990	2,495,461

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income:
Net Income – F & M Bank Corp	$3,532	$3,657	$1,183	$1,382
Net Income attributable to noncontrolling interest	106	88	31	37
	3,638	3,745	1,214	1,419

Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities	(60)	39	52	22
Reclassification adjustment for (gains) losses realized in income	-	-	-	-
Net unrealized gains (losses)	(60)	39	52	22
Tax effect	(20)	13	18	7
Unrealized holding gain (loss), net of tax	(40)	26	34	15
Total other comprehensive income (loss)	(40)	26	34	15

Comprehensive income	$3,598	$3,771	$1,248	$1,434

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,964	$7,961
Money market funds	773	1,036
Federal funds sold	24,464	-
Cash and cash equivalents	32,201	8,997
Interest bearing deposits in banks	248	248
Securities:
Held to maturity – fair value of $107 in 2013 and 2012	107	107
Available for sale	8,305	8,678
Other investments	8,491	10,022
Loans held for sale	2,777	77,207
Loans held for investment	479,212	465,819
Less allowance for loan losses	(8,339)	(8,154)
Net loans held for investment	470,873	457,665

Other real estate owned	2,369	2,884
Bank premises and equipment, net	6,377	6,445
Interest receivable	1,515	1,702
Goodwill	2,670	2,670
Bank owned life insurance	12,005	11,662
Other assets	8,212	8,617
Total assets	$556,150	$596,904

Liabilities
Deposits:
Noninterest bearing	$91,060	$84,749
Interest bearing:
Demand	95,054	95,368
Money market accounts	24,033	24,559
Savings	54,831	47,602
Time deposits over $100,000	69,408	68,585
All other time deposits	127,382	132,933
Total deposits	461,768	453,796

Short-term debt	3,480	34,597
Accrued liabilities	12,297	11,222
Subordinated debt	10,191	10,191
Long-term debt	16,678	37,714
Total liabilities	504,414	547,520

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
2,504,207 and 2,497,988 shares issued and outstanding
in 2013 and 2012, respectively	12,521	12,498
Retained earnings	41,240	38,927
Noncontrolling interest	417	362
Accumulated other comprehensive loss	(2,442)	(2,403)
Total stockholders’ equity	51,736	49,384
Total liabilities and stockholders’ equity	$556,150	$596,904

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$3,532	$3,657
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	433	453
Amortization of security premiums, net	28	63
Net decrease (increase) in loans held for sale	74,430	(10,874)
Provision for loan losses	3,025	2,700
(Increase) decrease in interest receivable	188	98
(Increase) decrease in other assets	702	1,798
Decrease (increase) in accrued expenses	888	(1,928)
Amortization of limited partnership investments	438	394
Income from bank owned life insurance investment	(380)	(335)
Other real estate owned valuation adjustments	-	295
(Gain) loss on other real estate owned	(4)	(66)
Net adjustments	79,748	(7,402)
Net cash provided by (used in) operating activities	83,280	(3,745)

Cash flows from investing activities
Purchase of investments available for sale	(7,067)	(16,196)
Proceeds from maturity of investments available for sale	8,446	17,989
Net increase in loans held for investment	(16,239)	(9,054)
Proceeds from the sale of other real estate owned	525	1,941
Purchase of property and equipment	(365)	(527)
Net decrease in interest bearing bank deposits	-	677
Purchase of bank owned life insurance	-	(4,064)
Net cash used in investing activities	(14,700)	(9,234)

Cash flows from financing activities
Net change in demand and savings deposits	12,700	11,162
Net change in time deposits	(4,728)	(1,652)
Net change in short-term debt	(31,117)	17,152
Cash dividends paid	(1,277)	(1,198)
Proceeds from issuance of common stock	82	82
Repayment of long-term debt	(21,036)	(8,964)
Net cash used in financing activities	(45,376)	16,582

Net increase in cash and cash equivalents	23,204	3,603
Cash and cash equivalents, beginning of period	8,997	8,994
Cash and cash equivalents, end of period	$32,201	$12,597
Supplemental disclosure
Cash paid for:
Interest expense	$2,600	$4,727
Income taxes	800	1,200
Transfers from loans to other real estate owned	416	2,058
Other real estate owned sold and financed	409

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Balance, beginning of period	$49,384	$46,180

Comprehensive income
Net income – F & M Bank Corp	3,532	3,657
Net income attributable to noncontrolling interest	106	88
Net change in unrealized appreciation on securities available for sale, net of taxes	(40)	26
Total comprehensive income	3,598	3,771

Minority Interest Contributed Capital (Distributions)	(51)	-
Issuance of common stock	82	82
Dividends declared	(1,277)	(1,198)
Balance, end of period	$51,736	$48,835

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 1.                   Accounting Principles

The unaudited consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013 and the results of operations for the quarters and nine-month periods ended September 30, 2013 and 2012.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2012 annual report to stockholders of F & M Bank Corp.

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

Note 2.                  Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at September 30, 2013 and December 31, 2012 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at September 30, 2013 and December 31, 2012 are as follows:

	2013		2012
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$107	$107	$107	$107
Total	$107	$107	$107	$107

	September 30, 2013
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,064	$11	$13	$7,062
Mortgage-backed securities	1,244	-	1	1,243
Total	$8,308	$11	$14	$8,305

	December 31, 2012
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$7,012	$19	$-	$7,031
Mortgage-backed securities	1,609	38	-	1,647
Total	$8,621	$57	$-	$8,678

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2013, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$107	$107	$2,000	$2,000
Due after one year through five years	-	-	6,308	6,305
Due after five years	-	-	-	-
Total	$107	$107	$8,308	$8,305

There were no gains and losses on sales of debt and equity securities in the nine months of 2013 or 2012.

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

●	Declines determined to be other than temporary are charged to operations; there were no OTTI charges in the first nine months of 2013 or 2012.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2013
Government sponsored enterprises	$3,230	$(13)	$-	$-	$3,230		$(13)
Mortgage-back Securities	1,243	(1)	-	-	1,243		(1)
Total	$4,473	$(14)	$-	$-	$4,473	$	(14)

December 31, 2012
Government sponsored enterprises	$2,000	$(.5)	$-	$-	$2,000		$(.5)
Total	$2,000	$(.5)	$-	$-	$2,000		$(.5)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2012.  This decrease is due to FHLB stock repurchases and amortization of low income housing projects during the 2013.

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 3.                 Loans Held for Investment

Loans outstanding at September 30, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Construction/Land Development	$68,803	$71,251
Farmland	13,063	12,259
Residential Real Estate	152,024	144,066
Multi-Family	10,385	9,357
Commercial Real Estate	118,987	123,819
Home Equity – closed end	10,684	10,984
Home Equity – open end	48,875	49,762
Commercial & Industrial – Non-Real Estate	24,529	25,110
Consumer	12,561	12,698
Credit cards	2,493	2,788
Dealer Finance	16,808	3,725
Total	$479,212	$465,819

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
September 30, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$6,974	$6,974	$-	$4,938	$190
Farmland	1,474	1,474	-	1,183	54
Residential Real Estate	1,145	1,145	-	1,149	32
Multi-Family	-	-	-	-	-
Commercial Real Estate	620	620	-	472	13
Home Equity – closed end	490	490	-	254	19
Home Equity – open end	100	100	-	65	3
Commercial & Industrial – Non-Real Estate	34	34	-	39	-
Consumer	2	2	-	40	1
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
Impaired loans with a valuation allowance
Construction/Land Development	8,412	8,412	1,545	11,339	83
Farmland	-	-	-	-	-
Residential Real Estate	487	487	93	1,004	22
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,038	1,038	293	978	-
Home Equity – closed end	350	350	91	469	-
Home Equity – open end	-	-	-	73	-
Commercial & Industrial – Non-Real Estate	-	-	-	356	1
Consumer	-	-	-	3	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$21,126	$21,126	$2,022	$22,362	$418

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,743	$5,743	$-	$1,493	$279
Farmland	1,481	1,481	-	301	76
Residential Real Estate	-	-	-	2,561	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	541	541	-	168	23
Home Equity – closed end	-	-	-	153	-
Home Equity – open end	-	-	-	274	-
Commercial & Industrial – Non-Real Estate	-	-	-	56	-
Consumer	-	-	-	135	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Impaired loans with a valuation allowance
Construction/Land Development	10,466	10,466	1,363	7,875	217
Farmland	-	-	-	-	-
Residential Real Estate	901	901	146	1,089	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,585	1,585	164	1,092	4
Home Equity – closed end	415	415	117	319	9
Home Equity – open end	250	250	9	193	19
Commercial & Industrial – Non-Real Estate	707	707	277	1,005	-
Consumer	2	2	-	13	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-

Total impaired loans	$22,091	$22,091	$2,146	$16,727	$665

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of the allowance for loan losses follows:

September 30, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$1,679	$40	$1,815	$2,947	$1,545	$1,402
Farmland	(2)	-	-	-	(2)	-	(2)
Residential Real Estate	924	110	-	116	930	93	837
Multi-Family	(37)	-	-	(5)	(42)	-	(42)
Commercial Real Estate	1,113	201	32	279	1,223	293	930
Home Equity – closed end	360	24	-	(11)	325	91	234
Home Equity – open end	659	68	29	(36)	584	-	584
Commercial & Industrial – Non-Real Estate	2,113	790	117	438	1,878	-	1,878
Consumer	51	116	11	107	53	-	53
Dealer Finance	72	10	-	263	325	-	325
Credit Cards	130	84	13	59	118	-	118
Unallocated	-	-	-	-	-	-	-
Total	$8,154	$3,082	$242	$3,025	$8,339	$2,022	$6,317

December 31, 2012 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,071	$1,481	$192	$1,989	$2,771	$1,363	$1,408
Farmland	145	-	3	(150)	(2)	-	(2)
Residential Real Estate	625	482	-	781	924	146	778
Multi-Family	92	-	-	(129)	(37)	-	(37)
Commercial Real Estate	2,285	424	48	(796)	1,113	164	949
Home Equity – closed end	91	69	-	338	360	117	243
Home Equity – open end	867	-	-	(208)	659	79	580
Commercial & Industrial – Non-Real Estate	457	776	62	2,370	2,113	277	1,836
Consumer	128	44	27	(60)	51	-	51
Dealer Finance	-	-	-	72	72	-	72
Credit Cards	176	71	32	(7)	130	-	130
Unallocated	-	-	-	-	-	-	-
Total	$6,937	$3,347	$364	$4,200	$8,154	$2,146	$6,008

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

September 30, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$68,803	$8,412	$60,391
Farmland	13,063	-	13,063
Residential Real Estate	152,024	487	151,537
Multi-Family	10,385	-	10,385
Commercial Real Estate	118,987	1,038	117,949
Home Equity – closed end	10,684	350	10,334
Home Equity –open end	48,875	-	48,875
Commercial & Industrial – Non-Real Estate	24,529	-	24,529
Consumer	12,561	-	12,561
Dealer Finance	16,808	-	16,808
Credit Cards	2,493	-	2,493
	$479,212	$10,287	$468,925
Total

December 31, 2012	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,251	$16,206	$55,045
Farmland	12,259	1,481	10,778
Residential Real Estate	144,066	901	143,165
Multi-Family	9,357	-	9,357
Commercial Real Estate	123,819	2,128	121,691
Home Equity – closed end	10,984	415	10,569
Home Equity –open end	49,762	250	49,512
Commercial & Industrial – Non-Real Estate	25,110	708	24,402
Consumer	12,698	2	12,696
Dealer Finance	3,725		3,725
Credit Cards	2,788	-	2,788
	$465,819	$22,091	$443,728
Total

Aging of Past Due Loans Receivable (in thousands) as of September 30, 2013

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
September 30, 2013
Construction/Land Development	$2,639	$78	$-	$8,940	$11,657	$57,146	$68,803
Farmland	-	170	-	-	170	12,893	13,063
Residential Real Estate	7,100	1,292	-	650	9,042	142,982	152,024
Multi-Family	-	-	-	-	-	10,385	10,385
Commercial Real Estate	1,013	-	-	1,863	2,876	116,111	118,987
Home Equity – closed end	-	-	10	229	239	10,445	10,684
Home Equity – open end	183	119	-	205	507	48,368	48,875
Commercial & Industrial – Non- Real Estate	6	34	-	409	449	24,080	24,529
Consumer	1,168	17	10	20	1,215	11,346	12,561
Dealer Finance	117	31	-	-	148	16,660	16,808
Credit Cards	17	26	2	-	45	2,448	2,493
Total	$12,243	$1,767	$22	$12,316	$26,348	$452,864	$479,212

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

CREDIT QUALITY INDICATORS (in thousands)
AS OF SEPTEMBER 30, 2013
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$816	$2,879	$23,113	$12,094	$7,837	$22,064	$-	$68,803
Farmland	69	-	1,509	4,907	4,511	494	1,573	-	13,063
Residential Real Estate	-	501	69,358	48,844	18,196	8,508	6,617	-	152,024
Multi-Family	-	686	4,495	772	4,432	-	-	-	10,385
Commercial Real Estate	-	1,656	18,176	57,521	26,768	9,343	5,523	-	118,987
Home Equity – closed end	12	-	4,813	3,110	1,705	300	744	-	10,684
Home Equity – open end	-	1,463	14,604	27,179	4,609	397	623	-	48,875
Commercial & Industrial (Non-Real Estate)	432	40	3,821	15,738	3,458	529	511	-	24,529
Total	$513	$5,162	$119,655	$181,184	$75,773	$27,408	$37,655	$-	$447,350

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,491	$29,359
Non performing	2	10
Total	$2,493	$29,369

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

Grade 4 – Acceptable Risk:  Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must be covered through additional long term debt.  Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.

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

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2013 and does not anticipate additional contributions for the 2013 plan year.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2013 and 2012.

	Nine Months Ended		Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Service cost	$449,949	$388,977	$149,983	$129,659
Interest cost	262,734	245,943	87,578	81,981
Expected return on plan assets	(477,060)	(405,051)	(159,020)	(135,017)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(11,427)	(11,427)	(3,809)	(3,809)
Amortization of net (gain) or loss	152,388	129,915	50,796	43,305
Net periodic pension cost	$376,584	$348,357	$125,528	$116,119

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

 Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,062	$-	$7,062	$-
Mortgage-backed obligations of federal agencies	1,243	-	1,243	-
Investment securities available for sale	$8,305	$-	8,305	$-

Total assets at fair value	$8,305	$-	$8,305	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$28	$-	$28	$-

December 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,031	$-	$7,031	$-
Mortgage-backed obligations of federal agencies	1,647	-	1,647	-
Investment securities available for sale	8,678	-	8,678	-

Total assets at fair value	$8,678	$-	$8,678	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements
Note 6.                 Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

September 30, 2013	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$2,777	$-	$2,777	$-
Other Real Estate Owned	2,369	-	-	2,369
		-	-
Construction/Land Development	6,867	-	-	6,867
Farmland	-	-	-	-
Residential Real Estate	394	-	-	394
Multi-Family	-	-	-	-
Commercial Real Estate	745	-	-	745
Home Equity – closed end	259	-	-	259
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	8,265	-	-	8,265

Total assets at fair value	$13,411	$-	$2,777	$10,634

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3
Loans Held for Sale	$77,207	$-	$77,207	$-
Other Real Estate Owned	2,884	-	-	2,884
		-	-
Construction/Land Development	9,100	-	-	9,100
Farmland	-	-	-	-
Residential Real Estate	756	-	-	756
Multi-Family	-	-	-	-
Commercial Real Estate	1,422	-	-	1,422
Home Equity – closed end	298	-	-	298
Home Equity – open end	171	-	-	171
Commercial & Industrial – Non-Real Estate	431	-	-	431
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	12,180	-	-	12,180

Total assets at fair value	$92,271	$-	$77,207	$15,064

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to Unaudited Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	September 30, 2013		December 31, 2012
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	$510,244	$479,212	$488,164	$465,819

Financial Liabilities
Time deposits	$198,678	$196,790	$203,539	$201,518
Long-term debt	$17,996	$16,679	$39,551	$37,714

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

    During the nine months and quarter ended, September 30, 2013, there was one real estate loan modification that was considered to be troubled debt restructuring.   The pre-modification and post-modification outstanding recorded investment of those loans was $50,000.  There were also no troubled debt restructurings from the previous twelve months that went into default in the nine months and quarter ended September 30, 2013.  A restructured loan is considered in default when it becomes 90 days past due.

    During the nine months and quarter ended, September 30, 2012, the Bank modified 2 real estate loans that were considered to be troubled debt restructurings.  The pre-modification and post-modification outstanding recorded investment of those loans was $492,000.  There were no troubled debt restructurings from the preceding twelve months that went into default in the nine months and quarter ended September 30, 2012.

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

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Overview

Net income for the nine months ended September 30, 2013 was $3,532,000 or $1.41 per share, compared to $3,657,000 or $1.47 in the same period in 2012, a decrease of 3.42%. During the nine months ended September 30, 2013, noninterest income increased 12.22% and noninterest expense increased 7.99% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2013	2012

Net Income from Bank Operations	$3,442	$3,774
Income or (loss) from Parent Company Activities	90	(117)
Net Income for the nine months ended September 30	$3,532	$3,657

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Core operating earnings, (exclusive of  non-recurring tax adjustments and non-recurring historic rehabilitation credits related to the investment in low income housing projects) totaled $3,464,000 in 2013 and $3,575,000 in 2012, a decrease of  3.10%.  Income from core operations decreased in 2013 primarily due to increase in noninterest expenses..  A reconciliation of core earnings follows:

In thousands	2013	2012

Net Income	$3,532	$3,657
Non-recurring Tax Items	(68)	(82)
Non-recurring Securities Transactions, net of tax	-	-
Core Earnings for the nine months ended September 30	$3,464	$3,575

Management and the Board of Directors use Core Earnings (a non-GAAP financial measure) in a variety of ways, including comparing various operating units (branches) to prior periods, establishing goals and incentive plans that are based on Core Earnings.

Results of Operations

As shown in Table I, the 2013 year to date tax equivalent net interest income increased $517,000 or 3.35% compared to the same period in 2012.  The yield on earning assets decreased .21%, while the cost of funds decreased .32% compared to the same period in 2012.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.01%, an increase of .10% when compared to the same period in 2012.  A schedule of the net interest margin for the nine month and three month periods ended September 30, 2013 and 2012 can be found in Table I on page 34.

The Interest Sensitivity Analysis contained in Table II on page 35 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 48.92% of rate sensitive assets and 38.64% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing FHLB borrowings which has resulted in the increase in the positive GAP position in the one year time period.

Noninterest income increased $337,000 or 12.23% for the nine month period ended September 30, 2013.  The increase is due to Insurance and Other Commissions income from the mortgage and investment subsidiaries, income derived from Bank Owned Life Insurance and the tax benefit of Low Income Housing credits.

Noninterest expense increased $801,000 for the nine month period ended September 30, 2013 as compared to 2012. Salary and benefits expense increased $693,000 (11.96%) through September 2013. This increase resulted primarily from additions to staff, as well as normal salary increases, health insurance and retirement plan expenses.   Exclusive of personnel expenses, other noninterest expenses increased at a rate of 2.55% for the first nine months of 2013 as compared to 2012. The primary reasons for the increase in these expenses relates to increases in the audit and exam expenses, legal and professional expenses, and data processing expenses. Operating costs continue to compare very favorably to the peer group. As stated in the most recently available (June 30, 2013) Bank Holding Company Performance Report, the Company’s and peer’s noninterest expenses averaged 2.52% and 3.12% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

As of September 30, 2013, the cost of securities available for sale exceeded their market value by $3,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There is $37,000 of securities scheduled to mature in 2013.

In reviewing investments as of September 30, 2013, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Loans Held for Investment has increased $13.4 million since December 31, 2012 to $479,212,000. The dealer finance portfolio increased $13.1 million and real estate loans increased $8.0 million.  These increases were offset by decreases in the majority of the other loan categories.

Loans Held for Sale totaled $2,777,000 at September 30, 2013, a decrease of $74.4 million compared to December 31, 2012.  Secondary Market loan originations have declined considerably due to the increase in interest rates which has halted mortgage refinancing.  The funds resulting from this decrease allowed the Company to repay FHLB short term borrowings and led to increased liquidity in the first nine months of 2013.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $12,338,000 at September 30, 2013 compared to $13,386,000 at December 31, 2012.  Although loan losses will occur, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of September 30, 2013, the Company holds $2,369,000 of real estate which was acquired through foreclosure. This is decrease of $515,000 compared to December 31, 2012.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2013	December 31, 2012

Nonaccrual Loans
Real Estate	$9,590	$9,611
Commercial	2,272	2,914
Home Equity	434	740
Other	20	121
	12,316	13,386

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	-
Commercial	-	-
Home Equity	10	-
Other	12	-
	22	-

Total Nonperforming loans	$12,338	$13,386

Nonperforming loans as a percentage of loans held for investment	2.57%	2.87%

Net Charge Offs to total loans held for investment	.59%	.64%

Allowance for loan and lease losses to nonperforming loans	67.59%	60.91%

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

The allowance for loan losses of $8,339,000 at September 30, 2013 is equal to 1.74% of loans held for investment. This compares to an allowance of $8,154,000 (1.75%) at December 31, 2012.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $3,025,000 in the first nine months of 2013. Net charge-offs year to date totaled $2,840,000.

The overall level of the allowance has been increasing for several years and now approximates the national peer group average.  Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

F & M BANK CORP.
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $7,972,000 since December 31, 2012.  Time deposits decreased $4,728,000 during this period while demand deposits and savings deposits increased $12,700,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $6,950,000 in CDARS funding, which is a decrease of $740,000 over December 31, 2012.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of September 30, 2013 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,480,000.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  Scheduled repayments totaled $21,036,000 through September 30, 2013.  There were no additional borrowings through September 30, 2013.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of September 30, 2013 the balance outstanding was $10,191,000.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2013, the Company's total risk based capital and leverage ratios were 15.23% and 9.16%, respectively, increasing over year end from 13.98% and 8.29%, respectively. For the same period, Bank only total risk based capital and leverage ratios were 15.31% and 9.22%, respectively, increasing over year end from 14.10% and 8.36%, respectively . For both the Company and the Bank these ratios are in excess of regulatory minimums.

F & M BANK CORP.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations,  continued

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  Liquidity increased significantly in the first nine months as repayments of Loans Held for Sale were used to increase Federal Funds Sold and to repay FHLB debt.  The decrease in Loans Held for Sale is a result a decline in mortgage refinancing due to the increase in interest rates.  The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure.  As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

As of September 30, 2013, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.88% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 35.

Effect of Newly Issued Accounting Standards

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position.  Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

F & M BANK CORP.

TABLE I
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012			September 30, 2013			September 30, 2012
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$468,664	$18,835	5.37%	$455,588	$19,011	5.56%	$474,131	$6,344	5.31%	$455,269	$6,482	5.69%
Loans held for sale	27,581	623	3.02%	42,376	1,127	3.55%	10,222	79	3.07%	65,292	531	3.25%
Federal funds sold	22,079	36	.22%	13,454	22	.22%	30,424	17	.22%	4,763	3	.25%
Interest bearing deposits	1,140	4	.47%	1,336	4	.40%	748	2	1.06%	1,061	1	.38%
Investments
Taxable 3	11,856	140	1.58%	12,804	147	1.53%	11,157	39	1.39%	11,698	37	1.30%
Partially taxable	107	-	-	108	1	1.23%	107	-	-	108	0	-
Total earning assets	$531,427	$19,638	4.94%	$525,666	$20,312	5.15%	$526,789	$6,481	4.88%	$538,191	$7,054	5.24%
Interest Expense
Demand deposits	120,747	608	.67%	121,754	954	1.04%	117,017	198	.67%	118,818	290	.98%
Savings	51,993	91	.23%	44,440	149	.45%	53,899	29	.21%	46,275	47	.41%
Time deposits	199,598	1,804	1.21%	204,279	2,242	1.46%	197,137	575	1.16%	203,394	727	1.43%
Short-term debt	7,098	22	.41%	8,680	26	.40%	3,378	3	.35%	13,628	15	.44%
Long-term debt	39,506	1,175	3.98%	54,879	1,521	3.69%	35,474	389	4.35%	60,773	494	3.24%
Total interest bearing liabilities	$418,942	$3,700	1.18%	$434,032	$4,892	1.50%	$406,905	$1,194	1.16%	$442,888	$1,573	1.42%

Tax equivalent net interest income 1		$15,937			$15,420			$5,287			$5,481

Net interest margin			4.01%			3.91%			3.98%			4.07%

___ _______________________________________
1	Interest income on loans includes loan fees.
2	Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

F & M BANK CORP.
TABLE II
Interest Sensitivity Analysis

September 30, 2013
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5
	Months	Months	Years	Years	Total

Uses of funds
Loans
Commercial	$34,738	$25,874	$92,859	$9,772	$163,243
Installment	6,520	980	16,447	5,421	29,368
Real estate loans for investments	104,142	47,253	124,493	8,220	284,108
Loans held for sale	2,777	-	-	-	2,777
Credit cards	2,493	-	-	-	2,493
Federal funds sold	24,464	-	-	-	24,464
Interest bearing bank deposits	773	248	-	-	1,021
Investment securities	-	2,107	5,061	1,243	8,411
Total	$175,907	$76,462	$238,860	$24,656	$515,885

Sources of funds
Interest bearing demand deposits	$-	$31,027	$69,049	$19,011	$119,087
Savings deposits	-	10,966	32,898	10,966	54,830
Certificates of deposit $100,000 and over	10,954	16,960	35,475	-	63,389
Other certificates of deposit	22,764	47,121	63,516	-	133,401
Short-term borrowings	3,480	-	-	-	3,480
Long-term borrowings	9,179	2,500	8,638	6,553	26,870
Total	$46,377	$108,574	$209,576	$36,530	$401,057

Discrete Gap	$129,530	$(32,112)	$29,284	$(11,874)	$114,828

Cumulative Gap	$129,530	$97,418	$126,702	$114,828

Ratio of Cumulative Gap to Total Earning Assets	25.11%	18.88%	24.56%	22.26%

    Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2013.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Part II                 Other Information

Item 1.	Legal Proceedings –	Not Applicable

Item 1a.	Risk Factors –	Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –	Not Applicable

Item 3.	Defaults Upon Senior Securities –	Not Applicable

Item 4.	Mine Safety Disclosures –	Not Applicable

Item 5.	Other Information –	Not Applicable

Item 6.	Exhibits

              (a)           Exhibits

3 i	Restated Articles of Incorporation of F & M Bank Corp. as amended on 9/26/13.

3 ii	Amended and Restated Bylaws of F & M Bank Corp. are incorporated by reference to Exhibits to F & M Bank Corp.'s Form 10K filed March 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer
November 14, 2013