Form 10-K
period 2013-12-31
F&M BANK CORP
filed 2014-03-28
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013
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
Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☑

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,227,151 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 28, 2013 was approximately $38,975,143 based on the closing sales price of $17.50 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 11, 2014, there were 2,513,239 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2014 (the “Proxy Statement”).

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

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.FMBankVA.com, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.

Employees

On December 31, 2013, the Bank had 153 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, Continued

Item 1.  Business, continued

Regulation and Supervision

General. The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to bank holding companies and state member banks of the Federal Reserve System. The stock of F & M Bank Corp. is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which is aimed at improving corporate governance and reporting procedures.  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

F & M Bank Corp., as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Federal Reserve Board.  The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

As a bank holding company, F & M Bank Corp. is required to file with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) an annual report and such additional information as it may require pursuant to the Act.  The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale or lease of property or furnishing of services.

Federal Reserve Board regulations limit activities of bank holding companies to managing or controlling banks or non-banking activities closely related to banking.  These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.  Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia.  Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board.  Such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not the stockholders of F & M Bank Corp.

Payment of Dividends. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company. Under the current regulatory guidelines, prior approval from the Federal Reserve Board is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. A bank also may not declare a dividend out of or in excess of its net undivided profits without regulatory approval.  The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines.

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

The Company also is subject to regulatory restrictions on dividends to its shareholders.  Regulators have indicated that bank holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  Further, a bank holding company should inform and consult with the Federal Reserve Board prior to declaring a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

PART I, Continued

Item 1.  Business, continued

Regulation and Supervision, continued

Capital Requirements.  The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred stockholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2013 were 12.13% and 15.37%, respectively, significantly above the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2013, was 9.37%, which is significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities

The Gramm-Leach-Bliley Act. Effective on March 11, 2001, the Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Mortgage Lending. In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling.  The rule also establishes certain protections from liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.”  Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.

Forward-Looking Statements

Certain information contained in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

●
Changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, declines in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

●	The strength of the economy in our target market area, as well as general economic, market, or business conditions;
●	An insufficient allowance for loan losses as a result of inaccurate assumptions;
●	Our ability to maintain our “well-capitalized” regulatory status;
●	Changes in the interest rates affecting our deposits and our loans;
●
Changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

●	Our ability to manage growth;
●	Our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;

PART I, Continued

Item 1.  Business, continued

Forward looking statements, continued

●	Our exposure to operational risk;
●	Our ability to raise capital as needed by our business;
●	Changes in laws, regulations and the policies of federal or state regulators and agencies; and
●	Other circumstances, many of which are beyond our control.

Although we believe that our expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1A.  Risk Factors

General economic conditions in our market area could adversely affect us.

We are affected by the general economic conditions in the local markets in which we operate. Since the recession began in 2008, our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies.  Although economic conditions have improved, many businesses and individuals are still experiencing difficulty as a result of the recent economic downturn and protracted recovery.  If economic conditions in our market do not improve, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, forecloses and loan losses.  Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  At December 31, 2013, our non-performing loans were $12.6 million, compared to $13.4 million at December 31, 2012.  Our provision for loan losses was $3.8 million for the year ended December 31, 2013, and our loan loss allowance was $8.2 million, or 1.71% of total loans held for investment at December 31, 2013.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. In addition, we have loan participation arrangements with several other banks within the region and may not be able to exercise control of negotiations with borrowers in the event these loans do not perform. Additional problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our loan concentrations could, as a result of adverse market conditions, increase credit losses which could adversely impact earnings.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2013, approximately 88% of our loans had real estate as a primary or secondary component of collateral.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

PART I, Continued

Item 1A.  Risk Factors, continued

In addition, we have a large portfolio of residential mortgages and a concentration in development lending, both of which could be adversely affected by a decline in the real estate markets.  Construction and development lending entails significant additional risks, because these loans, which often involve larger loan balances concentrated with single borrowers or groups of related borrowers, are dependent on the successful completion of real estate projects.  Loan funds for construction and development loans often are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  The deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

Our small-to-medium sized business target market may have fewer financial resources to weather continued downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Our inability to maintain adequate sources of funding and liquidity may negatively impact our current financial condition or our ability to grow.

Our access to funding and liquidity sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  In managing our balance sheet, a primary source of funding asset growth and liquidity historically has been deposits, including both local customer deposits and brokered deposits.  If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing, or draw upon our available lines of credit.  Our access to these funding and liquidity sources could be detrimentally impacted by a number of factors, including operating losses, rising levels of non-performing assets, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or regulatory restrictions.  In addition, our ability to continue to attract deposits and other funding or liquidity sources is subject to variability based upon additional factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities.  We do not maintain significant additional sources of liquidity through potential sales in our investment portfolio or liquid assets at the holding company level.  Our potential inability to maintain adequate sources of funding or liquidity may, among other things, inhibit our ability to fund asset growth or negatively impact our financial condition, including our ability to pay dividends or satisfy our obligations.

If we do not maintain our capital requirements and our status as a “well-capitalized” bank, there could an adverse effect on our liquidity and our ability to fund our loan portfolio.

We are subject to regulatory capital adequacy guidelines. If we fail to meet the capital adequacy guidelines for a “well-capitalized” bank, it could increase the regulatory scrutiny for the Bank and the Company.  In addition, if we failed to be “well capitalized” for regulatory capital purposes, we would not be able to renew or accept brokered deposits without prior regulatory approval and we would not be able to offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not roll over and to retain or increase existing, non-brokered deposits.  If we are prohibited from renewing or accepting brokered deposits and are unable to attract new deposits, our liquidity and our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the FDIC, which would reduce our earnings.

We may be subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act.  The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.  The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.  In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

PART I, Continued

Item 1A.  Risk Factors, continued

The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
●	interest-only payments;
●	negative-amortization; and
●	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule.  The Final Rules prohibit banking entities from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds.”  On January 14, 2014, the five financial regulatory agencies, approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.  We are currently evaluating the Volcker Rule; if we are required to divest any securities in our portfolio as a result of the Volcker Rule, it could result in impairments that could adversely impact our financial condition and results of operations.

PART I, Continued

Item 1A.  Risk Factors, continued

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Our future success is dependent on our ability to effectively compete in the face of substantial competition from other financial institutions in our primary markets.

We encounter significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than us and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent, we compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than us. Most of these non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Changes in market interest rates could affect our cash flows and our ability to successfully manage our interest rate risk.

Our profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates, and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by our Asset Liability Management Committee. Short term interest rates are highly sensitive to factors beyond our control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors’ inflationary expectations. Thus, changes in monetary and or fiscal policy will affect both short term and long term interest rates which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our earning assets and interest bearing liabilities to changes in market interest rates. We generally attempt to maintain a neutral position in terms of the volume of earning assets and interest bearing liabilities that mature or can re-price within a one year period in order that we may maintain the maximum net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and greatly influence this ability to maintain a neutral position.

Generally, our earnings will be more sensitive to fluctuations in interest rates the greater the difference between the volume of earning assets and interest bearing liabilities that mature or are subject to re-pricing in any period. The extent and duration of this sensitivity will depend on the cumulative difference over time, the velocity and direction of interest rate changes, and whether we are more asset sensitive or liability sensitive. Additionally, the Asset Liability Management Committee may desire to move our position to more asset sensitive or more liability sensitive depending upon their expectation of the direction and velocity of future changes in interest rates in an effort to maximize the net interest margin. Should we not be successful in maintaining the desired position, or should interest rates not move as anticipated, our net interest margin may be negatively impacted.

PART I, Continued

Item 1A.  Risk Factors, continued

Our inability to successfully manage growth or implement our growth strategy may adversely affect our results of operations and financial condition.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future.  Our ability to manage growth successfully also depends on whether we can maintain capital levels adequate to support our growth, maintain cost controls, asset quality and successfully integrate any businesses acquired into the organization.

As we continue to implement our growth strategy, we may incur increased personnel, occupancy and other operating expenses. We must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch could depress earnings in the short run, even if we efficiently execute a branching strategy leading to long-term financial benefits.

Our exposure to operational risk may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Our operations rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. Although we maintain a system of comprehensive policies and a control framework designed to monitor vendor risks, the failure of an external vendor to perform in accordance with the contracted arrangements under service agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our operations may be adversely affected by cyber security risks.

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and our business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to our reputation, which could adversely affect our business.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending ourselves and may lead to penalties that materially affect us. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse us and our shareholders.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

PART I, Continued

Item 1B.  Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2013.

Item 2.  Properties

The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Branch and Administrative Offices 205 South Main Street Timberville, VA 22853	Elkton Branch 127 West Rockingham Street Elkton, VA 22827

Broadway Branch 126 Timberway Broadway, VA 22815	Port Road Branch 1085 Port Republic Road Harrisonburg, VA 22801

Bridgewater Branch 100 Plaza Drive Bridgewater, VA 22812	Edinburg Branch 120 South Main Street Edinburg, VA 22824

Woodstock Branch 161 South Main Street Woodstock, VA 22664	Crossroads Branch 80 Cross Keys Road Harrisonburg, VA 22801

Luray Branch 700 East Main Street Luray, VA 22835	Dealer Finance Division 4759 Spotswood Trail Penn Laird, VA 22846

Fishersville Loan Production Office 1842 Jefferson Hwy Fishersville, VA 22939

With the exception of the Edinburg Branch, Port Road Branch, Luray Branch, Dealer Finance Division and the Fishersville Loan Production Office the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations.

Through an agreement with Nationwide Money ATM Services, the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA.  The Bank also has an agreement with Welch ATM to operate five cash only ATMs in Rite Aid Pharmacies in Augusta County, VA.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company’s Common Stock trades under the symbol “FMBM” on the OTC QB Market. The bid and asked price of the Company’s stock is not published in any newspaper. Although several firms in both Harrisonburg and Richmond, Virginia occasionally take positions in the Company stock, they typically only match buyers and sellers.

Transfer Agent and Registrar

Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2008, and the reinvestment of dividends.

PART II, Continued

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Continued

Stock Performance, continued

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
F & M Bank Corp.	100.00	78.51	51.45	50.45	58.49	73.83
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

Recent Stock Prices and Dividends

Dividends to shareholders totaled $1,706,000 and $1,598,000 in 2013 and 2012, respectively. Regular quarterly dividends have been declared for sixty consecutive quarters. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per share to net income per share was 36.17% in 2013, compared to 32.65% in 2012.

Refer to Payment of Dividends in Item 1.  Business, Regulation and Supervision section above for restrictions on dividends.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2013 totaled 164,132 shares; of this amount, none were repurchased in 2013.

The number of common shareholders of record was approximately 1,848 as of March 11, 2014. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

PART II, Continued

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Continued

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2013			2012
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	15.00	17.73	$.17	13.61	15.49	$.16
2nd	17.00	18.25	.17	15.05	18.74	.16
3rd	16.98	18.15	.17	15.00	16.75	.16
4th	16.90	19.00	.17	14.90	16.74	.16
Total			$.68			$.64

PART II, Continued

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Interest and Dividend Income	$25,966	$27,225	$27,680	$27,870	$27,516
Interest Expense	4,773	6,294	7,719	9,005	10,182

Net Interest Income	21,193	20,931	19,961	18,865	17,334
Provision for Loan Losses	3,775	4,200	4,000	4,300	4,210

Net Interest Income after Provision for Loan Losses	17,418	16,731	15,961	14,565	13,124
Noninterest Income	3,925	3,627	3,118	3,249	3,111
Securities Gains (Losses)	-	-	1,024	349	(1,754)
Noninterest Expenses	14,720	13,362	12,892	12,741	12,188

Income before Income Taxes	6,623	6,996	7,211	5,422	2,293
Income Tax Expense	1,907	2,095	2,523	1,681	339
Net Income	$4,716	$4,901	$4,688	$3,741	$1,954
Per Share Data:
Net Income	$1.88	$1.96	$1.91	$1.63	$.85
Dividends Declared	.68	.64	.60	.60	.76
Book Value	21.56	19.76	18.53	18.31	16.99
Balance Sheet Data:
Assets	$552,788	$596,904	$566,734	$538,855	$539,223
Loans Held for Investment	478,453	465,819	451,570	445,147	434,403
Loans Held for Sale	3,804	77,207	60,543	23,764	31,168
Securities	38,486	18,807	22,108	24,144	26,220
Deposits	464,149	453,796	435,947	425,051	420,643
Short-Term Debt	3,423	34,597	18,539	5,355	9,085
Long-Term Debt	21,691	47,905	57,298	58,979	63,096
Stockholders’ Equity	54,141	49,384	46,180	42,229	39,002
Average Shares Outstanding	2,504	2,496	2,450	2,299	2,292
Financial Ratios:
Return on Average Assets1	.82%	.86%	.84%	.69%	.38%
Return on Average Equity1	9.11%	10.26%	10.41%	9.22%	5.10%
Net Interest Margin	4.02%	3.95%	3.87%	3.77%	3.70%
Efficiency Ratio 2	58.15%	54.03%	55.43%	57.23%	57.74%
Dividend Payout Ratio	36.17%	32.65%	31.41%	36.81%	89.18%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	9.00%	8.35%	8.14%	7.46%	7.37%
Allowance for Loan Losses to Loans3	1.71%	1.75%	1.54%	1.30%	.88%
Nonperforming Loans to Total Assets4	2.28%	2.24%	2.61%	2.94%	1.42%
Nonperforming Assets to Total Assets5	2.75%	2.73%	3.15%	3.22%	1.52%
Net Charge-offs to Total Loans3	.78%	.64%	.63%	.53%	.59%
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

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. The majority of the interest rates charged on these loans float with the market. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002.  As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage.  The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2013 or 2012. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2013, 2012 and 2011.

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

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Overview

The Company’s net income for 2013 totaled $4,716,000 or $1.88 per share, a decrease of 3.77% from $4,901,000 or $1.96 a share in 2012. Return on average equity decreased in 2013 to 9.11% versus 10.26% in 2012, while the return on average assets decreased from .86% to .82%.

See page 11 for a five-year summary of selected financial data.

Changes in Net Income per Common Share
	2013	2012
	to 2012	to 2011
Prior Year Net Income Per Share	$1.96	$1.91
Change from differences in:
Net interest income	.10	.39
Provision for credit losses	.17	(.08)
Noninterest income, excluding securities gains	.12	.20
Securities gains	-	(.41)
Noninterest expenses	(.54)	(.19)
Income taxes	.07	.17
Effect of rights offering	-	(.03)
Total Change	(.08)	.05
Net Income Per Share	$1.88	$1.96

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2013 was $21,193,000 representing an increase of $263,000 or 1.26% over the prior year.  A 4.86% increase in 2012 versus 2011 resulted in total net interest income of $20,930,000.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 17), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.  For a reconciliation of tax equivalent net interest income to GAAP measures, see the table on page 20.

Tax equivalent income on earning assets decreased $1,266,000.  Loans held for investment, expressed as a percentage of total earning assets, increased in 2013 to 89.17% as compared to 85.05% in 2012.  During 2013, yields on earning assets decreased 17 basis points (BP), primarily due to a 38BP decrease in the yield on loans held for sale. This decrease is consistent with decline in the market for VBS Mortgage and Gateway Bank.  The average cost of interest bearing liabilities decreased 25BP in 2013, following a decrease of 36BP in 2012. The decrease in average cost resulted from maturing liabilities repricing at lower rates and rate reductions initiated during the year.  Following the recession of 2008/2009 the Federal Reserve’s Federal Open Market Committee (FOMC) has continued its accommodative monetary policy.

The analysis on the next page reveals an increase in the net interest margin to 4.02% in 2013 primarily due to changes in balance sheet leverage as higher rate borrowings decreased and the decline in yields on earning assets (17BP) was less than the decline in the cost of funds on interest bearing liabilities (25BP).

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated Average Balances, Yields and Rates1

	2013			2012			2011
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$169,431	$7,896	4.66%	$168,135	$8,204	4.88%	$174,748	$8,992	5.15%
Real estate	268,902	14,796	5.50%	264,400	15,122	5.72%	254,641	15,198	5.97%
Installment	33,625	2,467	7.34%	23,560	2,019	8.57%	24,022	1,872	7.79%

Loans held for investment4	471,958	25,159	5.33%	456,095	25,345	5.56%	453,411	26,062	5.75%
Loans held for sale	21,298	648	3.04%	50,814	1,736	3.42%	36,277	1,331	3.67%

Investment securities3
Fully taxable	11,718	194	1.66%	16,424	209	1.27%	12,246	259	2.11%
Partially taxable	107	-	.-	108	1	.93%	1,321	89	6.74%
Tax exempt	-	-	-	-	-	-	-	-	-

Total investment securities	11,825	194	1.66%	16,532	210	1.27%	13,567	348	2.57%

Interest bearing deposits in banks	1,084	4	.37%	1,334	5	.37%	2,773	29	1.05%
Federal funds sold	23,094	50	.22%	11,463	25	.22%	13,050	29	.22%
Total Earning Assets	529,259	26,055	4.92%	536,238	27,321	5.09%	519,078	27,799	5.36%

Allowance for loan losses	(8,384)			(7,711)			(6,558)
Nonearning assets	48,565			44,002			40,929
Total Assets	$569,440			$572,529			$553,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$120,482	$792	.66%	$121,209	$1,195	.99%	$119,453	$1,599	1.34%
Savings	52,714	119	.23%	45,120	182	.40%	38,248	191	.50%
Time deposits	198,786	2,331	1.17%	214,145	2,944	1.83%	215,164	3,606	1.68%

Total interest bearing deposits	371,982	3,242	.87%	380,474	4,321	1.14%	372,865	5,396	1.45%

Short-term debt	6,171	24	.39%	12,816	52	.41%	8,845	40	.45%
Long-term debt	36,280	1,507	4.15%	55,275	1,921	3.48%	56,258	2,282	4.06%

Total interest bearing liabilities	414,433	4,773	1.15%	448,565	6,294	1.40%	437,968	7,718	1.76%

Noninterest bearing deposits	90,170			75,983			68,141
Other liabilities	13,074			199			2,272

Total liabilities	517,677			524,747			508,381
Stockholders’ equity	51,763			47,782			45,068

Total liabilities and stockholders’ equity	$569,440			$572,529			$553,449

Net interest earnings		$21,282			$21,027			$20,081

Net yield on interest earning assets (NIM)			4.02%			3.92%			3.87%

1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table illustrates the effect of changes in volumes and rates.

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Loans held for investment	$882	$(1,068)	$(186)	$154	$(871)	$(717)
Loans held for sale	(1,009)	(79)	(1,088)	534	(129)	405
Investment securities
Taxable	(60)	45	(15)	88	(138)	(50)
Partially taxable	-	(1)	(1)	(82)	(6)	(88)
Tax exempt	-	-	-	-	-	-

Interest bearing deposits in banks	(1)	-	(1)	(15)	(9)	(24)
Federal funds sold	25	-	25	(3)	(1)	(4)
Total Interest Income	(163)	(1,103)	(1,266)	676	(1,154)	(478)

Interest expense
Deposits
Demand	(7)	(396)	(403)	24	(428)	(404)
Savings	30	(93)	(63)	34	(43)	(9)
Time deposits	(281)	(332)	(613)	(17)	(645)	(662)

Short-term debt	(27)	(1)	(28)	18	(6)	12
Long-term debt	(661)	247	(414)	(40)	(321)	(361)
Total Interest Expense	(946)	(575)	(1,521)	19	(1,443)	(1,424)
Net Interest Income	$783	$(528)	$255	$657	$289	$946

Note:  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income decreased $1,266,000 or 4.63% in 2013, after decreasing 1.72% or $478,000 in 2012. Overall, the yield on earning assets decreased .17%, from 5.09% to 4.92%. Average loans held for investment grew during 2013, with average loans outstanding increasing $15,863,000 to $471,958,000.  Real estate loans increased 1.70%, commercial loans increased .77% and consumer loans increased 42.72%.  The increase in consumer loans is result of the opening of our Dealer Loan office at the end of 2012.  The decrease in tax equivalent interest income is a result of the decline in loans held for sale, the market for these loans slowed down drastically in 2013 as mortgage rates increased approximately ¾ to 1%.  Interest income on loans held for sale decreased from $1,736,000 in 2012 to $648,000 in 2013.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2013	2012	2011
Interest Income – Loans	$25,718	$26,984	$27,295
Interest Income - Securities and Other Interest-Earnings Assets	248	240	384
Interest Expense – Deposits	3,242	4,321	5,396
Interest Expense - Other Borrowings	1,531	1,973	2,322
Total Net Interest Income	21,193	20,930	19,961

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	89	97	98
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	-	22
Total Tax Benefit on Tax-Exempt Interest Income	89	97	120
Tax-Equivalent Net Interest Income	$21,282	$21,027	$20,081

Interest Expense

Interest expense decreased $1,521,000 or 24.17% during 2013, which followed an 18.45% decrease or $1,424,000 in 2012. The average cost of funds of 1.15% decreased .25% compared to 2012. Average interest bearing liabilities decreased $34,132,000 in 2013 following an increase of $10,597,000 in 2012.  The decrease in interest bearing liabilities was the result of a decrease in short and long term debt and declining deposit rates. Long term debt decreased through normal debt repayment and decreased reliance on debt to fund loan originations due to the decrease in Loans Held for Sale funding.  Time deposits decreased primarily due to a decrease in the Certificate of Deposit Account Registry Service (CDARS).  CDARS, through reciprocal agreements among banks, allows customers to gain access to significantly higher levels of FDIC deposit insurance coverage. Due to declining rates, both locally and nationally, the expense associated with time deposits decreased $613,000 (20.82%) in 2013. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 19.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Non-interest income increased 6.87% ($259,000) in 2013 following an increase of 18.73% in 2012.  The majority of the increase is from the tax benefit of low income housing projects of $203,000.  Other areas of increase were debit card exchange ($104,000) and income from bank owned life insurance ($27,000).

There were no security transactions in 2013 or 2012 which resulted in a gain or loss.  Securities transactions in 2011 resulted in net gains of $1,025,000, which was primarily a result of the sale of the equities portfolio.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Noninterest Expense

Noninterest expenses increased from $13,361,000 in 2012 to $14,720,000 in 2013, a 10.17% increase.  Salary and benefits increased 11.22% to $8,671,000 in 2013, following a 6.38% increase in 2012.  This increase was the result of normal salary increases, staff additions for the two loan production offices and increasing benefit costs (primarily health insurance).  Other operating expenses increased $523,000 in 2013, following a $53,000 increase in 2012.  Increases were in audit and exam expense ($37,000), data processing expense ($57,000), legal and professional expense ($140,000) and ATM expenses ($102,000).  Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.58%, 2.33%, and 2.33%, in 2013, 2012 and 2011, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 3.13%, 3.15% and 3.11% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience.  This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $4,200,000 in 2012 to $3,775,000 in 2013. The decrease in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $3,745,000 in 2013 and $2,983,000 in 2012. Loan losses as a percentage of average loans held for investment totaled .78% and .64% in 2013 and 2012, respectively. As stated in the most recently available Bank Holding Company Performance Report (BHCPR), peer group loss averages were .32% in 2013 and .57% in 2012.

Balance Sheet

Total assets decreased 7.39% during the year to $552,788,000, a decrease of $44,116,000 from $596,904,000 in 2012.  Average earning assets decreased 1.30% or $6,979,000 to $529,259,000 at December 31, 2013. Virtually all of the decrease in average earning assets resulted from the decrease in the loan held for sale category, as mortgage originations declined due to declining mortgage environment.  Average deposits decreased $8,492,000 for 2013 or 2.23%, most of the decline was in the time deposits. The Company continues to utilize its assets well with 92.94% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities decreased 28.47% in 2013 to $11,825,000.  At year end, 2.23% of average earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 1.66% for 2013, up from 1.27% in 2012. The increase can be attributed to maturing securities being reinvested at higher rates, due to market conditions.

There were no security gains or losses in 2013 or 2012.  The Company recognized gains totaling $813,000 on its equities portfolio which was liquidated in 2011.  There were no Other Than Temporary Impairment (OTTI) write-downs in 2013 or 2012.  Additional information on the securities impairment write-downs can be found on page 15 under the caption “Securities Impairment”.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2013	2012	2011

Available for Sale1
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$29,065	$7,031	$11,064
Municipal
Mortgage-backed2	1,201	1,647	2,063
Corporate bonds	-	-	-
Marketable equity securities	-	-	-
Total	30,266	8,678	13,127

Held to Maturity
U.S. Treasury and Agency	106	107	108
Total	106	107	108

Other Equity Investments	8,114	10,022	8,872
Total Securities	$38,486	$18,807	$22,107
1        At estimated fair value.  See Note 4 to the Consolidated Financial Statements for amortized cost.
2        Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2013 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury, Agency & GSE	$20,000	.50%	$9,065	.79%	$-		$-		$29,065	.59%
Municipal
Mortgage-backed							1,201	2.28%	1,201	2.28%
Corporate bonds
Total	$20,000	.50%	$9,065	.79%	$-		$1,201	2.28%	$30,266	.66%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$106	1.00%							$106	1.00%
Total	$106	1.00%							$106	1.00%

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

The Company’s portfolio of loans held for investment totaled $478,453,000 at December 31, 2013 compared with $465,819,000 at the beginning of the year.  The Company’s policy has been to make conservative loans that are held for future interest income.  Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, decreased 3.90% during 2013 to $163,897,000. Real estate mortgages increased $7,818,000 (3.82%). Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties.

Construction loans decreased $2,739,000 or 3.84%. The decline in construction loans resulted from the slower economy which reduced construction within the Bank’s primary market area.  The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $14,890,000.  This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $20,572,000.  Credit card balances decreased $108,000 to $2,680,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009

Real estate – mortgage	$212,630	$204,812	$193,280	$190,162	$180,990
Real estate – construction	68,512	71,251	72,224	79,337	86,320
Consumer installment	30,643	15,753	13,015	19,043	19,247
Commercial	135,835	147,089	141,014	121,490	115,638
Agricultural	16,265	14,099	15,985	19,761	19,355
Multi-family residential	11,797	9,357	13,157	12,259	10,391
Credit cards	2,680	2,788	2,812	2,771	2,356
Other	91	670	83	324	106
Total Loans	$478,453	$465,819	$451,570	$445,147	$434,403

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2013:
	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$54,889	$93,301	$3,910	$152,100
Multi-family residential	2,555	8,559	683	11,797
Real Estate – mortgage	89,119	115,775	7,736	212,630
Real Estate – construction	57,238	10,364	910	68,512
Consumer – installment/other	8,308	24,995	111	33,414
Total	$212,109	$252,994	$13,350	$478,453

Loans with predetermined rates	$26,749	$44,270	$9,536	$80,555
Loans with variable or
adjustable rates	185,360	208,724	3,814	397,898
Total	$212,109	$252,994	$13,350	$478,453

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Analysis of Loan Portfolio, continued

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value.  If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance.  On approximately 90% of the real estate loans, interest is adjustable after each one, three or five year period. Fixed rate loans are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 73% of the loans are secured by automobiles and trucks.

Prior to the recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property.  However, due to the slowing economy and declining real estate sales it is estimated that values peaked in 2007 or 2008.  Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%.  Values appear to have bottomed out in 2011, with modest increases in both 2012 and 2013.  Approximately 88% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2013, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  The Company would have earned approximately $636,000 in additional interest income had the loans on nonaccrual loans been current and performing.  Nonperforming loans totaled $12,582,000 at December 31, 2013 compared to $13,386,000 at December 31, 2012.  At December 31, 2013 $327,000 of loans 90 days or more past due were not on nonaccrual status.  Approximately 94% of these nonperforming loans are secured by real estate. Although management expects that there may be additional loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment.  As of December 31, 2013, the Company holds $2,628,000 of real estate which was acquired through foreclosure.

Nonperforming loans have decreased approximately $805,000 since December 31, 2012.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to risk elements and impaired loans:

(Dollars in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Nonaccrual Loans:
Real Estate	$9,963	$9,590	$11,026	$8,164	$9,611
Commercial	1,890	2,272	2,355	2,690	2,914
Home Equity	402	434	471	474	740
Other	-	20	34	108	121

Loans past due 90 days or more:
Real Estate	246	-	-	172	-
Commercial	4	-	-	74	-
Home Equity	61	10	-	-	-
Other	16	12	2	3	-

Total Nonperforming loans	$12,582	$12,338	$13,888	$11,685	$13,386

Nonperforming loans as a percentage of loans held for investment	2.63%	2.57%	2.95%	2.51%	2.87%

Net Charge Offs to Total Loans Held for Investment(1)	.78%	.59%	.44%	.17%	.64%

Allowance for loan and lease losses to nonperforming loans	65.05%	67.59%	58.25%	70.68%	60.91%

(1)Interim periods are on an annualized basis.

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2013, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type and a general allowance based on a variety of criteria.  Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as Troubled Debt Restructuring are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.

Loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last two years.  Dealer finance loans utilize a five year loss history.  The Company will monitor the net losses for this division and adjust based on how the portfolio performs since the department was established in 2012. A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using eight environmental factors (loan growth, unemployment, past due/criticized loans, interest rates, changes in underwriting practices, local real estate industry conditions, and experience of lending staff) with a range for worst and best case.  The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans or in the homogeneous pools based on two year loss histories. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $8,184,000 at December 31, 2013 is equal to 1.71% of total loans held for investment.  This compares to an allowance of $8,154,000 (1.75%) at December 31, 2012 and 1.54% at December 31, 2011.  Management and the Board of Directors have made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio.  The overall level of the allowance is comparable with peer group averages and management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $3,745,000 in 2013 which is equivalent to .78% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .68%, compared to a .59% loss rate for its peer group.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$8,154	$6,937	$5,786	$3,836	$2,189
Provision charged to expenses	3,775	4,200	4,000	4,300	4,210
Loan losses:
Construction/land development	2,127	1,480	1,263	249	677
Farmland	-	-	-	3	-
Real Estate	173	482	474	181	267
Multi-family	-	-	-	958	-
Commercial Real Estate	201	424	381	346	395
Home Equity – closed end	159	69	222	200	16
Home Equity – open end	68	-	83	-	-
Commercial & Industrial – Non Real Estate	986	776	423	332	1,096
Consumer	173	45	90	117	117
Dealer Finance	17	-	-	-	-
Credit Cards	121	71	106	97	71
Total loan losses	4,025	3,347	3,042	2,483	2,639
Recoveries:
Construction/land development	40	192	-	-	-
Farmland	-	3	-	-	-
Real Estate	-	-	8	2	6
Multi-family	-	-	48	52	-
Commercial Real Estate	42	48	16	2	-
Home Equity – closed end	-	-	3	-	-
Home Equity – open end	29	-	27	-	-
Commercial & Industrial – Non Real Estate	127	62	24	-	-
Consumer	14	27	42	56	36
Dealer Finance	-	-	-	-	-
Credit Cards	28	32	25	21	34
Total recoveries	280	364	193	133	76
Net loan losses	(3,745)	(2,983)	(2,849)	(2,350)	(2,563)
Balance at end of period	$8,184	$8,154	$6,937	$5,786	$3,836

Allowance for loan losses as a
percentage of loans	1.71%	1.75%	1.54%	1.30%	.88%

Net loan losses to loans outstanding	.78%	.64%	.63%	.53%	.59%

Refer to Note 6 to the Consolidated Financial Statements for the allocation of the allowance for loan losses.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings

The average deposit balances and average rates paid for 2013, 2012 and 2011 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)
	December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$90,170		$75,983		$68,141

Interest-bearing:
Interest Checking	$120,482	.66%	$121,209	.99%	$119,453	1.34%
Savings Accounts	52,714	.23%	45,120	.40%	38,248	.50%
Time Deposits:
CDARS	8,581	.53%	10,339	.69%	22,775	1.04%
$100,000 or more	69,130	.87%	67,562	1.01%	73,299	1.59%
Less than $100,000	121,075	1.39%	136,244	1.61%	119,090	1.85%
Total Interest-bearing	371,982	1.17%	380,474	1.14%	372,865	1.45%
Total deposits	$462,152	.70%	$456,457	.95%	$441,006	1.22%

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $14,187,000 or 18.67% from $75,983,000 at December 31, 2012 to $90,170,000 at December 31, 2013. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, decreased $8,492,000 or 2.23% from $380,474,000 at December 31, 2012 to $371,982,000 at December 31, 2013. Total interest checking (including money market) account balances decreased $727,000 or .60% from $121,209,000 at December 31, 2012 to $120,482,000 at December 31, 2013.   Total savings account balances increased $7,594,000 or 16.83% from $45,120,000 at December 31, 2012 to $52,714,000 at December 31, 2013.

Time deposits decreased $15,359,000 or 7.17% from $214,145,000 at December 31, 2012 to $198,786,000 at December 31, 2013. This is comprised of an increase in certificates of deposit of $100,000 and more of $1,568,000 or 2.32% from $67,562,000 at December 31, 2012 to $69,130,000 at December 31, 2013, a decrease in certificates of deposit of less than $100,000 of $15,169,000 or 11.13% from $136,244,000 at December 31, 2012 to $121,075,000 at December 31, 2013 and a decrease in CDARs deposits of $1,758,000 or 17.00% from $10,339,000 at December 31, 2012 to $8,581,000 at December 31, 2013.  The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:
(Actual Dollars in thousands)	2013	2012

Less than 3 months	$14,360	$10,225
3 to 6 months	5,485	7,541
6 to 12 months	15,219	20,234
1 year to 5 years	34,610	30,585

Total	$69,674	$68,585

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings, continued

Non-deposit borrowings include repurchase agreements, federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, (both short term and long term) and subordinated debt. Non-deposit borrowings are an important source of funding for the Bank.  These sources assist in managing short and long term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to mange interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. There were no new long term borrowings in 2013 or 2012. Repayment of amortizing and fixed maturity loans through FHLB totaled $26,214,000 for the year.  These loans carry an average rate of 3.37% at December 31, 2013.

Contractual Obligations and Scheduled Payments (dollars in thousands)
	December 31, 2013
		One Year	Three Years
	Less than	Through	Through	More than
	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreements to repurchase	$3,423	-	-	-	$3,423
FHLB Short term advances	-	-	-	-	-
Federal Funds Purchased	-	-	-	-	-
FHLB long term advances	11,500	-	-	-	11,500
Subordinated Debt	-	-	3,578	6,613	10,191
Total	$14,923	$-	$3,578	$6,613	$25,114

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total stockholders' equity increased $4,757,000 or 9.63% in 2013.  While net income totaled $4,715,793, noncontrolling interest net income totaled $107,185, sales of common stock totaled $213,429 and changes in other comprehensive income increased $1,477,837, and capital was reduced by dividends ($1.706 million) and minority interest distributions of $51,088.  As of December 31, 2013, book value per share was $21.56 compared to $19.76 as of December 31, 2012. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Simply stated, the riskier an entity's investments, the more capital it is required to maintain.  The Bank, as well as the Company, is required to maintain these minimum capital levels.  The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At December 31, 2013, the Company had Tier I capital of 12.13% of risk weighted assets and combined Tier I and II capital of 15.37% of risk weighted assets.  Regulatory minimums at this date were 4% and 8%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 3% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition.  At December 31, 2013, the Company reported a leverage ratio of 9.37%.  The Bank's leverage ratio was also substantially above the minimum.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The net interest margin increased .10% in 2013 following an increase of .05% in 2012.  Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve has cut short term rates a total of 5.00% to a target of 0 to .25%.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $27,004,000 for 2013.  The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources.  Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.  The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans.  The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2013.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 15.35% of total earning assets, compared to 15.58% in 2012. Approximately 46.12% of rate sensitive assets and 39.80% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $63,001,000 during the year, while total earning assets decreased $39,756,000. The decrease is attributed to a decrease in Loans Held for Sale of $73,000,000.  Growth in the loan held for investment portfolio was concentrated in real estate secured loans and the Dealer Finance division. Short term liabilities decreased $55,601,000, while total interest bearing liabilities decreased $54,644,000. The decrease in short term liabilities is primarily due to the maturity FHLB borrowings during 2013 as a result of the decrease in Loans Held for Sale.  Due to the relatively flat yield curve, management has aggressively cut deposit rates.  These actions and the decrease in total earning assets have resulted in a slightly lower one year cumulative gap than prior year.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2013, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total

Rate Sensitive Assets:
Loans held for investment	$132,381	$77,048	$252,994	$13,350	$-	$475,773
Loans held for sale	3,804	-	-	-	-	3,804
Federal Funds Sold	2	-	-	-	-	2
Investments securities	20,000	106	9,065	1,201	-	30,372
Credit Cards	2,680	-	-	-	-	2,680
Interest bearing bank deposits	708	-	-	-	-	708
Total	159,575	77,154	262,059	14,551	-	513,339

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	30,960	67,984	18,512	-	117,456
Savings	-	11,659	34,975	11,658	-	58,292
Certificates of deposit $100,000 and over	14,360	20,704	34,610	-	-	69,674
Other certificates of deposit	19,946	45,400	60,984	-	-	126,330

Total Deposits	34,306	108,723	198,553	30,170	-	371,752
Short-term debt	3,423	-	-	-	-	3,423
Long-term debt	4,000	7,500	3,578	6,613	-	21,691
Total	41,729	116,223	202,131	36,783	-	396,866

Discrete Gap	117,846	(39,069)	59,928	(22,232)		116,473
Cumulative Gap	117,846	78,777	138,705	116,473
As a % of Earning Assets	22.96%	15.35%	27.02%	22.69%

●
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

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Recent Accounting Pronouncements

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position.  Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP.  The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance.  The Company does not expect this amendment to have any effect on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2013 and 2012:

	2012
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,400	$6,458	$6,509	$6,599	$25,966
Interest Expense	1,073	1,194	1,228	1,278	4,773

Net Interest Income	5,327	5,264	5,281	5,321	21,193
Provision for Loan Losses	750	1,000	1,125	900	3,775

Net Interest Income after Provision,
For Loan Losses	4,577	4,264	4,156	4,421	17,418

Non-Interest Income	939	1,026	1,094	866	3,925
Non-Interest Expense	3,890	3,662	3,565	3,603	14,720

Income before taxes	1,626	1,628	1,685	1,684	6,623
Income Tax Expense	442	445	552	468	1,907

Net Income	$1,184	$1,183	$1,133	$1,216	$4,716

Net Income Per Share	$.47	$.47	$.45	$.49	$1.88

	2011
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,984	$7,026	$6,522	$6,693	$27,225
Interest Expense	1,402	1,573	1,623	1,696	6,294

Net Interest Income	5,582	5,453	4,899	4,997	20,931
Provision for Loan Losses	1,500	900	900	900	4,200

Net Interest Income after Provision,
For Loan Losses	4,082	4,553	3,999	4,097	16,731

Non-Interest Income	960	995	909	763	3,627
Non-Interest Expense	3,333	3,464	3,314	3,251	13,362

Income before taxes	1,709	2,084	1,594	1,609	6,996
Income Tax Expense	465	702	454	474	2,095

Net Income	$1,244	$1,382	$1,140	$1,135	$4,901

Net Income Per Share	$.48	$.56	$.46	$.46	$1.96

Item 8.  Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Cash and due from banks (notes 3 and 15)	$5,834,596	$7,960,633
Money market funds	708,049	1,035,581
Federal funds sold	2,000	-
Cash and cash equivalents	6,544,645	8,996,214

Interest bearing deposits (note 15)	-	248,000
Securities:
Held to maturity - fair value of $106,387 and $107,234 in 2013 and 2012, respectively (note 4)	106,387	107,234
Available for sale (note 4)	30,265,781	8,678,001
Other investments (note 4)	8,113,600	10,021,938
Loans held for sale	3,804,425	77,206,517
Loans held for investment (notes 5)	478,453,008	465,819,073
Less allowance for loan losses (note 6)	(8,184,376)	(8,154,074)
Net Loans Held for Investment	470,268,632	457,664,999

Other real estate owned (note 9)	2,628,418	2,883,947
Bank premises and equipment, net (note 8)	6,525,057	6,445,061
Interest receivable	1,498,112	1,702,847
Goodwill (note 23)	2,669,517	2,669,517
Bank owned life insurance (note 24)	12,121,772	11,662,106
Other assets	8,241,821	8,617,754
Total Assets	$552,788,167	$596,904,135

Liabilities
Deposits: (note 10)
Noninterest bearing	$92,396,921	$84,749,470
Interest bearing:
Demand	92,562,273	95,366,552
Money market accounts	24,894,002	24,559,248
Savings	58,292,273	47,602,255
Time deposits over $100,000	69,673,722	68,585,313
All other time deposits	126,330,053	132,932,701
Total Deposits	464,149,244	453,795,539

Short-term debt (note 11)	3,423,078	34,597,352
Accrued liabilities	9,383,610	11,221,998
Subordinated debt (note 12)	10,191,000	10,191,000
Long-term debt (note 12)	11,500,000	37,714,286
Total Liabilities	498,646,932	547,520,175

Commitments and Contingencies (note 16)

Stockholders’ Equity (Note 22)
Common stock $5 par value, 6,000,000 shares authorized, 2,511,735 and
2,499,544 shares issued and outstanding for 2013 and 2012, respectively	12,558,675	12,497,720
Retained earnings (note 19)	42,089,165	38,926,779
Noncontrolling interest	418,228	362,131
Accumulated other comprehensive income (loss)	(924,833)	(2,402,670)
Total Stockholders' Equity	54,141,235	49,383,960
Total Liabilities and Stockholders' Equity	$552,788,167	$596,904,135

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2013, 2012 and 2011
	2013	2012	2011
Interest and Dividend Income
Interest and fees on loans held for investment	$25,070,039	$25,247,444	$25,964,303
Interest on loans held for sale	647,622	1,736,361	1,331,055
Interest on deposits and federal funds sold	54,679	30,363	58,385
Interest on debt securities	193,244	210,371	193,554
Dividends on equity securities	-	-	132,882
Total Interest and Dividend Income	25,965,584	27,224,539	27,680,179

Interest Expense
Interest on demand deposits	791,245	1,194,567	1,598,793
Interest on savings deposits	119,020	182,479	191,428
Interest on time deposits over $100,000	781,950	908,389	1,163,079
Interest on all other time deposits	1,549,273	2,035,900	2,443,329

Total interest on deposits	3,241,488	4,321,335	5,396,629
Interest on short-term debt	23,956	51,380	40,288
Interest on long-term debt	1,507,299	1,921,356	2,281,734
Total Interest Expense	4,772,743	6,294,071	7,718,651

Net Interest Income	21,192,841	20,930,468	19,961,528

Provision for Loan losses (note 6)	3,775,000	4,200,000	4,000,000

Net Interest Income After Provision for Loan Losses	17,417,841	16,730,468	15,961,528

Noninterest Income
Service charges on deposit accounts	1,117,910	1,168,221	1,102,909
Insurance and other commissions	868,464	868,965	548,548
Other operating income	1,537,397	1,254,490	1,173,371
Income on bank owned life insurance	508,658	481,681	353,367
Gain on the sale of securities (note 4)	-	-	1,024,539
Total Noninterest Income	4,032,429	3,773,357	4,202,734

Noninterest Expenses
Salaries	6,524,515	5,823,204	5,537,557
Employee benefits (note 14)	2,146,871	1,972,835	1,790,665
Occupancy expense	606,935	553,655	543,220
Equipment expense	547,948	549,564	593,483
Amortization of intangibles (notes 2 and 23)	-	-	45,771
FDIC insurance assessment	704,103	706,673	771,696
Other real estate owned expenses	214,832	303,802	210,345
Other operating expenses	3,974,791	3,451,645	3,399,081
Total Noninterest Expenses	14,719,995	13,361,378	12,891,818

Income before Income Taxes	6,730,275	7,142,447	7,272,444

Income Tax Expense (note 13)	1,907,297	2,095,397	2,522,728

Consolidated Net Income	4,822,978	5,047,050	4,749,716

Net Income - Noncontrolling interest	(107,185)	(145,966)	(61,525)
Net Income-F & M Bank Corp.	$4,715,793	$4,901,084	$4,688,191

Per Share Data
Net Income	1.88	1.96	1.91
Cash Dividends	.68	.64	.60
Average Common Shares Outstanding	2,504,015	2,496,300	2,449,864

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
For the years ended 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
Net Income:
Net income – F & M Bank Corp	$4,715,793	$4,901,084	$4,688,191
Net income attributable to noncontrolling interest	107,185	145,966	61,525
Total net income	4,822,978	5,047,050	4,749,716

Other comprehensive income (loss):
Prior Year Prepaid Pension Adjustment	-	-	(52,093)

Pension plan adjustment	2,314,274	(557,609)	(1,677,486)
Tax effect	(786,853)	189,587	570,346
Pension plan adjustment, net of tax	1,527,421	(368,022)	(1,107,140)

Unrealized holding gains (losses)
on available-for-sale securities	(75,127)	26,470	84,125
Other than temporary impairment losses	-	-	-
Reclassification adjustment for gains realized in income	-	-	(1,024,539)
Net unrealized gains (losses)	(75,127)	26,470	(940,414)
Tax effect	25,543	(9,000)	319,741
Unrealized holding gain (losses), net of tax	(49,584)	17,470	(620,673)
Total comprehensive income	$6,300,815	$4,696,498	$2,969,810

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013, 2012 and 2011

				Accumulated
				Other
				Comprehensive
	Common	Retained	Noncontrolling	Income
	Stock	Earnings	Interest	(Loss)	Total

Balance December 31, 2010	11,530,430	30,837,090	186,133	(324,305)	42,229,348

Net income		4,688,191	61,525		4,749,716
Prepaid pension adjustment		(52,093)			(52,093)
Other comprehensive income (loss)				(1,727,813)	(1,727,813)

Minority Interest Contributed Capital (Distributions)			(31,493)		(31,493)
Dividends on common stock		(1,466,271)			(1,466,271)
Stock issued (186,630 shares)	933,150	1,545,175	-	-	2,478,325

Balance December 31, 2011	12,463,580	35,552,092	216,165	(2,052,118)	46,179,719

Net income		4,901,084	145,966		5,047,050
Other comprehensive income (loss)				(350,552)	(350,552)

Dividends on common stock		(1,597,673)			(1,597,673)
Stock issued (6,828 shares)	34,140	71,276	-	-	105,416

Balance December 31, 2012	$12,497,720	$38,926,779	$362,131	$(2,402,670)	$49,383,960

Net income		4,715,793	107,185		4,822,978
Prepaid pension adjustment
Other comprehensive income (loss)				1,477,837	1,477,837

Minority Interest Contributed Capital (Distributions)			(51,088)		(51,088)
Dividends on common stock		(1,705,881)			(1,705,881)
Stock issued (12,141 shares)	60,955	152,474	-	-	213,429

Balance December 31, 2013	$12,558,675	$42,089,165	$418,228	$(924,833)	$54,141,235

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash Flows from Operating Activities
Net income	$4,715,793	$4,901,084	$4,688,191
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
(Gain) loss on the sale of securities	-	-	(1,024,539)
Other than temporary impairment losses	-	-	-
Depreciation	581,625	597,920	607,140
Amortization (Accretion) of securities	45,416	74,190	71,855
Loans held for sale originated	79,778,381	76,622,865	54,894,308
Sale of loans held for sale originated	(71,169,362)	(81,529,577)	(55,435,746)
Provision for loan losses	3,775,000	4,200,000	4,000,000
Benefit (expense) for deferred taxes	(568,858)	494,733	(1,392,538)
Decrease in interest receivable	204,735	113,014	185,365
(Increase) decrease in other assets	(967,516)	1,729,648	(765,002)
Increase (decrease) in accrued expenses	1,731,973	528,576	2,523,711
Amortization of limited partnership investments	581,737	550,989	465,870
Loss on sale of other real estate owned	97,155	200,865	128,040
Amortization of intangibles	-	-	45,771
Gain on sale of property and equipment	-	-	(89,409)
Income from life insurance investment	(508,658)	(481,681)	(295,899)
Net Cash Provided by Operating Activities	18,297,421	8,002,626	8,607,118

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	248,000	(95,585)	1,738,982
Purchase of bank owned life insurance	-	(4,063,687)	-
Proceeds from maturities of securities available for sale	10,712,508	20,647,760	19,875,231
Proceeds from sales of securities available for sale	-	-	4,191,425
Purchases of securities available for sale	(31,093,384)	(17,946,019)	(22,395,643)
Net increase in loans held for investment	(17,149,156)	(18,806,297)	(12,720,338)
Net (increase) decrease in loans held for sale participations	64,793,073	(11,756,993)	(36,237,137)
Net purchase of property and equipment	(661,621)	(565,898)	(202,320)
Proceeds from sale of other real estate owned	928,897	1,564,272	1,802,034
Net Cash Provided By ( Used in) Investing Activities	27,778,317	(31,022,447)	(43,947,766)

Cash Flows from Financing Activities
Net change in demand and savings deposits	15,867,944	19,689,196	21,442,181
Net change in time deposits	(5,514,239)	(1,840,280)	(10,546,315)
Net change in short-term debt	(31,174,274)	16,058,389	13,183,971
Dividends paid in cash	(1,705,881)	(1,597,673)	(1,466,271)
Proceeds from long-term debt	-	-	5,999,000
Proceeds for issuance of subordinated debt	-	-	247,000
Payments to repurchase common stock	-	-	-
Proceeds from issuance of common stock	213,429	105,416	2,478,325
Repayments of long-term debt	(26,214,286)	(9,392,857)	(7,927,321)
Net Cash Provided by (Used in) Financing Activities	(48,527,307)	23,022,191	23,410,570

Net Increase (Decrease) in Cash and Cash Equivalents	(2,451,569)	2,370	(11,930,078)

Cash and Cash Equivalents, Beginning of Year	8,996,214	8,993,844	20,923,922
Cash and Cash Equivalents, End of Year	$6,544,645	$8,996,214	$8,993,844

Supplemental Disclosure:
Cash paid for:
Interest expense	$6,500,592	$6,245,244	$10,308,998
Income taxes	800,000	1,700,000	1,600,000
Transfers from loans to other real estate owned	1,337,890	1,972,032	2,963,814
Noncash exchange of other real estate owned	(569,245)	(567,171)	484,532

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years).  In addition, state and federal historic rehabilitation credits are generated from some of the partnerships.  Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.  All benefits have been shown as investment income, in other income on the statements of income, since income tax benefits are the only anticipated benefits of ownership.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

VBS Mortgage originates conforming mortgage loans for sale in the secondary market.  The bank (VBS) gives the customer a rate commitment at the time the rate is locked.  The bank then immediately gets a rate lock-in from the investor that will be buying the loan upon closing.  Both the rate lock and the purchase commitments (which is a blanket agreement) are best effort agreements, subject to final approval and underwriting.  Because either party can walk away from these agreements prior to closing, neither the rate lock commitment nor the purchase commitment is considered a derivative contract.  The bank provides a warehouse line for the Mortgage sub after closing, until the loan is purchased by the investor.  The average time on the line is two or three weeks. Although VBS does have a line, loans are actually assigned to bank at closing and then reassigned prior to purchase from investor.  There were $2.6 million mortgage loans held for resale at the end of the year.  All of these loans are under contract to deliver to an investor as a specified price.  Because of this and the short holding period, these loans are carried at par and a gain is recorded at transfer to the investor.  The effect of not marking these loans to market is not material to the current year financial statements.

Gateway Savings Bank loans are originated by a network of mortgage loan originators throughout the United States.  A take out commitment is in place at the time the loans are purchased.  The Gateway arrangement has been used since 2003 as a higher yielding alternative to federal funds sold or investment securities.  These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan Losses continued

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

Other Real Estate Owned (OREO)

As of December 31, 2013, the Bank had $2.63 million classified as OREO on the balance sheet, compared to $2.88 million as of December 31, 2012. The table in Note 9 reflects the OREO activity in 2013.  The Company’s policy is to carry OREO on its balance sheet at the lower of cost or market.  Values are reviewed periodically and additional losses are recognized if warranted based on market conditions.

Nonaccrual Loans

Loans are placed on nonaccrual status when they become ninety days or more past due, unless there is an expectation that the loan will either be brought current or paid in full in a reasonable period of time.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Goodwill totaled $2,669,517 at December 31, 2013 and 2012. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2013, 2012 or 2011.

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full time employees hired prior to April 1, 2012.  The benefits are primarily based on years of service and earnings.  On December 31, 2006 the Company adopted ASC 325-960 “Defined Benefit Pension Plans” (formerly SFAS No. 158), which was issued in September of 2006 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2013, 2012, and 2011 were $278,555, $251,258, and $185,793, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Earnings per Share

Earnings per share are based on the weighted average number of shares outstanding.  The Company had no potentially dilutive instruments during the three-year period ended December 31, 2013.

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
December 31, 2013 and 2012

NOTE 2                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

Standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

On March 20, 2014, F&M Bank Corp. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company (each, a “Purchaser” and collectively, the “Purchasers”), to sell a total of 774,231 newly issued shares of the Company’s common stock, par value $5.00 per share (“Common Stock”) at a purchase price of $16.50 per share, for an aggregate gross purchase price of approximately $12.8 million (the “Private Placement”).  The net proceeds of the Private Placement, after placement agent discounts and commissions and estimated expenses, are approximately $12 million.  The Private Placement also closed on March 20, 2014.

Further information on the transaction can be found in the 8-k and press release filed with the Securities and Exchange Commission on March 21, 2014.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3                  CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits.  The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2013 and 2012.

NOTE 4                  INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
U. S. Treasuries	$106,387	$-	$-	$106,387
December 31, 2012
U. S. Treasuries	$107,234	$-	$-	$107,234

The amortized cost and fair value of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2013
Government sponsored enterprises	$29,075,893	$11,460	$22,253	$29,065,100
Mortgage-backed obligations of federal agencies	1,208,533	-	7,852	1,200,681
Marketable equities	-	-	-	-
Corporate bonds	-	-	-	-
Total Securities Available for Sale	$30,284,426	$11,460	$30,105	$30,265,781

December 31, 2012
Government sponsored enterprises	$7,012,432	$18,780	$482	$7,030,730
Mortgage-backed obligations of federal agencies	1,609,086	38,185	-	1,647,271
Marketable equities	-	-	-	-
Corporate bonds	-	-	-	-
Total Securities Available for Sale	$8,621,518	$56,965	$482	$8,678,001

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$106,387	$106,387	$20,000,000	$20,000,000
Due after one year through five years	-	-	9,075,893	9,065,100
Due after five years	-	-	1,208,533	1,200,681
Total	$106,387	$106,387	$30,284,426	$30,265,781

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

There were no sales of debt or equity securities during 2013 or 2012. Following is a table reflecting gains and losses on debt and equity securities in 2011:

2011
Gains	$1,110,960
Losses	(86,421)
Net Gains	$1,024,539

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $10,255,000 at December 31, 2013 and $8,678,000 at December 31, 2012.

Other investments consist of investments in seventeen low-income housing and historic equity partnerships (carrying basis of $5,948,000), stock in the Federal Home Loan Bank (carrying basis of $1,232,000), and various other investments (carrying basis of $933,000).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The market values of these securities are estimated to approximate their carrying value as of December 31, 2013.   At December 31, 2013, the Company was committed to invest an additional $3,781,553 in seven low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments.  The portfolio includes fixed rate bonds, whose prices move inversely with rates and variable rate bonds.  At the end of any accounting period, the investment portfolio has unrealized gains and losses.  The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed.  The primary concern in a loss situation is the credit quality of the business behind the instrument. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions.  These losses relate to market conditions and the timing of purchases.

A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2013
Government sponsored enterprises	$4,984	$(22)	$-	$-	$4,984	$(22)
Mortgage backed obligations	1,191	(8)	-	-	1,191	(8)
Total	$6,175	$(30)	$-	$-	$6,175	$(30)

2012
Government sponsored enterprises	$2,000	$(.5)	$-	$-	$2,000	$(.5)
Mortgage backed obligations	-	-	-	-	-	-
Total	$2,000	$(.5)	$-	$-	$2,000	$(.5)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company did not recognize and other-than-temporary impairment losses in 2013, 2012 or 2011.

NOTE 5                  LOANS:

Loans held for investment as of December 31:
	2013	2012
Construction/Land Development	$68,512,341	$71,251,440
Farmland	13,197,398	12,258,884
Real Estate	154,628,068	144,066,274
Multi-Family	11,797,010	9,356,823
Commercial Real Estate	113,415,234	123,819,228
Home Equity – closed end	10,228,264	10,983,902
Home Equity – open end	47,357,787	49,761,711
Commercial & Industrial – Non-Real Estate	25,903,011	25,109,925
Consumer	10,162,457	12,697,877
Credit cards	2,679,718	2,787,915
Dealer Finance	20,571,720	3,725,094
Total	$478,453,008	$465,819,073

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $164,605,000 and $147,392,000 as of December 31, 2013 and 2012, respectively.  During 2005, the Company switched to a blanket lien on its entire residential real estate portfolio and also began pledging commercial and home equity loans.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5                  LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands):
		Unpaid		Average	Interest
December 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,960	$4,543	$-	$5,750	$153
Farmland	1,459	1,459	-	1,475	67
Real Estate	49	49	-	529	3
Multi-Family	-	-	-	-	-
Commercial Real Estate	851	851	-	616	56
Home Equity – closed end	308	308	-	284	25
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	242	242	-	64	12
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	6,869	7,452	-	8,738	316

Impaired loans with a valuation allowance
Construction/Land Development	8,291	9,716	1,560	10,855	175
Farmland	-	-	-	-	-
Real Estate	1,145	1,145	154	966	48
Multi-Family	-	-	-	-	-
Commercial Real Estate	818	1,118	282	1,171	4
Home Equity – closed end	180	180	17	409	3
Home Equity – open end	100	100	9	93	5
Commercial & Industrial – Non-Real Estate	-	-	-	141	-
Consumer	2	2	-	1	1
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	10,536	12,261	2,022	13,636	236

Total impaired loans	$17,405	$19,713	$2,022	$22,374	$552

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5                  LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands):
		Unpaid		Average	Interest
December 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,743	$5,743	$-	$1,493	$279
Farmland	1,481	1,481	-	301	76
Real Estate	-	-	-	2,561	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	541	541	-	168	23
Home Equity – closed end	-	-	-	153	-
Home Equity – open end	-	-	-	274	-
Commercial & Industrial – Non-Real Estate	-	-	-	56	-
Consumer	-	-	-	135	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,765	7,765	-	5,141	378

Impaired loans with a valuation allowance
Construction/Land Development	9,881	10,466	1,363	7,875	217
Farmland	-	-	-	-	-
Real Estate	637	901	146	1,089	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,286	1,585	253	1,092	4
Home Equity – closed end	415	415	29	319	9
Home Equity – open end	90	250	78	193	19
Commercial & Industrial – Non-Real Estate	433	707	277	1,005	-
Consumer	2	2	-	13	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	12,744	14,326	2,146	11,586	287

Total impaired loans	$20,509	$22,091	$2,146	$16,727	$665
The Recorded Investment is defined as the principal balance, net of deferred fees, less principal payments and charge-offs.

Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase residential mortgage loan participations from Gateway Bank.  Loans held for sale at December 31, 2013 and 2012 was $3,804,000 and $77,207,000, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5                  LOANS (CONTINUED):

The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.  Loans held for sale as of December 31, 2013 and 2012 were $3,804,425 and $77,206,517, respectively.

NOTE 6                  ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$2,127	$40	$3,323	$4,007	48.96%	$1,560	$2,447
Farmland	(2)	-	-	-	(2)	(.03%)	-	(2)
Real Estate	924	173	-	(351)	400	4.89%	154	246
Multi-Family	(37)	-	-	37	-	-	-	-
Commercial Real Estate	1,113	201	42	(177)	777	9.49%	282	495
Home Equity – closed end	360	159	-	(44)	157	1.92%	17	140
Home Equity – open end	659	68	29	(144)	476	5.82%	9	467
Commercial & Industrial – Non-Real Estate	2,113	986	127	210	1,464	17.89%	-	1,464
Consumer	51	173	14	264	156	1.91%	-	156
Dealer Finance	72	17	-	573	628	7.68%	-	628
Credit Cards	130	121	28	84	121	1.48%	-	121
Unallocated	-	-	-	-	-	-	-	-
Total	$8,154	$4,025	$280	$3,775	$8,184	100%	$2,022	$6,162

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2012 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,071	$1,481	$192	$1,989	$2,771	33.98%	$1,363	$1,408
Farmland	145	-	3	(150)	(2)	(.02%)	-	(2)
Real Estate	625	482	-	781	924	11.33%	146	778
Multi-Family	92	-	-	(129)	(37)	(.45%)	-	(37)
Commercial Real Estate	2,285	424	48	(796)	1,113	13.65%	253	949
Home Equity – closed end	91	69	-	338	360	4.42%	29	243
Home Equity – open end	867	-	-	(208)	659	8.07%	78	580
Commercial & Industrial – Non-Real Estate	457	776	62	2,370	2,113	25.90%	277	1,836
Consumer	128	44	27	(60)	51	.65%	-	51
Dealer Finance	-	-	-	72	72	.88%	-	72
Credit Cards	176	71	32	(7)	130	1.59%	-	130
Unallocated	-	-	-	-	-	-	-	-
Total	$6,937	$3,347	$364	$4,200	$8,154	100%	$2,146	$6,008

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Recorded Investment in Loan Receivables (in thousands):
December 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$68,512	$14,259	$54,253
Farmland	13,197	1,459	11,738
Real Estate	154,628	1,194	153,434
Multi-Family	11,797	-	11,797
Commercial Real Estate	113,415	1,969	111,446
Home Equity – closed end	10,228	488	9,740
Home Equity –open end	47,358	100	47,258
Commercial & Industrial – Non-Real Estate	25,903	242	25,661
Consumer	10,163	2	10,161
Dealer Finance	20,572		20,572
Credit Cards	2,680	-	2,680
	$478,453	$19,713	$458,740
Total

December 31, 2012	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,251	$16,206	$60,787
Farmland	12,259	1,481	12,259
Real Estate	144,066	901	143,165
Multi-Family	9,357	-	9,357
Commercial Real Estate	123,819	2,128	122,233
Home Equity – closed end	10,984	415	10,569
Home Equity –open end	49,762	250	49,512
Commercial & Industrial – Non-Real Estate	25,110	708	24,402
Consumer	12,698	2	12,696
Dealer Finance	3,725		3,725
Credit Cards	2,788	-	2,788
	$465,819	$22,091	$451,493
Total
Aging of Past Due Loans Receivable (in thousands)
	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2013
Construction/Land Development	$167	$735	$-	$8,556	$9,458	$59,054	$68,512
Farmland	-	-	-	-	-	13,197	13,197
Real Estate	4,659	920	246	1,407	7,232	147,396	154,628
Multi-Family	107	-	-	-	107	11,690	11,797
Commercial Real Estate	858	-	-	1,474	2,332	111,083	113,415
Home Equity – closed end	122	79	10	180	391	9,837	10,228
Home Equity – open end	549	39	51	222	861	46,497	47,358
Commercial & Industrial – Non- Real Estate	148	20	4	416	588	25,315	25,903
Consumer	169	71	5	-	245	9,918	10,163
Dealer Finance	335	72	11	-	418	20,154	20,572
Credit Cards	21	3	-	-	24	2,656	2,680
Total	$7,135	$1,939	$327	$12,255	$21,656	$456,797	$478,453

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2013
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$-	$3,166	$25,657	$11,116	$2,946	$25,627	$-	$68,512
Farmland	69	-	1,406	5,206	4,816	143	1,557	-	13,197
Real Estate	-	562	68,241	52,190	19,037	7,821	6,777	-	154,628
Multi-Family	-	668	4,442	2,275	4,412	-	-	-	11,797
Commercial Real Estate	-	1,897	18,062	55,350	21,677	13,406	3,023	-	113,415
Home Equity – closed end	-	-	4,574	3,117	1,870	281	386	-	10,228
Home Equity – open end	-	1,482	13,308	26,734	4,840	327	667	-	47,358
Commercial & Industrial (Non-Real Estate)	815	92	3,631	16,265	3,108	1,516	476	-	25,903
Total	$884	$4,701	$116,830	$186,794	$70,876	$26,440	$38,513	$-	$445,038

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,680	$30,719
Non performing	-	16
Total	$2,680	$30,735

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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
December 31, 2013 and 2012

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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

	December 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Construction/Land Development	1	$937	$937
Real Estate	1	50	50
Commercial Real Estate	1	312	312
Commercial & Industrial – Non- Real Estate	1	201	201

		$1,500	$1,500

During the twelve months ended December 31, 2013, the Bank modified 4 loans that were considered to be troubled debt restructurings.   These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

As of December 31, 2013, there were no loans restructured in the previous twelve months, in default.  A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7	TROUBLED DEBT RESTRUCTURING (CONTINUED):

During the twelve months ended December 31, 2013, one loans that had previously been restructured, was in default.  A restructured loan is considered in default when it becomes 90 days past due.

	December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Construction/Land Development	1	$4,628	$4,628
Real Estate	1	147	147

		$4,775	$4,775

During the twelve months ended December 31, 2012, the Bank modified 2 loans that were considered to be troubled debt restructurings.   These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted during the period:
Real Estate	1	147	147

		$147	$147

During the twelve months ended December 31, 2012, one loans that had previously been restructured, was in default.  A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows:
	2013	2012

Land	$1,418,003	$1,418,003
Buildings and improvements	6,771,867	6,717,360
Furniture and equipment	5,963,779	5,649,560
	14,153,649	13,784,923
Less - accumulated depreciation	(7,628,592)	(7,339,862)
Net	$6,525,057	$6,445,061

Provisions for depreciation of $581,625 in 2013, $597,920 in 2012, and $607,140 in 2011 were charged to operations.

NOTE 9                  OTHER REAL ESTATE OWNED

The tables below reflect OREO activity for 2013 and 2012:

Other Real Estate Owned (dollars in thousands)
	2013	2012
Balance beginning of year	$2,883,947	$3,074,199
Property acquired at foreclosure	1,337,890	1,972,032
Capital improvements on foreclosed property	11,329	170,024
Sale of other real estate owned financed by Bank	(569,245)	(567,171)
Sales of foreclosed properties	(964,149)	(1,545,191)
Valuation adjustments	(71,354)	(219,946)
Balance as of December 31	$2,628,418	$2,883,947

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 10                  DEPOSITS:

The composition of deposits at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012

Noninterest bearing demand deposits	$92,396,921	$84,749,470

Savings and interest bearing demand deposits:
Interest checking accounts	117,456,275	119,925,800
Savings accounts	58,292,273	47,602,255

Time Deposits:
Balances of less than $100,000	126,330,053	132,932,701
Balances of $100,000 and more	69,673,722	68,585,313

Total Deposits	$464,149,244	$453,795,539

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$99,185,070
2015	51,108,868
2016	17,159,054
2017	13,722,424
2018 and after	14,828,359
Total	$196,003,775

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 11                  SHORT-TERM DEBT:

Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2013
Federal funds purchased	$-	$-	$42,838	.01%	.97%
FHLB short term	17,500,000	-	2,938,356	.23%	.49%
Securities sold under agreements to repurchase	3,522,999	3,423,078	3,190,186	.14%	.28%
Totals		$3,423,078	$6,171,380	.38%	.39%
2012
Federal funds purchased	$9,283,000	$9,283,000	$776,617	.51%	.90%
FHLB short term	32,500,000	22,500,000	8,088,798	.46%	.37%
Securities sold under agreements to repurchase	4,773,045	2,814,352	3,949,934	.35%	.38%
Totals		$34,597,352	$12,815,349	.41%	.41%
2011
Federal funds purchased	$7,825,000	$-	$1,254,400	.93%	-
FHLB daily rate credit	15,000,000	15,000,000	3,191,781	.36%	.36%
Securities sold under agreements to repurchase	5,691,856	3,538,963	4,398,638	.39%	.39%
Totals		$18,538,963	$8,844,819	.45%	.38%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.

As of December 31, 2013, the Company had unsecured lines of credit with correspondent banks totaling $26,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 12                  LONG-TERM DEBT:

There were no new borrowings from the Federal Home Loan Bank of Atlanta (FHLB) in 2013 and 2012.  The company borrowed $5,000,000 in 2011. The interest rates on the notes payable are fixed at the time of the advance and range from 2.94% to 3.92%; the weighted average interest rate was 3.37% and 2.39% at December 31, 2013 and 2012, respectively.  The balance of these obligations at December 31, 2013 and December 31, 2012 were $11,500,000 and $37,714,286, respectively. The long-term debt is secured by qualifying mortgage loans owned by the Company.

In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the ten year note.  As of December 31, 2013 and 2012 the balance outstanding was $10,191,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio.

The maturities of long-term debt, including Federal Home Loan Bank of Atlanta borrowings and Subordinated debt agreements, as of December 31, 2013 are as follows:

2014	$11,500,000
2015	-
2016	956,000
2017	2,622,000
Thereafter	6,613,000
Total	$21,691,000

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 13                  INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

	2013	2012	2011
Current expense
Federal	$1,338,439	$2,590,130	$1,130,190
Deferred (benefit) expense
Federal	636,452	(412,621)	1,348,005
State	(67,594)	(82,112)	44,533
Total Deferred (benefit) expense	568,858	(494,733)	1,392,538
Total Income Tax Expense	$1,907,297	$2,095,397	$2,522,728

Amounts in above arising from gains
(losses) on security transactions	$0	$0	$207,342

The deferred tax effects of temporary differences are as follows:	2013	2012	2011

LIH Partnership Losses	$(72,955)	$(44,640)	$(43,906)
Securities impairment	-	-	961,648
Deferred Tax Asset Valuation Allowance	-	-	385,496
Local & Historic State Credits Recognized	(67,594)	(82,112)	44,533
Provision for loan losses	96,159	(224,835)	(135,662)
Non-qualified deferred compensation	(64,140)	(35,161)	(50,456)
Depreciation	86,551	(42,919)	51,534
Other real estate owned	(3,746)	-	-
Pension expense	84,282	97,067	231,699
Goodwill tax amortization	64,920	61,424	61,424
Secondary accrual on nonaccrual loans	444,482	(223,557)	(114,231)
Other	899	-	459
Deferred Income Tax Expense (Benefit)	$568,858	$(494,733)	$1,392,538

The components of the deferred taxes as of December 31 are as follows:
Deferred Tax Assets:	2013	2012
Allowance for loan losses	$1,788,360	$1,884,519
Split Dollar Life Insurance	4,440	5,339
Nonqualified deferred compensation	527,909	463,769
Secondary accrual on nonaccrual loans	-	444,482
Securities impairment	532,211	518,190
Core deposit amortization	298,019	298,019
State historic tax credits	26,432	28,004
Other real estate owned	3,746	-
Pension plan	470,091	1,256,944
Other	-	-
Total Assets	$3,651,208	$4,899,266

Deferred Tax Liabilities:	2013	2012
Unearned low income housing credits	$661,841	$668,734
Depreciation	363,946	277,395
Pension	1,423,461	1,339,179
Goodwill tax amortization	791,771	726,851
Securities available for sale	(6,339)	19,204
Other	(74,926)	(15,992)
Total Liabilities	3,159,754	3,015,371
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$491,454	$1,883,895

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2032 and 2012

NOTE 13                  INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:
	2013	2012	2011
Tax expense at federal statutory rates	$2,251,851	$2,378,804	$2,451,712
Increases (decreases) in taxes resulting from:
State income taxes, net	9,229	6,132	4,714
Partially exempt income	(44,676)	(49,828)	(79,063)
Tax-exempt income	(197,482)	(188,932)	(151,906)
Prior year LIH credits	(61,768)	97,857	62,289
Deferred Tax Asset Valuation Allowance	-	-	385,496
Other	(49,857)	(148,636)	(150,514)
Total Income Tax Expense	$1,907,297	$2,095,397	$2,522,728

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

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2013, 2012 and 2011:
	2013	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning	$8,931,940	$7,296,932	$5,858,283
Service cost	599,933	518,634	445,422
Interest cost	350,314	327,924	321,515
Actuarial gain (loss)	(1,300,094)	1,066,019	1,179,018
Benefits paid	(648,525)	(277,569)	(507,306)
Benefit obligation, ending	$7,933,568	$8,931,940	$7,296,932

Change in Plan Assets
Fair value of plan assets, beginning	$8,123,437	$6,760,513	$6,317,920
Actual return on plan assets	1,462,314	890,493	(50,101)
Employer contribution	750,000	750,000	1,000,000
Benefits paid	(648,525)	(277,569)	(507,306)
Fair value of plan assets, ending	9,687,226	8,123,437	6,760,513
Funded status at the end of the year	$1,753,658	$(808,503)	$(536,419)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 14                  EMPLOYEE BENEFITS (CONTINUED):

	2013	2012	2011

Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$3,136,277	$2,888,390	$2,602,865
Unfunded pension benefit obligation under ASC 325-960	(1,382,619)	(3,696,893)	(3,139,284)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(1,485,455)	$(3,814,965)	$(3,272,592)
Prior service cost	102,836	118,072	133,308
Net obligation at transition	-	-	-
Amount recognized	(1,382,619)	(3,696,893)	(3,139,284)
Deferred Taxes	470,090	1,256,944	1,067,357
Amount recognized in accumulated
comprehensive income	$(912,529)	$(2,439,949)	$(2,071,927)

(Accrued) Prepaid benefit detail
Benefit obligation	$(7,933,568)	$(8,931,940)	$(7,296,932)
Fair value of assets	9,687,226	8,123,437	6,760,513
Unrecognized net actuarial loss	1,485,455	3,814,965	3,272,592
Unrecognized transition obligation
Unrecognized prior service cost	(102,836)	(118,072)	(133,308)
Prepaid (accrued) benefits	$3,136,277	$2,888,390	$2,602,865

Components of net periodic benefit cost
Service cost	$599,933	$518,634	$445,422
Interest cost	350,314	327,924	321,515
Expected return on plan assets	(636,081)	(540,069)	(504,436)
Amortization of prior service cost	(15,236)	(15,236)	(7,777)
Amortization of transition obligation
Recognized net actuarial (gain) loss	203,183	173,222	63,845
Net periodic benefit cost	$502,113	$464,475	$318,569

Additional disclosure information
Accumulated benefit obligation	$5,474,048	$6,214,325	$5,182,301
Vested benefit obligation	$5,388,808	$6,087,194	$4,924,537
Discount rate used for net pension cost	4.00%	4.50%	5.50%
Discount rate used for disclosure	5.00%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%
Average remaining service (years)	14	14	15

Funding Policy

It is the Bank’s policy to contribute at least the annual pension cost each year as determined by the plan administrator. In some years the Bank will contribute additional amounts up to the maximum tax deductible amount depending on a variety of factors including liquidity and expected return on plan assets.  Based on current information, the 2014 contribution will be $1,500,000 and pension cost for 2014 will be approximately $201,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Asset Allocation

The following table provides the pension plan’s asset allocation as of December 31:

	2013	2012
Mutual funds - equity	62%	62%
Mutual funds –fixed income	38%	38%
Cash and equivalents	0%	0%

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

Estimated Future Benefit Payments

2014	$768,279
2015	110,416
2016	134,820
2017	59,750
2018	1,225,125
2019-2023	4,678,165
$6,976,555

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $360,000 in 2013, $270,000 in 2012, and $360,000 in 2011 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 176,485 and 166,585 at December 31, 2013 and 2012, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 14                  EMPLOYEE BENEFITS (CONTINUED):

401K Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise.  The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the bank is 100% after two years of service.  Contributions under the plan amounted to $183,468, $165,724 and $153,252 in 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $90,000 in 2013, $85,000 in 2012 and $60,000 in 2011.

NOTE 15                  CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $1,512,428 and $878,223 at December 31, 2013 and 2012, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include land development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 88% of the loan portfolio is secured by real estate.

NOTE 16                  COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.  As of the balance sheet dates, the Company had the following commitments outstanding:

	2013	2012
Commitments to loan money	$103,782,380	$100,721,250
Standby letters of credit	985,331	1,216,216

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 16                  COMMITMENTS (CONTINUED):

The Bank leases three of its branch offices and both of its loan production offices on long term lease arrangements which had initial terms of either three, five or ten years. Lease expense was $121,025, $95,558 and $85,430 for 2013, 2012 and 2011, respectively.  As of December 31, 2013, the required lease payments for the next five years are as follows:

2014	$97,772
2015	77,604
2016	32,940
2017	13,620
Thereafter	-

NOTE 17	ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

	2013	2012

Notional amount	$91,223	$91,223
Fair market value of contracts	30,741	15,134

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 18                  TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:
	2013	2012

Total loans, beginning of year	$7,299,706	$8,195,678
New loans	6,127,927	5,382,676
Relationship Change	702,135	-
Repayments	(6,343,710)	(6,278,648)
Total loans, end of year	$7,786,058	$7,299,706

NOTE 19                  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank.  The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2014, approximately $7,003,000 was available for dividend distribution without permission of the Board of Governors.  Dividends paid by the Bank to the Company totaled $1,550,000 in 2013, $1,100,000 in 2012 and $930,000 in 2011.

NOTE 20                  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

ASC 825 “Financial Instruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	2013		2012
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets (in thousands)
Loans	$512,250	$478,453	$488,164	$465,819

Financial Liabilities
Time deposits	197,729	196,004	203,539	201,518
Long-term debt	12,613	11,500	39,551	37,714

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
December 31, 2013 and 2012

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

Impaired Loans: ASC 310 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are initially measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 310.

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of December 31, 2013 significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$10,239	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,628	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 21                        FAIR VALUE MEASUREMENTS (CONTINUED):

Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)

December 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$29,065	$-	$29,065	$-
Mortgage-backed obligations of federal agencies	1,201	-	1,201	-
Investment securities available for sale	30,266	-	30,266	-

Total assets at fair value	$30,266	$-	$30,266	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$31	$-	$31	$-
December 31, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$7,031	$-	$7,031	$-
Mortgage-backed obligations of federal agencies	1,647	-	1,647	-
Investment securities available for sale	8,678	-	8,678	-

Total assets at fair value	$8,678	$-	$8,678	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

December 31, 2013	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	2,628	-	-	2,628
		-	-
Construction/Land Development	8,156	-	-	8,156
Farmland	-	-	-	-
Real Estate	991	-	-	991
Multi-Family	-	-	-	-
Commercial Real Estate	836	-	-	836
Home Equity – closed end	163	-	-	163
Home Equity – open end	91	-	-	91
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	10,239	-	-	10,239

Total assets at fair value	$12,867	-	$-	12,867

Total liabilities at fair value	$-	$-	$-	$-

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 21                  FAIR VALUE MEASUREMENTS, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.
December 31, 2012	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	2,884	-	-	2,884
		-	-
Construction/Land Development	9,100	-	-	9,100
Farmland	-	-	-	-
Real Estate	756	-	-	756
Multi-Family	-	-	-	-
Commercial Real Estate	1,422	-	-	1,422
Home Equity – closed end	298	-	-	298
Home Equity – open end	171	-	-	171
Commercial & Industrial – Non-Real Estate	431	-	-	431
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	12,180	-	-	12,180

Total assets at fair value	$15,064	-	$-	15,064

Total liabilities at fair value	$-	$-	$-	$-

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below.  Management believes, as of December 31, 2013, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Reserve Bank Report of Examination (which was as of May 13, 2013), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 22                  REGULATORY MATTERS (CONTINUED):

The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2013	2012	2011	Capitalized	Capitalized
Tier1 capital:
Common stock	$12,559	$12,498	$12,464
Retained earnings	42,089	38,927	35,553
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	-	-	-
Total Tier 1 Capital	$51,978	$48,755	$45,347
Tier 2 capital:
Qualifying subordinated debt	$8,487	$9,284	$10,000
Allowance for loan losses	5,389	5,716	5,401
Unrealized gains on AFS equity securities	-	-	-
Total risked based capital	$65,854	$63,755	$60,748
Risk-weighted assets	$428,349	$456,066	$431,095
Capital ratios:
Total risk-based ratio	15.37%	13.98%	14.09%	8.00%	10.00%
Tier 1 risk-based ratio	12.13%	10.69%	10.52%	4.00%	6.00%
Total assets leverage ratio	9.37%	8.29%	8.03%	3.00%	5.00%

The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2013	2012	2011	Capitalized	Capitalized
Tier1 capital:
Common stock	$500	$500	$500
Capital surplus	18,971	18,971	18,971
Retained earnings	35,361	32,310	28,358
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	-	-	-
Total Tier 1 Capital	$52,162	$49,111	$45,159
Tier 2 capital:
Qualifying subordinated debt	$8,487	$9,284	$10,000
Allowance for loan losses	5,384	5,716	5,396
Unrealized gains on AFS securities	-	-	-
Total risked based capital	$66,033	$64,111	$60,555
Risk-weighted assets	$427,957	$454,804	$430,728
Capital ratios:
Total risk-based ratio	15.43%	14.10%	14.06%	8.00%	10.00%
Tier 1 risk-based ratio	12.19%	10.80%	10.48%	4.00%	6.00%
Total assets leverage ratio	9.41%	8.36%	8.00%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 23                  INTANGIBLES:

Goodwill associated with the purchase of the Edinburg and Woodstock branches and VBS Mortgage totaled $2,638,677 and $30,840, respectively, at the acquisition date.

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

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2013 and 2012

	2013	2012

Assets
Cash and cash equivalents	$77,952	$144,136
Investment in subsidiaries	54,325,282	49,740,095
Securities available for sale	-	-
Limited partnership investments	-	1,065,165
Deferred income taxes	-	-
Other assets	8,700	8,503
Total Assets	$54,411,934	$50,957,899

Liabilities
Long term debt	$-	$-
Accrued interest payable	-	-
Other liabilities	160	35,582
Deferred income taxes	103,198	122,540
Due to subsidiaries	-	174,170
Demand obligations for low income housing investment	167,341	1,241,647
Total Liabilities	$270,699	$1,573,939

Stockholders’ Equity
Common stock par value $5 per share, 6,000,000
shares authorized, 2,611,735 and 2,499,544 shares issued
and outstanding for 2013 and 2012, respectively	$12,558,675	$12,497,720
Retained earnings	42,089,165	38,926,779
Noncontrolling interest	418,228	362,131
Accumulated other comprehensive income (loss)	(924,833)	(2,402,670)
Total Stockholders' Equity	54,141,235	49,383,960
Total Liabilities and Stockholders' Equity	$54,411,934	$50,957,899

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Net Income and Retained Earnings
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Dividends from affiliate	$1,550,000	$1,100,000	$930,000
Investment income	-	-	-
Dividend income	-	-	56,742
Interest Income	5	17	31
Other than temporary impairment losses	-	-	-
Security gains (losses)	-	-	467,483
Other income	-	350
Net limited partnership income (loss)	90,863	11,930	(23,869)
Total Income	1,640,868	1,112,297	1,430,387

Expenses
Interest expense	-	-	142,317
Administrative expenses	60,209	185,834	277,356
Total Expenses	60,209	185,834	419,673

Net income before income tax expense (benefit)
and undistributed subsidiary net income	1,580,659	926,463	1,010,714

Income Tax Expense (Benefit)	(83,880)	(22,500)	396,163

Income before undistributed subsidiary
net income	1,664,539	948,963	614,551

Undistributed subsidiary net income	3,051,254	3,952,121	4,073,640

Net Income	$4,715,793	$4,901,084	$4,688,191

Retained earnings, beginning of year	$38,926,779	$35,552,092	$30,837,090
Adoption of FAS 106
Stock issuance	152,474	71,276	1,545,175
Stock repurchase	-	-	-
Prior year prepaid pension adjustment	-	-	(52,093)
Dividends on common stock	(1,705,881)	(1,597,673)	(1,466,271)
Retained Earnings, End of Year	$42,089,165	$38,926,779	$35,552,092

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Cash Flows from Operating Activities
Net income	$4,715,793	$4,901,084	$4,688,191
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(3,051,254)	(3,952,121)	(4,073,640)
Loss on sale of securities	-	-	(467,483)
Deferred tax (benefit) expense	8,577	(18,567)	(460,289)
Decrease (increase) in other assets	(174,367)	201,537	1,207,414
Increase (decrease) in other liabilities	(1,109,728)	992,626	(273,391)
Net change in deferred tax credits	(27,918)	(15,727)	23,145
Amortization of limited partnership investments	65,165	65,164	98,497
Net Cash Provided by Operating Activities	$426,268	$2,173,996	$742,444

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$-	$-	$2,466,223
Change in loans receivable	1,000,000	-	-
Purchase of securities available for sale	-	(1,000,000)	(38,245)
Net Cash Provided by (Used in) Investing Activities	$1,000,000	$(1,000,000)	$2,427,978

Cash Flows from Financing Activities
Payments on long-term debt	$-	$-	$(3,999,750)
Change in short term debt	-	-	-
Payments to repurchase common stock	-	-	-
Proceeds from issuance of common stock	213,429	105,416	2,478,325
Dividends paid in cash	(1,705,881)	(1,597,673)	(1,466,271)
Net Cash Used in Financing Activities	(1,492,452)	(1,492,257)	(2,987,696)

Net Increase (decreases) in Cash and Cash Equivalents	(66,184)	(318,261)	182,726

Cash and Cash Equivalents, Beginning of Year	$144,136	$462,397	$279,671
Cash and Cash Equivalents, End of Year	$77,952	$144,136	$462,397

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 26                   INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2013 and 2012, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents	$490,225	$547,630
Interest bearing deposits with banks	-	-
Loans Receivable	871,674	532,712
Property and equipment, net	53,903	47,473
Other Assets	187,356	427,439
Total Assets	$1,603,158	$1,555,254

Liabilities
Other liabilities	$209,065	$348,150
Total Liabilities	$209,065	$348,150

Equity
Capital	$219,634	$219,634
Retained earnings	1,174,459	987,470
Total Equity	$1,394,093	$1,207,104
Total Liabilities and Equity	$1,603,158	$1,555,254

Statements of Income
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Mortgage origination income	$2,528,108	$2,378,023	$1,635,487
Other Income	42,092	40,022	16,237
Total Income	2,570,200	2,418,045	1,651,724

Expenses

Salaries and employee benefits	$1,461,797	$1,254,735	$880,698
Occupancy and equipment expense	164,717	157,514	125,469
Management and professional fees	301,558	268,337	258,608
Other	284,845	250,902	181,866
Total Expenses	2,212,917	1,931,488	1,446,641

Net income(loss)	$357,283	$486,557	$205,083

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F&M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

                                   /s/ Elliott Davis, LLC

Richmond, Virginia
March 28, 2014

Elliott Davis LLC | elliottdavis.com

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on its evaluation, management concluded that, as of December 31, 2013, F&M’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders to be held May 10, 2014 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and “Executive Compensation” and from Item 5 of this 10-K.

Item 13.  Certain Relationships and Related Transactions, and Directors Independence

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

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 33 thru 67:

Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Income - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013,   2012 and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K:

Exhibit No.

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
4.1
Form of Subordinated Note.  The Company agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Item 601(b)(4)(iii) of Regulation S-K.

10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank.
23.1	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at www.fmbankva.com .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp.
(Registrant)

By: /s/ Dean W. Withers	March 28, 2013
Dean W. Withers	Date
Director, President and Chief Executive Officer

By: /s/ Carrie A. Comer	March 28, 2013
Carrie A. Comer	Date
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 28, 2013
Larry A. Caplinger

/s/ Thomas L. Cline	Director, Chairman	March 28, 2013
Thomas L. Cline

/s/ John N. Crist	Director	March 28, 2013
John N. Crist

/s/ Ellen R. Fitzwater	Director	March 28, 2013
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 28, 2013
Daniel J. Harshman

	Director	March 28, 2013
Richard S. Myers

/s/ Michael W. Pugh	Director	March 28, 2013
Michael W. Pugh

	Director	March 28, 2013
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 28, 2013
Ronald E. Wampler

Exhibit Index:

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
4.1
Form of Subordinated Note.  The Company agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Item 601(b)(4)(iii) of Regulation S-K.

10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank.
23.1	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).