Form 10-Q
period 2014-03-31
F&M BANK CORP
filed 2014-05-14
CIK 740806

Financial Statements

F & M Bank Corp.

March 31, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstandning at May 14, 2014
Common Stock, par value - $5	3,287,528 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
Interest income	2014	2013
Interest and fees on loans held for investment	$6,226	$6,056
Interest and fees on loans held for sale	15	489
Interest on federal funds sold	12	10
Interest on interest bearing deposits	-	1
Interest on debt securities	38	43
Total interest income	6,291	6,599

Interest expense
Interest on demand deposits	167	189
Interest on savings accounts	28	50
Interest on time deposits over $100,000	158	207
Interest on other time deposits	304	427
Total interest on deposits	657	873
Interest on short-term debt	2	17
Interest on long-term debt	291	388
Total interest expense	950	1,278

Net interest income	5,341	5,321

Provision for loan losses	750	900
Net interest income after provision for loan losses	4,591	4,421

Noninterest income
Service charges	257	261
Insurance and other commissions	22	183
Other	381	324
Income on bank owned life insurance	116	126
Total noninterest income	776	894

Noninterest expense
Salaries	1,655	1,566
Employee benefits	520	576
Occupancy expense	160	160
Equipment expense	144	135
FDIC insurance assessment	180	202
Other	1,079	964
Total noninterest expense	3,738	3,603

Income before income taxes	1,629	1,712
Income tax expense	476	468
Consolidated net income	1,153	1,244
Net income - Noncontrolling interest (income) loss	30	(28)
Net Income – F & M Bank Corp	$1,183	$1,216

Per share data
Net income (basic and dilutive)	$.46	$.49
Cash dividends	$.17	$.17
Weighted average shares outstanding	2,598,639	2,500,473

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Income:
Net Income – F & M Bank Corp	$1,183	$1,216
Net Income (loss) attributable to noncontrolling interest	(30)	28
Total Net Income:	1,153	1,244

Unrealized holding gains (losses) on available-for-sale securities:	18	(21)
Tax Expense (benefit)	6	(7)
Unrealized holding gain (loss), net of tax	12	(14)
Total other comprehensive income (loss)	12	(14)

Comprehensive income	$1,165	$1,230

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,189	$5,835
Money market funds	842	708
Federal funds sold	27,988	2
Cash and cash equivalents	36,019	6,545
Securities:
Held to maturity – fair value of $106 in 2014 and 2013	106	106
Available for sale	11,241	30,266
Other investments	8,044	8,114
Loans held for sale	5,578	3,804
Loans held for investment	486,327	478,453
Less allowance for loan losses	(8,009)	(8,184)
Net loans held for investment	478,318	470,269

Other real estate owned	2,437	2,628
Bank premises and equipment, net	6,514	6,525
Interest receivable	1,513	1,498
Goodwill	2,670	2,670
Bank owned life insurance	12,236	12,122
Other assets	8,468	8,241
Total assets	$573,144	$552,788

Liabilities
Deposits:
Noninterest bearing	$100,084	$92,397
Interest bearing:
Demand	94,117	92,562
Money market accounts	25,560	24,894
Savings	58,280	58,292
Time deposits over $100,000	69,340	69,674
All other time deposits	124,163	126,330
Total deposits	471,544	464,149

Short-term debt	3,697	3,423
Accrued liabilities	9,344	9,384
Subordinated debt	10,191	10,191
Long-term debt	11,500	11,500
Total liabilities	506,276	498,647

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
3,287,470 and 2,511,735 shares issued and outstanding
in 2014 and 2013, respectively	16,437	12,559
Retained earnings	50,993	42,089
Noncontrolling interest	351	418
Accumulated other comprehensive loss	(913)	(925)
Total stockholders’ equity	66,868	54,141
Total liabilities and stockholders’ equity	$573,144	$552,788

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$1,183	$1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148	150
Amortization of security premiums, net	24	9
Loans held for sale originated	(7,222)	(21,708)
Sale of loans held for sale originated	8,629	28,623
Provision for loan losses	750	900
(Increase) Decrease in interest receivable	(15)	(4)
(Increase) Decrease in other assets	(356)	38
Increase (decrease) in accrued expenses	55	(363)
Amortization of limited partnership investments	152	150
Income from life insurance investment	(116)	(126)
Gain on Other Real Estate Owned	(1)	-
Net adjustments	2 048	7,669
Net cash provided by operating activities	3,231	8,885

Cash flows from investing activities
Purchase of investments available for sale	(4,108)	(4,002)
Proceeds from maturity of investments available for sale	23,009	3,539
Net (increase) decrease in loans held for investment	(9,009)	(934)
Net (increase) decrease in loans held for sale participations	(3,181)	49,161
Proceeds from the sale of other real estate owned	401	331
Purchase of property and equipment	(137)	(88)
Net cash provided by investing activities	6,975	48,007

Cash flows from financing activities
Net change in demand and savings deposits	9,895	5,792
Net change in time deposits	(2,500)	(609)
Net change in short-term debt	274	(31,425)
Cash dividends paid	(427)	(425)
Proceeds from issuance of common stock	12,026	26
Repayment of long-term debt	-	(5,429)
Net cash provided by (used in) financing activities	19,268	(32,070)

Net Increase in Cash and Cash Equivalents	29,474	24,822
Cash and cash equivalents, beginning of period	6,545	8,997
Cash and cash equivalents, end of period	$36,019	$33,819
Supplemental disclosure
Cash paid for:
Interest expense	$981	$1,237
Income taxes	-	-
Transfers from loans to Other Real Estate Owned	397	216
Noncash exchange of other real estate owned	(188)	-

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$54,141	$49,384

Comprehensive income
Net income – F & M Bank Corp	1,183	1,216
Net income attributable to noncontrolling interest	(30)	28
Net change in unrealized appreciation on securities available for sale, net of taxes	12	(14)
Total comprehensive income	1,165	1,230

Minority Interest Capital Distributions	(37)	(51)
Issuance of common stock	12,026	26
Dividends declared	(427)	(425)
Balance, end of period	$66,868	$50,164

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.    Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014 and the results of operations for the quarters ended March 31, 2014 and 2013.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2013 annual report to shareholders of F & M Bank Corp.

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

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at March 31, 2014 and December 31, 2013 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at March 31, 2014 and December 31, 2013 are as follows:

	2014		2013
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$106	$106	$106	$106
Total	$106	$106	$106	$106

	March 31, 2014
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$10,080	$19	$24	$10,075
Mortgage-backed securities	1,161	5	-	1,166
Total	$11,241	$24	$24	$11,241

	December 31, 2013
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$29,076	$11	$22	$29,065
Mortgage-backed securities	1,209	-	8	1,201
Total	$30,285	$11	$30	$30,266

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.    Investment Securities, continued

The amortized cost and fair value of securities at March 31, 2014, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$106	$106	$2,002	$1,999
Due after one year through five years	-	-	8,078	8,076
Due after five years	-	-	1,161	1,166
Total	$106	$106	$11,241	$11,241

There were no gains and losses on sales of securities in the first quarter of 2014 or 2013.  There were also no securities with an Other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014
Government sponsored Enterprises	$5,985	$(24)	$-	$-	$5,985	$(24)
Total	$5,985	$(24)	$-	$-	$5,985	$(24)

December 31, 2013
Government sponsored Enterprises	$4,984	$(22)	$-	$-	$4,984	$(22)
Mortgage backed obligations	1,191	(8)	-	-	1,191	(8)
Total	$6,175	$(30)	$-	$-	$6,175	$(30)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2013.  This decrease is due to FHLB stock repurchases during the first quarter which were partially offset with an increase in the Federal Reserve Bank Stock holding requirement.

	2014	2013
Construction/Land Development	$70,648	$68,512
Farmland	12,532	13,197
Real Estate	155,774	154,628
Multi-Family	11,693	11,797
Commercial Real Estate	116,583	113,415
Home Equity – closed end	9,451	10,228
Home Equity – open end	47,187	47,358
Commercial & Industrial – Non-Real Estate	25,953	25,903
Consumer	8,847	10,163
Dealer Finance	25,253	20,572
Credit Cards	2,406	2,680
Total	$486,327	$478,453

Loans outstanding at March 31, 2014 and December 31, 2013 are summarized as follows:

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.    Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
March 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$6,898	$6,898	$-	$5,781	$29
Farmland	1,457	1,457	-	1,470	12
Real Estate	48	48	-	394	1
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,457	1,457	-	799	23
Home Equity – closed end	308	308	-	283	6
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	279	279	-	116	4
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	10,447	10,447		8,865	75

Impaired loans with a valuation allowance
Construction/Land Development	11,408	10,738	1,604	10,510	55
Farmland	-	-	-	-	-
Real Estate	1,036	1,036	157	901	7
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,047	1,047	214	1,168	2
Home Equity – closed end	180	180	22	340	8
Home Equity – open end	100	100	12	90	-
Commercial & Industrial – Non-Real Estate	-	-	-	141	-
Consumer	-	-	-	1	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	13,771	13,101	2,009	13,151	72

Total impaired loans	$24,218	$23,548	$2,009	$20,014	$147

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.    Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,960	$4,543	$-	$5,750	$153
Farmland	1,459	1,459	-	1,475	67
Real Estate	49	49	-	529	3
Multi-Family	-	-	-	-	-
Commercial Real Estate	851	851	-	616	56
Home Equity – closed end	308	308	-	284	25
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	242	242	-	64	12
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	6,869	7,452		8,738	316

Impaired loans with a valuation allowance
Construction/Land Development	8,291	9,716	1,560	10,855	175
Farmland	-	-	-	-	-
Real Estate	1,145	1,145	154	966	48
Multi-Family	-	-	-	-	-
Commercial Real Estate	818	1,118	282	1,171	4
Home Equity – closed end	180	180	17	409	3
Home Equity – open end	100	100	9	93	5
Commercial & Industrial – Non-Real Estate	-	-	-	141	-
Consumer	2	2	-	1	1
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	10,536	12,261	2,022	13,636	236

Total impaired loans	$17,405	$19,713	$2,022	$22,374	$552

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses

A summary of the allowance for loan losses follows:

March 31, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$671	$12	$557	$3,905	48.76%	$1,604	$2,301
Farmland	(2)	-	-	-	(2)	(.03%)	-	(2)
Real Estate	400	-	-	(22)	378	4.72%	157	221
Multi-Family	-	-	-	-	-		-	-
Commercial Real Estate	777	-	11	(81)	707	8.82%	214	493
Home Equity – closed end	157	-	-	(10)	147	1.84%	22	125
Home Equity – open end	476	29	-	18	465	5.81%	12	453
Commercial & Industrial – Non-Real Estate	1,464	242	17	187	1,426	17.80%	-	1,426
Consumer	156	30	5	(3)	128	1.60%	-	128
Dealer Finance	628	-	-	121	749	9.36%	-	749
Credit Cards	121	14	16	(17)	106	1.32%	-	106
Unallocated	-	-	-	-	-	-	-	-
Total	$8,184	$986	$61	$750	$8,009	100%	$2,009	$6,000

December 31, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$2,127	$40	$3,323	$4,007	48.96%	$1,560	$2,447
Farmland	(2)	-	-	-	(2)	(.03%)	-	(2)
Real Estate	924	173	-	(351)	400	4.89%	154	246
Multi-Family	(37)	-	-	37	-	-	-	-
Commercial Real Estate	1,113	201	42	(177)	777	9.49%	282	495
Home Equity – closed end	360	159	-	(44)	157	1.92%	17	140
Home Equity – open end	659	68	29	(144)	476	5.82%	9	467
Commercial & Industrial – Non-Real Estate	2,113	986	127	210	1,464	17.89%	-	1,464
Consumer	51	173	14	264	156	1.91%	-	156
Dealer Finance	72	17	-	573	628	7.68%	-	628
Credit Cards	130	121	28	84	121	1.48%	-	121
Unallocated	-	-	-	-	-	-	-	-
Total	$8,154	$4,025	$280	$3,775	$8,184	100%	$2,022	$6,162

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

March 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$70,648	$18,306	$52,342
Farmland	12,532	1,457	11,075
Real Estate	155,774	1,084	154,690
Multi-Family	11,693	-	11,693
Commercial Real Estate	116,583	2,504	114,079
Home Equity – closed end	9,451	488	8,963
Home Equity –open end	47,187	100	47,087
Commercial & Industrial – Non-Real Estate	25,953	279	25,674
Consumer	8,847	-	8,847
Dealer Finance	25,253	-	25,253
Credit Cards	2,406	-	2,406
	$486,327	$24,218	$462,108
Total

December 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,512	$14,259	$54,253
Farmland	13,197	1,459	11,738
Real Estate	154,628	1,194	153,434
Multi-Family	11,797	-	11,797
Commercial Real Estate	113,415	1,969	111,446
Home Equity – closed end	10,228	488	9,740
Home Equity –open end	47,358	100	47,258
Commercial & Industrial – Non-Real Estate	25,903	242	25,661
Consumer	10,163	2	10,161
Dealer Finance	20,572		20,572
Credit Cards	2,680	-	2,680
	$478,453	$19,713	$458,740
Total

Aging of Past Due Loans Receivable (in thousands) as of March 31, 2014

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
March 31, 2014
Construction/Land Development	$1,073	$2,374	$-	$7,935	$11,382	$59,266	$70,648
Farmland	98	-	-	-	98	12,434	12,532
Real Estate	4,337	646	-	1,291	6,274	149,500	155,774
Multi-Family	-	-	-	-	-	11,693	11,693
Commercial Real Estate	2,268	-	-	1,287	3,555	113,028	116,583
Home Equity – closed end	18	-	-	171	189	9,262	9,451
Home Equity – open end	609	25	10	119	763	46,424	47,187
Commercial & Industrial – Non- Real Estate	1,412	14	-	176	1,602	24,351	25,953
Consumer	153	54	4	-	211	8,636	8,847
Dealer Finance	304	78	58	-	440	24,813	25,253
Credit Cards	6	3	7	-	16	2,390	2,406
Total	$10,278	$3,194	$79	$10,979	$24,530	$461,797	$486,327

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2013

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF MARCH 31, 2014
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$-	$5,734	$25,374	$11,206	$1,257	$27,077	$-	$70,648
Farmland	68	-	1,358	4,103	5,449	-	1,554	-	12,532
Real Estate	-	555	68,256	52,815	19,864	6,066	8,218	-	155,774
Multi-Family	-	649	4,382	2,041	4,621		-	-	11,693
Commercial Real Estate	-	1,554	23,899	56,142	20,577	12,241	2,170	-	116,583
Home Equity – closed end	-	-	4,483	3,064	1,418	246	240	-	9,451
Home Equity – open end	-	1,574	12,861	26,189	5,756	306	501	-	47,187
Commercial & Industrial (Non-Real Estate)	777	120	4,272	15,165	2,936	2,454	229	-	25,953
Total	$845	$4,452	$125,245	$184,893	$71,827	$22,570	$39,989	$-	$449,821

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,399	$34,038
Non performing	7	62
Total	$2,406	$34,100

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

Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $1,500,000 to the plan in the first quarter of 2014 and does not anticipate additional contributions for the 2014 plan year.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013

Service cost	$125,257	$149,983
Interest cost	94,427	87,578
Expected return on plan assets	(174,563)	(159,020)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	(3,809)	(3,809)
Amortization of net loss	9,028	50,796
Net periodic pension cost	$50,340	$125,528

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of March 31, 2014 and December 31, 2013 and significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,762	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,437	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$10,239	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,628	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2014	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$10,075	$-	$10,075	$-
Mortgage-backed obligations of federal agencies	1,166	-	1,166	-
Investment securities available for sale	$11,241	$-	$11,241	$-

Total assets at fair value	$11,241	$-	$11,241	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$30	$-	$30	$-

December 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$29,065	$-	$29,065	$-
Mortgage-backed obligations of federal agencies	1,201	-	1,201	-
Investment securities available for sale	30,266	-	30,266	-

Total assets at fair value	$30,266	$-	$30,266	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$31	$-	$31	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.  The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

March 31, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,437	-	-	$2,437
		-	-
Construction/Land Development	9,804	-	-	9,804
Farmland	-	-	-	-
Real Estate	879	-	-	879
Multi-Family	-	-	-	-
Commercial Real Estate	834	-	-	834
Home Equity – closed end	158	-	-	158
Home Equity – open end	87	-	-	87
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	11,762	-	-	11,762

Total assets at fair value	$14,199	$-	$-	$14,199

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2013	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,628	-	-	$2,628
		-	-
Construction/Land Development	8,156	-	-	8,156
Farmland	-	-	-	-
Real Estate	991	-	-	991
Multi-Family	-	-	-	-
Commercial Real Estate	836	-	-	836
Home Equity – closed end	163	-	-	163
Home Equity – open end	91	-	-	91
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	10,239	-	-	10,239

Total assets at fair value	$12,867	-	$-	12,867

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 7.    Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	March 31, 2014		December 31, 2013
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans	$519,034	$487,327	$512,250	$478,453

Financial Liabilities
Time deposits	$210,592	$193,503	197,729	196,004
Long-term debt	$12,609	$11,500	12,613	11,500

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

During the three months ended March 31, 2014, there were no loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

During the twelve months ended March 31, 2014, twelve loans (four borrowers) that had previously been restructured, were in default.  A restructured loan is considered in default when it becomes 90 days past due.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.   Troubled Debt Restructuring, continued

	March 31, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	6	$2,328	$2,328
Real Estate	3	600	600
Home Equity	2	280	280
Credit Cards		-	-
Consumer		-	-
Total		$3,208	$3,208

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its nine branch offices as well as its loan production offices located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers) and in Fishersville, VA.  TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock, VA.

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

Overview

Net income for the three months ended March 31, 2014 was $1,183,000 or $.46 per share, compared to $1,216,000 or $.49 in the same period in 2013, a decrease of 2.71%. During the three months ended March 31, 2014, noninterest income decreased 13.20% and noninterest expense increased 3.75% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2014	2013

Net Income from Bank Operations	$1,136	$1,207
Income or (loss) from Parent Company Activities	47	9
Net Income for the three months ended March 31	$1,183	$1,216

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 32, the 2014 year to date tax equivalent net interest income increased $15,000 or .28% compared to the same period in 2013.  The tax equivalent adjustment to net interest income totaled $20,000 for the quarter.  The yield on earning assets decreased .04%, while the cost of funds decreased .24% compared to the same period in 2013.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.16%, an increase of .18% when compared to the same period in 2013.  A schedule of the net interest margin for the three month periods ended March 31, 2014 and 2013 can be found in Table I on page 32.

The Interest Sensitivity Analysis contained in Table II on page 33 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 47.45% of rate sensitive assets and 40.27% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income decreased $118,000 or 13.20% for the three month period ended March 31, 2014.  The decrease is primarily due to a decrease in insurance and other commissions due to VBS Mortgage loss in 2014.

Noninterest expense increased $135,000 for the three month period ended March 31, 2014 as compared to 2013. Expense increased in the areas of data processing, legal and professional, supplies, travel and ATM expenses.  As stated in the most recently available (December 31, 2013) Bank Holding Company Performance Report, the Company’s and peer’s (Holding Companies with Consolidated Assets of $500 million to $1billion) noninterest expenses averaged 2.60% and 2.92% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased since year end due to the maturity of a short term investment held at year end.

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

As of March 31, 2014, the market value of securities available for sale remained relative flat compared to their cost. The portfolio is made up of primarily agency securities with an average portfolio life of just over one year. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $1,999,000 of securities scheduled to mature in 2014.  The Bank held a short term security at year end which matured resulting in the decrease balance at March 31, 2014.

In reviewing investments as of March 31, 2104, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $486,327,000 increased $7.9 million at March 31, 2014 compared to December 31, 2013.  The dealer finance portfolio increased $4.7 million, commercial real estate increased $3.1 million and construction and land development loans increased $2.1 million.  These increases were offset by decreases in the home equity lending totaling $1.0 million and consumer loans totaling $1.3 million.

Loans Held for Sale totaled $5,578,000 at March 31, 2014, an increase of $1,774,000 compared to December 31, 2013.  Secondary market loan originations are typically subject to seasonal declines in the first quarter of each calendar year.  While in 2014 the portfolio has grown compared to December 31, 2013, the Company experienced a decline in this portfolio during 2013 due to the decline in the real estate refinancing market.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $11,058,000 at March 31, 2014 compared to $12,582,000 at December 31, 2013.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of March 31, 2014, the Company holds $2,437,000 of real estate which was acquired through foreclosure. This is a decrease of $191,000 compared to December 31, 2013.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2014	December 31, 2013

Nonaccrual Loans
Real Estate	$9,226	$9,963
Commercial	1,463	1,890
Home Equity	290	402
Other	-	-
	10,979	12,255

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	246
Commercial	-	4
Home Equity	10	61
Other	69	16
	79	327

Total Nonperforming loans	$11,058	$12,582

Nonperforming loans as a percentage of loans held for investment	2.27%	2.63%

Net Charge Offs to total loans held for investment	.19%	.78%

Allowance for loan and lease losses to nonperforming loans	72.43%	65.05%

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

In evaluating the portfolio, loans are segregated into loans with identified potential losses and pools of loans by type and a general allowance based on a variety of criteria.   Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as Troubled Debt Restructurings are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits including borrower cash flow, payment history, fair value of collateral, company management, the industry in which the borrower is involved and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.

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

The allowance for loan losses of $8,009,000 at March 31, 2014 is equal to 1.65% of loans held for investment. This compares to an allowance of $8,184,000 (1.71%) at December 31, 2013.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $750,000 in the first three months of 2014. Net charge-offs year to date totaled $925,000.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $7,395,000 since December 31, 2013.  Time deposits decreased $2,501,000 during this period while demand deposits and savings deposits increased $9,896,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $12.8 million in CDARS funding, which is an increase of $1.5 million over December 31, 2013.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of March 31, 2014 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,697,000 compared to $3,423,000 at December 31, 2013.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There were no scheduled repayments or additional borrowings through March 31, 2014.

In August 2009, the Company began issuing subordinated debt agreements with local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of March 31, 2014 and December 31, 2013 the balance outstanding was $10,191,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company successfully completed a private placement of common stock in March 2014.  In the private placement the Company sold 774,231 shares of common stock for net proceeds of $12 million.  The resulting increase in equity improved the Companies risked based capital and leverage ratios by 2.64% and 2.16%, respectively.  The Company intends to use the proceeds for general corporate purposes, including organic growth, new market expansion and possible future acquisitions.  The Company has filed a registration statement with respect to a potential public offering of up to $10 million of mandatorily convertible preferred stock.

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2014, the Company's total risk based capital and leverage ratios were 17.88% and 11.63%, respectively, increasing over year end from 15.37% and 9.37%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 17.47% and 11.29%, respectively, increasing over year end from 15.43% and 9.41%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  Liquidity increased significantly in the first quarter as a short term investments made at year end matured.  This along with the decrease in Loans Held for Sale during 2013 and the sale of common stock during the first quarter have all contributed to the liquidity.  The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure.  As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

As of March 31, 2014, the Company had a cumulative Gap Rate Sensitivity Ratio of 17.42% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 33.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects.  If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit).  If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance.  The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure.  The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014.  Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$482,444	$6,245	5.25%	$467,240	$6,238	5.41%
Loans held for sale	1,663	15	3.66%	42,362	330	3.16%
Federal funds sold	24,126	13	.22%	20,144	10	.20%
Interest bearing deposits	694	-	-	1,690	2	.48%
Investments
Taxable 3	13,302	38	1.13%	12,463	43	1.40%
Partially taxable	106	-	-	107	0	-
Total earning assets	$522,335	$6,311	4.90%	$544,006	$6,623	4.94%
Interest Expense
Demand deposits	119,567	167	.57%	122,253	189	.63%
Savings	56,211	28	.20%	49,942	50	.41%
Time deposits	198,932	462	.94%	204,426	634	1.26%
Short-term debt	3,540	2	.23%	13,679	17	.50%
Long-term debt	21,691	291	5.44%	42,929	388	3.67%
Total interest bearing liabilities	$399,941	$950	.96%	$433,229	$1,278	1.20%

Tax equivalent net interest income 1		$5,361			$5,345

Net interest margin			4.16%			3.98%

1  Interest income on loans includes loan fees.
2  Loans held for investment include nonaccrual loans.
3  An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4  Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

March 31, 2014
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$35,362	$26,014	$101,002	$1,752	$-	$164,130
Installment	3,783	987	22,166	7,164	-	34,100
Real estate loans for investments	103,538	43,890	130,813	7,450	-	285,691
Loans held for sale	5,578	-	-	-	-	5,578
Credit cards	2,406	-	-	-	-	2,406
Federal funds sold	27,988	-	-	-	-	27,988
Interest bearing bank deposits	842	-	-	-	-	842
Investment securities	1,999	106	4,090	5,152	-	11,347
Total	$181,496	$70,997	$258,071	$21,518	$-	$532,082

Sources of funds
Interest bearing demand deposits	$-	$31,604	$69,251	$18,823	$-	$119,678
Savings deposits	-	11,656	34,968	11,656	-	58,280
Certificates of deposit $100,000 and over	12,167	22,613	34,560	-	-	69,340
Other certificates of deposit	14,308	52,259	57,596	-	-	124,163
Short-term borrowings	3,697	-	-	-	-	3,697
Long-term borrowings	4,000	7,500	6,481	3,710	-	21,691
Total	$34,172	$125,632	$202,856	$34,189	$-	$396,849

Discrete Gap	$147,324	$(54,635)	$55,215	$(12,671)	$-	$135,233

Cumulative Gap	$147,324	$92,689	$147,904	$135,233	$135,233

Ratio of Cumulative Gap to Total Earning Assets	27.69%	17.42%	27.80%	25.42%	25.42%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2014.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is recorded , processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

.  As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Act), have concluded that the Company’s disclosure controls and procedures are effective for purposes of Rule 13(a)-15(b).

Changes in Internal Controls

. The findings of the internal auditor are presented to management of the Bank and to the Audit Committee of the Company.  During the period covered by this report, there were no changes to the internal controls over financial reporting of the Company that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II    Other Information

Item 1.    Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.    Risk Factors –

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds –

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.     Other Information

None

Item 6.     Exhibits

(a)   Exhibits

Exhibit No.	Description

10.1
Form of Securities Purchase Agreement, dated March 20, 2014, by and among   F & M Bank Corp. and the purchases thereto, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s current report on Form 8-K filed March 21, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 1Q-K for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

Date	By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

May 14, 2014

Exhibit Index:

Exhibit No.	Description

10.1
Form of Securities Purchase Agreement, dated March 20, 2014, by and among   F & M Bank Corp. and the purchases thereto, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s current report on Form 8-K filed March 21, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 1Q-K for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).