Form 10-Q
period 2014-06-30
F&M BANK CORP
filed 2014-08-06
CIK 740806

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.
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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, par value - $5	3,289,052 shares

F & M BANK CORP.

Index

		Page

Part I	Financial Information	3

Item 1.	Financial Statements

	Consolidated Statements of Income – Three Months
	Ended June 30, 2014 and 2013	3

	Consolidated Statements of Income – Six Months
	Ended June 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income – Six Months
	Ended June 30, 2014 and 2013	5

	Consolidated Balance Sheets – June 30, 2014
	and December 31, 2013	6

	Consolidated Statements of Cash Flows – Six Months
	Ended June 30, 2014 and 2013	7

	Consolidated Statements of Changes in Stockholders’
	Equity – Six Months Ended June 30, 2014 and 2013	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II	Other Information	37

Item 1.	Legal Proceedings	37

Item 1a.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2014	2013
Interest and fees on loans held for investment	$6,552	$6,387
Interest and fees on loans held for sale	49	54
Interest on federal funds sold	12	9
Interest on interest bearing deposits	-	1
Interest on debt securities	61	58
Total interest income	6,674	6,509

Interest expense
Interest on demand deposits	169	221
Interest on savings accounts	29	12
Interest on time deposits over $100,000	150	197
Interest on other time deposits	280	398
Total interest on deposits	628	828
Interest on short-term debt	2	2
Interest on long-term debt	289	398
Total interest expense	919	1,228

Net interest income	5,755	5,281

Provision for loan losses	750	1,125
Net interest income after provision for loan losses	5,005	4,156

Noninterest income
Service charges	254	277
Insurance and other commissions	154	286
Other	411	452
Income on bank owned life insurance	115	126
Total noninterest income	934	1,141

Noninterest expense
Salaries	1,692	1,622
Employee benefits	457	534
Occupancy expense	155	160
Equipment expense	138	135
FDIC insurance assessment	180	164
Other	1,179	950
Total noninterest expense	3,801	3,565

Income before income taxes	2,138	1,732
Income tax expense	642	552
Consolidated net income	1,496	1,180
Net income - Noncontrolling interest (income) loss	(12)	(47)
Net Income – F & M Bank Corp	$1,484	$1,133

Per share data
Net income (basic and dilutive)	$.45	$.45
Cash dividends	$.17	$.17
Weighted average shares outstanding	3,288,277	2,501,956

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2014	2013
Interest and fees on loans held for investment	$12,778	$12,443
Interest and fees on loans held for sale	64	543
Interest on federal funds sold	24	19
Interest on interest bearing deposits	-	2
Interest on debt securities	99	101
Total interest income	12,965	13,108

Interest expense
Interest on demand deposits	336	410
Interest on savings accounts	57	62
Interest on time deposits over $100,000	308	404
Interest on other time deposits	584	825
Total interest on deposits	1,285	1,701
Interest on short-term debt	4	19
Interest on long-term debt	580	786
Total interest expense	1,869	2,506

Net interest income	11,096	10,602

Provision for loan losses	1,500	2,025
Net interest income after provision for loan losses	9,596	8,577

Noninterest income
Service charges	511	538
Insurance and other commissions	176	469
Other	792	776
Income on bank owned life insurance	231	252
Total noninterest income	1,710	2,035

Noninterest expense
Salaries	3,347	3,188
Employee benefits	977	1,110
Occupancy expense	315	320
Equipment expense	282	270
FDIC insurance assessment	360	366
Other	2,258	1,914
Total noninterest expense	7,539	7,168

Income before income taxes	3,767	3,444
Income tax expense	1,118	1,020
Consolidated net income	2,649	2,424
Net income - Noncontrolling interest (income) loss	18	(75)
Net Income – F & M Bank Corp	$2,667	$2,349

Per share data
Net income (basic and dilutive)	$.91	$.94
Cash dividends	$.34	$.34
Weighted average shares outstanding	2,945,363	2,501,218

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income:
Net Income – F & M Bank Corp	$2,667	$2,349	$1,484	$1,133
Net Income (loss) attributable to noncontrolling interest	(18)	75	12	47
	2,649	2,424	1,496	1,180

Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities	(5)	(112)	(23)	(91)
Tax effect	2	38	8	31
Unrealized holding gain (loss), net of tax	(3)	(74)	(15)	(60)
Total other comprehensive income (loss)	(3)	(74)	(15)	(60)

Comprehensive income	$2,646	$2,350	$1,481	$1,120

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,414	$5,835
Money market funds	935	708
Federal funds sold	3,337	2
Cash and cash equivalents	12,686	6,545
Securities:
Held to maturity – fair value of $100 in 2014 and $106 in 2013	100	106
Available for sale	11,313	30,266
Other investments	7,712	8,114
Loans held for sale	13,697	3,804
Loans held for investment	495,306	478,453
Less allowance for loan losses	(7,995)	(8,184)
Net loans held for investment	487,311	470,269

Other real estate owned	4,059	2,628
Bank premises and equipment, net	6,458	6,525
Interest receivable	1,524	1,498
Goodwill	2,670	2,670
Bank owned life insurance	12,349	12,122
Other assets	9.564	8,241
Total assets	$569,443	$552,788

Liabilities
Deposits:
Noninterest bearing	$103,465	$92,397
Interest bearing:
Demand	91,393	92,562
Money market accounts	24,766	24,894
Savings	58,892	58,292
Time deposits over $100,000	71,543	69,674
All other time deposits	122,191	126,330
Total deposits	472,250	464,149

Short-term debt	3,295	3,423
Accrued liabilities	8,390	9,384
Subordinated debt	10,191	10,191
Long-term debt	7,500	11,500
Total liabilities	501,626	498,647

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
3,288,974 and 2,511,735 shares issued and outstanding
in 2014 and 2013, respectively	16,445	12,559
Retained earnings	51,937	42,089
Noncontrolling interest	363	418
Accumulated other comprehensive loss	(928)	(925)
Total stockholders’ equity	67,817	54,141
Total liabilities and stockholders’ equity	$569,443	$552,788

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,667	$2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294	292
Amortization of security premiums, net	46	17
Loans held for sale originated	(22,636)	(46,599)
Sale of loans held for sale originated	21,114	53,855
Provision for loan losses	1,500	2,025
(Increase) Decrease in interest receivable	(26)	134
(Increase) Decrease in other assets	(1,795)	(416)
Increase (decrease) in accrued expenses	(572)	(814)
Amortization of limited partnership investments	304	294
Income from life insurance investment	(231)	(252)
Gain on Other Real Estate Owned	47	7
Net adjustments	(1,955)	8.543
Net cash provided by operating activities	712	10,892

Cash flows from investing activities
Purchase of investments available for sale	(8,275)	(6,067)
Proceeds from maturity of investments available for sale	27,276	7,901
Purchase of investments held to maturity	(100)	-
Proceeds from maturity of investments held to maturity	106	-
Net (increase) decrease in loans held for investment	(20,706)	(7,330)
Net (increase) decrease in loans held for sale participations	(8,371)	53,209
Proceeds from the sale of other real estate owned	686	256
Purchase of property and equipment	(227)	(226)
Net cash provided by (used in) investing activities	(9,611)	47,743

Cash flows from financing activities
Net change in demand and savings deposits	10,371	5,759
Net change in time deposits	(2,270)	(4,235)
Net change in short-term debt	(128)	(31,585)
Cash dividends paid	(986)	(851)
Proceeds from issuance of common stock	12,053	55
Repayment of long-term debt	(4,000)	(10,857)
Net cash provided by (used in) financing activities	15,040	(41,714)

Net Increase in Cash and Cash Equivalents	6,141	16,921
Cash and cash equivalents, beginning of period	6,545	8,997
Cash and cash equivalents, end of period	$12,686	$25,918
Supplemental disclosure
Cash paid for:
Interest expense	$1,831	$2,472
Income taxes	800	500
Transfers from loans to Other Real Estate Owned	2,618	382
Noncash exchange of other real estate owned	(455)	173

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Balance, beginning of period	$54,141	$49,384

Comprehensive income
Net income – F & M Bank Corp	2,667	2,349
Net income attributable to noncontrolling interest	(18)	75
Net change in unrealized appreciation on securities available for sale, net of taxes	(3)	(74)
Total comprehensive income	2,646	2,350

Minority Interest Capital Distributions	(37)	(51)
Issuance of common stock	12,053	55
Dividends declared	(986)	(851)
Balance, end of period	$67,817	$50,887

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.                   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2014 and the results of operations for the quarters ended June 30, 2014 and 2013.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2013 annual report to shareholders of F & M Bank Corp.

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

Note 2.                  Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at June 30, 2014 and December 31, 2013 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	2014		2013
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$100	$100	$106	$106
Total	$100	$100	$106	$106

	June 30, 2014
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasury	$4,031	$-	$-	$4,031
Government sponsored enterprises	6,061	14	44	6,031
Mortgage-backed securities	1,108	8	-	1,116
Corporate equities	135	-	-	135
Total	$11,335	$22	$44	$11,313

	December 31, 2013
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$29,076	$11	$22	$29,065
Mortgage-backed securities	1,209	-	8	1,201
Total	$30,285	$11	$30	$30,266

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The amortized cost and fair value of securities at June 30, 2014, by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	100	100	10,092	10,062
Due after five years	-	-	1,243	1,251
Total	$100	$100	$11,335	$11,313

There were no gains and losses on sales of securities in the second quarter of 2014 or 2013.  There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2014
Government sponsored Enterprises	$2,011	$(5)	$1,961	$(39)	$3,972	$(44)
Total	$2,011	$(5)	$1,961	$(39)	$3,972	$(44)

December 31, 2013
Government sponsored Enterprises	$4,984	$(22)	$-	$-	$4,984	$(22)
Mortgage backed obligations	1,191	(8)	-	-	1,191	(8)
Total	$6,175	$(30)	$-	$-	$6,175	$(30)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2013.  This decrease is due to FHLB stock repurchases during the second quarter which were partially offset with an increase in the Federal Reserve Bank Stock holding requirement.

Note 3.                 Loans Held for Investment

Loans outstanding at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	2014	2013
Construction/Land Development	$64,941	$68,512
Farmland	12,139	13,197
Real Estate	157,318	154,628
Multi-Family	11,557	11,797
Commercial Real Estate	120,929	113,415
Home Equity – closed end	10,010	10,228
Home Equity – open end	47,797	47,358
Commercial & Industrial – Non-Real Estate	25,318	25,903
Consumer	10,812	10,163
Dealer Finance	31,987	20,572
Credit Cards	2,498	2,680
Total	$495,306	$478,453

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
June 30, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,504	$5,087	$-	$5,650	$69
Farmland	1,452	1,452	-	1,465	29
Real Estate	47	47	-	404	2
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,437	1,737	-	979	39
Home Equity – closed end	-	-	-	283	-
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	277	277	-	172	8
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,717	8,600		8,973	147

Impaired loans with a valuation allowance
Construction/Land Development	11,403	12,594	1,553	10,698	164
Farmland	-	-	-	-	-
Real Estate	920	920	125	905	38
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,030	1,030	190	1,057	3
Home Equity – closed end	-	-	-	257	-
Home Equity – open end	-	-	-	40	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	13,353	14,544	1,868	12,957	205

Total impaired loans	$21,070	$23,144	$1,868	$21,930	$352

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,125	$4,543	$-	$5,750	$153
Farmland	1,459	1,459	-	1,475	67
Real Estate	49	49	-	529	3
Multi-Family	-	-	-	-	-
Commercial Real Estate	851	851	-	616	56
Home Equity – closed end	308	308	-	284	25
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	242	242	-	64	12
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	8,034	7,452		8,738	316

Impaired loans with a valuation allowance
Construction/Land Development	11,141	9,716	1,560	10,855	175
Farmland	-	-	-	-	-
Real Estate	1,145	1,145	154	966	48
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,418	1,118	282	1,171	4
Home Equity – closed end	180	180	17	409	3
Home Equity – open end	100	100	9	93	5
Commercial & Industrial – Non-Real Estate	-	-	-	141	-
Consumer	2	2	-	1	1
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	13,986	12,261	2,022	13,636	236

Total impaired loans	$22,020	$19,713	$2,022	$22,374	$552

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of the allowance for loan losses follows:

June 30, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,191	$13	$897	$3,726	46.60%	$1,553	$2,173
Farmland	(2)	-	-	-	(2)	(.02%)	-	(2)
Real Estate	400	129	-	79	350	4.38%	125	225
Multi-Family	-	-	-	-	-		-	-
Commercial Real Estate	777	-	32	(102)	707	8.84%	190	517
Home Equity – closed end	157	-	-	(16)	141	1.76%	-	141
Home Equity – open end	476	29	-	16	463	5.80%	-	463
Commercial & Industrial – Non-Real Estate	1,464	385	33	272	1,384	17.31%	-	1,384
Consumer	156	23	20	14	167	2.08%	-	167
Dealer Finance	628	34	5	350	949	11.87%	-	949
Credit Cards	121	25	24	(10)	110	1.38%	-	110
Total	$8,184	$1,816	$127	$1,500	$7,995	100%	$1,868	$6,127

December 31, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$2,127	$40	$3,323	$4,007	48.96%	$1,560	$2,447
Farmland	(2)	-	-	-	(2)	(.03%)	-	(2)
Real Estate	924	173	-	(351)	400	4.89%	154	246
Multi-Family	(37)	-	-	37	-	-	-	-
Commercial Real Estate	1,113	201	42	(177)	777	9.49%	282	495
Home Equity – closed end	360	159	-	(44)	157	1.92%	17	140
Home Equity – open end	659	68	29	(144)	476	5.82%	9	467
Commercial & Industrial – Non-Real Estate	2,113	986	127	210	1,464	17.89%	-	1,464
Consumer	51	173	14	264	156	1.90%	-	156
Dealer Finance	72	17	-	573	628	7.68%	-	628
Credit Cards	130	121	28	84	121	1.48%	-	121
Unallocated	-	-	-	-	-	-	-	-
Total	$8,154	$4,025	$280	$3,775	$8,184	100%	$2,022	$6,162

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

June 30, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$64,941	$15,908	$49,033
Farmland	12,139	1,452	10,687
Real Estate	157,318	966	156,352
Multi-Family	11,557	-	11,557
Commercial Real Estate	120,929	2,468	118,461
Home Equity – closed end	10,010	-	10,010
Home Equity –open end	47,797	-	47,797
Commercial & Industrial – Non-Real Estate	25,318	276	25,042
Consumer	10,812	-	10,812
Dealer Finance	31,987	-	31,987
Credit Cards	2,498	-	2,498
Total	$495,306	$21,070	$474,236

Recorded Investment in Loan Receivables (in thousands)

December 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,512	$14,259	$54,253
Farmland	13,197	1,459	11,738
Real Estate	154,628	1,194	153,434
Multi-Family	11,797	-	11,797
Commercial Real Estate	113,415	1,969	111,446
Home Equity – closed end	10,228	488	9,740
Home Equity –open end	47,358	100	47,258
Commercial & Industrial – Non-Real Estate	25,903	242	25,661
Consumer	10,163	2	10,161
Dealer Finance	20,572		20,572
Credit Cards	2,680	-	2,680
Total	$478,453	$19,713	$458,740

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2014

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
June 30, 2014
Construction/Land Development	$489	$-	$-	$5,168	$5,657	$59,284	$64,941
Farmland	85	593	-	-	678	11,461	12,139
Real Estate	3,068	463	77	661	4,269	153,049	157,318
Multi-Family	-	-	-	-	-	11,557	11,557
Commercial Real Estate	1,317	-	-	1,353	2,670	118,259	120,929
Home Equity – closed end	23	13	-	-	36	9,974	10,010
Home Equity – open end	444	-	-	34	478	47,319	47,797
Commercial & Industrial – Non- Real Estate	89	41	-	15	145	25,173	25,318
Consumer	79	46	-	16	141	10,671	10,812
Dealer Finance	148	49	39	15	251	31,736	31,987
Credit Cards	15	5	4	-	24	2,474	2,498
Total	$5,757	$1,210	$120	$7,262	$14,349	$480,957	$495,306

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF JUNE 30, 2014
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$-	$5,785	$22,194	$10,578	$2,217	$24,167	$-	$64,941
Farmland	68	-	1,561	3,511	4,857	-	2,142	-	12,139
Real Estate	-	541	63,339	59,173	22,519	7,289	4,457	-	157,318
Multi-Family	-	505	4,430	2,023	4,599		-	-	11,557
Commercial Real Estate	-	1,504	21,080	60,567	24,098	10,969	2,711	-	120,929
Home Equity – closed end	-	-	4,680	3,212	1,961	144	13	-	10,010
Home Equity – open end	-	1,587	12,576	26,853	3,998	1,865	918	-	47,797
Commercial & Industrial (Non-Real Estate)	709	93	4,293	16,604	2,793	728	98	-	25,318
Total	$777	$4,230	$117,744	$194,137	$75,403	$23,212	$34,506	$-	$450,009

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,494	$42,729
Non performing	4	70
Total	$2,498	$42,799

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $1,500,000 to the plan in the first quarter of 2014 and does not anticipate additional contributions for the 2014 plan year.  The following is a summary of net periodic pension costs for the six month and three-month periods ended June 30, 2014 and 2013.

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Service cost	$250,514	$299,966	$125,257	$149,983
Interest cost	188,854	175,156	94,427	87,578
Expected return on plan assets	(349,126)	(318,040)	(174,563)	(159,020)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(7,618)	(7,618)	(3,809)	(3,809)
Amortization of net (gain) or loss	18,056	101,592	9,028	50,796
Net periodic pension cost	$100,680	$251,056	$50,340	$125,528

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,485	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$4,059	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$10,239	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,628	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

June 30, 2014	Total	Level 1	Level 2	Level 3
U.S. Treasury Securities	$4,031	$-	$4,031
Government sponsored enterprises	6,031	-	6,031	-
Mortgage-backed obligations of federal agencies	1,116	-	1,116	-
Corporate equities	135	-	135	-
Investment securities available for sale	$11,313	$-	$11,313	$-

Total assets at fair value	$11,313	$-	$11,313	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$32	$-	$32	$-

December 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$29,065	$-	$29,065	$-
Mortgage-backed obligations of federal agencies	1,201	-	1,201	-
Investment securities available for sale	30,266	-	30,266	-

Total assets at fair value	$30,266	$-	$30,266	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$31	$-	$31	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                 Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

June 30, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$4,059	-	-	$4,059
		-	-
Construction/Land Development	9,850	-	-	9,850
Farmland	-	-	-	-
Real Estate	795	-	-	795
Multi-Family	-	-	-	-
Commercial Real Estate	840	-	-	840
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	11,485	-	-	11,485

Total assets at fair value	$15,544	$-	$-	$15,544

Total liabilities at fair value	$-	$-	$-	$-

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis (in thousands).  The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2 with the exception of impaired loans of $11,485,000 and $10,239,000 at June 30, 2014 and December 31, 2013, respectively, which are considered level 3.  Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument (in thousands).

	June 30, 2014		December 31, 2013
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets
Loans, gross	$527,495	$495,306	$512,250	$478,453

Financial Liabilities
Time deposits	$195,406	$193,734	$197,729	$196,004
Long-term debt	$19,397	$17,691	$23,791	$21,691

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

During the second quarter and six months ended June 30, 2014, there were two loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

There were no troubled debt restructurings from the previous twelve months that went into default in the second quarter of 2014.  A restructured loan is considered in default when it becomes 90 days past due.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.	Troubled Debt Restructuring, continued

	Six months and quarter ended June 30, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	1	85	85
Home Equity		-	-
Credit Cards		-	-
Consumer	1	24	24
Total		$109	$109

During the six months and quarter ended, June 30, 2013, there were no loan modifications that were considered to be troubled debt restructurings.   There were also no troubled debt restructurings from the previous twelve months that went into default in the second quarter of 2013.  A restructured loan is considered in default when it becomes 90 days past due.

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

Forward-Looking Statements (continued)

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

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Net income for the six months ended June 30, 2014 was $2,667,000 or $.91 per share, compared to $2,349,000 or $.94 in the same period in 2013, an increase of 13.54% in net income however earnings per share did not increase due to the shares issued in the first quarter. Net interest income increased 4.66% from $10,602,000 to $11,096,000 compared to the same period in 2013.  During the six months ended June 30, 2014, noninterest income decreased 15.97% and noninterest expense increased 5.18%.  The provision for loan losses decreased from $2,025,000 to $1,500,000 or 25.93%.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2014	2013

Net Income from Bank Operations	$2,586	$2,347
Income from Parent Company Activities	81	2
Net Income for the six months ended June 30	$2,667	$2,349

Results of Operations

As shown in Table I on page 34, the 2014 year to date tax equivalent net interest income increased $491,000 or 4.61% compared to the same period in 2013.  Second quarter tax equivalent net interest income increased $476,000 or 8.97% compared to June 30, 2013.  The tax equivalent adjustment to net interest income totaled $45,000 for the quarter.  The year to date yield on earning assets decreased .01%, while the cost of funds decreased .23% compared to the same period in 2013.  The cost of time deposits decreased by .31% due to continued low market rates and accounted for most of the change in the overall cost of funds.

Year to date, the combination of the decrease in both yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.26%, an increase of .23% when compared to the same period in 2013.  Second quarter net interest margin increased to 4.35%, an increase of .31% when compared to June 30, 2013.  Balance sheet leverage has changed due primarily to a $16 million increase in non-interest bearing deposits and a $20 million decrease in long-term debt. A schedule of the net interest margin for the six month and three month periods ended June 30, 2014 and 2013 can be found in Table I on page 34.

The Interest Sensitivity Analysis contained in Table II on page 35 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 41.93% of rate sensitive assets and 41.16% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has continued to reduce deposit rates.  Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income decreased $325,000 or 15.97% for the six month period ended June 30, 2014.  The decrease is primarily due to a loss by VBS Mortgage. This loss resulted from a decline in mortgage refinancing as rates have rebounded and a particularly hard winter which depressed home sales throughout the region during the first quarter of 2014. VBS Mortgage returned to profitability in the second quarter of 2014 as home sales recovered.

Noninterest expense increased $371,000 for the six month period ended June 30, 2014 as compared to 2013. Other expenses, as shown on the income statement, increased in the areas of data processing, legal and professional, supplies, travel and ATM expenses.  As stated in the most recently available (March 31, 2014) Bank Holding Company Performance Report, the Company’s and peer’s (Holding Companies with Consolidated Assets of $500 million to $1billion) noninterest expenses averaged 2.67% and 3.04% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

As of June 30, 2014, the cost of securities available for sale exceeded market value by $22,000. The portfolio is made up of primarily agency securities with an average portfolio life of just under three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no scheduled maturities in 2014.  The Bank held a short term security at year end which matured resulting in the decreased balance at June 30, 2014.

In reviewing investments as of June 30, 2104, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $495,306,000 increased $16.9 million at June 30, 2014 compared to December 31, 2013.  The dealer finance portfolio increased $11.4 million, commercial real estate increased $7.5 million and real estate loans increased $2.7 million.  These increases were offset by decreases in the construction and land development loans of $3.6 million and consumer loans totaling $.6 million.

Loans Held for Sale totaled $13,697,000 at June 30, 2014, an increase of $9,893,000 compared to December 31, 2013.  While the portfolio has grown compared to December 31, 2013, the Company experienced a rapid decline in this portfolio during the first half of 2013 due to the decline in the real estate refinancing market which has not rebounded. Average balances and income from loans held for sale are detailed in the Table 1 on page 34.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $7,382,000 at June 30, 2014 compared to $12,582,000 at December 31, 2013.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of June 30, 2014, the Company holds $4,059,000 of real estate which was acquired through foreclosure. This is an increase of $1,431,000 compared to December 31, 2013.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2014	December 31, 2013

Nonaccrual Loans
Real Estate	$5,829	$9,963
Commercial	1,368	1,890
Home Equity	34	402
Other	31	-
	7,262	12,255

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	77	246
Commercial	-	4
Home Equity	-	61
Other	43	16
	120	327

Total Nonperforming loans	$7,382	$12,582

Nonperforming loans as a percentage of loans held for investment	1.49%	2.63%

Net Charge Offs to total loans held for investment	.34%	.78%

Allowance for loan and lease losses to nonperforming loans	108.30%	65.05%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The allowance for loan losses of $7,995,000 at June 30, 2014 is equal to 1.61% of loans held for investment. This compares to an allowance of $8,184,000 (1.71%) at December 31, 2013.  Based on the evaluation of the loan portfolio described above, as well as a significant decline in non-performing loans, management has funded the allowance a total of $1,500,000 in the first six months of 2014, versus $2,025,000 of allowance funding for the same period of 2013. Net charge-offs year to date totaled $1,689,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $8,101,000 since December 31, 2013.  Time deposits decreased $2,270,000 during this period while demand deposits and savings deposits increased $10,371,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $15.9 million in CDARS funding, which is an increase of $4.6 million over December 31, 2013.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of June 30, 2014 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,295,000 compared to $3,423,000 at December 31, 2013.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There was a borrowing that matured during the second quarter that totaled $4 million and there were no additional borrowings through June 30, 2014, resulting in a balance of $7,500,000.

In August 2009, the Bank began issuing subordinated debt to local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of June 30, 2014 and December 31, 2013 the balance outstanding was $10,191,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company successfully completed a private placement of common stock in March 2014.  In the private placement the Company sold 774,231 shares of common stock for net proceeds of $12 million.  The resulting increase in equity improved the Company’s risked based capital and leverage ratios by 2.64% and 2.16%, respectively.  The Company intends to use the proceeds for general corporate purposes, including organic growth, new market expansion and possible future acquisitions.  The Company also has filed a registration statement with respect to a potential public offering of up to $10 million of mandatorily convertible preferred stock.

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2014, the Company's total risk based capital and leverage ratios were 17.55% and 11.57%, respectively, increasing over year end from 15.37% and 9.37%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 17.23% and 11.28%, respectively, increasing over year end from 15.43% and 9.41%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  Liquidity increased significantly in the first quarter as a short term investments made at year end matured and the sale of common stock was completed.  However loans held for sale and loans held for investment have increased in the second quarter which results in only a slightly higher amount of liquidity by June 30, 2014.  The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure.  As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

As of June 30, 2014, the Company had a cumulative Gap Rate Sensitivity Ratio of 11.36% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 35.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016, and interim periods within annual reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013			June 30, 2014			June 30, 2013
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$486,596	$12,823	5.31%	$464,336	$12,491	5.42%	$491,143	$6,578	5.37%	$469,805	$6,253	5.34%
Loans held for sale	3,584	64	3.60%	36,405	543	3.01%	5,484	49	3.58%	28,379	213	3.01%
Federal funds sold	23,280	24	.21%	17,838	19	.21%	22,444	11	.20%	15,557	9	.23%
Interest bearing deposits	765	-	-	1,317	2	.31%	836	-	-	954	-	-
Investments
Taxable 3	13,312	99	1.50%	12,364	101	1.65%	13,617	62	1.82%	12,266	58	1.89%
Partially taxable	103	-	-	107	-	-	103	-	-	107	-	-
Total earning assets	$527,640	$13,010	4.97%	$532,367	$13,156	4.98%	$533,627	$6,700	5.04%	$527,068	$6,533	4.97%
Interest Expense
Demand deposits	116,433	336	.58%	121,196	410	.68%	116,526	169	.58%	119,244	221	.74%
Savings	57,431	57	.20%	51,024	62	.25%	58,637	29	.20%	52,094	12	.09%
Time deposits	195,992	892	.91%	200,849	1,229	1.22%	193,084	430	.89%	197,303	595	1.21%
Short-term debt	3,427	4	.24%	8,987	19	.43%	3,317	2	.24%	4,349	2	.18%
Long-term debt	21,404	580	5.46%	41,556	786	3.81%	21,120	289	5.49%	40,197	398	3.97%
Total interest bearing liabilities	$394,687	$1,869	.96%	$423,612	$2,506	1.19%	$392,684	$919	.94%	$413,187	$1,228	1.19%

Tax equivalent net interest income 1		$11,141			$10,650			$5,781			$5,305

Net interest margin			4.26%			4.03%			4.35%			4.04%

1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income (see page 27) on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

June 30, 2014
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$29,008	$28,924	$104,671	$7,339	$-	$169,942
Installment	5,299	797	27,497	9,208	-	42,801
Real estate loans for investments	88,325	47,185	140,711	3,844	-	280,065
Loans held for sale	13,697	-	-	-	-	13,697
Credit cards	2,498	-	-	-	-	2,498
Federal funds sold	3,337	-	-	-	-	3,337
Interest bearing bank deposits	935	-	-	-	-	935
Investment securities	-	-	10,162	1,116	135	11,413
Total	$143,099	$76,906	$283,041	$21,507	$135	$524,688

Sources of funds
Interest bearing demand deposits	$-	$30,661	$67,219	$18,279	$-	$116,159
Savings deposits	-	11,779	35,335	11,778	-	58,892
Certificates of deposit $100,000 and over	19,528	20,323	31,692	-	-	71,543
Other certificates of deposit	18,694	48,635	54,862	-	-	122,191
Short-term borrowings	3,295	-	-	-	-	3,295
Long-term borrowings	2,500	5,000	4,073	6,118	-	17,691
Total	$44,017	$116,398	$193,181	$36,175	$-	$389,771

Discrete Gap	$99,082	$(39,492)	$89,860	$(14,668)	$135	$134,917

Cumulative Gap	$99,082	$59,590	$149,450	$134,782	$134,917

Ratio of Cumulative Gap to Total Earning Assets	18.88%	11.36%	28.48%	25.69%	25.71%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2014.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as F & M Bank Corp. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1a.	Risk Factors –
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –	None

Item 3.	Defaults Upon Senior Securities –	None

Item 4.	Mine Safety Disclosures –	None

Item 5.	Other Information –	None

Item 6.	Exhibits

(a)           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 1Q-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

Date: August 6, 2014

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 1Q-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).