Form 10-K/A
period 2013-12-31
F&M BANK CORP
filed 2014-10-30
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2014 (the “Proxy Statement”).

EXPLANATORY NOTE

F&M Bank Corp. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014 (the “Original Filing”), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Amendment”).  The signature pages in the Original Filing and Exhibits 31.1, 31.2 and 32.1 thereto were inadvertently dated in March 2013 instead of March 2014.  The Amendment is being filed solely for the purpose of correcting this error and providing new Exhibits 31.1, 31.2 and 32.1.

No other information in the Form 10-K for the fiscal year ended December 31, 2013, is being amended by the Amendment.  For convenience, the entire Annual Report on Form 10-K for the fiscal year ended December 31, 2013 has been re-filed in this Amendment.  This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing.

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

F & M Bank Corp.
(Registrant)

By: /s/ Dean W. Withers	October 30, 2014
Dean W. Withers	Date
Director, President and Chief Executive Officer

By: /s/ Carrie A. Comer	October 30, 2014
Carrie A. Comer	Date
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	October 30, 2014
Larry A. Caplinger

/s/ Thomas L. Cline	Director, Chairman	October 30, 2014
Thomas L. Cline

/s/ John N. Crist	Director	October 30, 2014
John N. Crist

/s/ Ellen R. Fitzwater	Director	October 30, 2014
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	October 30, 2014
Daniel J. Harshman

	Director	October 30, 2014
Richard S. Myers

/s/ Michael W. Pugh	Director	October 30, 2014
Michael W. Pugh

	Director	October 30, 2014
Christopher S. Runion

/s/ Ronald E. Wampler	Director	October 30, 2014
Ronald E. Wampler

Exhibit Index:

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
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