Form 10-Q
period 2014-09-30
F&M BANK CORP
filed 2014-11-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common Stock, par value - $5	3,290,273 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
Interest income	2014	2013
Interest and fees on loans held for investment	$6,665	$6,320
Interest and fees on loans held for sale	164	80
Interest on federal funds sold	7	17
Interest on interest bearing deposits	-	2
Interest on debt securities	37	39
Total interest income	6,873	6,458

Interest expense
Interest on demand deposits	165	198
Interest on savings accounts	31	29
Interest on time deposits over $100,000	145	197
Interest on other time deposits	273	378
Total interest on deposits	614	802
Interest on short-term debt	2	3
Interest on long-term debt	292	389
Total interest expense	908	1,194

Net interest income	5,965	5,264

Provision for loan losses	750	1,000
Net interest income after provision for loan losses	5,215	4,264

Noninterest income
Service charges	275	307
Insurance and other commissions	202	235
Other	400	387
Income on bank owned life insurance	118	128
Total noninterest income	995	1,057

Noninterest expense
Salaries	1,767	1,670
Employee benefits	514	521
Occupancy expense	150	148
Equipment expense	160	134
FDIC insurance assessment	180	180
Other	1,152	1,009
Total noninterest expense	3,923	3,662

Income before income taxes	2,287	1,659
Income tax expense	726	445
Consolidated net income	1,561	1,214
Net income - Noncontrolling interest (income) loss	8	(31)
Net Income – F & M Bank Corp	$1,569	$1,183

Per share data
Net income (basic and dilutive)	$.48	$.47
Cash dividends	$.17	$.17
Weighted average shares outstanding	3,289,743	2,503,509

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
Interest income	2014	2013
Interest and fees on loans held for investment	$19,443	$18,763
Interest and fees on loans held for sale	228	623
Interest on federal funds sold	31	36
Interest on interest bearing deposits	-	4
Interest on debt securities	136	140
Total interest income	19,838	19,566

Interest expense
Interest on demand deposits	501	608
Interest on savings accounts	88	91
Interest on time deposits over $100,000	453	601
Interest on other time deposits	857	1,203
Total interest on deposits	1,899	2,503
Interest on short-term debt	6	22
Interest on long-term debt	872	1,175
Total interest expense	2,777	3,700

Net interest income	17,061	15,866

Provision for loan losses	2,250	3,025
Net interest income after provision for loan losses	14,811	12,841

Noninterest income
Service charges	786	845
Insurance and other commissions	378	704
Other	1,192	1,163
Income on bank owned life insurance	349	380
Total noninterest income	2,705	3,092

Noninterest expense
Salaries	5,114	4,858
Employee benefits	1,491	1,631
Occupancy expense	465	468
Equipment expense	442	404
FDIC insurance assessment	540	546
Other	3,410	2,923
Total noninterest expense	11,462	10,830

Income before income taxes	6,054	5,103
Income tax expense	1,844	1,465
Consolidated net income	4,210	3,638
Net income - Noncontrolling interest (income) loss	26	(106)
Net Income – F & M Bank Corp	$4,236	$3,532

Per share data
Net income (basic and dilutive)	$1.38	$1.41
Cash dividends	$.51	$.51
Weighted average shares outstanding	3,061,432	2,501,990

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income:
Net Income – F & M Bank Corp	$4,236	$3,532	$1,569	$1,183
Net Income (loss) attributable to noncontrolling interest	(26)	106	(8)	31
	4,210	3,638	1,561	1,214

Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities	20	(60)	25	52
Tax effect	7	(20)	9	18
Unrealized holding gain (loss), net of tax	13	(40)	16	34
Total other comprehensive income (loss)	13	(40)	16	34

Comprehensive income	$4,223	$3,598	$1,577	$1,248

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,156	$5,835
Money market funds	1,039	708
Federal funds sold	16,165	2
Cash and cash equivalents	23,360	6,545
Securities:
Held to maturity – fair value of $125 in 2014 and $106 in 2013	125	106
Available for sale	11,275	30,266
Other investments	7,898	8,114
Loans held for sale	16,131	3,804
Loans held for investment	506,846	478,453
Less allowance for loan losses	(8,601)	(8,184)
Net loans held for investment	498,245	470,269

Other real estate owned	3,956	2,628
Bank premises and equipment, net	6,468	6,525
Interest receivable	1,536	1,498
Goodwill	2,670	2,670
Bank owned life insurance	12,465	12,122
Other assets	10,444	8,241
Total assets	$594,573	$552,788

Liabilities
Deposits:
Noninterest bearing	$110,700	$92,397
Interest bearing:
Demand	91,669	92,562
Money market accounts	25,222	24,894
Savings	63,401	58,292
Time deposits over $100,000	78,311	69,674
All other time deposits	118,338	126,330
Total deposits	487,641	464,149

Short-term debt	3,784	3,423
Accrued liabilities	9,043	9,384
Subordinated debt	10,191	10,191
Long-term debt	15,000	11,500
Total liabilities	525,659	498,647

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized,
3,290,381 and 2,511,735 shares issued and outstanding
in 2014 and 2013, respectively	16,452	12,559
Retained earnings	52,967	42,089
Noncontrolling interest	407	418
Accumulated other comprehensive loss	(912)	(925)
Total stockholders’ equity	68,914	54,141
Total liabilities and stockholders’ equity	$594,573	$552,788

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$4,236	$3,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	433
Amortization of security premiums, net	61	28
Loans held for sale originated	(41,385)	(68,116)
Sale of loans held for sale originated	39,799	77,541
Provision for loan losses	2,250	3,025
(Increase) Decrease in interest receivable	(38)	188
(Increase) Decrease in other assets	(2,492)	702
Increase (decrease) in accrued expenses	(65)	888
Amortization of limited partnership investments	456	438
Income from life insurance investment	(348)	(380)
Gain on Other Real Estate Owned	43	(4)
Net adjustments	(1,270)	14,743
Net cash provided by operating activities	2,966	18,275

Cash flows from investing activities
Purchase of investments available for sale	(8,614)	(7,067)
Proceeds from maturity of investments available for sale	27,323	8,446
Purchase of investments held to maturity	(125)	-
Proceeds from maturity of investments held to maturity	106	-
Net (increase) decrease in loans held for investment	(10,740)	(16,239)
Net (increase) decrease in loans held for sale participations	(32,376)	65,005
Proceeds from the sale of other real estate owned	779	525
Purchase of property and equipment	(391)	(365)
Net cash (used in) investing activities	(24,038)	50,305

Cash flows from financing activities
Net change in demand and savings deposits	22,845	12,700
Net change in time deposits	646	(4,728)
Net change in short-term debt	361	(31,117)
Cash dividends paid	(1,545)	(1,277)
Proceeds from issuance of common stock	12,080	82
Proceeds from long-term debt	10,000
Repayment of long-term debt	(6,500)	(21,036)
Net cash provided by (used in) financing activities	37,887	(45,376)

Net Increase in Cash and Cash Equivalents	16,815	23,204
Cash and cash equivalents, beginning of period	6,545	8,997
Cash and cash equivalents, end of period	$23,360	$32,201
Supplemental disclosure
Cash paid for:
Interest expense	$2,745	$2,600
Income taxes	1,300	800
Transfers from loans to Other Real Estate Owned	2,930	416
Noncash exchange of other real estate owned	(780)	409

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Balance, beginning of period	$54,141	$49,384

Comprehensive income
Net income – F & M Bank Corp	4,236	3,532
Net income attributable to noncontrolling interest	(26)	106
Net change in unrealized appreciation on securities available for sale, net of taxes	13	(40)
Total comprehensive income	4,223	3,598

Minority Interest Capital Distributions	15	(51)
Issuance of common stock	12,080	82
Dividends declared	(1,545)	(1,277)
Balance, end of period	$68,914	$51,736

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.                   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2014 and the results of operations for the quarters and nine month periods ended September 30, 2014 and 2013.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2013 annual report to shareholders of F & M Bank Corp.

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

Note 2.                  Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at September 30, 2014 and December 31, 2013 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	2014		2013
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$106	$106
Total	$125	$125	$106	$106

	September 30, 2014
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasury	$4,029	$-	$8	$4,021
Government sponsored enterprises	6,050	11	7	6,054
Mortgage-backed securities	1,060	5	-	1,065
Corporate equities	135	-	-	135
Total	$11,274	$16	$15	$11,275

	December 31, 2013
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
Government sponsored enterprises	$29,076	$11	$22	$29,065
Mortgage-backed securities	1,209	-	8	1,201
Total	$30,285	$11	$30	$30,266

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2014, by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$-	$-
Due after one year through five years	-	-	10,079	10,075
Due after five years	-	-	1,195	1,200
Total	$125	$125	$11,274	$11,275

There were no gains and losses on sales of securities in the third quarter or nine month period ended September 30 of 2014 or 2013.  There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2014
U. S. Treasury	$4,021	$(8)	$-	$-	$4,021	$(8)
Government sponsored Enterprises	1,996	(4)	2,008	(3)	4,004	(7)
Total	$6,017	$(12)	$2,008	$(3)	$8,025	$(15)

December 31, 2013
Government sponsored Enterprises	$4,984	$(22)	$-	$-	$4,984	$(22)
Mortgage backed obligations	1,191	(8)	-	-	1,191	(8)
Total	$6,175	$(30)	$-	$-	$6,175	$(30)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, decreased since December 31, 2013.  This decrease is due to FHLB stock repurchases which were partially offset with an increase in the Federal Reserve Bank Stock holding requirement.

	2014	2013
Construction/Land Development	$69,654	$68,512
Farmland	11,955	13,197
Real Estate	155,302	154,628
Multi-Family	11,461	11,797
Commercial Real Estate	120,939	113,415
Home Equity – closed end	9,519	10,228
Home Equity – open end	51,446	47,358
Commercial & Industrial – Non-Real Estate	26,454	25,903
Consumer	9,980	10,163
Dealer Finance	37,610	20,572
Credit Cards	2,526	2,680
Total	$506,846	$478,453

Note 3.                 Loans Held for Investment

Loans outstanding at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
September 30, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,547	$5,130	$-	$5,726	$110
Farmland	1,444	1,445	-	1,457	42
Real Estate	142	142	-	286	4
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,448	1,747	-	1,283	60
Home Equity – closed end	-	-	-	221	-
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	194	194	-	205	8
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,775	8,658		9,198	224

Impaired loans with a valuation allowance
Construction/Land Development	11,293	12,484	1,440	10,789	241
Farmland	-	-	-	-	-
Real Estate	914	914	118	900	46
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,015	1,015	68	1,050	7
Home Equity – closed end	-	-	-	142	-
Home Equity – open end	-	-	-	40	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	13,222	14,413	1,626	12,921	294

Total impaired loans	$20,997	$23,071	$1,626	$22,119	$518

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

		Unpaid		Average	Interest
December 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,543	$5,125	$-	$5,750	$153
Farmland	1,459	1,459	-	1,475	67
Real Estate	49	49	-	529	3
Multi-Family	-	-	-	-	-
Commercial Real Estate	851	851	-	616	56
Home Equity – closed end	308	308	-	284	25
Home Equity – open end	-	-	-	20	-
Commercial & Industrial – Non-Real Estate	242	242	-	64	12
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,452	8,034		8,738	316

Impaired loans with a valuation allowance
Construction/Land Development	9,716	11,141	1,560	10,855	175
Farmland	-	-	-	-	-
Real Estate	1,145	1,145	154	966	48
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,118	1,418	282	1,171	4
Home Equity – closed end	180	180	17	409	3
Home Equity – open end	100	100	9	93	5
Commercial & Industrial – Non-Real Estate	-	-	-	141	-
Consumer	2	2	-	1	1
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	12,261	13,986	2,022	13,636	236

Total impaired loans	$19,713	$22,020	$2,022	$22,374	$552

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of the allowance for loan losses follows (in thousands):

September 30, 2014	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,191	$14	$1,128	$3,958	46.03%	$1,440	$2,518
Farmland	(2)	-	-	-	(2)	(.02%)	-	(2)
Real Estate	400	205	-	158	353	4.10%	118	235
Multi-Family	-	-	-	-	-		-	-
Commercial Real Estate	777	-	32	(194)	615	7.14%	68	547
Home Equity – closed end	157	-	-	(15)	142	1.65%	-	142
Home Equity – open end	476	79	-	130	527	6.13%	-	527
Commercial & Industrial – Non-Real Estate	1,464	385	49	403	1,531	17.80%	-	1,531
Consumer	156	32	23	23	170	1.98%	-	170
Dealer Finance	628	60	5	616	1,189	13.82%	-	1,189
Credit Cards	121	35	31	1	118	1.37%	-	118
Total	$8,184	$1,987	$154	$2,250	$8,601	100.00%	$1,626	$6,975

December 31, 2013	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Percentage of loans in each category to total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$2,127	$40	$3,323	$4,007	48.96%	$1,560	$2,447
Farmland	(2)	-	-	-	(2)	(.03%)	-	(2)
Real Estate	924	173	-	(351)	400	4.89%	154	246
Multi-Family	(37)	-	-	37	-	-	-	-
Commercial Real Estate	1,113	201	42	(177)	777	9.49%	282	495
Home Equity – closed end	360	159	-	(44)	157	1.92%	17	140
Home Equity – open end	659	68	29	(144)	476	5.82%	9	467
Commercial & Industrial – Non-Real Estate	2,113	986	127	210	1,464	17.89%	-	1,464
Consumer	51	173	14	264	156	1.90%	-	156
Dealer Finance	72	17	-	573	628	7.68%	-	628
Credit Cards	130	121	28	84	121	1.48%	-	121
Unallocated	-	-	-	-	-	-	-	-
Total	$8,154	$4,025	$280	$3,775	$8,184	100.00%	$2,022	$6,162

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

September 30, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$69,654	$15,840	$53,814
Farmland	11,955	1,444	10,511
Real Estate	155,302	1,056	154,246
Multi-Family	11,461	-	11,461
Commercial Real Estate	120,939	2,463	118,476
Home Equity – closed end	9,519	-	9,519
Home Equity –open end	51,446	-	51,446
Commercial & Industrial – Non-Real Estate	26,454	194	26,260
Consumer	9,980	-	9,980
Dealer Finance	37,610	-	37,610
Credit Cards	2,526	-	2,526
Total	$506,846	$20,997	$485,849

Recorded Investment in Loan Receivables (in thousands)

December 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,512	$14,259	$54,253
Farmland	13,197	1,459	11,738
Real Estate	154,628	1,194	153,434
Multi-Family	11,797	-	11,797
Commercial Real Estate	113,415	1,969	111,446
Home Equity – closed end	10,228	488	9,740
Home Equity –open end	47,358	100	47,258
Commercial & Industrial – Non-Real Estate	25,903	242	25,661
Consumer	10,163	2	10,161
Dealer Finance	20,572		20,572
Credit Cards	2,680	-	2,680
Total	$478,453	$19,713	$458,740

Aging of Past Due Loans Receivable (in thousands) as of September 30, 2014

September 30, 2014	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
Construction/Land Development	$1,217	$200	$-	$4,928	$6,345	$63,309	$69,654
Farmland	97	-	-	-	97	11,858	11,955
Real Estate	2,329	536	-	657	3,522	151,780	155,302
Multi-Family	-	-	-	-	-	11,461	11,461
Commercial Real Estate	74	-	-	1,319	1,393	119,546	120,939
Home Equity – closed end	95	15	10	-	120	9,399	9,519
Home Equity – open end	532	10	-	23	565	50,881	51,446
Commercial & Industrial – Non- Real Estate	39	5	-	15	59	26,395	26,454
Consumer	89	106	11	3	209	9,771	9,980
Dealer Finance	301	98	75	12	486	37,124	37,610
Credit Cards	15	1	-	-	16	2,510	2,526
Total	$4,788	$971	$96	$6,957	$12,812	$494,034	$506,846

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF SEPTEMBER 30, 2014
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$167	$8,228	$25,851	$8,394	$4,134	$22,880	$-	$69,654
Farmland	68	-	1,582	3,257	4,913	-	2,135	-	11,955
Real Estate	-	635	59,484	62,139	23,260	7,311	2,473	-	155,302
Multi-Family	-	487	4,189	2,207	4,578		-	-	11,461
Commercial Real Estate	-	1,449	22,315	64,766	18,890	10,820	2,699	-	120,939
Home Equity – closed end	-	-	4,473	3,039	1,832	163	12	-	9,519
Home Equity – open end	-	1,535	13,153	28,219	4,123	1,859	2,557	-	51,446
Commercial & Industrial (Non-Real Estate)	684	76	4,129	16,226	4,597	725	17	-	26,454
Total	$752	$4,349	$117,553	$205,704	$70,587	$25,012	$32,773	$-	$456,730

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,526	$47,489
Non performing	-	101
Total	$2,526	$47,590

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $1,500,000 to the plan in the first quarter of 2014 and does not anticipate additional contributions for the 2014 plan year.  The following is a summary of net periodic pension costs for the nine month and three month periods ended September 30, 2014 and 2013.

	Nine Months Ended		Three Months Ended
	September 30 2014	September 30, 2013	September 30, 2014	September 30, 2013

Service cost	$375,771	$449,949	$125,257	$149,983
Interest cost	283,281	262,734	94,427	87,578
Expected return on plan assets	(523,689)	(477,060)	(174,563)	(159,020)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(11,427)	(11,427)	(3,809)	(3,809)
Amortization of net (gain) or loss	27,084	152,388	9,028	50,796
Net periodic pension cost	$151,020	$376,584	$50,340	$125,528

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

Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. Treasury, U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,596	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

Other Real Estate Owned	$3,956	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$10,239	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

Other Real Estate Owned	$2,628	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

September 30, 2014	Total	Level 1	Level 2	Level 3
U.S. Treasury Securities	$4,021	$-	$4,021
Government sponsored enterprises	6,054	-	6,054	-
Mortgage-backed obligations of federal agencies	1,065	-	1,065	-
Corporate equities	135	-	135	-
Investment securities available for sale	$11,275	$-	$11,275	$-

Total assets at fair value	$11,275	$-	$11,275	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

December 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$29,065	$-	$29,065	$-
Mortgage-backed obligations of federal agencies	1,201	-	1,201	-
Investment securities available for sale	30,266	-	30,266	-

Total assets at fair value	$30,266	$-	$30,266	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$31	$-	$31	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                 Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

September 30, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$3,956	-	-	$3,956
		-	-
Construction/Land Development	9,854	-	-	9,854
Farmland	-	-	-	-
Real Estate	796	-	-	796
Multi-Family	-	-	-	-
Commercial Real Estate	946	-	-	946
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	11,596	-	-	11,596

Total assets at fair value	$15,552	$-	$-	$15,552

Total liabilities at fair value	$-	$-	$-	$-

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments above and below are considered Level 2 with the exception of impaired loans of $11,596,000 and $10,239,000 at September 30, 2014 and December 31, 2013, respectively, which are considered level 3.  Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument (in thousands).

	September 30, 2014		December 31, 2013
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Loans, gross	$537,765	$506,846	$512,250	$478,453

Financial Liabilities
Time deposits	$198,070	$196,649	$197,729	$196,004
Long-term debt	$27,651	$25,191	$23,791	$21,691

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

In the nine months ended September 30, 2014, there were three (one loan during quarter ended September 30, 2014) loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

There were no troubled debt restructurings from the previous twelve months that went into default in 2014.  A restructured loan is considered in default when it becomes 90 days past due.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.   Troubled Debt Restructuring, continued

	Nine months ended September 30, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	2	181	181
Home Equity		-	-
Credit Cards		-	-
Consumer	1	23	23
Total		$204	$204

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

Nine months ended September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial		$-	$-
Real Estate	1	50	50
Home Equity		-	-
Credit Cards		-	-
Consumer		-	-
Total		$50	$50

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

F & M BANK CORP.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Net income for the nine months ended September 30, 2014 was $4,236,000 or $1.38 per share, compared to $3,532,000 or $1.41 in the same period in 2013, an increase of 19.93% in net income however earnings per share decreased due to the shares of common stock issued by the Company in its private placement capital raise in the first quarter of 2014. Net interest income increased 7.53% from $15,866,000 to $17,061,000 compared to the same period in 2013.  During the nine months ended September 30, 2014, noninterest income decreased 12.52% and noninterest expense increased 5.84%.  The provision for loan losses decreased from $3,025,000 to $2,250,000 or 25.62%.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2014	2013

Net Income from Bank Operations	$4,141	$3,442
Income from Parent Company Activities	95	90
Net Income for the nine months ended September 30	$4,236	$3,532

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 35, the 2014 year to date tax equivalent net interest income increased $1,198,000 or 7.52% compared to the same period in 2013.  Third quarter tax equivalent net interest income increased $707,000 or 13.37% compared to September 30, 2013.  The tax equivalent adjustment to net interest income totaled $74,000 for the quarter.  The year to date yield on earning assets increased .05%, while the cost of funds decreased .26% compared to the same period in 2013.  The cost of time deposits decreased by .32% due to continued low market rates and accounted for most of the change in the overall cost of funds.

Year to date, the combination of the increase in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.29%, an increase of .26% when compared to the same period in 2013. Third quarter net interest margin increased to 4.36%, an increase of .38% when compared to September 30, 2013. The $18 million increase in non-interest bearing deposits has allowed the Company to fund loan growth while reducing our cost of funds. The Company has developed a rewards deposit product to encourage deposit growth, this along with continued low rates have resulted in the growth in non-interest bearing deposits. A schedule of the net interest margin for the nine month and three month periods ended September 30, 2014 and 2013 can be found in Table I on page 35.

The Interest Sensitivity Analysis contained in Table II on page 36 indicates the Company is in an asset sensitive position in the one year time horizon. This would indicate that in a rising rate environment net interest income and net interest margin would increase as a result of assets repricing faster than liabilities. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately  42.65% of rate sensitive assets and 40.58% of rate sensitive liabilities are subject to repricing within one year. Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance  to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income decreased $387,000 or 12.52% for the nine month period ended September 30, 2014.  The decrease is primarily due to a decrease in VBS Mortgage income. This loss resulted from a decline in mortgage refinancing as rates have rebounded and a particularly hard winter which depressed home sales throughout the region during the first quarter of 2014. VBS Mortgage returned to profitability in the second quarter of 2014 as home sales recovered.

Noninterest expense increased $632,000 for the nine month period ended September 30, 2014 as compared to 2013. Other expenses, as shown on the income statement, increased in the areas of data processing, legal and professional, supplies, travel and ATM expenses.  As stated in the most recently available (June 30, 2014) Bank Holding Company Performance Report, the Company’s and peer’s (Holding Companies with Consolidated Assets of $500 million to $1billion) noninterest expenses averaged 2.67% and 3.03% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased since year end due to the maturity of a short term investment held at year end as well as growth in the loan portfolio.

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

As of September 30, 2014, the market value of securities available for sale exceeded the cost by $1,000. The portfolio is made up of primarily agency securities with an average portfolio life of just under four years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no additional scheduled maturities in 2014.  The Bank held a short term security at year end which matured resulting in the decreased balance at September 30, 2014.

In reviewing investments as of September 30, 2104, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $506,846,000 increased $28.4 million at September 30, 2014 compared to December 31, 2013.  The dealer finance portfolio increased $17.0 million, commercial real estate increased $7.5 million and open ended home equities increased $4.1 million.  These increases were offset by decreases in farmland loans of $1.2 million and closed end home equities totaling $.7 million.

Loans Held for Sale totaled $16,131,000 at September 30, 2014, an increase of $12,327,000 compared to December 31, 2013.  While the portfolio has grown compared to December 31, 2013, the Company experienced a rapid decline in this portfolio during the first half of 2013 due to the decline in the real estate refinancing market which has not rebounded. Average balances and income from loans held for sale are detailed in the Table 1 on page 35.

Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $7,257,000 at September 30, 2014 compared to $14,082,000 at December 31, 2013.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of September 30, 2014, the Company holds $3,956,000 of real estate which was acquired through foreclosure. This is an increase of $1,328,000 compared to December 31, 2013.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2014	December 31, 2013

Nonaccrual Loans
Real Estate	$5,585	$9,963
Commercial	1,334	1,890
Home Equity	23	402
Other	15	-
	6.957	12,255

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	246
Commercial	-	4
Home Equity	10	61
Other	86	16
	96	327

Restructured Loans
Real Estate	204	50
Commercial	-	1,450
	204	1,500

Total Nonperforming loans	$7,257	$14,082

Nonperforming loans as a percentage of loans held for investment	1.43%	2.94%

Net loan losses to average loans outstanding (held for investment)	.37%	.79%

Allowance for loan and lease losses to nonperforming loans	118.52%	58.12%

Restructured Nonaccrual	-	-

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

The allowance for loan losses of $8,601,000 at September 30, 2014 is equal to 1.70% of loans held for investment. This compares to an allowance of $8,184,000 (1.71%) at December 31, 2013.  Based on the evaluation of the loan portfolio described above, as well as a significant decline in non-performing loans, management has funded the allowance a total of $2,250,000 in the first nine months of 2014, versus $3,025,000 of allowance funding for the same period of 2013. Net charge-offs year to date totaled $1,833,000.

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

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $23,492,000 since December 31, 2013.  Time deposits increased $645,000 during this period while demand deposits and savings deposits increased $22,847,000.  The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $25.5 million in CDARS funding, which is an increase of $14.2 million over December 31, 2013.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of September 30, 2014 there were no FHLB short-term borrowings and commercial repurchase agreements totaled $3,784,000 compared to $3,423,000 at December 31, 2013.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  In addition to the $4.0 million maturity in the second quarter, there was a borrowing that matured during the third quarter that totaled $2.5 million and a new borrowing of $10.0 million, resulting in a balance of $15,000,000 at September 30, 2014.

In August 2009, the Bank began issuing subordinated debt to local investors with terms of 7 to 10 years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the 7 year note to 8.05% on the 10 year note.  As of September 30, 2014 and December 31, 2013 the balance outstanding was $10,191,000.

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company successfully completed a private placement of common stock in March 2014.  In the private placement the Company sold 774,231 shares of common stock for net proceeds of $12 million.  The resulting increase in equity improved the Company’s risked based capital and leverage ratios by 2.64% and 2.16%, respectively as of March 31, 2014.  The Company also has filed a registration statement with respect to a public offering of up to $10 million of mandatorily convertible preferred stock that is expected to close on November 14, 2014.

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2014, the Company's total risk based capital and leverage ratios were 17.04% and 11.49%, respectively, increasing over year end from 15.37% and 9.37%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 16.78% and 11.25%, respectively, increasing over year end from 15.43% and 9.41%, respectively. For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

As of September 30, 2014, the Company had a cumulative Gap Rate Sensitivity Ratio of 12.79% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 36.

F & M BANK CORP.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments will be effective for the Company for new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014.  The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016.  The Companydoes not expect this guidance to have a material effect on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I

F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013			September 30, 2014			September 30, 2013
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$490,970	$19,516	5.31%	$468,664	$18,835	5.37%	$500,623	$6,692	5.30%	$474,131	$6,344	5.31%
Loans held for sale	8,684	228	3.51%	27,581	623	3.02%	18,718	164	3.48%	10,222	79	3.07%
Federal funds sold	19,392	31	.21%	22,079	36	.22%	11,743	7	.24%	30,424	17	.22%
Interest bearing deposits	891	-	-	1,140	4	.47%	1,139	-	-	748	2	1.06%
Investments
Taxable 3	13,347	137	1.37%	11,856	140	1.58%	13,644	38	1.11%	11,157	39	1.39%
Partially taxable	116	-	-	107	-	-	113	-	-	107	-	-
Total earning assets	$533,400	$19,912	4.99%	$531,427	$19,638	4.94%	$545,980	$6,901	5.01%	$526,789	$6,481	4.88%
Interest Expense
Demand deposits	117,542	501	.57%	120,747	608	.67%	114,996	165	.57%	117,017	198	.67%
Savings	58,940	88	.20%	51,993	91	.23%	61,910	31	.20%	53,899	29	.21%
Time deposits	195,282	1,309	.90%	199,598	1,804	1.21%	193,883	416	.85%	197,137	575	1.16%
Short-term debt	3,556	7	.26%	7,098	22	.41%	3,808	3	.31%	3,378	3	.35%
Long-term debt	22,277	872	5.23%	39,506	1,175	3.98%	23,995	292	4.83%	35,474	389	4.35%
Total interest bearing liabilities	$397,597	$2,777	.93%	$418,942	$3,700	1.19%	$398,592	$907	.90%	$406,905	$1,194	1.16%

Tax equivalent net interest income 1		$17,135			$15,938			$5,994			$5,287

Net interest margin			4.29%			4.01%			4.36%			3.98%

1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income (see page 27) on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

September 30, 2014
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$28,400	$24,713	$110,346	$7,349	$-	$170,808
Installment	4,486	855	31,220	11,030	-	47,591
Real estate loans for investments	94,934	45,876	138,451	6,660	-	285,921
Loans held for sale	16,131	-	-	-	-	16,131
Credit cards	2,526	-	-	-	-	2,526
Federal funds sold	16,165	-	-	-	-	16,165
Interest bearing bank deposits	1,039	-	-	-	-	1,039
Investment securities	-	125	10,076	1,064	135	11,400
Total	$163,681	$71,569	$290,093	$26,103	$135	$551,581

Sources of funds
Interest bearing demand deposits	$-	$30,944	$67,612	$18,335	$-	$116,891
Savings deposits	-	12,680	38,041	12,680	-	63,401
Certificates of deposit $100,000 and over	28,178	17,989	32,144	-	-	78,311
Other certificates of deposit	19,372	46,258	52,708	-	-	118,338
Short-term borrowings	3,784	-	-	-	-	3,784
Long-term borrowings	5,125	375	8,785	10,906	-	25,191
Total	$56,459	$108,246	$199,290	$41,920	$-	$405,915

Discrete Gap	$107,222	$(36,677)	$90,803	$(15,817)	$135	$145,666

Cumulative Gap	$107,222	$70,545	$161,348	$145,531	$145,666

Ratio of Cumulative Gap to Total Earning Assets	19.44%	12.79%	29.25%	26.38%	26.41%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2014.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

F & M BANK CORP.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

F & M BANK CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

November 14, 2014

F & M BANK CORP.

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).