Form 10-K
period 2014-12-31
F&M BANK CORP
filed 2015-03-24
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☑

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,949,938 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2014 was approximately $52,213,903 based on the closing sales price of $17.70 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 20, 2015, there were 3,293,909 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2015 (the “Proxy Statement”).

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

Employees

On December 31, 2014, the Bank had 156 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, Continued

Item 1.  Business, continued

Regulation and Supervision, continued

Capital Requirements.  The Federal Reserve has issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements, the Company and Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred stockholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2014 were 16.09% and 17.35%, respectively, significantly above the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2014, was 12.88%, which is significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities

The Gramm-Leach-Bliley Act. Effective on March 11, 2001, the Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

PART I, Continued

Item 1.  Business, continued
Regulation and Supervision, continued

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  At December 31, 2014, our non-performing loans were $6.9 million, compared to $12.6 million at December 31, 2013.  Our provision for loan losses was $2.3 million for the year ended December 31, 2014, and our loan loss allowance was $8.7 million, or 1.68% of total loans held for investment at December 31, 2014.

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

PART I, Continued

Item 1A. Risk Factors, Continued

Our loan concentrations could, as a result of adverse market conditions, increase credit losses which could adversely impact earnings.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2014, approximately 84% of our loans had real estate as a primary or secondary component of collateral.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

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

PART I, Continued

Item 1A. Risk Factors, Continued

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

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Financial Reform Act.  The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%.  The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.  In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

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

PART I, Continued

Item 1A. Risk Factors, Continued

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

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule.  The Final Rules prohibit banking entities from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds.”  On January 14, 2014, the five financial regulatory agencies, approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.  We are currently evaluating the Volcker Rule; if we are required to divest any securities in our portfolio as a result of the Volcker Rule, it could result in impairments that could adversely impact our financial condition and results of operations.

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

PART I, Continued

Item 1A. Risk Factors, Continued

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

PART I, Continued

Item 1A. Risk Factors, Continued

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

Item 1B.  Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2014.

PART I, Continued

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

Transfer Agent and Registrar

Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2009, and the reinvestment of dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
F & M Bank Corp.	100.00	65.53	64.26	74.50	94.04	102.84
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank	100.00	112.05	86.78	117.11	160.79	179.74

PART II, Continued

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Continued

Recent Stock Prices and Dividends

Dividends to shareholders totaled $2,232,000 and $1,706,000 in 2014 and 2013, respectively. Regular quarterly dividends have been declared for sixty four consecutive quarters. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per share to net income per share was 37.36% in 2014, compared to 36.17% in 2013.

Refer to Payment of Dividends in Item 1.  Business, Regulation and Supervision section above for restrictions on dividends.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2014 totaled 164,132 shares; of this amount, none were repurchased in 2014.

The number of common shareholders of record was approximately 1,853 as of March 20, 2015. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2014			2013
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	17.21	18.00	$.17	15.00	17.73	$.17
2nd	17.27	19.90	.17	17.00	18.25	.17
3rd	17.70	19.08	.17	16.98	18.15	.17
4th	17.83	19.73	.17	16.90	19.00	.17
Total			$.68			$.68

PART II, Continued

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Interest and Dividend Income	$26,772	$25,966	$27,225	$27,680	$27,870
Interest Expense	3,648	4,773	6,294	7,719	9,005

Net Interest Income	23,124	21,193	20,931	19,961	18,865
Provision for Loan Losses	2,250	3,775	4,200	4,000	4,300

Net Interest Income after Provision for Loan Losses	20,874	17,418	16,731	15,961	14,565
Noninterest Income	3,485	3,925	3,627	3,118	3,249
Securities Gains (Losses)	-	-	-	1,024	349
Noninterest Expenses	15,656	14,720	13,362	12,892	12,741

Income before Income Taxes	8,703	6,623	6,996	7,211	5,422
Income Tax Expense	2,901	1,907	2,095	2,523	1,681
Net Income	$5,802	$4,716	$4,901	$4,688	$3,741
Per Share Data:
Net Income – basic	$1.82	$1.88	$1.96	$1.91	$1.63
Net Income - diluted	$1.80	$-	$-	$-	$-
Dividends Declared	.68	.68	.64	.60	.60
Book Value	21.20	21.56	19.76	18.53	18.31
Balance Sheet Data:
Assets	$605,308	$552,788	$596,904	$566,734	$538,855
Loans Held for Investment	518,202	478,453	465,819	451,570	445,147
Loans Held for Sale	13,382	3,804	77,207	60,543	23,764
Securities	22,305	38,486	18,807	22,108	24,144
Deposits	491,505	464,149	453,796	435,947	425,051
Short-Term Debt	14,358	3,423	34,597	18,539	5,355
Long-Term Debt	9,875	21,691	47,905	57,298	58,979
Stockholders’ Equity	77,798	54,141	49,384	46,180	42,229
Average Common Shares Outstanding – basic	3,119	2,504	2,496	2,450	2,299
Average Common Shares Outstanding – diluted	3,230	-	-	-	-
Financial Ratios:
Return on Average Assets1	1.00%	.82%	.86%	.84%	.69%
Return on Average Equity1	8.65%	9.11%	10.26%	10.41%	9.22%
Net Interest Margin	4.30%	4.02%	3.95%	3.87%	3.77%
Efficiency Ratio 2	58.51%	58.15%	54.03%	55.43%	57.23%
Dividend Payout Ratio	37.36%	36.17%	32.65%	31.41%	36.81%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	11.59%	9.00%	8.35%	8.14%	7.46%
Allowance for Loan Losses to Loans3	1.68%	1.71%	1.75%	1.54%	1.30%
Nonperforming Loans to Total Assets4	1.15%	2.28%	2.24%	2.61%	2.94%
Nonperforming Assets to Total Assets5	1.73%	2.75%	2.73%	3.15%	3.22%
Net Charge-offs to Total Loans3	.33%	.78%	.64%	.63%	.53%
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

Capital Activities

The Company raised an additional $12 million in common equity in a private placement offering in March of 2014.  In addition they raised $9.4 million in a new preferred stock offering in December 2014. Both amounts are net of fees related to the offering.

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

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary VBS Mortgage.  These loans are typically on the Bank’s books for two to three weeks prior to being sold to investors in the secondary market.  Similarly, the Bank also has a relationship with Gateway Savings Bank in Oakland, CA and NorthPointe Bank in Grand Rapids, MI where it purchases fixed rate loans for short periods of time pending those loans being sold to investors in the secondary market.  These loans have an average life of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days.  The Bank has maintained a relationship with Gateway Bank since 2003 and began its relationship with NorthPointe Bank in 2014.  This relationship allows the Bank to achieve a higher rate of return than it would on other short term investment opportunities.

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

Allowance for Loan Losses, continued

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002.  As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage.  The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2014, 2013 or 2012. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2014, 2013 and 2012.

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

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Overview

The Company’s net income for 2014 totaled $5,802,000 or $1.82 per common share, an increase of 23.03% from $4,716,000 or $1.88 a share in 2013. Return on average equity decreased in 2014 to 8.65% versus 9.11% in 2013, while the return on average assets increased from .82% to 1.00%.  The decrease in earnings per share and return on average equity resulted from the increase in shares outstanding following the issuance of additional common stock in March 2014.

See page 11 for a five-year summary of selected financial data.

Changes in Net Income per Common Share
	2014	2013
	to 2013	to 2012
Prior Year Net Income Per Common Share	$1.88	$1.96
Change from differences in:
Net interest income	.77	.10
Provision for credit losses	.61	.17
Noninterest income, excluding securities gains	(.18)	.12
Securities gains	-	-
Noninterest expenses	(.37)	(.54)
Income taxes	(.40)	.07
Effect of common stock raise	(.49)	-
Total Change	(.06)	(.08)
Net Income Per Common Share	$1.82	$1.88

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2014 was $23,124,000 representing an increase of $1,931,000 or 9.11% over the prior year.  A 1.25% increase in 2013 versus 2012 resulted in total net interest income of $21,193,000.

 In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 21), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.  For a reconciliation of tax equivalent net interest income to GAAP measures, see the table on page 23.

Tax equivalent income on earning assets increased $818,000.  Loans held for investment, expressed as a percentage of total earning assets, increased in 2014 to 91.84% as compared to 89.17% in 2013.  During 2014, yields on earning assets increased 5 basis points (BP), primarily due to a 47BP increase in the yield on installment loans. This increase is due to the growth in the Dealer Finance division, which is a higher yielding portfolio.  The average cost of interest bearing liabilities decreased 24BP in 2014, following a decrease of 25BP in 2013. The decrease in average cost resulted from maturing liabilities repricing at lower rates.  Following the recession of 2008/2009 the Federal Reserve’s Federal Open Market Committee (FOMC) has continued its accommodative monetary policy.

The analysis on the next page reveals an increase in the net interest margin to 4.30% in 2014 primarily due to changes in balance sheet leverage as higher rate borrowings decreased, the increase in noninterest bearing deposit accounts and the growth in the Dealer Finance division produced higher yields.

PART II, Continued

        Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

               Consolidated Average Balances, Yields and Rates1
	2014			2013			2012
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$164,666	$7,810	4.74%	$169,431	$7,896	4.66%	$168,135	$8,204	4.88%
Real estate	281,052	14,542	5.17%	268,902	14,796	5.50%	264,400	15,122	5.72%
Installment	50,695	3,960	7.81%	33,625	2,467	7.34%	23,560	2,019	8.57%

Loans held for investment4	496,413	26,312	5.30%	471,958	25,159	5.33%	456,095	25,345	5.56%
Loans held for sale	9,072	312	3.44%	21,298	648	3.04%	50,814	1,736	3.42%

Investment securities3
Fully taxable	13,392	205	1.53%	11,718	194	1.66%	16,424	209	1.27%
Partially taxable	116	-	.-	107	-	.-	108	1	.93%
Tax exempt	-	-	-	-	-	-	-	-	-

Total investment securities	13,508	205	1.53%	11,825	194	1.66%	16,532	210	1.27%

Interest bearing deposits in banks	896	-	-	1,084	4	.37%	1,334	5	.37%
Federal funds sold	20,602	44	.21%	23,094	50	.22%	11,463	25	.22%
Total Earning Assets	540,491	26,873	4.97%	529,259	26,055	4.92%	536,238	27,321	5.09%

Allowance for loan losses	(8,476)			(8,384)			(7,711)
Nonearning assets	47,036			48,565			44,002
Total Assets	$579,051			$569,440			$572,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$117,396	$664	.57%	$120,482	$792	.66%	$121,209	$1,195	.99%
Savings	60,460	122	.20%	52,714	119	.23%	45,120	182	.40%
Time deposits	195,933	1,704	.87%	198,786	2,331	1.17%	214,145	2,944	1.83%

Total interest bearing deposits	373,789	2,490	.67%	371,982	3,242	.87%	380,474	4,321	1.14%

Short-term debt	3,872	9	.23%	6,171	24	.39%	12,816	52	.41%
Long-term debt	21,501	1,149	5.34%	36,280	1,507	4.15%	55,275	1,921	3.48%

Total interest bearing liabilities	399,162	3,648	.91%	414,433	4,773	1.15%	448,565	6,294	1.40%

Noninterest bearing deposits	107,647			90,170			75,983
Other liabilities	5,134			13,074			199

Total liabilities	511,943			517,677			524,747
Stockholders’ equity	67,108			51,763			47,782

Total liabilities and stockholders’ equity	$579,051			$569,440			$572,529
		$17,508			$17,508			$17,508
Net interest earnings		$23,225			$21,282			$21,027

Net yield on interest earning assets (NIM)			4.30%			4.02%			3.92%
1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table illustrates the effect of changes in volumes and rates.

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,303	$(150)	$1,153	$882	$(1,068)	$(186)
Loans held for sale	(372)	36	(336)	(1,009)	(79)	(1,088)
Investment securities
Taxable	28	(17)	11	(60)	45	(15)
Partially taxable	-	-	-	-	(1)	(1)
Tax exempt	-	-	-	-	-	-

Interest bearing deposits in banks	(1)	(3)	(4)	(1)	-	(1)
Federal funds sold	(5)	(1)	(6)	25	-	25
Total Interest Income	953	(135)	818	(163)	(1,103)	(1,266)

Interest expense
Deposits
Demand	(20)	(108)	(128)	(7)	(396)	(403)
Savings	18	(15)	3	30	(93)	(63)
Time deposits	(33)	(594)	(627)	(281)	(332)	(613)

Short-term debt	(9)	(6)	(15)	(27)	(1)	(28)
Long-term debt	(613)	255	(358)	(661)	247	(414)
Total Interest Expense	(657)	(468)	(1,125)	(946)	(575)	(1,521)
Net Interest Income	$1 ,610	$333	$1,943	$783	$(528)	$255

Note:  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income increased $818,000 or 3.14% in 2014, after decreasing 4.63% or $1,266,000 in 2013. Overall, the yield on earning assets increased .05%, from 4.92% to 4.97%. Average loans held for investment grew during 2014, with average loans outstanding increasing $24,455,000 to $496,413,000.  Real estate loans increased 4.52%, commercial loans decreased 2.81% and consumer loans increased 50.77%.  The increase in consumer loans is result of the growth in our Dealer Finance division which opened at the end of 2012.  As you can see, the increase in tax equivalent interest income is due to the growth in the Dealer Finance division, which is a higher yielding portfolio.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table provides detail on the components of tax equivalent net interest income:
GAAP Financial Measurements: (Dollars in thousands).	2014	2013	2012
Interest Income – Loans	$26,522	$25,718	$26,984
Interest Income - Securities and Other Interest-Earnings Assets	249	248	240
Interest Expense – Deposits	2,490	3,242	4,321
Interest Expense - Other Borrowings	1,158	1,531	1,973
Total Net Interest Income	23,123	21,193	20,930

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	102	89	97
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	-	-
Total Tax Benefit on Tax-Exempt Interest Income	102	89	97
Tax-Equivalent Net Interest Income	$23,225	$21,282	$21,027

Interest Expense

Interest expense decreased $1,125,000 or 23.57% during 2014, which followed a 24.17% decrease or $1,521,000 in 2013. The average cost of funds of .91% decreased .24% compared to 2013. Average interest bearing liabilities decreased $15,271,000 in 2014 following decrease of $34,132,000 in 2013.  The decrease in interest bearing liabilities was the result of a decrease in short and long term debt and migration from interest bearing deposits to noninterest bearing accounts.  Long term debt decreased with the subordinated debt redemption and/or conversion to Preferred Stock.  Due to declining rates and the migration into noninterest bearing accounts the expense associated with time deposits decreased $627,000 (26.90%) in 2014. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 22.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Non-interest income decreased 12.45% ($502,000) in 2014 following an increase of 6.87% in 2013.  The majority of the decrease is from decreased income from our mortgage and investment subsidiaries ($233,000).  Other areas of decrease were service charges on deposit accounts ($84,000) and bank owned life insurance ($42,000).

There were no security transactions in 2014, 2013 or 2012 which resulted in a gain or loss.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Noninterest Expense

Noninterest expenses increased from $14,720,000 in 2013 to $15,656,000 in 2014, a 6.36% increase.  Salary and benefits increased 1.60% to $8,810,000 in 2014, following an 11.22% increase in 2013.  This increase was the result of normal salary increases and increasing benefit costs (primarily health insurance).  This year the pension expense declined which resulted in a smaller increase than 2013.  Other real estate owned expenses increased $192,000 or 8.96% due to costs associated with maintaining the properties and losses from sales or write-downs of property.  Other operating expenses increased $562,000 in 2014, following a $523,000 increase in 2013.  Increases were in advertising ($38,000), data processing expense ($200,000), and supplies and stationary ($92,000).  Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.61%, 2.58%, and 2.33%, in 2014, 2013 and 2012, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 2.89%, 2.93% and 2.93% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience.  This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $3,775,000 in 2013 to $2,250,000 in 2014. The decrease in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $1,709,000 in 2014 and $3,745,000 in 2013. Loan losses as a percentage of average loans held for investment totaled .33% and .78% in 2014 and 2013, respectively. As stated in the most recently available Bank Holding Company Performance Report (BHCPR), peer group loss averages were .18% in 2014 and .32% in 2013.

Balance Sheet

Total assets increased 9.50% during the year to $605,308,000, an increase of $52,520,000 from $552,788,000 in 2013.  Average earning assets increased 2.12% or $11,232,000 to $540,491,000 at December 31, 2014. The increase in earning assets is due largely to the growth in the Dealer Finance division in installment loans.  Average interest bearing deposits increased $1,807,000 for 2014 or .49%, with all the growth resulting from an increase in the savings category. The Company continues to utilize its assets well with 90.00% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities increased 14.23% in 2014 to $13,508,000.  At year end, 2.50% of average earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 1.53% for 2014, down from 1.66% in 2013.

There were no security gains or losses and no Other Than Temporary Impairment (OTTI) write-downs in 2014, 2013 or 2012.  Additional information on the securities impairment write-downs can be found on page 19 under the caption “Securities Impairment”.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2014	2013	2012

Available for Sale1
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$12,058	$29,065	$7,031
Mortgage-backed2	1,022	1,201	1,647
Marketable equity securities	135	-	-
Total	13,215	30,266	8,678

Held to Maturity
U.S. Treasury and Agency	125	106	107
Total	125	106	107

Other Equity Investments	8,965	8,114	10,022
Total Securities	$22,305	$38,486	$18,807
1        At estimated fair value.  See Note 4 to the Consolidated Financial Statements for amortized cost.
2        Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2014 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury, Agency & GSE		$2,000.05%		$10,058.94%	$-		$-		$12,058.79%
Mortgage-backed							1,022	2.29%	1,022	2.29%
Marketable equities		-		-	-		135		135
Total		$2,000.05%		$10,058.94%	$-		$1,157	2.29%	$13,215.90%

Debt Securities Held to Maturity

U.S. Treasury & Agency		$125.38%							$125.38%
Total		$125.38%							$125.38%

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

The Company’s portfolio of loans held for investment totaled $518,202,000 at December 31, 2014 compared with $478,453,000 at the beginning of the year.  The Company’s policy has been to make conservative loans that are held for future interest income.  Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased 6.62% during 2014 to $174,748,000. Real estate mortgages increased $11,194,000 (5.26%).  Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties.

Construction loans decreased $1,332,000 or 1.94%. The decline in construction loans resulted from the slower economy which reduced construction within the Bank’s primary market area.  The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $18,972,000 or 61.91%.  This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $40,634,000.  Credit card balances increased $25,000 to $2,705,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Real estate – mortgage	$223,824	$212,630	$204,812	$193,280	$190,162
Real estate – construction	67,180	68,512	71,251	72,224	79,337
Consumer installment	49,615	30,643	15,753	13,015	19,043
Commercial	147,599	135,835	147,089	141,014	121,490
Agricultural	15,374	16,265	14,099	15,985	19,761
Multi-family residential	11,775	11,797	9,357	13,157	12,259
Credit cards	2,705	2,680	2,788	2,812	2,771
Other	130	91	670	83	324
Total Loans	$518,202	$478,453	$465,819	$451,570	$445,147

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2014:
	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$53,878	$104,035	$5,060	$162,973
Multi-family residential	2,296	8,838	641	11,775
Real Estate – mortgage	90,887	132,689	248	223,824
Real Estate – construction	56,789	9,941	450	67,180
Consumer – installment/other	7,314	45,092	44	52,450
Total	$211,164	$300,595	$6,443	$518,202

Loans with predetermined rates	$21,555	$64,465	$3,764	$89,784
Loans with variable or
adjustable rates	189,609	236,130	2,679	428,418
Total	$211,164	$300,595	$6,443	$518,202

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Analysis of Loan Portfolio, continued

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value.  If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance.  On approximately 94% of the real estate loans, interest is adjustable after each one, three or five year period. The remainder of the portfolio is comprised of fixed rate loans that are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 81% of the loans are secured by automobiles and trucks.

Prior to the recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property.  However, due to the slowing economy and declining real estate sales it is estimated that values peaked in 2007 or 2008.  Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%.  Values appear to have bottomed out in 2011, with modest increases in both 2013 and 2014.  Approximately 84% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2014, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  The Company would have earned approximately $361,000 in additional interest income had the loans on nonaccrual status been current and performing.  Nonperforming loans totaled $6,975,000 at December 31, 2014 compared to $12,582,000 at December 31, 2013.  At December 31, 2014 $1,000 of loans (credit cards) 90 days or more past due were not on nonaccrual status.  Approximately 97% of these nonperforming loans are secured by real estate. Although management expects that there may be additional loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment.  As of December 31, 2014, the Company holds $3,507,000 of real estate which was acquired through foreclosure, of which $475,000 was under contract pending sale in the first quarter of 2015.

Nonperforming loans have decreased approximately $5,607,000 since December 31, 2013.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to risk elements and impaired loans:

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual Loans:
Real Estate - 2011 includes $1,040 of restructured loans	$5,481	$9,963	$9,611	$7,671	$5,189
Commercial - 2011 includes $309 of restructured loans	1,179	1,890	2,914	5,888	1,656
Home Equity	153	402	740	266	715
Other	161	-	121	39	30

Loans past due 90 days or more:
Real Estate	0	246	-	646	3021
Commercial	0	4	-	-	4581
Home Equity	0	61	-	260	588
Other	1	16	-	6	54

Total Nonperforming loans	$6,975	$12,582	$13,386	$14,776	$15,834

Restructured Loans:
Real Estate	179	50	147	4,786	267
Commercial	22	1,450	4,628	1,292	385

Nonperforming loans as a percentage of loans held for investment	1.35%	2.63%	2.87%	3.27%	3.56%

Net Charge Offs to Total Loans Held for Investment(1)	0.33%	0.78%	0.64%	0.63%	0.53%

Allowance for loan and lease losses to nonperforming loans	125.09%	65.04%	60.91%	46.95%	36.54%
Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2014, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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

The allowance for loan losses of $8,725,000 at December 31, 2014 is equal to 1.68% of total loans held for investment.  This compares to an allowance of $8,184,000 (1.71%) at December 31, 2013 and 1.75% at December 31, 2012.  Management and the Board of Directors have made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio.  The overall level of the allowance is comparable with peer group averages and management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $1,709,000 in 2014 which is equivalent to .33% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .58%, compared to a .33% loss rate for its peer group.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:
(Dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of period	$8,184	$8,154	$6,937	$5,786	$3,836
Provision charged to expenses	2,250	3,775	4,200	4,000	4,300
Loan losses:
Construction/land development	1,611	2,127	1,480	1,263	249
Farmland	-	-	-	-	3
Real Estate	208	173	482	474	181
Multi-family	-	-	-	-	958
Commercial Real Estate	-	201	424	381	346
Home Equity – closed end	-	159	69	222	200
Home Equity – open end	80	68	-	83	-
Commercial & Industrial – Non Real Estate	385	986	776	423	332
Consumer	33	173	45	90	117
Dealer Finance	107	17	-	-	-
Credit Cards	46	121	71	106	97
Total loan losses	2,470	4,025	3,347	3,042	2,483
Recoveries:
Construction/land development	223	40	192	-	-
Farmland	-	-	3	-	-
Real Estate	-	-	-	8	2
Multi-family	-	-	-	48	52
Commercial Real Estate	108	42	48	16	2
Home Equity – closed end	-	-	-	3	-
Home Equity – open end	-	29	-	27	-
Commercial & Industrial – Non Real Estate	356	127	62	24	-
Consumer	33	14	27	42	56
Dealer Finance	6	-	-	-	-
Credit Cards	35	28	32	25	21
Total recoveries	761	280	364	193	133
Net loan losses	(1,709)	(3,745)	(2,983)	(2,849)	(2,350)
Balance at end of period	$8,725	$8,184	$8,154	$6,937	$5,786

Allowance for loan losses as a
percentage of loans	1.68%	1.71%	1.75%	1.54%	1.30%

Net loan losses to loans outstanding	.33%	.78%	.64%	.63%	.53%

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2014		2013		2012		2011*		2010*
Allowance for loan losses: (in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$4,738	54.30%	$4,007	45.93%	$2,771	33.86%	$-	-	$-	-
Real Estate	623	7.14%	400	4.58%	924	11.29%	-	-	-	-
Commercial, Financial and Agricultural	1,337	15.33%	2,239	25.66%	3,187	38.94%	2,984	36.60%	2,653	38.24%
Consumer	1,685	19.31%	905	10.37%	253	3.09%	298	3.65%	270	3.89%
Home Equity	342	3.92%	633	7.26%	1,019	12.45%	920	11.28%	578	8.33%
Total	$8,725	100.00%	$8,184	93.80%	$8,154	99.63%	$6,937	85.07%	$5,785	83.39%
* Allocation detail for Construction/Land Development verses Real Estate is not easily available.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings

The average deposit balances and average rates paid for 2014, 2013 and 2012 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)
	December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$119,203		$90,170		$75,983

Interest-bearing:
Interest Checking	$117,396	.57%	$120,482	.66%	$121,209	.99%
Savings Accounts	60,460	.20%	52,714	.23%	45,120	.40%
Time Deposits:
CDARS	19,771	.21%	8,581	.53%	10,339	.69%
$100,000 or more	74,743	.61%	69,130	.87%	67,562	1.01%
Less than $100,000	101,419	1.19%	121,075	1.39%	136,244	1.61%
Total Interest-bearing	373,789	.67%	371,982	.87%	380,474	1.14%
Total deposits	$492,992	.51%	$462,152	.70%	$456,457	.95%

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $29,033,000 or 32.20% from $90,170,000 at December 31, 2013 to $119,203,000 at December 31, 2014. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $1,807,000 or .49% from $371,982,000 at December 31, 2013 to $373,789,000 at December 31, 2014. Total interest checking (including money market) account balances decreased $3,086,000 or 2.56% from $120,482,000 at December 31, 2013 to $117,396,000 at December 31, 2014.   Total savings account balances increased $7,746,000 or 14.69% from $52,714,000 at December 31, 2013 to $60,460,000 at December 31, 2014.

Time deposits decreased $2,853,000 or 1.44% from $198,786,000 at December 31, 2013 to $195,933,000 at December 31, 2014. This is comprised of an increase in certificates of deposit of $100,000 and more of $5,613,000 or 8.12% from $69,130,000 at December 31, 2013 to $74,743,000 at December 31, 2014, a decrease in certificates of deposit of less than $100,000 of $19,656,000 or 16.23% from $121,075,000 at December 31, 2013 to $101,419,000 at December 31, 2014 and an increase in CDARs deposits of $11,190,000 or 130.40% from $8,581,000 at December 31, 2013 to $19,771,000 at December 31, 2014.  The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:
(Actual Dollars in thousands)	2014	2013

Less than 3 months	$32,378	$14,360
3 to 6 months	6,915	5,485
6 to 12 months	7,439	15,219
1 year to 5 years	33,080	34,610

Total	$79,812	$69,674

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

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company borrowed $10,000,000 during 2014, with maturities ranging from 5 to 10 years, to replace maturities and lock in lower rates.  There were no new long term borrowings in 2013 or 2012. Repayment of amortizing and fixed maturity loans through FHLB totaled $11,625,000 for the year.  These loans carry an average rate of 2.33% at December 31, 2014.  The subordinated debt was all redeemed and/or converted to Preferred stock by December 31. 2014.

Contractual Obligations and Scheduled Payments (dollars in thousands)
	December 31, 2014
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreements to repurchase	$4,358	-	-	-	$4,358
FHLB Short term advances	10,000	-	-	-	10,000
Federal Funds Purchased	-	-	-	-	-
FHLB long term advances	500	1,500	3,500	4,375	9,875
Subordinated Debt	-	-	-	-	-
Total	$14,858	$1,500	$3,500	$4,375	$24,233

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total stockholders' equity increased $23,657,000 or 43.70% in 2014.  This increase includes a common stock raise of $12,000,000 and a new issuance of preferred stock which totaled $9,425,123.  In addition, net income totaled $5,801,609, noncontrolling interest net income totaled $45,653, other sales of common stock totaled $55,709, changes in other comprehensive income decreased $1,401,498, and capital was reduced by dividends ($2.232 million) and minority interest distributions of $37,516.  As of December 31, 2014, book value per common share was $21.20 compared to $21.56 as of December 31, 2013. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Simply stated, the riskier an entity's investments, the more capital it is required to maintain.  The Bank, as well as the Company, is required to maintain these minimum capital levels.  The two types of capital guidelines are Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At December 31, 2014, the Company had Tier I capital of 16.09% of risk weighted assets and combined Tier I and II capital of 17.35% of risk weighted assets.  Regulatory minimums at this date were 6% and 8%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 4% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition.  At December 31, 2014, the Company reported a leverage ratio of 12.88%.  The Bank's leverage ratio was also substantially above the minimum.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. Fortunately the Company’s net interest margin increased .28% in 2014 following an increase of .10% in 2013.  This increase can be attributed to the growth in the Dealer finance division and continued reduction in cost of funds,  in addition to the matching of maturities of interest bearing liabilities to interest earning assets.  Due to a slowing of the national economy and market turbulence related to the sub-prime mortgage lending crisis, the Federal Reserve began cutting short term interest rates in September 2007. The Federal Reserve has cut short term rates a total of 5.00% to a target of 0 to .25%.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $27,510,000 for 2014.  The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources.  Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.  The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans.  The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2014.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 13.98% of total earning assets, compared to 15.35% in 2013. Approximately 43.36% of rate sensitive assets and 40.91% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $6,904,000 during the year, while total earning assets increased $48,547,000. The increase is attributed to growth in Loans Held for Investment of $39,749,000 as well as Loans Held for Sale of $9,578,000.  Growth in the loan held for investment portfolio was concentrated in real estate secured loans, commercial and the Dealer Finance division. Short term liabilities increased $7,103,000, while total interest bearing liabilities increased $6,597,000. The increase in short term liabilities is due to an increase in short term debt of $10,000,000 to fund Loans Held for Sale.  Due to the relatively flat yield curve, management has kept deposit rates low.  These actions and the increase in total earning assets have resulted in a slightly lower one year cumulative gap than prior year.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2014, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$110,491	$97,968	$300,595	$6,443	$-	$515,497
Loans held for sale	13,382	-	-	-	-	13,382
Federal funds sold	16,051	-	-	-	-	16,051
Investment securities	2,000	125	10,058	1,022	135	13,340
Credit Cards	2,705	-	-	-	-	2,705
Interest bearing bank deposits	911	-	-	-	-	911

Total	145,540	98,093	310,653	7,465	135	561,886

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	31,689	69,166	18,739	-	119,594
Savings deposits	-	12,850	38,549	12,850	-	64,249
Certificates of deposit $100,000 and over	32,378	14,354	33,080	-	-	79,812
Other certificates of deposit	20,460	38,482	56,709	-	-	115,651

Total Deposits	52,838	97,375	197,504	31,589	-	379,306
Short-term debt	14,358	-	-	-	-	14,358
Long-term debt	125	375	5,000	4,375	-	9,875
Total	67,321	97,750	202,504	35,964	-	403,539
Discrete Gap	78,219	343	108,149	(28,499)	135	158,347
Cumulative Gap	78,219	78,562	186,711	158,212	158,347
As a % of Earning Assets	13.92%	13.98%	33.22%	28.16%	28.18%

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP.  Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2014 and 2013:

	2014
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$6,934	$6,873	$6,674	$6,291	$26,772
Interest Expense	871	908	919	950	3,648

Net Interest Income	6,063	5,965	5,755	5,341	23,124
Provision for Loan Losses	-	750	750	750	2,250

Net Interest Income after Provision,
For Loan Losses	6,063	5,215	5,005	4,591	20,874

Non-Interest Income	780	995	934	776	3,485
Non-Interest Expense	4,194	3,923	3,801	3,738	15,656

Income before taxes	2,649	2,287	2,138	1,629	8,703
Income Tax Expense	1,057	726	642	476	2,901

Net Income	$1,592	$1,561	$1,496	$1,153	$5,802

Net Income Per Average Common Share	$.43	$.48	$.45	$.46	$1.82

	2013
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$6,400	$6,458	$6,509	$6,599	$25,966
Interest Expense	1,073	1,194	1,228	1,278	4,773

Net Interest Income	5,327	5,264	5,281	5,321	21,193
Provision for Loan Losses	750	1,000	1,125	900	3,775

Net Interest Income after Provision,
For Loan Losses	4,577	4,264	4,156	4,421	17,418

Non-Interest Income	939	1,026	1,094	866	3,925
Non-Interest Expense	3,890	3,662	3,565	3,603	14,720

Income before taxes	1,626	1,628	1,685	1,684	6,623
Income Tax Expense	442	445	552	468	1,907

Net Income	$1,184	$1,183	$1,133	$1,216	$4,716

Net Income Per Average Common Share	$.47	$.47	$.45	$.49	$1.88

Item 8.  Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Cash and due from banks (notes 3 and 15)	$6,241,016	$5,834,596
Money market funds	910,527	708,049
Federal funds sold	16,051,000	2,000
Cash and cash equivalents	23,202,543	6,544,645

Securities:
Held to maturity - fair value of $125,150 and $106,387 in 2014 and 2013, respectively (note 4)	125,150	106,387
Available for sale (note 4)	13,215,112	30,265,781
Other investments (note 4)	8,964,640	8,113,600
Loans held for sale	13,381,941	3,804,425
Loans held for investment (notes 5)	518,201,574	478,453,008
Less allowance for loan losses (note 6)	(8,724,731)	(8,184,376)
Net Loans Held for Investment	509,476,843	470,268,632

Other real estate owned (note 9)	3,507,153	2,628,418
Bank premises and equipment, net (note 8)	6,458,254	6,525,057
Interest receivable	1,674,846	1,498,112
Goodwill (note 23)	2,669,517	2,669,517
Bank owned life insurance (note 24)	12,581,210	12,121,772
Other assets	10,050,893	8,241,821
Total Assets	$605,308,102	$552,788,167

Liabilities
Deposits: (note 10)
Noninterest bearing	$112,197,722	$92,396,921
Interest bearing:
Demand	93,693,468	92,562,273
Money market accounts	25,900,061	24,894,002
Savings	64,249,199	58,292,273
Time deposits over $100,000	79,812,757	69,673,722
All other time deposits	115,651,329	126,330,053
Total Deposits	491,504,536	464,149,244

Short-term debt (note 11)	14,358,492	3,423,078
Accrued liabilities	11,771,671	9,383,610
Subordinated debt (note 12)	-	10,191,000
Long-term debt (note 12)	9,875,000	11,500,000
Total Liabilities	527,509,699	498,646,932

Commitments and Contingencies (notes 4 and 16)

Stockholders’ Equity (Note 22)
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding for 2014
and none in 2013	9,425,123	-
Common stock $5 par value, 6,000,000 shares authorized, 3,291,766 and
2,511,735 shares issued and outstanding for 2014 and 2013, respectively	16,458,830	12,558,675
Additional paid in capital – common stock	11,259,995	3,104,441
Retained earnings (note 19)	42,554,421	38,984,724
Noncontrolling interest	426,365	418,228
Accumulated other comprehensive income (loss)	(2,326,331)	(924,833)
Total Stockholders' Equity	77,798,403	54,141,235
Total Liabilities and Stockholders' Equity	$605,308,102	$552,788,167

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2014, 2013 and 2012
	2014	2013	2012
Interest and Dividend Income
Interest and fees on loans held for investment	$26,210,609	$25,070,039	$25,247,444
Interest on loans held for sale	312,364	647,622	1,736,361
Interest on deposits and federal funds sold	44,435	54,679	30,363
Interest on debt securities	204,649	193,244	210,371
Total Interest and Dividend Income	26,772,057	25,965,584	27,224,539

Interest Expense
Interest on demand deposits	663,618	791,245	1,194,567
Interest on savings deposits	121,808	119,020	182,479
Interest on time deposits over $100,000	589,673	781,950	908,389
Interest on all other time deposits	1,114,470	1,549,273	2,035,900

Total interest on deposits	2,489,569	3,241,488	4,321,335
Interest on short-term debt	9,437	23,956	51,380
Interest on long-term debt	1,148,716	1,507,299	1,921,356
Total Interest Expense	3,647,722	4,772,743	6,294,071

Net Interest Income	23,124,335	21,192,841	20,930,468

Provision for Loan losses (note 6)	2,250,000	3,775,000	4,200,000

Net Interest Income After Provision for Loan Losses	20,874,335	17,417,841	16,730,468

Noninterest Income
Service charges on deposit accounts	1,033,959	1,117,910	1,168,221
Insurance and other commissions	635,543	868,464	868,965
Other operating income	1,393,897	1,537,397	1,254,490
Income on bank owned life insurance	466,936	508,658	481,681
Total Noninterest Income	3,530,335	4,032,429	3,773,357

Noninterest Expenses
Salaries	6,898,400	6,524,515	5,823,204
Employee benefits (note 14)	1,911,250	2,146,871	1,972,835
Occupancy expense	621,855	606,935	553,655
Equipment expense	589,919	547,948	549,564
FDIC insurance assessment	690,000	704,103	706,673
Other real estate owned expenses	407,219	214,832	303,802
Other operating expenses	4,537,269	3,974,791	3,451,645
Total Noninterest Expenses	15,655,912	14,719,995	13,361,378

Income before Income Taxes	8,748,758	6,730,275	7,142,447

Income Tax Expense (note 13)	2,901,496	1,907,297	2,095,397

Consolidated Net Income – F & M Bank Corp.	5,847,262	4,822,978	5,047,050

Net Income - Noncontrolling interest	(45,653)	(107,185)	(145,966)
Net Income-F & M Bank Corp.	$5,801,609	$4,715,793	$4,901,084

Dividends paid/accumulated on preferred stock	127,500	-	-
Net Income available to common stockholders	$5,674,109	$4,715,793	$4,901,084

Per Share Data
Net Income - basic	1.82	1.88	1.96
Net Income - diluted	1.80	1.88	1.96
Cash Dividends	.68	.68	.64
Average Common Shares Outstanding – basic	3,119,333	2,504,015	2,496,300
Average Common Shares Outstanding – diluted	3,229,942	2,504,015	2,496,300

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
For the years ended 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Net Income:
Net income – F & M Bank Corp	$5,801,609	$4,715,793	$4,901,084
Net income attributable to noncontrolling interest	45,653	107,185	145,966
Total net income	5,847,262	4,822,978	5,047,050

Other comprehensive income (loss):
Pension plan adjustment	(2,145,868)	2,314,274	(557,609)
Tax effect	729,595	(786,853)	189,587
Pension plan adjustment, net of tax	(1,416,273)	1,527,421	(368,022)

Unrealized holding gains (losses)
on available-for-sale securities	22,386	(75,127)	26,470
Tax effect	(7,611)	25,543	(9,000)
Unrealized holding gain (losses), net of tax	14,775	(49,584)	17,470
Total comprehensive income	$4,445,764	$6,300,815	$4,696,498

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014, 2013 and 2012

						Accumulated
						Other
						Comprehensive
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Income
	Stock	Stock	Capital	Earnings	Interest	(Loss)	Total

Balance December 31, 2011	$-	$12,463,580	$2,080,691	$32,671,401	$216,165	$(2,052,118)	$46,179,719

Net income				4,901,084	145,966		5,047,050
Other comprehensive income (loss)						(350,552)	(350,552)

Dividends on common stock				(1,597,673)			(1,597,673)
Stock issued (6,828 shares)	-	34,140	71,276	-	-	-	105,416

Balance December 31, 2012	$-	$12,497,720	$2,951,967	$35,974,812	$362,131	$(2,402,670)	$49,383,960

Net income				4,715,793	107,185		4,822,978
Other comprehensive income (loss)						1,477,837	1,477,837

Minority Interest Contributed Capital (Distributions)					(51,088)		(51,088)
Dividends on common stock				(1,705,881)			(1,705,881)
Stock issued (12,141 shares)		60,955	152,474	-	-	-	213,429

Balance December 31, 2013	$-	$12,558,675	$3,104,441	$38,984,724	$418,228	$(924,833)	$54,141,235

Net income				5,801,609	45,653		5,847,262
Other comprehensive income (loss)						(1,401,498)	(1,401,498)

Minority Interest Contributed Capital (Distributions)					(37,516)		(37,516)
Dividends on preferred stock				(127,500)			(127,500)
Dividends on common stock				(2,104,412)			(2,104,412)
Preferred stock issued (400,000 shares)	9,425,123						9,425,123
Common Stock issued (780,031 shares)	-	3,900,155	8,155,554	-	-	-	12,055,709

Balance December 31, 2014	$9,425,123	$16,458,830	$11,259,995	$42,554,421	$426,365	$(2,326,331)	$77,798,403

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$5,801,609	$4,715,793	$4,901,084
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	612,116	581,625	597,920
Amortization (Accretion) of securities	76,057	45,416	74,190
Sale of loans held for sale originated	56,210,640	79,778,381	76,622,865
Loans held for sale originated	(56,044,669	(71,169,362)	(81,529,577)
Provision for loan losses	2,250,000	3,775,000	4,200,000
Benefit (expense) for deferred taxes	(515,538	(568,858)	494,733
(Increase) decrease in interest receivable	(176,734	204,735	113,014
(Increase) decrease in other assets	(1,473,634	(967,516)	1,729,648
Increase (decrease) in accrued expenses	1,159,913	1,731,973	528,576
Amortization of limited partnership investments	608,360	581,737	550,989
Loss on sale and valuation adjustments of other real estate owned	318,714	97,155	200,865
Income from life insurance investment	(466,936	(508,658)	(481,681)
Net Cash Provided by Operating Activities	8,359,898	18,297,421	8,002,626

Cash Flows from Investing Activities
(Increase) decrease in interest bearing bank deposits	-	248,000	(95,585)
Purchase of bank owned life insurance	-	-	(4,063,687)
Proceeds from maturities of securities available for sale	27,495,319	10,712,508	20,647,760
Proceeds from maturities of securities held to maturity	106,000
Purchases of securities available for sale	(11,957,235	(31,093,384)	(17,946,019)
Purchases of securities held to maturity	(125,250
Net increase in loans held for investment	(43,642,033	(17,149,156)	(18,806,297)
Net (increase) decrease in loans held for sale participations	(9,743,487	64,793,073	(11,756,993)
Net purchase of property and equipment	(545,313	(661,621)	(565,898)
Proceeds from sale of other real estate owned	986,373	928,897	1,564,272
Net Cash Provided by (Used in) Investing Activities	(37,425,626	27,778,317	(31,022,447)

Cash Flows from Financing Activities
Net change in demand and savings deposits	27,894,981	15,867,944	19,689,196
Net change in time deposits	(539,689	(5,514,239)	(1,840,280)
Net change in short-term debt	10,935,414	(31,174,274)	16,058,389
Dividends paid in cash	(2,231,912	(1,705,881)	(1,597,673)
Proceeds from long-term debt	10,000,000	-	-
Proceeds from issuance of preferred stock	6,831,123	-	-
Proceeds from issuance of common stock	12,055,709	213,429	105,416
Repayments of long-term debt	(19,222,000	(26,214,286)	(9,392,857)
Net Cash Provided by (Used in) Financing Activities	45,723,626	(48,527,307)	23,022,191

Net Increase (Decrease) in Cash and Cash Equivalents	16,657,898	(2,451,569)	2,370

Cash and Cash Equivalents, Beginning of Year	6,544,645	8,996,214	8,993,844
Cash and Cash Equivalents, End of Year	$23,202,543	$6,544,645	$8,996,214

Supplemental Disclosure:
Cash paid for:
Interest expense	$3,703,190	$6,500,592	$6,245,244
Income taxes	1,607,000	800,000	1,700,000
Transfers from loans to other real estate owned	2,914,958	1,337,890	1,972,032
Noncash exchange of other real estate owned	(780,097	(569,245)	(567,171)
Conversion of subordinated debt to preferred stock	2,594,000	-	-

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

The Company raised an additional $12 million (net of fees) in common stock in a private placement offering in March of 2014.  They also issued $9.4 million (net of fees) in a new offering of preferred stock during December 2014.  This additional capital will be used to fund loan growth as well as support new branches in an adjoining county.

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

Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years).  In addition, state and federal historic rehabilitation credits are generated from some of the partnerships.  Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.  All benefits have been shown as a part of income tax expense.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

Loans Held for Sale

These loans consists of fixed rate loans made through its subsidiary, VBS Mortgage and loans purchased from Gateway Savings Bank, Oakland, CA and NorthPointe Bank, Grand Rapids, MI.

VBS Mortgage originates conforming mortgage loans for sale in the secondary market.  The bank (VBS) gives the customer a rate commitment at the time the rate is locked.  The bank then immediately gets a rate lock-in from the investor that will be buying the loan upon closing.  Both the rate lock and the purchase commitments (which is a blanket agreement) are best effort agreements, subject to final approval and underwriting.  Because either party can walk away from these agreements prior to closing, neither the rate lock commitment nor the purchase commitment is considered a derivative contract.  The bank provides a warehouse line for the Mortgage subsidiary after closing, until the loan is purchased by the investor.  The average time on the line is two or three weeks. Although VBS does have a line, loans are actually assigned to the bank at closing and then reassigned prior to purchase from investor.  There were $2.6 million of these mortgage loans held for resale at the end of the year.  All of these loans are under contract to deliver to an investor as a specified price.  Because of this and the short holding period, these loans are carried at par and a gain is recorded at transfer to the investor.  The effect of not marking these loans to market is not material to the current year financial statements.

Gateway Savings Bank (“Gateway”) loans are originated by a network of mortgage loan originators throughout the United States.  A take out commitment is in place at the time the loans are purchased.  The Gateway arrangement has been used since 2003 as a higher yielding alternative to federal funds sold or investment securities.  These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.  Gateway Savings Bank discontinued the loan participation program in December of 2014 and the Company became a participant with NorthPointe Bank which obtained the Gateway Savings Bank program and incorporated it into their existing program.  The NorthPointe Bank program and procedures are the same as described above for Gateway.

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
December 31, 2014 and 2013

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

Other Real Estate Owned (OREO)

As of December 31, 2014, the Bank had $3.5 million classified as OREO on the balance sheet, compared to $2.63 million as of December 31, 2013. The table in Note 9 reflects the OREO activity in 2014.  The Company’s policy is to carry OREO on its balance sheet at the lower of cost or market.  Values are reviewed periodically and additional losses are recognized if warranted based on market conditions.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Goodwill totaled $2,669,517 at December 31, 2014 and 2013. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2014, 2013 or 2012.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2014, 2013, and 2012 were $317,780, $278,555, and $251,258, respectively.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:
For the year ended
December 31, 2014
Earnings Available to Common Stockholders:
Net Income	$5,801,609
Preferred Stock Dividends	127,500
Net Income Available to Common Stockolders	$5,674,109

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:
	Year ending December 31, 2014
	Income	Shares	Per Share Amounts
Basic EPS	$5,674,109	3,119,333	$1.82
Effect of Dilutive Securities:
Convertible Preferred Stock	127,500	110,609	(0.02)
Diluted EPS	$5,801,609	3,229,942	$1.80

There were no dilutive securities for the years ended December 31, 2013 and 2012.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3                  CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits.  The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2014 and 2013.

NOTE 4                  INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U. S. Treasuries	$125,150	$-	$-	$125,150
December 31, 2013
U. S. Treasuries	$106,387	$-	$-	$106,387

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U. S. Treasuries	$4,025,740	$-	$6,100	$4,019,640
Government sponsored enterprises	8,039,540	8,940	9,880	8,038,600
Mortgage-backed obligations of federal agencies	1,011,092	10,780	-	1,021,872
Marketable equities	135,000	-	-	135,000
Total Securities Available for Sale	$13,211,372	$19,720	$15,980	$13,215,112

December 31, 2013
U. S. Treasuries	$-	$-	$-	$-
Government sponsored enterprises	29,075,893	11,460	22,253	29,065,100
Mortgage-backed obligations of federal agencies	1,208,533	-	7,852	1,200,681
Marketable equities	-	-	-	-
Total Securities Available for Sale	$30,284,426	$11,460	$30,105	$30,265,781

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125,150	$125,150	$2,000,000	$1,999,980
Due after one year through five years	-	-	10,065,280	10,058,260
Due after five years	-	-	1,146,092	1,156,872
Total	125,150	125,150	13,211,372	13,215,112

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

There were no sales of debt or equity securities during 2014, 2013 or 2012

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $13,080,000 at December 31, 2014 and $10,255,000 at December 31, 2013.

Other investments consist of investments in eighteen low-income housing and historic equity partnerships (carrying basis of $6,340,000), stock in the Federal Home Loan Bank (carrying basis of $1,392,000), and various other investments (carrying basis of $1,233,000).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The market values of these securities are estimated to approximate their carrying value as of December 31, 2014.   At December 31, 2014, the Company was committed to invest an additional $3,679,541 in seven low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
U. S. Treasuries	$4,020	$(6)	$-	$-	$4,020	$(6)
Government sponsored enterprises	2,004	(2)	1,991	(8)	3,995	(10)
Mortgage-backed obligations	-	-	-	-	-	-
Total	$6,024	$(8)	$1,991	$(8)	$8,015	$(16)

2013
U. S. Treasuries	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	4,984	(22)	-	-	4,984	(22)
Mortgage-backed obligations	1,191	(8)	-	-	1,191	(8)
Total	$6,175	$(30)	$-	$-	$6,175	$(30)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company did not recognize any other-than-temporary impairment losses in 2014, 2013 or 2012.

NOTE 5                  LOANS:

Loans held for investment as of December 31:
	2014	2013
Construction/Land Development	$67,180,467	$68,512,341
Farmland	12,507,446	13,197,398
Real Estate	162,248,606	154,628,068
Multi-Family	11,775,205	11,797,010
Commercial Real Estate	122,305,417	113,415,234
Home Equity – closed end	9,393,805	10,228,264
Home Equity – open end	52,181,679	47,357,787
Commercial & Industrial – Non-Real Estate	28,160,584	25,903,011
Consumer	9,109,994	10,162,457
Credit cards	2,705,285	2,679,718
Dealer Finance	40,633,086	20,571,720
Total	$518,201,574	$478,453,008

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $183,483,000 and $164,605,000 as of December 31, 2014 and 2013, respectively.  The Company maintains a blanket lien on its entire residential real estate portfolio and also began pledges commercial and home equity loans.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5                  LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands):
		Unpaid		Average	Interest
December 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,982	$5,402	$-	$5,412	$251
Farmland	-	-	-	1,163	-
Real Estate	141	141	-	85	5
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,159	1,459	-	1,450	66
Home Equity – closed end	-	-	-	123	-
Home Equity – open end	1,649	1,649	-	330	57
Commercial & Industrial – Non-Real Estate	191	191	-	237	11
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	8,122	8,842	-	8,800	390

Impaired loans with a valuation allowance
Construction/Land Development	12,976	14,749	1,469	12,056	326
Farmland	-	-	-	-	-
Real Estate	926	926	101	988	105
Multi-Family	-	-	-	-	-
Commercial Real Estate	938	938	47	1,030	4
Home Equity – closed end	-	-	-	72	-
Home Equity – open end	-	-	-	40	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	14,840	16,613	1,617	14,186	435

Total impaired loans	$22,962	$25,455	$1,617	$22,986	$825

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase residential mortgage loan participations from Gateway Bank and NorthPointe Bank.  The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.  Loans held for sale as of December 31, 2014 and 2013 were $13,381,941 and $3,804,425, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6                  ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,611	$223	$2,119	$4,738	$1,469	$3,269
Farmland	(2)	-	-	2	-	-	-
Real Estate	400	208	-	431	623	101	522
Multi-Family	-	-	-	-	-	-	-
Commercial Real Estate	777	-	108	(759)	126	47	79
Home Equity – closed end	157	-	-	31	188	-	188
Home Equity – open end	476	80	-	(242)	154	-	154
Commercial & Industrial – Non-Real Estate	1,464	385	356	(224)	1,211	-	1,211
Consumer	156	33	33	58	214	-	214
Dealer Finance	628	107	6	809	1,336	-	1,336
Credit Cards	121	46	35	25	135	-	135
Total	$8,184	$2,470	$761	$2,250	$8,725	$1,617	$7,108

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2013 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,771	$2,127	$40	$3,323	$4,007	$1,560	$2,447
Farmland	(2)	-	-	-	(2)	-	(2)
Real Estate	924	173	-	(351)	400	154	246
Multi-Family	(37)	-	-	37	-	-	-
Commercial Real Estate	1,113	201	42	(177)	777	282	495
Home Equity – closed end	360	159	-	(44)	157	17	140
Home Equity – open end	659	68	29	(144)	476	9	467
Commercial & Industrial – Non-Real Estate	2,113	986	127	210	1,464	-	1,464
Consumer	51	173	14	264	156	-	156
Dealer Finance	72	17	-	573	628	-	628
Credit Cards	130	121	28	84	121	-	121
Total	$8,154	$4,025	$280	$3,775	$8,184	$2,022	$6,162

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Recorded Investment in Loan Receivables (in thousands):
December 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$67,181	$17,958	$49,223
Farmland	12,507	-	12,507
Real Estate	162,249	1,067	161,182
Multi-Family	11,775	-	11,775
Commercial Real Estate	122,305	2,097	120,208
Home Equity – closed end	9,394	-	9,394
Home Equity –open end	52,182	1,649	50,533
Commercial & Industrial – Non-Real Estate	28,161	191	27,970
Consumer	9,110	-	9,110
Dealer Finance	40,633		40,633
Credit Cards	2,705	-	2,705
	$518,202	$22,962	$495,240
Total

December 31, 2013	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$68,512	$12,251	$56,261
Farmland	13,197	1,459	11,738
Real Estate	154,628	1,194	153,434
Multi-Family	11,797	-	11,797
Commercial Real Estate	113,415	1,669	111,746
Home Equity – closed end	10,228	488	9,740
Home Equity –open end	47,358	100	47,258
Commercial & Industrial – Non-Real Estate	25,903	242	25,661
Consumer	10,163	2	10,161
Dealer Finance	20,572		20,572
Credit Cards	2,680	-	2,680
	$478,453	$17,405	$461,048
Total

Aging of Past Due Loans Receivable (in thousands)

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2014
Construction/Land Development	$205	$166	$-	$4,508	$4,879	$62,302	$67,181
Farmland	-	-	-	-	-	12,507	12,507
Real Estate	5,085	635	-	973	6,693	155,556	162,249
Multi-Family	-	-	-	-	-	11,775	11,775
Commercial Real Estate	747	-	-	1,165	1,912	120,393	122,305
Home Equity – closed end	162	15	-	10	187	9,207	9,394
Home Equity – open end	730	25	-	143	898	51,284	52,182
Commercial & Industrial – Non- Real Estate	-	-	-	14	14	28,147	28,161
Consumer	290	9	-	-	299	8,811	9,110
Dealer Finance	696	189	-	161	1,046	39,587	40,633
Credit Cards	36	-	1	-	37	2,668	2,705
Total	$7,951	$1,039	$1	$6,974	$15,965	$502,237	$518,202

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):
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

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2014
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$165	$8,460	$24,227	$9,605	$3,815	$20,909	$-	$67,181
Farmland	68	-	1,640	3,451	5,228	-	2,120	-	12,507
Real Estate	-	629	60,290	66,464	23,934	7,083	3,849	-	162,249
Multi-Family	-	468	4,145	2,183	4,979	-	-	-	11,775
Commercial Real Estate	-	1,687	22,800	65,653	19,058	10,571	2,536	-	122,305
Home Equity – closed end	-	-	4,327	3,090	1,812	154	11	-	9,394
Home Equity – open end	-	1,555	13,433	28,425	4,309	1,936	2,524	-	52,182
Commercial & Industrial (Non-Real Estate)	643	74	4,692	18,039	3,948	735	30	-	28,161
Total	$711	$4,578	$119,787	$211,532	$72,873	$24,294	$31,979	$-	$465.754

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,704	$49,582
Non performing	1	161
Total	$2,705	$49,743

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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

During the twelve months ended December 31, 2014, the Bank modified 3 loans that were considered to be troubled debt restructurings.   These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2014
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	2	$179	$179
Consumer	1	22	22

		$201	$201

As of December 31, 2014, there was one loans restructured in the previous twelve months, in default.  This was a real estate loan of $97,000.  A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

	December 31, 2013
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Construction/Land Development	1	$937	$937
Real Estate	1	50	50
Commercial Real Estate	1	312	312
Commercial & Industrial – Non- Real Estate	1	201	201

		$1,500	$1,500

As of December 31, 2013, there were no loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 8	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows:
	2014	2013

Land	$1,418,003	$1,418,003
Buildings and improvements	6,793,644	6,771,867
Furniture and equipment	6,479,815	5,963,779
	14,691,462	14,153,649
Less - accumulated depreciation	(8,233,208)	(7,628,592)
Net	$6,458,254	$6,525,057

Provisions for depreciation of $612,116 in 2014, $581,625 in 2013, and $597,920 in 2012 were charged to operations.

NOTE 9                  OTHER REAL ESTATE OWNED

The tables below reflect OREO activity for 2014 and 2013:

Other Real Estate Owned
	2014	2013
Balance beginning of year	$2,628,418	$2,883,947
Property acquired at foreclosure	2,914,958	1,337,890
Capital improvements on foreclosed property	48,961	11,329
Sale of other real estate owned financed by Bank	(780,097)	(569,245)
Sales of foreclosed properties	(1,029,452)	(964,149)
Valuation adjustments	(275,635)	(71,354)
Balance as of December 31	$3,507,153	$2,628,418

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 10                  DEPOSITS:

The composition of deposits at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013

Noninterest bearing demand deposits	$112,197,722	$92,396,921

Savings and interest bearing demand deposits:
Interest checking accounts	119,593,529	117,456,275
Savings accounts	64,249,199	58,292,273

Time Deposits:
Balances of less than $100,000	115,651,329	126,330,053
Balances of $100,000 and more	79,812,757	69,673,722

Total Deposits	$491,504,536	$464,149,244

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	$92,047,350
2016	58,857,584
2017	16,213,687
2018	15,150,944
2019 and after	13,194,521
Total	$195,464,086

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 11                  SHORT-TERM DEBT:

Short-term debt information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2014
Federal funds purchased	$491,000	$-	$7,704	.001%	.61%
FHLB short term	10,000 ,000	10,000,000	27,397	.001%	.17%
Securities sold under agreements to repurchase	5,066,238	4,358,492	3,837,612	.23%	.24%
Totals		$14,358,492	$3,872,713	.23%	.23%
2013
Federal funds purchased	$-	$-	$42,838	.01%	.97%
FHLB short term	17,500,000	-	2,938,356	.23%	.49%
Securities sold under agreements to repurchase	3,522,999	3,423,078	3,190,186	.14%	.28%
Totals		$3,423,078	$6,171,380	.38%	.39%
2012
Federal funds purchased	$9,283,000	$9,283,000	$776,617	.51%	.90%
FHLB short term	32,500,000	22,500,000	8,088,798	.46%	.37%
Securities sold under agreements to repurchase	4,773,045	2,814,352	3,949,934	.35%	.38%
Totals		$34,597,352	$12,815,349	.41%	.41%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.

As of December 31, 2014, the Company had unsecured lines of credit with correspondent banks totaling $26,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 12                  LONG-TERM DEBT:

The Company borrowed $10,000,000 from the Federal Home Loan Bank of Atlanta (FHLB) in 2014 to fund loan growth and extend maturities at lower rates.  There were no new borrowings from FHLB in 2013 and 2012. The interest rates on the notes payable are fixed at the time of the advance and range from 2.00% to 2.56%; the weighted average interest rate was 2.33% and 3.37% at December 31, 2014 and 2013, respectively.  The balance of these obligations at December 31, 2014 and December 31, 2013 were $9,875,000 and $11,500,000, respectively. The long-term debt is secured by qualifying mortgage loans owned by the Company.

In August 2009, the Company began to issue Subordinated debt agreements with local investors bearing terms of seven to ten years.  Interest rates are fixed on the notes for the full term but vary by maturity.  Rates range from 7.0% on the seven year note to 8.05% on the ten year note.  As of December 31, 2014 all of the subordinated debt agreements had been redeemed and/or converted to Preferred stock.  The balance outstanding as of December 31, 2013 was $10,191,000. Due to their terms (greater than five years) and priority (subordinate to deposits and other borrowings) this debt was counted with capital for purposes of calculating the Total Risk Based Capital Ratio.  All of the subordinated debt agreements were either redeemed or converted to Preferred stock in December 2014.

The maturities of long-term Federal Home Loan Bank borrowings as of December 31, 2014 are as follows:

2015	$500,000
2016	500,000
2017	500,000
2018	500,000
Thereafter	7,875,000
Total	$9,875,000
NOTE 13                  INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

	2014	2013	2012
Current expense
Federal	$2,385,958	$1,338,439	$2,590,130
Deferred (benefit) expense
Federal	505,684	636,452	(412,621)
State	9,854	(67,594)	(82,112)
Total Deferred (benefit) expense	515,538	568,858	(494,733)
Total Income Tax Expense	$2,901,496	$1,907,297	$2,095,397

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 13                  INCOME TAX EXPENSE (CONTINUED):

The components of the deferred taxes as of December 31 are as follows:
Deferred Tax Assets:	2014	2013
Allowance for loan losses	$2,201,291	$1,788,360
Split Dollar Life Insurance	4,440	4,440
Nonqualified deferred compensation	594,132	527,909
Low income housing partnerships losses	308,539	-
Securities impairment	-	532,211
Core deposit amortization	72,188	298,019
State historic tax credits	-	26,432
Other real estate owned	3,746	3,746
Pension plan	1,199,686	470,091
Total Assets	$4,384,022	$3,651,208

Deferred Tax Liabilities:	2014	2013
Unearned low income housing credits	$523,769	$661,841
Depreciation	320,743	363,946
Pension	1,864,964	1,423,461
Goodwill tax amortization	853,880	791,771
Securities available for sale	1,272	(6,339)
Other	-	(74,926)
Total Liabilities	3,564,628	3,159,754
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$819,394	$491,454

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2014	2013	2012
Tax expense at federal statutory rates	$2,959,056	$2,251,851	$2,378,804
Increases (decreases) in taxes resulting from:
State income taxes, net	8,659	9,229	6,132
Partially exempt income	(54,529)	(44,676)	(49,828)
Tax-exempt income	(190,192)	(197,482)	(188,932)
Prior year LIH credits	(21,787)	(61,768)	97,857
Deferred Tax Asset Valuation Allowance	396,440	-	-
Other	(196,151)	(49,857)	(148,636)
Total Income Tax Expense	$2,901,496	$1,907,297	$2,095,397

Management evaluated the likelihood of recognizing the Company’s deferred tax asset.  Based on the evidence supporting this asset, it was decided to record a partial valuation allowance against the asset on the Company’s books in the amount of $781,936 and $385,496 for the years ended 2014 and 2013.  A deferred tax asset is created from the difference between book income using Generally Accepted Accounting Principles and taxable income.

The Corporation has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Corporation and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Corporation is no longer subject to federal or state income tax examinations by tax authorities for years before 2011.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 14                  EMPLOYEE BENEFITS:

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2014, 2013 and 2012:

	2014	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning	$7,933,568	$8,931,940	$7,296,932
Service cost	501,032	599,933	518,634
Interest cost	377,706	350,314	327,924
Actuarial gain (loss)	2,030,583	(1,300,094)	1,066,019
Benefits paid	(65,474)	(648,525)	(277,569)
Benefit obligation, ending	$10,777,415	$7,933,568	$8,931,940

Change in Plan Assets
Fair value of plan assets, beginning	$9,687,226	$8,123,437	$6,760,513
Actual return on plan assets	562,093	1,462,314	890,493
Employer contribution	1,500,000	750,000	750,000
Benefits paid	(65,474)	(648,525)	(277,569)
Fair value of plan assets, ending	11,683,845	9,687,226	8,123,437
Funded status at the end of the year	$906,430	$1,753,658	$(808,503)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 14                  EMPLOYEE BENEFITS (CONTINUED):

	2014	2013	2012

Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$4,434,917	$3,136,277	$2,888,390
Unfunded pension benefit obligation under ASC 325-960	(3,528,487)	(1,382,619)	(3,696,893)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(3,616,087)	$(1,485,455)	$(3,814,965)
Prior service cost	87,600	102,836	118,072
Net obligation at transition	-	-	-
Amount recognized	(3,528,487)	(1,382,619)	(3,696,893)
Deferred Taxes	1,199,686	470,090	1,256,944
Amount recognized in accumulated
comprehensive income	$(2,328,801)	$(912,529)	$(2,439,949)

(Accrued) Prepaid benefit detail
Benefit obligation	$(10,777,415)	$(7,933,568)	$(8,931,940)
Fair value of assets	11,683,845	9,687,226	8,123,437
Unrecognized net actuarial loss	3,616,087	1,485,455	3,814,965
Unrecognized transition obligation
Unrecognized prior service cost	(87,600)	(102,836)	(118,072)
Prepaid (accrued) benefits	$4,434,917	$3,136,277	$2,888,390

Components of net periodic benefit cost
Service cost	$501,032	$599,933	$518,634
Interest cost	377,706	350,314	327,924
Expected return on plan assets	(698,252)	(636,081)	(540,069)
Amortization of prior service cost	(15,236)	(15,236)	(15,236)
Amortization of transition obligation
Recognized net actuarial (gain) loss	36,110	203,183	173,222
Net periodic benefit cost	$201,360	$502,113	$464,475

Additional disclosure information
Accumulated benefit obligation	$7,543,340	$5,474,048	$6,214,325
Vested benefit obligation	$7,408,014	$5,388,808	$6,087,194
Discount rate used for net pension cost	5.00%	4.00%	4.50%
Discount rate used for disclosure	4.00%	5.00%	4.00%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Average remaining service (years)	14	14	14

Funding Policy

It is the Bank’s policy to contribute at least the annual pension cost each year as determined by the plan administrator. In some years the Bank will contribute additional amounts up to the maximum tax deductible amount depending on a variety of factors including liquidity and expected return on plan assets.  The Company’s contributions for 2014, 2013 and 2012 were $1,500,000, $750,000, and $750,000, respectively.  Based on current information, the 2015 contribution will be $750,000 and pension cost for 2015 will be approximately $386,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

Asset Allocation

The following table provides the pension plan’s asset allocation as of December 31:

	2014	2013
Mutual funds - equity	61%	62%
Mutual funds –fixed income	39%	38%
Cash and equivalents	0%	0%

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

Estimated Future Benefit Payments

2015	$1,017,602
2016	148,021
2017	65,614
2018	1,234,133
2019	681,525
2020-2024	4,526,371
$7,673,266

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $360,000 in 2014, $360,000 in 2013, and $270,000 in 2012 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 188,396 and 176,485 at December 31, 2014 and 2013, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 14                  EMPLOYEE BENEFITS (CONTINUED):

401K Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise.  The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $190,057, $183,468 and $165,724 in 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $100,000 in 2014, $90,000 in 2013 and $85,000 in 2012.

NOTE 15                  CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $1,731,223 and $1,512,428 at December 31, 2014 and 2013, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include land development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 84% of the loan portfolio is secured by real estate.

NOTE 16                  COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.  As of the balance sheet dates, the Company had the following commitments outstanding:

	2014	2013
Commitments to loan money	$120,922,771	$103,782,380
Standby letters of credit	2,077,870	985,331

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 16                  COMMITMENTS (CONTINUED):

The Bank leases three of its branch offices, both of its loan production offices and a future branch site under long term lease arrangements which had initial terms of either three, five or ten years. Lease expense was $120,728, $121,025 and $95,558 for 2014, 2013 and 2012, respectively.  As of December 31, 2014, the required lease payments for the next five years are as follows:

2015	$135,909
2016	79,762
2017	56,791
2018	44,359
2019	45,468

NOTE 17	ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

	2014	2013

Notional amount	$87,782	$91,223
Fair market value of contracts	32,795	30,741

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 18                  TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:
	2014	2013

Total loans, beginning of year	$7,786,058	$7,299,706
New loans	5,249,565	6,127,927
Relationship Change	-	702,135
Repayments	(5,586,483)	(6,343,710)
Total loans, end of year	$7,449,140	$7,786,058

NOTE 19                  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank.  The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2015, approximately $7,803,000 was available for dividend distribution without permission of the Board of Governors.  Dividends paid by the Bank to the Company totaled $1,300,000 in 2014, $1,550,000 in 2013 and $1,100,000 in 2012.

NOTE 20                  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

ASC 825 “Financial Instruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2 (except for impaired loans which are level 3); inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
	2014		2013
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets (in thousands)
Loans	$551,338	$518,202	$512,250	$478,453

Financial Liabilities
Time deposits	196,826	195,464	197,729	196,004
Long-term debt	9,862	9,875	12,613	11,500

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
December 31, 2014 and 2013

.
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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of December 31, 2014 significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,223	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$3,507	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$8,514	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,628	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 21                        FAIR VALUE MEASUREMENTS (CONTINUED):

Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)
December 31, 2014	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,020	$-	$4,020	$-
Government sponsored enterprises	8,038	-	8,038	-
Mortgage-backed obligations of federal agencies	1,022	-	1,022	-
Marketable equities	135	-	135	-
Investment securities available for sale	13,215	-	13,215	-

Total assets at fair value	$13,215	$-	$13,215	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

December 31, 2013	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$29,065	$-	$29,065	$-
Mortgage-backed obligations of federal agencies	1,201	-	1,201	-
Investment securities available for sale	30,266	-	30,266	-

Total assets at fair value	$30,266	$-	$30,266	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$31	$-	$31	$-

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

December 31, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$3,507	-	-	$3,507
		-	-
Construction/Land Development	11,507	-	-	11,507
Farmland	-	-	-	-
Real Estate	825	-	-	825
Multi-Family	-	-	-	-
Commercial Real Estate	891	-	-	891
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	13,223	-	-	13,223

Total assets at fair value	$16,730	-	$-	$16,730

Total liabilities at fair value	$-	$-	$-	$-

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 21                  FAIR VALUE MEASUREMENTS, CONTINUED

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2013	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,628	-	-	$2,628
		-	-
Construction/Land Development	6,731	-	-	6,731
Farmland	-	-	-	-
Real Estate	991	-	-	991
Multi-Family	-	-	-	-
Commercial Real Estate	536	-	-	536
Home Equity – closed end	163	-	-	163
Home Equity – open end	91	-	-	91
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	2	-	-	2
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	8,514	-	-	8,514

Total assets at fair value	$11,142	-	$-	11,142

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers between levels 1 and 2.  Level 3 assets consist of Other Real Estate Owned and Impaired loans.  These assets have been valued based on Managements’ estimate.  These estimates were derived from a review of appraisals, tax assessments and discussions with appraisers and realtors.

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below.  Management believes, as of December 31, 2014, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 22                  REGULATORY MATTERS (CONTINUED):

The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2014	2013	2012	Capitalized	Capitalized
Tier1 capital:
Preferred stock	$9,425	$-	$-
Common stock	16,459	12,559	12,498
Retained earnings	53,815	42,089	38,927
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	-	-	-
Total Tier 1 Capital	$77,029	$51,978	$48,755
Tier 2 capital:
Qualifying subordinated debt	$-	$8,487	$9,284
Allowance for loan losses	6,018	5,389	5,716
Unrealized gains on AFS equity securities	-	-	-
Total risked based capital	$83,047	$65,854	$63,755
Risk-weighted assets	$478,725	$428,349	$456,066
Capital ratios:
Total risk-based ratio	17.35%	15.37%	13.98%	8.00%	10.00%
Tier 1 risk-based ratio	16.09%	12.13%	10.69%	4.00%	6.00%
Total assets leverage ratio	12.88%	9.37%	8.29%	3.00%	5.00%

The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2014	2013	2012	Capitalized	Capitalized
Tier1 capital:
Common stock	$500	$500	$500
Capital surplus	37,971	18,971	18,971
Retained earnings	40,114	35,361	32,310
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	-	-	-
Total Tier 1 Capital	$75,915	$52,162	$49,111
Tier 2 capital:
Qualifying subordinated debt	$-	$8,487	$9,284
Allowance for loan losses	6,006	5,384	5,716
Unrealized gains on AFS securities	-	-	-
Total risked based capital	$81,921	$66,033	$64,111
Risk-weighted assets	$478,512	$427,957	$454,804
Capital ratios:
Total risk-based ratio	17.12%	15.43%	14.10%	8.00%	10.00%
Tier 1 risk-based ratio	15.86%	12.19%	10.80%	4.00%	6.00%
Total assets leverage ratio	12.70%	9.41%	8.36%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2014 and 2013

	2014	2013

Assets
Cash and cash equivalents	$1,214,140	$77,952
Investment in subsidiaries	76,684,121	54,325,282
Securities available for sale	135,000	-
Income tax receivable (including due from subsidiary)	453,585	-
Other assets	-	8,700
Total Assets	$78,486,846	$54,411,934

Liabilities
Other liabilities	$137,977	$160
Deferred income taxes	383,125	103,198
Demand obligations for low income housing investment	167,341	167,341
Total Liabilities	$688,443	$270,699

Stockholders’ Equity
Preferred stock par value $5 per share, 400,000 shares authorized, issued and outstanding	$9,425,123	$-
Common stock par value $5 per share, 6,000,000 shares authorized, 3,291,766 and 2,511,735 shares issued and outstanding for 2014 and 2013, respectively	16,458,830	12,558,675
Retained earnings	53,814,416	42,089,165
Noncontrolling interest	426,365	418,228
Accumulated other comprehensive income (loss)	(2,326,331)	(924,833)
Total Stockholders' Equity	77,798,403	54,141,235
Total Liabilities and Stockholders' Equity	$78,486,846	$54,411,934

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Net Income and Retained Earnings
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income
Dividends from affiliate	$1,300,000	$1,550,000	$1,100,000
Interest Income	-	5	17
Other income	-	-	350
Net limited partnership income (loss)	-	90,863	11,930
Total Income	1,300,000	1,640,868	1,112,297

Expenses
Other expense	7,100	-	-
Administrative expenses	-	60,209	185,834
Total Expenses	7,100	60,209	185,834

Net income before income tax expense (benefit)
and undistributed subsidiary net income	1,292,900	1,580,659	926,463

Income Tax Expense (Benefit)	243,492	(83,880)	(22,500)

Income before undistributed subsidiary
net income	1,049,408	1,664,539	948,963

Undistributed subsidiary net income	4,752,201	3,051,254	3,952,121

Net Income	$5,801,609	$4,715,793	$4,901,084

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 25                  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash Flows from Operating Activities
Net income	$5,801,609	$4,715,793	$4,901,084
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(4,752,201)	(3,051,254)	(3,952,121)
Deferred tax (benefit) expense	279,928	8,577	(18,567)
Decrease (increase) in other assets	(444,885)	(174,367)	201,537
Increase (decrease) in other liabilities	137,817	(1,109,728)	992,626
Net change in deferred tax credits	-	(27,918)	(15,727)
Amortization of limited partnership investments	-	65,165	65,164
Net Cash Provided by Operating Activities	1,022,268	426,268	2,173,996

Cash Flows from Investing Activities
Change in loans receivable	-	1,000,000	-
Purchase of securities available for sale	(135,000)	-	(1,000,000)
Net Cash Provided by (Used in) Investing Activities	(135,000)	1,000,000	(1,000,000)

Cash Flows from Financing Activities
Capital contributed to subsidiary	(19,000,000)	-	-
Proceeds from issuance of preferred stock	9,425,123
Proceeds from issuance of common stock	12,055,709	213,429	105,416
Dividends paid in cash	(2,231,912)	(1,705,881)	(1,597,673)
Net Provided by (Cash Used) in Financing Activities	248,920	(1,492,452)	(1,492,257)

Net Increase (decreases) in Cash and Cash Equivalents	1,136,188	(66,184)	(318,261)

Cash and Cash Equivalents, Beginning of Year	77,952	144,136	462,397
Cash and Cash Equivalents, End of Year	$1,214,140	$77,952	$144,136

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 26                   INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2014 and 2013, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents	$610,973	$490,225
Loans Receivable	818,054	871,674
Property and equipment, net	45,600	53,903
Other Assets	162,304	187,356
Total Assets	$1,636,931	$1,603,158

Liabilities
Other liabilities	215,713	209,065
Total Liabilities	$215,713	$209,065

Equity
Capital	219,634	219,634
Retained earnings	1,201,584	1,174,459
Total Equity	$1,421,218	$1,394,093
Total Liabilities and Equity	$1,636,931	$1,603,158

Statements of Income
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income
Mortgage origination income	$1,907,804	$2,528,108	$2,378,023
Other Income	53,528	42,092	40,022
Total Income	1,961,332	2,570,200	2,418,045

Expenses

Salaries and employee benefits	1,105,902	1,461,797	1,254,735
Occupancy and equipment expense	177,014	164,717	157,514
Management and professional fees	321,053	301,558	268,337
Other	205,188	284,845	250,902
Total Expenses	1,809,157	2,212,917	1,931,488

Net income(loss)	$152,175	$357,283	$486 557

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F&M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

                                   /s/ Elliott Davis Decosimo, LLC

Richmond, Virginia
March 24, 2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on its evaluation, management concluded that, as of December 31, 2014, F&M’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders to be held May 9, 2015 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 38 thru 78:

Consolidated Balance Sheets - December 31, 2014 and 2013
Consolidated Statements of Income - Years ended December 31, 2014, 2013 and 201234
Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012
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

10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
21.0        Subsidiaries of the Registrant
23.1	Consent of Elliott Davis Decosimo, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&M Bank Corp.
(Registrant)

By:	/s/ Dean W. Withers	March 24, 2015
	Dean W. Withers	Date
Director, President and Chief Executive Officer

By:	/s/ Carrie A. Comer	March 24, 2015
	Carrie A. Comer	Date
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 24, 2015
Larry A. Caplinger

/s/ Thomas L. Cline	Director, Chairman	March 24, 2015
Thomas L. Cline

/s/ John N. Crist	Director	March 24, 2015
John N. Crist

/s/ Ellen R. Fitzwater	Director	March 24, 2015
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 24, 2015
Daniel J. Harshman

/s/ Richard S. Myers	Director	March 24, 2015
Richard S. Myers

/s/ Michael W. Pugh	Director	March 24, 2015
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 24, 2015
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 24, 2015
Ronald E. Wampler

Exhibit Index:

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
4.1	Form of Subordinated Note. The Company agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Item 601(b)(4)(iii) of Regulation S-K.
10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
21.0	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis Decosimo, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Exhibit 21 List of Subsidiaries of the Registrant

Farmers & Merchants Bank (incorporated in Virginia)
TEB Life Insurance Company (incorporated in Arizona), a subsidiary of Farmers & Merchants Bank
Farmers & Merchants Financial Services (incorporated in Virginia), a subsidiary of Farmers & Merchants Bank
VBS Mortgage, LLC (a Virginia Limited Liability Company), a subsidiary of Farmers & Merchants Bank