Form 10-Q
period 2015-03-31
F&M BANK CORP
filed 2015-05-15
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer ☐ Non-accelerated filer  ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, par value - $5	3,294,005 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
Interest income	2015	2014
Interest and fees on loans held for investment	$6,772	$6,226
Interest and fees on loans held for sale	191	15
Interest on federal funds sold	5	12
Interest on debt securities	43	38
Total interest income	7,011	6,291

Interest expense
Interest on demand deposits	157	167
Interest on savings accounts	33	28
Interest on time deposits over $100,000	123	158
Interest on other time deposits	241	304
Total interest on deposits	554	657
Interest on short-term debt	11	2
Interest on long-term debt	120	291
Total interest expense	685	950

Net interest income	6,326	5,341

Provision for loan losses	300	750
Net interest income after provision for loan losses	6,026	4,591

Noninterest income
Service charges	226	257
Insurance and other commissions	235	22
Other	323	381
Income on bank owned life insurance	118	116
Total noninterest income	902	776

Noninterest expense
Salaries	1,818	1,655
Employee benefits	624	520
Occupancy expense	178	160
Equipment expense	163	144
FDIC insurance assessment	192	180
Other	1,407	1,079
Total noninterest expense	4,382	3,738

Income before income taxes	2,546	1,629
Income tax expense	649	476
Consolidated net income – F & M Bank Corp.	1,897	1,153
Net income - Noncontrolling interest (income) loss	(26)	30
Net Income – F & M Bank Corp	$1,871	$1,183
Dividends paid/accumulated on preferred stock	128	-
Net income available to common stockholders	$1,743	$1,183

Per share data
Net income – basic	$.53	$.46
Net income – diluted	.50	.46
Cash dividends	$.18	$.17
Weighted average shares outstanding – basic	3,292,646	2,598,639
Weighted average shares outstanding – diluted	3,737,046	2,598,639

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Income:
Net Income – F & M Bank Corp	$1,871	$1,183
Net Income (loss) attributable to noncontrolling interest	26	(30)
Total Net Income:	1,897	1,153

Unrealized holding gains (losses) on available-for-sale securities:	24	18
Tax Expense (benefit)	8	6
Unrealized holding gain (loss), net of tax	16	12
Total other comprehensive income	16	12

Comprehensive income	$1,913	$1,165

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,708	$6,241
Money market funds	816	911
Federal funds sold	-	16,051
Cash and cash equivalents	7,524	23,203
Securities:
Held to maturity – fair value of $125 in 2015 and 2014	125	125
Available for sale	13,308	13,215
Other investments	10,983	8,964
Loans held for sale	59,226	13,382
Loans held for investment	526,649	518,202
Less allowance for loan losses	(8,938)	(8,725)
Net loans held for investment	517,711	509,477

Other real estate owned	2,769	3,507
Bank premises and equipment, net	6,844	6,458
Interest receivable	1,622	1,675
Goodwill	2,670	2,670
Bank owned life insurance	12,696	12,581
Other assets	9,842	10,051
Total assets	$645,320	$605,308

Liabilities
Deposits:
Noninterest bearing	$118,644	$112,198
Interest bearing:
Demand	95,219	93,694
Money market accounts	27,126	25,900
Savings	66,727	64,249
Time deposits over $100,000	62,112	79,813
All other time deposits	113,599	115,651
Total deposits	483,427	491,505

Short-term debt	45,763	14,358
Accrued liabilities	12,238	11,772
Long-term debt	24,750	9,875
Total liabilities	566,178	527,510

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding
for 2015 and 2014	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized,
3,293,909 and 3,287,470 shares issued and outstanding
for 2015 and 2014, respectively	16,470	16,459
Additional paid in capital – common stock	11,291	11,260
Retained earnings	43,832	42,554
Noncontrolling interest	434	426
Accumulated other comprehensive loss	(2,310)	(2,326)
Total stockholders’ equity	79,142	77,798
Total liabilities and stockholders’ equity	$645,320	$605,308

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,871	$1,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	172	148
Amortization of security premiums, net	37	24
Loans held for sale originated	(16,849)	(7,222)
Sale of loans held for sale originated	13,306	8,629
Provision for loan losses	300	750
(Increase) Decrease in interest receivable	53	(15)
Increase in other assets	(258)	(356)
Increase in accrued expenses	932	55
Amortization of limited partnership investments	157	152
Income from life insurance investment	(118)	(116)
(Gain) loss on Other Real Estate Owned	232	(1)
Net adjustments	(2,036)	2 048
Net cash provided by (used in) operating activities	(165)	3,231

Cash flows from investing activities
Purchase of investments available for sale	(6,324)	(4,108)
Proceeds from maturity of investments available for sale	4,045	23,009
Net increase in loans held for investment	(8,308)	(9,009)
Net increase in loans held for sale participations	(42,300)	(3,181)
Proceeds from the sale of other real estate owned	279	401
Purchase of property and equipment	(558)	(137)
Net cash provided by (used in) investing activities	(53,166)	6,975

Cash flows from financing activities
Net change in demand and savings deposits	11,676	9,895
Net change in time deposits	(19,753)	(2,500)
Net change in short-term debt	31,405	274
Cash dividends paid	(593)	(427)
Proceeds from issuance of common stock	42	12,026
Proceeds from issuance of long-term debt	15,000	-
Repayment of long-term debt	(125)	-
Net cash provided by financing activities	37,652	19,268

Net Increase (decrease) in Cash and Cash Equivalents	(15,679)	29,474
Cash and cash equivalents, beginning of period	23,203	6,545
Cash and cash equivalents, end of period	$7,524	$36,019
Supplemental disclosure
Cash paid for:
Interest expense	$701	$981
Income taxes	-	-
Transfers from loans to Other Real Estate Owned	-	397
Noncash exchange of other real estate owned	(227)	(188)

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Balance, beginning of period	$77,798	$54,141

Comprehensive income
Net income – F & M Bank Corp	1,871	1,183
Net income (loss) attributable to noncontrolling interest	26	(30)
Net change in unrealized appreciation on securities available for sale, net of taxes	16	12
Total comprehensive income	1,913	1,165

Minority Interest Capital Distributions	(18)	(37)
Issuance of common stock	42	12,026
Dividends declared	(593)	(427)
Balance, end of period	$79,142	$66,868

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.                   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2015 and the results of operations for the quarters ended March 31, 2015 and 2014.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2014 annual report to shareholders of F & M Bank Corp.

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

Loans Held for Sale

                These loans consist of fixed rate loans made through its subsidiary, VBS Mortgage and loans purchased from NorthPointe Bank, Grand Rapids, MI.

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

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

For the quarter ended March 31, 2015
Earnings Available to Common Stockholders:
Net Income	$1,870,551
Preferred Stock Dividends	127,500
Net Income Available to Common Stockholders	$1,743,051

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Quarter ending March 31, 2015
	Income	Shares	Per Share Amounts
Basic EPS	$1,743,051	3,292,646	$.53
Effect of Dilutive Securities:
Convertible Preferred Stock	127,500	444,400	(0.03)
Diluted EPS	$1,870,551	3,737,046	$.50

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                  Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at March 31, 2015 and December 31, 2014 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at March 31, 2015 and December 31, 2014 are as follows:

	2015		2014
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

	March 31, 2015
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,023	$16	$-	$4,039
Government sponsored enterprises	8,157	12	16	8,153
Mortgage-backed securities	964	17	-	981
Marketable equities	135	-	-	135
Total	$13,279	$45	$16	$13,308

	December 31, 2014
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,026	$-	$6	$4,020
Government sponsored enterprises	8,039	9	10	8,038
Mortgage-backed securities	1,011	11	-	1,022
Marketable equities	135	-	-	135
Total	$13,211	$20	$16	$13,215

The amortized cost and fair value of securities at March 31, 2015, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	125	125	12,180	12,192
Due after five years	-	-	1,099	1,116
Total	$125	$125	$13,279	$13,308

There were no gains and losses on sales of securities in the first quarter of 2015 or 2014.  There were also no securities with an other than temporary impairment.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2015
Government sponsored Enterprises	$2,128	$(1)	$1,984	$(15)	$4,112	$(16)
Total	$2,128	$(1)	$1,984	$(15)	$4,112	$(16)

December 31, 2014
U. S. Treasuries	$4,020	$(6)	$-	$-	$4,020	$(6)
Government sponsored Enterprises	2,004	(2)	1,991	(8)	3,995	(10)
Total	$6,024	$(8)	$1,991	$(8)	$8,015	$(16)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2014.  This increase is due to FHLB stock purchases during the first quarter and an increase in the Federal Reserve Bank Stock holding requirement.

Note 3.                 Loans Held for Investment

	2015	2014
Construction/Land Development	$67,419	$67,181
Farmland	13,092	12,507
Real Estate	163,821	162,249
Multi-Family	12,215	11,775
Commercial Real Estate	123,028	122,305
Home Equity – closed end	9,479	9,394
Home Equity – open end	52,669	52,182
Commercial & Industrial – Non-Real Estate	29,110	28,161
Consumer	8,478	9,110
Dealer Finance	44,791	40,633
Credit Cards	2,547	2,705
Total	$526,649	$518,202

Loans outstanding at March 31, 2015 and December 31, 2014 are summarized as follows:

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
March 31, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,228	$4,365	$-	$5,376	$49
Farmland	-	-	-	-	-
Real Estate	139	139	-	104	4
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,148	1,148	-	1,510	13
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,649	1,649	-	660	42
Commercial & Industrial – Non-Real Estate	189	189	-	225	2
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,353	7,490		7,875	110

Impaired loans with a valuation allowance
Construction/Land Development	12,957	12,957	1,840	12,705	78
Farmland	-	-	-	-	-
Real Estate	920	920	98	943	17
Multi-Family	-	-	-	-	-
Commercial Real Estate	896	896	26	985	1
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	61	61	16	12	2
	14,834	14,834	1,980	14,639	98

Total impaired loans	$22,187	$22,324	$1,980	$22,514	$208

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
December 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,982	$5,402	$-	$5,412	$251
Farmland	-	-	-	1,163	-
Real Estate	141	141	-	85	5
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,159	1,459	-	1,450	66
Home Equity – closed end	-	-	-	123	-
Home Equity – open end	1,649	1,649	-	330	57
Commercial & Industrial – Non-Real Estate	191	191	-	237	11
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	8,122	8,842		8,800	390

Impaired loans with a valuation allowance
Construction/Land Development	12,976	14,749	1,469	12,056	326
Farmland	-	-	-	-	-
Real Estate	926	926	101	988	105
Multi-Family	-	-	-	-	-
Commercial Real Estate	938	938	47	1,030	4
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	14,840	16,613	1,617	14,074	435

Total impaired loans	$22,962	$25,455	$1,617	$22,874	$825

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of the allowance for loan losses follows:

March 31, 2015 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$138	$80	$350	$5,030	$1,840	$3,190
Farmland	102	-	-	-	102	-	102
Real Estate	623	-	-	(34)	589	98	491
Multi-Family	95	-	-	-	95	-	95
Commercial Real Estate	126	-	22	(47)	101	26	75
Home Equity – closed end	188	10	-	-	178	-	178
Home Equity – open end	154	23	-	16	147	-	147
Commercial & Industrial – Non-Real Estate	1,014	-	53	(103)	964	-	964
Consumer	214	12	9	18	229	-	229
Dealer Finance	1,336	50	2	95	1,383	16	1,367
Credit Cards	135	28	8	5	120	-	120
Total	$8,725	$261	$174	$300	$8,938	$1,980	$6,958

December 31, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,611	$223	$2,119	$4,738	$1,469	$3,269
Farmland	(2)	-	-	104	102	-	102
Real Estate	400	208	-	431	623	101	522
Multi-Family	-	-	-	95	95	-	95
Commercial Real Estate	777	-	108	(759)	126	47	79
Home Equity – closed end	157	-	-	31	188	-	188
Home Equity – open end	476	80	-	(242)	154	-	154
Commercial & Industrial – Non-Real Estate	1,464	385	356	(424)	1,014	-	1,014
Consumer	156	33	33	58	214	-	214
Dealer Finance	628	107	6	809	1,336	-	1,336
Credit Cards	121	46	35	25	135	-	135
Total	$8,184	$2,470	$761	$2,250	$8,725	$1,617	$7,108

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

March 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,419	$17,185	$50,234
Farmland	13,092	-	13,092
Real Estate	163,821	1,059	162,762
Multi-Family	12,215	-	12,215
Commercial Real Estate	123,028	2,044	120,984
Home Equity – closed end	9,479	-	9,479
Home Equity –open end	52,669	1,649	51,020
Commercial & Industrial – Non-Real Estate	29,110	189	28,921
Consumer	8,478	-	8,478
Dealer Finance	44,791	61	44,730
Credit Cards	2,547	-	2,547
Total	$526,649	$22,187	$504,462

Recorded Investment in Loan Receivables (in thousands)

December 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,181	$17,958	$49,223
Farmland	12,507	-	12,507
Real Estate	162,249	1,067	161,182
Multi-Family	11,775	-	11,775
Commercial Real Estate	122,305	2,097	120,208
Home Equity – closed end	9,394	-	9,394
Home Equity –open end	52,182	1,649	50,533
Commercial & Industrial – Non-Real Estate	28,161	191	27,970
Consumer	9,110	-	9,110
Dealer Finance	40,633		40,633
Credit Cards	2,705	-	2,705
Total	$518,202	$22,962	$495,240

Aging of Past Due Loans Receivable (in thousands) as of March 31, 2015

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
March 31, 2015
Construction/Land Development	$266	$-	$-	$4,500	$4,766	$62,653	$67,419
Farmland	41	-	-	-	41	13,051	13,092
Real Estate	3,813	301	23	1,282	5,419	158,402	163,821
Multi-Family	-	-	-	-	-	12,215	12,215
Commercial Real Estate	219	377	-	1,080	1,676	121,352	123,028
Home Equity – closed end	12	65	-	-	77	9,402	9,479
Home Equity – open end	230	106	-	121	457	52,212	52,669
Commercial & Industrial – Non- Real Estate	66	27	-	-	93	29,017	29,110
Consumer	268	31	4	4	307	8,171	8,478
Dealer Finance	433	80	78	83	674	44,117	44,791
Credit Cards	3	5	-	-	8	2,539	2,547
Total	$5,351	$992	$105	$7,070	$13,518	$513,131	$526,649

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2014

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF MARCH 31, 2015
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$163	$7,326	$25,796	$9,532	$6,566	$18,036	$-	$67,419
Farmland	67	-	1,647	4,038	5,234	-	2,106	-	13,092
Real Estate	-	620	56,584	72,896	23,236	6,626	3,859	-	163,821
Multi-Family	-	449	4,102	3,132	4,532		-	-	12,215
Commercial Real Estate	-	1,636	21,547	65,775	22,328	9,287	2,455	-	123,028
Home Equity – closed end	-	-	3,952	3,400	1,889	143	95	-	9,479
Home Equity – open end	-	1,498	12,992	29,261	4,515	1,837	2,566	-	52,669
Commercial & Industrial (Non-Real Estate)	620	94	6,333	17,159	4,083	754	67	-	29,110
Total	$687	$4,460	$114,483	$221,457	$75,349	$25,213	$29,184	$-	$470,833

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,547	$53,100
Non performing	-	169
Total	$2,547	$53,269

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses, continued

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2014
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$165	$8,460	$24,227	$9,605	$3,815	$20,909	$-	$67,181
Farmland	68	-	1,640	3,451	5,228	-	2,120	-	12,507
Real Estate	-	629	60,290	66,464	23,934	7,083	3,849	-	162,249
Multi-Family	-	468	4,145	2,183	4,979	-	-	-	11,775
Commercial Real Estate	-	1,687	22,800	65,653	19,058	10,571	2,536	-	122,305
Home Equity – closed end	-	-	4,327	3,090	1,812	154	11	-	9,394
Home Equity – open end	-	1,555	13,433	28,425	4,309	1,936	2,524	-	52,182
Commercial & Industrial (Non-Real Estate)	643	74	4,692	18,039	3,948	735	30	-	28,161
Total	$711	$4,578	$119,787	$211,532	$72,873	$24,294	$31,979	$-	$465,754

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,704	$49,582
Non performing	1	161
Total	$2,705	$49,743

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2015 and does not anticipate additional contributions for the 2015 plan year.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014

Service cost	$162,083	$125,257
Interest cost	102,736	94,427
Expected return on plan assets	(209,704)	(174,563)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	(3,809)	(3,809)
Amortization of net loss	45,160	9,028
Net periodic pension cost	$96,466	$50,340

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of March 31, 2015 and December 31, 2014 and significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$12,855	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,769	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,223	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55
Other Real Estate Owned	$3,507	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,039	$-	$4,039	$-
Government sponsored enterprises	8,153	-	8,153	-
Mortgage-backed obligations of federal agencies	981	-	981	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,308	-	13,308	-

Total assets at fair value	$13,308	$-	$13,308	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,020	$-	$4,020	$-
Government sponsored enterprises	8,038	-	8,038	-
Mortgage-backed obligations of federal agencies	1,022	-	1,022	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,215	-	13,215	-

Total assets at fair value	$13,215	$-	$13,215	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

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

March 31, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,769	-	-	$2,769
		-	-
Construction/Land Development	11,117	-	-	11,117
Farmland	-	-	-	-
Real Estate	822	-	-	822
Multi-Family	-	-	-	-
Commercial Real Estate	870	-	-	870
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	45	-	-	45
Impaired loans	12,854	-	-	12,854

Total assets at fair value	$15,623	$-	$-	$15,623

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$3,507	-	-	$3,507
		-	-
Construction/Land Development	11,507	-	-	11,507
Farmland	-	-	-	-
Real Estate	825	-	-	825
Multi-Family	-	-	-	-
Commercial Real Estate	891	-	-	891
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	13,223	-	-	13,223

Total assets at fair value	$16,730	-	$-	$16,730

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	March 31, 2015		December 31, 2014
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Loans	$550,793	$526,649	$551,338	$518,202

Financial Liabilities
Time deposits	176,779	175,711	196,826	195,464
Long-term debt	24,739	24,750	9,862	9,875

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

During the three months ended March 31, 2015, there were three loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2015
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Consumer	3	45	45
Total	3	$45	$45

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.                   Troubled Debt Restructuring, continued

During the quarter ended March 31, 2015, two real estate loans (outstanding recorded investment of $1,040,000) that had been restructured in the previous 12 months, were in default or were on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

During the three months ended, March 31, 2014, there were no loan modifications that were considered to be troubled debt restructurings.   There were also no troubled debt restructurings from the previous twelve months that went into default in the first quarter of 2014.  A restructured loan is considered in default when it becomes 90 days past due.

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

Overview

Net income for the three months ended March 31, 2015 was $1,871,000 or $.53 per share, compared to $1,183,000 or $.46 in the same period in 2014, an increase of 58.16%. During the three months ended March 31, 2015, noninterest income increased 16.24% and noninterest expense increased 17.23% during the same period.  Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2015	2014

Net Income from Bank Operations	$1,770	$1,136
Income from Parent Company Activities	101	47
Net Income for the three months ended March 31	$1,871	$1,183

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 34, the 2015 year to date tax equivalent net interest income increased $997,000 or 18.60% compared to the same period in 2014.  The tax equivalent adjustment to net interest income totaled $32,000 for the quarter.  The yield on earning assets increased .04%, while the cost of funds decreased .29% compared to the same period in 2014.

Year to date, the combination of the increase in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.46%, an increase of 30 basis points when compared to the same period in 2013.  A schedule of the net interest margin for the three month periods ended March 31, 2015 and 2014 can be found in Table I on page 34.

The Interest Sensitivity Analysis contained in Table II on page 35 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 43.59% of rate sensitive assets and 40.75% of rate sensitive liabilities are subject to repricing within one year.  Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income increased $126,000 or 16.24% for the three month period ended March 31, 2015.  The increase is primarily due to an increase in insurance and other commissions due to VBS Mortgage income in 2015, which was a loss in 2014.

Noninterest expense increased $664,000 for the three month period ended March 31, 2015 as compared to 2014. Expense increased in the areas of salaries and benefits, pension, data processing, and OREO losses.  As stated in the most recently available (December 31, 2014) Bank Holding Company Performance Report, the Company’s and peer’s (Holding Companies with Consolidated Assets of $500 million to $1billion) noninterest expenses averaged 2.71% and 3.03% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have decreased since year end due to the growth in Loans Held for Sale.

Securities

The Company’s securities portfolio serves several purposes.  Portions of the portfolio are held to assist the Company with asset liability management and as security for certain public funds and repurchase agreements.

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

As of March 31, 2015, the market value of securities available for sale exceeded their cost by $29,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities scheduled to mature in 2015, however $4,000,000 is callable.

In reviewing investments as of March 31, 2015, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $526,649,000 increased $8.4 million at March 31, 2015 compared to December 31, 2014.  The dealer finance portfolio increased $4.1 million and the real estate portfolio increased $2.1 million.  Increases in other loan categories totaled $2.2 million with consumer and credit cards being the only areas of decrease ($.79 million).

Loans Held for Sale totaled $59,226,000 at March 31, 2015, an increase of $45,844,000 compared to December 31, 2014.  Secondary market loan originations are typically subject to seasonal fluctuations in the early part of the year.  The first quarter was very strong for both VBS Mortgage and NorthPointe Bank.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $7,175,000 at March 31, 2015 compared to $6,975,000 at December 31, 2014.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of March 31, 2015, the Company holds $2,769,000 of real estate which was acquired through foreclosure. This is a decrease of $738,000 compared to December 31, 2014.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2015	December 31, 2014

Nonaccrual Loans
Real Estate	$5,783	$5,481
Commercial	1,080	1,179
Home Equity	120	153
Other	87	161
	7,070	6,974

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	23	-
Commercial	-	-
Home Equity	-	-
Other	82	1
	105	1

Total Nonperforming loans	$7,175	$6,975

Restructured Loans:
Real Estate	3,894	3,913
Commercial	514	518
Home Equity	290	290
Other	21	22

Nonperforming loans as a percentage of loans held for investment	1.36%	1.35%

Net Charge Offs to total loans held for investment	.07%	.33%

Allowance for loan and lease losses to nonperforming loans	124.57%	125.09%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last two years.  Dealer finance loans utilize a five year loss history due the growth in the portfolio and the age of the division.  A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using eight environmental factors (loan growth, unemployment, past due/criticized loans, interest rates, changes in underwriting practices, local real estate industry conditions, and experience of lending staff) with a range for worst and best case.  The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans or in the homogeneous pools based on two year loss histories. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $8,938,000 at March 31, 2015 is equal to 1.70% of loans held for investment. This compares to an allowance of $8,725,000 (1.68%) at December 31, 2014.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $300,000 in the first three months of 2015. Net charge-offs year to date totaled $86,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have decreased $8,078,000 since December 31, 2014.  Time deposits decreased $19,753,000 during this period while demand deposits and savings deposits increased $11,675,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits as well as a large CDARS (see below) customer that did not reinvest. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $13.3 million in CDARS funding, which is a decrease of $16.7 million over December 31, 2014.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of March 31, 2015 there were $40,000,000 in FHLB short-term borrowings, federal funds purchased totaled $1,370,000 and commercial repurchase agreements totaled $4,393,000.  This compared to FHLB short-term borrowings of $10,000,000 and commercial repurchase agreements of $4,358,000 at December 31, 2014.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There were $125,000 of scheduled repayments and $15,000,000 in additional borrowings during the quarter ended March 31, 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company successfully completed a private placement of common stock ($12 million) in March 2014 and a public offering of mandatorily convertible preferred stock in December 2014 ($10 million).  The Company intends to use the proceeds from the common stock for general corporate purposes, including organic growth, new market expansion and possible future acquisitions.  The Company used the proceeds from the preferred stock offering to redeem subordinated debt agreements.

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

March 31, 2015 the Company implemented the Basel III capital requirements, resulting in total risk based capital and leverage ratios of 15.68% and 12.75%, respectively, as compared to year end of 17.35% and 12.88%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 15.55% and 12.64%, respectively, as compared to year end of 17.12% and 12.70%, respectively. Both the Company and the Bank also began reporting common equity tier 1 capital ratios of 12.69% and 14.29%, respectively.  For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

As of March 31, 2015, the Company had a cumulative Gap Rate Sensitivity Ratio of 14.04% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 35.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

 In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. These amendments did not have a material effect on the Company’s financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$521,172	$6,803	5.29%	$482,444	$6,245	5.25%
Loans held for sale	29,381	192	2.65%	1,663	15	3.66%
Federal funds sold	8,744	5	.23%	24,126	13	.22%
Interest bearing deposits	1,975	-	-	694	-	-
Investments
Taxable 3	16,718	43	1.04%	13,302	38	1.13%
Partially taxable	125	-	-	106	-	-
Total earning assets	$578,115	$7,043	4.94%	$522,335	$6,311	4.90%
Interest Expense
Demand deposits	120,287	157	.53%	119,567	167	.57%
Savings	66,330	33	.20%	56,211	28	.20%
Time deposits	183,267	364	.81%	198,932	462	.94%
Short-term debt	19,985	11	.22%	3,540	2	.23%
Long-term debt	22,271	120	2.19%	21,691	291	5.44%
Total interest bearing liabilities	$412,140	$685	.67%	$399,941	$950	.96%

Tax equivalent net interest income 1		$6,358			$5,361

Net interest margin			4.46%			4.16%

1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

March 31, 2015
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$27,046	$19,884	$117,088	$13,427	$-	$177,445
Installment	4,470	749	35,854	12,196	-	53,269
Real estate loans for investments	94,689	52,052	139,156	7,491	-	293,388
Loans held for sale	59,226	-	-	-	-	59,226
Credit cards	2,547	-	-	-	-	2,547
Federal funds sold	-	-	-	-	-	-
Interest bearing bank deposits	816	-	-	-	-	816
Investment securities	125	-	12,192	981	135	13,433
Total	$188,919	$72,685	$304,290	$34,095	$135	$600,124

Sources of funds
Interest bearing demand deposits	$-	$32,607	$70,694	$19,044	$-	$122,345
Savings deposits	-	13,345	40,037	13,346	-	66,728
Certificates of deposit $100,000 and over	15,042	14,712	32,358	-	-	62,112
Other certificates of deposit	14,748	39,445	59,406	-	-	113,599
Short-term borrowings	45,763	-	-	-	-	45,763
Long-term borrowings	428	1,286	16,072	6,964	-	24,750
Total	$75,981	$101,395	$218,567	$39,354	$-	$435,297

Discrete Gap	$112,938	$(28,710)	$85,723	$(5,259)	$135	$164,827

Cumulative Gap	$112,938	$84,228	$169,951	$164,692	$164,827

Ratio of Cumulative Gap to Total Earning Assets	18.82%	14.04%	28.32%	27.44%	27.47%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2015.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 1a.	Risk Factors –
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)           Exhibits

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

May 15, 2015

Exhibit Index:

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).