Form 10-Q
period 2015-06-30
F&M BANK CORP
filed 2015-08-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]         Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, par value - $5	3,293,244 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2015	2014
Interest and fees on loans held for investment	$6,955	$6,552
Interest and fees on loans held for sale	322	49
Interest on federal funds sold	3	12
Interest on debt securities	93	61
Total interest income	7,373	6,674

Interest expense
Interest on demand deposits	157	169
Interest on savings accounts	37	29
Interest on time deposits over $100,000	122	150
Interest on other time deposits	231	280
Total interest on deposits	547	628
Interest on short-term debt	19	2
Interest on long-term debt	132	289
Total interest expense	698	919

Net interest income	6,675	5,755
Provision for loan losses	-	750
Net interest income after provision for loan losses	6,675	5,005

Noninterest income
Service charges	236	254
Insurance and other commissions	275	154
Other	362	411
Income on bank owned life insurance	117	115
Total noninterest income	990	934

Noninterest expense
Salaries	1,875	1,692
Employee benefits	539	457
Occupancy expense	162	155
Equipment expense	151	138
FDIC insurance assessment	198	180
OREO expenses/losses	274	46
Other	1,297	1,133
Total noninterest expense	4,496	3,801

Income before income taxes	3,169	2,138
Income tax expense	943	642
Consolidated net income – F & M Bank Corp.	2,226	1,496
Net income - Noncontrolling interest (income) loss	(50)	(12)
Net Income – F & M Bank Corp	$2,176	$1,484
Dividends paid/accumulated on preferred stock	127	-
Net income available to common stockholders	$2,049	$1,484

Per share data
Net income – basic	$.62	$.45
Net income – diluted	.58	.45
Cash dividends	$.18	$.17
Weighted average shares outstanding – basic	3,294,365	3,288,277
Weighted average shares outstanding – diluted	3,738,765	3,288,277

See notes to unaudited consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2015	2014
Interest and fees on loans held for investment	$13,727	$12,778
Interest and fees on loans held for sale	513	64
Interest on federal funds sold	8	24
Interest on debt securities	136	99
Total interest income	14,384	12,965

Interest expense
Interest on demand deposits	314	336
Interest on savings accounts	70	57
Interest on time deposits over $100,000	245	308
Interest on other time deposits	472	584
Total interest on deposits	1,101	1,285
Interest on short-term debt	30	4
Interest on long-term debt	252	580
Total interest expense	1,383	1,869

Net interest income	13,001	11,096
Provision for loan losses	300	1,500
Net interest income after provision for loan losses	12,701	9,596

Noninterest income
Service charges	462	511
Insurance and other commissions	510	176
Other	685	792
Income on bank owned life insurance	235	231
Total noninterest income	1,892	1,710

Noninterest expense
Salaries	3,693	3,347
Employee benefits	1,163	977
Occupancy expense	340	315
Equipment expense	314	282
FDIC insurance assessment	390	360
OREO expenses/losses	516	94
Other	2,462	2,164
Total noninterest expense	8,878	7,539

Income before income taxes	5,715	3,767
Income tax expense	1,592	1,118
Consolidated net income – F & M Bank Corp.	4,123	2,649
Net income - Noncontrolling interest (income) loss	(76)	18
Net Income – F & M Bank Corp	$4,047	$2,667
Dividends paid/accumulated on preferred stock	255	-
Net income available to common stockholders	$3,792	$2,667

Per share data
Net income – basic	$1.15	$.91
Net income – diluted	1.08	.91
Cash dividends	$.36	$.34
Weighted average shares outstanding – basic	3,293,510	2,945,363
Weighted average shares outstanding – diluted	3,737,910	2,945,363

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income:
Net Income – F & M Bank Corp	$4,047	$2,667	$2,176	$1,484
Net Income (loss) attributable to noncontrolling interest	76	(18)	50	12
Consolidated net Income	4 123	2,649	2,226	1,496

Other comprehensive income (loss):

Unrealized holding gains (losses) on available-for-sale securities	23	(5)	(1)	(23)
Tax effect	(8)	2	-	8
Unrealized holding gain (loss), net of tax	15	(3)	(1)	(15)
Total other comprehensive income (loss)	15	(3)	(1)	(15)

Comprehensive income	$4 138	$2,646	$2,225	$1,481

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,291	$6,241
Money market funds	528	911
Federal funds sold	-	16,051
Cash and cash equivalents	6,819	23,203
Securities:
Held to maturity – fair value of $125 in 2015 and 2014	125	125
Available for sale	13,246	13,215
Other investments	10,808	8,964
Loans held for sale	55,762	13,382
Loans held for investment	532,805	518,202
Less allowance for loan losses	(8,914)	(8,725)
Net loans held for investment	523,891	509,477

Other real estate owned	2,445	3,507
Bank premises and equipment, net	7,093	6,458
Interest receivable	1,663	1,675
Goodwill	2,670	2,670
Bank owned life insurance	12,811	12,581
Other assets	10,583	10,051
Total assets	$647,916	$605,308

Liabilities
Deposits:
Noninterest bearing	$119,326	$112,198
Interest bearing:
Demand	86,529	93,694
Money market accounts	25,273	25,900
Savings	77,075	64,249
Time deposits over $100,000	63,359	79,813
All other time deposits	111,208	115,651
Total deposits	482,770	491,505

Short-term debt	48,087	14,358
Accrued liabilities	12,221	11,772
Long-term debt	24,321	9,875
Total liabilities	567,399	527,510

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding
for 2015 and 2014	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized,
3,293,892 and 3,287,470 shares issued and outstanding
for 2015 and 2014, respectively	16,470	16,459
Additional paid in capital – common stock	11,288	11,260
Retained earnings	45,161	42,554
Noncontrolling interest	484	426
Accumulated other comprehensive loss	(2,311)	(2,326)
Total stockholders’ equity	80,517	77,798
Total liabilities and stockholders’ equity	$647,916	$605,308

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
- Net income	$4,047	$2,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348	294
Amortization of security premiums, net	70	46
Loans held for sale originated	(36,299)	(22,636)
Sale of loans held for sale originated	33,356	21,114
Provision for loan losses	300	1,500
(Increase) Decrease in interest receivable	11	(26)
Increase in other assets	(763)	(1,795)
Increase (decrease) in accrued expenses	735	(572)
Amortization of limited partnership investments	314	304
Income from life insurance investment	(235)	(231)
(Gain) loss on Other Real Estate Owned	506	47
Net adjustments	(1,657)	(1,955)
Net cash provided by operating activities	2,390	712

Cash flows from investing activities
Purchase of investments available for sale	(10,346)	(8,275)
Proceeds from maturity of investments available for sale	8,111	27,276
Purchase of investments held to maturity	-	(100)
Proceeds from maturity of investments held to maturity	-	106
Net increase in loans held for investment	(14,487)	(20,706)
Net increase in loans held for sale participations	(39,437)	(8,371)
Proceeds from the sale of other real estate owned	328	686
Purchase of property and equipment	(982)	(227)
Net cash used in investing activities	(56,813)	(9,611)

Cash flows from financing activities
Net change in demand and savings deposits	12,165	10,371
Net change in time deposits	(20,898)	(2,270)
Net change in short-term debt	33,729	(128)
Cash dividends paid	(1,440)	(986)
Proceeds from issuance of common stock	70	12,053
Repurchase of common stock	(31)	-
Proceeds from issuance of long-term debt	15,000	-
Repayment of long-term debt	(554)	(4,000)
Net cash provided by financing activities	38,039	15,040

Net Increase (decrease) in Cash and Cash Equivalents	(16,384)	6,141
Cash and cash equivalents, beginning of period	23,203	6,545
Cash and cash equivalents, end of period	$6,819	$12,686
Supplemental disclosure
Cash paid for:
Interest expense	$710	$1,831
Income taxes	1,000	800
Transfers from loans to Other Real Estate Owned	-	2,618
Noncash exchange of other real estate owned	(227)	(455)

See notes to unaudited consolidated financial statements

F & M BANK CORP.
,onsolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Balance, beginning of period	$77,798	$54,141

Comprehensive income
Net income – F & M Bank Corp	4,047	2,667
Net income (loss) attributable to noncontrolling interest	76	(18)
Net change in unrealized appreciation on securities available for sale, net of taxes	15	(3)
Total comprehensive income	4,138	2,646

Minority Interest Capital Distributions	(18)	(37)
Issuance of common stock	70	12,053
Repurchase of common stock	(31)	-
Dividends declared	(1,440)	(986)
Balance, end of period	$80,517	$67,817

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.                   Accounting Principles

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2015 and the results of operations for the quarters ended June 30, 2015 and 2014.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2014 annual report to shareholders of F & M Bank Corp.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Six months ended	For the quarter ended
	June 30, 2015	June 30, 2015
Earnings Available to Common Stockholders:
Net Income	$4,047,184	$2,176,633
Preferred Stock Dividends	255,000	127,500
Net Income Available to Common Stockolders	$3,792,184	$2,049,133

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Earnings per Share, continued

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2015			Quarter ended June 30, 2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,792,184	3,293,510	$1.15	$2,049,133	3,294,365	$0.62
Effect of Dilutive Securities:
Convertible Preferred Stock	255,000	444,400	(0.07)	127,500	444,400	(0.04)
Diluted EPS	$4,047,184	3,737,910	$1.08	$2,176,633	3,738,765	$0.58

Note 2.                      Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at June 30, 2015 and December 31, 2014 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at June 30, 2015 and December 31, 2014 are as follows:

	2015		2014
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

	June 30, 2015
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,021	$21	$-	$4,042
Government sponsored enterprises	8,149	11	16	8,144
Mortgage-backed securities	915	10	-	925
Marketable equities	135	-	-	135
Total	$13,220	$42	$16	$13,246

	December 31, 2014
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,026	$-	$6	$4,020
Government sponsored enterprises	8,039	9	10	8,038
Mortgage-backed securities	1,011	11	-	1,022
Marketable equities	135	-	-	135
Total	$13,211	$20	$16	$13,215

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                  Investment Securities, continued

The amortized cost and fair value of securities at June 30, 2015, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	125	125	12,170	12,186
Due after five years	-	-	1,050	1,060
Total	$125	$125	$13,220	$13,246

There were no gains and losses on sales of securities in the first six months of 2015 or 2014.  There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015
Government sponsored Enterprises	$2,000	$(16)	$-	$-	$2,000	$(16)
Total	$2,000	$(16)	$-	$-	$2,000	$(16)

December 31, 2014
U. S. Treasuries	$4,020	$(6)	$-	$-	$4,020	$(6)
Government sponsored Enterprises	2,004	(2)	1,991	(8)	3,995	(10)
Total	$6,024	$(8)	$1,991	$(8)	$8,015	$(16)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2014.  This increase is due to FHLB stock purchases during 2015 and an increase in the Federal Reserve Bank Stock holding requirement.

Note 3.                 Loans Held for Investment

Loans outstanding at June 30, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Construction/Land Development	$68,590	$67,181
Farmland	12,844	12,507
Real Estate	164,863	162,249
Multi-Family	12,104	11,775
Commercial Real Estate	124,635	122,305
Home Equity – closed end	9,329	9,394
Home Equity – open end	52,347	52,182
Commercial & Industrial – Non-Real Estate	28,435	28,161
Consumer	8,145	9,110
Dealer Finance	49,002	40,633
Credit Cards	2,511	2,705
Total	$532,805	$518,202

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
June 30, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,263	$3,401	$-	$4,678	$92
Farmland	-	-	-	-	-
Real Estate	1,241	1,241	-	342	36
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,136	1,136	-	1,445	30
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,547	1,547	-	969	72
Commercial & Industrial – Non-Real Estate	186	186	-	207	6
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	7,373	7,511		7,641	236

Impaired loans with a valuation allowance
Construction/Land Development	12,923	12,923	1,760	13,142	191
Farmland	-	-	-	-	-
Real Estate	571	571	24	850	18
Multi-Family	-	-	-	-	-
Commercial Real Estate	880	880	6	952	2
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	63	63	14	25	3
	14,437	14,437	1,804	14,969	214

Total impaired loans	$21,810	$21,948	$1,804	$22,610	$450

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

		Unpaid		Average	Interest
December 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,982	$5,402	$-	$5,412	$251
Farmland	-	-	-	1,163	-
Real Estate	141	141	-	85	5
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,159	1,459	-	1,450	66
Home Equity – closed end	-	-	-	123	-
Home Equity – open end	1,649	1,649	-	330	57
Commercial & Industrial – Non-Real Estate	191	191	-	237	11
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	8,122	8,842		8,800	390

Impaired loans with a valuation allowance
Construction/Land Development	12,976	14,749	1,469	12,056	326
Farmland	-	-	-	-	-
Real Estate	926	926	101	988	105
Multi-Family	-	-	-	-	-
Commercial Real Estate	938	938	47	1,030	4
Home Equity – closed end	-	-	-	72	-
Home Equity – open end	-	-	-	40	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	-
	14,840	16,613	1,617	14,186	435

Total impaired loans	$22,962	$25,455	$1,617	$22,986	$825

The Recorded Investment is defined as the principal balance less principal payments and charge-offs

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                 Allowance for Loan Losses

A summary of the allowance for loan losses follows:

June 30, 2015 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$138	$81	$347	$5,028	$1,760	$3,268
Farmland	102	-	-	(1)	101	-	101
Real Estate	623	-	-	(125)	498	24	474
Multi-Family	95	-	-	-	95	-	95
Commercial Real Estate	126	-	28	(71)	83	6	77
Home Equity – closed end	188	24	-	11	175	-	175
Home Equity – open end	154	25	-	16	145	-	145
Commercial & Industrial – Non-Real Estate	1,014	-	56	(138)	932	-	932
Consumer	214	17	16	10	223	-	223
Dealer Finance	1,336	86	16	250	1,516	14	1,502
Credit Cards	135	41	23	1	118	-	118
Total	$8,725	$331	$220	$300	$8,914	$1,804	$7,110

December 31, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,611	$223	$2,119	$4,738	$1,469	$3,269
Farmland	(2)	-	-	104	102	-	102
Real Estate	400	208	-	431	623	101	522
Multi-Family	-	-	-	95	95	-	95
Commercial Real Estate	777	-	108	(759)	126	47	79
Home Equity – closed end	157	-	-	31	188	-	188
Home Equity – open end	476	80	-	(242)	154	-	154
Commercial & Industrial – Non-Real Estate	1,464	385	356	(421)	1,014	-	1,014
Consumer	156	33	33	58	214	-	214
Dealer Finance	628	107	6	809	1,336	-	1,336
Credit Cards	121	46	35	25	135	-	135
Total	$8,184	$2,470	$761	$2,250	$8,725	$1,617	$7,108

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                   Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

June 30, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,590	$16,186	$52,404
Farmland	12,844	-	12,844
Real Estate	164,863	1,812	163,051
Multi-Family	12,104	-	12,104
Commercial Real Estate	124,635	2,016	122,619
Home Equity – closed end	9,329	-	9,329
Home Equity –open end	52,347	1,547	50,800
Commercial & Industrial – Non-Real Estate	28,435	186	28,249
Consumer	8,145	-	8,145
Dealer Finance	49,002	63	48,939
Credit Cards	2,511	-	2,511
	$532,805	$21,810	$510,995
Total

December 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,181	$17,958	$49,223
Farmland	12,507	-	12,507
Real Estate	162,249	1,067	161,182
Multi-Family	11,775	-	11,775
Commercial Real Estate	122,305	2,097	120,208
Home Equity – closed end	9,394	-	9,394
Home Equity –open end	52,182	1,649	50,533
Commercial & Industrial – Non-Real Estate	28,161	191	27,970
Consumer	9,110	-	9,110
Dealer Finance	40,633		40,633
Credit Cards	2,705	-	2,705
	$518,202	$22,962	$495,240
Total

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2015

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
June 30, 2015
Construction/Land Development	$41	$337	$-	$4,536	$4,914	$63,676	$68,590
Farmland	-	-	-	-	-	12,844	12,844
Real Estate	2,740	1,357	-	1,257	5,354	159,509	164,863
Multi-Family	-	-	-	-	-	12,104	12,104
Commercial Real Estate	1,963	105	-	1,047	3,115	121,520	124,635
Home Equity – closed end	35	-	-	-	35	9,294	9,329
Home Equity – open end	126	25	136	115	402	51,945	52,347
Commercial & Industrial – Non- Real Estate	96	5	-	-	101	28,334	28,435
Consumer	90	44	13	-	147	7,998	8,145
Dealer Finance	631	122	117	77	947	48,055	49,002
Credit Cards	4	6	1	-	11	2,500	2,511
Total	$5,726	$2,001	$267	$7,032	$15,026	$517,779	$532,805

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF JUNE 30, 2015
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$370	$8,390	$28,823	$9,084	$5,227	$16,696	$-	$68,590
Farmland	67	-	1,995	3,721	4,969	-	2,092	-	12,844
Real Estate	-	799	55,609	74,765	22,617	8,126	2,947	-	164,863
Multi-Family	-	430	4,059	3,105	4,510		-	-	12,104
Commercial Real Estate	-	1,763	26,312	67,024	17,802	9,828	1,906	-	124,635
Home Equity – closed end	-	-	3,856	3,592	1,609	178	94	-	9,329
Home Equity – open end	-	1,631	13,875	28,462	4,009	234	4,136	-	52,347
Commercial & Industrial (Non-Real Estate)	578	54	5,958	17,725	3,360	757	3	-	28,435
Total	$645	$5,047	$120,054	$227,217	$67,960	$24,350	$27,874	$-	$473,147

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,510	$57,017
Non performing	1	130
Total	$2,511	$57,147

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 5.                 Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2015 and does not anticipate additional contributions for the 2015 plan year.  The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2015 and 2014.

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Service cost	$324,167	$250,514	$162,084	$125,257
Interest cost	205,472	188,854	102,736	94,427
Expected return on plan assets	(419,409)	(349,126)	(209,705)	(174,563)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(7,618)	(7,618)	(3,809)	(3,809)
Amortization of net (gain) or loss	90,321	18,056	45,161	9,028
Net periodic pension cost	$192,933	$100,680	$96,467	$50,340

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of June 30, 2015 and December 31, 2014 and significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$12,633	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,445	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,223	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$3,507	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                   Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,042	$-	$4,042	$-
Government sponsored enterprises	8,144	-	8,144	-
Mortgage-backed securities	925	-	925	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,246	-	13,246	-

Total assets at fair value	$13,246	$-	$13,246	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$38	$-	$38	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,020	$-	$4,020	$-
Government sponsored enterprises	8,038	-	8,038	-
Mortgage-backed securities	1,022	-	1,022	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,215	-	13,215	-

Total assets at fair value	$13,215	$-	$13,215	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

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

June 30, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,445	-	-	$2,445
		-	-
Construction/Land Development	11,163	-	-	11,163
Farmland	-	-	-	-
Real Estate	547	-	-	547
Multi-Family	-	-	-	-
Commercial Real Estate	874	-	-	874
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	49	-	-	49
Impaired loans	12,633	-	-	12,633

Total assets at fair value	$15,078	$-	$-	$15,078

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$3,507	-	-	$3,507
		-	-
Construction/Land Development	11,507	-	-	11,507
Farmland	-	-	-	-
Real Estate	825	-	-	825
Multi-Family	-	-	-	-
Commercial Real Estate	891	-	-	891
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Impaired loans	13,223	-	-	13,223

Total assets at fair value	$16,730	-	$-	$16,730

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2 with the exception of impaired loans (see previous table); inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	June 30, 2015		December 31, 2014
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Loans	$557,660	$532,805	$551,338	$518,202

Financial Liabilities
Time deposits	177,093	175,567	196,826	195,464
Long-term debt	24,817	24,321	9,862	9,875

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

During the six months ended June 30, 2015, there were eight loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Six Months ended June 30, 2015
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	4	$2,724	$2,724
Consumer	4	43	43
Total	8	$2,767	$2,767

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.                   Troubled Debt Restructuring, continued

During the quarter ended June 30, 2015, there were five loan modifications that were considered to be troubled debt restructurings.

	Three Months ended June 30, 2015
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	4	$2,724	$2,724
Consumer	1	6	6
Total	5	$2,730	$2,730

At June 30, 2015, one real estate loan (outstanding recorded investment of $95,000) that had been restructured in the previous 12 months, was in default or was on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

During the six months and quarter ended, June 30, 2014, there were two loan modifications that were considered to be troubled debt restructurings; a real estate loan with a recorded investment of $85,000 and a consumer loan with a recorded investment of $24,000. There were also no troubled debt restructurings from the previous twelve months that went into default in the first quarter of 2014. A restructured loan is considered in default when it becomes 90 days past due.

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its ten branch offices as well as its loan production offices located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers) and in Fishersville, VA.  TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock, VA.

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

Overview

Net income for the six months ended June 30, 2015 was $4,047,000 or $1.15 per share, compared to $2,667,000 or $.91 in the same period in 2014, an increase of 51.74%.  Noninterest income increased 10.64% and noninterest expense increased 17.76% during the same period.  Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2015	2014

Net Income from Bank Operations	$3,912	$2,586
Income from Parent Company Activities	135	81
Net Income for the six months ended June 30	$4,047	$2,667

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 36, the 2015 year to date tax equivalent net interest income increased $997,000 or 17.28% compared to the same period in 2014.  The tax equivalent adjustment to net interest income totaled $65,000.  The yield on earning assets decreased .03%, while the cost of funds decreased .30% compared to the same period in 2014.  The quarter to date tax equivalent net interest income increased $927,000 or 16.04% compared to the same period in 2014.

Year to date, the combination of the decrease in cost of funds and changes in balance sheet leverage has resulted in the net interest margin increasing to 4.46%, an increase of 20 basis points when compared to the same period in 2014.  The quarter to date net interest margin at 4.46% is an 11 basis point increase of the same period in 2014.  A schedule of the net interest margin for the three and six month periods ended June 30, 2015 and 2014 can be found in Table I on page 36.

The Interest Sensitivity Analysis contained in Table II on page 37 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 41.57% of rate sensitive assets and 42.15% of rate sensitive liabilities are subject to repricing within one year.  Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income increased $182,000 or 10.64% for the six month period ended June 30, 2015.  The increase is primarily due to an increase in insurance and other commissions due to VBS Mortgage income in 2015, which was a loss in 2014.  The noninterest income for the quarter ended June 30, 2015 increased $56,000 or 6.00% over the same period in 2014.

Noninterest expense increased $1,339,000 for the six month period ended June 30, 2015 as compared to 2014. Expense increased in the areas of salaries and benefits, pension, data processing, and OREO losses.  The noninterest expense for the quarter ended June 30, 2015 increased $164,000 over the same period in 2014.  The Company’s operating costs have always compared favorably to peer group (Holding Companies with Consolidated Assets of $500 million to $1 billion) due to an excellent asset to employee ratio and below average facilities costs.

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

As of June 30, 2015, the market value of securities available for sale exceeded their cost by $27,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities scheduled to mature in 2015.

In reviewing investments as of June 30, 2015, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates in a predominately rural area that includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges.  The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area.

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

Loans Held for Investment of $532,805,000 increased $14.6 million at June 30, 2015 compared to December 31, 2014.  The dealer finance portfolio increased $8.4 million and the real estate portfolio increased $2.6 million.  Increases in other loan categories totaled $3.6 million with closed-in home equity, consumer and credit cards being the only areas of decrease ($1.2 million).

Loans Held for Sale totaled $55,762,000 at June 30, 2015, an increase of $42,380,000 compared to December 31, 2014.  Secondary market loan originations are typically subject to seasonal fluctuations in the early part of the year.  The first half of 2015 was very strong for both VBS Mortgage originations ($2,942,000) and NorthPointe Bank participations ($39,438,000).

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $7,299,000 at June 30, 2015 compared to $6,975,000 at December 31, 2014.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of June 30, 2015, the Company holds $2,445,000 of real estate which was acquired through foreclosure. This is a decrease of $1,062,000 compared to December 31, 2014.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2015	December 31, 2014

Nonaccrual Loans
Real Estate	$5,793	$5,481
Commercial	1,046	1,179
Home Equity	116	153
Other	77	161
	7,032	6,974

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	-
Commercial	-	-
Home Equity	136	-
Other	131	1
	267	1

Total Nonperforming loans	$7,299	$6,975

Restructured Loans current and performing:
Real Estate	10,876	3,913
Commercial	509	518
Home Equity	290	290
Other	27	22

Nonperforming loans as a percentage of loans held for investment	1.37%	1.35%

Net Charge Offs to total loans held for investment	.02%	.33%

Allowance for loan and lease losses to nonperforming loans	122.13%	125.09%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The allowance for loan losses of $8,914,000 at June 30, 2015 is equal to 1.67% of loans held for investment. This compares to an allowance of $8,725,000 (1.68%) at December 31, 2014.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $300,000 in the first six months of 2015. Net charge-offs year to date totaled $110,000.

The overall level of the allowance increased for several years and now approximates the national peer group average.  Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have decreased $8,735,000 since December 31, 2014.  Time deposits decreased $20,897,000 during this period while demand deposits and savings deposits increased $12,162,000.  The decrease in certificates of deposits is a result of a decrease in core time deposits as well as a large CDARS customer that did not reinvest. The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $13.1 million in CDARS funding, which is a decrease of $17.0 million over December 31, 2014.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of June 30, 2015 there were $40,000,000 in FHLB short-term borrowings, federal funds purchased totaled $3,776,000 and commercial repurchase agreements totaled $4,311,000.  This compared to FHLB short-term borrowings of $10,000,000 and commercial repurchase agreements of $4,358,000 at December 31, 2014.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There were $554,000 of scheduled repayments and $15,000,000 in additional borrowings during the quarter ended June 30, 2015.

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

March 31, 2015 the Company implemented the Basel III capital requirements.  As of June 30, 2015 total risk based capital and leverage ratios of 15.86% and 12.45%, respectively, as compared to year end of 17.35% and 12.88%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 15.79% and 12.40%, respectively, as compared to year end of 17.12% and 12.70%, respectively. Both the Company and the Bank also began reporting common equity tier 1 capital ratios of 12.88% and 14.54%, respectively.  For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution as well as another smaller line with Zions Bank.  The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of June 30, 2015, the Company had a cumulative Gap Rate Sensitivity Ratio of 11.08% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 36.

Stock Repurchase

On September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. After a period of suspension, the program was reinstated in June 2015 and 1,300 shares were purchased.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014			June 30, 2015			June 30, 2014
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$525,392	$13,792	5.29%	$486,596	$12,823	5.31%	$530,361	$6,989	5.29%	$491,143	$6,578	5.37%
Loans held for sale	38,530	513	2.68%	3,584	64	3.60%	47,579	321	2.71%	5,484	49	3.58%
Federal funds sold	7,267	8	.22%	23,280	24	.21%	5,806	3	.21%	22,444	11	.20%
Interest bearing deposits	1,329	-	-	765	-	-	689	-	-	836	-	-
Investments
Taxable 3	17,555	136	1.56%	13,312	99	1.50%	18,090	93	2.06%	13,617	62	1.82%
Partially taxable	125	-	-	103	-	-	125	-	-	103	-	-
Total earning assets	$590,198	$14,449	4.94%	$527,640	$13,010	4.97%	$602,650	$7,406	4.93%	$533,627	$6,700	5.04%
Interest Expense
Demand deposits	119,914	314	.53%	116,433	336	.58%	117,483	157	.54%	116,526	169	.58%
Savings	68,053	70	.21%	57,431	57	.20%	69,756	37	.21%	58,637	29	.20%
Time deposits	176,659	717	.81%	195,992	892	.91%	170,122	353	.83%	193,084	430	.89%
Short-term debt	32,569	30	.19%	3,427	4	.24%	45,012	19	.17%	3,317	2	.24%
Long-term debt	23,335	252	2.18%	21,404	580	5.46%	24,387	132	2.17%	21,120	289	5.49%
Total interest bearing liabilities	$420,530	$1,383	.66%	$394,687	$1,869	.96%	$426,760	$698	.66%	$392,684	$919	.94%

Tax equivalent net interest income 1		$13,066			$11,141			$6,708			$5,781

Net interest margin			4.46%			4.26%			4.46%			4.35%

1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income (see page 28) on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

June 30, 2015
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$29,307	$17,202	$117,640	$13,868	$-	$178,017
Installment	3,881	754	39,850	12,662	-	57,147
Real estate loans for investments	90,941	49,445	148,944	5,800	-	295,130
Loans held for sale	55,762	-	-	-	-	55,762
Credit cards	2,511	-	-	-	-	2,511
Federal funds sold	-	-	-	-	-	-
Interest bearing bank deposits	528	-	-	-	-	528
Investment securities	125	-	12,186	925	135	13,371
Total	$183,055	$67,401	$318,620	$33,255	$135	$602,466

Sources of funds
Interest bearing demand deposits	$-	$29,942	$64,554	$17,306	$-	$111,802
Savings deposits	-	15,415	46,245	15,415	-	77,075
Certificates of deposit $100,000 and over	13,388	20,675	29,296	-	-	63,359
Other certificates of deposit	16,815	37,659	56,734	-	-	111,208
Short-term borrowings	48,087	-	-	-	-	48,087
Long-term borrowings	428	1,286	14,357	8,250	-	24,321
Total	$78,718	$104,977	$211,186	$40,971	$-	$435,852

Discrete Gap	$104,337	$(37,576)	$107,434	$(7,716)	$135	$166,614

Cumulative Gap	$104,337	$66,761	$174,195	$166,479	$166,614

Ratio of Cumulative Gap to Total Earning Assets	17.32%	11.08%	28.91%	27.63%	27.66%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2015.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 1a.	Risk Factors –
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –	None

Item 3.	Defaults Upon Senior Securities –	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information –	None

Item 6.	Exhibits	None

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

August 14, 2015

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).