Form 10-Q
period 2015-09-30
F&M BANK CORP
filed 2015-11-12
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, par value - $5	3,284,654 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(Unaudited)
(In Thousands of Dollars Except per Share Amounts)

	Three Months Ended
	September 30,
Interest income	2015	2014
Interest and fees from loans held for investment	$7,086	$6,665
Interest and fees from loans held for sale	295	164
Interest from federal funds sold	4	7
Interest from investment securities	66	37
Total interest income	7,451	6,873

Interest expense
Interest from demand deposits	112	165
Interest from savings accounts	64	31
Interest from time deposits over $100,000	122	145
Interest from other time deposits	228	273
Total interest from deposits	526	614
Interest from short-term debt	24	2
Interest from long-term debt	172	292
Total interest expense	722	908

Net interest income	6,729	5,965
Provision for loan losses	-	750
Net interest income after provision for loan losses	6,729	5,215

Noninterest income
Service charges	257	275
Insurance and other commissions	260	202
Other	352	400
Income from bank owned life insurance	119	118
Total noninterest income	988	995

Noninterest expense
Salaries	1,974	1,767
Employee benefits	555	514
Occupancy expense	164	150
Equipment expense	166	160
FDIC insurance assessment	132	180
Other	1,503	1,152
Total noninterest expense	4,494	3,923

Income before income taxes	3,223	2,287
Income tax expense	994	726
Consolidated net income – F&M Bank Corp.	2,229	1,561
Net income - Noncontrolling interest (income) loss	(39)	8
Net Income – F & M Bank Corp	$2,190	$1,569
Dividends paid on preferred stock	128	-
Net income available to common stockholders	$2,062	$1,569

Per share data
Net income available to common stockholders- basic	$.63	$.48
Net income available to common stockholders– diluted	$.59	.48
Cash dividends	$.18	$.17
Weighted average common shares outstanding – basic	3,291,133	3,289,743
Weighted average common shares outstanding - diluted	3,735,533	3,289,743

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars except per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
Interest income	2015	2014
Interest and fees from loans held for investment	$20,813	$19,443
Interest and fees from loans held for sale	808	228
Interest from federal funds sold	12	31
Interest from investment securities	202	136
Total interest income	21,835	19,838

Interest expense
Interest from demand deposits	426	501
Interest from savings accounts	134	88
Interest from time deposits over $100,000	367	453
Interest from other time deposits	700	857
Total interest from deposits	1,627	1,899
Interest from short-term debt	54	6
Interest from long-term debt	424	872
Total interest expense	2,105	2,777

Net interest income	19,730	17,061

Provision for loan losses	300	2,250
Net interest income after provision for loan losses	19,430	14,811

Noninterest income
Service charges	719	786
Insurance and other commissions	770	378
Other	1,037	1,192
Income from bank owned life insurance	354	349
Total noninterest income	2,880	2,705

Noninterest expense
Salaries	5,667	5,114
Employee benefits	1,718	1,491
Occupancy expense	504	465
Equipment expense	480	442
FDIC insurance assessment	522	540
OREO expenses/losses	516	-
Other	3,965	3,410
Total noninterest expense	13,372	11,462

Income before income taxes	8,938	6,054
Income tax expense	2,586	1,844
Consolidated net income – F&M Bank Corp.	6,352	4,210
Net income - Noncontrolling interest (income) loss	(115)	26
Net Income – F & M Bank Corp	$6,237	$4,236
Dividend paid/accumulated on preferred stock	383	-
Net income available to common stockholders	$5,854	$4.236

Per share data
Net income available to common stockholders- basic	$1.78	$1.38
Net income available to common stockholders– diluted	$1.67	1.38
Cash dividends	$.54	$.51
Weighted average common shares outstanding - basic	3,292,709	3,061,432
Weighted average common shares outstanding – diluted	3,737,109	3,061,432

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income:
Net Income – F & M Bank Corp	$6,237	$4,236	$2,190	$1,569
Net Income (loss) attributable to noncontrolling interest	115	(26)	39	(8)
Consolidated net income	6,352	4,210	2,229	1,561

Other comprehensive income:

Unrealized holding gains on available-for-sale securities	44	20	21	25
Tax effect	(15)	(7)	(7)	(9)
Unrealized holding gain, net of tax	29	13	14	16
Total other comprehensive income	29	13	14	16

Comprehensive income	$6,381	$4,223	$2,243	$1,577

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,420	$6,241
Money market funds	490	911
Federal funds sold	-	16,051
Cash and cash equivalents	6,910	23,203
Securities:
Held to maturity – fair value of $125 in 2015 and $125 in 2014	125	125
Available for sale	13,173	13,215
Other investments	10,845	8,964
Loans held for sale	55,482	13,382
Loans held for investment	540,415	518,202
Less: allowance for loan losses	(8,870)	(8,725)
Net loans held for investment	531,545	509,477

Other real estate owned	2,462	3,507
Bank premises and equipment, net	7,369	6,458
Interest receivable	1,655	1,675
Goodwill	2,670	2,670
Bank owned life insurance	12,928	12,581
Other assets	10,937	10,051
Total assets	$656,101	$605,308

Liabilities
Deposits:
Noninterest bearing	$126,299	$112,198
Interest bearing:
Demand	75,316	93,694
Money market accounts	26,581	25,900
Savings	86,093	64,249
Time deposits over $100,000	61,089	79,813
All other time deposits	108,439	115,651
Total deposits	483,817	491,505

Short-term debt	38,239	14,358
Accrued liabilities	13,314	11,772
Long-term debt	38,893	9,875
Total liabilities	574,263	527,510

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized, 3,284,513 and
3,287,470 shares issued and outstanding	16,423	16,459
Additional paid in capital – common stock	11,135	11,260
Retained earnings	46,629	42,554
Noncontrolling interest	524	426
Accumulated other comprehensive loss	(2,298)	(2,326)
Total stockholders’ equity	81,838	77,798
Total liabilities and stockholders’ equity	$656,101	$605,308

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$6,237	$4,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525	449
Amortization of security premiums, net	109	61
Origination of loans held for sale	(56,301)	(41,385)
Sale of loans originated and held for sale	55,298	39,799
Provision for loan losses	300	2,250
(Increase) Decrease in interest receivable	20	(38)
Increase in other assets	(916)	(2,492)
Increase (decrease) in accrued expenses	1,660	(65)
Amortization of limited partnership investments	470	456
Income from bank owned life insurance	(354)	(348)
Loss on Other Real Estate Owned	511	43
Net adjustments	1,322	(1,270)
Net cash provided by operating activities	7,559	2,966

Cash flows from investing activities
Purchase of investments available for sale	(10,540)	(8,614)
Proceeds from maturity of investments available for sale	8,167	27,323
Purchase of investments held to maturity	-	(125)
Proceeds from maturity of investments held to maturity	-	106
Net increase in loans held for investment	(22,195)	(10,740)
Net increase in participation loans held for sale	(41,098)	(32,376)
Proceeds from the sale of other real estate owned	361	779
Purchase of property and equipment	(1,435)	(391)
Net cash used in investing activities	(66,740)	(24,038)

Cash flows from financing activities
Increase in demand and savings deposits	18,248	22,845
Decrease in time deposits	(25,936)	646
Increase in short-term debt	23,881	361
Cash dividends paid	(2,161)	(1,545)
Proceeds from issuance of common stock	99	12,080
Repurchase of common stock	(261)	-
Proceeds from long-term debt	30,000	10,000
Repayment of long-term debt	(982)	(6,500)
Net cash provided by financing activities	42,888	37,887

Net (Decrease) Increase in Cash and Cash Equivalents	(16,293)	16,815
Cash and cash equivalents, beginning of period	23,203	6,545
Cash and cash equivalents, end of period	$6,910	$23,360
Supplemental disclosure
Cash paid for:
Interest expense	$2,126	$2,745
Income taxes	1,500	1,300
Transfers from loans to Other Real Estate Owned	155	2,930
Noncash exchange of other real estate owned	(328)	(780)

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Balance, beginning of period	$77,798	$54,141

Comprehensive income
Net income – F & M Bank Corp	6,237	4,236
Net income attributable to noncontrolling interest	115	(26)
Net change in unrealized appreciation on securities available for sale, net of taxes	29	13
Total comprehensive income	6,381	4,223

Minority interest capital distributions	(18)	15
Issuance of common stock	99	12,080
Repurchase of common stock	(261)	-
Dividends paid	(2,161)	(1,545)
Balance, end of period	$81,838	$68,914

See accompanying notes to Unaudited Consolidated Financial Statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1. Summary of significant accounting policies

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2015 and the results of operations for the quarters and nine month periods ended September 30, 2015 and 2014.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2014 annual report to shareholders of F & M Bank Corp.

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
Note 1. Summary of significant accounting policies, continued

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

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per common share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements. Basic common EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted common EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Nine months ended	For the Quarter ended	For the Nine months ended	For the Quarter ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Earnings available to common stockholders:
Net income	$6,351,521	$2,229,213	$4,210,028	$1,561,179
Minority interest	115,397	39,273	26,300	8,208
Preferred stock dividends	382,500	127,500	-	-
Net income available to common stockholders	$5,853,624	$2,062,440	$4,236,328	$1,569,387

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1. Summary of significant accounting policies, continued

Earnings per Share, continued

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated.   Preferred stock was not issued at September 30, 2014 therefore there is no prior year data presented.

	Nine months ended September 30, 2015			Quarter ended September 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic common EPS	$5,853,624	3,292,709	$1.78	$2,062,440	3,291,133	$0.63
Effect of dilutive securities:
Convertible preferred stock	382,500	444,400	(0.08)	127,500	444,400	(0.04)
Diluted common EPS	$6,236,124	3,737,109	$1.67	$2,189,940	3,735,533	$0.59

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at September 30, 2015 and December 31, 2014 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	2015		2014
		Market		Market
	Cost	Value	Cost	Value
Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

		September 30, 2015 Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasury	$4,018	$29	$-	$4,047
Government sponsored enterprises	8,115	10	6	8,119
Mortgage-backed securities	858	14	-	872
Corporate equities	135	-	-	135
Total	$13,126	$53	$6	$13,173

		December 31, 2014 Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasury	$4,026	$-	$6	$4,020
Government sponsored enterprises	8,039	9	10	8,038
Mortgage-backed securities	1,011	11	-	1,022
Corporate equities	135	-	-	135
Total	$13,211	$20	$16	$13,215

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 2. Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2015, by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$-	$-
Due after one year through five years	-	-	12,133	12,166
Due after five years	-	-	993	1,007
Total	$125	$125	$13,126	$13,173

There were no gains and losses on sales of securities in the third quarter or nine month period ended September 30 of 2015 or 2014.  There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U. S. Treasury	$-	$-	$-	$-	$-	$-
Government sponsored Enterprises	4,013	(6)	-	-	4,013	(6)
Total	$4,013	$(6)	$-	$-	$4,013	$(6)

December 31, 2014
U. S. Treasury	$4,020	$(6)	$-	$-	$4,020	$(6)
Government sponsored Enterprises	2,004	(2)	1,991	(8)	3,995	(10)
Total	$6,024	$(8)	$1,991	$(8)	$8,015	$(16)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2014.  This increase is due to FHLB stock repurchases which were partially offset with an increase in the Federal Reserve Bank Stock holding requirement.

Note 3. Loans Held for Investment

Loans outstanding at September 30, 2015 and December 31, 2014 are summarized as follows
	2015	2014
Construction/Land Development	$68,597	$67,181
Farmland	12,739	12,507
Real Estate	165,324	162,249
Multi-Family	11,949	11,775
Commercial Real Estate	127,197	122,305
Home Equity – closed end	9,270	9,394
Home Equity – open end	55,202	52,182
Commercial & Industrial – Non-Real Estate	27,545	28,161
Consumer	7,979	9,110
Dealer Finance	52,032	40,633
Credit Cards	2,581	2,705
Total	$540,415	$518,202

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 3. Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
September 30, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,307	$3,445	$-	$4,349	$110
Farmland	-	-	-	-	-
Real Estate	1,051	1,051	-	543	43
Multi-Family	-	-	-	-	-
Commercial Real Estate	322	322	-	1,162	13
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,559	1,559	-	1,281	82
Commercial & Industrial – Non-Real Estate	183	183	-	189	9
Consumer	19	19	-	4	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	-	2
	6,441	6,579		7,528	259

Impaired loans with a valuation allowance
Construction/Land Development	12,258	12,258	2,063	13,074	220
Farmland	-	-	-	-	-
Real Estate	753	753	52	817	43
Multi-Family	-	-	-	-	-
Commercial Real Estate	895	895	24	925	3
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,649	1,649	47	330	58
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	40	40	11	32	3
	15,595	15,595	2,197	15,178	327

Total impaired loans	$22,036	$22,174	$2,197	$22,706	$586

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4. Allowance for Loan Losses

A summary of the allowance for loan losses follows (in thousands):

For the nine months ended September 30, 2015	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$138	$83	$471	$5,154	$2,063	$3,091
Farmland	102	-	-	(15)	87	-	87
Real Estate	623	25	-	(112)	486	51	435
Multi-Family	95	-	-	(13)	82	-	82
Commercial Real Estate	126	-	47	(78)	95	24	71
Home Equity – closed end	188	26	6	(8)	160	-	160
Home Equity – open end	154	51	-	82	185	48	137
Commercial & Industrial – Non-Real Estate	1,014	-	60	(246)	828	-	828
Consumer	214	23	23	(9)	205	-	205
Dealer Finance	1,336	111	20	232	1,477	11	1,466
Credit Cards	135	56	36	(4)	111	-	111
Total	$8,725	$430	$275	$300	$8,870	$2,197	$6,673

For the year ended December 31, 2014	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,611	$223	$2,119	$4,738	$1,469	$3,269
Farmland	(2)	-	-	104	102	-	102
Real Estate	400	208	-	431	623	101	522
Multi-Family	-	-	-	95	95	-	95
Commercial Real Estate	777	-	108	(759)	126	47	79
Home Equity – closed end	157	-	-	31	188	-	188
Home Equity – open end	476	80	-	(242)	154	-	154
Commercial & Industrial – Non-Real Estate	1,464	385	356	(421)	1,014	-	1,014
Consumer	156	33	33	58	214	-	214
Dealer Finance	628	107	6	809	1,336	-	1,336
Credit Cards	121	46	35	25	135	-	135
Total	$8,184	$2,470	$761	$2,250	$8,725	$1,617	$7,108

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4. Allowance for Loan Losses, continued

September 30, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,597	$15,565	$53,032
Farmland	12,739	-	12,739
Real Estate	165,324	1,804	163,520
Multi-Family	11,949	-	11,949
Commercial Real Estate	127,197	1,217	125,980
Home Equity – closed end	9,270	-	9,270
Home Equity –open end	55,202	3,208	51,994
Commercial & Industrial – Non-Real Estate	27,545	183	27,362
Consumer	7,979	19	7,960
Dealer Finance	52,032	40	51,992
Credit Cards	2,581	-	2,581
	$540,415	$22,036	$518,379
Total

Recorded Investment in Loan Receivables (in thousands)

December 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,181	$17,958	$49,223
Farmland	12,507	-	12,507
Real Estate	162,249	1,067	161,182
Multi-Family	11,775	-	11,775
Commercial Real Estate	122,305	2,097	120,208
Home Equity – closed end	9,394	-	9,394
Home Equity –open end	52,182	1,649	50,533
Commercial & Industrial – Non-Real Estate	28,161	191	27,970
Consumer	9,110	-	9,110
Dealer Finance	40,633		40,633
Credit Cards	2,705	-	2,705
	$518,202	$22,962	$495,240
Total

Aging of Past Due Loans Receivable (in thousands) as of September 30, 2015

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
September 30, 2015
Construction/Land Development	$254	$2,030	$-	$4,761	$7,045	$61,552	$68,597
Farmland	-	-	-	-	-	12,739	12,739
Real Estate	2,954	1,118	62	1,066	5,200	160,124	165,324
Multi-Family	-	-	-	-	-	11,949	11,949
Commercial Real Estate	315	-	-	-	315	126,882	127,197
Home Equity – closed end	42	4	-	-	46	9,224	9,270
Home Equity – open end	520	224	30	41	815	54,387	55,202
Commercial & Industrial – Non- Real Estate	33	59	-	75	167	27,378	27,545
Consumer	44	15	-	-	59	7,920	7,979
Dealer Finance	706	286	-	349	1,341	50,691	52,032
Credit Cards	36	8	2	-	46	2,535	2,581
Total	$4,904	$3,744	$94	$6,292	$15,034	$525,381	$540,415

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF SEPTEMBER 30, 2015
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$342	$8,053	$31,514	$8,538	$5,757	$14,393	$-	$68,597
Farmland	66	-	1,936	3,688	4,968	2,081	-	-	12,739
Real Estate	-	1,028	56,568	72,890	23,131	8,297	3,410	-	165,324
Multi-Family	-	410	3,974	3,078	4,487	-	-	-	11,949
Commercial Real Estate	-	1,721	27,312	69,002	20,126	7,733	1,303	-	127,197
Home Equity – closed end	-	-	3,675	3,772	1,682	123	18	-	9,270
Home Equity – open end	-	1,713	14,955	29,700	4,400	399	4,035	-	55,202
Commercial & Industrial (Non-Real Estate)	523	75	6,941	17,304	2,130	461	111	-	27,545
Total	$589	$5,289	$123,414	$230,948	$69,462	$24,851	$23,270	$-	$477,823

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,579	$59,662
Non performing	2	349
Total	$2,581	$60,011

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank contributed $750,000 to the plan in the first quarter of 2015 and does not anticipate additional contributions for the 2015 plan year.  The following is a summary of net periodic pension costs for the nine month and three month periods ended September 30, 2015 and 2014.

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Service cost	$486,251	$375,771	$162,084	$125,257
Interest cost	308,208	283,281	102,736	94,427
Expected return on plan assets	(629,114)	(523,689)	(209,705)	(174,563)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(11,427)	(11,427)	(3,809)	(3,809)
Amortization of net (gain) or loss	135,482	27,084	45,161	9,028
Net periodic pension cost	$289,400	$151,020	$96,467	$50,340

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,398	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,462	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,223	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$3,507	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 6. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

September 30, 2015	Total	Level 1	Level 2	Level 3
U.S. Treasury Securities	$4,047	$-	$4,047
Government sponsored enterprises	8,119	-	8,119	-
Mortgage-backed securities	872	-	872	-
Marketable equities	135	-	135	-
Investment securities available for sale	$13,173	$-	$13,173	$-

Total assets at fair value	$13,173	$-	$13,173	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$34	$-	$34	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,020	$-	$4,020	$-
Government sponsored enterprises	8,038	-	8,038	-
Mortgage-backed securities	1,022	-	1,022	-
Marketable equities	135	-	135	-
Investment securities available for sale	13,215	-	13,215	-

Total assets at fair value	13,215	-	13,215	-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

September 30, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,462	-	-	$2,462
		-	-
Construction/Land Development	10,195	-	-	10,195
Farmland	-	-	-	-
Real Estate	702	-	-	702
Multi-Family	-	-	-	-
Commercial Real Estate	871	-	-	871
Home Equity – closed end	-	-	-	-
Home Equity – open end	1,601	-	-	1,601
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	29	-	-	29
Total Impaired loans	13,398	-	-	13,398

Total assets at fair value	$15,860	$-	$-	$15,860

Total liabilities at fair value	$-	$-	$-	$-

The table below presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis (in thousands).  The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

December 31, 2014	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$3,507	-	-	$3,507
		-	-
Construction/Land Development	11,507	-	-	11,507
Farmland	-	-	-	-
Real Estate	825	-	-	825
Multi-Family	-	-	-	-
Commercial Real Estate	891	-	-	891
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	-	-	-	-
Total Impaired loans	13,223	-	-	13,223

Total assets at fair value	$16,730	-	$-	$16,730

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 7. Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments above and below are considered Level 2 with the exception of impaired loans of $13,398,000 and $13,223,000 at September 30, 2015 and December 31, 2014, respectively, which are considered level 3.  Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument (in thousands).

	September 30, 2015		December 31, 2014
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Loans, gross	$568,774	$540,415	$551,338	$518,202

Financial Liabilities
Time deposits	$170,548	$169,528	196,826	195,464
Long-term debt	$39,610	$38,893	9,862	9,875

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

In the nine months ended September 30, 2015, there were fifteen loan modifications that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Nine months ended September 30, 2015
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Commercial	1	$978	$978
Real Estate	5	3,342	3,342
Home Equity	5	1,648	1,648
Consumer	4	40	40
Total	15	$6,008	$6,008

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 8. Troubled Debt Restructuring, continued

During the quarter ended September 30, 2015, there were seven loan modifications that were considered to be troubled debt restructurings.

	Three Months ended September 30, 2015
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	1	$978	$978
Real Estate	1	612	$612
Home Equity	5	1,648	1,648
Total	7	$3,238	$3,238

There were no troubled debt restructurings from the previous twelve months that went into default in 2015.  A restructured loan is considered in default when it becomes 90 days past due.

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

Overview

Net income for the nine months ended September 30, 2015 was $6,237,000 or $1.78 per share, compared to $4,236,000 or $1.38 in the same period in 2014, an increase of 47.24%. Noninterest income increased 6.47% and noninterest expense increased 16.66% during the same period.  Net income from Bank operations adjusted for income or loss from Parent activities is as follows:

In thousands	2015	2014

Net Income from Bank Operations	$6,090	$4,141
Income from Parent Company Activities	147	95
Net Income for the nine months ended September 30	$6,237	$4,236

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

As shown in Table I on page 35, the 2015 year to date tax equivalent net interest income increased $2,660,000 or 15.52% compared to the same period in 2014.  Third quarter tax equivalent net interest income increased $735,000 or 12.26% compared to September 30, 2014.  The tax equivalent adjustment to net interest income totaled $65,000 for the quarter.  The year to date yield on earning assets decreased .02%, while the cost of funds decreased .27% compared to the same period in 2014.  The cost of long term debt decreased due to the redemption of the subordinated debt agreements and reduced cost of FHLB advances, this was the primary driver of the reduction of cost of funds.

Year to date, the combination of the increase in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.45%, an increase of .16% when compared to the same period in 2014.  Third quarter net interest margin increased to 4.41%, an increase of .05% when compared to September 30, 2014. A schedule of the net interest margin for the nine month and three month periods ended September 30, 2015 and 2014 can be found in Table I on page 35.

The Interest Sensitivity Analysis contained in Table II on page 36 indicates the Company is in an asset sensitive position in the one year time horizon.  This would indicate that in a rising rate environment net interest income and net interest margin would increase as a result of assets repricing faster than liabilities. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 39.88% of rate sensitive assets and 40.22% of rate sensitive liabilities are subject to repricing within one year. Liquid assets have been used to pay off maturing long term FHLB borrowings, which when coupled with depositors reluctance to tie up funds at historically low rates has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income increased $175,000 or 6.47% for the nine month period ended September 30, 2015.  The increase is primarily due to an increase in insurance and other commissions from the bank subsidiaries.  The noninterest income for the quarter ended September 30, 2015 decreased $7,000 or .70% over the same period in 2014.

Noninterest expense increased $1,910,000 for the nine month period ended September 30, 2015 as compared to 2014. Areas of expense increase were salary and benefits and losses related to other real estate owned.  The Company’s operating costs have always compared favorably to the peer group (Holding Companies with Consolidated Assets of $500 million to $1 billion) due to an excellent asset to employee ratio and below average facilities costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0% to .25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have deceased since year end due to growth in the loan portfolio.

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

As of September 30, 2015, the market value of securities available for sale exceeded the cost by $47,000. The portfolio is made up of primarily agency securities with an average portfolio life of just under three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no additional scheduled maturities in 2015.

In reviewing investments as of September 30, 2105, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $540,415,000 increased $22.2 million at September 30, 2015 compared to December 31, 2014.  The dealer finance portfolio increased $11.4 million, commercial real estate increased $4.9 million, real estate increased $3.1 million and open ended home equities increased $3.0 million.  These increases were offset by decreases in consumer loans of $1.1 million.

Loans Held for Sale totaled 55,482,000 at September 30, 2015, an increase of $42,100,000 compared to December 31, 2014.  The secondary market loan originations have remained strong throughout 2015.  Average balances and income from loans held for sale are detailed in the Table 1 on page 36.

Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $6,386,000 at September 30, 2015 compared to $6,975,000 at December 31, 2014.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of September 30, 2015, the Company holds $2,462,000 of real estate which was acquired through foreclosure. This is a decrease of $1,045,000 compared to December 31, 2013.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual Loans
Real Estate	$5,828	$5,481
Commercial	75	1,179
Home Equity	41	153
Other	348	161
	6.292	6,974

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	62	-
Commercial	-	-
Home Equity	30	-
Other	2	1
	94	1

Total Nonperforming loans	$6,386	$6,975

Restructured Loans current and performing:
Real Estate	10,766	3,913
Commercial	1,482	518
Home Equity	1,649	290
Other	34	22

Nonperforming loans as a percentage of loans held for investment	1.18%	1.35%

Net loan losses to average loans outstanding (held for investment)	.03%	.33%

Allowance for loan and lease losses to nonperforming loans	138.90%	125.09%

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

The allowance for loan losses of $8,870,000 at September 30, 2015 is equal to 1.64% of loans held for investment. This compares to an allowance of $8,725,000 (1.68%) at December 31, 2014.  Based on the evaluation of the loan portfolio described above, management has funded the allowance a total of $300,000 in the first nine months of 2015.  Net charge-offs year to date totaled $155,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have decreased $7,688,000 since December 31, 2014.  Time deposits decreased $25,936,000 during this period while demand deposits and savings deposits increased $18,248,000.  The increase in demand deposits and savings deposits is a result of new account growth during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $12.1 million in CDARS funding, which is a decrease of $18.0 million over December 31, 2014.

Short-term debt

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of September 30, 2015 there were $30,000,000 in FHLB short-term borrowings, federal funds purchased totaled $3,542,000 and commercial repurchase agreements totaled $4,697,000.  This compared to FHLB short term borrowings of $10,000,000 and commercial repurchase agreements of $3,423,000 at December 31, 2014.

Long-term debt

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There were $982,000 of scheduled repayments and $30,000,000 in additional borrowings during the nine months ended September 30, 2015.

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

March 31, 2015 the Company implemented the Basel III capital requirements.  As ofSeptember 30, 2015 total risk based capital and leverage ratios of 15.80% and 12.57%, respectively, as compared to year end of 17.35% and 12.88%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 15.71% and 12.50%, respectively, as compared to year end of 17.12% and 12.70%, respectively. Both the Company and the Bank also began reporting common equity tier 1 capital ratios of 12.95% and 14.46%, respectively.  For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

As of September 30, 2015, the Company had a cumulative Gap Rate Sensitivity Ratio of 11.21% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 37.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with
Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014			September 30, 2015			September 30, 2014
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$529,007	$20,878	5.28%	$490,970	$19,516	5.31%	$536,507	$7,086	5.24%	$500,623	$6,692	5.30%
Loans held for sale	39,813	808	2.71%	8,684	228	3.51%	42,335	295	2.76%	18,718	164	3.48%
Federal funds sold	7,394	12	.22%	19,392	31	.21%	7,643	4	.21%	11,743	7	.24%
Interest bearing deposits	1,388	-	-	891	-	-	1,506	-	-	1,139	-	-
Investments
Taxable 3	17,416	202	1.55%	13,347	137	1.37%	17,895	66	1.44%	13,644	38	1.11%
Partially taxable	125	-	-	116	-	-	125	-	-	113	-	-
Total earning assets	$595,143	$21,900	4.92%	$533,400	$19,912	4.99%	$606,011	$7,451	4.88%	$545,980	$6,901	5.01%
Interest Expense
Demand deposits	115,081	426	.49%	117,542	501	.57%	103,357	112	.43%	114,996	165	.57%
Savings	72,611	134	.25%	58,940	88	.20%	81,579	64	.31%	61,910	31	.20%
Time deposits	174,696	1,067	.82%	195,282	1,309	.90%	170,834	350	.81%	193,883	416	.85%
Short-term debt	34,198	54	.21%	3,556	7	.26%	37,404	24	.25%	3,808	3	.31%
Long-term debt	26,741	424	2.12%	22,277	872	5.23%	33,443	172	2.04%	23,995	292	4.83%
Total interest bearing liabilities	$423,327	$2,105	.66%	$397,597	$2,777	.93%	$426,617	$722	.67%	$398,592	$907	.90%

Tax equivalent net interest income 1		$19,795			$17,135			$6,729			$5,994

Net interest margin			4.45%			4.29%			4.41%			4.36%

1	Interest income on loans includes loan fees.
2	Loans held for investment include nonaccrual loans.
3	An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

September 30, 2015
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$26,732	$13,510	$125,786	$13,402	$-	$179,430
Installment	3,560	826	43,285	12,340	-	60,011
Real estate loans for investments	93,922	45,922	155,369	3,180	-	298,393
Loans held for sale	55,481	-	-	-	-	55,481
Credit cards	2,581	-	-	-	-	2,581
Federal funds sold	-	-	-	-	-	-
Interest bearing bank deposits	490	-	-	-	-	490
Investment securities	125	-	12,166	872	135	13,298
Total	$182,891	$60,258	$336,606	$29,794	$135	$609,684

Sources of funds
Interest bearing demand deposits	$-	$28,353	$58,480	$15,063	$-	$101,896
Savings deposits	-	17,218	51,656	17,219	-	86,093
Certificates of deposit $100,000 and over	15,115	18,183	27,791	-	-	61,089
Other certificates of deposit	12,926	41,838	53,675	-	-	108,439
Short-term borrowings	38,239	-	-	-	-	38,239
Long-term borrowings	733	2,196	24,214	11,750	-	38,893
Total	$67,013	$107,788	$215,816	$44,032	$-	$434,649

Discrete Gap	$115,878	$(47,530)	$120,790	$(14,238)	$135	$175,035

Cumulative Gap	$115,878	$68,348	$189,138	$174,900	$175,035

Ratio of Cumulative Gap to Total Earning Assets	19.01%	11.21%	31.02%	28.69%	28.71%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2015.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 1a.	Risk Factors –
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures None

Item 5.	Other Information – None

Item 6.	Exhibits

(a)           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

November 12, 2015

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