Form 10-K
period 2015-12-31
F&M BANK CORP
filed 2016-03-30
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015
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
Common Stock - $5 Par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Sarbanes Act. Yes ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,949,418 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2015 was approximately $66,066,952 based on the closing sales price of $22.40 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 21, 2016, there were 3,298,983 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2016 (the “Proxy Statement”).

Table of Contents

		Page

PART I

Item 1	Business	2

Item 1A	Risk Factors	7

Item 1B	Unresolved Staff Comments	11

Item 2	Properties	12

Item 3	Legal Proceedings	12

Item 4	Mine Safety Disclosures	12

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6	Selected Financial Data	15

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 8	Financial Statements and Supplementary Data	38

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81

Item 9A	Controls and Procedures	81

Item 9B	Other Information	81

PART III

Item 10	Directors, Executive Officers and Corporate Governance	82

Item 11	Executive Compensation	82

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81

Item 13	Certain Relationships and Related Transactions and Director Independence	82

Item 14	Principal Accounting Fees and Services	82

PART IV

Item 15	Exhibits and Financial Statement Schedules	83

Signatures		84

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

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, repurchase agreements for commercial customers, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers.  TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities.  FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville.

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

Employees

On December 31, 2015, the Bank had 168 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, continued

Item 1.  Business, continued

Regulation and Supervision

General. The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to bank holding companies and state member banks of the Federal Reserve System. The common stock of F & M Bank Corp. is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which is aimed at improving corporate governance and reporting procedures.  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

F & M Bank Corp., as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

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

PART I, continued

Item 1.  Business, continued

Regulation and Supervision, continued

Capital Requirements. In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Company as of December 31, 2015, were 12.46% and 12.18%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

PART I, continued

Item 1.  Business, continued

Regulation and Supervision, continued

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to implement, examine and enforce complaints with federal consumer protection laws, which govern all financial institutions. For smaller financial institutions such as the Company and the Bank, their primary regulators will continue to conduct its examination activities.

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

●	The strength of the economy in our target market area, as well as general economic, market, or business conditions;
●	Aninsufficient allowance for loan losses as a result of inaccurate assumptions;
●	Ourability to maintain our “well-capitalized” regulatory status;
●	Changesin the interest rates affecting our deposits and our loans;
●
Changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

●	Ourability to manage growth;
●	Our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
●	Ourexposure to operational risk;
●	Ourability to raise capital as needed by our business;
●	Changesin laws, regulations and the policies of federal or state regulators and agencies; and
●	Othercircumstances, many of which are beyond our control.

PART I, continued

Item 1.  Business, continued

Forward looking statements, continued

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

We are affected by the general economic conditions in the local markets in which we operate. Since the recession began in 2008, our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies.  Although economic conditions have improved, many businesses and individuals are still experiencing difficulty as a result of the economic downturn and protracted recovery.  If economic conditions in our market deteriorate from current conditions, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, forecloses and loan losses.  Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  At December 31, 2015, our non-performing loans were $6.5 million, compared to $6.9 million at December 31, 2014.  Our provision for loan losses was $.3 million for the year ended December 31, 2015, and our loan loss allowance was $8.8 million, or 1.61% of total loans held for investment at December 31, 2015.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2015, approximately 83% of our loans had real estate as a primary or secondary component of collateral.  A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

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

We are subject to more stringent capital requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act which could adversely affect our results of operations and future growth.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%.  The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.  In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we are unable to comply with such requirements.

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

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

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

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule.  The Final Rules prohibit banking entities from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds.”  On January 14, 2014, the five financial regulatory agencies, approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.  This will not have an impact on the Company.

Our future success is dependent on our ability to effectively compete in the face of substantial competition from other financial institutions in our primary markets.

We encounter significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than us and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent, we compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than us. Many of these non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

In December of 2015 the Federal Open Market Committee (FOMC) voted to raise the fed funds rate from .00-.25% to .25-.50% in a unanimous decision, with indication rates would increase again in 2016.  As indicated above the Company analyzes their risk and is prepared for future changes in interest rates.

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

Item 1B.  Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2015.

PART I, continued

Item 2.  Properties

The locations of F & M Bank Corp., Inc. and its subsidiaries are shown below.

Timberville Branch and Administrative Offices	Elkton Branch
205 South Main Street	127 West Rockingham Street
Timberville, VA 22853	Elkton, VA 22827

Broadway Branch	Port Road Branch
126 Timberway	1085 Port Republic Road
Broadway, VA 22815	Harrisonburg, VA 22801

Bridgewater Branch	Edinburg Branch
100 Plaza Drive	120 South Main Street
Bridgewater, VA 22812	Edinburg, VA 22824

Woodstock Branch	Crossroads Branch
161 South Main Street	80 Cross Keys Road
Woodstock, VA 22664	Harrisonburg, VA 22801

Luray Branch	Dealer Finance Division
700 East Main Street	4759 Spotswood Trail
Luray, VA 22835	Penn Laird, VA 22846

Fishersville Loan Production Office	North Augusta Branch
1842 Jefferson Hwy	2813 North Augusta Street
Fishersville, VA 22939	Staunton, VA 22401

Craigsville Branch
125 W. Craig Street
Craigsville, VA 24430

With the exception of the Edinburg Branch, Port Road Branch, Luray Branch, Dealer Finance Division, the Fishersville Loan Production Office and the North Augusta Branch the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations.

Through an agreement with FCTI, Inc., the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA.  The Bank also has an agreement with CardTronics ATM to operate twleve cash only ATMs in various Rite Aid Pharmacies, CVS Pharmacies and Target Stores in Rockingham and Augusta Counties of VA.

VBS’ offices are located at:

Harrisonburg Office	Woodstock Office	Fishersville Loan Production Office
2040 Deyerle Avenue	161 South Main Street	1842 Jefferson Hwy 161
Suite 107	Woodstock, VA 22664	Fishersville, VA 22939
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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company’s Common Stock is quoted under the symbol “FMBM” on the OTCQX Market. The bid and ask price is quoted at www.OTCMARKETS.com/Stock/FMBM/quote.  With its inclusion on the OTCQX Markets, there are now several active market makers for FMBM stock.

Transfer Agent and Registrar

Broadridge Financial Solutions
2 Journal Plaza Square, 7th Floor
Jersey City, NJ 07306

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2010, and the reinvestment of dividends.

		Period Ending

Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
F & M Bank Corp.	100.00	98.06	113.68	143.51	156.93	189.07
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

PART II, continued

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Recent Stock Prices and Dividends

Dividends to common shareholders totaled $2,405,000 and $2,104,000 in 2015 and 2014, respectively.  Preferred stock dividends were $510,000 and $128,000 in 2015 and 2014, respectively.   Regular quarterly dividends have been declared for at least 23 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 30.42% in 2015, compared to 37.36% in 2014.

Refer to Payment of Dividends in Item 1.  Business, Regulation and Supervision section above for restrictions on dividends.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2015 totaled 177,409 shares; of this amount, 13,277 were repurchased in 2015.

The number of common shareholders of record was approximately 1,859 as of March 21, 2016. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2015			2014
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	19.30	20.95	$.18	17.21	18.00	$.17
2nd	20.00	24.50	.18	17.27	19.90	.17
3rd	20.98	22.45	.18	17.70	19.08	.17
4th	21.10	24.47	.19	17.83	19.73	.17
Total			$.73			$.68

PART II, continued

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Interest and Dividend Income	$29,353	$26,772	$25,966	$27,225	$27,680
Interest Expense	2,876	3,648	4,773	6,294	7,719

Net Interest Income	26,477	23,124	21,193	20,931	19,961
Provision for Loan Losses	300	2,250	3,775	4,200	4,000

Net Interest Income after Provision for Loan Losses	26,177	20,874	17,418	16,731	15,961
Noninterest Income	3,732	3,485	3,925	3,627	3,118
Low Income Housing Partnership Losses	(620)	(608)	(856)	(621)	(467)
Securities Gains (Losses)	-	-	-	-	1,024
Noninterest Expenses	17,986	15,656	14,720	13,362	12,892

Income before Income Taxes	11,303	8,095	5,767	6,375	6,744
Income Tax Expense	2,886	2,293	1,051	1,474	2,056
Net Income	$8,417	$5,802	$4,716	$4,901	$4,688
Per Share Data:
Net Income – basic	$2.40	$1.82	$1.88	$1.96	$1.91
Net Income - diluted	$2.25	$1.80	$-	$-	$-
Dividends Declared	.73	.68	.68	.64	.60
Book Value per Common Share	22.38	20.77	21.56	19.76	18.53
Balance Sheet Data:
Assets	$665,357	$605,308	$552,788	$596,904	$566,734
Loans Held for Investment	544,053	518,202	478,453	465,819	451,570
Loans Held for Sale	57,806	13,382	3,804	77,207	60,543
Securities	25,329	22,305	38,486	18,807	22,108
Deposits	494,670	491,505	464,149	453,796	435,947
Short-Term Debt	24,954	14,358	3,423	34,597	18,539
Long-Term Debt	48,161	9,875	21,691	47,905	57,298
Stockholders’ Equity	82,950	77,798	54,141	49,384	46,180
Average Common Shares Outstanding – basic	3,291	3,119	2,504	2,496	2,450
Average Common Shares Outstanding – diluted	3,735	3,230	-	-	-
Financial Ratios:
Return on Average Assets1	1.31%	1.00%	.82%	.86%	.84%
Return on Average Equity1	10.46%	8.65%	9.11%	10.26%	10.41%
Net Interest Margin	4.43%	4.30%	4.02%	3.95%	3.87%
Efficiency Ratio 2	58.96%	58.51%	58.15%	54.03%	55.43%
Dividend Payout Ratio - Common	30.42%	37.36%	36.17%	32.65%	31.41%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	12.49%	11.59%	9.00%	8.35%	8.14%
Allowance for Loan Losses to Loans3	1.61%	1.68%	1.71%	1.75%	1.54%
Nonperforming Loans to Total Assets4	.98%	1.15%	2.28%	2.24%	2.61%
Nonperforming Assets to Total Assets5	1.34%	1.73%	2.75%	2.73%	3.15%
Net Charge-offs to Total Loans3	.04%	.33%	.78%	.64%	.63%
1	Ratios are primarily based on daily average balances.
2
The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains (losses) on securities transactions and LIH Partnership losses.

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

Capital Activities

The Company raised $12 million through the sale of common stock in a private placement offering in March of 2014.  In addition the Company raised $9.4 million through the sale of Series A preferred stock in a public offering in December 2014. Both amounts are net of fees related to the offering.

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

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of senior management, and the directors’ loan committee is composed of any six directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

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

PART II, continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary VBS Mortgage.  These loans are typically on the Bank’s books for two to three weeks prior to being sold to investors in the secondary market.  Similarly, the Bank also has a relationship with Gateway Savings Bank in Oakland, CA and Northpointe Bank in Grand Rapids, MI whereby it purchases fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market.  These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days.  The Bank has maintained a relationship with Gateway Bank since 2003 and began its relationship with Northpointe Bank in 2014.  This relationship allows the Bank to achieve a higher rate of return than is available on other short term investment opportunities.

Dealer Finance Division

On September 25, 2012, the Bank began a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was staffed with three officers that have extensive experience in Dealer Finance. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately forty dealers have signed contracts to originate loans on behalf of the Bank.

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002.  As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage.  The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2015, 2014 or 2013. Application of the non-amortization provisions of the Statement resulted in additional net income of $120,000 for each of the years ended December 31, 2015, 2014 and 2013.

Core deposit intangibles are amortized on a straight-line basis over a ten year life.  The Company adopted ASC 350 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over its estimated useful life.  The core deposit intangible was fully amortized during 2011.

Income Tax

The determination of income taxes represents results in income and expense being recognized in different periods for financial reporting purposes versus for the purpose of computing income taxes currently payable.  Deferred taxes are provided on such temporary differences and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Further, the Company seeks strategies that minimize the tax effect of implementing its business strategies.  Management makes judgements regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits.  As a result, it is considered a significant estimate.

PART II, continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fair Value

The estimate of fair value involves the use of (1) quoted prices for identical instruments traded in active markets, (2) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques using significant assumptions that are observable in the market or (3) model-based techniques that use significant assumptions not observable in the market. When observable market prices and parameters are not fully available, management’s judgment is necessary to estimate fair value possibly including estimates that incorporate estimates of current market participant expectations of future cash flows, risk premiums, among other things. Additionally, significant judgment may be required to determine whether certain assets measured at fair value are classified within the fair value hierarchy as Level 2 or Level 3. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical.

Pension Plan Accounting

The accounting guidance for the measurement and recognition of obligations and expense related to pension plans generally applies the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of benefits expense and accumulated obligation include discount rates, expected return on assets, mortality rates, health care cost trend rates, and projected salary increases, among others. Changes in assumptions or judgments related to any of these variables could result in significant volatility in the Company’s financial condition and results of operations. As a result, accounting for the Company’s pension expense and obligation is considered a significant estimate. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical.

PART II, continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overview

The Company’s net income for 2015 totaled $8,417,000 or $2.40 per common share, an increase of 45.07% from $5,802,000 or $1.82 a share in 2014. Return on average equity increased in 2015 to 10.46% versus 8.65% in 2014, and the return on average assets increased from 1.00% to 1.31%.

See page 16 for a five-year summary of selected financial data.

Changes in Net Income per Common Share
	2015	2014
	to 2014	to 2013
Prior Year Net Income Per Common Share	$1.82	$1.88
Change from differences in:
Net interest income	1.02	.77
Provision for credit losses	.59	.61
Noninterest income, excluding securities gains	.08	(.18)
Noninterest expenses	(.71)	(.37)
Income taxes	(.18)	(.40)
Effect of common stock raise	-	(.49)
Effect of preferred stock dividend	(.12)	-
Effect of increase in average shares outstanding	(.10)	-
Total Change	.58	(.06)
Net Income Per Common Share	$2.40	$1.82

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2015 was $26,477,000 representing an increase of $3,353,000 or 14.50% over the prior year.  A 9.11% increase in 2014 versus 2013 resulted in total net interest income of $23,124,000.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 23), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income.  For a reconciliation of tax equivalent net interest income to GAAP measures, see the table on page 25.

Tax equivalent income on earning assets increased $2,610,000.  Loans held for investment, expressed as a percentage of total earning assets, decreased in 2015 to 88.60% as compared to 91.84% in 2014.  During 2015, yields on earning assets decreased 6 basis points (BP), primarily due to a 72BP decrease in the yield on loans held for sale. This decrease is due to the growth in the short term participation program with Northpointe Bank.  The average cost of interest bearing liabilities decreased 23BP in 2015, following a decrease of 24BP in 2014. The decrease is due to the redemption of subordinated debt agreements at the end of 2014 and the continued low rate environment.

The analysis on the next page reveals an increase in the net interest margin to 4.43% in 2015 primarily due to changes in balance sheet leverage as higher rate borrowings decreased, the increase in noninterest bearing deposit accounts and the growth in the Dealer Finance division produced higher yields.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated Average Balances, Yields and Rates1

	2015			2014			2013
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$170,272	$8,103	4.76%	$164,666	$7,810	4.74%	$169,431	$7,896	4.66%
Real estate	295,892	14,976	5.06%	281,052	14,542	5.17%	268,902	14,796	5.50%
Installment	65,870	4,981	7.56%	50,695	3,960	7.81%	33,625	2,467	7.34%

Loans held for investment4	532,034	28,060	5.27%	496,413	26,312	5.30%	471,958	25,159	5.33%
Loans held for sale	40,450	1,099	2.72%	9,072	312	3.44%	21,298	648	3.04%

Investment securities3
Fully taxable	17,372	303	1.74%	13,392	205	1.53%	11,718	194	1.66%
Partially taxable	125	-	.-	116	-	.-	107	-	.-
Tax exempt	-	-	-	-	-	-	-	-	-

Total investment securities	17,497	303	1.74%	13,508	205	1.53%	11,825	194	1.66%

Interest bearing deposits in banks	1,223	-	-	896	-	-	1,084	4	.37%
Federal funds sold	9,310	21	.23%	20,602	44	.21%	23,094	50	.22%
Total Earning Assets	600,514	29,483	4.91%	540,491	26,873	4.97%	529,259	26,055	4.92%

Allowance for loan losses	(8,933)			(8,476)			(8,384)
Nonearning assets	52,378			47,036			48,565
Total Assets	$643,959			$579,051			$569,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$112,334	$539	.48%	$117,396	$664	.57%	$120,482	$792	.66%
Savings	76,491	212	.28%	60,460	122	.20%	52,714	119	.23%
Time deposits	171,829	1,402	.82%	195,933	1,704	.87%	198,786	2,331	1.17%

Total interest bearing deposits	360,654	2,153	.60%	373,789	2,490	.67%	371,982	3,242	.87%

Short-term debt	32,017	69	.22%	3,872	9	.23%	6,171	24	.39%
Long-term debt	31,856	654	2.05%	21,501	1,149	5.34%	36,280	1,507	4.15%

Total interest bearing liabilities	424,527	2,876	.68%	399,162	3,648	.91%	414,433	4,773	1.15%

Noninterest bearing deposits	125,665			107,647			90,170
Other liabilities	13,318			5,134			13,074

Total liabilities	563,510			511,943			517,677
Stockholders’ equity	80,449			67,108			51,763

Total liabilities and stockholders’ equity	$643,959			$579,051			$569,440

Net interest earnings		$26,607			$23,225			$21,282

Net yield on interest earning assets (NIM)			4.43%			4.30%			4.02%

1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table illustrates the effect of changes in volumes and rates.

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,888	$(140)	$1,748	$1,303	$(150)	$1,153
Loans held for sale	1,079	(292)	787	(372)	36	(336)
Investment securities
Taxable	61	37	98	28	(17)	11
Partially taxable	-	-	-	-	-	-
Tax exempt	-	-	-	-	-	-

Interest bearing deposits in banks	-	-	-	(1)	(3)	(4)
Federal funds sold	(24)	1	(23)	(5)	(1)	(6)
Total Interest Income	3,004	(394)	2,610	953	(135)	818

Interest expense
Deposits
Demand	(29)	(96)	(125)	(20)	(108)	(128)
Savings	32	58	90	18	(15)	3
Time deposits	(210)	(92)	(302)	(33)	(594)	(627)

Short-term debt	65	(5)	60	(9)	(6)	(15)
Long-term debt	553	(1,048)	(495)	(613)	255	(358)
Total Interest Expense	411	(1,183)	(772)	(657)	(468)	(1,125)
Net Interest Income	$2,593	$789	$3,382	$1 ,610	$333	$1,943

Note:  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Interest Income

Tax equivalent interest income increased $2,610,000 or 9.71% in 2015, after increasing 3.14% or $818,000 in 2014. Overall, the yield on earning assets decreased .06%, from 4.97% to 4.91%. Average loans held for investment grew during 2015, with average loans outstanding increasing $35,621,000 to $532,034,000.  Real estate loans increased 5.28%, commercial loans increased 3.40% and consumer loans increased 29.93%.  The increase in consumer loans is result of the growth in our Dealer Finance division which opened at the end of 2012.  The increase in tax equivalent interest income is primarily due to the growth in the Dealer Finance division as well as the volume in the short term loan participation program with Northpointe Bank. .

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2015	2014	2013
Interest Income – Loans	$29,029	$26,522	$25,718
Interest Income - Securities and Other Interest-Earnings Assets	324	249	248
Interest Expense – Deposits	2,153	2,490	3,242
Interest Expense - Other Borrowings	723	1,158	1,531
Total Net Interest Income	26,477	23,123	21,193

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	130	102	89
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	-	-
Total Tax Benefit on Tax-Exempt Interest Income	130	102	89
Tax-Equivalent Net Interest Income	$26,607	$23,225	$21,282

Interest Expense

Interest expense decreased $772,000 or 21.16% during 2015, which followed a 23.57% decrease or $1,125,000 in 2014. The average cost of funds of .68% decreased .23% compared to 2014. Average interest bearing liabilities increased $25,365,000 in 2015 following decrease of $15,271,000 in 2014.  The increase in interest bearing liabilities was the result of an increase in FHLB borrowings to support loan growth.  Due to declining rates and the migration into noninterest bearing accounts the expense associated with time deposits decreased $302,000 (17.72%) in 2015. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 24.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Non-interest income increased 8.17% ($235,000) in 2015 following a decrease of 6.26% in 2014.  The majority of the increase is from record earnings at VBS mortgage ($384,000), due to increased volume in our low interest rate environment and slight economic improvement.  Areas of decrease were service charges on deposit accounts ($71,000), which has experience a steady decline over the past few years with regulatory changes.

There were no security transactions in 2015, 2014 or 2013 which resulted in a gain or loss.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Noninterest Expense

Noninterest expenses increased from $15,656,000 in 2014 to $17,986,000 in 2015, a 14.88% increase.  Salary and benefits increased 14.14% to $10,055,000 in 2015, following a 1.60% increase in 2014.  This increase was the result of normal salary increases, additions to staff for new branches and administrative positions as well as increasing benefit costs (including health care cost, pension expense and profit sharing expenses).  This year the pension expense increased by $185,000 over 2014.  Other real estate owned expenses increased $159,000 or 3.90% due to costs associated with maintaining the properties and losses from sales or write-downs of property.  Other operating expenses increased $910,000 in 2015, following a $562,000 increase in 2014.  Increases were in advertising and employee appreciation ($114,000), technology expense ($148,000), Franchise tax expense ($203,000) and checking account program expenses ($103,000).  Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.79%, 2.70%, and 2.58%, in 2015, 2014 and 2013, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 2.86%, 2.89% and 2.93% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience.  This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $2,250,000 in 2014 to $300,000 in 2015. The decrease in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $244,000 in 2015 and $1,709,000 in 2014. Loan losses as a percentage of loans held for investment totaled .04% and .33% in 2015 and 2014, respectively. As stated in the most recently available Bank Holding Company Performance Report (BHCPR), peer group loss averages were .12% in 2015 and .18% in 2014.

Balance Sheet

Total assets increased 9.92% during the year to $665,357,000, an increase of $60,049,000 from $605,308,000 in 2014.  Average earning assets increased 11.10% or $60,023,000 to $600,514,000 at December 31, 2015. The increase in earning assets is due largely to the growth in the short term loan participation program with Northpointe Bank and in the Dealer Finance division in installment loans.  Average interest bearing deposits decreased $13,135,000 for 2015 or 3.51%, with all decreases in both time deposits and interest bearing demand accounts, there was $16,031,000 in growth in the savings category. The Company continues to utilize its assets well with 93.25% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities increased 29.53% in 2015 to $17,497,000.  At year end, 2.91% of average earning assets of the Company were held as investment securities to provide security for public deposits and to secure repurchase agreements.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 1.74% for 2015, up from 1.53% in 2014.

There were no security gains or losses and no Other Than Temporary Impairment (OTTI) write-downs in 2015, 2014 or 2013.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2015	2014	2013

Available for Sale1
U.S. Treasury, Agency and Government Sponsored Enterprises (GSE)	$12,095	$12,058		$29,065
Mortgage-backed2	817	1,022		1,201
Marketable equity securities	135	135		-
Total	13,047	13,215		30,266

Held to Maturity
U.S. Treasury and Agency	125	125		106
Total	125	125		106

Other Equity Investments	12,157	8,965		8,114
Total Securities	$25,329	$22,305	$	c38,486
1        At estimated fair value.  See Note 4 to the Consolidated Financial Statements for amortized cost.
2        Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of debt securities at December 31, 2015 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury, Agency & GSE	$4,075	.99%	$8,020	.78%	$-		$-		$12,095	.85%
Mortgage-backed							817	2.35%	817	2.35%
Marketable equities	-		-		-		135		135
Total	$4,075	.99%	$8,020	.78%	$-		$952	2.29%	$13,047	.94%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$125	.28%							$125	.28%
Total	$125	.28%							$125	.28%

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

The Company’s portfolio of loans held for investment totaled $544,053,000 at December 31, 2015 compared with $518,202,000 at the beginning of the year.  The Company’s policy has been to make conservative loans that are held for future interest income.  Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased 1.24% during 2015 to $176,922,000. Real estate mortgages increased $8,407,000 (3.76%).  Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties.

Construction loans increased $2,579,000 or 3.84%. The increase in construction lending is a result of improvement in the economy in the Bank’s primary market area.  The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $12,624,000 or 25.44%.  This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $54,086,000.  Credit card balances increased $40,000 to $2,745,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Real estate – mortgage	$232,321	$223,824	$212,630	$204,812	$193,280
Real estate – construction	69,759	67,180	68,512	71,251	72,224
Consumer installment	62,239	49,615	30,643	15,753	13,015
Commercial	153,691	147,599	135,835	147,089	141,014
Agricultural	15,672	15,374	16,265	14,099	15,985
Multi-family residential	7,559	11,775	11,797	9,357	13,157
Credit cards	2,745	2,705	2,680	2,788	2,812
Other	67	130	91	670	83
Total Loans	$544,053	$518,202	$478,453	$465,819	$451,570

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2015:
	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$42,132	$113,729	$13,503	$169,364
Multi-family residential	2,078	4,883	597	7,558
Real Estate – mortgage	84,888	147,124	309	232,321
Real Estate – construction	53,860	15,479	420	69,759
Consumer – installment/other	7,519	45,811	11,721	65,051
Total	$190,477	$327,026	$26,550	$544,053

Loans with predetermined rates	$28,667	$60,484	$15,062	$104,213
Loans with variable or
adjustable rates	161,810	266,542	11,488	439,840
Total	$190,477	$327,026	$26,550	$544,053

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

Prior to the recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property.  However, due to the slowing economy and declining real estate sales it is estimated that values peaked in 2007 or 2008.  Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%.  Values appear to have bottomed out in 2011, with modest increases in both 2014 and 2015.  Approximately 83% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively they may price or pursue new loan requests. At December 31, 2015, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.  Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  The Company would have earned approximately $267,000 in additional interest income had the loans on nonaccrual status been current and performing.  Nonperforming loans totaled $6,526,000 at December 31, 2015 compared to $6,975,000 at December 31, 2014.  At December 31, 2015 $570,000 of loans 90 days or more past due were not on nonaccrual status.  Approximately 91% of these nonperforming loans are secured by real estate. Although management expects that there may be additional loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment.  As of December 31, 2015, the Company holds $2,128,000 of real estate which was acquired through foreclosure, of which $125,000 was under contract pending sale in the first quarter of 2016.

Nonperforming loans have decreased approximately $449,000 since December 31, 2014.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to risk elements and impaired loans:

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual Loans:
Real Estate - 2011 includes $1,040 of restructured loans	$5,698	$5,481	$9,963	$9,611	$7,671
Commercial - 2011 includes $309 of restructured loans	109	1,179	1,890	2,914	5,888
Home Equity	40	153	402	740	266
Other	108	161	-	121	39

Loans past due 90 days or more:
Real Estate	272	0	246	-	646
Commercial	25	0	4	-	-
Home Equity	107	0	61	-	260
Other	167	1	16	-	6

Total Nonperforming loans	$6,526	$6,975	$12,582	$13,386	$14,776

Restructured Loans current and performing:
Real Estate	8,713	3,913	7,484	6,572	4,335
Commercial	1,463	518	3,989	3,753	1,292
Home Equity	1,414	290	727	450	451
Other	91	22	-	-	-

Nonperforming loans as a percentage of loans held for investment	1.20%	1.35%	2.63%	2.87%	3.27%

Net Charge Offs to Total Loans Held for Investment(1)	0.04%	0.33%	0.78%	0.64%	0.63%

Allowance for loan and lease losses to nonperforming loans	134.55%	125.09%	65.04%	60.91%	46.95%

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2015, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria.  Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as Troubled Debt Restructuring are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors. Loan relationships that are determined to have no impairment are placed back into the appropriate loan pool and reviewed under ASC 450.

Loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last five years.  Due to the amount of loan losses in the past two years, the Company felt the two year lost history utilized in 2014 and prior would not be indicative of the amount of losses that could occur in our current economic cycle, therefore for 2015 the loss history was expanded to five years to capture a more representative loss history.  Dealer finance loans utilize the highest year within the five year loss history.  The Company will monitor the net losses for this division and adjust based on how the portfolio performs since the department was established in 2012. A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using six (past dues are now segregated as their own pool) environmental factors (loan growth, unemployment, interest rates, changes in underwriting practices, local real estate industry conditions, and experience of lending staff).  The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans, past dues or in the homogeneous pools based on five year loss histories. The Board approves the loan loss provision for each quarter based on this evaluation. An effort is made to keep the actual allowance at or above the midpoint of the range established by the evaluation process.

The allowance for loan losses of $8,781,000 at December 31, 2015 is equal to 1.61% of total loans held for investment.  This compares to an allowance of $8,725,000 (1.68%) at December 31, 2014 and 1.71% at December 31, 2013.  Management and the Board of Directors made a concentrated effort at increasing the allowance during the recent recession to reflect the increased risks within the portfolio.  The overall level of the allowance is above peer group averages and management feels the current reserve level is appropriate. Management has reached this conclusion based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $244,000 in 2015 which is equivalent to .04% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .38%, compared to a .20% loss rate for its peer group.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of period	$8,725	$8,184	$8,154	$6,937	$5,786
Provision charged to expenses	300	2,250	3,775	4,200	4,000
Loan losses:
Construction/land development	156	1,611	2,127	1,480	1,263
Farmland	-	-	-	-	-
Real Estate	25	208	173	482	474
Multi-family	-	-	-	-	-
Commercial Real Estate	-	-	201	424	381
Home Equity – closed end	26	-	159	69	222
Home Equity – open end	51	80	68	-	83
Commercial & Industrial – Non Real Estate	-	385	986	776	423
Consumer	32	33	173	45	90
Dealer Finance	251	107	17	-	-
Credit Cards	60	46	121	71	106
Total loan losses	601	2,470	4,025	3,347	3,042
Recoveries:
Construction/land development	85	223	40	192	-
Farmland	-	-	-	3	-
Real Estate	37	-	-	-	8
Multi-family	-	-	-	-	48
Commercial Real Estate	65	108	42	48	16
Home Equity – closed end	6	-	-	-	3
Home Equity – open end	-	-	29	-	27
Commercial & Industrial – Non Real Estate	62	356	127	62	24
Consumer	32	33	14	27	42
Dealer Finance	24	6	-	-	-
Credit Cards	46	35	28	32	25
Total recoveries	357	761	280	364	193
Net loan losses	(244)	(1,709)	(3,745)	(2,983)	(2,849)
Balance at end of period	$8,781	$8,725	$8,184	$8,154	$6,937

Allowance for loan losses as a
percentage of loans	1.61%	1.68%	1.71%	1.75%	1.54%

Net loan losses to loans held for investment	.04%	.33%	.78%	.64%	.63%

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2015		2014		2013		2012*		2011*
Allowance for loan losses: (in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$4,442	50.59%	$4,738	54.30%	$4,007	45.93%	$2,771	33.86%	$-	-
Real Estate	806	9.18%	623	7.14%	400	4.58%	924	11.29%	-	-
Commercial, Financial and Agricultural	1,666	18.97%	1,337	15.33%	2,239	25.66%	3,187	38.94%	2,984	36.60%
Consumer	1,059	12.06%	1,685	19.31%	905	10.37%	253	3.09%	298	3.65%
Home Equity	808	9.20%	342	3.92%	633	7.26%	1,019	12.45%	920	11.28%
Total	$8,781	100.00%	$8,725	100.00%	$8,184	93.80%	$8,154	99.63%	$6,937	85.07%
* Allocation detail for Construction/Land Development verses Real Estate is not readily available.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings

The average deposit balances and average rates paid for 2015, 2014 and 2013 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)
	December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$125,665		$107,647		$90,170

Interest-bearing:
Interest Checking	$112,334	.48%	$117,396	.57%	$120,482	.66%
Savings Accounts	76,491	.28%	60,460	.20%	52,714	.23%
Time Deposits:
CDARS	11,247	.18%	19,771	.21%	8,581	.53%
$100,000 or more	66,719	.55%	74,743	.61%	69,130	.87%
Less than $100,000	93,863	1.08%	101,419	1.19%	121,075	1.39%
Total Interest-bearing	360,654	.60%	373,789	.67%	371,982	.87%
Total deposits	$486,319	.44%	$481,436	.52%	$462,152	.70%

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $18,018,000 or 16.74% from $107,647,000 at December 31, 2014 to $125,665,000 at December 31, 2015. Interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, decreased $13,135,000 or 3.51% from $373,789,000 at December 31, 2014 to $360,654,000 at December 31, 2015. Total interest checking (including money market) account balances decreased $5,062,000 or 4.31% from $117,396,000 at December 31, 2014 to $112,334,000 at December 31, 2015.   Total savings account balances increased $16,031,000 or 26.52% from $60,460,000 at December 31, 2014 to $76,491,000 at December 31, 2015.

Time deposits decreased $24,104,000 or 12.30% from $195,933,000 at December 31, 2014 to $171,829,000 at December 31, 2015. This is comprised of decrease in certificates of deposit of $100,000 and more of $8,024,000 or 10.74% from $74,743,000 at December 31, 2014 to $66,719,000 at December 31, 2015, a decrease in certificates of deposit of less than $100,000 of $7,556,000 or 7.45% from $101,419,000 at December 31, 2014 to $93,863,000 at December 31, 2015 and decrease in CDARs deposits of $8,524,000 or 43.11% from $19,771,000 at December 31, 2014 to $11,247,000 at December 31, 2015  The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2015	2014

Less than 3 months	$5,238	$32,378
3 to 6 months	12,478	6,915
6 to 12 months	8,008	7,439
1 year to 5 years	27,901	33,080

Total	$53,625	$79,812

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings, continued

Non-deposit borrowings include repurchase agreements, federal funds purchased, and Federal Home Loan Bank (FHLB) borrowings, (both short term and long term). Non-deposit borrowings are an important source of funding for the Bank.  These sources assist in managing short and long term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in 4the loan portfolio. The Company borrowed $40,000,000 during 2015, with maturities ranging from 5 to 10 years, to replace maturities and lock in lower rates.  The Company borrowed $10,000,000 in 2014 and there were no new long term borrowings in 2013. Repayment of amortizing and fixed maturity loans through FHLB totaled $1,714,000 for the year.  These loans carry an average rate of 1.86% at December 31, 2015.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2015
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreements to repurchase	$3,995	$-	$-	$-	$3,995
FHLB Short term advances	20,000	-	-	-	20,000
Federal Funds Purchased	959	-	-	-	959
FHLB long term advances	3,929	12,857	20,357	11,018	48,161
Subordinated Debt	-	-	-	-	-
Total	$28,883	$12,857	$20,357	$11,018	$73,115

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total stockholders' equity increased $5,152,000 or 6.62% in 2015.  Net income totaled $8,417,009, noncontrolling interest net income totaled $164,575, other sales of common stock totaled $146,418, changes in other comprehensive income decreased $353,484, and capital was reduced by dividends ($2.915 million), repurchases of common stock of $289,119 and minority interest distributions of $18,260.  As of December 31, 2015, book value per common share was $22.38 compared to $20.77 as of December 31, 2014. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Simply stated, the riskier an entity's investments, the more capital it is required to maintain.  The Bank, as well as the Company, is required to maintain these minimum capital levels.  In March 2015 the Company implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At December 31, 2015, the Company had Common Equity Tier I capital of 12.46%, Tier I capital of 14.13% of risk weighted assets and combined Tier I and II capital of 15.38% of risk weighted assets.  Regulatory minimums at this date were 6% and 10%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Company to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 5% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition.  At December 31, 2015, the Company reported a leverage ratio of 12.18%.  The Bank's leverage ratio was also substantially above the minimum.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. Fortunately the Company’s net interest margin increased .13% in 2015 following an increase of .28% in 2014.  This increase can be attributed to the growth in the Dealer finance division and continued reduction in cost of funds, in addition to the matching of maturities of interest bearing liabilities to interest earning assets.  In December 2015, the Federal Open Market Committee elected to raise the short term rates target .25% to .25 to .50% due to expanding economic activity.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $17,022,000 for 2015.  The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources.  Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity.  The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten year period and uses the money to make fixed rate loans.  The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2015.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 15.59% of total earning assets, compared to 13.98% in 2014. Approximately 41.20% of rate sensitive assets and 36.48% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $10,446,000 during the year, while total earning assets increased $54,741,000. The increase is attributed to growth in Loans Held for Investment of $25,811,000 as well as Loans Held for Sale of $44,424,000.  Growth in the loan held for investment portfolio was concentrated in real estate secured loans, commercial and the Dealer Finance division. Short term liabilities increased $10,596,000, while total interest bearing liabilities increased $29,459,000. The increase in short term liabilities is due to an increase in short term debt of $20,000,000 to fund Loans Held for Sale.  Due to the relatively flat yield curve, management has kept deposit rates low.  These actions and the increase in total earning assets have resulted in a slightly lower one year cumulative gap than prior year.

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2015, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$122,425	$65,307	$327,026	$26,550	$-	$541,308
Loans held for sale	57,806	-	-	-	-	57,806
Federal funds sold	-	-	-	-	-	-
Investment securities	125	4,075	8,020	817	135	13,172
Credit Cards	2,745	-	-	-	-	2,745
Interest bearing bank deposits	1,596	-	-	-	-	1,596

Total	184,697	69,382	335,046	27,367	135	616,627

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	29,783	62,379	16,298	-	108,460
Savings deposits	-	18,076	54,230	18,077	-	90,383
Certificates of deposit $100,000 and over	5,239	20,486	27,900	-	-	53,625
Other certificates of deposit	14,683	40,827	51,905	-	-	107,415

Total Deposits	19,922	109,172	196,414	34,375	-	359,883
Short-term debt	24,954	-	-	-	-	24,954
Long-term debt	982	2,947	33,214	11,018	-	48,161
Total	45,858	112,119	229,628	45,393	-	432,998
Discrete Gap	138,839	(42,737)	105,418	(18,026)	135	183,629
Cumulative Gap	138,839	96,102	201,520	183,494	183,629
As a % of Earning Assets	22.52%	15.59%	32.68%	29.76%	29.78%

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

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2015 and 2014:

	2015
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$7,518	$7,451	$7,373	$7,011	$29,353
Interest Expense	771	722	698	685	2,876

Net Interest Income	6,747	6,729	6,675	6,326	26,477
Provision for Loan Losses	-	-	-	300	300

Net Interest Income after Provision, For Loan Losses	6,747	6,729	6,675	6,026	26,177

Non-Interest Income	813	797	783	719	112
Non-Interest Expense	4,614	4,494	4,496	4,382	17,986

Income before taxes	2,946	3,032	2,962	2,363	11,303
Income Tax Expense	766	842	786	492	2,886

Net Income	$2,180	$2,190	$2,176	$1,871	$8,417

Net Income Per Average Common Share	$.62	$.63	$.62	$.53	$2.40

	2014
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$6,934	$6,873	$6,674	$6,291	$26,772
Interest Expense	871	908	919	950	3,648

Net Interest Income	6,063	5,965	5,755	5,341	23,124
Provision for Loan Losses	-	750	750	750	2,250

Net Interest Income after Provision, For Loan Losses	6,063	5,215	5,005	4,591	20,874

Non-Interest Income	780	789	738	570	2,877
Non-Interest Expense	4,194	3,923	3,801	3,738	15,656

Income before taxes	2,649	2,081	1,942	1,423	8,095
Income Tax Expense	1,057	520	446	270	2,293

Net Income	$1,592	$1,561	$1,496	$1,153	$5,802

Net Income Per Average Common Share	$.43	$.48	$.45	$.46	$1.82

Item 8.  Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2015 and 2014

	2015	2014
Assets
Cash and due from banks (notes 3 and 15)	$6,923,065	$6,241,016
Money market funds	1,596,382	910,527
Federal funds sold	-	16,051,000
Cash and cash equivalents	8,519,447	23,202,543

Securities:
Held to maturity - fair value of $125,043 and $125,150 in 2015 and 2014, respectively (note 4)	125,043	125,150
Available for sale (note 4)	13,046,945	13,215,112
Other investments (note 4)	12,157,115	8,964,640
Loans held for sale	57,805,529	13,381,941
Loans held for investment (notes 5)	544,053,477	518,201,574
Less: allowance for loan losses (note 6)	(8,781,453)	(8,724,731)
Net loans held for investment	535,272,024	509,476,843

Other real estate owned (note 9)	2,127,685	3,507,153
Bank premises and equipment, net (note 8)	7,542,078	6,458,254
Interest receivable	1,708,617	1,674,846
Goodwill (note 23)	2,669,517	2,669,517
Bank owned life insurance (note 24)	13,046,111	12,581,210
Other assets	11,336,735	10,050,893
Total Assets	$665,356,846	$605,308,102

Liabilities
Deposits: (note 10)
Noninterest bearing	$134,786,875	$112,197,722
Interest bearing:
Demand	81,491,760	93,693,468
Money market accounts	26,967,837	25,900,061
Savings	90,383,486	64,249,199
Time deposits over $100,000	53,624,554	79,812,757
All other time deposits	107,415,244	115,651,329
Total deposits	494,669,756	491,504,536

Short-term debt (note 11)	24,954,051	14,358,492
Accrued liabilities	14,621,913	11,771,671
Federal Home Loan Bank debt (note 12)	48,160,714	9,875,000
Total Liabilities	582,406,434	527,509,699

Commitments and contingencies (notes 4 and 16)

Stockholders’ Equity (Note 22)
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding for 2015	9,425,123	9,425,123
Common stock $5 par value, 6,000,000 shares authorized, 3,285,404 and 3,291,766
shares issued and outstanding at December 31, 2015 and 2014, respectively	16,427,020	16,458,830
Additional paid in capital – common stock	11,149,104	11,259,995
Retained earnings (note 19)	48,056,300	42,554,421
Noncontrolling interest	572,680	426,365
Accumulated other comprehensive loss	(2,679,815)	(2,326,331)
Total Stockholders' Equity	82,950,412	77,798,403
Total Liabilities and Stockholders' Equity	$665,356,846	$605,308,102

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income
For the years ended 2015, 2014 and 2013

	2015	2014	2013
Interest and Dividend Income
Interest and fees on loans held for investment	$27,930,151	$26,210,609	$25,070,039
Interest from loans held for sale	1,099,419	312,364	647,622
Interest from deposits and federal funds sold	20,990	44,435	54,679
Interest from debt securities	302,117	204,649	193,244
Total interest and dividend Income	29,352,677	26,772,057	25,965,584

Interest Expense
Interest from demand deposits	539,469	663,618	791,245
Interest from savings deposits	212,186	121,808	119,020
Interest from time deposits over $100,000	485,285	589,673	781,950
Interest from all other time deposits	916,219	1,114,470	1,549,273

Total interest on deposits	2,153,159	2,489,569	3,241,488
Interest from short-term debt	69,179	9,437	23,956
Interest from long-term debt	653,271	1,148,716	1,507,299
Total interest expense	2,875,609	3,647,722	4,772,743

Net Interest Income	26,477,068	23,124,335	21,192,841

Provision for Loan and Lease losses (note 6)	300,000	2,250,000	3,775,000

Net Interest Income After Provision for Loan Losses	26,177,068	20,874,335	17,417,841

Noninterest Income
Service charges on deposit accounts	963,459	1,033,959	1,117,910
Insurance and other commissions	1,058,281	635,543	868,464
Other operating income	1,401,162	1,393,897	1,537,397
Income from bank owned life insurance	473,098	466,936	508,658
Low income housing partnership losses	(619,534)	(608,360)	(855,527)
Total noninterest income	3,276,466	2,921,975	3,176,902

Noninterest Expenses
Salaries	7,816,214	6,898,400	6,524,515
Employee benefits (note 14)	2,239,258	1,911,250	2,146,871
Occupancy expense	678,799	621,855	606,935
Equipment expense	651,113	589,919	547,948
FDIC insurance assessment	587,000	690,000	704,103
Other real estate owned expenses	566,147	407,219	214,832
Other operating expenses	5,447,347	4,537,269	3,974,791
Total noninterest expenses	17,985,878	15,655,912	14,719,995

Income before income taxes	11,467,656	8,140,398	5,874,748

Income Tax Expense (note 13)	2,886,072	2,293,136	1,051,770

Consolidated Net Income – F & M Bank Corp.	8,581,584	5,847,262	4,822,978

Net Income attributed to Noncontrolling interest	(164,575)	(45,653)	(107,185)
Net Income-F & M Bank Corp.	$8,417,009	$5,801,609	$4,715,793

Dividends paid/accumulated on preferred stock	510,000	127,500	-
Net income available to common stockholders	$7,907,009	$5,674,109	$4,715,793

Per Common Share Data
Net income - basic	2.40	1.82	1.88
Net income - diluted	2.25	1.80	1.88
Cash dividends on common stock	.73	.68	.68
Weighted average common shares outstanding – basic	3,290,812	3,119,333	2,504,015
Weighted average common shares outstanding – diluted	3,735,212	3,229,942	2,504,015

See accompanying Notes to the Consolidated Financial Statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
For the years ended 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Net Income:
Net income – F & M Bank Corp	$8,417,009	$5,801,609	$4,715,793
Net income attributable to noncontrolling interest	164,575	45,653	107,185
Total net income	8,581,584	5,847,262	4,822,978

Other comprehensive income (loss):
Pension plan adjustment	(537,005)	(2,145,868)	2,314,274
Tax effect	182,582	729,595	(786,853)
Pension plan adjustment, net of tax	(354,423)	(1,416,273)	1,527,421

Unrealized holding gains (losses)
on available-for-sale securities	1,423	22,386	(75,127)
Tax effect	(484)	(7,611)	25,543
Unrealized holding gain (losses), net of tax	939	14,775	(49,584)
Other comprehensive income	(353,484)	(1,401,498)	1,477,837
Total comprehensive income	$8,228,100	$4,445,764	$6,300,815

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2015, 2014 and 2013

						Accumulated
						Other
						Comprehensive
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Income
	Stock	Stock	Capital	Earnings	Interest	(Loss)	Total

Balance December 31, 2012	$-	$12,497,720	$2,951,967	$35,974,812	$362,131	$(2,402,670)	$49,383,960

Net income consolidated				4,715,793	107,185		4,822,978
Other comprehensive income (loss)						1,477,837	1,477,837

Minority Interest Contributed Capital (Distributions)					(51,088)		(51,088)
Dividends on common stock				(1,705,881)			(1,705,881)
Common stock issued (12,141 shares)		60,955	152,474	-	-	-	213,429

Balance December 31, 2013	$-	$12,558,675	$3,104,441	$38,984,724	$418,228	$(924,833)	$54,141,235

Net income consolidated				5,801,609	45,653		5,847,262
Other comprehensive income (loss)						(1,401,498)	(1,401,498)

Minority Interest Contributed Capital (Distributions)					(37,516)		(37,516)
Dividends on preferred stock				(127,500)			(127,500)
Dividends on common stock				(2,104,412)			(2,104,412)
Preferred stock issued (400,000 shares)	9,425,123						9,425,123
Common Stock issued (780,031 shares)	-	3,900,155	8,155,554	-	-	-	12,055,709

Balance December 31, 2014	$9,425,123	$16,458,830	$11,259,995	$42,554,421	$426,365	$(2,326,331)	$77,798,403
Net income consolidated				8,417,009	164,575		8,581,584
Other comprehensive income (loss)						(353,484)	(353,484)

Minority Interest Distribution					(18,260)		(18,260)
Dividends on preferred stock				(510,000)			(510,000)
Dividends on common stock				(2,405,130)			(2,405,130)
Common stock repurchased (13,277 shares)		(66,390)	(222,729)				(289,119)
Common Stock issued (6,916 shares)		34,580	111,838	-	-	-	146,418

Balance December 31, 2015	$9,425,123	$16,427,020	$11,149,104	$48,056,300	$572,680	$(2,679,815)	$82,950,412

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$8,417,009	$5,801,609	$4,715,793
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	709,237	612,116	581,625
Amortization of securities	147,407	76,057	45,416
Sale of loans held for sale originated	75,364,878	56,210,640	79,778,381
Loans held for sale originated	(77,151,936)	(56,044,669)	(71,169,362)
Provision for loan losses	300,000	2,250,000	3,775,000
Benefit (expense) for deferred taxes	340,941	(515,538)	(568,858)
(Increase) decrease in interest receivable	(33,771)	(176,734)	204,735
Increase in other assets	(457,010)	(1,473,634)	(967,516)
Increase in accrued expenses	1,480,074	1,159,913	1,731,973
Amortization of limited partnership investments	627,326	608,360	581,737
Loss on sale and valuation adjustments of other real estate owned	488,583	318,714	97,155
Income from life insurance investment	(473,098)	(466,936)	(508,658)
Net Cash Provided by Operating Activities	9,759,640	8,359,898	18,297,421

Cash Flows from Investing Activities
Decrease in interest bearing bank deposits	-	-	248,000
Proceeds from maturities of securities available for sale	8,242,751	27,495,319	10,712,508
Proceeds from maturities of securities held to maturity	-	106,000
Purchases of securities available for sale	(12,040,262)	(11,957,235)	(31,093,384)
Purchases of securities held to maturity	-	(125,250)
Net increase in loans held for investment	(25,892,052)	(43,642,033)	(17,149,156)
Net (increase) decrease in loans held for sale participations	(42,636,530)	(9,743,487)	64,793,073
Net purchase of property and equipment	(1,793,061)	(545,313)	(661,621)
Proceeds from sale of other real estate owned	687,756	986,373	928,897
Net Cash Provided by (Used in) Investing Activities	(73,431,398)	(37,425,626)	27,778,317

Cash Flows from Financing Activities
Net change in demand and savings deposits	37,589,508	27,894,981	15,867,944
Net change in time deposits	(34,424,288)	(539,689)	(5,514,239)
Net change in short-term debt	10,595,559	10,935,414	(31,174,274)
Dividends paid in cash	(2,915,130)	(2,231,912)	(1,705,881)
Proceeds from long-term debt	40,000,000	10,000,000	-
Proceeds from issuance of preferred stock	-	6,831,123	-
Proceeds from issuance of common stock	146,418	12,055,709	213,429
Repurchase of common stock	(289,119)
Repayments of long-term debt	(1,714,286)	(19,222,000)	(26,214,286)
Net Cash Provided by (Used in) Financing Activities	48,988,662	45,723,626	(48,527,307)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,683,096)	16,657,898	(2,451,569)

Cash and Cash Equivalents, Beginning of Year	23,202,543	6,544,645	8,996,214
Cash and Cash Equivalents, End of Year	$8,519,447	$23,202,543	$6,544,645

Supplemental Disclosure:
Cash paid for:
Interest expense	$2,854,119	$3,703,190	$6,500,592
Income taxes	1,500,000	1,607,000	800,000
Transfers from loans to other real estate owned	125,000	2,914,958	1,337,890
Loans originated for the sale of other real estate owned	(328,129)	(780,097)	(569,245)
Conversion of subordinated debt to preferred stock	-	2,594,000

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1                  NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services.  As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia, and the adjacent county of Hardy, West Virginia.  Services are provided at eleven branch offices, a Dealer Finance Division and a loan production office.  The Company offers insurance, mortgage lending and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, and VBS Mortgage, LLC.

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
Accounting for Historic Rehabilitation and Low Income Housing Partnerships

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes these benefits and the cost of the investments over the life of the partnership (usually 15 years).  In addition, state and federal historic rehabilitation credits are generated from some of the partnerships.  Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.  The effective yield method is used to record the income statement effects of these investments.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

VBS Mortgage originates conforming mortgage loans for sale in the secondary market.  The bank (VBS) gives the customer a rate commitment at the time the rate is locked.  The bank then immediately gets a rate lock-in from the investor that will be buying the loan upon closing.  Both the rate lock and the purchase commitments (which is a blanket agreement) are best effort agreements, subject to final approval and underwriting.  Because either party can walk away from these agreements prior to closing, neither the rate lock commitment nor the purchase commitment is considered a derivative contract.  The bank provides a warehouse line for the Mortgage subsidiary after closing, until the loan is purchased by the investor.  The average time on the line is two or three weeks. Although VBS does have a line, loans are actually assigned to the bank at closing and then reassigned prior to purchase from investor.  There were $3.6 million of these mortgage loans held for resale at the end of the year.  All of these loans are under contract to deliver to an investor as a specified price.  Because of this and the short holding period, these loans are carried at par and a gain is recorded at transfer to the investor.  The effect of not marking these loans to market is not material to the current year financial statements.

Gateway Savings Bank (“Gateway”) loans are originated by a network of mortgage loan originators throughout the United States.  A takeout commitment is in place at the time the loans are purchased.  The Gateway arrangement has been used since 2003 as a higher yielding alternative to federal funds sold or investment securities.  These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser.  Gateway Savings Bank discontinued the loan participation program in December of 2014 and the Company became a participant with Northpointe Bank which obtained the Gateway Savings Bank program and incorporated it into their existing program.  The Northpointe Bank program and procedures are the same as described above for Gateway.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan and Lease Losses, continued

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

Other Real Estate Owned (OREO)

As of December 31, 2015, the Bank had $2.1 million classified as OREO on the balance sheet, compared to $3.5 million as of December 31, 2014. The table in Note 9 reflects the OREO activity in 2015.  The Company’s policy is to carry OREO on its balance sheet at the lower of cost or market.  Values are reviewed periodically and additional losses are recognized if warranted based on market conditions.

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

Goodwill

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combination” and ASC 350 “Intangibles”, respectively.

Goodwill totaled $2,669,517 at December 31, 2015 and 2014. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2015, 2014 or 2013.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full time employees hired prior to April 1, 2012.  The benefits are primarily based on years of service and earnings.  The Company complies with ASC 325-960 “Defined Benefit Pension Plans” which requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2015, 2014, and 2013 were $401,138, $317,780, and $278,555, respectively.

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
December 31, 2015 and 2014

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per common share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the year ended
	December 31, 2015	December 31, 2014
Earnings Available to Common Stockholders:
Net Income	$8,581,584	$5,847,262
Minority interest	$164,575	$45,653
Preferred Stock Dividends	510,000	127,500
Net Income Available to Common Stockholders	$7,907,009	$5,674,109

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Year ended
	12/31/2015			12/31/2014
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$7,907,009	3,735,212	$2.40	$5,674,109	3,229,942	$1.82
Effect of Dilutive Securities:
Convertible Preferred Stock	510,000	444,400	(0.15)	127,500	110,631	(0.02)
Diluted EPS	$8,417,009	3,290,812	$2.25	$5,801,609	3,119,311	$1.80

There were no dilutive securities for the years ended December 31, 2013.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements. The Company does not expect these amendments to have a material effect on its financial statements.

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

In April 2015, the FASB issued guidance which provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements. The Company does not expect these amendments to have a material effect on its financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date.  The Company does not expect these amendments to have a material effect on its financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively.  The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments.  The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet.  The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months.  Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases.  Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors.  The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018.  Early adoption is permitted for all companies and organizations.  Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 3                  CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits.  The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2015 and 2014.

NOTE 4                  INVESTMENT SECURITIES:

The amortized cost and fair value of securities held to maturity are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U. S. Treasuries	$125,043	$-	$-	$125,043
December 31, 2014
U. S. Treasuries	$125,150	$-	$-	$125,150

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U. S. Treasuries	$4,015,440	$5,840	$-	$4,021,280
Government sponsored enterprises	8,080,540	3,780	10,600	8,073,720
Mortgage-backed obligations of federal agencies	810,802	6,143	-	816,945
Marketable equities	135,000	-	-	135,000
Total Securities Available for Sale	$13,041,782	$15,763	$10,600	$13,046,945

December 31, 2014
U. S. Treasuries	$4,025,740	$-	$6,100	$4,019,640
Government sponsored enterprises	8,039,540	8,940	9,880	8,038,600
Mortgage-backed obligations of federal agencies	1,011,092	10,780	-	1,021,872
Marketable equities	135,000	-	-	135,000
Total Securities Available for Sale	$13,211,372	$19,720	$15,980	$13,215,112

The amortized cost and fair value of securities at December 31, 2015, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125,043	$125,043	$4,015,440	$4,021,280
Due after one year through five years	-	-	8,080,540	8,073,720
Due after five years	-	-	945,802	951,945
Total	$125,043	$125,043	$13,041,782	$13,046,945

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

There were no sales of debt or equity securities during 2015, 2014 or 2013.

The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $12,912,000 at December 31, 2015 and $13,080,000 at December 31, 2014.

Other investments consist of investments in nineteen low-income housing and historic equity partnerships (carrying basis of $7,213,000), stock in the Federal Home Loan Bank (carrying basis of $3,441,000), and various other investments (carrying basis of $1,503,000).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The market values of these securities are estimated to approximate their carrying value as of December 31, 2015.   At December 31, 2015, the Company was committed to invest an additional $4,358,041 in eight low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of these losses (in thousands) is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
U. S. Treasuries	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	6,056	(11)	-	-	6,056	(11)
Mortgage-backed obligations	-	-	-	-	-	-
Total	$6,056	$(11)	$-	$-	$6,056	$(11)

2014
U. S. Treasuries	$4,020	$(6)	$-	$-	$4,020	$(6)
Government sponsored enterprises	2,004	(2)	1,991	(8)	3,995	(10)
Mortgage-backed obligations	-	-	-	-	-	-
Total	$6,024	$(8)	$1,991	$(8)	$8,015	$(16)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 4                  INVESTMENT SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company did not recognize any other-than-temporary impairment losses in 2015, 2014 or 2013.

NOTE 5                  LOANS:

Loans held for investment as of December 31:
	2015	2014
Construction/Land Development	$69,759,401	$67,180,467
Farmland	13,377,740	12,507,446
Real Estate	166,586,877	162,248,606
Multi-Family	7,558,460	11,775,205
Commercial Real Estate	128,031,686	122,305,417
Home Equity – closed end	9,135,433	9,393,805
Home Equity – open end	56,599,337	52,181,679
Commercial & Industrial – Non-Real Estate	27,954,171	28,160,584
Consumer	8,219,391	9,109,994
Dealer Finance	54,085,791	40,633,086
Credit Cards	2,745,190	2,745,190
Total	$544,053,477	$518,201,574

The Company has pledged loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $182,312,000 and $183,483,000 as of December 31, 2015 and 2014, respectively.  The Company maintains a blanket lien on its entire residential real estate portfolio and also began pledges commercial and home equity loans.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 5                  LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands):
		Unpaid		Average	Interest
December 31, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,361	$1,499	$-	$3,622	$73
Farmland	-	-	-	-	-
Real Estate	1,097	1,097	-	734	58
Multi-Family	-	-	-	-	-
Commercial Real Estate	307	307	-	874	17
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,159	1,159	-	1,513	82
Commercial & Industrial – Non-Real Estate	181	181	-	186	10
Consumer	18	18	-	7	-
Credit Cards	-	-	-	-	-
Dealer Finance	4	4	-	1	4
	4,127	4,265	-	6,937	244

Impaired loans with a valuation allowance
Construction/Land Development	11,534	11,534	2,373	12,884	299
Farmland	-	-	-	-	-
Real Estate	324	324	238	699	46
Multi-Family	-	-	-	-	-
Commercial Real Estate	890	890	18	900	15
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,414	1,414	269	613	75
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	68	68	17	38	5
	14,230	14,230	2,915	15,134	440

Total impaired loans	$18,357	$18,495	$2,915	$22,071	$684

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

Loans held for sale consists of loans originated by VBS Mortgage and the Bank’s commitment to purchase residential mortgage loan participations from Gateway Bank and Northpointe Bank.  The volume of loans purchased fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.  Loans held for sale as of December 31, 2015 and 2014 were $57,805,529 and $13,381,941, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 6                  ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2015 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$156	$85	$(225)	$4,442	$2,373	$2,069
Farmland	-	-	-	95	95	-	95
Real Estate	623	25	37	171	806	238	568
Multi-Family	-	-	-	71	71	-	71
Commercial Real Estate	126	-	65	254	445	18	427
Home Equity – closed end	188	26	6	6	174	-	174
Home Equity – open end	154	51	-	531	634	269	365
Commercial & Industrial – Non-Real Estate	1,211	-	62	(218)	1,055	-	1,055
Consumer	214	32	32	(106)	108	-	108
Dealer Finance	1,336	251	24	(273)	836	17	819
Credit Cards	135	60	46	(6)	115	-	115
Total	$8,725	$601	$357	$300	$8,781	$2,915	$5,866

A summary of changes in the allowance for loan losses is shown in the following schedule:

December 31, 2014 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,007	$1,611	$223	$2,119	$4,738	$1,469	$3,269
Farmland	(2)	-	-	2	-	-	-
Real Estate	400	208	-	431	623	101	522
Multi-Family	-	-	-	-	-	-	-
Commercial Real Estate	777	-	108	(759)	126	47	79
Home Equity – closed end	157	-	-	31	188	-	188
Home Equity – open end	476	80	-	(242)	154	-	154
Commercial & Industrial – Non-Real Estate	1,464	385	356	(224)	1,211	-	1,211
Consumer	156	33	33	58	214	-	214
Dealer Finance	628	107	6	809	1,336	-	1,336
Credit Cards	121	46	35	25	135	-	135
Total	$8,184	$2,470	$761	$2,250	$8,725	$1,617	$7,108

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 6                  ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Recorded Investment in Loan Receivables (in thousands):
December 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$69,759	$12,895	$56,864
Farmland	13,378	-	13,378
Real Estate	166,587	1,421	165,167
Multi-Family	7,559	-	7,559
Commercial Real Estate	128,032	1,197	126,835
Home Equity – closed end	9,135	-	9,135
Home Equity –open end	56,599	2,573	54,026
Commercial & Industrial – Non-Real Estate	27,954	181	27,773
Consumer	8,219	18	8,201
Dealer Finance	54,086	72	54,013
Credit Cards	2,745	-	2,745
	$544,053	$18,357	$525,696
Total

December 31, 2014	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$67,181	$17,958	$49,223
Farmland	12,507	-	12,507
Real Estate	162,249	1,067	161,182
Multi-Family	11,775	-	11,775
Commercial Real Estate	122,305	2,097	120,208
Home Equity – closed end	9,394	-	9,394
Home Equity –open end	52,182	1,649	50,533
Commercial & Industrial – Non-Real Estate	28,161	191	27,970
Consumer	9,110	-	9,110
Dealer Finance	40,633		40,633
Credit Cards	2,705	-	2,705
	$518,202	$22,962	$495,240
Total

Aging of Past Due Loans Receivable (in thousands)

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2015
Construction/Land Development	$104	$-	$-	$4,688	$4,792	$64,967	$69,759
Farmland	-	-	-	-	-	13,378	13,378
Real Estate	2,684	1,332	272	1,010	5,298	161,289	166,587
Multi-Family	-	-	-	-	-	7,559	7,559
Commercial Real Estate	340	241	-	-	581	127,451	128,032
Home Equity – closed end	41	7	-	-	48	9,087	9,135
Home Equity – open end	918	46	107	40	1,111	55,488	56,599
Commercial & Industrial – Non- Real Estate	114	3	25	109	251	27,703	27,954
Consumer	120	10	-	-	130	8,089	8,219
Dealer Finance	905	183	152	108	1,348	52,738	54,086
Credit Cards	10	13	15	-	38	2,707	2,745
Total	$5,236	$1,835	$571	$5,955	$13,597	$530,456	$544,053

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF DECEMBER 31, 2015
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$485	$8,410	$31,783	$14,260	$3,216	$11,605	$-	$69,759
Farmland	66	-	2,615	3,768	4,952	1,977	-	-	13,378
Real Estate	-	955	54,400	76,545	23,695	8,334	2,658	-	166,587
Multi-Family	-	391	3,925	3,046	197	-	-	-	7,559
Commercial Real Estate	-	2,087	25,889	74,337	20,271	4,149	1,299	-	128,032
Home Equity – closed end	-	-	3,549	3,792	1,661	114	19	-	9,135
Home Equity – open end	-	1,657	15,043	31,455	4,827	398	3,219	-	56,599
Commercial & Industrial (Non-Real Estate)	896	646	6,423	17,053	2,281	517	138	-	27,954
Total	$962	$6,221	$120,254	$241,779	$72,144	$18,705	$18,938	$-	$479,003

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,730	$62,046
Non performing	15	259
Total	$2,745	$62,305

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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
December 31, 2015 and 2014

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

During the twelve months ended December 31, 2015, the Bank modified 16 loans that were considered to be troubled debt restructurings.   These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2015
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Commercial	1	$974	$974
Real Estate	5	1,408	1,408
Home Equity	4	1,414	1,414
Consumer	6	73	73
Total	16	$3,869	$3,869

As of December 31, 2015, there were no loans restructured in the previous twelve months, in default.  A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

	December 31, 2014
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	2	$179	$179
Consumer	1	22	22

	3	$201	$201

As of December 31, 2014, there was one loan restructured in the previous twelve months, in default.  This was a real estate loan totaling $97,000.  A restructured loan is considered in default when it becomes 90 days past due.

NOTE 8	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows:

	2015	2014

Land	$1,868,709	$1,418,003
Buildings and improvements	7,209,427	6,793,644
Furniture and equipment	7,397,173	6,479,815
	16,475,309	14,691,462
Less - accumulated depreciation	(8,933,231)	(8,233,208)
Net	$7,542,078	$6,458,254
Provisions for depreciation of $709,237 in 2015, $612,116 in 2014, and $581,625 in 2013 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 9                  OTHER REAL ESTATE OWNED

The tables below reflect OREO activity for 2015 and 2014:
Other Real Estate Owned
	2015	2014
Balance as of January 1	$3,507,153	$2,628,418
Property acquired at foreclosure	125,000	2,914,958
Capital improvements on foreclosed property	98,929	48,961
Sale of other real estate owned financed by Bank	(328,129)	(780,097)
Sales of foreclosed properties	(737,663)	(1,029,452)
Write down of OREO	(537,605)	(275,635)
Balance as of December 31	$2,127,685	$3,507,153

NOTE 10                  DEPOSITS:

The composition of deposits at December 31, 2015 and 2014 was as follows:
	December 31,
	2015	2014

Noninterest bearing demand deposits	$134,786,875	$112,197,722

Savings and interest bearing demand deposits:
Interest checking accounts	108,459,597	119,593,529
Savings accounts	90,383,486	64,249,199

Time Deposits:
Balances of less than $100,000	107,415,244	115,651,329
Balances of $100,000 and more	53,624,554	79,812,757

Total Deposits	$494,669,756	$491,504,536

The Company’s deposits over $250,000 were not readily available from their data processing system.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

2016	$68,800,143
2017	38,529,664
2018	27,310,066
2019	12,595,076
2020 and after	13,804,849
Total	$161,039,798

F& M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 11                SHORT-TERM DEBT:

Short-term debt, all maturing within 12 months, information is summarized as follows:

	Maximum			Weighted
	Outstanding	Outstanding	Average	Average	Year End
	at any	at	Balance	Interest	Interest
	Month End	Year End	Outstanding	Rate	Rate

2015
Federal funds purchased	$8,843,000	$959,217	$833,907	.02%	.78%
FHLB short term	45,000 ,000	20,000,000	26,739,726	.16%	.19%
Securities sold under agreements to repurchase	4,697,341	3,994,834	4,443,753	.04%	.25%
Totals		$24,954,051	$32,017,386	.21%	.22%
2014
Federal funds purchased	$491,000	$-	$7,704	.001%	.61%
FHLB short term	10,000 ,000	10,000,000	27,397	.001%	.17%
Securities sold under agreements to repurchase	5,066,238	4,358,492	3,837,612	.23%	.24%
Totals		$14,358,492	$3,872,713	.23%	.23%

Repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB daily rate credit, which is secured by the loan portfolio, is a variable rate loan that acts as a line of credit to meet financing needs.

As of December 31, 2015, the Company had unsecured lines of credit with correspondent banks totaling $26,000,000, which may be used in the management of short-term liquidity.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 12                LONG-TERM DEBT:

The Company borrowed $40,000,000 from the Federal Home Loan Bank of Atlanta (FHLB) in 2015 to fund loan growth and extend maturities of long term debt at lower rates.  They borrowed $10,000,000 in 2014 and there were no new borrowings from FHLB in 2013. The interest rates on the notes payable are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.86% and 2.33% at December 31, 2015 and 2014, respectively.  The balance of these obligations at December 31, 2015 and December 31, 2014 were $48,161,000 and $9,875,000, respectively. The long-term debt is secured by qualifying mortgage loans owned by the Company.

The maturities of long-term Federal Home Loan Bank borrowings as of December 31, 2015 are as follows:

2016	$3,929,000
2017	3,929,000
2018	8,929,000
2019	6,429,000
2020	13,929,000
Thereafter	11,016,000
Total	$48,161,000

NOTE 13                INCOME TAX EXPENSE:

The components of the income tax expense are as follows:

	2015	2014	2013
Current expense
Federal	$3,227,013	$1,777,598	$482,912
Deferred (benefit) expense
Federal	(340,941)	505,684	636,452
State	-	9,854	(67,594)
Total Deferred (benefit) expense	(340,941)	515,538	568,858
Total Income Tax Expense	$2,886,072	$2,293,136	$1,051,770

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 13                INCOME TAX EXPENSE (CONTINUED):

The components of the deferred taxes as of December 31 are as follows:

Deferred Tax Assets:	2015	2014
Allowance for loan losses	$2,564,214	$2,201,291
Split Dollar Life Insurance	4,440	4,440
Nonqualified deferred compensation	702,440	594,132
Low income housing partnerships losses	210,107	308,539
Core deposit amortization	176,605	72,188
Other real estate owned	269,610	3,746
Pension plan	1,382,268	1,199,686
Total Assets	$5,309,684	$4,384,022

Deferred Tax Liabilities:	2015	2014
Unearned low income housing credits	$418,416	$523,769
Depreciation	359,406	320,743
Pension	1,988,736	1,864,964
Goodwill tax amortization	901,340	853,880
Securities available for sale	1,757	1,272
Total Liabilities	3,669,655	3,564,628
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$1,640,029	$819,394

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2015	2014	2013
Tax expense at federal statutory rates	$3,843,048	$2,959,056	$2,251,851
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	8,087	8,659	9,229
Partially tax-exempt income	(46,348)	(54,529)	(44,676)
Tax-exempt income	(222,672)	(190,192)	(197,482)
Prior year LIH credits	(132,028)	(21,787)	(61,768)
LIH and historic credits	(568,854)	(484,955)	(611,795)
Deferred Tax Asset Valuation Allowance - reversal	-	396,440	-
Other	4,840	(112,714)	(2,710)
Total Income Tax Expense	$2,886,072	$2,293,136	$1,051,770

Management evaluated the likelihood of recognizing the Company’s deferred tax asset.  Based on the evidence supporting this asset, it was decided to record a partial valuation allowance against the asset on the Company’s books in the amount of $582,778 for the years ended 2015 and 2014.  A deferred tax asset is created from the difference between book income using Generally Accepted Accounting Principles and taxable income.

The Corporation has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Corporation and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Corporation is no longer subject to federal or state income tax examinations by tax authorities for years before 2012.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 14                EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012.  The benefits are primarily based on years of service and earnings.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2015, 2014 and 2013:

	2015	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning	$10,777,415	$7,933,568	$8,931,940
Service cost	648,334	501,032	599,933
Interest cost	410,944	377,706	350,314
Actuarial gain (loss)	(137,048)	2,030,583	(1,300,094)
Benefits paid	(754,987)	(65,474)	(648,525)
Benefit obligation, ending	$10,944,658	$10,777,415	$7,933,568

Change in Plan Assets
Fair value of plan assets, beginning	$11,683,845	$9,687,226	$8,123,437
Actual return on plan assets	(640)	562,093	1,462,314
Employer contribution	750,000	1,500,000	750,000
Benefits paid	(754,987)	(65,474)	(648,525)
Fair value of plan assets, ending	11,678,218	11,683,845	9,687,226
Funded status at the end of the year	$733,560	$906,430	$1,753,658

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 14                EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2015	2014	2013

Amount recognized in the Balance Sheet
Accrued prepaid benefit cost	$4,799,051	$4,434,917	$3,136,277
Unfunded pension benefit obligation under ASC 325-960	(4,065,491)	(3,528,487)	(1,382,619)

Amount recognized in accumulated other
comprehensive income
Net Gain/(Loss)	$(4,137,855)	$(3,616,087)	$(1,485,455)
Prior service cost	72,364	87,600	102,836
Amount recognized	(4,065,491)	(3,528,487)	(1,382,619)
Deferred Taxes	1,382,267	1,199,686	470,090
Amount recognized in accumulated
comprehensive income	$(2,683,224)	$(2,328,801)	$(912,529)

(Accrued) Prepaid benefit detail
Benefit obligation	$(10,944,658)	$(10,777,415)	$(7,933,568)
Fair value of assets	11,678,218	11,683,845	9,687,226
Unrecognized net actuarial loss	4,137,855	3,616,087	1,485,455
Unrecognized prior service cost	(72,364)	(87,600)	(102,836)
Prepaid (accrued) benefits	$4,799,051	$4,434,917	$3,136,277

Components of net periodic benefit cost
Service cost	$648,334	$501,032	$599,933
Interest cost	410,944	377,706	350,314
Expected return on plan assets	(838,818)	(698,252)	(636,081)
Amortization of prior service cost	(15,236)	(15,236)	(15,236)
Recognized net actuarial (gain) loss	180,642	36,110	203,183
Net periodic benefit cost	$385,866	$201,360	$502,113

Additional disclosure information
Accumulated benefit obligation	$7,601,249	$7,543,340	$5,474,048
Vested benefit obligation	$7,539,365	$7,408,014	$5,388,808
Discount rate used for net pension cost	4.00%	5.00%	4.00%
Discount rate used for disclosure	4.25%	4.00%	5.00%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Average remaining service (years)	13	14	14

Funding Policy

The Company’s contributions for 2015, 2014 and 2013 were $750,000, $1,500,000, and $750,000, respectively.  Due to the current funding status of the plan, the Company will not make a contribution in 2016.  The net periodic pension cost of the plan for 2016 will be approximately $438,000.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 14                EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.  The pension plan’s allocations as of December 31, 2015 and 2014 were 60% equity and 40% fixed and 61% equity and 39% fixed, respectively.

Estimated Future Benefit Payments

2016	$582,606
2017	48,333
2018	1,249,321
2019	662,704
2020	543,814
2021-2025	4,568,645
$7,655,423

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Bank.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Bank.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $420,000 in 2015, $360,000 in 2014, and $360,000 in 2013 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 188,596 and 188,396 at December 31, 2015 and 2014, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 14                EMPLOYEE BENEFITS (CONTINUED):

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise.  The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $211,987, $190,057 and $183,468 in 2015, 2014 and 2013, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $110,000 in 2015, $100,000 in 2014 and $90,000 in 2013.

NOTE 15                CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks totaling $2,156,006 and $1,731,223 at December 31, 2015 and 2014, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include land development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Approximately 83% of the loan portfolio is secured by real estate.

NOTE 16                COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.  As of the balance sheet dates, the Company had the following commitments outstanding:

	2015	2014
Commitments to loan money	$135,138,834	$120,922,771
Standby letters of credit	1,344,191	2,077,870

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 16                COMMITMENTS (CONTINUED):

The Bank leases four of its branch offices and both of its loan production offices under long term lease arrangements which had initial terms of either three, five or ten years. Lease expense was $164,294, $120,728 and $121,025 for 2015, 2014 and 2013, respectively.  As of December 31, 2015, the required lease payments for the next five years are as follows:

2016	$160,882
2017	116,899
2018	73,226
2019	74,349
2020	75,500

NOTE 17	ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The Company issues to customers certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average.  In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts.  These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificate of deposit.  These contracts are accounted for as fair value hedges.  Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2015	2014

Notional amount	$189,629	$87,782
Fair market value of contracts	15,162	32,795

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 18                TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2015	2014

Total loans, beginning of year	$7,449,140	$7,786,058
New loans	5,226,432	5,249,565
Relationship change	(44,948)	-
Repayments	(5,450,520)	(5,586,483)
Total loans, end of year	$7,180,104	$7,449,140

Deposit of executive officers and directors and their affiliates were $4,529,503 and $3,430,336 on December 31, 2015 and 2014 respectively.  These deposits were made under the same terms available to other customers of the bank

NOTE 19                DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank.  The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2015, approximately $10,494,000 was available for dividend distribution without permission of the Board of Governors.  Dividends paid by the Bank to the Company totaled $2,500,000 in 2015, $1,300,000 in 2014 and $1,550,000 in 2013.

NOTE 20                DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

ASC 825 “Financial Instruments” (formerly SFAS 107) defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2 (except for impaired loans which are level 3); inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	2015		2014
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets (in thousands)
Loans	$555,762	$544,053	$551,338	$518,202
Financial Liabilities
Time deposits	162,524	161,040	196,826	195,464
Long-term debt	48,565	48,161	9,862	9,875

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
December 31, 2015 and 2014

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of December 31, 2015 and 2014 significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,315	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,128	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,223	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$3,507	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 21                FAIR VALUE MEASUREMENTS (CONTINUED):

Assets and Liabilities Recorded at Fair Value on a Recurring Basis (in thousands)

December 31, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,021	$-	$4,021	$-
Government sponsored enterprises	8,074	-	8,074	-
Mortgage-backed obligations of federal agencies	817	-	817	-
Marketable equities	135	-	135	-
Investment securities available for sale	13,047	-	13,047	-

Total assets at fair value	$13,047	$-	$13,047	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,020	$-	$4,020	$-
Government sponsored enterprises	8,038	-	8,038	-
Mortgage-backed obligations of federal agencies	1,022	-	1,022	-
Marketable equities	135	-	135	-
Investment securities available for sale	13,215	-	13,215	-

Total assets at fair value	$13,215	$-	$13,215	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$33	$-	$33	$-

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis (in thousands)

December 31, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,128	-	-	$2,128
		-	-
Construction/Land Development	9,161	-	-	9,161
Farmland	-	-	-	-
Real Estate	85	-	-	85
Multi-Family	-	-	-	-
Commercial Real Estate	872	-	-	872
Home Equity – closed end	-	-	-	-
Home Equity – open end	1,145	-	-	1,145
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	52	-	-	52
Impaired loans	11,315	-	-	11,315

Total assets at fair value	$13,443	-	$-	$13,443

Total liabilities at fair value	$-	$-	$-	$-

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

Quantitative measures established by regulation, to ensure capital adequacy, require the Company to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below.  Management believes, as of December 31, 2015, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Reserve Bank Report of Examination (which was as of February 23, 2015), the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 22                REGULATORY MATTERS (CONTINUED):

The Company’s actual consolidated capital ratios are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2015	2014	2013	Capitalized	Capitalized
Tier1 capital:
Preferred stock	$9,425	$9,425	$-
Common stock	16,427	16,459	12,559
Retained earnings	59,205	53,815	42,089
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	(2,680)	-	-
Total Tier 1 Capital	$79,707	$77,029	$51,978
Tier 2 capital:
Qualifying subordinated debt	$-	$-	$8,487
Allowance for loan losses	7,073	6,018	5,389
Unrealized gains on AFS equity securities	-	-	-
Total risked based capital	$86,780	$83,047	$65,854
Common Equity Tier 1 Capital (Tier 1 less preferred stock)	$70,282	$-	$-
Risk-weighted assets	$564,106	$478,725	$428,349
Capital ratios:
Total risk-based ratio	15.38%	17.35%	15.37%	8.00%	10.00%
Tier 1 risk-based ratio	14.13%	16.09%	12.13%	4.00%	6.00%
Common equity tier 1	12.46%			4.5%	6.5%
Total assets leverage ratio	12.18%	12.88%	9.37%	3.00%	5.00%

The actual capital ratios for the subsidiary bank are presented in the following table (dollars in thousands):

	Analysis of Capital			Regulatory Requirements
	At December 31,			Adequately	Well
	2015	2014	2013	Capitalized	Capitalized
Common Equity Tier 1 capital:
Common stock	$500	$500	$500
Capital surplus	37,971	37,971	18,971
Retained earnings	45,855	40,114	35,361
Intangible assets	(2,670)	(2,670)	(2,670)
Accumulated other comprehensive income	(2,680)	-	-
Total Common Equity Tier 1 Capital	$78,976	$75,915	$52,162
Tier 2 capital:
Qualifying subordinated debt	$-	$-	$8,487
Allowance for loan losses	7,077	6,006	5,384
Unrealized gains on AFS securities	-	-	-
Total risked based capital	$86,053	$81,921	$66,033
Risk-weighted assets	$564,469	$478,512	$427,957
Capital ratios:
Total risk-based ratio	15.24%	17.12%	15.43%	8.00%	10.00%
Tier 1 risk-based ratio	13.99%	15.86%	12.19%	4.00%	6.00%
Common equity tier 1	13.99%			4.5%	6.5%
Total assets leverage ratio	12.06%	12.70%	9.41%	3.00%	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

NOTE 25                PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2015 and 2014

	2015	2014

Assets
Cash and cash equivalents	$1,907,581	$1,214,140
Investment in subsidiaries	81,646,312	76,684,121
Securities available for sale	135,000	135,000
Income tax receivable (including due from subsidiary)	-	453,585
Total Assets	$83,688,893	$78,486,846

Liabilities
Other liabilities	$-	$137,977
Income tax payable (including due form subsidiary)	847,001	-
Deferred income taxes	301,870	383,125
Demand obligations for low income housing investment	162,290	167,341
Total Liabilities	$1,311,161	$688,443

Stockholders’ Equity
Preferred stock par value $5 per share, 400,000 shares authorized, issued and outstanding	$9,425,123	$9,425,123
Common stock par value $5 per share, 6,000,000 shares authorized, 3,285,404 and 3,291,766 shares issued and outstanding for 2015 and 2014, respectively	16,427,020	16,458,830
Retained earnings	59,205,404	53,814,416
Noncontrolling interest	-	426,365
Accumulated other comprehensive income (loss)	(2,679,815)	(2,326,331)
Total Stockholders' Equity	82,377,732	77,798,403
Total Liabilities and Stockholders' Equity	$83,688,893	$78,486,846

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

Statements of Net Income
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Dividends from affiliate	$2,500,000	$1,300,000	$1,550,000
Interest Income	-	-	5
Net limited partnership income (loss)	4,792	-	(65,165)
Total Income	2,504,792	1,300,000	1,484,840

Expenses
Other expense	21,316	7,100	-
Administrative expenses	-	-	60,209
Total Expenses	21,316	7,100	60,209

Net income before income tax expense (benefit)
and undistributed subsidiary net income	2,483,476	1,292,900	1,424,631

Income Tax Expense (Benefit)	(191,494)	243,492	(239,908)

Income before undistributed subsidiary
net income	2,674,970	1,049,408	1,664,539

Undistributed subsidiary net income	5,742,039	4,752,201	3,051,254

Net Income F&M Bank Corp.	$8,417,009	$5,801,609	$4,715,793

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 25                PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash Flows from Operating Activities
Net income	$8,417,009	$5,801,609	$4,715,793
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(5,742,039)	(4,752,201)	(3,051,254)
Deferred tax (benefit) expense	(81,256)	279,928	8,577
Decrease (increase) in other assets	1,300,586	(444,885)	(174,367)
Increase (decrease) in other liabilities	(143,028)	137,817	(1,109,728)
Net change in deferred tax credits	-	-	(27,918)
Amortization of limited partnership investments	-	-	65,165
Net Cash Provided by Operating Activities	3,751,272	1,022,268	426,268

Cash Flows from Investing Activities
Change in loans receivable	-	-	1,000,000
Purchase of securities available for sale	-	(135,000)	-
Net Cash Provided by (Used in) Investing Activities	-	(135,000)	1,000,000

Cash Flows from Financing Activities
Capital contributed to subsidiary	-	(19,000,000)	-
Proceeds from issuance of preferred stock	-	9,425,123	-
Repurchase of common stock	(289,119)	-	-
Proceeds from issuance of common stock	146,418	12,055,709	213,429
Dividends paid in cash	(2,915,130)	(2,231,912)	(1,705,881)
Net Provided by (Cash Used) in Financing Activities	(3,057,831)	248,920	(1,492,452)

Net Increase (decreases) in Cash and Cash Equivalents	693,441	1,136,188	(66,184)

Cash and Cash Equivalents, Beginning of Year	1,214,140	77,952	144,136
Cash and Cash Equivalents, End of Year	$1,907,581	$1,214,140	$77,952

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 26                INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2015 and 2014, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2015 and 2014

	2015	2014
Assets
Cash and cash equivalents	$1,071,293	$610,973
Loans Receivable	763,534	818,054
Property and equipment, net	79,038	45,600
Other Assets	266,073	162,304
Total Assets	$2,179,938	$1,636,931

Liabilities
Other liabilities	271,004	215,713
Total Liabilities	$271,004	$215,713

Equity
Capital	219,634	219,634
Retained earnings	1,689,300	1,201,584
Total Equity	$1,908,934	$1,421,218
Total Liabilities and Equity	$2,179,938	$1,636,931

Statements of Income
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Mortgage origination income	$2,645,235	$1,907,804	$2,528,108
Other Income	51,175	53,528	42,092
Total Income	2,696,410	1,961,332	2,570,200

Expenses

Salaries and employee benefits	1,413,107	1,105,902	1,461,797
Occupancy and equipment expense	212,858	177,014	164,717
Management and professional fees	290,102	321,053	301,558
Other	231,757	205,188	284,845
Total Expenses	2,147,824	1,809,157	2,212,917

Net income(loss)	$548,586	$152,175	$357,283

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F&M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Richmond, Virginia
March 29, 2016

Elliott Davis Decosimo |  www.elliottdavis.com

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on its evaluation, management concluded that, as of December 31, 2015, F&M’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Shareholders to be held May 14, 2016 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 38 thru 79:

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
3.2
Articles of Amendment to the Articles of Incorporation of F&M Bank Corp. designating the Series A Preferred Stock incorporated herein by reference from F&M Bank Corp,’s current report on Form 8-K filed December 4, 2014.

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
21.0	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis Decosimo, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Larry A. Caplinger, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at www.fmbankva.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp (Registrant)

By:	/s/ Dean W. Withers		March 29, 2016
	Dean W. Withers		Date
Director, President and Chief Executive Officer

By:	/s/ Carrie A. Comer		March 29, 2016
	Carrie A. Comer		Date
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 29, 2016
Larry A. Caplinger

/s/ Thomas L. Cline	Director, Chairman	March 29, 2016
Thomas L. Cline

/s/ John N. Crist	Director	March 29, 2016
John N. Crist

/s/ Ellen R. Fitzwater	Director	March 29, 2016
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 29, 2016
Daniel J. Harshman

/s/ Richard S. Myers	Director	March 29, 2016
Richard S. Myers

/s/ Michael W. Pugh	Director	March 29, 2016
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 29, 2016
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 29, 2016
Ronald E. Wampler

/s/ E. Ray Burkholder	Director	March 29, 2016
E. Ray Burkholder

Exhibit No.

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2	Articles
3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.
10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
21.0	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis Decosimo, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

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