Form 10-Q
period 2016-03-31
F&M BANK CORP
filed 2016-05-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common Stock, par value - $5	3,285,691 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
Interest income	2016	2015
Interest and fees on loans held for investment	$7,185	$6,772
Interest and fees on loans held for sale	372	191
Interest on federal funds sold and bank deposits	8	5
Interest on debt securities	69	43
Total interest income	7,634	7,011

Interest expense
Interest on demand deposits	119	157
Interest on savings accounts	100	33
Interest on time deposits over $100,000	119	123
Interest on other time deposits	220	241
Total interest on deposits	558	554
Interest on borrowed funds	256	131
Total interest expense	814	685

Net interest income	6,820	6,326

Provision for loan losses	-	300
Net interest income after provision for loan losses	6,820	6,026

Noninterest income
Service charges on deposit accounts	234	226
Insurance and other commissions	100	235
Other operating income	429	323
Income on bank owned life insurance	119	118
Low income housing partnership losses	(183)	(157)
Total noninterest income	699	745

Noninterest expense
Salaries	2,083	1,818
Employee benefits	697	624
Occupancy expense	188	178
Equipment expense	184	163
FDIC insurance assessment	113	192
Other	1,467	1,407
Total noninterest expense	4,732	4,382

Income before income taxes	2,787	2,389
Income tax expense	693	492
Consolidated net income – F & M Bank Corp.	2,094	1,897
Net income - Noncontrolling interest income	4	26
Net Income – F & M Bank Corp	$2,090	$1,871
Dividends paid on preferred stock	128	128
Net income available to common stockholders	$1,962	$1,743

Per share data
Net income – basic	$.60	$.53
Net income – diluted	.56	.50
Cash dividends	$.19	$.18
Weighted average common shares outstanding – basic	3,285,373	3,292,646
Weighted average common shares outstanding – diluted	3,729,674	3,737,046

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Income:
Net Income – F & M Bank Corp	$2,090	$1,871
Net Income attributable to noncontrolling interest	4	26
Total Net Income:	2,094	1,897

Unrealized holding gains on available-for-sale securities:	30	24
Tax Expense	(10)	(8)
Unrealized holding gain, net of tax	20	16
Total other comprehensive income	20	16

Comprehensive income	$2,114	$1,913

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,587	$6,923
Money market funds	1,301	1,596
Cash and cash equivalents	7,888	8,519
Securities:
Held to maturity – fair value of $125 in 2016 and 2015	125	125
Available for sale	13,011	13,047
Other investments	12,752	12,157
Loans held for sale	66,468	57,806
Loans held for investment	556,894	544,053
Less: allowance for loan losses	(8,740)	(8,781)
Net loans held for investment	548,154	535,272

Other real estate owned	2,450	2,128
Bank premises and equipment, net	8,234	7,542
Interest receivable	1,714	1,709
Goodwill	2,670	2,670
Bank owned life insurance	13,162	13,046
Deferred tax asset	1,506
Other assets	9,489	11,336
Total assets	$687,623	$665,357

Liabilities
Deposits:
Noninterest bearing	$130,066	$134,787
Interest bearing:
Demand	81,970	81,492
Money market accounts	26,376	26,968
Savings	95,776	90,383
Time deposits over $100,000	53,902	53,625
All other time deposits	107,612	107,415
Total deposits	495,702	494,670

Short-term borrowings	46,210	24,954
Accrued liabilities	14,298	14,622
Long-term borrowings	47,179	48,161
Total liabilities	603,389	582,407

Stockholders’ Equity

Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding for March 31, 2016 and December 31, 2015, respectively	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized, 3,285,538 and 3,293,909 shares issued and outstanding for March 31, 2016 and December 31, 2015, respectively	16,428	16,427
Additional paid in capital – common stock	11,150	11,149
Retained earnings	49,392	48,056
Noncontrolling interest	499	573
Accumulated other comprehensive loss	(2,660)	(2,680)
Total stockholders’ equity	84,234	82,950
Total liabilities and stockholders’ equity	$687,623	$665,357

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,090	$1,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	204	172
Amortization of security premiums, net	38	37
Origination of loans held for sale originated	(14,697)	(16,849)
Sale of loans held for sale	15,831	13,306
Provision for loan losses	-	300
Decrease (increase) in interest receivable	(6)	53
Decrease (increase) in other assets	551	(258)
Increase in accrued expenses	(614)	932
Amortization of limited partnership investments	183	157
Income from life insurance investment	(119)	(118)
Loss on Other Real Estate Owned	1	232
Net adjustments	1,372	(2,036)
Net cash provided by (used in) operating activities	3,462	(165)

Cash flows from investing activities
Purchase of investments available for sale	(2,790)	(6,324)
Proceeds from maturity of investments available for sale	2,040	4,045
Net increase in loans held for investment	(9,797)	(8,308)
Net increase in loans held for sale participations	(13,329)	(42,300)
Proceeds from the sale of other real estate owned	124	279
Purchase of property and equipment	(896)	(558)
Net cash used in investing activities	(24,648)	(53,166)

Cash flows from financing activities
Net change in demand and savings deposits	559	11,676
Net change in time deposits	474	(19,753)
Net change in short-term debt	21,256	31,405
Cash dividends paid	(754)	(593)
Proceeds from issuance of common stock	33	42
Proceeds from issuance of long-term debt	-	15,000
Repurchase of common stock	(31)	-
Repayment of long-term debt	(982)	(125)
Net cash provided by financing activities	20,555	37,652

Net decrease in Cash and Cash Equivalents	(631)	(15,679)
Cash and cash equivalents, beginning of period	8,519	23,203
Cash and cash equivalents, end of period	$7,888	$7,524
Supplemental disclosure
Cash paid for:
Interest expense	$800	$701
Transfer from loans to other real estate owned	442	-
Noncash exchange of other real estate owned	-	(227)

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Balance, beginning of period	$82,950	$77,798

Comprehensive income
Net income – F & M Bank Corp	2,090	1,871
Net income attributable to noncontrolling interest	4	26
Other comprehensive income	20	16
Total comprehensive income	2,114	1,913

Minority interest capital distributions	(77)	(18)
Issuance of common stock	33	42
Repurchase of common stock	(32)
Dividends paid	(754)	(593)
Balance, end of period	$84,234	$79,142

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2016 and the results of operations for the quarters ended March 31, 2016 and 2015.  The notes included herein should be read in conjunction with the notes to financial statements included in the 2015 annual report to shareholders of F & M Bank Corp.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the quarter ended
	March 31, 2016	March 31, 2015
Earnings available to common stockholders:
Net income	$2,093,314	$1,896,220
Minority interest	$3,763	$25,669
Preferred stock dividends	127,500	127,500
Net income available to common stockholders	$1,962,051	$1,743,051

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 1.    Accounting Principles, continued

Earnings per Share, continued

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Quarter ended
	3/31/2016			3/31/2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,962,051	3,285,274	$0.60	$1,743,051	3,292,646	$0.53
Effect of Dilutive Securities:
Convertible Preferred Stock	127,500	(444,400)	(0.03)	127,500	(444,400)	(0.03)
Diluted EPS	$2,089,551	3,729,674	$0.56	$1,870,551	3,737,046	$0.50

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at March 31, 2016 and December 31, 2015 are reflected in the table below.  The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at March 31, 2016 and December 31, 2015 are as follows:

	2016		2015
		Market		Market
	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

	March 31, 2016
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,013	$17	$-	$4,030
Government sponsored enterprises	8,059	4	1	8,062
Mortgage-backed securities	769	15	-	784
Marketable equities	135	-	-	135
Total	$12,976	$36	$1	$13,011

	December 31, 2015
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,015	$6	$-	$4,021
Government sponsored enterprises	8,081	4	11	8,074
Mortgage-backed securities	811	6	-	817
Marketable equities	135	-	-	135
Total	$13,042	$16	$11	$13,047

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 2.    Investment Securities, continued

The amortized cost and fair value of securities at March 31, 2016, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$4,045	$4,050
Due after one year through five years	-	-	8,027	8,042
Due after five years	-	-	904	919
Total	$125	$125	$12,976	$13,011

There were no gains and losses on sales of securities in the first quarter of 2016 or 2015.  There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2016
Government sponsored Enterprises	$2,000	$(1)	$-	$-	$2,000	$(1)
Total	$2,000	$(1)	$-	$-	$2,000	$(1)

December 31, 2015
Government sponsored Enterprises	$6,056	$(11)	$-	$-	$6,056	$(11)
Total	$6,056	$(11)	$-	$-	$6,056	$(11)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2015.  This increase is due to FHLB stock purchases during the first quarter.

Note 3.                        Loans Held for Investment

Loans outstanding at March 31, 2016 and December 31, 2015 are summarized as follows:

	2016	2015
Construction/Land Development	$74,760	$69,759
Farmland	13,068	13,378
Real Estate	168,889	166,587
Multi-Family	7,458	7,559
Commercial Real Estate	129,485	128,032
Home Equity – closed end	8,823	9,135
Home Equity – open end	57,783	56,599
Commercial & Industrial – Non-Real Estate	28,720	27,954
Consumer	8,023	8,219
Dealer Finance	57,306	54,086
Credit Cards	2,579	2,745
Total	$556,894	$544,053

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                 Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
For the three months, March 31, 2016	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,237	$1,237	$-	$2,789	$24
Farmland	-	-	-	-	-
Real Estate	787	787	-	863	11
Multi-Family	-	-	-	-	-
Commercial Real Estate	405	405	-	663	2
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,582	1,582	-	1,499	35
Commercial & Industrial – Non-Real Estate	178	178	-	183	3
Consumer	17	17	-	11	-
Credit cards	-	-	-	-	-
Dealer Finance	7	7	-	3	1
	4,213	4,213		6,011	76

Impaired loans with a valuation allowance
Construction/Land Development	10,651	10,651	2,186	12,065	53
Farmland	-	-	-	-	-
Real Estate	1,224	1,224	234	758	16
Multi-Family	-	-	-	-	-
Commercial Real Estate	968	968	74	906	14
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,408	1,408	587	894	10
Commercial & Industrial – Non-Real Estate	27	27	27	5	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	78	78	22	54	2
	14,356	14,356	3,130	14,682	95

Total impaired loans	$18,569	$18,569	$3,130	$20,693	$171

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 3.                 Loans Held for Investment, continued

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

		Unpaid		Average	Interest
For the year ended, December 31, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,361	$1,499	$-	$3,622	$73
Farmland	-	-	-	-	-
Real Estate	1,097	1,097	-	734	58
Multi-Family	-	-	-	-	-
Commercial Real Estate	307	307	-	874	17
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,159	1,159	-	1,513	82
Commercial & Industrial – Non-Real Estate	181	181	-	186	10
Consumer	18	18	-	7	-
Credit cards	-	-	-	-	-
Dealer Finance	4	4	-	1	4
	4,127	4,265		6,937	244

Impaired loans with a valuation allowance
Construction/Land Development	11,534	11,534	2,373	12,884	299
Farmland	-	-	-	-	-
Real Estate	324	324	238	699	46
Multi-Family	-	-	-	-	-
Commercial Real Estate	890	890	18	900	15
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	1,414	1,414	269	613	75
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	68	68	17	38	5
	14,230	14,230	2,915	15,134	440

Total impaired loans	$18,357	$18,495	$2,915	$22,071	$684

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4.    Allowance for Loan Losses

A summary of the allowance for loan losses follows:

March 31, 2016 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$-	$1	$(686)	$3,757	$2,186	$1,571
Farmland	95	-	-	(53)	42	-	42
Real Estate	806	23	4	354	1,141	234	907
Multi-Family	71	-	-	(43)	28	-	28
Commercial Real Estate	445	-	13	293	751	74	677
Home Equity – closed end	174	1	-	(35)	138	-	138
Home Equity – open end	634	1	106	252	991	587	404
Commercial & Industrial – Non-Real Estate	1,055	83	2	(46)	928	27	901
Consumer	108	10	6	9	113	-	113
Dealer Finance	836	69	27	(19)	775	22	753
Credit Cards	115	25	12	(26)	76	-	76
Total	$8,781	$212	$171	$-	$8,740	$3,130	$5,610

December 31, 2015 (in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$156	$85	$(225)	$4,442	$2,373	$2,069
Farmland	-	-	-	95	95	-	95
Real Estate	623	25	37	171	806	238	568
Multi-Family	-	-	-	71	71	-	71
Commercial Real Estate	126	-	65	254	445	18	427
Home Equity – closed end	188	26	6	6	174	-	174
Home Equity – open end	154	51	-	531	634	269	365
Commercial & Industrial – Non-Real Estate	1,211	-	62	(218)	1,055	-	1,055
Consumer	214	32	32	(106)	108	-	108
Dealer Finance	1,336	251	24	(273)	836	17	819
Credit Cards	135	60	46	(6)	115	-	115
Total	$8,725	$601	$357	$300	$8,781	$2,915	$5,866

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.    Allowance for Loan Losses, continued

March 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$74,760	$11,888	$62,872
Farmland	13,068	-	13,068
Real Estate	168,889	2,011	166,878
Multi-Family	7,458	-	7,458
Commercial Real Estate	129,485	1,373	128,112
Home Equity – closed end	8,823	-	8,823
Home Equity –open end	57,783	2,990	54,793
Commercial & Industrial – Non-Real Estate	28,720	205	28,515
Consumer	8,023	17	8,006
Dealer Finance	57,306	85	57,221
Credit Cards	2,579	-	2,579
Total	$556,894	$18,569	$538,325

Recorded Investment in Loan Receivables (in thousands)

December 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$69,759	$12,895	$56,864
Farmland	13,378	-	13,378
Real Estate	166,587	1,421	165,167
Multi-Family	7,559	-	7,559
Commercial Real Estate	128,032	1,197	126,835
Home Equity – closed end	9,135	-	9,135
Home Equity –open end	56,599	2,573	54,026
Commercial & Industrial – Non-Real Estate	27,954	181	27,773
Consumer	8,219	18	8,201
Dealer Finance	54,086	72	54,013
Credit Cards	2,745	-	2,745
Total	$544,053	$18,357	$525,696

Aging of Past Due Loans Receivable (in thousands) as of March 31, 2016

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
March 31, 2016
Construction/Land Development	$155	$94	$52	$4,870	$5,171	$69,589	$74,760
Farmland	-	-	-	-	-	13,068	13,068
Real Estate	1,255	453	82	922	2,712	166,177	168,889
Multi-Family	-	-	-	-	-	7,458	7,458
Commercial Real Estate	426	-	138	-	564	128,921	129,485
Home Equity – closed end	21	-	3	-	24	8,799	8,823
Home Equity – open end	682	-	47	39	768	57,015	57,783
Commercial & Industrial – Non- Real Estate	109	8	25	217	359	28,361	28,720
Consumer	38	6	4	-	48	7,975	8,023
Dealer Finance	773	238	238	73	1,322	55,984	57,306
Credit Cards	8	2	-	-	10	2,569	2,579
Total	$3,467	$801	$589	$6,121	$10,978	$545,916	$556,894

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 4.                   Allowance for Loan Losses, continued

Aging of Past Due Loans Receivable (in thousands) as of December 31, 2015

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF MARCH 31, 2016
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$432	$9,285	$37,023	$13,096	$3,237	$11,687	$-	$74,760
Farmland	66	-	2,565	3,558	4,914	1,965	-	-	13,068
Real Estate	-	1,098	58,650	74,904	23,848	8,316	2,073	-	168,889
Multi-Family	-	371	3,880	3,014	193	-	-	-	7,458
Commercial Real Estate	-	2,022	25,072	76,070	21,252	3,714	1,355	-	129,485
Home Equity – closed end	-	-	3,412	3,690	1,615	103	3	-	8,823
Home Equity – open end	-	1,571	14,737	32,797	4,805	385	3,488	-	57,783
Commercial & Industrial (Non-Real Estate)	1,221	214	7,374	16,984	2,616	66	245	-	28,720
Total	$1,287	$5,708	$124,975	$248,040	$72,339	$17,786	$18,851	$-	$488,986

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,579	$65,014
Non performing	-	315
Total	$2,579	$65,329

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The Bank will not make any contributions for the 2016 plan year.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015

Service cost	$157,968	$162,083
Interest cost	113,224	102,736
Expected return on plan assets	(213,604)	(209,704)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	(3,809)	(3,809)
Amortization of net loss	55,786	45,160
Net periodic pension cost	$109,565	$96,466

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

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of March 31, 2016 and December 31, 2015 and significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,226	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,450	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,315	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,128	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 6.    Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2016	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,030	$-	$4,030	$-
Government sponsored enterprises	8,062	-	8,062	-
Mortgage-backed obligations of federal agencies	784	-	784	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,011	-	13,011	-

Total assets at fair value	$13,011	$-	$13,011	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,021	$-	$4,021	$-
Government sponsored enterprises	8,074	-	8,074	-
Mortgage-backed obligations of federal agencies	817	-	817	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,047	-	13,047	-

Total assets at fair value	$13,047	$-	$13,047	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements
Note 6.                 Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

March 31, 2016	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,450	-	-	$2,450
		-	-
Construction/Land Development	8,465	-	-	8,465
Farmland	-	-	-	-
Real Estate	990	-	-	990
Multi-Family	-	-	-	-
Commercial Real Estate	895	-	-	895
Home Equity – closed end	-	-	-	-
Home Equity – open end	820	-	-	820
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	56	-	-	56
Impaired loans	11,226	-	-	11,226

Total assets at fair value	$13,676	$-	$-	$13,676

Total liabilities at fair value	$-	$-	$-	$-

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7.                  Disclosures About Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale.  As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.  The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates the fair value, which would be Level 1; inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. All financial instruments below are considered Level 2; inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	March 31, 2016		December 31, 2015
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Loans	$566,210	$556,894	$555,762	$544,053

Financial Liabilities
Time deposits	162,324	161,514	162,524	161,040
Long-term debt	47,812	47,179	48,565	48,161

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

During the three months ended March 31, 2016, there was one loan modification that were considered to be troubled debt restructurings.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2016
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Consumer	1	17	17
Total	1	$17	$17

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.                   Troubled Debt Restructuring, continued

During the quarter ended March 31, 2016, there were no loans restructured in the previous 12 months, were in default or were on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its eleven branch offices as well as its loan production offices located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers) and in Fishersville, VA.  TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock, VA.

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

Overview

Net income for the three months ended March 31, 2016 was $2,090,000 or $.60 per share, compared to $1,871,000 or $.53 in the same period in 2015, an increase of 11.70%. During the three months ended March 31, 2016, noninterest income decreased 6.17% and noninterest expense increased 7.99% during the same period.  Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2016	2015

Net Income from Bank Operations	$2,059	$1,770
Income from Parent Company Activities	31	101
Net Income for the three months ended March 31	$2,090	$1,871

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 34, the 2016 year to date tax equivalent net interest income increased $494,000 or 7.77% compared to the same period in 2015.  The tax equivalent adjustment to net interest income totaled $32,000 for the quarter.  The yield on earning assets decreased .03%, while the cost of funds increased .07% compared to the same period in 2015.

Year to date, the combination of the increase in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin decreasing to 4.39%, a decrease of 7 basis points when compared to the same period in 2015.  A schedule of the net interest margin for the three month periods ended March 31, 2016 and 2015 can be found in table I on page 34.

The Interest Sensitivity Analysis contained in Table II on page 35 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 41.18% of rate sensitive assets and 37.51% of rate sensitive liabilities are subject to repricing within one year.  Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income decreased $46,000 or 6.17% for the three month period ended March 31, 2016.  The decrease is primarily due to a decrease in VBS Mortgage income in 2016.

Noninterest expense increased $350,000 for the three month period ended March 31, 2016 as compared to 2015. Expense increased in the areas of salaries and benefits, pension, and data processing.  As stated in the most recently available (December 31, 2015) Uniform Bank Performance Report, the Company’s and peer’s noninterest expenses averaged 2.83% and 2.85% of average assets, respectively.  The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

As of March 31, 2016, the market value of securities available for sale exceeded their cost by $35,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $4,000,000 in securities that will mature in 2016 and $4,000,000 that are callable.

In reviewing investments as of March 31, 2016, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Lending is geographically diversified within the service area.  The Company has loan concentrations within the portfolio in construction and development lending as well as hotel/motel lending.  Management and the Board of Directors review this concentration and other potential areas of concentration quarterly.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $556,894,000 increased $12.8 million at March 31, 2016 compared to December 31, 2015.  Construction and land development increased $5.0 million, dealer finance portfolio increased $3.2 million and the real estate portfolio increased $2.3 million.  Increases in other loan categories totaled $2.9 million with decreases in farmland, multifamily, consumer and credit cards.

Loans Held for Sale totaled $66,468,000 at March 31, 2016, an increase of $8,662,000 compared to December 31, 2015.  Secondary market loan originations are typically subject to seasonal fluctuations in the early part of the year.  The first quarter was very strong for both VBS Mortgage and Northpointe Bank.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $6,710,000 at March 31, 2016 compared to $6,526,000 at December 31, 2015.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of March 31, 2016, the Company holds $2,450,000 of real estate which was acquired through foreclosure. This is an increase of $322,000 compared to December 31, 2015.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2016	December 31, 2015

Nonaccrual Loans
Real Estate	$5,792	$5,698
Commercial	217	109
Home Equity	39	40
Other	73	108
	6,121	5,955

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	134	272
Commercial	163	25
Home Equity	50	107
Other	242	167
	589	571

Total Nonperforming loans	$6,710	$6,526

Restructured Loans current and performing:
Real Estate	8,418	8,713
Commercial	1,452	1,463
Home Equity	1,407	1,414
Other	85	91

Nonperforming loans as a percentage of loans held for investment	1.20%	1.20%

Net Charge Offs to total loans held for investment	.01%	.04%

Allowance for loan and lease losses to nonperforming loans	130.25%	134.55%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In evaluating the portfolio, loans are segregated into loans with identified potential losses, unimpaired/nonclassified loans and classified loans.   Loans with identified potential losses include examiner and bank classified loans. Relationships rated substandard and in excess of $500,000 and loans identified as Troubled Debt Restructurings are reviewed individually for impairment under ASC 310. A variety of factors are taken into account when reviewing these credits including borrower cash flow, payment history, fair value of collateral, company management, the industry in which the borrower is involved and economic factors.

Classified loans are segmented by call report code, past due status and risk rating.  Loss rates are assigned based on actual loss experience over the last five years, calculated quarterly and multiplied by a risk factor.  Each classified loan segment is given an appropriate factor.

Loans that are unimpaired/nonclassified are categorized by call report code and an estimate is calculated based on actual loss experience over the last five years.  Dealer finance loans utilize a loss rate based on the highest loss in the last five years due the growth in the portfolio and the age of the division.  Six environmental factors are used to reflect other changes in the collectability of the portfolio not captured by the historical loss date (loan growth, unemployment, interest rates, changes in underwriting practices, local real estate industry conditions, and experience of lending staff).  The Board approves the loan loss provision for each quarter based on this evaluation.

The allowance for loan losses of $8,740,000 at March 31, 2016 is equal to 1.57% of loans held for investment. This compares to an allowance of $8,781,000 (1.61%) at December 31, 2015.  Based on the evaluation of the loan portfolio described above, management has no funded the allowance in the first three months of 2015. Net charge-offs year to date totaled $41,000.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits have increased $1,032,000 since December 31, 2015.  Time deposits increased $474,000 during this period while demand deposits and savings deposits increased $558,000.  The increase in deposits can be attributed to growth in the new branches during the year.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $5.1 million in CDARS funding, which is a decrease of $400,000 over December 31, 2015.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts.  These accounts are not considered deposits and are not insured by the FDIC.  The Bank pledges securities held in its investment portfolio as collateral for these short-term loans.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of March 31, 2016 there were $38,000,000 in FHLB short-term borrowings, federal funds purchased totaled $4,197,000 and commercial repurchase agreements totaled $4,013,000.  This compared to FHLB short-term borrowings of $20,000,000, federal funds purchased of $959,000 and commercial repurchase agreements of $3,995,000 at December 31, 2015.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.  There were $982,000 of scheduled repayments and no additional borrowings during the quarter ended March 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

March 31, 2016 the Company implemented the Basel III capital requirements, resulting in total risk based capital and leverage ratios of 15.13% and 12.17%, respectively, as compared to year end of 15.38% and 12.18%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 14.91% and 12.00%, respectively, as compared to year end of 15.24% and 12.06%, respectively. Both the Company and the Bank also began reporting common equity tier 1 capital ratios of 12.26% and 13.65%, respectively.  The Bank also reported a Capital conservation buffer of 6.91% as of March 31, 2016.  For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

As of March 31, 2016, the Company had a cumulative Gap Rate Sensitivity Ratio of 14.18% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$549,138	$7,217	5.27%	$521,172	$6,803	5.29%
Loans held for sale	51,112	372	2.92%	29,381	192	2.65%
Federal funds sold	6,247	7	.45%	8,744	5	.23%
Interest bearing deposits	892	1	.45%	1,975	-	-
Investments
Taxable 3	18,161	69	1.52%	16,718	43	1.04%
Partially taxable	125	-	-	125	-	-
Total earning assets	$625,675	$7,666	4.91%	$578,115	$7,043	4.94%
Interest Expense
Demand deposits	107,450	119	.44%	120,287	157	.53%
Savings	92,858	100	.43%	66,330	33	.20%
Time deposits	161,637	339	.85%	183,267	364	.81%
Short-term debt	29,326	18	.25%	19,985	11	.22%
Long-term debt	47,448	238	2.01%	22,271	120	2.19%
Total interest bearing liabilities	$438,719	$814	.74%	$412,140	$685	.67%

Tax equivalent net interest income 1		$6,852			$6,358

Net interest margin			4.39%			4.46%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

March 31, 2016
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$19,701	$22,744	$117,952	$18,334	$-	$178,731
Installment	4,467	1,050	47,487	12,325	-	65,329
Real estate loans for investments	94,164	45,966	162,636	7,489	-	310,255
Loans held for sale	66,468	-	-	-	-	66,468
Credit cards	2,579	-	-	-	-	2,579
Interest bearing bank deposits	1,301	-	-	-	-	1,301
Investment securities	125	4,050	8,042	784	135	13,136
Total	$188,805	$73,810	$336,117	$38,932	$135	$637,799

Sources of funds
Interest bearing demand deposits	$-	$29,582	$62,371	$16,394	$-	$108,347
Savings deposits	-	19,155	57,466	19,155	-	95,776
Certificates of deposit $100,000 and over	12,484	10,204	31,214	-	-	53,902
Other certificates of deposit	15,147	36,461	56,004	-	-	107,612
Short-term borrowings	46,210	-	-	-	-	46,210
Long-term borrowings	982	1,964	12,857	31,376	-	47,179
Total	$74,823	$97,366	$219,912	$66,925	$-	$459,026

Discrete Gap	$113,982	$(23,556)	$116,205	$(27,993)	$135	$178,773

Cumulative Gap	$113,982	$90,426	$206,631	$178,638	$178,773

Ratio of Cumulative Gap to Total Earning Assets	17.87%	14.18%	32.40%	28.01%	28.03%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2016.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 1a.    Risk Factors –

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds –None

Item 3.    Defaults Upon Senior Securities – None

Mine Safety Disclosures  None

Item 5.    Other Information – None

Item 6.    Exhibits

(a)           Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

May 13, 2016

Exhibit Index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).