Form 10-Q
period 2016-06-30
F&M BANK CORP
filed 2016-08-15
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]          Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, par value - $5	3,287,665 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
Interest income	2016	2015
Interest and fees on loans held for investment	$7,337	$6,955
Interest and fees on loans held for sale	518	322
Interest on federal funds sold and bank deposits	6	3
Interest on debt securities	70	93
Total interest income	7,931	7,373

Interest expense
Interest on demand deposits	126	157
Interest on savings accounts	108	37
Interest on time deposits over $100,000	127	122
Interest on other time deposits	230	231
Total interest on deposits	591	547
Interest on borrowed funds	271	151
Total interest expense	862	698

Net interest income	7,069	6,675

Provision for loan losses	-	-
Net interest income after provision for loan losses	7,069	6,675

Noninterest income
Service charges on deposit accounts	272	236
Insurance and other commissions	405	275
Other operating income	373	519
Income on bank owned life insurance	118	117
Low income housing partnership losses	(182)	(157)
Total noninterest income	986	990

Noninterest expense
Salaries	2,080	1,875
Employee benefits	602	539
Occupancy expense	180	162
Equipment expense	170	151
FDIC insurance assessment	112	198
Other	1,628	1,571
Total noninterest expense	4,772	4,496

Income before income taxes	3,283	3,169
Income tax expense	839	943
Consolidated net income – F & M Bank Corp.	2,444	2,226
Net income - Noncontrolling interest income	86	50
Net Income – F & M Bank Corp	$2,358	$2,176
Dividends paid on preferred stock	127	127
Net income available to common stockholders	$2,231	$2,049

Per share data
Net income – basic	$.68	$.62
Net income – diluted	.63	.58
Cash dividends	$.20	$.18
Weighted average common shares outstanding – basic	3,286,459	3,294,365
Weighted average common shares outstanding – diluted	3,730,859	3,738,765

See notes to unaudited consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
Interest income	2016	2015
Interest and fees on loans held for investment	$14,522	$13,727
Interest and fees on loans held for sale	890	513
Interest on federal funds sold and bank deposits	14	8
Interest on debt securities	139	136
Total interest income	15,565	14,384

Interest expense
Interest on demand deposits	245	314
Interest on savings accounts	208	70
Interest on time deposits over $100,000	246	245
Interest on other time deposits	450	472
Total interest on deposits	1,149	1,101
Interest on borrowed funds	527	252
Total interest expense	1,676	1,383

Net interest income	13,889	13,001
Provision for loan losses	-	300
Net interest income after provision for loan losses	13,889	12,701

Noninterest income
Service charges on deposit accounts	506	462
Insurance and other commissions	505	510
Other operating income	802	999
Income on bank owned life insurance	237	235
Low income housing partnership losses	(365)	(314)
Total noninterest income	1,685	1,892

Noninterest expense
Salaries	4,163	3,693
Employee benefits	1,299	1,163
Occupancy expense	368	340
Equipment expense	354	314
FDIC insurance assessment	225	390
Other	3,095	2,978
Total noninterest expense	9,504	8,878

Income before income taxes	6,070	5,715
Income tax expense	1,532	1,592
Consolidated net income – F & M Bank Corp.	4,538	4,123
Net income - Noncontrolling interest income	90	76
Net Income – F & M Bank Corp	$4,448	$4,047
Dividends paid/accumulated on preferred stock	255	255
Net income available to common stockholders	$4,193	$3,792

Per share data
Net income – basic	$1.28	$1.15
Net income – diluted	1.19	1.08
Cash dividends	$.39	$.36
Weighted average shares outstanding – basic	3,285,867	3,293,510
Weighted average shares outstanding – diluted	3,730,267	3,737,910

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income:
Net Income – F & M Bank Corp	$4,448	$4,047	$2,358	$2,176
Net Income attributable to noncontrolling interest	90	76	86	50
Consolidated net income	4 538	4 123	2,444	2,226

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available-for-sale securities	37	23	8	(1)
Tax effect	(12)	(8)	(3)	-
Change in unrealized holding gain (loss), net of tax	25	15	5	(1)
Total other comprehensive income (loss)	25	15	5	(1)

Comprehensive income	$4,563	$4,138	$2,449	$2,225

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,316	$6,923
Money market funds	1,275	1,596
Cash and cash equivalents	8,591	8,519
Securities:
Held to maturity – fair value of $125 in 2016 and 2015	125	125
Available for sale	10,938	13,047
Other investments	13,888	12,157
Loans held for sale	97,211	57,806
Loans held for investment	565,999	544,053
Less: allowance for loan losses	(8,068)	(8,781)
Net loans held for investment	557,931	535,272

Other real estate owned	2,499	2,128
Bank premises and equipment, net	9,214	7,542
Interest receivable	1,851	1,709
Goodwill	2,670	2,670
Bank owned life insurance	13,278	13,046
Deferred tax asset	1,377	1,640
Other assets	10,465	9,696
Total assets	$730,038	$665,357

Liabilities
Deposits:
Noninterest bearing	$133,494	$134,787
Interest bearing:
Demand	83,324	81,492
Money market accounts	28,242	26,968
Savings	99,737	90,383
Time deposits over $100,000	50,019	53,625
All other time deposits	109,895	107,415
Total deposits	504,711	494,670

Short-term borrowings	59,418	24,954
Accrued liabilities	13,731	14,622
Long-term borrowings	66,196	48,161
Total liabilities	644,056	582,407

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding
For June 30, 2016 and December 31, 2015, respectively	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized,
3,287,521 and 3,293,909 shares issued and outstanding
For June 30, 2016 and December 31, 2015, respectively	16,438	16,427
Additional paid in capital – common stock	11,188	11,149
Retained earnings	50,997	48,056
Noncontrolling interest	589	573
Accumulated other comprehensive loss	(2,655)	(2,680)
Total stockholders’ equity	85,982	82,950
Total liabilities and stockholders’ equity	$730,038	$665,357

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$4,448	$4,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	401	348
Amortization of security premiums, net	78	70
Origination of loans held for sale originated	(42,630)	(36,299)
Sale of loans held for sale	37,276	33,356
Provision for loan losses	-	300
Decrease (increase) in interest receivable	(142)	11
Increase in other assets	(423)	(763)
Increase (decrease) in accrued expenses	(965)	735
Amortization of limited partnership investments	365	314
Income from life insurance investment	(237)	(235)
Loss on Other Real Estate Owned	13	506
Net adjustments	(6,264)	(1,657)
Net cash provided by (used in) operating activities	(1,816)	2,390

Cash flows from investing activities
Purchase of investments available for sale	(4,109)	(10,346)
Proceeds from maturity of investments available for sale	4,081	8,111
Net increase in loans held for investment	(23,250)	(14,487)
Net increase in loans held for sale participations	(34,051)	(39,437)
Proceeds from the sale of other real estate owned	207	328
Purchase of property and equipment	(2,073)	(982)
Net cash used in investing activities	(59,195)	(56,813)

Cash flows from financing activities
Net change in demand and savings deposits	11,167	12,165
Net change in time deposits	(1,126)	(20,898)
Net change in short-term debt	34,463	33,729
Cash dividends paid	(1,506)	(1,440)
Proceeds from issuance of common stock	81	70
Proceeds from issuance of long-term debt	20,000	15,000
Repurchase of common stock	(32)	(31)
Repayment of long-term debt	(1,964)	(554)
Net cash provided by financing activities	61,083	38,039

Net increase (decrease) in Cash and Cash Equivalents	72	(16,384)
Cash and cash equivalents, beginning of period	8,519	23,203
Cash and cash equivalents, end of period	$8,591	$6,819
Supplemental disclosure
Cash paid for:
Interest expense	$1,675	$710
Income taxes	1,300	1,000
Transfer from loans to other real estate owned	592	-
Noncash exchange of other real estate owned	-	(227)

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Balance, beginning of period	$82,950	$77,798

Comprehensive income
Net income – F & M Bank Corp	4,448	4,047
Net income attributable to noncontrolling interest	90	76
Other comprehensive income	25	15
Total comprehensive income	4,563	4,138

Minority interest capital distributions	(74)	(18)
Issuance of common stock	81	70
Repurchase of common stock	(32)	(31)
Dividends paid	(1,506)	(1,440)
Balance, end of period	$85,982	$80,517

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

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015. The notes included herein should be read in conjunction with the notes to financial statements included in the 2015 annual report to shareholders of F & M Bank Corp.

Note 1 to the 2015 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016, and did not have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. The amendments were expected to result in the deconsolidation of many entities. The amendments were effective for the Company on January 1, 2016. The adoption of these amendments did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments were effective for the Company on January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.
In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for [fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 1.                   Accounting Principles, continued

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. The Company is evaluating the effect that this new guidance will have on our consolidated financial statements, but does not expect it will have a material effect on its financial statements.

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective to each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Six months ended	For the Quarter ended	For the Six months ended	For the Quarter ended
In thousands of dollars	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Earnings available to common stockholders:
Net income	$4,538	$2,444	$4,123	$2,226
Minority interest	90	86	76	50
Preferred stock dividends	255	127	255	127
Net income available to common stockholders	$4,193	$2,231	$3,792	$2,049

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended 6/30/2016			Six months ended 6/30/2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$4,192,677	3,285,867	$1.28	$3,792,184	3,293,510	$1.15
Effect of Dilutive Securities:
Convertible Preferred Stock	255,000	444,400	(0.09)	255,500	444,400	(0.07)
Diluted EPS	$4,447,677	3,730,267	$1.19	$4,047,184	3,737,910	$1.08

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                       Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at June 30, 2016 and December 31, 2015 are reflected in the table below. The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
		Market		Market
(in thousands)	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

	June 30, 2016
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,011	$23	$-	$4,034
Government sponsored enterprises	6,023	10	8	6,025
Mortgage-backed securities	727	17	-	744
Marketable equities	135	-	-	135
Total	$10,896	$50	$8	$10,938

	December 31, 2015
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,015	$6	$-	$4,021
Government sponsored enterprises	8,081	4	11	8,074
Mortgage-backed securities	811	6	-	817
Marketable equities	135	-	-	135
Total	$13,042	$16	$11	$13,047

The amortized cost and fair value of securities at June 30, 2016, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$4,011	$4,019
Due after one year through five years	-	-	6,023	6,040
Due after five years	-	-	862	879
Total	$125	$125	$10,896	$10.938

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 2.                   Investment Securities, continued

There were no gains and losses on sales of securities in the second quarter of 2016 or 2015. There were also no securities with an other than temporary impairment.
The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2016
Government sponsored Enterprises	$6,000	$(8)	$-	$-	$6,000	$(8)
Total	$6,000	$(8)	$-	$-	$6,000	$(8)

December 31, 2015
Government sponsored Enterprises	$6,056	$(11)	$-	$-	$6,056	$(11)
Total	$6,056	$(11)	$-	$-	$6,056	$(11)

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2015. This increase is due to FHLB stock purchases during the six months of 2016.

Note 3.                         Loans Held for Investment

 Loans outstanding at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	2016	2015
Construction/Land Development	$76,017	$69,759
Farmland	12,867	13,378
Real Estate	169,140	166,587
Multi-Family	6,607	7,559
Commercial Real Estate	134,172	128,032
Home Equity – closed end	11,093	9,135
Home Equity – open end	56,359	56,599
Commercial & Industrial – Non-Real Estate	29,186	27,954
Consumer	7,945	8,219
Dealer Finance	59,947	54,086
Credit Cards	2,666	2,745
Total	$565,999	$544,053

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                  Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,091	$1,091	$-	$1,361	$1,499	$-
Farmland	-	-	-	-	-	-
Real Estate	782	782	-	1,097	1,097	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	-	-	-	307	307	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	1,582	1,582	-	1,159	1,159	-
Commercial & Industrial – Non-Real Estate	175	175	-	181	181	-
Consumer	-	-	-	18	18	-
Credit cards	-	-	-	-	-	-
Dealer Finance	25	25	-	4	4	-
	3,655	3,655		4,127	4,265

Impaired loans with a valuation allowance
Construction/Land Development	10,022	10,022	1,775	11,534	11,534	2,373
Farmland	-	-	-	-	-	-
Real Estate	1,218	1,218	227	324	324	238
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	961	961	63	890	890	18
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	1,408	1,408	587	1,414	1,414	269
Commercial & Industrial – Non-Real Estate	27	27	27	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	86	86	23	68	68	17
	13,722	13,722	2,702	14,230	14,230	2,915

Total impaired loans	$17,377	$17,377	$2,702	$18,357	$18,495	$2,915

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 3.                  Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,164	$(7)	$3,883	$43	$2,135	$17	$4,678	$92
Farmland	-	-	-	-	-	-	-	-
Real Estate	784	9	690	32	991	20	342	36
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	203	-	1,142	17	434	2	1,445	30
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	1,582	-	1,598	30	1,486	35	969	72
Commercial & Industrial – Non-Real Estate	177	3	188	4	181	6	207	6
Consumer and credit cards	9	-	-	-	11	-	-	-
Dealer Finance	16	1	-	-	6	2	-	-
	3,935	6	7,501	126	5,244	82	7,641	236
Impaired loans with a valuation allowance:
Construction/Land Development	10,337	47	12,940	174	$11,478	$100	13,142	$191
Farmland	-	-	-	-	-	-	-	-
Real Estate	1,221	10	746	17	818	26	850	18
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	965	14	888	2	919	28	952	2
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	1,407	9	-	-	1,175	19	-	-
Commercial & Industrial – Non-Real Estate	27	1	-	-	11	1	-	-
Consumer and credit card	-	-	-	-	-	-	-	-
Dealer Finance	82	1	62	1	59	3	25	3
	14,039	82	14,636	116	14,460	177	14,969	214
Total Impaired Loans	$17,974	$88	$22,137	$242	$19,704	$259	$22,610	$450

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

June 30, 2016 (in thousands)	12/31/15 Balance	Charge-offs	Recoveries	Provision	6/30/16 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$294	$1	$(767)	$3,382	$1,775	$1,607
Farmland	95	-	-	(57)	38	-	38
Real Estate	806	23	4	244	1,031	227	804
Multi-Family	71	-	-	(47)	24	-	24
Commercial Real Estate	445	18	87	190	704	63	641
Home Equity – closed end	174	1	-	(6)	167	-	167
Home Equity – open end	634	2	106	225	963	587	376
Commercial & Industrial – Non-Real Estate	1,055	246	3	(19)	793	27	766
Consumer	108	6	12	16	130	-	130
Dealer Finance	836	385	57	256	764	23	741
Credit Cards	115	32	24	(35)	72	-	72
Total	$8,781	$1,007	$294	$-	$8,068	$2,702	$5,366

December 31, 2015 (in thousands)	12/31/14 Balance	Charge-offs	Recoveries	Provision	12/31/15 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$156	$85	$(225)	$4,442	$2,373	$2,069
Farmland	-	-	-	95	95	-	95
Real Estate	623	25	37	171	806	238	568
Multi-Family	-	-	-	71	71	-	71
Commercial Real Estate	126	-	65	254	445	18	427
Home Equity – closed end	188	26	6	6	174	-	174
Home Equity – open end	154	51	-	531	634	269	365
Commercial & Industrial – Non-Real Estate	1,211	-	62	(218)	1,055	-	1,055
Consumer	214	32	32	(106)	108	-	108
Dealer Finance	1,336	251	24	(273)	836	17	819
Credit Cards	135	60	46	(6)	115	-	115
Total	$8,725	$601	$357	$300	$8,781	$2,915	$5,866

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 4.                    Allowance for Loan Losses, continued

Recorded Investment in Loan Receivables (in thousands)

June 30, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$76,017	$11,113	$64,904
Farmland	12,867	-	12,867
Real Estate	169,140	2,000	167,140
Multi-Family	6,607	-	6,607
Commercial Real Estate	134,172	961	133,211
Home Equity – closed end	11,093	-	11,093
Home Equity –open end	56,359	2,990	53,369
Commercial & Industrial – Non-Real Estate	29,186	202	28,984
Consumer	7,945	-	7,945
Dealer Finance	59,947	111	59,836
Credit Cards	2,666	-	2,666
Total	$565,999	$17,377	$548,622

December 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$69,759	$12,895	$56,864
Farmland	13,378	-	13,378
Real Estate	166,587	1,421	165,167
Multi-Family	7,559	-	7,559
Commercial Real Estate	128,032	1,197	126,835
Home Equity – closed end	9,135	-	9,135
Home Equity –open end	56,599	2,573	54,026
Commercial & Industrial – Non-Real Estate	27,954	181	27,773
Consumer	8,219	18	8,201
Dealer Finance	54,086	72	54,013
Credit Cards	2,745	-	2,745
Total	$544,053	$18,357	$525,696

Aging of Past Due Loans Receivable (in thousands) as of June 30, 2016

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
June 30, 2016
Construction/Land Development	$50	$-	$-	$4,356	$4,406	$71,611	$76,017
Farmland	-	-	-	-	-	12,867	12,867
Real Estate	1,815	722	-	636	3,173	165,967	169,140
Multi-Family	-	-	-	-	-	6,607	6,607
Commercial Real Estate	168	-	-	-	168	134,004	134,172
Home Equity – closed end	10	-	-	3	13	11,080	11,093
Home Equity – open end	635	1,508	-	237	2,380	53,979	56,359
Commercial & Industrial – Non- Real Estate	131	6	-	81	218	28,968	29,186
Consumer	73	12	1	-	86	7,859	7,945
Dealer Finance	687	205	131	100	1,123	58,824	59,947
Credit Card	12	7	-	-	19	2,647	2,666
Total	$3,581	$2,460	$132	$5,413	$11,586	$554,413	$565,999

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

The following tables represent the corporate credit exposure by presenting the loan portfolio by the following credit quality indicators (loan grades):

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF JUNE 30, 2016
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$654	$11,682	$39,344	$11,622	$1,913	$10,802	$-	$76,017
Farmland	65	-	3,011	3,355	3,992	2,444	-	-	12,867
Real Estate	-	1,095	52,194	81,585	25,855	6,426	1,985	-	169,140
Multi-Family	-	352	3,082	2,982	191	-	-	-	6,607
Commercial Real Estate	-	1,911	26,049	76,480	23,451	3,490	2,791	-	134,172
Home Equity – closed end	-	-	3,502	4,119	2,026	1,443	3	-	11,093
Home Equity – open end	80	1,069	15,399	33,048	4,404	458	1,901	-	56,359
Commercial & Industrial (Non-Real Estate)	1,228	395	7,141	17,738	2,518	63	103	-	29,186
Total	$1,373	$5,476	$122,060	$258,651	$74,059	$16,237	$17,585	$-	$495,441

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Credit Cards	Consumer
Performing	$2,666	$67,660
Non performing	-	232
Total	$2,666	$67,892

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

Note 5.                  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The Bank will not make any contributions for the 2016 plan year. The following is a summary of net periodic pension costs for the three and six-month periods ended June 30, 2016 and 2015.

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Service cost	$315,936	$324,167	$157,968	$162,084
Interest cost	226,448	205,472	113,224	102,736
Expected return on plan assets	(427,208)	(419,409)	(213,604)	(209,705)
Amortization of net obligation at transition	-
Amortization of prior service cost	(7,618)	(7,618)	(3,809)	(3,809)
Amortization of net (gain) or loss	111,572	90,321	55,786	45,161
Net periodic pension cost	$219,130	$192,933	$109,565	$96,467

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                    Fair Value, continued

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of June 30, 2016 and December 31, 2015 and significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$ 11,020	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$ 2,499	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$ 11,315	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$ 2,128	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2016	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,034	$-	$4,034	$-
Government sponsored enterprises	6,025	-	6,025	-
Mortgage-backed obligations of federal agencies	744	-	744	-
Marketable Equities	135	-	135	-
Investment securities available for sale	$10,938	-	$10,938	-

Total assets at fair value	$10,938	$-	$10,938	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,021	$-	$4,021	$-
Government sponsored enterprises	8,074	-	8,074	-
Mortgage-backed obligations of federal agencies	817	-	817	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,047	-	13,047	-

Total assets at fair value	$13,047	$-	$13,047	$-

Total liabilities at fair value	$-	$-	$-	$-

Derivative financial instruments at fair value	$15	$-	$15	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 6.                  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value (in thousands) on a non-recurring basis. The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.
June 30, 2016	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,499	-	-	$2,499
		-	-
Construction/Land Development	8,247	-	-	8,247
Farmland	-	-	-	-
Real Estate	991	-	-	991
Multi-Family	-	-	-	-
Commercial Real Estate	898	-	-	898
Home Equity – closed end	-	-	-	-
Home Equity – open end	821	-	-	821
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	63	-	-	63
Impaired loans	11,020	-	-	11,020

Loans held for sale	97,211	-	97,211	-

Total assets at fair value	$110,730	$-	$97,211	$13,519

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,128	-	-	$2,128
		-	-
Construction/Land Development	9,161	-	-	9,161
Farmland	-	-	-	-
Real Estate	85	-	-	85
Multi-Family	-	-	-	-
Commercial Real Estate	872	-	-	872
Home Equity – closed end	-	-	-	-
Home Equity – open end	1,145	-	-	1,145
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	52	-	-	52
Impaired loans	11,315	-	-	11,315

Loans held for sale	57,806	-	57,806	-

Total assets at fair value	$71,249	-	$57,806	$13,443

Total liabilities at fair value	$-	$-	$-	$-

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 7. Disclosures about Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash and cash equivalants	$8,591	$8,591	$8,591	$8,591
Loans	576,242	565,999	555,762	544,053
Loans held for sale	97,211	97,211	57,806	57,806
Interst receivable
Investments	24,951	24,909	25,329	25,324
Financial Liabilities	1,851	1,851	1,851	1,851
Time deposits	161,270	159,914	162,524	161,040
Short-term debt	59,418	59,418	24,954	24,954
Long-term debt	66,891	66,196	48,565	48,161

The carrying value of cash and cash equivalents, deposits with no stated maturities, and accrued interest approximate fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments entered into as of the end of each respective period shown above.

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

During the six months ended June 30, 2016, there were six loan modification that were considered to be troubled debt restructurings. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Six Months ended June 30, 2016
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	1	$27	$27
Real Estate	2	143	143
Consumer	3	36	36
Total	6	$206	$206

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Note 8.                    Troubled Debt Restructuring, continued

During the quarter ended June 30, 2016, there were five loans modifications that were considered to be troubled debt restructurings.
	Three Months ended June 30, 2016
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	1	$27	$27
Real Estate	2	143	143
Consumer	2	19	19
Total	5	$189	$189

At June 30, 2016, six loans that had been restructured in the previous 12 months, were in default or were on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.
	June 30, 2016
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	5	$1,528	$1,528
Consumer	1	16	16
Total	6	$1,544	$1,544

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

Overview

Net income for the six months ended June 30, 2016 was $4,448,000 or $1.28 per share, compared to $4,047,000 or $1.15 in the same period in 2015, an increase of 9.91%. During the six months ended June 30, 2016, noninterest income decreased 10.94% and noninterest expense increased 7.05% during the same period. Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2016	2015

Net Income from Bank Operations	$4,366	$3,912
Income from Parent Company Activities	82	135
Net Income for the six months ended June 30	$4,448	$4,047

During the three months ended June 30, 2016, net income was $2,231,000 or $.68 per share, compared to $2,049,000 or $.62 in the same period in 2015, an increase of 9.01%. In the three months ended June 30, 3016, noninterest income decreased .40% and noninterest expense increased 6.14%.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 36, the 2016 year to date tax equivalent net interest income increased $888,000 or 6.80% compared to the same period in 2015. The tax equivalent adjustment to net interest income totaled $65,000 for the six months. The yield on earning assets decreased .02%, while the cost of funds increased .09% compared to the same period in 2015.

The three months ended June 30, 2016 tax equivalent net interest income increased $395,000 or 5.89% compared to the same period in 2015. The tax equivalent adjustment to net interest income totaled $33,000 for the three months.

The combination of the decrease in yield on assets and the increase in cost of funds for the three and six month periods coupled with changes in balance sheet leverage has resulted in the net interest margin decreasing to 4.39%, a decrease of 7 basis points year to date when compared to the same period in 2015. The quarter to date net interest margin of 4.37% is a 9 basis points decrease from the sale period in 2015. A schedule of the net interest margin for the three and six month periods ended June 30, 2016 and 2015 can be found in Table I on page 37.

The Interest Sensitivity Analysis contained in Table II on page 37 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 44.97% of rate sensitive assets and 35.42% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income decreased $207,000 or 10.90% for the six month period ended June 30, 2016. The decrease is primarily due to a decrease in Farmers and Merchants Financial Services income, a decrease in rental and merchant services income. The noninterest income for the three months ended June 30, 2016 decreased $4,000 or .40% over the same period in 2015.

Noninterest expense increased $626,000 for the six month period ended June 30, 2016 as compared to 2015. Expense increased in the areas of salaries and benefits (additions to staff at new branches), pension, and data processing. The noninterest expense for the three months ended June 30, 2016 increased $276,000 over the same period in 2015. As stated in the most recently available (June 30, 2016) Uniform Bank Performance Report, the Company’s and peer’s noninterest expenses averaged 2.78% and 2.84% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

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

As of June 30, 2016, the market value of securities available for sale exceeded their cost by $42,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $4,000,000 in securities that will mature in 2016 and $2,000,000 that are callable.

In reviewing investments as of June 30, 2016, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $565,999,000 increased $21.9 million at June 30, 2016 compared to December 31, 2015. Construction and land development increased $6.2 million, dealer finance portfolio increased $5.9 million and the real estate portfolio increased $2.6 million. Increases in other loan categories totaled $1.1 million with decreases in farmland, multifamily, consumer and credit cards.

Loans Held for Sale totaled $97,211,000 at June 30, 2016, an increase of $39,405,000 compared to December 31, 2015. Secondary market loan originations have been very strong for both VBS Mortgage and Northpointe Bank during the first six months of 2016.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $5,545,000 at June 30, 2016 compared to $6,526,000 at December 31, 2015. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2016, the Company holds $2,499,000 of real estate which was acquired through foreclosure. This is an increase of $371,000 compared to December 31, 2015.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2016	December 31, 2015

Nonaccrual Loans
Real Estate	$4,992	$5,698
Commercial	81	109
Home Equity	240	40
Other	100	108
	5,413	5,955

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	272
Commercial	-	25
Home Equity	-	107
Other	132	167
	132	571

Total Nonperforming loans	$5 545	$6,526

Restructured Loans current and performing:
Real Estate	8,369	8,713
Commercial	1,164	1,463
Home Equity	-	1,414
Other	95	91

Nonperforming loans as a percentage of loans held for investment	.98%	1.20%

Net Charge Offs to total loans held for investment	.13%	.04%

Allowance for loan and lease losses to nonperforming loans	145.50%	134.55%

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

The allowance for loan losses of $8,068,000 at June 30, 2016 is equal to 1.43% of loans held for investment. This compares to an allowance of $8,781,000 (1.61%) at December 31, 2015. Based on the evaluation of the loan portfolio described above, management has not funded the allowance in the first six months of 2016. Net charge-offs year to date totaled $713,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $10,041,000 since December 31, 2015. Time deposits decreased $1,126,000 during this period while demand deposits and savings deposits increased $11,167,000. The increase in deposits can be attributed to growth in the new branches during the year. The Bank also participates in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $1.7 million in CDARS funding, which is a decrease of $3.8 million from December 31, 2015.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of June 30, 2016 there were $50,000,000 in FHLB short-term borrowings, federal funds purchased totaled $7,310,000 and commercial repurchase agreements totaled $2,108,000. This compared to FHLB short-term borrowings of $20,000,000, federal funds purchased of $959,000 and commercial repurchase agreements of $3,995,000 at December 31, 2015.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. There were $1,965,000 of scheduled repayments and $20,000,000 in additional borrowings during the quarter ended June 30, 2016.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

At June 30, 2016, Company’s total risk based capital and leverage ratios were 14.50% and 11.91%, respectively, as compared to year end of 15.38% and 12.18%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 14.20% and 11.64%, respectively, as compared to year end of 15.24% and 12.06%, respectively. Both the Company and the Bank are reporting common equity tier 1 capital ratios of 11.74% and 12.95%, respectively as compared to year end of 12.46% and 13.99%. The Bank also reported a Capital conservation buffer of 6.20% as of June 30, 2016. For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) that allows for secured borrowings.

The following table presents the available and outstanding balances of the Company’s lines of credit:

	June 30, 2016
	Available	Outstanding
	Balance	Balance
	(in thousands)
Federal Funds Line - Community Bankers Bank	$15,000	$7,310
Federal Funds Line - Zions Bank	11,000	-
	$26,000	$7,310

The following table presents the borrowing capacity with the FHLB from pledged loans as of June 30, 2016:
June 30, 2016
(in thousands)
Borrowing capacity	$141,066
Outstanding borrowings	116,196
Total credit available	$24,870

The outstanding borrowings includes $50 million in short term borrowings that directly support the loans held for sale.

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

As of June 30, 2016, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.91% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 37.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016, and did not have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. The amendments were expected to result in the deconsolidation of many entities. The amendments were effective for the Company on January 1, 2016. The adoption of these amendments did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments were effective for the Company on January 1, 2016. The Company’s adoption of these amendments did not have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for [fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. The Company is evaluating the effect that this new guidance will have on our consolidated financial statements, but does not expect it will have a material effect on its financial statements.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective to each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015			June 30, 2016			June 30, 2015
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$555,532	$14,587	5.28%	$525,392	$13,792	5.29%	$560,509	$7,370	5.27%	$530,361	$6,989	5.29%
Loans held for sale	59,210	890	3.02%	38,530	513	2.68%	68,511	518	3.03%	47,579	321	2.71%
Federal funds sold	5,159	12.47%		7,267	8.22%		4,070	5.49%		5,806	3.21%
Interest bearing deposits	872	2.46%		1,329	-	-	851	1.47%		689	-	-
Investments
Taxable 3	17,798	139	1.57%	17,555	136	1.56%	17,434	70	1.61%	18,090	93	2.06%
Partially taxable	125	-	-	125	-	-	125	-	-	125	-	-
Total earning assets	$638,696	$15,630	4.92%	$590,198	$14,449	4.94%	$651,500	$7,964	4.90%	$602,650	$7,406	4.93%
Interest Expense
Demand deposits	109,842	245.45%		119,914	314.53%		112,131	126.45%		117,483	157.54%
Savings	95,299	208.44%		68,053	70.21%		97,741	108.44%		69,756	37.21%
Time deposits	162,265	695.86%		176,659	717.81%		162,894	356.87%		170,122	353.83%
Short-term debt	36,133	26.14%		32,569	30.19%		42,941	8.07%		45,012	19.17%
Long-term debt	47,497	501	2.12%	23,335	252	2.18%	47,546	263	2.22%	24,387	132	2.17%
Total interest bearing liabilities	$451,036	$1,676.75%		$420,530	$1,383.66%		$463,253	$862.75%		$426,760	$698.66%

Tax equivalent net interest income 1		$13,954			$13,066			$7,102			$6,708

Net interest margin			4.39%			4.46%			4.37%			4.46%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

June 30, 2016
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$21,823	$27,382	$115,420	$18,207	$-	$182,832
Installment	3,820	1,290	49,756	13,026	-	67,892
Real estate loans for investments	93,407	50,886	156,057	12,259	-	312,609
Loans held for sale	97,211	-	-	-	-	97,211
Credit cards	2,666	-	-	-	-	2,666
Interest bearing bank deposits	1,275	-	-	-	-	1,275
Investment securities	4,019	-	6,165	744	135	11,063
Total	$224,221	$79,558	$327,398	$44,236	$135	$675,548

Sources of funds
Interest bearing demand deposits	$-	$30,786	$64,115	$16,665	$-	$111,566
Savings deposits	-	19,948	59,842	19,947	-	99,737
Certificates of deposit $100,000 and over	3,378	11,440	35,201	-	-	50,019
Other certificates of deposit	18,685	27,916	63,294	-	-	109,895
Short-term borrowings	59,418	-	-	-	-	59,418
Long-term borrowings	1,107	3,322	39,714	22,053	-	66,196
Total	$82,588	$93,412	$262,166	$58,665	$-	$496,831

Discrete Gap	$141,633	$(13,854)	$65,232	$(14,429)	$135	$178,717

Cumulative Gap	$141,633	$127,779	$193,011	$178,582	$178,717

Ratio of Cumulative Gap to Total Earning Assets	20.97%	18.91%	28.57%	26.44%	26.46%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2016. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

101 The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

August 15, 2016

Exhibit Index:

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101 The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).