Form 10-Q
period 2016-09-30
F&M BANK CORP
filed 2016-11-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]          Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common Stock, par value - $5	3,268,641 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,
Interest income	2016	2015
Interest and fees on loans held for investment	$7,542	$7,086
Interest and fees on loans held for sale	540	295
Interest on federal funds sold and bank deposits	11	4
Interest on debt securities	105	66
Total interest income	8,198	7,451

Interest expense
Interest on demand deposits	126	112
Interest on savings accounts	114	64
Interest on time deposits over $100,000	131	122
Interest on other time deposits	237	228
Total interest on deposits	608	526
Interest on borrowed funds	361	196
Total interest expense	969	722

Net interest income	7,229	6,729

Provision for loan losses	-	-
Net interest income after provision for loan losses	7,229	6,729

Noninterest income
Service charges on deposit accounts	335	257
Insurance and other commissions	326	260
Other operating income	457	357
Income on bank owned life insurance	119	119
Low income housing partnership losses	(183)	(156)
Total noninterest income	1,054	837

Noninterest expense
Salaries	2,176	1,974
Employee benefits	628	555
Occupancy expense	184	164
Equipment expense	182	166
FDIC insurance assessment	113	132
Other	1,679	1,503
Total noninterest expense	4,962	4,494

Income before income taxes	3,321	3,072
Income tax expense	655	843
Consolidated net income – F & M Bank Corp.	2,666	2,229
Net income - Noncontrolling interest income	64	39
Net Income – F & M Bank Corp	$2,602	$2,190
Dividends paid on preferred stock	128	128
Net income available to common stockholders	$2,474	$2,062

Per share data
Net income – basic	$.75	$.63
Net income – diluted	.70	.59
Cash dividends	$.20	$.18
Weighted average common shares outstanding – basic	3,286,756	3,291,133
Weighted average common shares outstanding – diluted	3,731,156	3,735,533

See notes to unaudited consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(In Thousands of Dollars Except per Share Amounts)
(Unaudited)
	Nine Months Ended
	September 30,
Interest income	2016	2015
Interest and fees on loans held for investment	$22,064	$20,813
Interest and fees on loans held for sale	1,430	808
Interest on federal funds sold and bank deposits	25	12
Interest on debt securities	244	202
Total interest income	23,763	21,835

Interest expense
Interest on demand deposits	371	426
Interest on savings accounts	322	134
Interest on time deposits over $100,000	377	367
Interest on other time deposits	687	700
Total interest on deposits	1,757	1,627
Interest on borrowed funds	888	478
Total interest expense	2,645	2,105

Net interest income	21,118	19,730
Provision for loan losses	-	300
Net interest income after provision for loan losses	21,118	19,430

Noninterest income
Service charges on deposit accounts	841	719
Insurance and other commissions	831	770
Other operating income	1,259	1,042
Income on bank owned life insurance	356	354
Low income housing partnership losses	(548)	(470)
Total noninterest income	2,739	2,415

Noninterest expense
Salaries	6,339	5,667
Employee benefits	1,927	1,718
Occupancy expense	552	504
Equipment expense	536	480
FDIC insurance assessment	338	522
Other	4,774	4,481
Total noninterest expense	14,466	13,372

Income before income taxes	9,391	8,473
Income tax expense	2,187	2,121
Consolidated net income – F & M Bank Corp.	7,204	6,352
Net income - Noncontrolling interest income	154	115
Net Income – F & M Bank Corp	$7,050	$6,237
Dividends paid/accumulated on preferred stock	383	383
Net income available to common stockholders	$6,667	$5,854

Per share data
Net income – basic	$2.03	$1.78
Net income – diluted	1.89	1.67
Cash dividends	$.58	$.54
Weighted average shares outstanding – basic	3,286,165	3,292,709
Weighted average shares outstanding – diluted	3,730,565	3,737,109

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income:
Net Income – F & M Bank Corp	$7,050	$6,237	$2,602	$2,190
Net Income attributable to noncontrolling interest	154	115	64	39
Consolidated net income	7,204	6,352	2,666	2,229

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available-for-sale securities	32	44	(6)	21
Tax effect	(11)	(15)	2	(7)
Change in unrealized holding gain (loss), net of tax	21	29	(4)	14
Total other comprehensive income (loss)	21	29	(4)	14

Comprehensive income	$7,225	$6,381	$2,662	$2,243

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Balance Sheets
(In Thousands of Dollars Except per Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,719	$6,923
Money market funds	286	1,596
Federal funds sold	4,151	-
Cash and cash equivalents	12,156	8,519
Securities:
Held to maturity – fair value of $125 in 2016 and 2015	125	125
Available for sale	24,859	13,047
Other investments	13,658	12,157
Loans held for sale	83,164	57,806
Loans held for investment	578,089	544,053
Less: allowance for loan losses	(7,571)	(8,781)
Net loans held for investment	570,518	535,272

Other real estate owned	2,076	2,128
Bank premises and equipment, net	9,343	7,542
Interest receivable	1,680	1,709
Goodwill	2,670	2,670
Bank owned life insurance	13,395	13,046
Deferred tax asset	1,539	1,640
Other assets	10,109	9,696
Total assets	$745,292	$665,357

Liabilities
Deposits:
Noninterest bearing	$145,832	$134,787
Interest bearing:
Demand	88,946	81,492
Money market accounts	29,125	26,968
Savings	105,805	90,383
Time deposits over $100,000	51,058	53,625
All other time deposits	107,058	107,415
Total deposits	527,824	494,670

Short-term borrowings	51,229	24,954
Accrued liabilities	13,625	14,622
Long-term borrowings	65,089	48,161
Total liabilities	657,767	582,407

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, issued and outstanding for September 30, 2016 and December 31, 2015, respectively	9,425	9,425
Common stock, $5 par value, 6,000,000 shares authorized, 3,274,512 and 3,293,909 shares issued and outstanding for September 30, 2016 and December 31, 2015, respectively	16,373	16,427
Retained earnings	52,819	48,056
Noncontrolling interest	653	573
Accumulated other comprehensive loss	(2,659)	(2,680)
Total stockholders’ equity	87,525	82,950
Total liabilities and stockholders’ equity	$745,292	$665,357

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$7,050	$6,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	602	525
Amortization of security premiums, net	105	109
Origination of loans held for sale originated	(66,706)	(56,301)
Sale of loans held for sale	63,478	55,298
Provision for loan losses	-	300
Decrease in interest receivable	29	20
Increase in other assets	(67)	(916)
Increase (decrease) in accrued expenses	(1,167)	1,660
Amortization of limited partnership investments	548	470
Income from life insurance investment	(356)	(354)
Loss on Other Real Estate Owned	20	511
Net adjustments	(3,514)	1,322
Net cash provided by operating activities	3,536	7,559

Cash flows from investing activities
Purchase of investments available for sale	(26,109)	(10,540)
Proceeds from maturity of investments available for sale	12,175	8,167
Net increase in loans held for investment	(35,837)	(22,195)
Net increase in loans held for sale participations	(22,131)	(41,098)
Proceeds from the sale of other real estate owned	623	361
Purchase of property and equipment	(2,403)	(1,435)
Net cash used in investing activities	(73,682)	(66,740)

Cash flows from financing activities
Net change in demand and savings deposits	36,078	18,248
Net change in time deposits	(2,924)	(25,936)
Net change in short-term debt	26,275	23,881
Cash dividends paid	(2,287)	(2,161)
Proceeds from issuance of common stock	132	99
Proceeds from issuance of long-term debt	20,000	30,000
Repurchase of common stock	(421)	(261)
Repayment of long-term debt	(3,070)	(982)
Net cash provided by financing activities	73,783	42,888

Net increase (decrease) in Cash and Cash Equivalents	3,637	(16,293)
Cash and cash equivalents, beginning of period	8,519	23,203
Cash and cash equivalents, end of period	$12,156	$6,910
Supplemental disclosure
Cash paid for:
Interest expense	$2,633	$2,126
Income taxes	2,300	1,500
Transfer from loans to other real estate owned	592	155
Noncash exchange of other real estate owned	-	(328)
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Balance, beginning of period	$82,950	$77,798

Comprehensive income
Net income – F & M Bank Corp	7,050	6,237
Net income attributable to noncontrolling interest	154	115
Other comprehensive income	21	29
Total comprehensive income	7,225	6,381

Minority interest capital distributions	(74)	(18)
Issuance of common stock	132	99
Repurchase of common stock	(421)	(261)
Dividends paid	(2,287)	(2,161)
Balance, end of period	$87,525	$81,838

See notes to unaudited consolidated financial statements

 F & M BANK CORP.
Note 1.
Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of F & M Bank Corp. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015. The notes included herein should be read in conjunction with the notes to financial statements included in the 2015 annual report to shareholders of F & M Bank Corp.

Note 1 to the 2015 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017.

In August 2015, the FASB deferred the effective date of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements

In January 2015, the FASB issued guidance to eliminate from U.S. Generally Acceptable Accounting Principles (GAAP) the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016, and did not have a material effect on its financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. These amendments did not a material effect on the Company’s financial statements

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

  F & M BANK CORP.

Note 1.
Accounting Principles, continued

In February 2016, the FASB issued new guidance on accounting for leases, which generally requires all leases to be recognized in the statement of financial position. The provisions of this guidance are effective for reporting periods beginning after December 15, 2018 including interim periods within those fiscal periods; early adoption is permitted. These provisions are to be applied using a modified retrospective approach. The Company is evaluating the effect that this new guidance will have on our consolidated financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

On November 3, 2016, the Board of Directors of the Company approved a stock repurchase program for up to 150,000 shares of its common stock. There is no assurance that the Company will repurchase any shares under this program, but repurchased shares will become authorized but unissued shares of common stock.

F & M BANK CORP.
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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (in thousands):

	For the Nine months ended	For the Quarter ended	For the Nine months ended	For the Quarter ended
In thousands of dollars	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
Earnings available to common stockholders:
Net income	$7,204	$2,666	$6,352	$2,229
Minority interest	154	64	115	39
Preferred stock dividends	383	128	383	128
Net income available to common stockholders	$6,667	$2,474	$5,854	$2,062

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$6,666,742	3,286,165	$2.03	$5,853,624	3,292,709	$1.78
Effect of Dilutive Securities:
Convertible Preferred Stock	382,500	444,400	(0.14)	382,500	444,400	(0.08)
Diluted EPS	$7,049,242	3,730,565	$1.89	$6,236,124	3,737,109	$1.67

  F & M BANK CORP.
Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value, amortized cost and unrealized gains and losses at September 30, 2016 and December 31, 2015 are reflected in the table below. The amortized costs of investment securities held to maturity are carried in the consolidated balance sheets and their approximate market values at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
		Market		Market
(in thousands)	Cost	Value	Cost	Value

Securities held to maturity
U. S. Treasury and agency obligations	$125	$125	$125	$125
Total	$125	$125	$125	$125

	September 30, 2016
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$24,008	$19	$-	$24,027
Mortgage-backed securities	679	18	-	697
Marketable equities	135	-	-	135
Total	$24,822	$37	$-	$24,859

	December 31, 2015
		Unrealized		Market
	Cost	Gains	Losses	Value
Securities available for sale
U. S. Treasuries	$4,015	$6	$-	$4,021
Government sponsored enterprises	8,081	4	11	8,074
Mortgage-backed securities	811	6	-	817
Marketable equities	135	-	-	135
Total	$13,042	$16	$11	$13,047

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$24,008	$24,027
Due after one year through five years	125	125	-	-
Due after five years	-	-	814	832
Total	$125	$125	$24,822	$24,859

F & M BANK CORP.
Note 2.
Investment Securities, continued

There were no gains and losses on sales of securities in the third quarter of 2016 or 2015. There were also no securities with an other than temporary impairment.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2015 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Government sponsored Enterprises	$6,056	$(11)	$-	$-	$6,056	$(11)
Total	$6,056	$(11)	$-	$-	$6,056	$(11)

There were no unrealized losses for securities at September 30, 2016.

Other investments, which consist of stock of correspondent banks and investments in low income housing projects, increased since December 31, 2015. This increase is due to FHLB stock purchases during the nine months of 2016.

Note 3.
Loans Held for Investment

 Loans outstanding at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	2016	2015
Construction/Land Development	$77,478	$69,759
Farmland	12,697	13,378
Real Estate	168,911	166,587
Multi-Family	6,929	7,559
Commercial Real Estate	143,376	128,032
Home Equity – closed end	10,775	9,135
Home Equity – open end	55,852	56,599
Commercial & Industrial – Non-Real Estate	28,760	27,954
Consumer	7,218	8,219
Dealer Finance	63,406	54,086
Credit Cards	2,687	2,745
Total	$578,089	$544,053

F & M BANK CORP.

Note 3.
Loans Held for Investment, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$3,913	$4,207	$-	$1,361	$1,499	$-
Farmland	-	-	-	-	-	-
Real Estate	774	774	-	1,097	1,097	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,985	1,985	-	307	307	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	347	-	1,159	1,159	-
Commercial & Industrial – Non-Real Estate	173	173	-	181	181	-
Consumer	15	15	-	18	18	-
Credit cards	-	-	-	-	-	-
Dealer Finance	24	24	-	4	4	-
	6,884	7,525		4,127	4,265

Impaired loans with a valuation allowance
Construction/Land Development	6,836	6,836	1,601	11,534	11,534	2,373
Farmland	-	-	-	-	-	-
Real Estate	1,210	1,210	219	324	324	238
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	955	955	53	890	890	18
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	1,061	1,061	241	1,414	1,414	269
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	57	57	18	68	68	17
	10,119	10,119	2,132	14,230	14,230	2,915

Total impaired loans	$17,003	$17,644	$2,132	$18,357	$18,495	$2,915

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

 F & M BANK CORP.
Note 3.
Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$2,649	$15	$3,423	$18	$2,009	$32	$4,153	$110
Farmland	-	-	-	-	-	-	-	-
Real Estate	778	8	1,146	7	860	28	643	43
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	993	77	728	(17)	674	79	1,016	13
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	964	(35)	1,553	10	1,167	8	1,601	82
Commercial & Industrial – Non-Real Estate	174	2	185	3	177	2	187	9
Consumer and credit cards	7	2	10	-	12	-	5	-
Dealer Finance	24	(1)	-	2	15	1	-	2
	5,589	68	7,045	23	4,914	150	7,605	259
Impaired loans with a valuation allowance:
Construction/Land Development	8,429	112	12,590	29	$9,761	$212	13,222	$220
Farmland	-	-	-	-	-	-	-	-
Real Estate	1,214	14	663	25	994	40	793	43
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	958	14	887	1	944	42	902	3
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	1,234	(5)	824	58	1,322	14	412	58
Commercial & Industrial – Non-Real Estate	14	(1)	-	-	14	0	-	-
Consumer and credit card	-	-	-	-	-	-	-	-
Dealer Finance	72	-	51	-	72	3	41	3
	11,921	134	15,015	113	13,107	311	15,370	327
Total Impaired Loans	$17,510	$202	$22,060	$136	$18,021	$461	$22,975	$586

  F & M BANK CORP.
Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows for the nine months and twelve months ended September 30, 2016 and December 31, 2015:

Nine months ended September 30, 2016 (in thousands)	12/31/15 Balance	Charge-offs	Recoveries	Provision	9/30/16 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$294	$4	$(869)	$3,283	$1,601	$1,682
Farmland	95	-	-	(59)	36	-	36
Real Estate	806	23	4	208	995	219	776
Multi-Family	71	-	-	(47)	24	-	24
Commercial Real Estate	445	18	114	179	720	53	667
Home Equity – closed end	174	6	-	(78)	90	-	90
Home Equity – open end	634	348	106	308	700	241	459
Commercial & Industrial – Non-Real Estate	1,055	293	39	(144)	657	-	657
Consumer	108	35	13	16	102	-	102
Dealer Finance	836	618	164	510	892	18	874
Credit Cards	115	63	44	(24)	72	-	72
Total	$8,781	$1,698	$488	$-	$7,571	$2,132	$5,439

Twelve months ended December 31, 2015 (in thousands)	12/31/14 Balance	Charge-offs	Recoveries	Provision	12/31/15 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$156	$85	$(225)	$4,442	$2,373	$2,069
Farmland	-	-	-	95	95	-	95
Real Estate	623	25	37	171	806	238	568
Multi-Family	-	-	-	71	71	-	71
Commercial Real Estate	126	-	65	254	445	18	427
Home Equity – closed end	188	26	6	6	174	-	174
Home Equity – open end	154	51	-	531	634	269	365
Commercial & Industrial – Non-Real Estate	1,211	-	62	(218)	1,055	-	1,055
Consumer	214	32	32	(106)	108	-	108
Dealer Finance	1,336	251	24	(273)	836	17	819
Credit Cards	135	60	46	(6)	115	-	115
Total	$8,725	$601	$357	$300	$8,781	$2,915	$5,866

  F & M BANK CORP.
Note 4.
Allowance for Loan Losses, continued

A summary of changes in the allowance for loan losses follows for the three months ended September 30, 2016 and December 31, 2015:

Three months ended September 30, 2016 (in thousands)	6/30/16 Balance	Charge-offs	Recoveries	Provision	9/30/16 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,382	$-	$2	$(101)	$3,283	$1,601	$1,682
Farmland	38	-	-	(2)	36	-	36
Real Estate	1,031	-	-	(36)	995	219	776
Multi-Family	24	-	-	-	24	-	24
Commercial Real Estate	704	-	27	(11)	720	53	667
Home Equity – closed end	167	5	-	(72)	90	-	90
Home Equity – open end	963	347	36	48	700	241	459
Commercial & Industrial – Non-Real Estate	793	63	-	(73)	657	-	657
Consumer	130	12	2	(18)	102	-	102
Dealer Finance	764	232	107	253	892	18	874
Credit Cards	72	32	20	12	72	-	72
Total	$8,068	$691	$194	$-	$7,571	$2,132	$5,439

Three months ended December 31, 2015 (in thousands)	9/30/15 Balance	Charge-offs	Recoveries	Provision	12/31/15 Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$5,154	$18	$2	$(696)	$4,442	$2,373	$2,069
Farmland	87	-	-	8	95	-	95
Real Estate	486	-	37	283	806	238	568
Multi-Family	82	-	-	(11)	71	-	71
Commercial Real Estate	95	-	17	333	445	18	427
Home Equity – closed end	160	1	-	15	174	-	174
Home Equity – open end	185	-	-	449	634	269	365
Commercial & Industrial – Non-Real Estate	828	-	2	225	1,055	-	1,055
Consumer	205	8	11	(100)	108	-	108
Dealer Finance	1,477	140	4	(505)	836	17	819
Credit Cards	111	4	9	(1)	115	-	115
Total	$8,870	$171	$82	$-	$8,781	$2,915	$5,866

  F & M BANK CORP.
Note 4.
Allowance for Loan Losses, continued

The following is a summary of total loans by loan segments, as well as total loans by each segment individually and collectively evaluated for impairment as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,478	$10,749	$66,729
Farmland	12,697	-	12,697
Real Estate	168,911	1,984	166,927
Multi-Family	6,929	-	6,929
Commercial Real Estate	143,376	2,940	140,436
Home Equity – closed end	10,775	-	10,775
Home Equity –open end	55,852	1,061	54,791
Commercial & Industrial – Non-Real Estate	28,760	173	28,587
Consumer	7,218	15	7,203
Dealer Finance	63,406	81	63,325
Credit Cards	2,687	-	2,687
	$578,089	$17,003	$561,086
Total

December 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$69,759	$12,895	$56,864
Farmland	13,378	-	13,378
Real Estate	166,587	1,421	165,167
Multi-Family	7,559	-	7,559
Commercial Real Estate	128,032	1,197	126,835
Home Equity – closed end	9,135	-	9,135
Home Equity –open end	56,599	2,573	54,026
Commercial & Industrial – Non-Real Estate	27,954	181	27,773
Consumer	8,219	18	8,201
Dealer Finance	54,086	72	54,013
Credit Cards	2,745	-	2,745
	$544,053	$18,357	$525,696
Total

The following table presents the aging of the recorded investment in past due loans by segments as of September 30, 2016 and December 31, 2015 (in thousands):

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
September 30, 2016
Construction/Land Development	$141	$49	$-	$3,624	$3,814	$73,664	$77,478
Farmland	-	-	-	-	-	12,697	12,697
Real Estate	1,813	802	367	618	3,600	165,311	168,911
Multi-Family	-	-	-	-	-	6,929	6,929
Commercial Real Estate	166	-	-	-	166	143,210	143,376
Home Equity – closed end	7	32	-	-	39	10,736	10,775
Home Equity – open end	177	-	24	1,294	1,495	54,357	55,852
Commercial & Industrial – Non- Real Estate	114	-	-	71	185	28,575	28,760
Consumer	55	11	-	3	69	7,149	7,218
Dealer Finance	818	179	128	67	1,192	62,214	63,406
Credit Card	27	-	-	-	27	2,660	2,687
Total	$3,318	$1,073	$519	$5,677	$10,587	$567,502	$578,089

  F & M BANK CORP.
Note 4.
Allowance for Loan Losses, continued

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2015
Construction/Land Development	$104	$-	$-	$4,688	$4,792	$64,967	$69,759
Farmland	-	-	-	-	-	13,378	13,378
Real Estate	2,684	1,332	272	1,010	5,298	161,289	166,587
Multi-Family	-	-	-	-	-	7,559	7,559
Commercial Real Estate	340	241	-	-	581	127,451	128,032
Home Equity – closed end	41	7	-	-	48	9,087	9,135
Home Equity – open end	918	46	107	40	1,111	55,488	56,599
Commercial & Industrial – Non- Real Estate	114	3	25	109	251	27,703	27,954
Consumer	120	10	-	-	130	8,089	8,219
Dealer Finance	905	183	152	108	1,348	52,738	54,086
Credit Cards	10	13	15	-	38	2,707	2,745
Total	$5,236	$1,835	$571	$5,955	$13,597	$530,456	$544,053

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

CREDIT QUALITY INDICATORS (in thousands)
AS OF SEPTEMBER 30, 2016
Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,061	$12,674	$39,583	$11,711	$1,913	$10,536	$-	$77,478
Farmland	65	-	2,983	3,272	3,943	2,434	-	-	12,697
Real Estate	-	1,168	50,958	81,142	28,400	5,614	1,629	-	168,911
Multi-Family	-	331	3,045	3,363	190	-	-	-	6,929
Commercial Real Estate	-	2,897	30,154	84,555	21,148	1,534	3,088	-	143,376
Home Equity – closed end	-	-	3,352	4,189	1,780	1,454	-	-	10,775
Home Equity – open end	124	1,540	15,299	32,318	4,540	480	1,551	-	55,852
Commercial & Industrial (Non-Real Estate)	1,416	786	6,262	17,655	2,473	78	90	-	28,760
Total	$1,605	$7,783	$124,727	$266,077	$74,185	$13,507	$16,894	$-	$504,778

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Credit Cards	Consumer
Performing	$2,687	$70,426
Non performing	-	198
Total	$2,687	$70,624

  F & M BANK CORP.
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

Note 5.
Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Bank does not plan to make any contributions for the 2016 plan year. The following is a summary of net periodic pension costs for the three and nine-month periods ended September 30, 2016 and 2015.

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Service cost	$473,904	$486,251	$157,968	$162,084
Interest cost	339,672	318,208	113,224	102,736
Expected return on plan assets	(640,812)	(629,114)	(213,604)	(209,705)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	(11,427)	(11,427)	(3,809)	(3,809)
Amortization of net (gain) or loss	167,358	135,482	55,786	45,161
Net periodic pension cost	$328,695	$289,400	$109,565	$96,467

  F & M BANK CORP.

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

  F & M BANK CORP.
Note 6.
Fair Value, continued

For level 3 assets and liabilities measured at fair value on a recurring basis or non-recurring basis as of September 30, 2016 and December 31, 2015 and significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$7,987	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,076	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$11,315	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%
Other Real Estate Owned	$2,128	Discounted appraised value	Discount for selling costs and age of appraisals	15%-55%

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands).

September 30, 2016	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$24,027	$-	$24,027	$-
Government sponsored enterprises	-	-	-	-
Mortgage-backed obligations of federal agencies	697	-	697	-
Marketable Equities	135	-	135	-
Investment securities available for sale	$24,859	-	$24,859	-

Total assets at fair value	$24,859	$-	$24,859	$-

Derivative financial instruments at fair value	$15	-	$15	-

Total liabilities at fair value	$15	$-	$15	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$4,021	$-	$4,021	$-
Government sponsored enterprises	8,074	-	8,074	-
Mortgage-backed obligations of federal agencies	817	-	817	-
Marketable Equities	135	-	135	-
Investment securities available for sale	13,047	-	13,047	-

Total assets at fair value	$13,047	$-	$13,047	$-

Derivative financial instruments at fair value	$15	-	$15	-

Total liabilities at fair value	$15	$-	$15	$-

  F & M BANK CORP.
Note 6.
Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value (in thousands) on a non-recurring basis. The Company has determined that Other Real Estate Owned and Impaired Loans are Level 3.

September 30, 2016	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,076	-	-	$2,076
		-	-
Construction/Land Development	5,235	-	-	5,235
Farmland	-	-	-	-
Real Estate	991	-	-	991
Multi-Family	-	-	-	-
Commercial Real Estate	902	-	-	902
Home Equity – closed end	-	-	-	-
Home Equity – open end	820	-	-	820
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	39	-	-	39
Impaired loans	7,987	-	-	7,987

Loans held for sale	83,164	-	83,164	-

Total assets at fair value	$93,228	$-	$83,164	$10,064

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Other Real Estate Owned	$2,128	-	-	$2,128
		-	-
Construction/Land Development	9,161	-	-	9,161
Farmland	-	-	-	-
Real Estate	85	-	-	85
Multi-Family	-	-	-	-
Commercial Real Estate	872	-	-	872
Home Equity – closed end	-	-	-	-
Home Equity – open end	1,145	-	-	1,145
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	52	-	-	52
Impaired loans	11,315	-	-	11,315

Loans held for sale	57,806	-	57,806	-

Total assets at fair value	$71,249	-	$57,806	$13,443

Total liabilities at fair value	$-	$-	$-	$-

  F & M BANK CORP.
Note 7. Disclosures about Fair Value of Financial Instruments

ASC 825 “Financial Instruments” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets
Cash and cash equivalents	$12,156	$12,156	$8,519	$8,519
Loans held for investment	587,288	578,089	555,762	544,053
Loans held for sale	83,164	83,164	57,806	57,806
Interest receivable	1,680	1,680	1,709	1,709
Investments	38,642	38,605	25,329	25,324
Financial Liabilities
Time deposits	158,964	158,116	162,524	161,040
Short-term debt	51,229	51,229	24,954	24,954
Long-term debt	64,856	65,089	48,565	48,161

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

During the nine months ended September 30, 2016, there were seven loan modification that were considered to be troubled debt restructurings, however one is now paid off and one is charged off. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Nine Months ended September 30, 2016
		Pre-Modification	Post-Modification
		Outstanding (in thousands)	Outstanding (in thousands)
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Real Estate	2	$142	$142
Consumer	4	33	33
Total	7	$175	$175

  F & M BANK CORP.
Note 8.
Troubled Debt Restructuring, continued

During the quarter ended September 30, 2016, there was one loan modifications that was a troubled debt restructurings.

	Three Months ended September 30, 2016
		Pre-Modification	Post-Modification
		Outstanding (in thousands)	Outstanding (in thousands)
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Consumer	1	$6	$6
Total	1	$6	$6

At September 30, 2016, six loans that had been restructured in the previous 12 months, were in default or were on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	September 30, 2016
		Pre-Modification	Post-Modification
		Outstanding (in thousands)	Outstanding (in thousands)
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Real Estate	5	$2,053	$2,053
Consumer	1	15	15
Total	6	$2,068	$2,068

During the nine months ended September 30, 2015, there were fifteen loan modifications that were considered to be troubled debt restructurings. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Nine Months ended September 30, 2015
		Pre-Modification	Post-Modification
		Outstanding (in thousands)	Outstanding (in thousands)
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$978	$978
Real Estate	5	3,342	3,342
Home Equity	5	1,648	1,648
Consumer	4	40	40
Total	15	$6,008	$6,008

During the quarter ended September 30, 2015, there were seven loan modifications that were considered to be troubled debt restructurings.

	Three Months ended September 30, 2015
		Pre-Modification	Post-Modification
		Outstanding (in thousands)	Outstanding (in thousands)
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$978	$978
Real Estate	1	612	612
Home Equity	5	1,648	1,648
Total	7	$3,238	$3,238

At September 30, 2015, there were no trouble debt restructurings from the previous 12 months that went into default or was on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its twelve branch offices as well as its loan production offices located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers) and in Fishersville, VA. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides title insurance, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville, VA.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. For further discussion refer to page 33 in the Management Discussion and Analysis.

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

Overview

Net income for the nine months ended September 30, 2016 was $7,050,000 or $2.03 per share, compared to $6,237,000 or $1.78 in the same period in 2015, an increase of 13.04%. During the nine months ended September 30, 2016, noninterest income increased 13.42% and noninterest expense increased 8.18% during the same period. Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2016	2015

Net Income from Bank Operations	$6,836	$6,090
Income from Parent Company Activities	214	147
Net Income for the nine months ended September 30	$7,050	$6,237

During the three months ended September 30, 2016, net income was $2,602,000 or $.75 per share, compared to $2,190,000 or $.63 in the same period in 2015, an increase of 18.81%. In the three months ended September 30, 3016, noninterest income increased 25.93% and noninterest expense increased 10.41% compared to the same period in 2015.

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 39, the 2016 year to date tax equivalent net interest income increased $1,421,000 or 7.18% compared to the same period in 2015. The tax equivalent adjustment to net interest income totaled $98,000 for the nine months. The yield on earning assets decreased .05%, while the cost of funds increased .10% compared to the same period in 2015. The three months ended September 30, 2016 tax equivalent net interest income increased $532,000 or 7.91% compared to the same period in 2015. The tax equivalent adjustment to net interest income totaled $33,000 for the three months.

The combination of the decrease in yield on assets and the increase in cost of funds for the three and nine month periods coupled with changes in balance sheet leverage has resulted in the net interest margin decreasing to 4.33%, a decrease of 12 basis points year to date when compared to the same period in 2015. The quarter to date net interest margin of 4.23% is an 18 basis points decrease from the same period in 2015. The loans held for sale portfolio has had substantial growth in the average balances and while the portfolio is highly profitable, the yield is lower. A schedule of the net interest margin for the three and nine month periods ended September 30, 2016 and 2015 can be found in Table I on page 39.

The Interest Sensitivity Analysis contained in Table II on page 40 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 47.21% of rate sensitive assets and 33.13% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

The increase in noninterest income of $324,000 for the nine-month period ended September 30, 2016 and $217,000 for the three-month period ended 2016 is primarily due to an increase in income from VBS Mortgage, service charge income and debit card fees over the same period in 2015.

Noninterest expense increased $1,094,000 for the nine-month period ended September 30, 2016 as compared to 2015. Expense increased in the areas of salaries and benefits (additions to staff at new branches), legal and professional fees, and demand account program fees. The noninterest expense for the three ended September 30, 2016 increased $468,000 over the same period in 2015. As stated in the most recently available (September 30, 2016) Uniform Bank Performance Report, the Company’s and peer’s noninterest expenses averaged 2.76% and 2.84% of average assets, respectively. The Company’s operating costs have always compared favorably to the peer group due to an excellent asset to employee ratio and below average facilities costs.

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at .25% to ..50% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Combined balances in fed funds sold and interest bearing bank deposits have increased since year end due to the growth in Loans Held for Sale. At September 30, 2016, the Company held $286,000 in interest bearing bank deposits and $4,151,000 in federal funds sold as compared to $1,596,000 in interest bearing bank deposits and $0 in federal funds sold at December 31, 2015.

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

At September 30, 2016, the Company’s investment portfolio totaled $38.6 million as compared to $25.3 million at December 31, 2015. As of September 30, 2016, the market value of securities available for sale exceeded their cost by $37,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. Other investments consist of stock of correspondent banks and investments in low income housing projects. There are $20 million in securities that mature in 2016.

In reviewing investments as of September 30, 2016, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $578,089,000 increased $34.0 million at September 30, 2016 compared to December 31, 2015. Commercial real estate increased $15.3 million, dealer finance portfolio increased $9.3 million, construction and land development increased $7.7 million and the real estate portfolio increased $3.2 million. Increases in other loan categories totaled $1.0 million with decreases in farmland, multifamily, consumer and credit cards.

Loans Held for Sale totaled $83,164,000 at September 30, 2016, an increase of $25,358,000 compared to December 31, 2015. Secondary market loan originations have been very strong for both VBS Mortgage and Northpointe Bank during the first nine months of 2016.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $6,196,000 at September 30, 2016 compared to $6,526,000 at December 31, 2015. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2016, the Company holds $2,076,000 of real estate which was acquired through foreclosure. This is a decrease of $52,000 compared to December 31, 2015.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2016	December 31, 2015

Nonaccrual Loans
Real Estate	$4,241	$5,698
Commercial	71	109
Home Equity	1,295	40
Other	70	108
	5,677	5,955

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	367	272
Commercial	-	25
Home Equity	23	107
Other	129	167
	519	571

Total Nonperforming loans	$6,196	$6,526

Restructured Loans current and performing:
Real Estate	8,751	8,713
Commercial	1,128	1,463
Home Equity	-	1,414
Other	87	91

Nonperforming loans as a percentage of loans held for investment	1.07%	1.20%

Net Charge Offs to total loans held for investment	.21%	.04%

Allowance for loan and lease losses to nonperforming loans	122.19%	134.55%

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

The allowance for loan losses of $7,571,000 at September 30, 2016 is equal to 1.31% of loans held for investment. This compares to an allowance of $8,781,000 (1.61%) at December 31, 2015. Based on the evaluation of the loan portfolio described above, management has not funded the allowance in the first nine months of 2016. Net charge-offs year to date totaled $1,210,000.

The overall level of the allowance is slightly higher than the national peer group average. Based on historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio, management is of the opinion that the allowance for loan losses fairly states the estimated losses in the current portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses (in thousands)	September 30, 2016	Percentage of Loans in Each Category	December 31, 2015	Percentage of Loans in Each Category
Construction/Land Development	$3,283	43.36%	$4,442	50.59%
Real Estate	995	13.14%	806	9.18%
Commercial, Financial and Agricultural	1,437	18.98%	1,666	18.97%
Consumer	1,066	14.09%	1,059	12.06%
Home Equity	790	10.42%	808	9.20%
Total	$7,571	100.00%	$8,781	100.00%

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits have increased $33,154,000 since December 31, 2015. Time deposits decreased $2,924,000 during this period while demand deposits and savings deposits increased $36,078,000. The increase in deposits can be attributed to all branches and areas in our footprint; programs and products have been put into place in the last several years to grow deposits. The Bank also participates in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At quarter end the Bank had a total of $1.8 million in CDARS funding, which is a decrease of $3.87 million from December 31, 2015.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), short-term fixed rate FHLB borrowings and commercial repurchase agreements (repos). Commercial customers deposit operating funds into their checking account and by mutual agreement with the bank their excess funds are swept daily into the repurchase accounts. These accounts are not considered deposits and are not insured by the FDIC. The Bank pledges securities held in its investment portfolio as collateral for these short-term loans. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of September 30, 2016, there were $50,000,000 in FHLB short-term borrowings and commercial repurchase agreements totaled $1,229,000. This compared to FHLB short-term borrowings of $20,000,000, federal funds purchased of $959,000 and commercial repurchase agreements of $3,995,000 at December 31, 2015.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. For the nine months ended September 30, 2016 there were $3,072,000 in scheduled repayments and $20,000,000 in additional borrowings. There were $1,107,000 of scheduled repayments and no additional borrowings during the quarter ended September 30, 2016.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

At September 30, 2016, Company’s total risk based capital and leverage ratios were 14.70% and 11.61%, respectively, as compared to December 31, 2015 of 15.38% and 12.18%, respectively. For the same period, Bank-only total risk based capital and leverage ratios were 14.37% and 11.32%, respectively, as compared to December 31, 2015 of 15.24% and 12.06%, respectively. Both the Company and the Bank are reporting common equity tier 1 capital ratios of 11.98% and 13.16%, respectively as compared to December 31, 2015 of 12.46% and 13.99%. The Bank also reported a Capital conservation buffer of 6.37% as of September 30, 2016. For both the Company and the Bank these ratios are in excess of regulatory minimums to be considered “well capitalized”.

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The Company’s significant fixed and determinable contractual obligations include time deposits and short term debt, the payment dates of which are presented in Table II on page 40. The payment amounts represent those amounts contractually due to the recipient.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank maintains lines of credit with its primary correspondent financial institution, Community Bankers Bank, and Zions Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) that allows for secured borrowings.

The following table presents the available and outstanding balances of the Company’s lines of credit

	September 30, 2016
(in thousands)	Available	Outstanding
	Balance	Balance
Federal Funds Line - Community Bankers Bank	$15,000	$-
Federal Funds Line - Zions Bank	11,000	-
	$26,000	$-

The following table presents the borrowing capacity with the FHLB from pledged loans as of September 30, 2016:

(in thousands)	September 30, 2016
Borrowing capacity	$142,229
Outstanding borrowings	120,089
Total credit available	$22,140

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

As of September 30, 2016, the Company had a cumulative Gap Rate Sensitivity Ratio of 23.31% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 40.

F & M BANK CORP.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Risk

                The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Company had the following commitments outstanding:

	September 30, 2016	December 31, 2015
Commitments to loan money	$156,166,861	$135,138,834
Standby letters of credit	1,059,128	1,344,191

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

Effect of Newly Issued Accounting Standards

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015			September 30, 2016			September 30, 2015
	Average	Income/		Average	Income/		Average	Income/		Average	Income/
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates5
Interest income
Loans held for investment1,2	$561,347	$22,162	5.27%	$529,007	$20,878	5.28%	$570,252	$7,575	5.27%	$536,507	$7,086	5.24%
Loans held for sale	68,145	1,430	2.80%	39,813	808	2.71%	84,165	540	2.55%	42,335	295	2.76%
Federal funds sold	6,402	22.46%		7,394	12.22%		8,863	10.45%		7,643	4.21%
Interest bearing deposits	778	2.34%		1,388	-	-	594	-	-	1,506	-	-
Investments
Taxable 3	17,388	245	1.88%	17,416	202	1.55%	16,576	106	2.50%	17,895	66	1.44%
Partially taxable	125	-	-	125	-	-	125	-	-	125	-	-
Total earning assets	$654,185	$23,861	4.87%	$595,143	$21,900	4.92%	$680,575	$8,231	4.80%	$606,011	$7,451	4.88%
Interest Expense
Demand deposits	111,516	371.44%		115,081	426.49%		114,850	126.44%		103,357	112.43%
Savings	97,803	322.44%		72,611	134.25%		102,757	114.44%		81,579	64.31%
Time deposits	161,025	1,064.88%		174,696	1,067.82%		158,572	369.92%		170,834	350.81%
Short-term debt	39,406	35.12%		34,198	54.21%		45,881	9.08%		37,404	24.25%
Long-term debt	53,512	853	2.13%	26,741	424	2.12%	65,412	352	2.13%	33,443	172	2.04%
Total interest bearing liabilities	$463,262	$2,645.76%		$423,327	$2,105.66%		$487,472	$970.79%		$426,617	$722.67%

Tax equivalent net interest income 1		$21,216			$19,795			$7,261			$6,729

Net interest margin			4.33%			4.45%			4.23%			4.41%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2016
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Not Classified	Total

Uses of funds
Loans
Commercial	$26,946	$23,373	$117,982	$23,461	$-	$191,762
Installment	3,983	1,070	52,098	13,473	-	70,624
Real estate loans for investments	96,013	60,394	146,061	10,548	-	313,016
Loans held for sale	83,164	-	-	-	-	83,164
Credit cards	2,687	-	-	-	-	2,687
Federal funds sold	4,151					4,151
Interest bearing bank deposits	286	-	-	-	-	286
Investment securities	20,000	4,027	125	697	135	24,984
Total	$237,230	$88,864	$316,266	$48,179	$135	$690,674

Sources of funds
Interest bearing demand deposits	$-	$32,351	$67,931	$17,789	$-	$118,071
Savings deposits	-	21,161	63,483	21,161	-	105,805
Certificates of deposit $100,000 and over	4,646	11,360	35,052	-	-	51,058
Other certificates of deposit	13,444	26,467	67,147	-	-	107,058
Short-term borrowings	51,229	-	-	-	-	51,229
Long-term borrowings	1,107	3,322	41,964	18,696	-	65,089
Total	$70,426	$94,661	$275,577	$57,646	$-	$498,310

Discrete Gap	$166,804	$(5,797)	$40,689	$(9,467)	$135	$192,364

Cumulative Gap	$166,804	$161,007	$201,696	$192,229	$192,364

Ratio of Cumulative Gap to Total Earning Assets	24.15%	23.31%	29.20%	27.83%	27.85%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2016. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

November 14, 2016

Exhibit Index:

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).