Form 10-K
period 2016-12-31
F&M BANK CORP
filed 2017-03-28
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,932,649 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2016 was approximately $67,509,580 based on the closing sales price of $23.02 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 21, 2017, there were 3,271,926 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2017 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its affiliate, Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services, Inc. (FMFS) are wholly owned subsidiaries of Farmers & Merchants Bank. Farmers & Merchants Bank also holds a majority ownership in VBS Mortgage LLC, (VBS).

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

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville.

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

Employees

On December 31, 2016, the Bank had 173 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision

General. The operations of F & M Bank Corp. and the Bank are subject to federal and state statutes, which apply to financial holding companies and state member banks of the Federal Reserve System. The common stock of F & M Bank Corp. is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). These include, but are not limited to, the filing of annual, quarterly, and other current reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which is aimed at improving corporate governance and reporting procedures.  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

F & M Bank Corp., as a financial holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires F & M Bank Corp. to secure the prior approval of the Federal Reserve Board before F & M Bank Corp. acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

As a financial holding company, F & M Bank Corp. is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale or lease of property or furnishing of services.

Federal Reserve Board regulations limit activities of financial holding companies to managing or controlling banks or non-banking activities closely related to banking. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low-Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

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

Capital Requirements. In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2016, were 13.86% and 11.83%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to implement, examine and enforce complains with federal consumer protection laws, which govern all financial institutions. For smaller financial institutions, such as the Company and the Bank, their primary regulators will continue to conduct its examination activities.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. At December 31, 2016, our non-performing loans were $4.9 million, compared to $6.5 million at December 31, 2015. The Company did not record a provision for loan losses for the year ended December 31, 2016, and our loan loss allowance was $7.5 million, or 1.27% of total loans held for investment at December 31, 2016.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. In addition, we have loan participation arrangements with several other banks within the region and may not be able to exercise control of negotiations with borrowers in the event these loans do not perform. Additional problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2016, approximately 90% of our loans had real estate as a primary or secondary component of collateral.  A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

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

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

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

In December of 2016 the Federal Open Market Committee (FOMC) voted to raise the fed funds rate from .25%-.50% to .50%-.75% in a unanimous decision, with indication rates would increase again in 2017. As indicated above the Company analyzes their risk and is prepared for future changes in interest rates.

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

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2016.

PART I, continued

Item 2. Properties

The locations of F & M Bank Corp. and its subsidiaries are shown below.

Timberville Branch and Administrative Offices	Elkton Branch
205 South Main Street	127 West Rockingham Street
Timberville, VA 22853	Elkton, VA 22827

Broadway Branch	Port Road Branch
126 Timberway	1085 Port Republic Road
Broadway, VA 22815	Harrisonburg, VA 22801

Bridgewater Branch	Edinburg Branch
100 Plaza Drive	120 South Main Street
Bridgewater, VA 22812	Edinburg, VA 22824

Woodstock Branch	Crossroads Branch
161 South Main Street	80 Cross Keys Road
Woodstock, VA 22664	Harrisonburg, VA 22801

Luray Branch	Dealer Finance Division
700 East Main Street	4759 Spotswood Trail
Luray, VA 22835	Penn Laird, VA 22846

Fishersville Loan Production Office	North Augusta Branch
1842 Jefferson Hwy	2813 North Augusta Street
Fishersville, VA 22939	Staunton, VA 22401

Craigsville Branch	Grottoes Branch
125 W. Craig Street	200 Augusta Avenue
Craigsville, VA 24430	Grottoes, VA 24441

With the exception of the Edinburg Branch, Port Road Branch, Luray Branch, Dealer Finance Division, the Fishersville Loan Production Office and the North Augusta Branch, the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations.

Through an agreement with FCTI, Inc., the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA. The Bank has an agreement with CardTronics ATM to operate twelve cash only ATMs in various Rite Aid Pharmacies, CVS Pharmacies and Target Stores in Rockingham and Augusta Counties of VA. The Bank also has an agreement with ATM USA to operate ATMs in Foodlion stores in our market area.

VBS’ offices are located at:

Harrisonburg Office	Fishersville Loan Production Office	Woodstock Offic
2040 Deyerle Avenue	1842 Jefferson Hwy	161 South Main Street
Suite 107	Fishersville, VA 22939	Woodstock, VA 22664
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

Transfer Agent and Registrar

Broadridge Financial Solutions
2 Journal Plaza Square, 7th Floor
Jersey City, NJ 07306

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2011, and the reinvestment of dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
F & M Bank Corp.	100.00	115.93	146.35	160.04	192.81	228.52
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Recent Stock Prices and Dividends

Dividends to common shareholders totaled $2,628,000 and $2,405,000 in 2016 and 2015, respectively. Preferred stock dividends were $487,000 and $510,000 in 2016 and 2015, respectively. Regular quarterly dividends have been declared for at least 24 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 28.88% in 2016, compared to 30.42% in 2015.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for restrictions on dividends.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. Shares repurchased through the end of 2016 totaled 199,992 shares; of this amount, 22,583 were repurchased in 2016. On October 20, 2016, the Company’s Board of Directors approved a new plan to repurchase up to 150,000 shares of common stock.

The number of common shareholders of record was approximately 2,012 as of March 14, 2017. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2016			2015
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	21.75	23.55	$.19	19.30	20.95	$.18
2nd	23.02	25.00	.19	20.00	24.50	.18
3rd	23.50	26.25	.20	20.98	22.45	.18
4th	24.82	27.00	.22	21.10	24.47	.19
Total			$.80			$.73

PART II, continued

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Interest and Dividend Income	$32,095	$29,353	$26,772	$25,966	$27,225
Interest Expense	3,599	2,876	3,648	4,773	6,294

Net Interest Income	28,496	26,477	23,124	21,193	20,931
Provision for Loan Losses	-	300	2,250	3,775	4,200

Net Interest Income After Provision for Loan Losses	28,496	26,177	20,874	17,418	16,731
Noninterest Income	4,395	3,895	3,530	4,032	3,773
Low income housing partnership losses	(731)	(619)	(608)	(856)	(621)
Noninterest Expenses	19,299	17,986	15,656	14,720	13,362

Income before income taxes	12,861	11,467	8,140	5,874	6,521
Income Tax Expense	3,099	2,886	2,293	1,051	1,474
Net income attributable to noncontrolling interest	(194)	(164)	(45)	(107)	(146)
Net Income attributable to F & M Bank Corp.	$9,568	$8,417	$5,802	$4,716	$4,901
Per Common Share Data:
Net Income – basic	$2.77	$2.40	$1.82	$1.88	$1.96
Net Income - diluted	$2.57	$2.25	$1.80	$-	$-
Dividends Declared	.80	.73	.68	.68	.64
Book Value per Common Share	24.18	22.38	20.77	21.56	19.76
Balance Sheet Data:
Assets	$744,889	$665,357	$605,308	$552,788	$596,904
Loans Held for Investment	591,636	544,053	518,202	478,453	465,819
Loans Held for Sale	62,735	57,806	13,382	3,804	77,207
Securities	39,411	25,329	22,305	38,486	18,807
Deposits	537,085	494,670	491,505	464,149	453,796
Short-Term Debt	40,000	24,954	14,358	3,423	34,597
Long-Term Debt	64,237	48,161	9,875	21,691	47,905
Stockholders’ Equity	86,682	82,950	77,798	54,141	49,384
Average Common Shares Outstanding – basic	3,282	3,291	3,119	2,504	2,496
Average Common Shares Outstanding – diluted	3,717	3,735	3,230	-	-
Financial Ratios:
Return on Average Assets1	1.34%	1.31%	1.00%	.82%	.86%
Return on Average Equity1	11.18%	10.46%	8.65%	9.11%	10.26%
Net Interest Margin	4.34%	4.43%	4.30%	4.02%	3.95%
Efficiency Ratio 2	58.79%	58.28%	58.51%	58.15%	54.03%
Dividend Payout Ratio - Common	28.88%	30.42%	37.36%	36.17%	32.65%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	11.97%	12.49%	11.59%	9.00%	8.35%
Allowance for Loan Losses to Loans3	1.27%	1.61%	1.68%	1.71%	1.75%
Nonperforming Loans to Total Assets4	.65%	.98%	1.15%	2.28%	2.24%
Nonperforming Assets to Total Assets5	.94%	1.34%	1.73%	2.75%	2.73%
Net Charge-offs to Total Loans3	.21%	.04%	.33%	.78%	.64%

1
Ratios are primarily based on daily average balances.
2
The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions, LIH Partnership losses and minority interest.
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

Capital Activities

The Company raised $12 million through the sale of common stock in a private placement offering in March of 2014. In addition, the Company raised $9.4 million through the sale of Series A preferred stock in a public offering in December 2014. Both amounts are net of fees related to the offering.

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

Business Lending

Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary VBS Mortgage. These loans are typically on the Bank’s books for two to three weeks prior to being sold to investors in the secondary market. Similarly, the Bank also has a relationship with Northpointe Bank in Grand Rapids, MI whereby it purchases fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market. These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days. The Bank began its relationship with Northpointe Bank in 2014 and had a program with a prior bank since 2003. This relationship allows the Bank to achieve a higher rate of return than is available on other short term investment opportunities.

Dealer Finance Division

On September 25, 2012, the Bank began a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was staffed with three officers that have extensive experience in Dealer Finance. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately fifty dealers have signed contracts to originate loans on behalf of the Bank.

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. As of December 31, 2008, the Company recognized $30,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2016, 2015 or 2014.

Income Tax

The determination of income taxes represents results in income and expense being recognized in different periods for financial reporting purposes versus for the purpose of computing income taxes currently payable. Deferred taxes are provided on such temporary differences and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Further, the Company seeks strategies that minimize the tax effect of implementing its business strategies. Management makes judgments regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits. As a result, it is considered a significant estimate.

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

Pension Plan Accounting

The accounting guidance for the measurement and recognition of obligations and expense related to pension plans generally applies the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of benefits expense and accumulated obligation include discount rates, expected return on assets, mortality rates, and projected salary increases, among others. Changes in assumptions or judgments related to any of these variables could result in significant volatility in the Company’s financial condition and results of operations. As a result, accounting for the Company’s pension expense and obligation is considered a significant estimate. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical.

Securities

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than- temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Other Real Estate Owned (OREO)

OREO is held for sale and represents real estate acquired through or in lieu of foreclosure. OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s policy is to carry OREO on its balance sheet at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overview

The Company’s net income for 2016 totaled $9,568,000 or $2.77 per common share, an increase of 13.67% from $8,417,000 or $2.40 a share in 2015. Return on average equity increased in 2016 to 11.18% versus 10.46% in 2015, and the return on average assets increased from 1.31%in 2015 to 1.34% in 2016.

See page 15 for a five-year summary of selected financial data.

Changes in Net Income per Common Share (Basic)
	2016	2015
	to 2015	to 2014

Prior Year Net Income Per Common Share (Basic)	$2.40	$1.82
Change from differences in:
Net interest income	.62	1.02
Provision for loan losses	.09	.59
Noninterest income, excluding securities gains	(.08)	.08
Noninterest expenses	(.40)	(.71)
Income taxes	.12	(.18)
Effect of preferred stock dividend	.01	(.12)
Effect of increase in average shares outstanding	.01	(.10)
Total Change	.37	.58
Net Income Per Common Share (Basic)	$2.77	$2.40

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Net interest income for 2016 was $28,496,000 representing an increase of $2,019,000 or 7.63% over the prior year. A 14.50% increase in 2015 versus 2014 resulted in total net interest income of $26,477,000.

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

Tax equivalent income on earning assets increased $2,744,000. Loans held for investment, expressed as a percentage of total earning assets, decreased in 2016 to 86.02% as compared to 88.60% in 2015. During 2016, yields on earning assets decreased 2 basis points (BP), primarily due to a 17BP decrease in the yield on installment loans. Dealer finance yields have decreased due growth in loans to higher credit borrowers. The average cost of interest bearing liabilities increased 9BP in 2016, following a decrease of 23BP in 2015. The increase in 2016 is primarily a result of increased cost of time deposits and savings deposits.

The analysis on the next page reveals a decrease in the net interest margin to 4.34% in 2016 primarily due to changes in balance sheet leverage due to growth in the loans held for sale producing higher yields, which were primarily funded by growth in deposits at higher cost of funds and growth in borrowings increasing interest expense.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated Average Balances, Yields and Rates1

	2016			2015			2014
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$176,389	$8,362	4.74%	$170,272	$8,103	4.76%	$164,666	$7,810	4.74%
Real estate	312,435	15,781	5.05%	295,892	14,976	5.06%	281,052	14,542	5.17%
Installment	78,524	5,805	7.39%	65,870	4,981	7.56%	50,695	3,960	7.81%

Loans held for investment4	567,348	29,948	5.28%	532,034	28,060	5.27%	496,413	26,312	5.30%
Loans held for sale	68,438	1,888	2.76%	40,450	1,100	2.72%	9,072	312	3.44%

Investment securities3
Fully taxable	15,714	354	2.25%	17,372	302	1.74%	13,392	205	1.53%
Partially taxable	125	-	-	125	-	-	116	-	-

Total investment securities	15,839	354	2.25%	17,497	302	1.74%	13,508	205	1.53%

Interest bearing deposits in banks	727	2.41%		1,223	-	-	896	-	-
Federal funds sold	7,195	35.49%		9,310	21.23%		20,602	44.21%
Total Earning Assets	659,547	32,227	4.89%	600,514	29,483	4.91%	540,491	26,873	4.97%

Allowance for loan losses	(8,162)			(8,933)			(8,476)
Nonearning assets	63,205			52,378			47,036
Total Assets	$714,590			$643,959			$579,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$113,525	$499.44%		$112,334	$539.48%		$117,396	$664.57%
Savings	100,298	441.44%		76,491	212.28%		60,460	122.20%
Time deposits	160,221	1,440.90%		171,829	1,402.82%		195,933	1,704.87%

Total interest bearing deposits	374,044	2,380.64%		360,654	2,153.60%		373,789	2,490.67%

Short-term debt	37,716	55.15%		32,017	69.22%		3,872	9.23%
Long-term debt	56,253	1,164	2.07%	31,856	654	2.05%	21,501	1,149	5.34%

Total interest bearing liabilities	468,013	3,599.77%		424,527	2,876.68%		399,162	3,648.91%

Noninterest bearing deposits	141,180			125,665			107,647
Other liabilities	19,824			13,318			5,134

Total liabilities	629,017			563,510			511,943
Stockholders’ equity	85,572			80,449			67,108

Total liabilities and stockholders’ equity	$714,590			$643,959			$579,051

Net interest earnings		$28,628			$26,607			$23,225

Net yield on interest earning assets (NIM)			4.34%			4.43%			4.30%

1
Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate.
2
Interest income on loans includes loan fees.
3
Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4
Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table illustrates the effect of changes in volumes and rates.

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,861	$27	$1,888	$1,888	$(140)	$1,748
Loans held for sale	760	28	788	1,079	(292)	787
Investment securities
Fully taxable	(29)	80	51	61	37	98
Partially taxable	-	-	-	-	-	-

Interest bearing deposits in banks	-	3	3	-	-	-
Federal funds sold	(5)	19	14	(24)	1	(23)
Total Interest Income	2,587	157	2,744	3,004	(394)	2,610

Interest expense
Deposits
Demand - interest bearing	6	(46)	(40)	(29)	(96)	(125)
Savings	67	162	229	32	58	90
Time deposits	(95)	133	38	(210)	(92)	(302)

Short-term debt	13	(27)	(14)	65	(5)	60
Long-term debt	500	10	510	553	(1,048)	(495)
Total Interest Expense	491	232	723	411	(1,183)	(772)
Net Interest Income	$2,097	$(76)	$2,021	$2,593	$789	$3,382

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is determined by multiplying the change in average balances outstanding by the change in rate from the prior year to the current year.

Interest Income

Tax equivalent interest income increased $2,744,000 or 9.31% in 2016, after increasing 9.71% or $2,610,000 in 2015. Overall, the yield on earning assets decreased .02%, from 4.91% to 4.89%. Average loans held for investment grew during 2016, with average loans outstanding increasing $35,314,000 to $567,348,000. Average real estate loans increased 5.59%, commercial loans increased 3.59% and installment loans increased 19.21% on average. The increase in average consumer loans is a result of the growth in our Dealer Finance division which opened at the end of 2012. The increase in tax equivalent interest income is primarily due to the growth in the Dealer Finance division as well as the volume in the short-term loans held for sale participation program with Northpointe Bank.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2016	2015	2014

Interest Income – Loans	$31,704	$29,029	$26,523
Interest Income - Securities and Other Interest-Earnings Assets	391	324	249
Interest Expense – Deposits	2,380	2,153	2,490
Interest Expense - Other Borrowings	1,219	723	1,158
Total Net Interest Income	28,496	26,477	23,124

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	132	130	101
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	-	-
Total Tax Benefit on Tax-Exempt Interest Income	132	130	101
Tax-Equivalent Net Interest Income	$28,628	$26,607	$23,225

Interest Expense

Interest expense increased $723,000 or 25.14% during 2016, which followed a 21.16% decrease or $772,000 in 2015. The average cost of funds of .77% increased .09% compared to 2015. Average interest bearing liabilities increased $43,486,000 in 2016 following an increase of $25,365,000 in 2015. The increase in interest bearing liabilities was the result of an increase in FHLB borrowings to support loan growth as well as an overall goal to increase deposits. Time deposits balances decreased $3.8 million with an increase in expense of $38,000 or 2.71% in 2016. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 24.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Noninterest income increased 11.84% or $388,000, in 2016 following an increase of 12.11% in 2015. The majority of the increase is from another record earning year at VBS mortgage ($453,000), due to increased volume in our low interest rate environment and slight economic improvement. The losses on low income house projects increased 18.09% in 2016.

There were no security transactions in 2016, 2015 or 2014 which resulted in a gain or loss.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Noninterest Expense

Noninterest expenses increased from $17,986,000 in 2015 to $19,299,000 in 2016, a 7.30% increase. Salary and benefits increased 10.61% to $11,122,000 in 2016, following a 14.14% increase in 2015. This increase was the result of normal salary increases, additions to staff for new branches and administrative positions as well as increasing benefit costs (including health care cost, pension expense and profit sharing expenses). Other operating expenses increased $808,000 in 2016, following a $909,000 increase in 2015. The primary increases were in advertising and employee appreciation ($70,000), other loan related costs ($127,000), legal and professional expense ($108,000) and checking account program expenses ($257,000). Noninterest expenses continue to be substantially lower than peer group averages. Total noninterest expense as a percentage of average assets totaled 2.70%, 2.79%, and 2.70%, in 2016, 2015 and 2014, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 2.84%, 2.86% and 2.89% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses decreased from $300,000 in 2015 to $0 in 2016. The decrease in the provision for loan losses and the current levels of the allowance for loan losses reflect reductions in specific reserves required related to nonperforming loans, reductions in adversely rated loans, increased net charge-off activity, loan growth, improvements in delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Actual net loan charge-offs were $1,238,000 in 2016 and $244,000 in 2015. Loan losses as a percentage of loans held for investment totaled ..21% and .04% in 2016 and 2015, respectively. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were .11% in 2016 and .12% in 2015.

Balance Sheet

Total assets increased 11.95% during the year to $744,889,000, an increase of $79,532,000 from $665,357,000 in 2015. Average earning assets increased 9.83% or $59,033,000 to $659,547,000 at December 31, 2016. The increase in earning assets is due largely to the growth in the short-term loan participation program with Northpointe Bank and in loans held for investment. Average interest bearing deposits increased $13,390,000 for 2016 or 3.71%, with increases in both interest-bearing demand accounts and savings accounts, there was an $11,608,000 decrease in the time deposit category. The Company continues to utilize its assets well, with 92.30% of average assets consisting of earning assets.

Investment Securities

Average balances in investment securities decreased 9.48% in 2016 to $15,839,000. At year end, 2.40% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 2.25% for 2016, up from 1.74% in 2015.

There were no security gains or losses and no Other Than Temporary Impairment (OTTI) write-downs in 2016, 2015 or 2014.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment Securities, continued

The composition of securities at December 31 was:

(Dollars in thousands)	2016	2015	2014

Available for Sale1
U.S. Treasuries	$24,014	$12,095	$12,058
Mortgage-backed obligations of federal agencies2	634	817	1,022
Equity securities	135	135	135
Total	24,783	13,047	13,215

Held to Maturity
U.S. Treasury and Agency	125	125	125
Total	125	125	125

Other Equity Investments	14,503	12,157	8,965
Total Securities	$39,411	$25,329	$22,305

1
At estimated fair value. See Note 4 to the Consolidated Financial Statements for amortized cost.
2
Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of securities at December 31, 2016 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of Other Investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasuries	$24,014.36%		$-		$-		$-		$24,014.36%
Mortgage-backed obligations of federal agencies					634	2.38%	-		634	2.38%
Equity securities	-		-		-		135		135
Total	$24,014.36%		$-		$634	2.38%	$135		$24,783.41%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$125.35%								$125.35%
Total	$125.35%								$125.35%

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

The Company’s portfolio of loans held for investment totaled $591,636,000 at December 31, 2016 compared with $544,053,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased 14.10% during 2016 to $201,873,000. Real estate mortgages increased $6,310,000 or 2.72%. Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties.

Construction loans increased $6,413,000 or 9.19%. The increase in construction lending is a result of improvement in the economy in the Bank’s primary market area. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $9,809,000 or 15.76%. This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $65,495,000. Credit card balances increased $77,000 to $2,822,000, but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Real estate – mortgage	$238,631	$232,321	$223,824	$212,630	$204,812
Real estate – construction	76,172	69,759	67,180	68,512	71,251
Consumer installment	72,048	62,239	49,615	30,643	15,753
Commercial	178,392	153,691	147,599	135,835	147,089
Agricultural	15,876	15,672	15,374	16,265	14,099
Multi-family residential	7,605	7,559	11,775	11,797	9,357
Credit cards	2,822	2,745	2,705	2,680	2,788
Other	90	67	130	91	670
Total Loans	$591,636	$544,053	$518,202	$478,453	$465,819

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2016:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$54,020	$116,099	$24,149	$194,268
Multi-family residential	1,906	4,373	1,326	7,605
Real Estate – mortgage	96,512	139,298	2,821	238,631
Real Estate – construction	60,378	15,455	339	76,172
Consumer – installment/other	8,099	53,360	13,501	74,960
Total	$220,915	$328,585	$42,136	$591,636

Loans with predetermined rates	$40,749	$70,009	$27,847	$138,605
Loans with variable or
adjustable rates	180,166	258,576	14,289	453,031
Total	$220,915	$328,585	$42,136	$591,636

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Analysis of Loan Portfolio, continued

Residential real estate loans are generally made for a period not to exceed 25 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 97% of the real estate loans, interest is adjustable after each one, three or five-year period. The remainder of the portfolio is comprised of fixed rate loans that are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 76% of the loans are secured by automobiles and trucks.

Prior to the recession, real estate values in the Company’s market area for commercial, agricultural and residential property increased, on the average, between 5% and 8% annually depending on the location and type of property. However, due to the slowing economy and declining real estate sales it is estimated that values peaked in 2007 or 2008. Depending on a number of factors, including property type, location and price point, the decline in value ranges from relatively modest, perhaps 10%, to more severe, up to 30%. Values appear to have bottomed out in 2011, with modest increases in 2014, 2015 and 2016. Approximately 82% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has identified loan concentrations of greater than 25% of capital in the real estate development category. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively we may price or pursue new loan requests. At December 31, 2016, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $102,000 in additional interest income had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $4,870,000 at December 31, 2016 compared to $6,526,000 at December 31, 2015. At December 31, 2016 $107,000 of loans 90 days or more past due were not on nonaccrual status. Approximately 94% of these nonperforming loans are secured by real estate. Although management expects that there may be additional loan losses, the bank is generally well secured and continues to actively work with its customers to effect payment. As of December 31, 2016, the Company holds $2,076,000 of real estate which was acquired through foreclosure.

Nonperforming loans have decreased approximately $1,656,000 since December 31, 2015.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to nonperforming loans:

(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual Loans:
Real Estate	$4,204	$5,698	$5,481	$9,963	$9,611
Commercial	70	109	1,179	1,890	2,914
Home Equity	311	40	153	402	740
Other	178	108	161	-	121

Loans past due 90 days or more:
Real Estate	81	272	0	246	-
Commercial	-	25	0	4	-
Home Equity	-	107	0	61	-
Other	26	167	1	16	-

Total Nonperforming loans	$4,870	$6,526	$6,975	$12,582	$13,386

Restructured Loans current and performing:
Real Estate	8,641	8,713	3,913	7,484	6,572
Commercial	1,121	1,463	518	3,989	3,753
Home Equity	-	1,414	290	727	450
Other	76	91	22	-	-

Nonperforming loans as a percentage of loans held for investment	.82%	1.20%	1.35%	2.63%	2.87%

Net Charge Offs to Total Loans Held for Investment	.21%	.04%	.33%	.78%	.64%

Allowance for loan and lease losses to nonperforming loans	154.89%	134.55%	125.09%	65.04%	60.91%

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2016, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria. Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

Loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last five years, for loans of that type. Due to the amount of loan losses in the past two years, during 2015 the Company felt the two-year lost history utilized in 2014 and prior would not be indicative of the amount of losses that could occur in our current economic cycle, therefore the loss history was expanded to five years to capture a more representative loss history. Dealer finance loans utilize a two-year loss history. The Company monitors the net losses for this division and adjusts based on how the portfolio performs since the department was established in 2012. A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using nine qualitative factors identified in the 2006 Interagency Policy Statement on the allowance for loan losses. The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans, or in the homogeneous pools based on loss histories. The Board approves the loan loss provision for each quarter based on this evaluation.

The allowance for loan losses of $7,543,000 at December 31, 2016 is equal to 1.27% of total loans held for investment. This compares to an allowance of $8,781,000 or 1.61% at December 31, 2015 and 1.68% at December 31, 2014. Management and the Board of Directors feel that the current reserve level is appropriate. Management has reached this conclusion based on an analysis of historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio.

Loan losses, net of recoveries, totaled $1,238,000 in 2016 which is equivalent to .21% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .19%, compared to a .14% loss rate for its peer group.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of period	$8,781	$8,725	$8,184	$8,154	$6,937
Provision charged to expenses	-	300	2,250	3,775	4,200
Loan losses:
Construction/land development	356	156	1,611	2,127	1,480
Farmland	-	-	-	-	-
Real Estate	23	25	208	173	482
Multi-family	-	-	-	-	-
Commercial Real Estate	19	-	-	201	424
Home Equity – closed end	8	26	-	159	69
Home Equity – open end	370	51	80	68	-
Commercial & Industrial – Non Real Estate	293	-	385	986	776
Consumer	37	32	33	173	45
Dealer Finance	1,081	251	107	17	-
Credit Cards	74	60	46	121	71
Total loan losses	2,261	601	2,470	4,025	3,347
Recoveries:
Construction/land development	7	85	223	40	192
Farmland	-	-	-	-	3
Real Estate	4	37	-	-	-
Multi-family	-	-	-	-	-
Commercial Real Estate	135	65	108	42	48
Home Equity – closed end	-	6	-	-	-
Home Equity – open end	120	-	-	29	-
Commercial & Industrial – Non Real Estate	267	62	356	127	62
Consumer	19	32	33	14	27
Dealer Finance	417	24	6	-	-
Credit Cards	54	46	35	28	32
Total recoveries	1,023	357	761	280	364
Net loan losses	(1,238)	(244)	(1,709)	(3,745)	(2,983)
Balance at end of period	$7,543	$8,781	$8,725	$8,184	$8,154

Allowance for loan losses as a
percentage of loans	1.27%	1.61%	1.68%	1.71%	1.75%

Net loan losses to loans held for investment	.21%	.04%	.33%	.78%	.64%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2016		2015		2014		2013		2012
Allowance for loan losses: (in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$3,381	44.82%	$4,442	50.59%	$4,738	54.30%	$4,007	48.96%	$2,771	33.98%
Real Estate	843	11.18%	806	9.18%	623	7.14%	400	4.89%	924	11.33%
Commercial, Financial and Agricultural	1,348	17.88%	1,666	18.97%	1,337	15.33%	2,239	27.36%	3,187	39.09%
Consumer	1,426	18.90%	1,059	12.06%	1,685	19.31%	905	11.06%	253	3.10%
Home Equity	545	7.22%	808	9.20%	342	3.92%	633	7.73%	1,019	12.50%
Total	$7,543	100.00%	$8,781	100.00%	$8,725	100.00%	$8,184	100.00%	$8,154	100.00%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings

The average deposit balances and average rates paid for 2016, 2015 and 2014 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$141,180		$125,665		$107,647

Interest-bearing:
Interest Checking	$113,525.44%		$112,334.48%		$117,396.57%
Savings Accounts	100,298.44%		76,491.28%		60,460.20%
Time Deposits:
CDARS	3,317.33%		11,247.18%		19,771.21%
$100,000 or more	51,048	1.00%	66,719.55%		74,743.61%
Less than $100,000	105,856.87%		93,863	1.08%	101,419	1.19%
Total interest-bearing	374,044.64%		360,654.60%		373,789.67%
Total deposits	$515,224.46%		$486,319.44%		$481,436.52%

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $15,515,000 or 12.35% from $125,665,000 at during 2015 to $141,180,000 during 2016. Average interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $13,390,000 or 3.71% from $360,654,000 at December 31, 2015 to $374,044,000 at December 31, 2016. Total average interest checking (including money market) account balances increased $1,191,000 or 1.06% from $112,334,000 at December 31, 2015 to $113,525,000 at December 31, 2016. Total average savings account balances increased $23,807,000 or 31.12% from $76,491,000 at December 31, 2015 to $100,298,000 at December 31, 2016.

Average time deposits decreased $11,608,000 or 6.76% from $171,829,000 at December 31, 2015 to $160,221,000 at December 31, 2016.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2016	2015

Less than 3 months	$2,379	$5,238
3 to 6 months	4,332	12,478
6 to 12 months	7,624	8,008
1 year to 5 years	36,534	27,901

Total	$50,869	$53,625

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings, continued

Non-deposit borrowings include federal funds purchased and Federal Home Loan Bank (FHLB) borrowings, (both short term and long term). Non-deposit borrowings are an important source of funding for the Bank. These sources assist in managing short and long term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the Federal Home Loan Bank are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company borrowed $20,000,000 during 2016, with maturities ranging from 5 to 10 years, to replace maturities and lock in lower rates. This compares to $40,000,000 borrowed in 2015 and $10,000,000 in 2014. Repayment of amortizing and fixed maturity loans through FHLB totaled $3,923,000 during 2016. These long-term loans carry an average rate of 1.80% at December 31, 2016.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2016
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total

Federal funds purchased	$-	$-	$-	$-	$-
FHLB Short term advances	40,000	-	-	-	40,000
FHLB long term advances	3,321	16,357	25,862	18,697	64,237
Total	$43,321	$16,357	$25,862	$18,697	$104,237

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total stockholders' equity increased $3,732,000 or 4.50% in 2016. Net income totaled $9,568,000, noncontrolling interest net income totaled $194,000, issuance of common stock totaled $183,000, changes in other comprehensive income decreased $485,000, and capital was reduced by dividends ($3.114 million), repurchases of common stock of $578,000, repurchase of preferred stock $1,961,000 and minority interest distributions of $74,000. As of December 31, 2016, book value per common share was $24.18 compared to $22.38 as of December 31, 2015. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2016, the Bank had Common Equity Tier I capital of 13.86%, Tier I capital of 13.86% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2016, the Bank reported a leverage ratio of 11.83%. The Bank's leverage ratio was also substantially above the minimum.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The Company’s net interest margin decreased .09% in 2016 following an increase of .13% in 2015. This decrease can be attributed to the growth in savings accounts in 2016. These borrowings were added to support loan growth and lock in lower rates for the future. In December 2016, the Federal Open Market Committee elected to raise the short-term rates target .25% to .50 to .75% due to expanding economic activity.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $24,817,000 for 2016. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off-balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2016. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 23.71% of total earning assets, compared to 15.59% in 2015. Approximately 45.98% of rate sensitive assets and 30.97% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $62,185,000 during the year, while total earning assets increased $71,252,000. The increase is attributed to growth in loans held for investment of $47,506,000 as well as investment securities of $11,736,000. Growth in the loans held for investment portfolio was concentrated in real estate secured loans, commercial and the Dealer Finance division. Short term liabilities increased $15,046,000, while total interest bearing liabilities increased $61,707,000. The increase in short term liabilities is largely due to an increase in short term debt to fund Loans Held for Sale. Due to the relatively flat yield curve, management has kept deposit rates low.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2016, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$92,760	$125,333	$328,585	$42,136	$-	$588,814
Loans held for sale	62,735	-	-	-	-	62,735
Federal funds sold	7,926	-	-	-	-	7,926
Investment securities	20,000	4,014	125	634	135	24,908
Credit cards	2,822	-	-	-	-	2,822
Interest bearing bank deposits	674	-	-	-	-	674

Total	186,917	129,347	328,710	42,770	135	687,879

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	33,610	70,759	18,574	-	122,943
Savings deposits	-	22,060	66,178	22,059	-	110,297
Certificates of deposit $100,000 and over	2,379	11,922	36,568	-	-	50,869
Other certificates of deposit	11,624	28,275	66,460	-	-	106,359

Total Deposits	14,003	95,867	239,965	40,633	-	390,468
Short-term debt	40,000	-	-	-	-	40,000
Long-term debt	1,107	2,214	42,220	18,696	-	64,237
Total	55,110	98,081	282,185	59,329	-	494,705
Discrete Gap	131,807	31,266	46,525	(16,559)	135	193,174
Cumulative Gap	131,807	163,073	209,598	193,039	193,174
As a % of Earning Assets	19.16%	23.71%	30.47%	28.06%	28.08%

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

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2016 and 2015:

	2016
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	8,332	8,198	7,931	7,634	32,095
Interest Expense	954	969	862	814	3,599
		7,229
Net Interest Income	7,378	-	7,069	6,820	28,496
Provision for Loan Losses	-		-	-	-

Net Interest Income after Provision
for Loan Losses	7,378	7,229	7,069	6,820	28,496

Non-Interest Income	925	1,054	986	699	3,664
Non-Interest Expense	4,833	4,962	4,772	4,732	19,299

Income before income taxes	3,470	3,321	3,283	2,787	12,861
Income Tax Expense	912	655	839	693	3,099
Noncontrolling interest	(40)	(64)	(86)	(4)	(194)

Net Income	2,518	2,602	2,358	2,090	9,568

Net Income Per Average
Common Share Basic	$0.74	$0.75	$0.68	$0.60	$2.77

	2015
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	7,518	7,451	7,373	7,011	29,353
Interest Expense	771	722	698	685	2,876

Net Interest Income	6,747	6,729	6,675	6,326	26,477
Provision for Loan Losses	-	-	-	300	300

Net Interest Income after Provision
for Loan Losses	6,747	6,729	6,675	6,026	26,177

Non-Interest Income	862	836	833	745	3,276
Non-Interest Expense	4,614	4,494	4,496	4,382	17,986

Income before income taxes	2,995	3,071	3,012	2,389	11,467
Income Tax Expense	766	842	786	492	2,886
Noncontrolling interest	(49)	(39)	(50)	(26)	(164)

Net Income	2,180	2,190	2,176	1,871	8,417

Net Income Per Average
Common Share Basic	$0.62	$0.63	$0.62	$0.53	$2.40

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share and per share data)
As of December 31, 2016 and 2015

	2016	2015
Assets
Cash and due from banks	$7,755	$6,923
Money market funds	674	1,596
Federal funds sold	7,926	-
Cash and cash equivalents	16,355	8,519

Securities:
Held to maturity - fair value of $125 in 2016 and 2015	125	125
Available for sale	24,783	13,047
Other investments	14,503	12,157
Loans held for sale	62,735	57,806
Loans held for investment	591,636	544,053
Less: allowance for loan losses	(7,543)	(8,781)
Net loans held for investment	584,093	535,272

Other real estate owned	2,076	2,128
Bank premises and equipment, net	10,268	7,542
Interest receivable	1,785	1,709
Goodwill	2,670	2,670
Bank owned life insurance	13,513	13,046
Other assets	11,983	11,337
Total Assets	$744,889	$665,357

Liabilities
Deposits:
Noninterest bearing	$146,617	$134,787
Interest bearing	390,468	359,883
Total deposits	537,085	494,670

Short-term debt	40,000	24,954
Accrued liabilities	16,885	14,622
Long-term debt	64,237	48,161
Total Liabilities	658,207	582,406

Commitments and contingencies

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 327,350 and 400,000 shares
issued and outstanding at December 31, 2016 and 2015, respectively	7,609	9,425
Common stock $5 par value, 6,000,000 shares authorized, 3,270,315 and 3,285,404
shares issued and outstanding at December 31, 2016 and 2015, respectively	16,352	16,427
Additional paid in capital – common stock	10,684	11,149
Retained earnings	54,509	48,056
Noncontrolling interest in consolidated subsidiaries	693	573
Accumulated other comprehensive loss	(3,165)	(2,680)
Total Stockholders' Equity	86,682	82,950
Total Liabilities and Stockholders' Equity	$744,889	$665,357

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income (dollars in thousands, except share and per share data)
For the years ended 2016, 2015 and 2014
	2016	2015	2014
Interest and Dividend Income
Interest and fees on loans held for investment	$29,816	$27,930	$26,211
Interest from loans held for sale	1,888	1,100	312
Interest from money market funds and federal funds sold	37	21	44
Interest from debt securities – taxable	354	302	205
Total interest and dividend income	32,095	29,353	26,772

Interest Expense
Total interest on deposits	2,380	2,153	2,490
Interest from short-term debt	55	69	9
Interest from long-term debt	1,164	654	1,149
Total interest expense	3,599	2,876	3,648

Net Interest Income	28,496	26,477	23,124

Provision for Loan Losses	-	300	2,250

Net Interest Income After Provision for Loan Losses	28,496	26,177	20,874

Noninterest Income
Service charges on deposit accounts	1,174	963	1,034
Insurance, other commissions and mortgage banking, net	1,087	1,058	635
Other operating income	1,658	1,401	1,394
Income from bank owned life insurance	476	473	467
Low income housing partnership losses	(731)	(619)	(608)
Total noninterest income	3,664	3,276	2,922

Noninterest Expenses
Salaries	8,570	7,816	6,898
Employee benefits	2,552	2,239	1,911
Occupancy expense	746	679	622
Equipment expense	702	651	590
FDIC insurance assessment	388	587	690
Other real estate owned, net	86	566	407
Other operating expenses	6,255	5,447	4,538
Total noninterest expenses	19,299	17,986	15,656

Income before income taxes	12,861	11,467	8,140

Income Tax Expense	3,099	2,886	2,293

Net Income	9,762	8,581	5,847

Net Income attributable to Noncontrolling interest	(194)	(164)	(45)
Net Income attributable to F & M Bank Corp.	$9,568	$8,417	$5,802

Dividends paid/accumulated on preferred stock	487	510	128
Net income available to common stockholders	$9,081	$7,907	$5,674

Per Common Share Data
Net income - basic	2.77	2.40	1.82
Net income - diluted	2.57	2.25	1.80
Cash dividends on common stock	.80	.73	.68
Weighted average common shares outstanding – basic	3,282,335	3,290,812	3,119,333
Weighted average common shares outstanding – diluted	3,716,591	3,735,212	3,229,942

See accompanying Notes to the Consolidated Financial Statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income (dollars in thousands)
For the years ended 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014

Net Income	9,762	8,581	5,847

Other comprehensive income (loss):
Pension plan adjustment	(738)	(537)	(2,146)
Tax effect	251	183	730
Pension plan adjustment, net of tax	(487)	(354)	(1,416)

Unrealized holding gains
on available-for-sale securities	3	2	22
Tax effect	(1)	(1)	(7)
Unrealized holding gains, net of tax	2	1	15
Total other comprehensive income (loss)	(485)	(353)	(1,401)
Total comprehensive income	$9,277	$8,228	$4,446

Comprehensive income attributable to noncontrolling interest	$194	$164	$45

Comprehensive income attributable to F&M Bank Corp.	$9,083	$8,064	$4,401

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)
For the years ended December 31, 2016, 2015 and 2014

						Accumulated
						Other
						Comprehensive
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Income
	Stock	Stock	Capital	Earnings	Interest	(Loss)	Total

Balance December 31, 2013	$-	$12,559	$3,104	$38,985	$419	$(926)	$54,141

Net income				5,802	45		5,847
Other comprehensive loss						(1,401)	(1,401)

Distributions to noncontrolling interest					(38)		(38)
Dividends on preferred stock				(128)			(128)
Dividends on common stock				(2,105)			(2,105)
Preferred stock issued (400,000 shares)	9,425						9,425
Common stock issued (780,031 shares)	-	3,900	8,156	-	-	-	12,056

Balance December 31, 2014	$9,425	$16,459	$11,260	$42,554	$426	$(2,327)	$77,797
Net income				8,417	164		8,581
Other comprehensive loss						(353)	(353)

Distributions to noncontrolling interest					(17)		(17)
Dividends on preferred stock				(510)			(510)
Dividends on common stock				(2,405)			(2,405)
Common stock repurchased (13,277 shares)		(67)	(223)				(290)
Common stock issued (6,916 shares)		35	112	-	-	-	147

Balance December 31, 2015	$9,425	$16,427	$11,149	$48,056	$573	$(2,680)	$82,950
Net income				9,568	194		9,762
Other comprehensive loss						(485)	(485)

Distributions to noncontrolling interest					(74)		(74)
Dividends on preferred stock				(487)			(487)
Dividends on common stock				(2,628)			(2,628)
Common stock repurchased (22,583 shares)		(112)	(466)				(578)
Common stock issued (7,494 shares)		37	146				183
Preferred stock repurchased (72,650 shares)	(1,816)		(145)				(1,961)

Balance, December 31, 2016	$7,609	$16,352	$10,684	$54,509	$693	$(3,165)	$86,682

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows (dollars in thousands)
For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash Flows from Operating Activities
Net income	$9,568	$8,417	$5,802
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	801	709	612
Amortization of securities	109	147	76
Sale of loans held for sale originated	70,334	75,365	56,211
Loans held for sale originated	(66,779)	(77,152)	(56,045)
Provision for loan losses	-	300	2,250
Benefit (expense) for deferred taxes	9	341	(515)
(Increase) in interest receivable	(76)	(34)	(177)
Increase in other assets	(444)	(457)	(1,474)
Increase in accrued liabilities	1,690	1,480	1,160
Amortization of limited partnership investments	731	627	608
Loss on sale and valuation adjustments of other real estate owned	19	489	319
Income from life insurance investment	(476)	(473)	(467)
Net Cash Provided by Operating Activities	15,486	9,759	8,360

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	32,218	8,243	27,495
Proceeds from maturities of securities held to maturity	-	-	106
Purchases of securities available for sale and other investments	(47,137)	(12,040)	(11,957)
Capital improvements to other real estate owned	(24)	-	-
Purchases of securities held to maturity	-	-	(125)
Net increase in loans held for investment	(49,386)	(25,892)	(43,642)
Net (increase) decrease in loans held for sale participations	(8,483)	(42,637)	(9,744)
Net purchase of property and equipment	(3,527)	(1,793)	(546)
Proceeds from sale of other real estate owned	623	688	986
Net Cash Provided by (Used in) Investing Activities	(75,716)	(73,431)	(37,427)

Cash Flows from Financing Activities
Net change in deposits	42,415	3,165	27,356
Net change in short-term debt	15,046	10,596	10,935
Dividends paid in cash	(3,115)	(2,915)	(2,232)
Proceeds from long-term debt	20,000	40,000	10,000
Proceeds from issuance of preferred stock	-	-	6,831
Proceeds from issuance of common stock	183	146	12,056
Repurchase of preferred stock	(1,961)
Repurchase of common stock	(578)	(289)
Repayments of long-term debt	(3,924)	(1,714)	(19,222)
Net Cash Provided by (Used in) Financing Activities	68,066	48,989	45,724

Net Increase (Decrease) in Cash and Cash Equivalents	7,836	(14,683)	16,657

Cash and Cash Equivalents, Beginning of Year	8,519	23,202	6,545
Cash and Cash Equivalents, End of Year	$16,355	$8,519	$23,202

Supplemental Cash Flow information:
Cash paid for:
Interest	$3,573	$2,854	$3,703
Income taxes	2,300	1,500	1,607
Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	566	125	2,915
Loans originated for the sale of other real estate owned	-	(328)	(780)
Conversion of subordinated debt to preferred stock	-	-	2,594

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1
NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia, and the adjacent county of Hardy, West Virginia. Services are provided at eleven branch offices, a Dealer Finance Division and a loan production office. The Company offers insurance, mortgage lending and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, and VBS Mortgage, LLC (VBS). On January 1, 2017, the Company purchased VS Title, a title company headquartered in Harrisonburg, VA with offices in Harrisonburg, Fishersville and Charlottesville, VA.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. and VBS Mortgage, LLC, (net of noncontrolling interest). Significant inter-company accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, other than temporary impairment, the valuation of deferred tax assets and liabilities, pension accounting and the valuation of foreclosed real estate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds whose initial maturity is ninety days or less and Federal funds sold.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Company has no securities classified as trading.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Securities, continued

For held-to-maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Other Investments

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

Other Investment Securities
Due to the nature and restrictions placed on the Company's investment in common stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond, these securities are considered restricted and carried at cost.

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment

The Company, through its banking subsidiary, provides mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans, particularly commercial and residential mortgages. The ability of the Company’s debtors to honor their contracts is largely dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, and any unearned income.  Interest income is accrued on the unpaid principal balance.  The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection.  Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The Company’s loans are grouped into eleven segments: construction/land development, farmland, real estate, multi-family, commercial real estate, home equity – closed end, home equity – open end, commercial & industrial – non-real estate, consumer, credit cards and dealer finance. Each segment is subject to certain risks that influence the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management. The Company does not segregate the portfolio further.

Construction and land development loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. Completed properties that do not sell or become leased within originally expected timeframes may impact the borrower’s ability to service the debt. These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to value ratios for the collateral.

Farmland loans are loans secured by agricultural property. These loans are subject to risks associated with the value of the underlying farmland and the cash flows of the borrower’s farming operations.

Multifamily loans are loans secured by multi-unit residential property. These loans are subject to risks associated with the value of the underlying property as well as the successful operation and management of the property.

Real estate loans are for consumer residential real estate where the credit quality is subject to risks associated with the borrower’s repayment ability and collateral value, measured generally by analyzing local unemployment and bankruptcy trends, and local housing market trends and interest rates. Risks specific to a borrower are determined by previous repayment history, loan-to-value ratios, and debt-to-income ratios.

The commercial real estate segment includes loans secured by commercial real estate occupied by the owner/borrower, and commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for commercial buildings, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses housed by the commercial real estate.

The Company’s home-equity loan portfolios (closed end and open end) carry risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value at origination, experienced underwriting, and requiring standards for appraisers.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment, continued

Commercial and industrial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

Consumer non-real estate includes non-dealer financed automobile loans and other consumer loans. Certain consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay. If the loan is secured, the Company analyzes loan-to-value ratios. All consumer non-real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks for the portfolio, including local unemployment rates, personal bankruptcy rates and interest rates.

Credit card loan portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores.

Dealer finance lending generally carries certain risks associated with the values of the collateral and borrower’s ability to repay the loan. The Company focuses its dealer finance lending on used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future.

Interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered past due when a payment of principal or interest or both is due but not paid.  Management closely monitors past due loans in timeframes of 30-59 days, 60-89 days, and 90 or more days past due.

These policies apply to all loan portfolio segments.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings are considered impaired loans.

Loans Held for Sale

These loans consist of fixed rate loans made through the Company’s subsidiary, VBS Mortgage, and loans purchased from Northpointe Bank, Grand Rapids, MI.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Sale, continued

VBS Mortgage originates conforming mortgage loans for sale in the secondary market. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of the investors. VBS enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. VBS protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan.  As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  VBS determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. The fair value of rate lock commitments and best efforts contracts was considered immaterial at December 31, 2016 and 2015. The Bank now provides a warehouse line for VBS after closing, until the loan is purchased by the investor. The average time on the line is two or three weeks These loans are pre-sold with servicing released and no interest is retained after the loans are sold. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were necessary in 2016, 2015, or 2014. Gains on sales of loans and commission expense are recognized at the loan closing date and are included in mortgage banking income, net on the Company’s consolidated income statement.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2016, and 2015, there were $62.6 million and $54.1 million of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $9.8 million in loans classified as TDRs that are current and performing as of December 31, 2016, and $11.7 million as of December 31, 2015.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan and Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. A provision for estimated losses is charged to earnings to establish and maintain the allowance for loan losses at a level reflective of the estimated credit risk. When management determines that a loan balance or portion of a loan balance is not collectible, the loss is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance.

Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management evaluates the allowance each quarter through a methodology that estimates losses on individual impaired loans and evaluates the effect of numerous factors on the credit risk of each segment of loans.

The Company’s allowance for loan losses has two basic components: the general allowance and the specific allowance. Each of these components is determined based upon estimates and judgments. The general allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations.

Except for credit card and dealer finance loans, all loans are assigned an internal risk rating based on certain credit quality indicators. Credit card, consumer and dealer finance loans are monitored based on payment activity. Loss rates are amplified for loans with adverse risk ratings that are not considered impaired. In the general allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each segment of loans.  The period-end balances for each loan segment are multiplied by the adjusted loss factor. Historical loss rates are combined with qualitative factors resulting in an adjusted loss factor for each segment. Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the collateral, if the loan is deemed collateral dependent.

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

Other Real Estate Owned (OREO)

OREO is held for sale and represents real estate acquired through or in lieu of foreclosure. OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s policy is to carry OREO on its balance sheet at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Bank Premises and Equipment

Land is carried at cost and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods. The ranges of the useful lives of the premises and equipment are as follows:

Premises and Improvements	10 - 40 years
Furniture and Equipment	5 - 20 years

Maintenance, repairs, and minor improvements are charged to operations as incurred. Gains and losses on dispositions are reflected in other income or expense.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.  Intangible assets related to branch transactions were fully amortized in 2011. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2016, 2015, and 2014.

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full-time employees hired prior to April 1, 2012. The benefits are primarily based on years of service and earnings. The Company complies with ASC 325-960 “Defined Benefit Pension Plans” which requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2016, 2015, and 2014 were $443,479, $401,138, and $317,780, respectively.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Comprehensive Income

Comprehensive income is shown in a two-statement approach, the first statement presents total net income and its components followed by a second statement that presents all the components of other comprehensive income such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit pension plan.

Derivative Financial Instruments

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Fair Value Measurements
The Company follows the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Reclassifications
Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. There were no material reclassifications.

Earnings per Share
Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per common share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:
	For the year ended
Dollars in thousands	December 31, 2016	December 31, 2015	December 31, 2014
Earnings Available to Common Stockholders:
Net Income	$9,762	$8,581	$5,847
Minority interest	194	164	45
Preferred Stock Dividends	487	510	128
Net Income Available to Common Stockholders	$9,081	$7,907	$5,674

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:
	Year ended
	12/31/2016			12/31/2015			12/31/14
Dollars in thousands, except share data	Net Income Available	Weighted Average Shares	Per Share Amounts	Net Income Available	Weighted Average Shares	Per Share Amounts	Net Income Available	Weighted Average Shares	Per Share Amounts
Basic EPS	$9,081	3,282,335	$2.77	$7,907	3,290,812	$2.40	$5,674	3,119,333	$1.82
Effect of Dilutive Securities:
Convertible Preferred Stock	487	434,256	(0.20)	510	444,400	(0.15)	128	110,631	(0.02)
Diluted EPS	$9,568	3,716,591	$2.57	$8,417	3,735,212	$2.25	$5,802	3,229,942	$1.80

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Bank/Company does not expect the adoption of ASU 2016-05 to have a material impact on its (consolidated) financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 3
CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2016 and 2015.

NOTE 4
SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U. S. Treasuries	125,005	$-	$-	125,005
December 31, 2015
U. S. Treasuries	125,043	$-	$-	125,043

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U. S. Treasuries	$24,004,705	$8,668	$-	$24,013,373
U. S. Government sponsored enterprises	-	-	-	-
Mortgage-backed obligations of federal agencies	634,009	123	-	634,132
Equity securities	135,000	-	-	135,000
Total Securities Available for Sale	$24,773,714	$8,791	$-	$24,782,505

December 31, 2015
U. S. Treasuries	$4,015,440	$5,840	$-	$4,021,280
U. S. Government sponsored enterprises	8,080,540	3,780	10,600	8,073,720
Mortgage-backed obligations of federal agencies	810,802	6,143	-	816,945
Equity securities	135,000	-	-	135,000
Total Securities Available for Sale	$13,041,782	$15,763	$10,600	$13,046,945

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 4
SECURITIES (CONTINUED):

The amortized cost and fair value of securities at December 31, 2016, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$24,004,705	$24,013,373
Due after one year through five years	125,005	125,005	-	-
Due after five years through ten years	-	-	634,009	634,132
Due after ten years	-	-	135,000	135,000
Total	$125,005	$125,005	$24,773,714	$24,782,505

There were no sales of debt or equity securities during 2016, 2015 or 2014.

There were no pledged securities at December 31, 2016. The carrying value (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $12,912,000 at December 31, 2015.

Other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $7,982,000), stock in the Federal Home Loan Bank (carrying basis of $5,018,000), and various other investments (carrying basis of $1,503,000). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of December 31, 2016. At December 31, 2016, the Company was committed to invest an additional $4,795,251 in eight low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates and variable rate bonds. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes for other than temporary impairment. The primary concern in a loss situation is the credit quality of the business behind the instrument. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions.

As of December 31, 2016, there were no securities in an unrealized loss position. A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of December 31, 2015 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
U. S. Government sponsored enterprises	$6,056	$(11)	$-	$-	$6,056	$(11)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 4
SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. As of December 31, 2016, the Company did not have any securities that were temporarily impaired. There were no securities that had been in an unrealized loss position for more than twelve months. The Company did not recognize any other-than-temporary impairment losses in 2016, 2015 or 2014.

NOTE 5
LOANS:

Loans held for investment as of December 31, 2016, and 2015 were as follows:

	2016	2015
Construction/Land Development	$76,171,890	$69,759,401
Farmland	12,901,023	13,377,740
Real Estate	172,758,171	166,586,877
Multi-Family	7,604,876	7,558,460
Commercial Real Estate	150,060,810	128,031,686
Home Equity – closed end	11,452,712	9,135,433
Home Equity – open end	54,419,961	56,599,337
Commercial & Industrial – Non-Real Estate	31,306,361	27,954,171
Consumer	6,643,868	8,219,391
Dealer Finance	65,494,924	54,085,791
Credit Cards	2,821,901	2,745,190
Total	$591,636,497	$544,053,477

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $199,401,000 and $182,312,000 as of December 31, 2016, and 2015, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 5
LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands), as of December 31, 2016 and 2015:
		Unpaid		Average	Interest
December 31, 2016	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,296	$3,652	$-	$2,547	$10
Farmland	-	-	-	-	-
Real Estate	768	768	-	778	10
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,958	1,958	-	1,087	114
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	347	-	964	2
Commercial & Industrial – Non-Real Estate	170	170	-	174	2
Consumer	13	13	-	11	-
Credit Cards	-	-	-	-	-
Dealer Finance	-	-	-	14	1
	6,205	6,908	-	5,575	139

Impaired loans with a valuation allowance
Construction/Land Development	6,592	6,592	1,853	8,525	291
Farmland	-	-	-	-	-
Real Estate	1,206	1,206	221	1,215	10
Multi-Family	-	-	-	-	-
Commercial Real Estate	952	952	60	959	57
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	969	-
Commercial & Industrial – Non-Real Estate	-	-	-	14	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	87	87	20	77	1
	8,837	8,837	2,154	11.759	359

Total impaired loans	$15,042	$15,745	$2,154	$17,334	$498

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 5
LOANS (CONTINUED):

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

Loans held for sale consists of loans originated by VBS Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan Participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2016, and 2015 were $62,734,803 and $57,805,529, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 5
LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans (in thousands) as of December 31, 2016 and 2015:
	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2016
Construction/Land Development	$73	$101	$-	$2,805	$2,979	$73,193	$76,172
Farmland	-	-	-	-	-	12,901	12,901
Real Estate	2,114	340	81	1,399	3,934	168,824	172,758
Multi-Family	-	-	-	-	-	7,605	7,605
Commercial Real Estate	139	-	-	-	139	149,922	150,061
Home Equity – closed end	101	-	-	32	133	11,320	11,453
Home Equity – open end	309	-	-	279	588	53,832	54,420
Commercial & Industrial – Non- Real Estate	313	5	-	70	388	30,918	31,306
Consumer	35	4	-	-	39	6,604	6,643
Dealer Finance	790	187	26	178	1,181	64,314	65,495
Credit Cards	18	4	-	-	22	2,800	2,822
Total	$3,892	$641	$107	$4,763	$9,403	$582,233	$591,636

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2015
Construction/Land Development	$104	$-	$-	$4,688	$4,792	$64,967	$69,759
Farmland	-	-	-	-	-	13,378	13,378
Real Estate	2,684	1,332	272	1,010	5,298	161,289	166,587
Multi-Family	-	-	-	-	-	7,559	7,559
Commercial Real Estate	340	241	-	-	581	127,451	128,032
Home Equity – closed end	41	7	-	-	48	9,087	9,135
Home Equity – open end	918	46	107	40	1,111	55,488	56,599
Commercial & Industrial – Non- Real Estate	114	3	25	109	251	27,703	27,954
Consumer	120	10	-	-	130	8,089	8,219
Dealer Finance	905	183	152	108	1,348	52,738	54,086
Credit Cards	10	13	15	-	38	2,707	2,745
Total	$5,236	$1,835	$571	$5,955	$13,597	$530,456	$544,053

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 6
ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses (in thousands) for the years ended December 31, 2016 and 2015 is as follows:

December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$356	$7	$(712)	$3,381	$1,853	$1,528
Farmland	95	-	-	(61)	34	-	34
Real Estate	806	23	4	56	843	221	622
Multi-Family	71	-	-	(48)	23	-	23
Commercial Real Estate	445	19	135	144	705	-	705
Home Equity – closed end	174	8	-	(91)	75	-	75
Home Equity – open end	634	370	120	86	470	60	410
Commercial & Industrial – Non-Real Estate	1,055	293	267	(443)	586	-	586
Consumer	108	37	19	(12)	78	-	78
Dealer Finance	836	1,081	417	1,117	1,289	20	1,269
Credit Cards	115	74	54	(36)	59	-	59
Total	$8,781	$2,261	$1,023	$-	$7,543	$2,154	$5,389

December 31, 2015	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,738	$156	$85	$(225)	$4,442	$2,373	$2,069
Farmland	-	-	-	95	95	-	95
Real Estate	623	25	37	171	806	238	568
Multi-Family	-	-	-	71	71	-	71
Commercial Real Estate	126	-	65	254	445	18	427
Home Equity – closed end	188	26	6	6	174	-	174
Home Equity – open end	154	51	-	531	634	269	365
Commercial & Industrial – Non-Real Estate	1,211	-	62	(218)	1,055	-	1,055
Consumer	214	32	32	(106)	108	-	108
Dealer Finance	1,336	251	24	(273)	836	17	819
Credit Cards	135	60	46	(6)	115	-	115
Total	$8,725	$601	$357	$300	$8,781	$2,915	$5,866

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans (in thousands) based on impairment method as of December 31, 2016 and 2015:

December 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$76,172	$9,888	$66,284
Farmland	12,901	-	12,901
Real Estate	172,758	1,974	170,784
Multi-Family	7,605	-	7,605
Commercial Real Estate	150,061	2,910	147,151
Home Equity – closed end	11,453	-	11,453
Home Equity –open end	54,420	-	54,420
Commercial & Industrial – Non-Real Estate	31,306	170	31,136
Consumer	6,643	13	6,630
Dealer Finance	65,495	87	65,408
Credit Cards	2,822	-	2,822
	$591,636	$15,042	$576,594
Total

December 31, 2015	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$69,759	$12,895	$56,864
Farmland	13,378	-	13,378
Real Estate	166,587	1,421	165,167
Multi-Family	7,559	-	7,559
Commercial Real Estate	128,032	1,197	126,835
Home Equity – closed end	9,135	-	9,135
Home Equity –open end	56,599	2,573	54,026
Commercial & Industrial – Non-Real Estate	27,954	181	27,773
Consumer	8,219	18	8,201
Dealer Finance	54,086	72	54,013
Credit Cards	2,745	-	2,745
	$544,053	$18,357	$525,696
Total

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of December 31, 2016 and 2015:

December 31, 2016	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,478	$10,870	$43,863	$8,399	$2,473	$9,089	$-	$76,172
Farmland	65	-	3,073	3,456	4,446	1,861	-	-	12,901
Real Estate	-	1,149	62,168	74,242	28,266	4,680	2,253	-	172,758
Multi-Family	-	311	3,009	4,099	186	-	-	-	7,605
Commercial Real Estate	-	2,793	32,986	91,157	19,181	1,840	2,104	-	150,061
Home Equity – closed end	-	150	3,966	4,139	1,746	1,414	38	-	11,453
Home Equity – open end	124	1,724	16,415	30,974	4,547	125	511	-	54,420
Commercial & Industrial (Non-Real Estate)	1,375	1,267	6,827	19,530	2,198	39	70	-	31,306
Consumer (excluding dealer)	67	174	1,837	607	1,242	2,252	466	-	6,643
Total	$1,631	$9,046	$141,151	$272,065	$70,211	$14,684	$14,531	$-	$523,319

	Credit Cards	Dealer Finance
Performing	$2,822	$65,291
Non performing	-	204
Total	$2,822	$65,495

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

December 31, 2015	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$485	$8,410	$31,783	$14,260	$3,216	$11,605	$-	$69,759
Farmland	66	-	2,615	3,768	4,952	1,977	-	-	13,378
Real Estate	-	955	54,400	76,545	23,695	8,334	2,658	-	166,587
Multi-Family	-	391	3,925	3,046	197	-	-	-	7,559
Commercial Real Estate	-	2,087	25,889	74,337	20,271	4,149	1,299	-	128,032
Home Equity – closed end	-	-	3,549	3,792	1,661	114	19	-	9,135
Home Equity – open end	-	1,657	15,043	31,455	4,827	398	3,219	-	56,599
Commercial & Industrial (Non-Real Estate)	896	646	6,423	17,053	2,281	517	138	-	27,954
Consumer (excluding dealer)	83	215	2,273	750	1,536	2,786	576	-	8,219
Total	$1,045	$6,436	$122,527	$242,529	$73,680	$21,491	$19,514	$-	$487,222

	Credit Cards	Dealer Finance
Performing	$2,730	$53,826
Non performing	15	260
Total	$2,745	$54,086
Description of internal loan grades:

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
December 31, 2016 and 2015

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

Credit card and dealer finance loans are classified as performing or nonperforming. A loan is nonperforming when payments of principal and interest are past due 90 days or more.

NOTE 7
TROUBLED DEBT RESTRUCTURING:

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which are considered in the qualitative factors within the allowance for loan loss methodology. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans which are evaluated individually for impairment.

During the twelve months ended December 31, 2016, the Bank modified 6 loans that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2016
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	2	$141	$141
Consumer	4	39	39
Total	6	$180	$180

As of December 31, 2016, there were no loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 90 days past due.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

NOTE 8
BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

	2016	2015

Land	$3,090,632	$1,868,709
Buildings and improvements	9,404,429	7,209,427
Furniture and equipment	6,560,956	7,397,173
	19,056,017	16,475,309
Less - accumulated depreciation	(8,788,082)	(8,933,231)
Net	$10,267,935	$7,542,078

Provisions for depreciation of $801,093 in 2016, $709,237 in 2015, and $612,116 in 2014 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 9
OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2016 and 2015:

Other Real Estate Owned
	2016	2015

Balance as of January 1	$2,127,685	$3,507,153
Loans transferred to OREO	566,272	125,000
Capital improvements	24,335	98,929
Sale of OREO	(623,249)	(1,065,792)
Write down of OREO or losses on sale	(19,074)	(537,605)
Balance as of December 31	$2,075,969	$2,127,685

At December 31, 2016, the balance of real estate owned includes $121,450 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $40,377.

NOTE 10
DEPOSITS:

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at year end 2016 and 2015 were $7,841,553 and $6,605,644. At December 31, 2016, the scheduled maturities of time deposits are as follows:

2017	$53,013,651
2018	57,544,691
2019	25,625,074
2020	12,136,116
2021 and after	8,908,548
Total	$157,228,080

NOTE 11
SHORT-TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2016 and 2015 is summarized as follows:

		Outstanding	Average	Weighted
	Maximum Outstanding	At	Balance	Average
	at any Month End	Year End	Outstanding	Interest Rate	Yield
2016
Federal funds purchased	$11,421,000	$-	$635,653.02%		.98%
FHLB short term	50,000,000	40,000,000	34,740,437.11%		.12%
Securities sold under agreements to repurchase	4,272,235	-	2,133,239.55%		.25%
Totals		$40,000,000	$37,509,329.15%		.15%
2015
Federal funds purchased	$8,843,000	$959,217	$833,907.02%		.78%
FHLB short term	45,000,000	20,000,000	26,739,726.16%		.19%
Securities sold under agreements to repurchase	4,697,341	3,994,834	4,443,753.04%		.25%
Totals		$24,954,051	$32,017,386.21%		.22%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 11
SHORT-TERM DEBT (CONTINUED)

Securities sold under repurchase agreements are secured transactions with customers and generally mature the day following the date sold. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, is a daily rate variable loan that acts as a line of credit to meet financing needs.

As of December 31, 2016, the Company had unsecured lines of credit with correspondent banks totaling $26,000,000, which may be used in the management of short-term liquidity, in which no balances were outstanding.

NOTE 12
LONG-TERM DEBT:

The Company borrowed $20,000,000 from the Federal Home Loan Bank of Atlanta (FHLB) in 2016 to fund loan growth and extend maturities of long term debt at lower rates. The Company borrowed $40,000,000 in 2015. The interest rates on the long-term debt were fixed at the time of the advance and ranged from 1.16% to 2.56%; the weighted average interest rate was 1.80% and 1.86% at December 31, 2016 and 2015, respectively. The balance of these obligations at December 31, 2016 and December 31, 2015 were $63,982,000 and $48,161,000, respectively. The long-term debt is secured by qualifying mortgage loans held for investment by the Company.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2016, were as follows:

2017	$4,429,000
2018	9,429,000
2019	6,929,000
2020	14,429,000
2021	10,929,000
Thereafter	17,837,000
Total	$63,982,000

The Company has a small note payable to purchase a lot adjacent to one of its branches in the amount of $255,000 payable in three annual installments.

NOTE 13
INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2016	2015	2014
Current expense
Federal	$3,108,055	$3,227,013	$1,777,598
Deferred (benefit) expense
Federal	(8,751)	(340,941)	505,684
State	-	-	9,854
Total Deferred (benefit) expense	(8,751)	(340,941)	515,538
Total Income Tax Expense	$3,099,305	$2,886,072	$2,293,136

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 13
INCOME TAX EXPENSE (CONTINUED):

The components of deferred taxes as of December 31, were as follows:

	2016	2015
Deferred Tax Assets:
Allowance for loan losses	$2,353,979	$2,564,214
Split Dollar Life Insurance	4,440	4,440
Nonqualified deferred compensation	855,635	702,440
Low income housing partnerships losses	93,561	210,107
Core deposit amortization	165,124	176,605
Other real estate owned	280,248	269,610
Unfunded pension benefit obligation	1,633,388	1,382,268
Total Assets	$5,386,375	$5,309,684

	2016	2015
Deferred Tax Liabilities:
Unearned low income housing credits	$307,042	$418,416
Depreciation	437,253	359,406
Prepaid pension	1,839,781	1,988,736
Goodwill tax amortization	900,641	901,340
Net unrealized gain on securities available for sale	2,989	1,757
Total Liabilities	3,487,706	3,669,655
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$1,898,668	$1,640,029

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2016	2015	2014

Tax expense at federal statutory rates	$4,306,709	$3,843,048	$2,959,056
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	5,882	8,087	8,659
Partially tax-exempt income	(41,135)	(46,348)	(54,529)
Tax-exempt income	(216,999)	(222,672)	(190,192)
LIH and historic credits	(896,063)	(700,882)	(506,742)
Deferred Tax Asset Valuation Allowance – reversal	-	-	396,440
Other	(59,088)	4,840	(112,714)
Total Income Tax Expense	$3,099,305	$2,886,072	$2,293,136

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2013.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 14
EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2016, 2015 and 2014:

	2016	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning	$10,944,658	$10,777,415	$7,933,568
Service cost	631,874	648,334	501,032
Interest cost	452,896	410,944	377,706
Actuarial (gain) loss	872,245	(137,048)	2,030,583
Benefits paid	(426,628)	(754,987)	(65,474)
Benefit obligation, ending	$12,475,045	$10,944,658	$10,777,415

Change in Plan Assets
Fair value of plan assets, beginning	$11,678,218	$11,683,845	$9,687,226
Actual return on plan assets	780,160	(640)	562,093
Employer contribution	-	750,000	1,500,000
Benefits paid	(426,628)	(754,987)	(65,474)
Fair value of plan assets, ending	$12,031,750	$11,678,218	$11,683,845
Funded status at the end of the year	$(443,295)	$733,560	$906,430

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2016	2015	2014
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$4,360,788	$4,799,051	$4,434,917
Unfunded pension benefit obligation under ASC 325-960	(4,804,083)	(4,065,491)	(3,528,487)
Deferred taxes	1,633,388	1,382,267	1,199,686

Amount recognized in accumulated other
comprehensive income (loss)
Net loss	$(4,861,211)	$(4,137,855)	$(3,616,087)
Prior service cost	57,128	72,364	87,600
Amount recognized	(4,804,083)	(4,065,491)	(3,528,487)
Deferred Taxes	1,633,388	1,382,267	1,199,686
Amount recognized in accumulated comprehensive income	$(3,170,695)	$(2,683,224)	$(2,328,801)

Prepaid benefit detail
Benefit obligation	$(12,475,045)	$(10,944,658)	$(10,777,415)
Fair value of assets	12,031,750	11,678,218	11,683,845
Unrecognized net actuarial loss	4,861,211	4,137,855	3,616,087
Unrecognized prior service cost	(57,128)	(72,364)	(87,600)
Prepaid (accrued) benefits	$4,360,788	$4,799,051	$4,434,917

Components of net periodic benefit cost
Service cost	$631,874	$648,334	$501,032
Interest cost	452,896	410,944	377,706
Expected return on plan assets	(854,414)	(838,818)	(698,252)
Amortization of prior service cost	(15,236)	(15,236)	(15,236)
Recognized net actuarial (gain) loss	223,143	180,642	36,110
Net periodic benefit cost	$438,263	$385,866	$201,360

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net (gain) loss	$723,356	$521,768	$2,130,632
Amortization of prior service cost	15,236	15,236	15,236
Total recognized in other comprehensive income	$738,592	$537,004	$2,145,868

Total recognized in net periodic benefit cost and other
Comprehensive income (loss)	$1,176,855	$922,870	$2,347,228

Additional disclosure information
Accumulated benefit obligation	$8,788,626	$7,601,249	$7,543,340
Vested benefit obligation	$8,780,087	$7,539,365	$7,408,014
Discount rate used for net pension cost	4.25%	4.00%	5.00%
Discount rate used for disclosure	4.00%	4.25%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Average remaining service (years)	13	13	14

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

The Company’s contributions for 2015 and 2014 were $750,000, and $1,500,000, respectively. Due to the current funding status of the plan, the Company did not make a contribution in 2016. The net periodic pension cost of the plan for 2017 will be approximately $601,000.

Long-Term Rate of Return

The Company, as plan sponsor, selects the expected long-term rate of return on assets assumption in consultation with investment advisors and the plan actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, and solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2016, and 2015 were 61% equity and 39% fixed and 60% equity and 40% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2016, are as follows:

2017	$595,435
2018	1,284,377
2019	669,286
2020	549,902
2021	152,296
2022-2026	5,655,187
$8,906,483

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $470,000 in 2016, $420,000 in 2015, and $360,000 in 2014 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 190,271 and 188,596 at December 31, 2016 and 2015, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches a hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $242,415, $211,987 and $190,057 in 2016, 2015 and 2014, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $110,000 in 2016, $110,000 in 2015 and $100,000 in 2014. A liability is accrued for the obligation under the plan and totaled $2,766,902 and $2,423,358 at December 31, 2016 and 2015, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $412,142 and $393,405 for December 31, 2016 and 2015, respectively.

NOTE 15
CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $680,021 and $1,596,382 at December 31, 2016 and 2015, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. Loan concentration areas greater than 25% of capital include land development. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2016, approximately 82% of the loan portfolio was secured by real estate.

NOTE 16
COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2016 and 2015, the Company had the following commitments outstanding:
	2016	2015
Commitments to extend credit	$148,060,176	$135,138,834
Standby letters of credit	1,089,117	1,344,191

The Company uses the same credit policies in making commitments to extend credit and issue standby letters of credit as it does for the loans reflected in the consolidated balance sheet.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 16
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

The Bank leases four of its branch offices and both of its loan production offices under long term lease arrangements which had initial terms of either three, five or ten years. Lease expense was $173,777, $164,294 and $120,728 for 2016, 2015 and 2014, respectively. As of December 31, 2016, the required lease payments for the next five years were as follows:

2017	$145,099
2018	102,726
2019	74,349
2020	75,500
2021	55,439

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

Derivative instruments are generally either negotiated Over-the-Counter (OTC) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2016, 2015 and 2014.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 17
ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2016	2015

Notional amount	$189,629	$189,629
Fair market value of contracts, included in other assets	26,327	15,162

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans originated by VBS (rate lock commitments) to be sold into the secondary market and best efforts commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the practice of VBS to enter into best efforts commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated hedge relationships. The fair value of the mortgage banking derivatives were estimated based on changes in interest rates from the date of the commitments and were considered immaterial at December 31, 2016 and 2015.

NOTE 18
TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:
	2016	2015

Total loans, beginning of year	$7,180,104	$7,449,140
New loans	4,701,094	5,226,432
Relationship change	611,415	(44,948)
Repayments	(5,006,226)	(5,450,520)
Total loans, end of year	$7,486,387	$7,180,104

Deposit of executive officers and directors and their affiliates were $4,523,561 and $4,529,503 on December 31, 2016 and 2015 respectively.  Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 19
DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers and Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2016, approximately $14,814,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $5,000,000 in 2016, $2,500,000 in 2015 and $1,300,000 in 2014.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20
FAIR VALUE MEASUREMENTS:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additional considerations are involved to determine the fair value of financial assets in markets that are not active.

The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 –
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivatives

The Company’s derivatives are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20
FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2016, and 2015 (dollars in thousands):

December 31, 2016	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,014	$-	$24,014	$-
Mortgage-backed obligations of federal agencies	634	-	634	-
Equity securities	135	-	135	-
Total securities available for sale	$24,783	-	$24,783	-

December 31, 2015	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$4,021	$-	$4,021	$-
U. S. Government sponsored enterprises	8,074	-	8,074	-
Mortgage-backed obligations of federal agencies	817	-	817	-
Equity securities	135	-	135	-
Total securities available for sale	$13,047	-	$13,047	-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by VBS for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by VBS are recorded at lower of cost or market. No market adjustments were required at December 31, 2016 or 2015; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchased price, the book value of these loans approximates fair value at December 31, 2016, and 2015.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Troubled debt restructurings are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually-evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The fair value of an impaired loan and measurement of associated loss is based on one of three methods: the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. The observable market price of a loan is categorized as a Level 1 input. The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a troubled debt restructure.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

Loans measured using the fair value of collateral method are categorized in Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations.

The value of real estate collateral is determined by an independent appraisal utilizing an income or market valuation approach.  Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 3) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of December 31, 2016, and 2015, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2016	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,739	-	-	$4,739
Real Estate	985	-	-	985
Commercial Real Estate	892	-	-	892
Dealer Finance	67	-	-	67
Impaired loans	$6,683	-	-	$6,683

December 31, 2015	Total	Level 1	Level 2	Level 3

Construction/Land Development	$9,161	-	-	$9,161
Real Estate	86	-	-	86
Commercial Real Estate	872	-	-	872
Home Equity – open end	1,145	-	-	1,145
Dealer Finance	51	-	-	51
Impaired loans	$11,315	-	-	$11,315

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$6,683	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

December 31, 2016	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

December 31, 2015	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,128	-	-	$2,128

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$2,076	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Bank, and Interest-Bearing Deposits
The carrying amounts approximate fair value.

Securities
The fair values of securities, excluding restricted stock, are determined by quoted market prices or dealer quotes. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments adjusted for differences between the quoted instruments and the instruments being valued. The carrying value of restricted securities and other investments approximates fair value and are therefore excluded from the following table.

Loans Held for Sale
Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20 FAIR VALUE (CONTINUED):

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate – commercial, real estate – construction, real estate – mortgage, credit card and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, as well as estimates for prepayments. The estimate of maturity is based on the Company’s historical experience with repayments for loan classification, modified, as required, by an estimate of the effect of economic conditions on lending.

Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are determined within management’s judgment, using available market information and specific borrower information.

Bank-Owned Life Insurance
Bank-owned life insurance represents insurance policies on officers of the Company. The cash values of the policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates fair value.

Deposits
The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Short-Term Debt
The carrying amounts of short-term debt maturing within 90 days approximate their fair values. Fair values of any other short-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of debt.

Long-Term Debt
The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses based on the Company’s incremental borrowing rates for similar types of debt arrangements.

Accrued Interest
The carrying amounts of accrued interest approximate fair value.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 20 FAIR VALUE (CONTINUED):

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$16,355	$16,355	$-	$-	$16,355
Securities	24,908	-	24,908	-	24,908
Loans held for sale	62,735	-	62,735	-	62,735
Loans held for investment, net	584,093	-	-	598,991	598,991
Interest receivable	1,785	-	1,785	-	1,785
Bank owned life insurance	13,513	-	13,513	-	13,513
Total	$703,389	$16,355	$102,941	$598,991	$718,287
Liabilities:
Deposits	$537,085	$-	$379,857	$158,073	$537,930
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	64,237	-	-	63,945	63,945
Interest payable	228	-	228	-	228
Total	$641,550	$-	$420,085	$222,018	$642,103

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
Assets:
Cash and cash equivalents	$8,519	$8,519	$-	$-	$8,519
Securities	13,172	-	13,172	-	13,172
Loans held for sale	57,806	-	57,806	-	57,806
Loans held for investment, net	535,272	-	-	546,792	546,792
Interest receivable	1,709	-	1,709	-	1,709
Bank owned life insurance	13,046	-	13,046	-	13,046
Total	$629,524	$8,519	$85,733	$546,792	$641,044
Liabilities:
Deposits	$494,670	$-	$333,630	$162,524	$496,154
Short-term debt	24,954	-	24,954	-	24,954
Long-term debt	48,161	-	-	48,565	48,565
Interest payable	203	-	203	-	203
Total	$567,988	$-	$358,787	$210,685	$569,472

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 21
REGULATORY MATTERS

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule, and becoming fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2016, that the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Reserve Bank Report of Examination, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 21
REGULATORY MATTERS (CONTINUED):

The actual capital ratios for the Bank are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$93,519	15.08%	$49,615	8.00%	$62,019	10.00%
Tier 1 risk-based ratio	85,976	13.86%	37,212	6.00%	49,615	8.00%
Common equity tier 1	85,976	13.86%	27,909	4.50%	40,312	6.50%
Total assets leverage ratio	85,976	11.83%	29,065	4.00%	36,331	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$86,053	15.24%	$45,157	8.00%	56,447	10.00%
Tier 1 risk-based ratio	78,976	13.99%	33,868	6.00%	45,157	8.00%
Common equity tier 1	78,976	13.99%	25,401	4.50%	36,690	6.50%
Total assets leverage ratio	78,976	12.06%	26,185	4.00%	32,731	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 22
PARENT COMPANY ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2016 and 2015

	2016	2015
Assets
Cash and cash equivalents	$1,154,650	$1,907,581
Investment in subsidiaries	85,480,954	81,646,312
Securities available for sale	135,000	135,000
Total Assets	$86,770,604	$83,688,893

Liabilities
Income tax payable (including due form subsidiary)	$312,087	$847,001
Deferred income taxes	307,042	301,870
Demand obligations for low income housing investment	162,290	162,290
Total Liabilities	$781,419	$1,311,161

Stockholders’ Equity
Preferred stock par value $5 per share, 400,000 shares authorized, issued and outstanding	$7,608,873	$9,425,123
Common stock par value $5 per share, 6,000,000 shares authorized, 3,270,315 and 3,285,404 shares issued and outstanding for 2016 and 2015, respectively	16,351,575	16,427,020
Additional paid in capital	10,683,583	11,149,104
Retained earnings	54,510,046	48,056,300
Accumulated other comprehensive income (loss)	(3,164,892)	(2,679,815)
Total Stockholders' Equity	85,989,185	82,377,732
Total Liabilities and Stockholders' Equity	$86,770,604	$83,688,893

Statements of Income
For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income
Dividends from affiliate	$5,000,000	$2,500,000	$1,300,000
Net limited partnership income (loss)	-	4,792	-
Total Income	5,000,000	2,504,792	1,300,000

Expenses
Total Expenses	1,070	21,316	7,100

Net income before income tax expense (benefit)
and undistributed subsidiary net income	4,998,930	2,483,476	1,292,900

Income Tax Expense (Benefit)	(248,836)	(191,494)	243,492

Income before undistributed subsidiary
net income	5,247,766	2,674,970	1,049,408

Undistributed subsidiary net income	4,319,719	5,742,039	4,752,201

Net Income F&M Bank Corp.	$9,567,485	$8,417,009	$5,801,609

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 22
PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash Flows from Operating Activities
Net income	$9,567,485	$8,417,009	$5,801,609
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(4,319,719)	(5,742,039)	(4,752,201)
Deferred tax (benefit) expense	5,172	(81,256)	279,928
Decrease (increase) in other assets	-	1,300,586	(444,885)
Increase (decrease) in other liabilities	(534,914)	(143,028)	137,817
Net Cash Provided by Operating Activities	4,718,024	3,751,272	1,022,268

Cash Flows from Investing Activities
Purchase of securities available for sale	-	-	(135,000)
Net Cash Used in Investing Activities	-	-	(135,000)

Cash Flows from Financing Activities
Capital contributed to subsidiary	-	-	(19,000,000)
Proceeds from issuance of preferred stock	-	-	9,425,123
Repurchase of preferred stock	(1,961,550)
Repurchase of common stock	(578,711)	(289,119)	-
Proceeds from issuance of common stock	183,045	146,418	12,055,709
Dividends paid in cash	(3,113,739)	(2,915,130)	(2,231,912)
Net Provided by (Cash Used) in Financing Activities	(5,470,955)	(3,057,831)	248,920

Net Increase (decrease) in Cash and Cash Equivalents	(752,931)	693,441	1,136,188

Cash and Cash Equivalents, Beginning of Year	1,907,581	1,214,140	77,952
Cash and Cash Equivalents, End of Year	$1,154,650	$1,907,581	$1,214,140

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 23
INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. As of December 31, 2016, and 2015, VBS’ summarized balance sheet and income statement were as follows:

Balance Sheets
December 31, 2016 and 2015

	2016	2015
Assets
Cash and cash equivalents	$1,397,411	$1,071,293
Loans Receivable	5,749,139	763,534
Property and equipment, net	72,120	79,038
Other Assets	268,346	266,073
Total Assets	$7,487,016	$2,179,938

Liabilities
Lind of credit	4,713,054	-
Other liabilities	465,183	271,004
Total Liabilities	$5,178,237	$271,004

Equity
Capital	219,634	219,634
Retained earnings	2,089,145	1,689,300
Total Equity	$2,308,779	$1,908,934
Total Liabilities and Equity	$7,487,016	$2,179,938

Statements of Income
For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income
Mortgage origination income	$3,314,350	$2,645,235	$1,907,804
Other Income	38,647	51,175	53,528
Total Income	3,352,997	2,696,410	1,961,332

Expenses

Salaries and employee benefits	1,819,537	1,413,107	1,105,902
Occupancy and equipment expense	223,698	212,858	177,014
Management and professional fees	337,605	290,102	321,053
Other	325,449	231,757	205,188
Total Expenses	2,706,289	2,147,824	1,809,157

Net income	$646,708	$548,586	$152,175

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 24 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table:

dollars in thousands	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December, 31, 2013	$(12)	$(914)	$(926)
Change in unrealized securities gains (losses), net of tax	15	-	15
Change in unfunded pension liability, net of tax	-	(1,416)	(1,416)
Balance at December, 31, 2014	3	(2,330)	(2,327)
Change in unrealized securities gains (losses), net of tax	1	-	1
Change in unfunded pension liability, net of tax	-	(354)	(354)
Balance at December, 31, 2015	4	(2,684)	(2,680)
Change in unrealized securities gains (losses), net of tax	2	-	2
Change in unfunded pension liability, net of tax	-	(487)	(487)
Balance at December, 31, 2016	$6	$(3,171)	$(3,165)

There were no reclassifications adjustments reported on the consolidated statements of income during 2014, 2015 or 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

We have audited the accompanying consolidated balance sheet of F&M Bank Corp. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flow for the year then ended (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
F & M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F&M Bank Corp. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Elliott Davis Decosimo, PLLC

Raleigh, North Carolina
March 28, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information required by this item is in our form 8-K dated October 17, 2016 and is incorporated by reference herein.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on its evaluation, management concluded that, as of December 31, 2016, F&M’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders to be held May 13, 2017 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 38 thru 89:

PART IV

Item 15. Exhibits and Financial Statement Schedules, continued

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
Consent of Yount, Hyde & Barbour, P.C.
23.2
Consent of Elliott Davis Decosimo, PLLC
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Item 16 Form 10-K Summary

Not Required

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

F & M Bank Corp.
(Registrant)

By:	/s/ Dean W. Withers	March 28, 2017
	Dean W. Withers	Date
Director, President and Chief Executive Officer

By:	/s/ Carrie A. Comer	March 28, 2017
	Carrie A. Comer	Date
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 28, 2017
Larry A. Caplinger

/s/ John N. Crist	Director	March 28, 2017
John N. Crist

/s/ Ellen R. Fitzwater	Director, Chair	March 28, 2017
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 28, 2017
Daniel J. Harshman

/s/ Richard S. Myers	Director	March 28, 2017
Richard S. Myers

/s/ Michael W. Pugh	Director	March 28, 2017
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 28, 2017
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 28, 2017
Ronald E. Wampler

/s/ E. Ray Burkholder	Director	March 28, 2017
E. Ray Burkholder

Exhibit Index:

3.1
Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2
Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Form 8-K filed April 16, 2015.
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
Consent of Yount, Hyde & Barbour, P.C.
23.2
Consent of Elliott Davis Decosimo, PLLC
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).