Form 10-Q
period 2017-03-31
F&M BANK CORP
filed 2017-05-15
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting Company [X]	Accelerated filer [ ] (Do not check if a smaller reporting company)
Emerging growth Company [ ]

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2017
Common Stock, par value - $5	3,272,661 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016*
	(Unaudited)
Assets
Cash and due from banks	$8,003	$7,755
Money market funds	1,091	674
Federal funds sold	3,019	7,926
Cash and cash equivalents	12,113	16,355
Securities:
Held to maturity – fair value of $125 in 2017 and 2016	125	125
Available for sale	24,739	24,783
Other investments	13,089	14,567
Loans held for sale	37,698	62,735
Loans held for investment	591,006	591,636
Less: allowance for loan losses	(7,317)	(7,543)
Net loans held for investment	583,689	584,093

Other real estate owned	2,076	2,076
Bank premises and equipment, net	11,352	10,340
Interest receivable	1,818	1,785
Goodwill	2,974	2,670
Bank owned life insurance	13,622	13,513
Other assets	11,591	11,847
Total assets	$714,886	$744,889

Liabilities
Deposits:
Noninterest bearing	$147,154	$146,617
Interest bearing	389,406	390,468
Total deposits	536,560	537,085

Short-term debt	20,000	40,000
Accrued liabilities	17,191	16,885
Long-term debt	53,045	64,237
Total liabilities	626,796	658,207

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, 327,350 issued and outstanding
for March 31, 2017 and December 31, 2016, respectively	7,609	7,609
Common stock, $5 par value, 6,000,000 shares authorized,
3,272,481 and 3,270,315 shares issued and outstanding
for March 31, 2017 and December 31, 2016, respectively	16,362	16,352
Additional paid in capital – common stock	10,734	10,684
Retained earnings	56,035	54,509
Noncontrolling interest in consolidated subsidiaries	516	693
Accumulated other comprehensive loss	(3,166)	(3,165)
Total stockholders’ equity	88,090	86,682
Total liabilities and stockholders’ equity	$714,886	$744,889

*2016 Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
Interest and Dividend income	2017	2016
Interest and fees on loans held for investment	$7,703	7,185
Interest and fees on loans held for sale	174	372
Interest from money market funds and federal funds sold	57	8
Interest on debt securities – taxable	76	69
Total interest and dividend income	8,010	7,634

Interest expense
Total interest on deposits	616	558
Interest from short-term debt	9	18
Interest from long-term debt	281	238
Total interest expense	906	814

Net interest income	7,104	6,820

Provision for Loan Losses	-	-
Net Interest Income After Provision for Loan Losses	7,104	6,820

Noninterest income
Service charges on deposit accounts	315	234
Investment services and insurance income	174	94
Mortgage banking income, net	500	451
Title insurance income	199	-
Income on bank owned life insurance	112	119
Low income housing partnership losses	(185)	(183)
ATM and check card fees	330	374
Gain on prepayment of long-term debt	504	-
Loss on sale of investments	(42)	-
Other operating income	138	121
Total noninterest income	2,045	1,210

Noninterest expense
Salaries	2,642	2,410
Employee benefits	953	753
Occupancy expense	249	218
Equipment expense	186	192
FDIC insurance assessment	90	113
Other real estate owned, net	14	18
Marketing expense	135	137
Legal and professional fees	96	89
ATM and check card fees	168	161
Telecommunication and data processing expense	323	263
Directors fees	127	108
Bank franchise tax	160	148
Other operating expenses	811	633
Total noninterest expense	5,954	5,243

Income before income taxes	3,195	2,787
Income tax expense	877	693
Net Income	2,318	2,094
Net (income) loss attributable to noncontrolling interest	(27)	4
Net Income attributable to F & M Bank Corp.	$2,345	$2,090
Dividends paid/accumulated on preferred stock	104	128
Net income available to common stockholders	$2,241	$1,962

Per Common Share Data
Net income – basic	$.68	$.60
Net income – diluted	.65	.56
Cash dividends on common stock	$.22	$.19
Weighted average common shares outstanding – basic	3,271,272	3,285,373
Weighted average common shares outstanding – diluted	3,634,958	3,729,674

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net Income:
Net Income – F & M Bank Corp	$2,345	$2,090
Net income (loss) attributable to noncontrolling interest	(27)	4
Total Net Income:	2,318	2,094

Unrealized holding gains (losses) on available-for-sale securities	(2)	30
Tax Effect	1	(10)
Unrealized holding gain (loss), net of tax	(1)	20
Total other comprehensive income	(1)	20

Comprehensive income	$2,317	$2,114

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Balance, beginning of period	$86,682	$82,950

Comprehensive income
Net income – F & M Bank Corp	2,345	2,090
Net income (loss) attributable to noncontrolling interest	(27)	4
Other comprehensive income (loss)	(1)	20
Total comprehensive income	2,317	2,114

Minority interest capital distributions	(150)	(77)
Issuance of common stock	61	33
Repurchase of common stock	-	(32)
Dividends paid	(820)	(754)
Balance, end of period	$88,090	$84,234

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$2,345	$2,090
Reconcile net income to net cash provided by operating activities:
Depreciation	202	204
Amortization of securities	2	38
Proceeds from loans held for sale originated	17,183	15,831
Loans held for sale originated	(17,908)	(14,697)
Gain on prepayment of long-term debt	(504)	-
Increase in interest receivable	(33)	(6)
Decrease (increase) in other assets	708	551
Increase in accrued liabilities	(317)	(614)
Amortization of limited partnership investments	185	183
Income from life insurance investment	(112)	(119)
Loss on sale of investments	42	-
Loss on sale and valuation adjustments for other real estate owned	-	1
Net cash provided by operating activities	1,793	3,462

Cash flows from investing activities
Purchase of investments available for sale and other investments	(20,053)	(2,790)
Purchase of title insurance company	(304)	-
Proceeds from maturity of investments available for sale	21,288	2,040
Proceeds from the sale of investments	55
Net decrease (increase) in loans held for investment	404	(9,797)
Net decrease (increase) in loans held for sale participations	25,761	(13,329)
Proceeds from the sale of other real estate owned	-	124
Net purchase of property and equipment	(1,214)	(896)
Net cash provided by (used in) investing activities	25,937	(24,648)

Cash flows from financing activities
Net change in deposits	(525)	1,033
Net change in short-term debt	(20,000)	21,256
Dividends paid in cash	(820)	(754)
Proceeds from issuance of common stock	61	33
Repurchase of common stock	-	(31)
Repayments of long-term debt	(10,688)	(982)
Net cash (used in) provided by financing activities	(31,972)	20,555

Net decrease in Cash and Cash Equivalents	(4,242)	(631)
Cash and cash equivalents, beginning of period	16,355	8,519
Cash and cash equivalents, end of period	$12,113	$7,888
Supplemental Cash Flow information:
Cash paid for:
Interest	$905	$800
Taxes	1,980	-
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	-	442
Loans originated for the sale of other real estate owned	-	-
Change in unrealized gain (loss) on securities available for sale	(1)	20

See notes to unaudited consolidated financial statements

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC, (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest). Significant inter-company accounts and transactions have been eliminated.

Nature of Operations

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc (FMFS), VBS Mortgage, LLC (VBS), and VSTitle, LLC (VST). The Company purchased VSTitle, a title company headquartered in Harrisonburg, VA with offices in Harrisonburg, Fishersville and Charlottesville, VA on January 1, 2017.

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Note 1.
Summary of Significant Accounting Policies, continued

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the quarter ended
	March 31, 2017	March 31, 2016
Earnings available to common stockholders:
Net income	$2,318,009	$2,093,314
Noncontrolling interest income (loss)	(26,928)	3,763
Preferred stock dividends	104,343	127,500
Net income available to common stockholders	$2,240,594	$1,962,051

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Three months ended
	March 31, 2017			March 31, 2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,240,594	3,271,272	$0.68	$1,962,051	3,285,274	$0.60
Effect of Dilutive Securities:
Convertible Preferred Stock	104,343	(363,686)	(0.03)	127,500	(444,400)	(0.04)
Diluted EPS	$2,344,937	3,634,958	$0.65	$2,089,551	3,729,674	$0.56

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate market value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
U. S. Treasuries	$125	$-	$-	$125
December 31, 2016
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U. S. Treasuries	$4,003,871	$4,009	$-	$4,007,880
U. S. Government sponsored enterprises	19,998,289	-	-	19,998,289
Mortgage-backed obligations of federal agencies	594,812	2,549	-	597,361
Equity securities	135,000	-	-	135,000
Total Securities Available for Sale	$24,731,972	$6,558	$-	$24,738,530

December 31, 2016
U. S. Treasuries	$24,004,705	$8,668	$-	$24,013,373
Mortgage-backed obligations of federal agencies	634,009	123	-	634,132
Equity securities	135,000	-	-	135,000
Total Securities Available for Sale	$24,773,714	$8,791	$-	$24,782,505

Note 2.
Investment Securities, continued

The amortized cost and fair value of securities at March 31, 2017, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$24,002	$24,006
Due after one year through five years	125	125	-	-
Due after five years	-	-	595	598
Due after ten years	-	-	135	135
Total	$125	$125	$24,732	$24,739

There were no gains and losses on sales of available for sale securities in the first quarter of 2017 or 2016. There were also no securities with other than temporary impairment.

As of March 31, 2017 and December 31, 2016, there were no securities in an unrealized loss position.

Other investments, which consist of investments in eighteen low-income housing and historic equity partnerships (carrying basis of $7,851,527), stock in the Federal Home Loan Bank (carrying basis $3,767,800) and various other investments (carrying basis $1,469,572). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying value as of March 31, 2017. At March 31, 2017, the Company was committed to invest an additional $4,795,251 in eight low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet. During the first quarter of 2017, both Farmers & Merchants Financial Services and VBS Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $41,914.

Note 3.
Loans

Loans held for investment outstanding at March 31, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	2017	2016
Construction/Land Development	$73,874	$76,172
Farmland	15,034	12,901
Real Estate	169,664	172,758
Multi-Family	6,714	7,605
Commercial Real Estate	148,724	150,061
Home Equity – closed end	11,172	11,453
Home Equity – open end	54,607	54,420
Commercial & Industrial – Non-Real Estate	32,847	31,306
Consumer	7,530	6,643
Dealer Finance	68,135	65,495
Credit Cards	2,705	2,822
Total	$591,006	$591,636

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $200,241,000 and $199,401,000 as of March 31, 2017 and December 31, 2016, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

The following is a summary of information pertaining to impaired loans (in thousands):

		Unpaid		Average	Interest
March 31, 2017	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,425	$3,781	$-	$3,094	$3
Farmland	1,858	1,858	-	464	-
Real Estate	752	752	-	769	3
Multi-Family	-	-	-	-	-
Commercial Real Estate	100	100	-	1,011	1
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	347	-	569	-
Commercial & Industrial – Non-Real Estate	167	167	-	171	-
Consumer	12	12	-	10	-
Credit cards	-	-	-	-	-
Dealer Finance	19	19	-	17	-
	6,333	7,036		6,105	7

Impaired loans with a valuation allowance
Construction/Land Development	7,363	7,363	1,951	7,703	43
Farmland	-	-	-	-	-
Real Estate	1,201	1,201	216	1,209	-
Multi-Family	-	-	-	-	-
Commercial Real Estate	-	-	-	717	-
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	617	-
Commercial & Industrial – Non-Real Estate	-	-	-	7	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	59	59	15	72	1
	8,623	8,623	2,182	10,325	44

Total impaired loans	$14,956	$15,659	$2,182	$16,430	$51

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

Note 3.
Loans, continued

		Unpaid		Average	Interest
December 31, 2016	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,296	$3,652	$-	$2,547	$10
Farmland	-	-	-	-	-
Real Estate	768	768	-	778	10
Multi-Family	-	-	-	-	-
Commercial Real Estate	1,958	1,958	-	1,087	114
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	347	-	964	2
Commercial & Industrial – Non-Real Estate	170	170	-	174	2
Consumer	13	13	-	11	-
Credit cards	-	-	-	-	-
Dealer Finance	-	-	-	14	1
	6,205	6,908		5,575	139

Impaired loans with a valuation allowance
Construction/Land Development	6,592	6,592	1,853	8,525	291
Farmland	-	-	-	-	-
Real Estate	1,206	1,206	221	1,215	10
Multi-Family	-	-	-	-	-
Commercial Real Estate	952	952	60	959	57
Home Equity – closed end	-	-	-	-	-
Home Equity – open end	-	-	-	969	-
Commercial & Industrial – Non-Real Estate	-	-	-	14	-
Consumer	-	-	-	-	-
Credit cards	-	-	-	-	-
Dealer Finance	87	87	20	77	1
	8,837	8,837	2,154	11,759	359

Total impaired loans	$15,042	$15,745	$2,154	$17,334	$498

Loans held for sale consists of loans originated by VBS Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan Participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of March 31, 2017 and December 31, 2016 were $37,698,696 and $62,734,803, respectively.

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (in thousands) as of March 31, 2017 and December 31, 2016:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
March 31, 2017
Construction/Land Development	$463	$-	$-	$2,761	$3,224	$70,650	$73,874
Farmland	-	-	-	-	-	15,034	15,034
Real Estate	1,937	242	64	1,826	4,069	165,595	169,664
Multi-Family	-	-	-	-	-	6,714	6,714
Commercial Real Estate	852	-	-	-	852	147,872	148,724
Home Equity – closed end	-	-	6	31	37	11,135	11,172
Home Equity – open end	104	100	-	222	426	54,181	54,607
Commercial & Industrial – Non- Real Estate	209	29	-	-	238	32,609	32,847
Consumer	235	153	-	3	391	7,139	7,530
Dealer Finance	404	86		178	668	67,467	68,135
Credit Cards	15	13	-	-	28	2,677	2,705
Total	$4,219	$623	$70	$5,021	$9,933	$581,073	$591,006

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2016
Construction/Land Development	$73	$101	$-	$2,805	$2,979	$73,193	$76,172
Farmland	-	-	-	-	-	12,901	12,901
Real Estate	2,114	340	81	1,399	3,934	168,824	172,758
Multi-Family	-	-	-	-	-	7,605	7,605
Commercial Real Estate	139	-	-	-	139	149,922	150,061
Home Equity – closed end	101	-	-	32	133	11,320	11,453
Home Equity – open end	309	-	-	279	588	53,832	54,420
Commercial & Industrial – Non- Real Estate	313	5	-	70	388	30,918	31,306
Consumer	35	4	-	-	39	6,604	6,643
Dealer Finance	790	187	26	178	1,181	64,314	65,495
Credit Cards	18	4	-	-	22	2,800	2,822
Total	$3,892	$641	$107	$4,763	$9,403	$582,233	$591,636

At March 31, 2017 and December 31, 2016, other real estate owned included $565,000 of foreclosed residential real estate. The Company has $256,000 of consumer mortgages for which foreclosure is in process at March 31, 2017.

Nonaccrual loans at March 31, 2017 would have earned approximately $24,000 in interest income had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (in thousands) for March 31, 2017 and December 31, 2016 is as follows:

March 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$-	$-	$(70)	$3,311	$1,951	$1,360
Farmland	34	-	-	(6)	28	-	28
Real Estate	843	-	2	(67)	778	216	562
Multi-Family	23	-	-	(5)	18	-	18
Commercial Real Estate	705	-	5	(54)	656	-	656
Home Equity – closed end	75	5	-	3	73	-	73
Home Equity – open end	470	1	-	(77)	392	-	392
Commercial & Industrial – Non-Real Estate	586	29	26	(109)	474	-	474
Consumer	78	1	1	7	85	-	85
Dealer Finance	1,289	405	184	378	1,446	15	1,431
Credit Cards	59	12	9	-	56	-	56
Total	$7,543	$453	$227	$-	$7,317	$2,182	$5,135

December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$356	$7	$(712)	$3,381	$1,853	$1,528
Farmland	95	-	-	(61)	34	-	34
Real Estate	806	23	4	56	843	221	622
Multi-Family	71	-	-	(48)	23	-	23
Commercial Real Estate	445	19	135	144	705	-	705
Home Equity – closed end	174	8	-	(91)	75	-	75
Home Equity – open end	634	370	120	86	470	60	410
Commercial & Industrial – Non-Real Estate	1,055	293	267	(443)	586	-	586
Consumer	108	37	19	(12)	78	-	78
Dealer Finance	836	1,081	417	1,117	1,289	20	1,269
Credit Cards	115	74	54	(36)	59	-	59
Total	$8,781	$2,261	$1,023	$-	$7,543	$2,154	$5,389

Note 4.
Allowance for Loan Losses, continued

March 31, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$73,874	$10,788	$63,086
Farmland	15,034	1,858	13,176
Real Estate	169,664	1,953	167,711
Multi-Family	6,714	-	6,714
Commercial Real Estate	148,724	100	148,624
Home Equity – closed end	11,172	-	11,172
Home Equity –open end	54,607	-	54,607
Commercial & Industrial – Non-Real Estate	32,847	167	32,680
Consumer	7,530	12	7,518
Dealer Finance	68,135	78	68,057
Credit Cards	2,705	-	2,705
	$591,006	$14,956	$576,050
Total

The following table presents the recorded investment in loans (in thousands) based on impairment method as of March 31, 2017 and December 31, 2016:

December 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$76,172	$9,888	$66,284
Farmland	12,901	-	12,901
Real Estate	172,758	1,974	170,784
Multi-Family	7,605	-	7,605
Commercial Real Estate	150,061	2,910	147,151
Home Equity – closed end	11,453	-	11,453
Home Equity –open end	54,420	-	54,420
Commercial & Industrial – Non-Real Estate	31,306	170	31,136
Consumer	6,643	13	6,630
Dealer Finance	65,495	87	65,408
Credit Cards	2,822	-	2,822
	$591,636	$15,042	$576,594
Total

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of March 31, 2107 and December 31, 2016:

March 31, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$962	$12,962	$39,234	$8,281	$3,396	$9,039	$-	$73,874
Farmland	64	200	3,546	3,100	4,413	1,853	1,858	-	15,034
Real Estate	-	1,127	54,843	77,826	28,301	4,850	2,717	-	169,664
Multi-Family	-	291	2,975	3,265	183	-	-	-	6,714
Commercial Real Estate	-	2,684	35,662	90,296	18,611	1,228	243	-	148,724
Home Equity – closed end	-	150	3,876	3,987	1,717	1,405	37	-	11,172
Home Equity – open end	124	1,550	16,210	31,515	4,545	125	538	-	54,607
Commercial & Industrial (Non-Real Estate)	311	768	10,643	19,107	1,875	143	-	-	32,847
Consumer (excluding dealer)	62	280	2,033	1,317	1,227	2,158	453	-	7,530
Total	$561	$8,012	$142,750	$269,647	$69,153	$15,158	$14,885	$-	$520,166

	Credit Cards	Dealer Finance
Performing	$2,705	$67,957
Non performing	-	178
Total	$2,705	$68,135

Note 4. Allowance for Loan Losses, continued

December 31, 2016	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,478	$10,870	$43,863	$8,399	$2,473	$9,089	$-	$76,172
Farmland	65	-	3,073	3,456	4,446	1,861	-	-	12,901
Real Estate	-	1,149	62,168	74,242	28,266	4,680	2,253	-	172,758
Multi-Family	-	311	3,009	4,099	186	-	-	-	7,605
Commercial Real Estate	-	2,793	32,986	91,157	19,181	1,840	2,104	-	150,061
Home Equity – closed end	-	150	3,966	4,139	1,746	1,414	38	-	11,453
Home Equity – open end	124	1,724	16,415	30,974	4,547	125	511	-	54,420
Commercial & Industrial (Non-Real Estate)	1,375	1,267	6,827	19,530	2,198	39	70	-	31,306
Consumer (excluding dealer)	67	174	1,837	607	1,242	2,252	466	-	6,643
Total	$1,631	$9,046	$141,151	$272,065	$70,211	$14,684	$14,531	$-	$523,319

							Credit Cards	Dealer Finance
Performing							$2,822	$65,291
Non performing							-	204
Total							$2,822	$65,495

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

Note 5.
Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2017.

  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016

Service cost	$173,961	$157,968
Interest cost	121,802	113,224
Expected return on plan assets	(212,774)	(213,604)
Amortization of prior service cost	(3,809)	(3,809)
Amortization of net loss	71,024	55,786
Net periodic pension cost	$150,204	$109,565

Note 6.
Fair Value

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

Note 6.
Fair Value, continued

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$4,008	$-	$4,008	$-
U. S. Government sponsored enterprises	19,998		19,998
Mortgage-backed obligations of federal agencies	598	-	598	-
Equity securities	135	-	135	-
Total securities available for sale	$24,739	-	$24,739	-
December 31, 2016	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,014	$-	$24,014	$-
Mortgage-backed obligations of federal agencies	634	-	634	-
Equity securities	135	-	135	-
Total securities available for sale	$24,783	-	$24,783	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by VBS for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by VBS are recorded at lower of cost or market. No market adjustments were required at March 31, 2017 or December 31, 2016; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchased price, the book value of these loans approximates fair value at March 31, 2017 and December 31, 2016.

Note 6.
Fair Value, continued

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

As of March 31, 2017 and December 31, 2016, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$5,412	-	-	$5,412
Real Estate	985	-	-	985
Dealer Finance	44	-	-	44
Impaired loans	$6,441	-	-	$6,441
December 31, 2016	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,739	-	-	$4,739
Real Estate	985	-	-	985
Commercial Real Estate	892	-	-	892
Dealer Finance	67	-	-	67
Impaired loans	$6,683	-	-	$6,683

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for March 31, 2017:

	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$6,441	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

March 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

December 31, 2016	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

The following table presents information about Level 3 Fair Value Measurements for March 31, 2017:

	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$2,076	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

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

Note 6.
Fair Value, continued

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

Bank-Owned Life Insurance

Bank-owned life insurance represents insurance policies on certain officers of the Company. The cash values of the policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates fair value.

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

Note 7. Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2017 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2017
Assets:
Cash and cash equivalents	$12,113	$12,113	$-	$-	$12,113
Securities	24,864	-	24,864	-	24,864
Loans held for sale	37,698	-	37,698	-	37,698
Loans held for investment, net	583,689	-	-	596,575	596,575
Interest receivable	1,818	-	1,818	-	1,818
Bank owned life insurance	13,622	-	13,622	-	13,622
Total	$673,804	$12,113	$78,002	$596,575	$686,690
Liabilities:
Deposits	$536,560	$-	$381,595	$155,779	$537,374
Short-term debt	20,000	-	20,000	-	20,000
Long-term debt	53,045	-	-	53,105	53,105
Interest payable	229	-	229	-	229
Total	$609,834	$-	$401,824	$208,884	$610,708

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$16,355	$16,355	$-	$-	$16,355
Securities	24,908	-	24,908	-	24,908
Loans held for sale	62,735	-	62,735	-	62,735
Loans held for investment, net	584,093	-	-	598,991	598,991
Interest receivable	1,785	-	1,785	-	1,785
Bank owned life insurance	13,513	-	13,513	-	13,513
Total	$703,389	$16,355	$102,941	$598,991	$718,287
Liabilities:
Deposits	$537,085	$-	$379,857	$158,073	$537,930
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	64,237	-	-	63,945	63,945
Interest payable	228	-	228	-	228
Total	$641,550	$-	$420,085	$222,018	$642,103

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

During the three months ended March 31, 2017, there were no loan modifications that were considered to be troubled debt restructurings. At March 31, 2017, there were also no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the three months ended March 31, 2016, there was one loan modifications that was considered to be a troubled debt restructurings. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2016
		Pre-Modification	Post-Modification
(in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$17	$17
Total	1	$17	$17

 During the quarter ended March 31, 2016, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following table:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(1)	-	(1)
Change in unfunded pension liability, net of tax	-	-	-
Balance at March 31, 2017	$5	$(3,171)	$(3,166)

There were no reclassifications adjustments reported on the consolidated statements of income during 2016 or 2017.

Note 10.
Business Segments

The Company utilizes its subsidiaries to provide multiple business segments including retail banking, mortgage banking, title insurance services, investment services and credit life and accident and health insurance products related to lending. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from title insurance services, investment services and insurance products consist of commissions on products provided.

	Three Months Ended March 31, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$7,960,468	$35,296	$37,274	$-	$13	$(22,711)	$8,010,340
Service charges on deposits	315,336	-	-	-	-	-	315,336
Investment services and insurance income	96	-	173,791	-	-	-	173,887
Mortgage banking income, net	-	499,927	-	-	-	-	499,927
Title insurance income	-	-	-	198,546	-	-	198,546
Income from bank owned life insurance	112,316	-	-	-	-	-	112,316
Low income housing partnership losses	(185,329)	-	-	-	-	-	(185,329)
ATM and check card fees	329,943	-	-	-	-	-	329,943
Gain on prepayment of long-term debt	503,830	-	-	-	-	-	503,830
Loss on investments	-	(39,474)	(2,440)	-	-	-	(41,914)
Other operating income	138,555	-	-	-	-	-	138,555
Total income	9,175,215	495,749	208,625	198,546	13	(22,711)	10,055,437
Expenses:
Interest Expense	907,382	21,145	-	111	-	(22,711)	905,927
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	2,192,790	319,987	115,559	105,726	-	-	2,734,062
Employee benefit expense	815,613	85,625	-	51,582	-	-	952,820
Occupancy expense	200,915	30,198	-	17,860	-	-	248,973
Equipment expense	170,115	9,316	-	6,686	-	-	186,117
FDIC insurance assessment	90,000	-	-	-	-	-	90,000
Other real estate owned, net	13,765	-	-	-	-	-	13,765
Marketing expense	116,242	16,511	405	1,745	-	-	134,903
Legal and professional fees	93,636	2,250	-	-	-	-	95,886
ATM and check card fees	167,323	933	-	-	-	-	168,256
Telecom and data processing expense	299,207	24,168	-	-	-	-	323,375
Directors fees	105,000	22,000	-	-	-	-	127,000
Bank franchise Tax	160,006	-	-	-	-	-	160,006
Other operating expenses	642,736	44,506	3,391	25,924	2,700	-	719,257
Total expense	5,974,730	576,639	119,355	209,634	2,700	(22,711)	6,860,347
Income tax expense	868,662	-	26,670	-	(18,251)	-	877,081
Net income (loss)	$2,331,823	$(80,890)	$62,600	$(11,088)	$15,564	$-	$2,318,009

Total Assets	$717,577,893	$3,822,418	$6,670,204	$499,512	$88,990,839	$(102,675,187)	$714,885,679
Goodwill	$2,669,517	$-	$-	$-	$304,000	$-	$2,973,517

Note 10.
Business Segments, continued

	Three months ended March 31, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$7,598,807	$6,328	$37,116	$-	$-	$(1,487)	$7,640,764
Service charges on deposits	233,699	-	-	-	-	-	233,699
Investment services and insurance income	345	-	93,887	-	-	-	94,232
Mortgage banking income, net	-	445,056	-	-	-	-	445,056
Title insurance income	-	-	-	-	-	-	-
Income from bank owned life insurance	118,584	-	-	-	-	-	118,584
Low income housing partnership losses	(182,693)	-	-	-	-	-	(182,693)
ATM and check card fees	373,907	-	-	-	-	-	373,907
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	120,008	-	-	-	-	-	120,008
Total income	8,262,657	451,384	131,003	-	-	(1,487)	8,843,557
Expenses:
Interest Expense	815,043	-	-	-	-	(1,487)	813,556
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	2,082,634	263,176	63,696	-	-	-	2,409,506
Employee benefit expense	697,248	55,696	-	-	-	-	752,944
Occupancy expense	187,930	30,321	-	-	-	-	218,251
Equipment expense	183,504	8,447	-	-	-	-	191,951
FDIC insurance assessment	112,500	-	-	-	-	-	112,500
Other real estate owned, net	17,699	-	-	-	-	-	17,699
Marketing expense	115,980	20,424	351	-	-	-	136,755
Legal and professional fees	86,273	2,475	-	-	-	-	88,748
ATM and check card fees	160,175	584	-	-	-	-	160,759
Telecom and data processing expense	243,062	20,291	-	-	-	-	263,353
Directors fees	96,000	12,000	-	-	-	-	108,000
Bank franchise Tax	147,660	-	-	-	-	-	147,660
Other operating expenses	599,406	32,657	2,595	-	200	-	634,858
Total expense	5,545,114	446,071	66,642	-	200	(1,487)	6,056,540
Income tax expense	704,633	-	19,507		(30,437)		693,703
Net income (loss)	$2,012,910	$5,313	$44,854	$-	$30,237	$-	$2,093,314

Total Assets	$691,877,477	$1,357,279	$6,275,637	$-	$85,034,348	$(96,921,832)	$687,622,909
Goodwill	$2,669,517	$-	$-	$-	$-	$-	$2,669,517

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $20 million and has decreased $20 million from $40 million at December 31, 2016 due to the cyclical decline in the loans held for sale participation program.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.27%; the weighted average interest rate was 1.86% and 1.80% at March 31, 2017 and December 31, 2016, respectively. The balance of these obligations at March 31, 2017 and December 31, 2016 were $52,875,000 and $63,982,000 respectively. The Company recognized a gain of $504,000 on prepayment of two FHLB advances totaling $10,000,000 during the first quarter of 2017 and there were no additional borrowings in 2017. Total advances include a $5,000,000 line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $170,000 at March 31, 2017 that is payable in two annual payments on January 1, 2018 and 2019. There was $255,000 outstanding on this note at December 31, 2016.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank), TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage LLC (VBS) and VS Title LLC (VST).

The Bank is a full service commercial bank offering a wide range of banking and financial services through its thirteen branch offices as well as its loan production office located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg and Woodstock, VA. VS Title provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, VA.

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2016 Form 10-K.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. For further discussion refer to page 34 in the Management Discussion and Analysis.

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

At March 31, 2017, a preliminary goodwill of $304,000 was reported for the purchase of VSTitle, LLC. This amount is subject to change after expert evaluation.

Overview

Net income for the three months ended March 31, 2017 was $2,345,000 or $.68 per share, compared to $2,090,000 or $.60 in the same period in 2016, an increase of 12.20%. During the three months ended March 31, 2017, noninterest income increased 69.01% and noninterest expense increased 13.56% during the same period. Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2017	2016

Net Income from Bank Operations	$2,338	$2,059
Income from Parent Company Activities	7	31
Net Income for the three months ended March 31	$2,345	$2,090

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 40, the 2017 year to date tax equivalent net interest income increased $286,000 or 4.16% compared to the same period in 2016. The tax equivalent adjustment to net interest income totaled $34,000 for the first quarter of 2017. The yield on earning assets increased .02%, while the cost of funds increased ..05% compared to the same period in 2016.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin decreasing to 4.42% at March 31, 2017, an increase of 3 basis points when compared to the same period in 2016. A schedule of the net interest margin for the three month periods ended March 31, 2017 and 2016 can be found in Table I on page 41.

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2017	2016

Interest Income – Loans	$7,877	$7,557
Interest Income - Securities and Other Interest-Earnings Assets	133	77
Interest Expense – Deposits	616	558
Interest Expense - Other Borrowings	290	256
Total Net Interest Income	7,104	6,820

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	34	32
Total Tax Benefit on Tax-Exempt Interest Income	34	32
Tax-Equivalent Net Interest Income	$7,138	$6,852

The Interest Sensitivity Analysis contained in Table II on page 42 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 43.40% of rate sensitive assets and 30.53% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income as of March 31, 2017 increased $835,000 or 69.01% over the same time period in 2016. The increase is primarily due to the gain on prepayment of FHLB debt of $504,000 and the purchase of VS Title LLC which contributed $199,000 for the first quarter of 2017. Exclusive of the FHLB debt gain, noninterest income increased 27.36%. Other areas of increase are service charges on deposits ($81,000) and investment services and insurance ($80,000).

Noninterest expense at March 31, 2017 increased $711,000 as compared to 2016. Expenses increased in the areas of salaries and benefits ($524,000), occupancy expense ($31,000) and telecommunications and data processing ($60,000). Increases in salaries and benefits relate to normal salary increases, additional staff to support new branch locations and increased cost of insurance. Occupancy and telecommunications and data processing also increased as a result of branching activities.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at .75% to 1.00% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in fed funds sold have decreased and interest bearing bank deposits have increased since year end due to changes in the composition of the balances sheet.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management.

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

As of March 31, 2017, the market value of securities available for sale exceeded their cost by $7,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $24,006,000 in securities that will mature in 2017.

In reviewing investments as of March 31, 2017, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Lending is geographically diversified within the service area. The Company has loan concentrations within the portfolio in construction and development lending. Management and the Board of Directors review this concentration and other potential areas of concentration quarterly.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans Held for Investment of $591,006,000 decreased $630,000 at March 31, 2017 compared to December 31, 2016. Despite the slight decline in loan growth, the following categories experienced growth: farmland, open end home equities, commercial and industrial, consumer and dealer finance.

Loans Held for Sale totaled $37,698,000 at March 31, 2017, a decrease of $25,037,000 compared to December 31, 2016. The NorthPointe participation loan program is typically subject to seasonal fluctuations in the early part of the year which is reflected in the decrease.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $5,091,000 at March 31, 2017 compared to $4,870,000 at December 31, 2016. Loans added to nonaccrual since December 31, 2016 were past due and were not specifically reviewed for impairment. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2017 and December 31, 2016, the Company held $2,076,000 of real estate which was acquired through foreclosure.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2017	December 31, 2016

Nonaccrual Loans
Real Estate	$4,587	$4,204
Commercial	-	70
Home Equity	253	311
Other	181	178
	5,021	4,763

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	64	81
Commercial	-	-
Home Equity	6	-
Other	-	26
	70	107

Total Nonperforming loans	$5,091	$4,870

Restructured Loans current and performing:
Real Estate	8,634	8,641
Commercial	1,108	1,121
Home Equity	-	-
Other	90	76

Nonperforming loans as a percentage of loans held for investment	.86%	.82%

Net charge offs to total loans held for investment	.04%	.21%

Allowance for loan and lease losses to nonperforming loans	143.72%	154.89%

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

With the exception of Dealer finance loans, loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last five years. Due to the rapid turnover in the Dealer finance portfolio, a two-year loss rate is utilized in that category as management feels this lookback period properly reflects the losses currently inherent in the portfolio. The Company monitors the net losses for this division and adjusts based on how the portfolio performs since the department was established in 2012. A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using nine qualitative factors identified in the 2006 Interagency Policy Statement on the allowance for loan losses. The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans, or in the homogeneous pools based on loss histories. The Board approves the provision for each quarter based on this evaluation.

The allowance for loan losses of $7,317,000 at March 31, 2017 is equal to 1.24% of loans held for investment. This compares to an allowance of $7,543,000 (1.27%) at December 31, 2016. Continued decline in historical losses and improvements in the qualitative factors as well as principal decreases in specific impairments has led management to not fund the allowance in the first three months of 2017.

Net charge-offs year to date totaled $226,000 which is equivalent to ..04% of total loans outstanding.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2017 have decreased $525,000 since December 31, 2016. Noninterest bearing deposits increased $537,000 while interest bearing decreased $1,062,000. The decrease in deposits is consistent with the first quarter of 2016, after which deposits grew substantially. The Bank also participates in the CDARS program. CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At March 31, 2017 and December 31, 2016, the Company had a total of $1.3 million in CDARS funding.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of March 31, 2017, short-term debt consisted of $20,000,000 in FHLB short-term borrowings. This compared to FHLB short-term borrowings of $40,000,000 at December 31, 2016. There were no balances in Federal funds purchased or daily rate credit at March 31, 2017 or December 31, 2016.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. During the first quarter of 2017, the Company recognized a $504,000 gain on prepayment of two FHLB long term advances and there were no new borrowings.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At March 31, 2017, the Bank had Common Equity Tier I capital of 14.49%, Tier I capital of 14.49% of risk weighted assets and combined Tier I and II capital of 15.71% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At March 31, 2017, the Bank reported a leverage ratio of 12.38%. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.71% at March 31, 2017.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution and with Zions Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of March 31, 2017, the Company had a cumulative Gap Rate Sensitivity Ratio of 21.94% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 42.

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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
Notes to (unaudited) Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$587,484	$7,737	5.34%	$549,138	$7,217	5.27%
Loans held for sale	25,168	174	2.80%	51,112	372	2.92%
Federal funds sold	28,707	54.76%		6,247	7.45%
Interest bearing deposits	1,532	3.79%		892	1.45%
Investments
Taxable 3	11,287	76	2.73%	18,161	69	1.52%
Partially taxable	125	-	-	125	-	-
Total earning assets	$654,303	$8,044	4.99%	$625,675	$7,666	4.91%
Interest Expense
Demand deposits	120,259	125.42%		107,450	119.44%
Savings	111,494	121.44%		92,858	100.43%
Time deposits	156,222	370.96%		161,637	339.85%
Short-term debt	13,246	9.28%		29,326	18.25%
Long-term debt	58,504	281	1.95%	47,448	238	2.01%
Total interest bearing liabilities	$459,725	$906.80%		$438,719	$814.74%

Tax equivalent net interest income 1		$7,138			$6,852

Net interest margin			4.42%			4.39%

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

F & M BANK CORP.
Notes to (unaudited) Consolidated Financial Statements

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2017
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$29,608	$25,553	$120,099	$28,059	$-	$203,319
Installment	4,712	1,009	55,524	14,420	-	75,665
Real estate loans for investments	97,255	58,804	148,717	4,541	-	309,317
Loans held for sale	37,698	-	-	-	-	37,698
Credit cards	2,705	-	-	-	-	2,705
Interest bearing bank deposits	1,091	-	-	-	-	1,091
Federal funds sold	3,019					3,019
Investment securities	20,000	4,008	125	596	135	24,864
Total	$196,088	$89,374	$324,465	$47,616	$135	$657,678

Sources of funds
Interest bearing demand deposits	$-	$32,947	$69,982	$18,517	$-	$121,446
Savings deposits	-	22,599	67,797	22,599	-	112,995
Certificates of deposit $100,000 and over	4,213	13,366	32,496	-	-	50,075
Other certificates of deposit	8,327	35,203	61,361	-	-	104,891
Short-term borrowings	20,000	-	-	-	-	20,000
Long-term borrowings	1,108	3,406	36,549	11,982	-	53,045
Total	$33,648	$107,521	$268,185	$53,098	$-	$462,452

Discrete Gap	$162,440	$(18,147)	$56,280	$(5,482)	$135	$195,226

Cumulative Gap	$162,440	$144,293	$200,573	$195,091	$195,226

Ratio of Cumulative Gap to Total Earning Assets	24.70%	21.94%	30.50%	29.66%	29.68%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2017. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 1a.  Risk Factors –

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

May 15, 2017

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).