Form 10-Q
period 2017-06-30
F&M BANK CORP
filed 2017-08-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒        Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, par value - $5	3,274,188 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
( dollars in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016*
	(Unaudited)
Assets
Cash and due from banks	$7,876	$7,755
Money market funds	614	674
Federal funds sold	3,174	7,926
Cash and cash equivalents	11,664	16,355
Securities:
Held to maturity – fair value of $125 in 2017 and 2016	125	125
Available for sale	24,708	24,783
Other investments	14,274	14,567
Loans held for sale	51,767	62,735
Loans held for investment	603,435	591,636
Less: allowance for loan losses	(7,216)	(7,543)
Net loans held for investment	596,219	584,093

Other real estate owned	2,008	2,076
Bank premises and equipment, net	12,024	10,340
Interest receivable	1,895	1,785
Goodwill	2,974	2,670
Bank owned life insurance	13,731	13,513
Other assets	12,874	11,847
Total assets	$744,263	$744,889

Liabilities
Deposits:
Noninterest bearing	$147,133	$146,617
Interest bearing	389,353	390,468
Total deposits	536,486	537,085

Short-term debt	50,000	40,000
Accrued liabilities	16,166	16,885
Long-term debt	51,938	64,237
Total liabilities	654,590	658,207

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, 326,550 and 327,350
Issued and outstanding for June 30, 2017 and December 31, 2016, respectively	7,589	7,609
Common stock, $5 par value, 6,000,000 shares authorized,
3,274,057 and 3,270,315 shares issued and outstanding
for June 30, 2017 and December 31, 2016, respectively	16,370	16,352
Additional paid in capital – common stock	10,766	10,684
Retained earnings	57,540	54,509
Noncontrolling interest in consolidated subsidiaries	574	693
Accumulated other comprehensive loss	(3,166)	(3,165)
Total stockholders’ equity	89,673	86,682
Total liabilities and stockholders’ equity	$744,263	$744,889

*2016 Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2017	2016
Interest and fees on loans held for investment	$7,906	7,330
Interest and fees on loans held for sale	271	530
Interest from money market funds and federal funds sold	18	6
Interest on debt securities – taxable	61	71
Total interest and dividend income	8,256	7,937

Interest expense
Total interest on deposits	633	591
Interest from short-term debt	24	8
Interest from long-term debt	268	263
Total interest expense	925	862

Net interest income	7,331	7,075

Provision for Loan Losses	-	-
Net Interest Income After Provision for Loan Losses	7,331	7,075

Noninterest income
Service charges on deposit accounts	335	272
Investment services and insurance income (loss), net	187	(29)
Mortgage banking income, net	613	752
Title insurance income	355	-
Income on bank owned life insurance	112	118
Low income housing partnership losses	(201)	(183)
ATM and check card fees	351	318
Other operating income	130	130
Total noninterest income	1,882	1,378

Noninterest expense
Salaries	2,628	2,133
Employee benefits	852	661
Occupancy expense	254	210
Equipment expense	207	230
FDIC insurance assessment	90	113
Other real estate owned, net	12	35
Marketing expense	122	131
Legal and professional fees	79	105
ATM and check card fees	178	172
Telecommunication and data processing expense	352	289
Directors fees	116	100
Bank franchise tax	164	163
Other operating expenses	963	828
Total noninterest expense	6,017	5,170

Income before income taxes	3,196	3,283
Income tax expense	809	839
Net Income	2,387	2,444
Net income (loss) attributable to noncontrolling interest	59	86
Net Income attributable to F & M Bank Corp.	$2,328	$2,358
Dividends paid/accumulated on preferred stock	105	127
Net income available to common stockholders	$2,223	$2,231

Per Common Share Data
Net income – basic	$.68	$.68
Net income – diluted	.64	$.63
Cash dividends on common stock	$.23	$.20
Weighted average common shares outstanding – basic	3,272,352	3,286,459
Weighted average common shares outstanding – diluted	3,637,030	3,730,859

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2017	2016
Interest and fees on loans held for investment	$15,609	$14,522
Interest and fees on loans held for sale	445	902
Interest from money market funds and federal funds sold	75	14
Interest on debt securities – taxable	137	140
Total interest and dividend income	16,266	15,578

Interest expense
Total interest on deposits	1,249	1,149
Interest from short-term debt	32	26
Interest from long-term debt	550	500
Total interest expense	1,831	1,675

Net interest income	14,435	13,903

Provision for Loan Losses	-	-
Net Interest Income After Provision for Loan Losses	14,435	13,903

Noninterest income
Service charges on deposit accounts	651	506
Investment services and insurance income	361	65
Mortgage banking income, net	1,113	1,196
Title insurance income	554	-
Income on bank owned life insurance	224	237
Low income housing partnership losses	(386)	(365)
ATM and check card fees	681	692
Gain on prepayment of long-term debt	504	-
Loss on sale of other investments	(42)	-
Other operating income	268	250
Total noninterest income	3,928	2,581

Noninterest expense
Salaries	5,362	4,543
Employee benefits	1,805	1,414
Occupancy expense	503	428
Equipment expense	393	422
FDIC insurance assessment	180	225
Other real estate owned, net	26	53
Marketing expense	257	268
Legal and professional fees	175	193
ATM and check card fees	346	333
Telecommunication and data processing expense	675	552
Directors fees	243	208
Bank franchise tax	324	310
Other operating expenses	1,683	1,464
Total noninterest expense	11,972	10,413

Income before income taxes	6,391	6,071
Income tax expense	1,686	1,533
Net Income	4,705	4,538
Net income (loss) attributable to noncontrolling interest	32	90
Net Income attributable to F & M Bank Corp.	$4,673	$4,448
Dividends paid/accumulated on preferred stock	209	255
Net income available to common stockholders	$4,464	$4,193

Per Common Share Data
Net income – basic	$1.36	$1.28
Net income – diluted	1.29	$1.19
Cash dividends on common stock	$.45	$.39
Weighted average common shares outstanding – basic	3,272,318	3,285,867
Weighted average common shares outstanding – diluted	3,635,999	3,730,267

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income:
Net Income – F & M Bank Corp	$4,673	$4,448	$2,328	$2,358
Net income (loss) attributable to noncontrolling interest	32	90	59	86
Total Net Income:	4,705	4,538	2,387	2,444

Unrealized holding gains (losses) on available-for-sale securities	(2)	37	(1)	8
Tax Effect	1	(12)	-	(3)
Unrealized holding gain (loss), net of tax	(1)	25	(1)	5
Total other comprehensive income	(1)	25	(1)	5

Comprehensive income	$4,704	$4,563	$2,386	$2,449

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Balance, beginning of period	$86,682	$82,950

Comprehensive income
Net income – F & M Bank Corp	4,673	4,448
Net income (loss) attributable to noncontrolling interest	32	90
Other comprehensive income (loss)	(1)	25
Total comprehensive income	4,704	4,563

Minority interest capital distributions	(150)	(74)
Issuance of common stock	105	81
Repurchase of common stock	-	(32)
Repurchase of preferred stock	(24)	-
Dividends paid	(1,644)	(1,506)
Balance, end of period	$89,673	$85,982

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$4,673	$4,448
Reconcile net income to net cash provided by (used in) operating activities:
Depreciation	430	401
Amortization of securities	2	78
Proceeds from loans held for sale originated	38,767	38,596
Loans held for sale originated	(37,445)	(42,630)
Gain on sale of loans held for sale originated	(1,138)	(1,320)
Gain on prepayment of long-term debt	(504)	-
Increase in interest receivable	(110)	(142)
Increase in other assets	(435)	(423)
Decrease in accrued liabilities	(1,421)	(965)
Amortization of limited partnership investments	386	365
Income from life insurance investment	(224)	(237)
Loss on sale of investments	42	-
Loss on sale and valuation adjustments for other real estate owned	-	13
Net cash provided by (used in) operating activities	3,023	(1,816)

Cash flows from investing activities
Purchase of investments available for sale and other investments	(41,436)	(4,109)
Purchase of title insurance company	(304)	-
Proceeds from maturity of investments available for sale	41,316	4,081
Proceeds from the sale of investments	55	-
Net increase in loans held for investment	(12,132)	(23,250)
Net decrease (increase) in loans held for sale participations	10,784	(34,051)
Proceeds from the sale of other real estate owned	74	207
Net purchase of property and equipment	(2,114)	(2,073)
Net cash used in investing activities	(3,757)	(59,195)

Cash flows from financing activities
Net change in deposits	(599)	10,041
Net change in short-term debt	10,000	34,463
Dividends paid in cash	(1,644)	(1,506)
Proceeds from issuance of common stock	105	81
Proceeds from issuance of long-term debt	-	20,000
Repurchase of preferred stock	(24)	-
Repurchase of common stock	-	(32)
Repayments of long-term debt	(11,795)	(1,964)
Net cash (used in) provided by financing activities	(3,957)	61,083

Net (decrease) increase in Cash and Cash Equivalents	(4,691)	72
Cash and cash equivalents, beginning of period	16,355	8,519
Cash and cash equivalents, end of period	$11,664	$8,591
Supplemental Cash Flow information:
Cash paid for:
Interest	$1,836	$1,675
Taxes	2,530	1,300
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	6	592
Loans originated for the sale of other real estate owned	-	-
Change in unrealized gain (loss) on securities available for sale	(2)	-

See notes to unaudited consolidated financial statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements including the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC, (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These interim consolidated financial statements should be red in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services.  As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia.  Services are provided at thirteen branch offices and a Dealer Finance Division.  The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc (FMFS), VBS Mortgage, LLC (VBS), and VSTitle, LLC (VST).  The Company purchased a majority interest VSTitle, a title company headquartered in Harrisonburg, VA with offices in Harrisonburg, Fishersville and Charlottesville, VA on January 1, 2017.

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

Note 1. Summary of Significant Accounting Policies, continued

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  In calculating diluted EPS net income is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

(dollars in thousands)	For the Six months ended	For the Quarter ended	For the Six months ended	For the Quarter ended
	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
Earnings available to common stockholders:
Net income	$4,705	$2,387	$4,538	$2,444
Noncontrolling interest income (loss)	32	59	90	86
Preferred stock dividends	209	105	255	127
Net income available to common stockholders	$4,464	$2,223	$4,193	$2,231

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$4,464,479	3,272,318	$1.36	$4,192,677	3,285,867	$1.28
Effect of Dilutive Securities:
Convertible Preferred Stock	208,686	363,681	(0.07)	255,000	444,400	(0.09)
Diluted EPS	$4,673,165	3,635,999	$1.29	$4,447,677	3,730,267	$1.19

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,223,885	3,273,352	$.68	$2,230,626	3,286,459	$.68
Effect of Dilutive Securities:
Convertible Preferred Stock	104,343	363,678	(0.04)	127,500	444,400	(0.04)
Diluted EPS	$2,328,228	3,637,030	$.64	$2,358,126	3,730,859	$.63

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value.  Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
U. S. Treasuries	$125	$-	$-	$125
December 31, 2016
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U. S. Treasuries	$24,001	$-	$1	$24,000
U. S. Government sponsored enterprises	-	-	-	-
Mortgage-backed obligations of federal agencies	566	7	-	573
Equity securities	135	-	-	135
Total Securities Available for Sale	$24,702	$7	$1	$24,708

December 31, 2016
U. S. Treasuries	$24,005	$9	$-	$24,014
Mortgage-backed obligations of federal agencies	634	-	-	634
Equity securities	135	-	-	135
Total Securities Available for Sale	$24,774	$9	$-	$24,783

Note 2. Investment Securities, continued

The amortized cost and fair value of securities at June 30, 2017, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$24,001	$24,000
Due after one year through five years	125	125	-	-
Due after five years	-	-	566	573
Due after ten years	-	-	135	135
Total	$125	$125	$24,702	$24,708

There were no gains or losses on sales of available for sale securities in the three month or six month periods ended June 30, 2017 or 2016.  There were also no securities with other than temporary impairment.

 In the three months ended June 30, 2017, the treasury securities were in an unrealized loss position. At March, 2017 and December 31, 2016, there were no securities in an unrealized loss position.

Other investments consist of investments in nineteen low-income housing and historic equity partnerships (carrying basis of $7,808,011), stock in the Federal Home Loan Bank (carrying basis $4,995,800) and various other investments (carrying basis $1,469,572).  The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The fair values of these securities are estimated to approximate their carrying value as of June 30, 2017.  At June 30, 2017, the Company was committed to invest an additional $4,429,838 in nine low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.  During the first quarter of 2017, both Farmers & Merchants Financial Services and VBS Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $41,914.

Note 3. Loans

Loans held for investment outstanding at June 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	2017	2016
Construction/Land Development	$73,184	$76,172
Farmland	15,024	12,901
Real Estate	174,179	172,758
Multi-Family	8,607	7,605
Commercial Real Estate	149,635	150,061
Home Equity – closed end	11,392	11,453
Home Equity – open end	54,345	54,420
Commercial & Industrial – Non-Real Estate	35,708	31,306
Consumer	7,387	6,643
Dealer Finance	71,221	65,495
Credit Cards	2,753	2,822
Total	$603,435	$591,636

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $204,135,000 and $199,401,000 as of June 30, 2017 and December 31, 2016, respectively.  The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3. Loans, continued

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$5,331	$5,688	$-	$3,296	$3,652	$-
Farmland	1,858	1,858	-	-	-	-
Real Estate	747	747	-	768	768	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	100	100	-	1,958	1,958	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	346	-	-	347	-
Commercial & Industrial – Non-Real Estate	165	165	-	170	170	-
Consumer	11	11	-	13	13	-
Credit cards	-	-	-	-	-	-
Dealer Finance	21	21	-	-	-	-
	8,233	8,936		6,205	6,908
Impaired loans with a valuation allowance
Construction/Land Development	5,662	5,662	1,981	6,592	6,592	1,853
Farmland	-	-	-	-	-	-
Real Estate	1,196	1,196	218	1,206	1,206	221
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	-	-	-	952	952	60
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	69	69	18	87	87	20
	6,927	6,927	2,217	8,837	8,837	2,154
Total impaired loans	$15,160	$15,863	$2,217	$15,042	$15,745	$2,154

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Loans held for sale consists of loans originated by VBS Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank.  The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank.  Loans held for sale as of June 30, 2017 and December 31, 2016 were $51,766,953 and $62,734,803, respectively.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,734	$47	$1,164	$(7)	$4,374	$50	$1,295	$17
Farmland	1,858	-	-	-	1,239	-	-	-
Real Estate	750	14	784	9	756	17	939	20
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	100	2	203	-	719	3	153	2
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	347	6	1,582	-	347	-	1,370	35
Commercial & Industrial – Non-Real Estate	166	-	177	3	167	6	178	6
Consumer and credit cards	11	-	9	-	12	-	9	-
Dealer Finance	20	1	16	1	13	1	15	2
	7,986	70	3,935	6	7,627	77	3,959	82
Impaired loans with a valuation allowance:
Construction/Land Development	6,512	97	10,337	47	$6,539	$140	$10,778	$100
Farmland	-	-	-	-	-	-	-	-
Real Estate	1,199	31	1,221	10	1,201	31	771	26
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	-	-	965	14	317	-	926	28
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	1,407	9	-	-	1,411	19
Commercial & Industrial – Non-Real Estate	-	-	27	1	-	-	13	1
Consumer and credit card	-	-	-	-	-	-	-	-
Dealer Finance	65	-	82	1	72	1	77	3
	7,776	128	14,039	82	8,129	172	13,976	177
Total Impaired Loans	$15,762	$198	$17,974	$88	$15,756	$249	$17,935	$259

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2017 and December 31, 2016:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
June 30, 2017
Construction/Land Development	$632	$88	$-	$3,162	$3,882	$69,302	$73,184
Farmland	1,912	-	-	-	1,912	13,112	15,024
Real Estate	2,159	621	159	1,386	4,325	169,854	174,179
Multi-Family	-	-	-	-	-	8,607	8,607
Commercial Real Estate	2,609	135	-	350	3,094	146,541	149,635
Home Equity – closed end	-	-	-	-	-	11,392	11,392
Home Equity – open end	105	25	-	382	512	53,833	54,345
Commercial & Industrial – Non- Real Estate	31	18	-	-	49	35,659	35,708
Consumer	50	12	-	-	62	7,325	7,387
Dealer Finance	485	187		237	909	70,312	71,221
Credit Cards	46	5	1	-	52	2,701	2,753
Total	$8,029	$1,091	$160	$5,517	$14,797	$588,638	$603,435

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days (excluding non-accrual)	Non-Accrual Loans	Total Past Due	Current	Total Loan Receivable
December 31, 2016
Construction/Land Development	$73	$101	$-	$2,805	$2,979	$73,193	$76,172
Farmland	-	-	-	-	-	12,901	12,901
Real Estate	2,114	340	81	1,399	3,934	168,824	172,758
Multi-Family	-	-	-	-	-	7,605	7,605
Commercial Real Estate	139	-	-	-	139	149,922	150,061
Home Equity – closed end	101	-	-	32	133	11,320	11,453
Home Equity – open end	309	-	-	279	588	53,832	54,420
Commercial & Industrial – Non- Real Estate	313	5	-	70	388	30,918	31,306
Consumer	35	4	-	-	39	6,604	6,643
Dealer Finance	790	187	26	178	1,181	64,314	65,495
Credit Cards	18	4	-	-	22	2,800	2,822
Total	$3,892	$641	$107	$4,763	$9,403	$582,233	$591,636

At June 30, 2017 and December 31, 2016, other real estate owned included $571,000 and $565,000 of foreclosed residential real estate.  The Company has $256,000 of consumer mortgages for which foreclosure is in process at June 30, 2017 and $40,000 at December 31, 2016.

Nonaccrual loans at June 30, 2017 and June 30, 2016, would have earned approximately $60,000 and $28,000, respectively, in interest income had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2017 and December 31, 2016 is as follows:

June 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$-	$-	$(134)	$3,247	$1,981	$1,266
Farmland	34	-	-	(7)	27	-	27
Real Estate	843	-	2	(73)	772	218	554
Multi-Family	23	-	-	(7)	16	-	16
Commercial Real Estate	705	-	8	(72)	641	-	641
Home Equity – closed end	75	6	-	4	73	-	73
Home Equity – open end	470	1	-	(92)	377	-	377
Commercial & Industrial – Non-Real Estate	586	31	54	(201)	408	-	408
Consumer	78	23	5	46	106	-	106
Dealer Finance	1,289	941	618	525	1,491	18	1,473
Credit Cards	59	28	16	11	58	-	58
Total	$7,543	$1,030	$703	$-	$7,216	$2,217	$4,999

December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$356	$7	$(712)	$3,381	$1,853	$1,528
Farmland	95	-	-	(61)	34	-	34
Real Estate	806	23	4	56	843	221	622
Multi-Family	71	-	-	(48)	23	-	23
Commercial Real Estate	445	19	135	144	705	-	705
Home Equity – closed end	174	8	-	(91)	75	-	75
Home Equity – open end	634	370	120	86	470	60	410
Commercial & Industrial – Non-Real Estate	1,055	293	267	(443)	586	-	586
Consumer	108	37	19	(12)	78	-	78
Dealer Finance	836	1,081	417	1,117	1,289	20	1,269
Credit Cards	115	74	54	(36)	59	-	59
Total	$8,781	$2,261	$1,023	$-	$7,543	$2,154	$5,389

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$73,184	$10,993	$62,191
Farmland	15,024	1,858	13,166
Real Estate	174,179	1,943	172,236
Multi-Family	8,607	-	8,607
Commercial Real Estate	149,635	100	149,535
Home Equity – closed end	11,392	-	11,392
Home Equity –open end	54,345	-	54,345
Commercial & Industrial – Non-Real Estate	35,708	165	35,543
Consumer	7,387	11	7,376
Dealer Finance	71,221	90	71,131
Credit Cards	2,753	-	2,753
	$603,435	$15,160	$588,275
Total

December 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$76,172	$9,888	$66,284
Farmland	12,901	-	12,901
Real Estate	172,758	1,974	170,784
Multi-Family	7,605	-	7,605
Commercial Real Estate	150,061	2,910	147,151
Home Equity – closed end	11,453	-	11,453
Home Equity –open end	54,420	-	54,420
Commercial & Industrial – Non-Real Estate	31,306	170	31,136
Consumer	6,643	13	6,630
Dealer Finance	65,495	87	65,408
Credit Cards	2,822	-	2,822
	$591,636	$15,042	$576,594
Total

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2107 and December 31, 2016:

June 30, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$602	$13,683	$34,210	$9,709	$5,588	$9,392	$-	$73,184
Farmland	64	333	3,146	4,336	3,440	1,847	1,858	-	15,024
Real Estate	-	1,104	53,276	91,305	20,840	5,162	2,492	-	174,179
Multi-Family	-	270	4,935	3,221	181	-	-	-	8,607
Commercial Real Estate	-	2,771	38,935	95,832	10,241	1,265	591	-	149,635
Home Equity – closed end	-	283	3,883	4,335	1,457	1,428	6	-	11,392
Home Equity – open end	84	1,962	16,294	31,336	4,046	173	450	-	54,345
Commercial & Industrial (Non-Real Estate)	293	840	13,218	19,125	1,485	735	12	-	35,708
Consumer (excluding dealer)	55	315	2,497	795	1,235	2,031	459	-	7,387
Total	$496	$8,480	$149,867	$284,495	$52,634	$18,229	$15,260	$-	$529,461

	Credit Cards	Dealer Finance
Performing	$2,752	$70,984
Non performing	1	237
Total	$2,753	$71,221

Note 4. Allowance for Loan Losses, continued

December 31, 2016	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,478	$10,870	$43,863	$8,399	$2,473	$9,089	$-	$76,172
Farmland	65	-	3,073	3,456	4,446	1,861	-	-	12,901
Real Estate	-	1,149	62,168	74,242	28,266	4,680	2,253	-	172,758
Multi-Family	-	311	3,009	4,099	186	-	-	-	7,605
Commercial Real Estate	-	2,793	32,986	91,157	19,181	1,840	2,104	-	150,061
Home Equity – closed end	-	150	3,966	4,139	1,746	1,414	38	-	11,453
Home Equity – open end	124	1,724	16,415	30,974	4,547	125	511	-	54,420
Commercial & Industrial (Non-Real Estate)	1,375	1,267	6,827	19,530	2,198	39	70	-	31,306
Consumer (excluding dealer)	67	174	1,837	607	1,242	2,252	466	-	6,643
Total	$1,631	$9,046	$141,151	$272,065	$70,211	$14,684	$14,531	$-	$523,319

	Credit Cards	Dealer Finance
Performing	$2,822	$65,291
Non performing	-	204
Total	$2,822	$65,495

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

The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2017 and 2016:

	Six Months Ended		Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Service cost	$347,922	$315,936	$173,961	$157,968
Interest cost	243,604	226,448	121,802	113,224
Expected return on plan assets	(425,548)	(427,208)	(212,774)	(213,604)
Amortization of prior service cost	(7,618)	(7,618)	(3,809)	(3,809)
Amortization of net (gain) or loss	142,048	111,572	71,024	55,786
Net periodic pension cost	$300,408	$219,130	$150,204	$109,565

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,000	$24,000	$-	$-
Mortgage-backed obligations of federal agencies	573	-	573	-
Equity securities	135	-	135	-
Total securities available for sale	$24,708	$24,000	$708	-

December 31, 2016	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,014	$24,014	$-	$-
Mortgage-backed obligations of federal agencies	634	-	634	-
Equity securities	135	-	135	-
Total securities available for sale	$24,783	$24,014	$769	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by VBS for sale in the secondary market.  Loan participations are generally repurchased within 15 days.  Loans originated for sale by VBS are recorded at lower of cost or market.  No market adjustments were required at June 30, 2017 or December 31, 2016; therefore, loans held for sale were carried at cost.  Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,681	-	-	$3,681
Real Estate	978	-	-	978
Dealer Finance	51	-	-	51
Impaired loans	$4,710	-	-	$4,710

December 31, 2016	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,739	-	-	$4,739
Real Estate	985	-	-	985
Commercial Real Estate	892	-	-	892
Dealer Finance	67	-	-	67
Impaired loans	$6,683	-	-	$6,683

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for June 30, 2017:

	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$4,710	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$6,683	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands).

June 30, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,008	-	-	$2,008

December 31, 2016	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

The following table presents information about Level 3 Fair Value Measurements for June 30, 2017:

	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,008	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,076	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

 The carrying amounts approximate fair value.

Note 6. Fair Value, continued

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

Loans Held for Investment

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

Note 7. Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2017 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2017
Assets:
Cash and cash equivalents	$11,664	$11,664	$-	$-	$11,664
Securities	24,833	-	24,833	-	24,833
Loans held for sale	51,767	-	51,767	-	51,767
Loans held for investment, net	596,219	-	-	622,449	622,449
Interest receivable	1,895	-	1,895	-	1,895
Bank owned life insurance	13,731	-	13,731	-	13,731
Total	$700,109	$11,664	$92,226	$622,449	$726,339
Liabilities:
Deposits	$536,486	$-	$377,661	$159,669	$537,330
Short-term debt	50,000	-	50,000	-	50,000
Long-term debt	51,938	-	-	52,048	52,048
Interest payable	223	-	223	-	223
Total	$638,647	$-	$427,884	$211,717	$639,601

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$16,355	$16,355	$-	$-	$16,355
Securities	24,908	-	24,908	-	24,908
Loans held for sale	62,735	-	62,735	-	62,735
Loans held for investment, net	584,093	-	-	598,991	598,991
Interest receivable	1,785	-	1,785	-	1,785
Bank owned life insurance	13,513	-	13,513	-	13,513
Total	$703,389	$16,355	$102,941	$598,991	$718,287
Liabilities:
Deposits	$537,085	$-	$379,857	$158,073	$537,930
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	64,237	-	-	63,945	63,945
Interest payable	228	-	228	-	228
Total	$641,550	$-	$420,085	$222,018	$642,103

Note 8. Troubled Debt Restructuring

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which are considered in the qualitative factors within the allowance. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance for loan loss methodology. Additionally, specific reserves may be established on restructured loans which are evaluated individually for impairment.

During the six months ended June 30, 2017, there was one loan modification that was considered to be troubled debt restructuring. This loan was modified during the three months ended June 30, 2017, there were no loan modifications that would be considered a troubled debt restructuring during the first quarter of 2017. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	June 30, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$20	$20
Total	1	$20	$20

 At June 30, 2017, there was one loan restructured in the previous 12 months in default or on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

	June 30, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$67	$67
Total	1	$67	$67

During the six months ended June 30, 2016, there were six loan modifications that were considered to be troubled debt restructurings.

	Six Months ended June 30, 2016
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	1	$27	$27
Real Estate	2	143	143
Consumer	3	36	36
Total	6	$206	$206

During the quarter ended June 30, 2016, there were five loans modifications that were considered to be troubled debt restructurings.

	Three Months ended June 30, 2016
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Commercial	1	$27	$27
Real Estate	2	143	143
Consumer	2	19	19
Total	5	$189	$189

Note 8. Troubled Debt Restructuring, continued

At June 30, 2016, six loans that had been restructured in the previous 12 months, were in default or were on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

	June 30, 2016
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	5	$1,528	$1,528
Consumer	1	16	16
Total	6	$1,544	$1,544

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for June 30, 2017 and 2016:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(1)	-	(1)
Change in unfunded pension liability, net of tax	-	-	-
Balance at June 30, 2017	$5	$(3,171)	$(3,166)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$3	$(2,683)	$(2,680)
Change in unrealized securities gains (losses), net of tax	25	-	25
Change in unfunded pension liability, net of tax	-	-	-
Balance at June 30, 2016	$28	$(2,683)	$(2,655)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months periods ended June 30, 2017 or 2016.

Note 10. Business Segments

The Company utilizes its subsidiaries to provide multiple business segments including retail banking, mortgage banking, title insurance services, investment services and credit life and accident and health insurance products related to lending.  Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from title insurance services, investment services and insurance products consist of commissions on products provided.  The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2017 and June 30, 2016.

Note 10. Business Segments, continued

	Six Months Ended June 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$16,170,387	$65,347	$74,993	$-	$13	$(44,763)	$16,265,977
Service charges on deposits	650,718	-	-	-	-	-	650,718
Investment services and insurance income	585	-	360,416	-	-	-	361,001
Mortgage banking income, net	-	1,112, 521	-	-	-	-	1,112,521
Title insurance income	-	-	-	553,897	-	-	553,897
Income from bank owned life insurance	223,711	-	-	-	-	-	223,771
Low income housing partnership losses	(386,142)	-	-	-	-	-	(386,142)
ATM and check card fees	681,448	-	-	-	-	-	681,448
Gain on prepayment of long-term debt	503,830	-	-	-	-	-	503,830
Loss on investments	-	(39,474)	(2,440)	-	-	-	(41,914)
Other operating income	268,370	-	-	-	-	-	268,370
Total income	18,112,967	1,138,394	432,969	553,897	13	(44,763)	20,193,477
Expenses:
Interest Expense	1,834,272	41,268	-	-	-	(44,763)	1,830,777
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	4,453,744	449,5 73	234,209	224,572	-	-	5,362,098
Employee benefit expense	1,523,051	166,785	-	114,808	-	-	1,804,644
Occupancy expense	403,120	66,596	-	33,505	-	-	503,221
Equipment expense	359,175	18,903	-	15,039	-	-	393,117
FDIC insurance assessment	180,000	-	-	-	-	-	180,000
Other real estate owned, net	25,608	-	-	-	-	-	25,608
Marketing expense	216,205	33,850	4,315	2,536	-	-	256,906
Legal and professional fees	170,299	4,725	-	-	-	-	175,024
ATM and check card fees	344,257	1,923	-	-	-	-	346,180
Telecom and data processing expense	624,886	50,513	-	-	-	-	675,399
Directors fees	210,000	33,334	-	-	-	-	243,334
Bank franchise Tax	324,255	-	-	-	-	-	324,255
Other operating expenses	1,360,275	260,440	12,844	44,099	3,825	-	1,681,483
Total expense	12,029,147	1,127,910	251,368	434,559	3,825	(44,763)	13,802,046
Income tax expense	1,669,606	-	52,842	-	(35,968)	-	1,686,480
Net income (loss)	$4,414,214	$10,484	$128,759	$119,338	$32,156	$-	$4,704,951
Net income (loss) attributable to noncontrolling interest	-	3,145	-	28,641	-	-	31,786
Net Income attributable to F & M Bank Corp.	$4,414,214	$7,339	$128,759	$90,697	$32,156	$-	$4,673,165
Total Assets	$746,193,130	$6,027,200	$6,630,313	$274,400	$89,908,521	$(104,770,806)	$744,262,758
Goodwill	$2,669,517	$-	$-	$-	$304,000	$-	$2,973,517

Note 10. Business Segments, continued

	Three months ended June 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,209,919	$30,051	$37,719	$-	$-	$(22,052)	$8,255,637
Service charges on deposits	335,382	-	-	-	-	-	335,382
Investment services and insurance income	489	-	186,625	-	-	-	187,114
Mortgage banking income, net	-	612,594	-	-	-	-	612,594
Title insurance income	-	-	-	355,351	-	-	355,351
Income from bank owned life insurance	111,455	-	-	-	-	-	111,455
Low income housing partnership losses	(200,813)	-	-	-	-	-	(200,813)
ATM and check card fees	351,505	-	-	-	-	-	351,505
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	129,815	-	-	-	-	-	129,815
Total income	8,937,752	642,645	224,344	355,351	-	(22,052)	10,138,040
Expenses:
Interest Expense	926,890	20,123	-	-	-	(22,052)	924,961
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	2,260,954	129,586	118,650	118,846	-	-	2,628,036
Employee benefit expense	707,438	81,160	-	63,226	-	-	851,824
Occupancy expense	202,205	36,398	-	15,645	-	-	254,248
Equipment expense	189,060	9,587	-	8,353	-	-	207,000
FDIC insurance assessment	90,000	-	-	-	-	-	90,000
Other real estate owned, net	11,843	-	-	-	-	-	11,843
Marketing expense	99,963	17,339	3,910	791	-	-	122,003
Legal and professional fees	76,663	2,475	-	-	-	-	79,138
ATM and check card fees	176,934	990	-	-	-	-	177,924
Telecom and data processing expense	325,679	26,345	-	-	-	-	352,024
Directors fees	105,000	11,334	-	-	-	-	116,334
Bank franchise Tax	164,249	-	-	-	-	-	164,249
Other operating expenses	717,539	215,934	9,453	18,064	1,125	-	962,115
Total expense	6,054,417	551,271	132,013	224,925	1,125	(22,052)	6,941,699
Income tax expense	800,944	-	26,172	-	(17,717)	-	809,399
Net income (loss)	$2,082,391	$91,374	$66,159	$130,426	$16,592	$-	$2,386,942
Net income (loss) attributable to noncontrolling interest	-	27,412	-	31,302	-	-	58,714
Net Income attributable to F & M Bank Corp.	$2,082,391	$63,982	$66,159	$99,124	$16,592	$-	$2,328,228

Note 10. Business Segments, continued

	Six Months Ended June 30, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$15,492,768	$13,213	$75,030	$-	$-	$(3,037)	$15,577,974
Service charges on deposits	506,028	-	-	-	-	-	506,028
Investment services and insurance income	508	-	64,830	-	-	-	65,338
Mortgage banking income, net	-	1,196,444	-	-	-	-	1,196,444
Title insurance income	-	-	-	-	-	-	-
Income from bank owned life insurance	236,652	-	-	-	-	-	236,652
Low income housing partnership losses	(365,387)	-	-	-	-	-	(365,387)
ATM and check card fees	692,194	-	-	-	-	-	692,194
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	249,751	-	-	-	-	-	249,751
Total income	16,812,514	1,209,657	139,860	-	-	(3,037)	18,158,994
Expenses:
Interest Expense	1,678,349	-	-	-	-	(3,037)	1,675,312
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	4,023,139	380,298	139,463	-	-	-	4,542,900
Employee benefit expense	1,299,406	114,529	-	-	-	-	1,413,935
Occupancy expense	367,578	60,471	-	-	-	-	428,049
Equipment expense	354,155	68,137	-	-	-	-	422,292
FDIC insurance assessment	225,000	-	-	-	-	-	225,000
Other real estate owned, net	52,841	-	-	-	-	-	52,841
Marketing expense	234,904	32,593	549	-	-	-	268,046
Legal and professional fees	188,310	5,049	-	-	-	-	193,359
ATM and check card fees	330,966	2,155	-	-	-	-	333,121
Telecom and data processing expense	509,256	42,828	-	-	-	-	552,084
Directors fees	192,000	15,500	-	-	-	-	207,500
Bank franchise Tax	310,303	-	-	-	-	-	310,303
Other operating expenses	1,254,784	187,519	21,051	-	400	-	1,463,754
Total expense	11,020,991	909,079	161,063	-	400	(3,037)	12,088,496
Income tax expense	1,582,813	-	31,828	-	(81,993)	-	1,532,648
Net income (loss)	$4,208,710	$300,578	$(53,031)	$-	$81,593	$-	$4,537,850
Net income (loss) attributable to noncontrolling interest	-	90,173	-	-	-	-	90,173
Net Income attributable to F & M Bank Corp.	$4,208,710	$210,405	$(53,031)	$-	$81,593	$-	$4,447,677
Total Assets	$733,417,958	$2,296,877	$6,328,376	$-	$86,082,770	$(98,088,075)	$730,037,906
Goodwill	$2,669,517	$-	$-	$-	$-	$-	$2,669,517

Note 10. Business Segments, continued

	Three Months Ended June 30, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$7,893,961	$6,885	$37,914	$-	$-	$(1,550)	$7,937,210
Service charges on deposits	272,329	-	-	-	-	-	272,329
Investment services and insurance income	163	-	(29,057)	-	-	-	(28,894)
Mortgage banking income, net	-	751,388	-	-	-	-	751,388
Title insurance income	-	-	-	-	-	-	-
Income from bank owned life insurance	118,068	-	-	-	-	-	118,068
Low income housing partnership losses	(182,694)	-	-	-	-	-	(182,694)
ATM and check card fees	318,287	-	-	-	-	-	318,287
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	129,743	-	-	-	-	-	129,743
Total income	8,549,857	758,273	8,857	-	-	(1,550)	9,315,437
Expenses:
Interest Expense	863,306	-	-	-	-	(1,550)	861,756
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	1,940,505	117,122	75,767	-	-	-	2,133,394
Employee benefit expense	602,158	58,833	-	-	-	-	660,991
Occupancy expense	179,648	30,150	-	-	-	-	209,798
Equipment expense	170,651	59,690	-	-	-	-	230,341
FDIC insurance assessment	112,500	-	-	-	-	-	112,500
Other real estate owned, net	35,142	-	-	-	-	-	35,142
Marketing expense	118,924	12,169	198	-	-	-	131,291
Legal and professional fees	102,037	2,574	-	-	-	-	104,611
ATM and check card fees	170,791	1,571	-	-	-	-	172,362
Telecom and data processing expense	266,194	22,537	-	-	-	-	288,731
Directors fees	96,000	3,500	-	-	-	-	99,500
Bank franchise Tax	162,643	-	-	-	-	-	162,643
Other operating expenses	655,378	154,862	18,456	-	200	-	828,896
Total expense	5,475,877	463,008	94,421	-	200	(1,550)	6,031,956
Income tax expense	878,180	-	12,321	-	(51,556)	-	838,945
Net income (loss)	$2,195,800	$295,265	$(97,885)	$-	$51,356	$-	$2,444,536
Net income (loss) attributable to noncontrolling interest	-	86,410	-	-	-	-	86,410
Net Income attributable to F & M Bank Corp.	$2,195,800	$208,855	$(97,885)	$-	$51,356	$-	$2,358,126

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company.  Short-term debt totaled $50 million at June 30, 2017 and has decreased $10 million from $40 million at December 31, 2016 due to the cyclical decline in the loans held for sale participation program.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity.  The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.86% and 1.80% at June 30, 2017 and December 31, 2016, respectively.  The balance of these obligations at June 30, 2017 and December 31, 2016 were $51,768,000 and $63,982,000 respectively.  The Company recognized a gain of $504,000 on prepayment of two FHLB advances totaling $10,000,000 during the first quarter of 2017 and there were no additional borrowings in 2017.  FHLB advances include a $5,000,000 line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $170,000 at June 30, 2017 that is payable in two annual payments on January 1, 2018 and 2019.  There was $255,000 outstanding on this note at December 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank), TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage LLC (VBS) and F & M Bank Corp. holds a majority ownership in VS Title LLC (VST).

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

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations.  Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.  For further discussion refer to page 40 in the Management Discussion and Analysis.

Goodwill and Intangibles

ASC 805 “Business Combinations” and ASC 350 “Intangibles” require that the acquisition method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. ASC 350 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

 At June 30, 2017, preliminary goodwill of $304,000 was reported for the purchase of VSTitle, LLC.  This amount is subject to change after expert evaluation.

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

Critical Accounting Policies (continued)

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

Overview

Net income for the six months ended June 30, 2017 was $4,673,000 or $1.29 per diluted share, compared to $4,448,000 or $1.19 in the same period in 2016, an increase of 5.06%. During the six months ended June 30, 2017, noninterest income increased 52.19% and noninterest expense increased 14.97% during the same period.  Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2017	2016
Net Income from Bank Operations	$4,550	$4,366
Income from Parent Company Activities (2017 includes VSTitle)	123	82
Net Income for the six months ended June 30	$4,673	$4,448

During the three months ended June 30, 2017, net income was $2,328,000 or $.64 per diluted share, compared to $2,358,000 or $.63 in the same period in 2016, a decrease of 1.27%.  In the three months ended June 30, 2017, noninterest income increased 36.57% and noninterest expense increased 16.38%.

In thousands	2017	2016
Net Income from Bank Operations	$2,213	$2,307
Income from Parent Company Activities (2017 includes VSTitle)	115	51
Net Income for the three months ended June 30	$2,328	$2,358

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I on page 46, the 2017 year to date tax equivalent net interest income increased $551,000 or 3.95% compared to the same period in 2016.  The tax equivalent adjustment to net interest income totaled $70,000 for the first six months of 2017.  The yield on earning assets increased .11%, while the cost of funds increased .03% compared to the same period in 2016.

The three months ended June 30, 2017 tax equivalent net interest income increased $265,000 or 3.73% compared to the same period in 2016.  The tax equivalent adjustment to net interest income totaled $36,000 for the three months.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.46% at June 30, 2017, an increase of 7 basis points when compared to the same period in 2016.  A schedule of the net interest margin for the three and six month periods ended June 30, 2017 and 2016 can be found in Table I on page 46.

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	June 30, 2017		June 30, 2016
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$16,054	$8,177	$15,424	$7,860
Interest Income - Securities and Other Interest-Earnings Assets	212	79	154	77
Interest Expense – Deposits	1,249	633	1,149	591
Interest Expense - Other Borrowings	582	292	526	271
Total Net Interest Income	14,435	7,331	13,903	7,075

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	70	36	51	27
Total Tax Benefit on Tax-Exempt Interest Income	70	36	51	27
Tax-Equivalent Net Interest Income	$14,505	$7,367	$13,954	$7,102

The Interest Sensitivity Analysis contained in Table II on page 47 indicates the Company is in an asset sensitive position in the one year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 44.21% of rate sensitive assets and 35.73% of rate sensitive liabilities are subject to repricing within one year.  Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

The increase in noninterest income of $1,347,000 for the six-month period and $504,000 for the three-month period ended June 30, 2017 is primarily due to the gain on prepayment of FHLB debt of $504,000 (first quarter) and the acquisition of VS Title LLC which contributed $554,000 in 2017.  Exclusive of the FHLB debt gain, noninterest income increased 32.66%.  Other areas of increase are service charges on deposits ($145,000) and investment services and insurance ($296,000).  For the three months ended June 30, 2017 noninterest income increased 36.57%.

Noninterest expense for the six months ended June 30, 2017 increased $1,559,000 as compared to 2016.  For the three months ended June 30, 2017 noninterest expense increased $847,000.  Expenses increased in the areas of salaries and benefits ($1,210,000), occupancy expense ($75,000) and telecommunications and data processing ($123,000) for the six months ended June 30, 2017.  During the three months ended June 30, 2017 areas of increase were salary and benfits ($686,000) and telecommunications and data processing ($63,000).  Increases in salaries and benefits relate to normal salary increases, additional staff to support new branch locations and growth at VBS Mortgage, increased cost of insurance and the acquisition of VSTitle.  Occupancy and telecommunications and data processing also increased as a result of branching activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 1.00% to 1.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold have decreased and interest bearing bank deposits have remained flat since year end due to changes in the composition of the balances sheet.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management and to provide tax benefits.

The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale.  Securities are classified as Held to Maturity investment securities when management has the intent and ability to hold the securities to maturity.  Held to Maturity Investment securities are carried at amortized cost.  Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors.  Securities available for sale are recorded at fair value.  Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity.  The low income housing projects included in other investments are held for the tax losses and credits that they provide.

As of June 30, 2017, the fair value of securities available for sale exceeded their cost by $6,000. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $24,000,000 in securities that will mature in 2017.

In reviewing investments as of June 30, 2017 and December 31, 2016, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $603,435,000 increased $11,799,000 at June 30, 2017 compared to December 31, 2016.  The following categories experienced growth:   farmland, real estate, multi-family, commercial and industrial, consumer and dealer finance.

Loans Held for Sale totaled $51,767,000 at June 30, 2017, a decrease of $10,968,000 compared to December 31, 2016.  The Northpointe participation loan program is typically subject to seasonal fluctuations in the early part of the year which is reflected in the decrease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $5,677,000 at June 30, 2017 compared to $4,870,000 at December 31, 2016.  Loans added to nonaccrual since December 31, 2016 were past due and were not specifically reviewed for impairment as they were below the impairment review threshold.  Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment.  As of June 30, 2017 and December 31, 2016, the Company held $2,008,000 and $2,076,000 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2017	December 31, 2016

Nonaccrual Loans
Real Estate	$4,548	$4,204
Commercial	350	70
Home Equity	382	311
Other	237	178
	5,517	4,763

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	159	81
Commercial	-	-
Home Equity	-	-
Other	1	26
	160	107

Total Nonperforming loans	$5,677	$4,870

Restructured Loans current and performing:
Real Estate	4,190	8,641
Commercial	165	1,121
Home Equity	-	-
Other	81	76

Nonperforming loans as a percentage of loans held for investment	.94%	.82%

Net charge offs to total loans held for investment	.05%	.21%

Allowance for loan and lease losses to nonperforming loans	127.11%	154.89%

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

With the exception of Dealer finance loans, loans that are not impaired are categorized by call report code and an estimate is calculated based on actual loss experience over the last five years.  Due to the rapid turnover in the Dealer finance portfolio, a two-year loss rate is utilized in that category as management feels this lookback period properly reflects the losses currently inherent in the portfolio.  The Company monitors the net losses for this division and adjusts based on how the portfolio performs since the department was established in 2012. A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using the nine qualitative factors identified in the 2006 Interagency Policy Statement on the allowance for loan losses.  The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans, or in the homogeneous pools based on loss histories. The Board approves the provision for each quarter based on this evaluation.

The allowance for loan losses of $7,216,000 at June 30, 2017 is equal to 1.20% of loans held for investment. This compares to an allowance of $7,543,000 (1.27%) at December 31, 2016.  The company has experienced a decline in historical losses and improvements in the qualitative factors since year end.  There has been an increase in past dues this quarter however a large amount of those were brought current just after quarter end.  Increases to nonaccrual have been minimal with a majority of the increase coming from cyclical increases on a development property.  Due to these factors, management did not fund the allowance in the first six months of 2017.

Net charge-offs at June 30, 2017 totaled $327,000 which is equivalent to .05% of total loans outstanding.  At December 31, 2016, net charge-offs totaled $1,238,000 or .21% of total loans outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits at June 30, 2017 have decreased $599,000 since December 31, 2016.  Noninterest bearing deposits increased $516,000 while interest bearing decreased $1,115,000.  The decrease in deposits is consistent with the first half of 2016, after which deposits grew substantially.  The decrease is not attributable to any one customer or geographic location within the bank.  The Bank also participates in the CDARS program.  CDARS (Certificate of Deposit Account Registry Service) is a program that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At June 30, 2017 and December 31, 2016,  the Company had a total of $1.3 million in CDARS funding.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans.  As of June 30, 2017, short-term debt consisted of  $50,000,000 in FHLB short-term borrowings.  This compared to FHLB short-term borrowings of $40,000,000 at December 31, 2016.  There were no balances in Federal funds purchased or daily rate credit at June 30, 2017 or December 31, 2016.

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

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At June 30, 2017, the Bank had Common Equity Tier I capital of 14.10%, Tier I capital of 14.10% of risk weighted assets and combined Tier I and II capital of 15.25% of risk weighted assets.  Regulatory minimums at this date were 4.5%, 6% and 8%, respectively.  At December 30, 2016, the Bank had Common Equity Tier I capital of 13.86%, Tier I capital of 13.86% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets.  Regulatory minimums at this date were 4.5%, 6% and 8%, respectively.  The Bank has maintained capital levels far above the minimum requirements throughout the year.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At June 30, 2017 and December 31, 2016, the Bank reported a leverage ratio of 12.49% and 11.83%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.25% at June 30, 2017 and 7.08% at December 31, 2016. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservations buffer for 2017 is 1.25% and will gradually be increased through January 1, 2019 to 2.5%.

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

As of June 30, 2017, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.54% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 47.

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

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016			June 30, 2017			June 30, 2016
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates
Interest income
Loans held for investment[1,2]	$592,729	$15,679	5.33%	$555,532	$14,587	5.28%	$597,126	$7,942	5.33%	$560,509	$7,370	5.27%
Loans held for sale	32,145	445	2.79%	59,210	890	3.02%	38,193	271	2.85%	68,511	518	3.03%
Federal funds sold	18,143	71.79%		5,159	12.47%		7,695	17.89%		4,070	5.49%
Interest bearing deposits	1,098	4.73%		872	2.46%		670	1.60%		851	1.47%
Investments
Taxable [3]	11,194	137	2.47%	17,798	139	1.57%	11,022	61	2.22%	17,434	70	1.61%
Partially taxable	125	-	-	125	-	-	125	-	-	125	-	-
Total earning assets	$655,434	$16,336	5.03%	$638,696	$15,630	4.92%	$654,831	$8,292	5.08%	$651,500	$7,964	4.90%
Interest Expense
Demand deposits	119,388	254.43%		109,842	245.45%		118,560	129.43%		112,131	126.45%
Savings	111,755	247.45%		95,299	208.44%		112,015	126.45%		97,741	108.44%
Time deposits	155,593	748.97%		162,265	695.86%		154,971	378.98%		162,894	356.87%
Short-term debt	15,982	32.42%		36,133	26.14%		18,688	24.52%		42,941	8.07%
Long-term debt	71,373	550	1.55%	47,497	501	2.12%	70,999	268	1.52%	47,546	263	2.22%
Total interest bearing liabilities	$474,091	$1,831.78%		$451,036	$1,676.75%		$475,233	$925.78%		$463,253	$862.75%

Tax equivalent net interest income		$14,505			$13,954			$7,367			$7,102

Net interest margin			4.46%			4.39%			4.51%			4.37%

1      Interest income on loans includes loan fees.
2      Loans held for investment include nonaccrual loans.
3     An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4      Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis

June 30, 2017
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$31,164	$28,407	$122,411	$26,992	$-	$208,974
Installment	4,225	1,146	57,782	15,455	-	78,608
Real estate loans for investments	99,407	55,506	153,465	4,722	-	313,100
Loans held for sale	51,767	-	-	-	-	51,767
Credit cards	2,753	-	-	-	-	2,753
Interest bearing bank deposits	614	-	-	-	-	614
Federal funds sold	3,174					3,174
Investment securities	24,000	125	-	573	135	24,833
Total	$217,104	$85,184	$333,658	$47,742	$135	$683,823

Sources of funds
Interest bearing demand deposits	$-	$32,215	$67,942	$17,864	$-	$118,021
Savings deposits	-	22,502	67,504	22,501	-	112,507
Certificates of deposit $100,000 and over	4,268	15,099	35,169	-	-	54,536
Other certificates of deposit	12,615	34,315	57,359	-	-	104,289
Short-term borrowings	50,000	-	-	-	-	50,000
Long-term borrowings	1,108	3,406	36,121	11,303	-	51,938
Total	$67,991	$107,537	$264,095	$51,668	$-	$491,291

Discrete Gap	$149,113	$(22,353)	$69,563	$(3,926)	$135	$192,532

Cumulative Gap	$149,113	$126,760	$196,323	$192,397	$192,532

Ratio of Cumulative Gap to Total Earning Assets	21.81%	18.54%	28.71%	28.14%	28.16%

 Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2017.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice.  Investment securities included in the table consist of securities held to maturity and securities available for sale.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer

August 14, 2017

Exhibit Index:

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).