Form 10-Q
period 2017-09-30
F&M BANK CORP
filed 2017-11-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]           Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2017
Common Stock, par value - $5	3,269,052 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016*
	(Unaudited)
Assets
Cash and due from banks	$8,801	$7,755
Money market funds	945	674
Federal funds sold	-	7,926
Cash and cash equivalents	9,746	16,355
Securities:
Held to maturity – fair value of $125 in 2017 and 2016	125	125
Available for sale	22,682	24,783
Other investments	13,600	14,567
Loans held for sale	58,177	62,735
Loans held for investment	619,960	591,636
Less: allowance for loan losses	(6,942)	(7,543)
Net loans held for investment	613,018	584,093

Other real estate owned	2,148	2,076
Bank premises and equipment, net	12,716	10,340
Interest receivable	1,845	1,785
Goodwill	3,113	2,670
Bank owned life insurance	13,841	13,513
Other assets	12,674	11,847
Total assets	$763,685	$744,889

Liabilities
Deposits:
Noninterest bearing	$156,922	$146,617
Interest bearing	405,458	390,468
Total deposits	562,380	537,085

Short-term debt	42,128	40,000
Accrued liabilities	17,181	16,885
Long-term debt	50,840	64,237
Total liabilities	672,529	658,207

Stockholders’ Equity
Preferred Stock $5 par value, 400,000 shares authorized, 324,150 and 327,350
Issued and outstanding for September 30, 2017 and December 31, 2016, respectively	7,529	7,609
Common stock, $5 par value, 6,000,000 shares authorized,
3,268,956 and 3,270,315 shares issued and outstanding
for September 30, 2017 and December 31, 2016, respectively	16,345	16,352
Additional paid in capital – common stock	10,621	10,684
Retained earnings	59,233	54,509
Noncontrolling interest in consolidated subsidiaries	594	693
Accumulated other comprehensive loss	(3,166)	(3,165)
Total stockholders’ equity	91,156	86,682
Total liabilities and stockholders’ equity	$763,685	$744,889

*2016 Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2017	2016
Interest and fees on loans held for investment	$8,221	7,542
Interest and fees on loans held for sale	329	550
Interest from money market funds and federal funds sold	41	11
Interest on debt securities – taxable	97	112
Total interest and dividend income	8,688	8,215

Interest expense
Interest on deposits	698	609
Interest from short-term debt	14	9
Interest from long-term debt	318	352
Total interest expense	1,030	970

Net interest income	7,658	7,245

Provision for Loan Losses	-	-
Net Interest Income After Provision for Loan Losses	7,658	7,245

Noninterest income
Service charges on deposit accounts	359	336
Investment services and insurance income, net	169	112
Mortgage banking income, net	861	694
Title insurance income	247	-
Income on bank owned life insurance	112	119
Low income housing partnership losses	(201)	(183)
ATM and check card fees	353	328
Other operating income	245	129
Total noninterest income	2,145	1,535

Noninterest expense
Salaries	3,194	2,471
Employee benefits	689	699
Occupancy expense	281	215
Equipment expense	224	183
FDIC insurance assessment	20	113
Other real estate owned, net	(4)	19
Marketing expense	147	128
Legal and professional fees	78	100
ATM and check card fees	183	184
Telecommunication and data processing expense	370	309
Directors fees	117	46
Bank franchise tax	167	170
Other operating expenses	793	823
Total noninterest expense	6,259	5,460

Income before income taxes	3,544	3,320
Income tax expense	946	654
Net Income	2,598	2,666
Net income attributable to noncontrolling interest	48	64
Net Income attributable to F & M Bank Corp.	$2,550	$2,602
Dividends paid/accumulated on preferred stock	103	128
Net income available to common stockholders	$2,447	$2,474

Per Common Share Data
Net income – basic	$.75	$.75
Net income – diluted	.70	$.70
Cash dividends on common stock	$.24	$.20
Weighted average common shares outstanding – basic	3,270,969	3,286,756
Weighted average common shares outstanding – diluted	3,632,607	3,731,156

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2017	2016
Interest and fees on loans held for investment	$23,830	$22,064
Interest and fees on loans held for sale	774	1,451
Interest from money market funds and federal funds sold	116	25
Interest on debt securities – taxable	234	253
Total interest and dividend income	24,954	23,793

Interest expense
Total interest on deposits	1,947	1,757
Interest from short-term debt	46	35
Interest from long-term debt	868	853
Total interest expense	2,861	2,645

Net interest income	22,093	21,148

Provision for Loan Losses	-	-
Net Interest Income After Provision for Loan Losses	22,093	21,148

Noninterest income
Service charges on deposit accounts	1,010	842
Investment services and insurance income	530	317
Mortgage banking income, net	1,974	1,891
Title insurance income	668	-
Income on bank owned life insurance	336	356
Low income housing partnership losses	(587)	(548)
ATM and check card fees	1,034	1,020
Gain on prepayment of long-term debt	504	-
Loss on sale of other investments	(42)	-
Other operating income	513	238
Total noninterest income	5,940	4,116

Noninterest expense
Salaries	8,502	7,161
Employee benefits	2,467	2,113
Occupancy expense	776	643
Equipment expense	613	569
FDIC insurance assessment	200	338
Other real estate owned, net	22	72
Marketing expense	404	396
Legal and professional fees	253	293
ATM and check card fees	529	518
Telecommunication and data processing expense	1,045	861
Directors fees	360	254
Bank franchise tax	491	480
Other operating expenses	2,464	2,176
Total noninterest expense	18,126	15,874

Income before income taxes	9,907	9,390
Income tax expense	2,633	2,187
Net Income	7,274	7,203
Net income attributable to noncontrolling interest	51	154
Net Income attributable to F & M Bank Corp.	$7,223	$7,049
Dividends paid/accumulated on preferred stock	312	382
Net income available to common stockholders	$6,911	$6,667

Per Common Share Data
Net income – basic	$2.11	$2.03
Net income – diluted	1.99	$1.89
Cash dividends on common stock	$.69	$.58
Weighted average common shares outstanding – basic	3,271,863	3,286,165
Weighted average common shares outstanding – diluted	3,634,856	3,730,565

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income:
Net Income – F & M Bank Corp	$7,223	$7,049	$2,550	$2,602
Net income attributable to noncontrolling interest	51	154	48	64
Total Net Income:	7,274	7,203	2,598	2,666

Unrealized holding gains (losses) on available-for-sale securities	(2)	32	-	(6)
Tax Effect	1	(10)	-	2
Unrealized holding gain (loss), net of tax	(1)	22	-	(4)
Total other comprehensive income (loss)	(1)	22	-	(4)

Comprehensive income	$7,273	$7,225	$2,598	$2,662

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Balance, beginning of period	$86,682	$82,950

Comprehensive income
Net income – F & M Bank Corp	7,223	7,049
Net income (loss) attributable to noncontrolling interest	51	154
Other comprehensive income (loss)	(1)	22
Total comprehensive income	7,273	7,225

Minority interest capital distributions	(149)	(74)
Issuance of common stock	150	132
Repurchase of common stock	(199)	(421)
Repurchase of preferred stock	(101)	-
Dividends paid	(2,500)	(2,287)
Balance, end of period	$91,156	$87,525

See notes to unaudited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$7,223	$7,049
Reconcile net income to net cash provided by (used in) operating activities:
Depreciation	660	602
Amortization of securities	2	105
Proceeds from loans held for sale originated	61,310	65,553
Loans held for sale originated	(59,250)	(66,706)
Gain on sale of loans held for sale originated	(1,876)	(2,075)
Gain on prepayment of long-term debt	(504)	-
Increase in interest receivable	(60)	29
Increase in other assets	(336)	(66)
Decrease in accrued liabilities	(422)	(1,167)
Amortization of limited partnership investments	587	548
Income from life insurance investment	(336)	(356)
Loss on sale of other investments	42	-
Loss on sale and valuation adjustments for other real estate owned	-	20
Net cash provided by (used in) operating activities	7,040	3,536

Cash flows from investing activities
Purchase of investments available for sale and other investments	(61,432)	(26,109)
Purchase of title insurance company	(304)	-
Proceeds from maturity of investments available for sale	63,811	12,175
Proceeds from the sale of investments	55	-
Net increase in loans held for investment	(29,070)	(35,837)
Net decrease (increase) in loans held for sale participations	4,373	(22,131)
Other real estate improvements	(7)
Proceeds from the sale of other real estate owned	80	623
Net purchase of property and equipment	(3,036)	(2,403)
Net cash used in investing activities	(25,530)	(73,682)

Cash flows from financing activities
Net change in deposits	25,295	33,154
Net change in short-term debt	2,128	26,275
Dividends paid in cash	(2,500)	(2,287)
Proceeds from issuance of common stock	150	132
Proceeds from issuance of long-term debt	-	20,000
Repurchase of preferred stock	(101)	-
Repurchase of common stock	(199)	(421)
Repayments of long-term debt	(12,892)	(3,070)
Net cash provided by financing activities	11,881	73,783

Net (decrease) increase in Cash and Cash Equivalents	(6,609)	3,637
Cash and cash equivalents, beginning of period	16,355	8,519
Cash and cash equivalents, end of period	$9,746	$12,156
Supplemental Cash Flow information:
Cash paid for:
Interest	$2,850	$2,633
Taxes	3,495	2,300
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	145	592
Change in unrealized gain (loss) on securities available for sale	(2)	-

See notes to unaudited consolidated financial statements.

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC, (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, other than temporary impairment, pension accounting and the valuation of foreclosed real estate.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

(dollars in thousands)	For the Nine months ended	For the Three months Ended	For the Nine months ended	For the Three months ended
	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016
Earnings available to common stockholders:
Net income	$7,274	$2,598	$7,203	$2,666
Noncontrolling interest income (loss)	51	48	154	64
Preferred stock dividends	312	103	382	128
Net income available to common stockholders	$6,911	$2,447	$6,667	$2,474

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$6,911	3,271,863	$2.11	$6,667	3,286,165	$2.03
Effect of Dilutive Securities:
Convertible Preferred Stock	312	362,993	(0.12)	382	444,400	(0.14)
Diluted EPS	$7,223	3,634,856	$1.99	$7,049	3,730,565	$1.89

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$2,447	3,270,969	$.75	$2,474	3,286,756	$.75
Effect of Dilutive Securities:
Convertible Preferred Stock	103	361,638	(0.05)	128	444,400	(0.05)
Diluted EPS	$2,550	3,632,607	$.70	$2,602	3,731,156	$.70

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
U. S. Treasuries	$125	$-	$-	$125
December 31, 2016
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U. S. Treasuries	$22,001	$-	$3	$21,998
Mortgage-backed obligations of federal agencies	539	10	-	549
Equity securities	135	-	-	135
Total Securities Available for Sale	$22,675	$10	$3	$22,682

December 31, 2016
U. S. Treasuries	$24,005	$9	$-	$24,014
Mortgage-backed obligations of federal agencies	634	-	-	634
Equity securities	135	-	-	135
Total Securities Available for Sale	$24,774	$9	$-	$24,783

Note 2.
Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2017, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$22,001	$21,998
Due after one year through five years	125	125	-	-
Due after five years	-	-	539	549
Due after ten years	-	-	135	135
Total	$125	$125	$22,675	$22,682

There were no gains or losses on sales of available for sale securities in the three month or nine month periods ended September 30, 2017 or 2016. There were also no securities with other than temporary impairment.

In the three months ended September 30, 2017, the treasury securities were in an unrealized loss position. There were no securities in an unrealized loss positions for more than twelve months as of September 30, 2017.

Other investments consist of investments in nineteen low-income housing and historic equity partnerships (carrying basis of $7,607,198), stock in the Federal Home Loan Bank (carrying basis $4,523,700) and various other investments (carrying basis $1,469,572). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2017. At September 30, 2017, the Company was committed to invest an additional $4,231,047 in nine low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet. During the first quarter of 2017, both Farmers & Merchants Financial Services and VBS Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $41,914.

Note 3.
Loans

(dollars in thousands)	2017	2016
Construction/Land Development	$74,313	$76,172
Farmland	15,578	12,901
Real Estate	177,786	172,758
Multi-Family	8,504	7,605
Commercial Real Estate	155,510	150,061
Home Equity – closed end	11,189	11,453
Home Equity – open end	55,461	54,420
Commercial & Industrial – Non-Real Estate	38,050	31,306
Consumer	7,328	6,643
Dealer Finance	73,567	65,495
Credit Cards	2,674	2,822
Total	$619,960	$591,636

Loans held for investment outstanding at September 30, 2017 and December 31, 2016 are summarized as follows:

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $213,184,000 and $199,401,000 as of September 30, 2017 and December 31, 2016, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$4,784	$5,140	$-	$3,296	$3,652	$-
Farmland	1,983	1,983	-	-	-	-
Real Estate	740	740	-	768	768	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	300	300	-	1,958	1,958	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	347	-	-	347	-
Commercial & Industrial – Non-Real Estate	162	162	-	170	170	-
Consumer	9	9	-	13	13	-
Credit cards	-	-	-	-	-	-
Dealer Finance	25	25	-	-	-	-
	8,003	8,706		6,205	6,908
Impaired loans with a valuation allowance
Construction/Land Development	5,619	5,619	2,054	6,592	6,592	1,853
Farmland	-	-	-	-	-	-
Real Estate	1,192	1,192	214	1,206	1,206	221
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	-	-	-	952	952	60
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	48	48	12	87	87	20
	6,859	6,859	2,280	8,837	8,837	2,154
Total impaired loans	$14,862	$15,565	$2,280	$15,042	$15,745	$2,154

The following is a summary of information pertaining to impaired loans (dollars in thousand):

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Loans held for sale consists of loans originated by VBS Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of September 30, 2017 and December 31, 2016 were $58,177,450 and $62,734,803, respectively.

Note 3.
Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,414	$14	$2,649	$15	$4,870	$64	$2,009	$32
Farmland	1,921	-	-	-	1,900	-	-	-
Real Estate	743	8	778	8	746	25	860	28
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	200	9	993	77	167	12	674	79
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	347	-	964	(35)	347	-	1,167	8
Commercial & Industrial – Non-Real Estate	164	2	174	2	165	8	177	2
Consumer and credit cards	10	-	7	2	10	-	12	-
Dealer Finance	23	1	24	(1)	22	2	15	1
	8,822	34	5,589	68	8,227	111	4,914	150
Impaired loans with a valuation allowance:
Construction/Land Development	$5,640	$75	$8,429	$112	$6,215	$215	$9,761	$212
Farmland	-	-	-	-	-	-	-	-
Real Estate	1,194	10	1,214	14	1,196	41	994	40
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	-	-	958	14	-	-	944	42
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	1,234	(5)	-	-	1,322	14
Commercial & Industrial – Non-Real Estate	-	-	14	(1)	-	-	14	-
Consumer and credit card	-	-	-	-	-	-	-	-
Dealer Finance	59	1	72	-	59	2	72	3
	6,893	86	11,921	134	7,470	258	13,107	311
Total Impaired Loans	$15,715	$120	$17,510	$202	$15,697	$369	$18,021	$461

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2017 and December 31, 2016:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
September 30, 2017
Construction/Land Development	$62	$1,692	$2,372	$4,126	$70,187	$74,313	$2,788	$-
Farmland	-	1,984	-	1,984	13,594	15,578	-	-
Real Estate	2,250	1,202	536	3,988	173,798	177,786	1,714	-
Multi-Family	-	-	-	-	8,504	8,504	-	-
Commercial Real Estate	840	287	-	1,127	154,383	155,510	-	-
Home Equity – closed end	273	5	-	278	10,911	11,189	-	-
Home Equity – open end	488	100	173	761	54,700	55,461	436	-
Commercial & Industrial – Non- Real Estate	264	110	481	855	37,195	38,050	481	-
Consumer	13	23	5	41	7,287	7,328	5	-
Dealer Finance	1,052	287	148	1,487	72,080	73,567	238	-
Credit Cards	16	16	-	32	2,642	2,674	-	-
Total	$5,258	$5,706	$3,715	$14,679	$605,281	$619,960	$5,662	$-

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days)	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2016
Construction/Land Development	$73	$101	$2,175	$2,349	$73,823	$76,172	$2,805	$-
Farmland	-	-	-	-	12,901	12,901	-	-
Real Estate	2,135	746	774	3,655	169,103	172,758	1,399	81
Multi-Family	-	-	-	-	7,605	7,605	-	-
Commercial Real Estate	139	-	-	139	149,922	150,061	-	-
Home Equity – closed end	101	-	32	133	11,320	11,453	32	-
Home Equity – open end	484	-	69	553	53,867	54,420	279	-
Commercial & Industrial – Non- Real Estate	313	5	-	318	30,988	31,306	70	-
Consumer	35	4	6	45	6,598	6,643	-	-
Dealer Finance	797	187	183	1,167	64,328	65,495	178	26
Credit Cards	18	4	-	22	2,800	2,822	-	-
Total	$4,095	$1,047	$3,239	$8,381	$583,255	$591,636	$4,763	$107

At September 30, 2017 and December 31, 2016, other real estate owned included $711,000 and $565,000 of foreclosed residential real estate. The Company has $93,000 of consumer mortgages for which foreclosure is in process at September 30, 2017 and $40,000 at December 31, 2016.

Nonaccrual loans at September 30, 2017 and September 30, 2016, would have earned approximately $109,000 and $54,000, respectively, in interest income had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2017 and December 31, 2016 is as follows:

September 30, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$-	$-	$(213)	$3,168	$2,054	$1,114
Farmland	34	-	-	(4)	30	-	30
Real Estate	843	-	2	(105)	740	214	526
Multi-Family	23	-	-	(2)	21	-	21
Commercial Real Estate	705	-	11	(165)	551	-	551
Home Equity – closed end	75	8	25	(20)	72	-	72
Home Equity – open end	470	25	-	(85)	360	-	360
Commercial & Industrial – Non-Real Estate	586	31	66	(249)	372	-	372
Consumer	78	34	11	55	110	-	110
Dealer Finance	1,289	1,395	816	751	1,461	12	1,449
Credit Cards	59	69	30	37	57	-	57
Total	$7,543	$1,562	$961	$-	$6,942	$2,280	$4,662

December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$356	$7	$(712)	$3,381	$1,853	$1,528
Farmland	95	-	-	(61)	34	-	34
Real Estate	806	23	4	56	843	221	622
Multi-Family	71	-	-	(48)	23	-	23
Commercial Real Estate	445	19	135	144	705	-	705
Home Equity – closed end	174	8	-	(91)	75	-	75
Home Equity – open end	634	370	120	86	470	60	410
Commercial & Industrial – Non-Real Estate	1,055	293	267	(443)	586	-	586
Consumer	108	37	19	(12)	78	-	78
Dealer Finance	836	1,081	417	1,117	1,289	20	1,269
Credit Cards	115	74	54	(36)	59	-	59
Total	$8,781	$2,261	$1,023	$-	$7,543	$2,154	$5,389

Note 4.
Allowance for Loan Losses, continued

September 30, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$74,313	$10,403	$63,910
Farmland	15,578	1,983	13,595
Real Estate	177,786	1,932	175,854
Multi-Family	8,504	-	8,504
Commercial Real Estate	155,510	300	155,210
Home Equity – closed end	11,189	-	11,189
Home Equity –open end	55,461	-	55,461
Commercial & Industrial – Non-Real Estate	38,050	162	37,888
Consumer	7,328	9	7,319
Dealer Finance	73,567	73	73,494
Credit Cards	2,674	-	2,674
Total	$619,960	$14,862	$605,098

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2017 and December 31, 2016:

December 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$76,172	$9,888	$66,284
Farmland	12,901	-	12,901
Real Estate	172,758	1,974	170,784
Multi-Family	7,605	-	7,605
Commercial Real Estate	150,061	2,910	147,151
Home Equity – closed end	11,453	-	11,453
Home Equity –open end	54,420	-	54,420
Commercial & Industrial – Non-Real Estate	31,306	170	31,136
Consumer	6,643	13	6,630
Dealer Finance	65,495	87	65,408
Credit Cards	2,822	-	2,822
Total	$591,636	$15,042	$576,594

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2107 and December 31, 2016:

September 30, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$730	$12,931	$36,673	$10,285	$4,989	$8,705	$-	$74,313
Farmland	64	333	3,897	4,459	4,348	494	1,983	-	15,578
Real Estate	-	1,404	53,245	95,135	19,963	5,285	2,754	-	177,786
Multi-Family	-	249	2,898	5,177	180	-	-	-	8,504
Commercial Real Estate	-	2,811	43,962	97,798	9,312	1,040	587	-	155,510
Home Equity – closed end	-	130	3,815	4,499	1,298	1,442	5	-	11,189
Home Equity – open end	84	2,612	16,619	31,730	3,771	142	503	-	55,461
Commercial & Industrial (Non-Real Estate)	277	1,460	15,039	19,061	1,368	322	523	-	38,050
Consumer (excluding dealer)	47	362	2,640	415	1,187	2,202	475	-	7,328
Total	$472	$10,091	$155,046	$294,947	$51,712	$15,916	$15,535	$-	$543,719

	Credit Cards	Dealer Finance
Performing	$2,674	$73,329
Non performing	-	238
Total	$2,674	$73,567

Note 4.
Allowance for Loan Losses, continued

December 31, 2016	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,478	$10,870	$43,863	$8,399	$2,473	$9,089	$-	$76,172
Farmland	65	-	3,073	3,456	4,446	1,861	-	-	12,901
Real Estate	-	1,149	62,168	74,242	28,266	4,680	2,253	-	172,758
Multi-Family	-	311	3,009	4,099	186	-	-	-	7,605
Commercial Real Estate	-	2,793	32,986	91,157	19,181	1,840	2,104	-	150,061
Home Equity – closed end	-	150	3,966	4,139	1,746	1,414	38	-	11,453
Home Equity – open end	124	1,724	16,415	30,974	4,547	125	511	-	54,420
Commercial & Industrial (Non-Real Estate)	1,375	1,267	6,827	19,530	2,198	39	70	-	31,306
Consumer (excluding dealer)	67	174	1,837	607	1,242	2,252	466	-	6,643
Total	$1,631	$9,046	$141,151	$272,065	$70,211	$14,684	$14,531	$-	$523,319

	Credit Cards	Dealer Finance
Performing	$2,822	$65,291
Non performing	-	204
Total	$2,822	$65,495

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

The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2017 and 2016:

(dollars in thousands)	Nine Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 20, 2016

Service cost	$522	$474	$174	$158
Interest cost	365	340	122	113
Expected return on plan assets	(638)	(641)	(213)	(214)
Amortization of prior service cost	(11)	(11)	(4)	(4)
Amortization of net (gain) or loss	213	167	71	56
Net periodic pension cost	$451	$329	$150	$109

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$21,998	$21,998	$-	$-
Mortgage-backed obligations of federal agencies	549	-	549	-
Equity securities	135	-	135	-
Total securities available for sale	$22,682	$21,998	$684	-

December 31, 2016	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,014	$24,014	$-	$-
Mortgage-backed obligations of federal agencies	634	-	634	-
Equity securities	135	-	135	-
Total securities available for sale	$24,783	$24,014	$769	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by VBS for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by VBS are recorded at lower of cost or market. No market adjustments were required at September 30, 2017 or December 31, 2016; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017 and December 31, 2016, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,565	-	-	$3,565
Real Estate	978	-	-	978
Dealer Finance	36	-	-	36
Impaired loans	$4,579	-	-	$4,579

December 31, 2016	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,739	-	-	$4,739
Real Estate	985	-	-	985
Commercial Real Estate	892	-	-	892
Dealer Finance	67	-	-	67
Impaired loans	$6,683	-	-	$6,683

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for September 30, 2017:

	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$4,579	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.1%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$6,683	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 (dollars in thousands).

September 30, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,148	-	-	$2,148

December 31, 2016	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

The following table presents information about Level 3 Fair Value Measurements for September 30, 2017:

	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,148	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,076	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

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

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Note 7. Disclosures About Fair Value of Financial Instruments

		Fair Value Measurements at September 30, 2017 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2017
Assets:
Cash and cash equivalents	$9,746	$9,746	$-	$-	$9,746
Securities	22,807	21,998	809	-	22,807
Loans held for sale	58,177	-	58,177	-	58,177
Loans held for investment, net	613,018	-	-	642,322	642,322
Interest receivable	1,845	-	1,845	-	1,845
Bank owned life insurance	13,841	-	13,841	-	13,841
Total	$719,434	$31,744	$74,672	$642,322	$762,338
Liabilities:
Deposits	$562,380	$-	$398,229	$165,926	$564,155
Short-term debt	42,128	-	42,128	-	42,128
Long-term debt	50,840	-	-	50,943	50,943
Interest payable	239	-	239	-	239
Total	$655,587	$-	$440,596	$216,869	$657,465

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$16,355	$16,355	$-	$-	$16,355
Securities	24,908	24,014	894	-	24,908
Loans held for sale	62,735	-	62,735	-	62,735
Loans held for investment, net	584,093	-	-	598,991	598,991
Interest receivable	1,785	-	1,785	-	1,785
Bank owned life insurance	13,513	-	13,513	-	13,513
Total	$703,389	$40,369	$78,927	$598,991	$718,287
Liabilities:
Deposits	$537,085	$-	$379,857	$158,073	$537,930
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	64,237	-	-	63,945	63,945
Interest payable	228	-	228	-	228
Total	$641,550	$-	$420,085	$222,018	$642,103

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

During the nine months ended September 30, 2017, there was one loan modification that was considered to be troubled debt restructuring. This loan was modified during the three months ended June 30, 2017, there were no loan modifications that would be considered a troubled debt restructuring during the first or third quarters of 2017. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	September 30, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$18	$18
Total	1	$18	$18

 At September 30, 2017, there was one loan restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due, or when a charge off or foreclosure occurs.

	September 30, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$67	$67
Total	1	$67	$67

During the nine months ended September 30, 2016, there were seven loan modifications that were considered to be troubled debt restructurings, however since then one has paid off and one was charged off.

	Nine Months ended September 30, 2016
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	2	$142	$142
Consumer	3	33	33
Total	5	$175	$175

During the quarter ended September 30, 2016, there was one loan modification that was considered to be troubled debt restructuring.

	Three Months ended September 30, 2016
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Consumer	1	$6	$6
Total	1	$6	$6

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for September 30, 2017 and 2016:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(1)	-	(1)
Change in unfunded pension liability, net of tax	-	-	-
Balance at September 30, 2017	$5	$(3,171)	$(3,166)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$3	$(2,683)	$(2,680)
Change in unrealized securities gains, net of tax	22	-	22
Change in unfunded pension liability, net of tax	-	-	-
Balance at September 30, 2016	$25	$(2,683)	$(2,658)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or nine months periods ended September 30, 2017 or 2016.

Note 10.
Business Segments

The Company utilizes its subsidiaries to provide multiple business segments including retail banking, mortgage banking, title insurance services, investment services and credit life and accident and health insurance products related to lending. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from title insurance services, investment services and insurance products consist of commissions on products provided. The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2017 and 2016.

Note 10.
Business Segments, continued

	Nine Months Ended September 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$24,815	$97	$112	$-	$-	$(70)	$24,954
Service charges on deposits	1,010	-	-	-	-	-	1,010
Investment services and insurance income	1	-	529	-	-	-	530
Mortgage banking income, net	-	1,974	-	-	-	-	1,974
Title insurance income	-	-	-	668	-	-	668
Income from bank owned life insurance	336	-	-	-	-	-	336
Low income housing partnership losses	(587)	-	-	-	-	-	(587)
ATM and check card fees	1,034	-	-	-	-	-	1,034
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on investments	-	(40)	(2)	-	-	-	(42)
Other operating income	513	-	-	-	-	-	513
Total income	27,626	2,031	639	668	-	(70)	30,894
Expenses:
Interest Expense	2,866	65	-	-	-	(70)	2,861
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	6,781	1,035	341	345	-	-	8,502
Employee benefit expense	2,245	168	-	54	-	-	2,467
Occupancy expense	624	115	-	37	-	-	776
Equipment expense	551	39	-	23	-	-	613
FDIC insurance assessment	200	-	-	-	-	-	200
Other real estate owned, net	22	-	-	-	-	-	22
Marketing expense	352	42	6	4	-	-	404
Legal and professional fees	246	7	-	-	-	-	253
ATM and check card fees	526	3	-	-	-	-	529
Telecom and data processing expense	967	78	-	-	-	-	1,045
Directors fees	315	45	-	-	-	-	360
Bank franchise Tax	491	-	-	-	-	-	491
Other operating expenses	2,127	262	17	54	4	-	2,464
Total expense	18,313	1,859	364	517	4	(70)	20,987
Income tax expense (benefit)	2,603	-	83	-	(53)	-	2,633
Net income	$6,710	$172	$192	$151	$49	$-	$7,274
Net income attributable to noncontrolling interest	-	51	-	-	-	-	51
Net Income attributable to F & M Bank Corp.	$6,710	$121	$192	$151	$49	$-	$7,223
Total Assets	$750,048	$6,309	$6,644	$443	$91,362	$(91,121)	$763,685
Goodwill	$2,670	$103	$-	$-	$340	$-	$3,113

Note 10.
Business Segments, continued

	Three Months Ended September 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,644	$32	$37	$-	$-	$(25)	$8,688
Service charges on deposits	359	-	-	-	-	-	359
Investment services and insurance income	-	-	169	-	-	-	169
Mortgage banking income, net	-	861	-	-	-	-	861
Title insurance income	-	-	-	247	-	-	247
Income from bank owned life insurance	113	-	-	-	-	-	113
Low income housing partnership losses	(201)	-	-	-	-	-	(201)
ATM and check card fees	352	-	-	-	-	-	352
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	246	-	-	-	-	-	246
Total income	9,513	893	206	247	-	(25)	10,834
Expenses:
Interest Expense	1,032	24	-	-	-	(25)	1,031
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	2,326	586	107	175	-	-	3,194
Employee benefit expense	722	1	-	(34)	-	-	689
Occupancy expense	221	48	-	12	-	-	281
Equipment expense	192	20	-	12	-	-	224
FDIC insurance assessment	20	-	-	-	-	-	20
Other real estate owned, net	(3)	-	-	-	-	-	(3)
Marketing expense	136	8	2	2	-	-	148
Legal and professional fees	75	3	-	-	-	-	78
ATM and check card fees	182	1	-	-	-	-	183
Telecom and data processing expense	342	28	-	-	-	-	370
Directors fees	105	11	-	-	-	-	116
Bank franchise Tax	166	-	-	-	-	-	166
Other operating expenses	767	2	4	20	-	-	793
Total expense	6,283	732	113	187	-	(25)	7,290
Income tax expense (benefit)	933	-	30	-	(17)	-	946
Net income	$2,297	$161	$63	$60	$17	$-	$2,598
Net income attributable to noncontrolling interest	-	48	-	-	-	-	48
Net Income attributable to F & M Bank Corp.	$2,297	$113	$63	$60	$17	$-	$2,550

Note 10.
Business Segments, continued

	Nine Months Ended September 30, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$23,653	$30	$114	$-	$-	$(4)	$23,793
Service charges on deposits	842	-	-	-	-	-	842
Investment services and insurance income	1	-	316	-	-	-	317
Mortgage banking income, net	-	1,891	-	-	-	-	1,891
Income from bank owned life insurance	356	-	-	-	-	-	356
Low income housing partnership losses	(548)	-	-	-	-	-	(548)
ATM and check card fees	1,020	-	-	-	-	-	1,020
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	238	-	-	-	-	-	238
Total income	25,562	1,921	430	-	-	(4)	27,909
Expenses:
Interest Expense	2,649	-	-	-	-	(4)	2,645
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	6,117	823	221	-	-	-	7,161
Employee benefit expense	1,927	186	-	-	-	-	2,113
Occupancy expense	552	91	-	-	-	-	643
Equipment expense	536	33	-	-	-	-	569
FDIC insurance assessment	338	-	-	-	-	-	338
Other real estate owned, net	72	-	-	-	-	-	72
Marketing expense	356	39	1	-	-	-	396
Legal and professional fees	286	7	-	-	-	-	293
ATM and check card fees	514	4	-	-	-	-	518
Telecom and data processing expense	795	66	-	-	-	-	861
Directors fees	234	20	-	-	-	-	254
Bank franchise Tax	480	-	-	-	-	-	480
Other operating expenses	2,011	138	26	-	1	-	2,176
Total expense	16,867	1,407	248	-	1	(4)	18,519
Income tax expense (benefit)	2,353	-	48	-	(214)	-	2,187
Net income	$6,342	$514	$134	$-	$213	$-	$7,203
Net income attributable to noncontrolling interest	-	154	-	-	-	-	154
Net Income attributable to F & M Bank Corp.	$6,342	$360	$134	$-	$213	$-	$7,049
Total Assets	$736,642	$2,492	$6,315	$-	$87,369	$(87,526)	$745,292
Goodwill	$2,670	$-	$-	$-	$-	$-	$2,670

Note 10.
Business Segments, continued

	Three Months Ended September 30, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,160	$17	$39	$-	$-	$(1)	$8,215
Service charges on deposits	336	-	-	-	-	-	336
Investment services and insurance income	-	-	112	-	-	-	112
Mortgage banking income, net	-	694	-	-	-	-	694
Income from bank owned life insurance	119	-	-	-	-	-	119
Low income housing partnership losses	(183)	-	-	-	-	-	(183)
ATM and check card fees	328	-	-	-	-	-	328
Other operating income	129	-	-	-	-	-	129
Total income	8,889	711	151	-	-	(1)	9,750
Expenses:
Interest Expense	971	-	-	-	-	(1)	970
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	2,094	295	82	-	-	-	2,471
Employee benefit expense	628	71	-	-	-	-	699
Occupancy expense	185	30	-	-	-	-	215
Equipment expense	181	2	-	-	-	-	183
FDIC insurance assessment	113	-	-	-	-	-	113
Other real estate owned, net	19	-	-	-	-	-	19
Marketing expense	120	6	2	-	-	-	128
Legal and professional fees	98	2	-	-	-	-	100
ATM and check card fees	183	1	-	-	-	-	184
Telecom and data processing expense	286	23	-	-	-	-	309
Directors fees	42	4	-	-	-	-	46
Bank franchise Tax	170	-	-	-	-	-	170
Other operating expenses	755	63	5	-	-	-	823
Total expense	5,845	497	89	-	-	(1)	6,430
Income tax expense (benefit)	770	-	16	-	(132)	-	654
Net income	$2,274	$214	$46	$-	$132	$-	$2,666
Net income attributable to noncontrolling interest	-	64	-	-	-	-	64
Net Income attributable to F & M Bank Corp.	$2,274	$150	$46	$-	$132	$-	$2,602

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $42,128,000 at September 30, 2017 and has increased $2,128,000 from $40 million at December 31, 2016; the total of increase was in Federal funds purchased.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.86% and 1.80% at September 30, 2017 and December 31, 2016, respectively. The balance of these obligations at September 30, 2017 and December 31, 2016 were $50,661,000 and $63,982,000 respectively. The Company recognized a gain of $504,000 on prepayment of two FHLB advances totaling $10,000,000 during the first quarter of 2017 and there were no additional borrowings in 2017. FHLB advances include a $5,000,000 line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $170,000 at September 30, 2017 that is payable in two remaining annual payments on January 1, 2018 and 2019. There was $255,000 outstanding on this note at December 31, 2016.

VS Title, LLC has a note payable for vehicle purchases with a balance of $9,000 at September 30, 2017.

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

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. For further discussion refer to the Allowance for Loan Losses discussion in the Management Discussion and Analysis.

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

At September 30, 2017, preliminary goodwill of $443,000 was reported for the purchase of VSTitle, LLC. This amount is subject to change after expert evaluation.

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

Overview

Net income for the nine months ended September 30, 2017 was $7,223,000 or $1.99 per diluted share, compared to $7,049,000 or $1.89 in the same period in 2016, an increase of 2.47%. During the nine months ended September 30, 2017, noninterest income increased 44.31% and noninterest expense increased 14.19% during the same period. Net income from Bank operations adjusted for income from Parent activities is as follows:

In thousands	2017	2016
Net Income from Bank Operations	$7,023	$6,836
Income from Parent Company Activities (2017 includes VSTitle)	200	213
Net Income for the nine months ended September 30	$7,223	$7,049

During the three months ended September 30, 2017, net income was $2,550,000 or $.70 per diluted share, compared to $2,602,000 or $.70 in the same period in 2016, a decrease of 2.00%. In the three months ended September 30, 2017, noninterest income increased 39.80% and noninterest expense increased 14.63%.

In thousands	2017	2016
Net Income from Bank Operations	$2,473	$2,470
Income from Parent Company Activities (2017 includes VSTitle)	77	132
Net Income for the three months ended September 30	$2,550	$2,602

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The increase in noninterest income of $1,824,000 for the nine-month period and $611,000 for the three-month period ended September 30, 2017 is primarily due to the gain on prepayment of FHLB debt of $504,000 (first quarter) and the acquisition of VS Title LLC which contributed $668,000 for the year to date 2017. Exclusive of the FHLB debt gain, noninterest income increased 32.07% for the nine month period. During the nine month period compared to the first nine months of 2016, other areas of increase are service charges on deposits ($168,000), mortgage banking income ($83,000) and investment services and insurance ($213,000). For the three months ended September 30, 2017 noninterest income increased 39.80%, with increase primarily related to VS Title and mortgage banking.

Noninterest expense for the nine months ended September 30, 2017 increased $2,252,000 as compared to 2016. For the three months ended September 30, 2017 noninterest expense increased $799,000. Expenses increased in the areas of salaries and benefits ($1,695,000), occupancy expense ($133,000) and telecommunications and data processing ($184,000) for the nine months ended September 30, 2017. During the three months ended September 30, 2017 areas of increase were salary and benefits ($566,000), equipment expense ($78,000) and telecommunications and data processing ($61,000). Increases in salaries and benefits relate to normal salary increases, additional staff to support new branch locations and growth at VBS Mortgage, increased cost of insurance and the acquisition of VSTitle. Occupancy and telecommunications and data processing also increased as a result of branching activities.

As shown in Table I on page 46, the 2017 year to date tax equivalent net interest income increased $984,000 or 4.64% compared to the same period in 2016. The tax equivalent adjustment to net interest income totaled $107,000 for the first nine months of 2017. The yield on earning assets increased .18%, while the cost of funds increased .06% compared to the same period in 2016.

The three months ended September 30, 2017 tax equivalent net interest income increased $434,000 or 5.98% compared to the same period in 2016. The tax equivalent adjustment to net interest income totaled $37,000 for the three months.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.47% at September 30, 2017, an increase of 14 basis points when compared to the same period in 2016. The net interest margin for the three months ended September 30, 2017 of 4.48% is an increase from 4.23% for the three months ended September 30, 2016. The growth is driven by increases in yield and balance sheet mix. A schedule of the net interest margin for the three and nine month periods ended September 30, 2017 and 2016 can be found in Table I on page 46.

GAAP Financial Measurements: (Dollars in thousands).	September 30, 2017		September 30, 2016
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$24,604	$8,550	$23,515	$8,092
Interest Income - Securities and Other Interest-Earnings Assets	350	138	278	123
Interest Expense – Deposits	1,947	698	1,757	609
Interest Expense - Other Borrowings	914	332	888	361
Total Net Interest Income	22,093	7,658	21,148	7,245
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	107	37	68	16
Total Tax Benefit on Tax-Exempt Interest Income	107	37	68	16
Tax-Equivalent Net Interest Income	$22,200	$7,695	$21,216	$7,261

The following table provides detail on the components of tax equivalent net interest income:

The Interest Sensitivity Analysis contained in Table II on page 47 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 44.04% of rate sensitive assets and 34.49% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 1.00% to 1.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold have decreased and interest bearing bank deposits have remained flat since year end due to changes in the composition of the balance sheet.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management and to provide tax benefits.

The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale. Securities are classified as held to maturity investment securities when management has the intent and ability to hold the securities to maturity. held to maturity Investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity. The low income housing projects included in other investments are held for community development and the tax losses and tax credits that they provide.

As of September 30, 2017, the fair value of securities available for sale exceeded their cost by $7,000. The portfolio is made up of primarily U.S.Treasury securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $22,000,000 in securities that will mature in 2017.

In reviewing investments as of September 30, 2017 and December 31, 2016, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $619,960,000 increased $28,324,000 at September 30, 2017 compared to December 31, 2016. The following categories experienced growth: farmland, real estate, multi-family, commercial and industrial, consumer and dealer finance.

Loans Held for Sale totaled $58,177,000 at September 30, 2017, a decrease of $4,558,000 compared to December 31, 2016. The Northpointe participation loan program has experienced a decline in volume in 2017 due to the mortgage environment.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $5,662,000 at September 30, 2017 compared to $4,870,000 at December 31, 2016. Loans added to nonaccrual since December 31, 2016 were past due and were not specifically reviewed for impairment as they were below the impairment review threshold. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of September 30, 2017 and December 31, 2016, the Company held $2,148,000 and $2,076,000 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2017	December 31, 2016
Nonaccrual Loans
Real Estate	$4,502	$4,204
Commercial	481	70
Home Equity	436	311
Other	243	178
	5,662	4,763

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	81
Commercial	-	-
Home Equity	-	-
Other	-	26
	-	107

Total Nonperforming loans	$5,662	$4,870

Restructured Loans current and performing:
Real Estate	7,714	8,641
Commercial	162	1,121
Home Equity	-	-
Other	64	76

Nonperforming loans as a percentage of loans held for investment	.91%	.82%

Net charge offs to total loans held for investment	.10%	.21%

Allowance for loan and lease losses to nonperforming loans	122.61%	154.89%

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

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria. Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings, regardless of the dollar amount, are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

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

The allowance for loan losses of $6,942,000 at September 30, 2017 is equal to 1.12% of loans held for investment. This compares to an allowance of $7,543,000 (1.27%) at December 31, 2016. The company has experienced a decline in historical losses and improvements in the qualitative factors since year end. There has been an increase in past dues in the prior and current quarters, several of which have expected payments in the fourth quarter and several loans (63% of the past due increase) are reviewed for impairment. Past due and loans with adverse risk ratings receive additional allocations in the allowance for loan loss calculation. Increases to nonaccrual have been minimal with a majority of the increase coming from cyclical increases on a development property. No losses in excess of impairment reserves are expected on nonaccrual and TDR loans. Historical losses have continued their downward trend since the end of 2015; therefore, representing the majority of the decline in the allowance for loan losses. Due to these factors, management did not fund the allowance in the first nine months of 2017.

Net charge-offs at September 30, 2017 totaled $601,000 which is equivalent to .10% of total loans outstanding. At December 31, 2016, net charge-offs totaled $1,238,000 or .21% of total loans outstanding.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at September 30, 2017 have increased $25,295,000 since December 31, 2016. Noninterest bearing deposits increased $10,305,000 while interest bearing increased $14,990,000. The increase in deposits is consistent with 2016 in that deposits grew substantially in the second half of the year.  The Bank also participates in the CDARS and the ICS programs. CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) are programs that allows the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The CDARS program also allows the Bank to purchase funds through its One-Way Buy program. At September 30, 2017 and December 31, 2016, the Company had a total of $1.3 million in CDARS funding. The Company had $17.1 million and $12.1 million in ICS funding at September 30, 2017 and December 31, 2016, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of September 30, 2017, short-term debt consisted of $20,000,000 in FHLB short-term borrowings, $20,000,000 in FHLB daily rate credit and $2,128,000 in federal funds purchased. This compared to FHLB short-term borrowings of $40,000,000 at December 31, 2016. There were no balances in federal funds purchased or daily rate credit at December 31, 2016.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. During the first quarter of 2017, the Company recognized a $504,000 gain on prepayment of two FHLB long term advances totaling $10 million and there were no new borrowings during the nine months ended September 30, 2017.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At September 30, 2017, the Bank had Common Equity Tier I capital of 13.90%, Tier I capital of 13.90% of risk weighted assets and combined Tier I and II capital of 14.98% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 30, 2016, the Bank had Common Equity Tier I capital of 13.86%, Tier I capital of 13.86% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio, but can increase the minimum requirement based upon an institution's overall financial condition. At September 30, 2017 and December 31, 2016, the Bank reported a leverage ratio of 12.16% and 11.83%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.98% at September 30, 2017 and 7.08% at December 31, 2016. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservations buffer for 2017 is 1.25% and will gradually be increased through January 1, 2019 to 2.5%.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution, with Zions Bank and with Pacific Coast Bankers Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of September 30, 2017, the Company had a cumulative Gap Rate Sensitivity Ratio of 19.55% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements by gathering data on current lease agreements and analyzed the capital impact of expected right of use assets that will be recorded. No changes are expected regarding total lease expense.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a Current Expected Credit Losses steering committee that is researching methods and models.

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

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017‐08 to have a material impact on its consolidated financial statements.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company does not expect ASU 2017‐09 will have an impact on the Company’s consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017‐12 will have on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016			September 30, 2017			September 30, 2016
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance4	Expense	Rates5	Balance4	Expense	Rates	Balance4	Expense	Rates	Balance4	Expense	Rates5
Interest income
Loans held for investment1,2	$599,198	$23,937	5.34%	$561,347	$22,162	5.27%	$611,426	$8,258	5.36%	$570,252	$7,575	5.27%
Loans held for sale	36,026	774	2.87%	68,145	1,430	2.80%	45,007	329	2.90%	84,165	540	2.55%
Federal funds sold	15,780	108.92%		6,402	22.46%		11,131	37	1.32%	8,863	10.45%
Interest bearing deposits	1,594	8.67%		778	2.34%		2,569	4.62%		594	-	-
Investments
Taxable 3	11,211	234	2.79%	17,388	245	1.88%	11,195	97	3.44%	16,576	106	2.50%
Partially taxable	125	-	-	125	-	-	125	-	-	125	-	-
Total earning assets	$663,934	$25,061	5.05%	$654,185	$23,861	4.87%	$681,453	$8,725	5.08%	$680,575	$8,231	4.80%
Interest Expense
Demand deposits	119,318	393.44%		111,516	371.44%		119,179	140.47%		114,850	126.44%
Savings	112,803	379.45%		97,803	322.44%		114,864	131.46%		102,757	114.44%
Time deposits	157,579	1,175	1.00%	161,025	1,064.88%		161,487	427	1.05%	158,572	369.92%
Short-term debt	21,217	46.29%		39,406	35.12%		32,832	14.16%		45,881	9.08%
Long-term debt	53,968	868	2.15%	53,512	853	2.13%	51,169	319	2.47%	65,412	352	2.13%
Total interest bearing liabilities	$464,885	$2,861.82%		$463,262	$2,645.76%		$479,531	$1,031.85%		$487,472	$970.79%

Tax equivalent net interest income		$22,200			$21,216			$7,694			$7,261

Net interest margin			4.47%			4.33%			4.48%			4.23%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 34% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
5 Average rates have been annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2017
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	– 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total
Uses of funds
Loans
Commercial	$35,015	$31,260	$123,304	$28,063	$-	$217,642
Installment	4,206	1,291	60,608	14,790	-	80,895
Real estate loans for investments	92,354	61,061	160,463	4,871	-	318,749
Loans held for sale	58,177	-	-	-	-	58,177
Credit cards	2,674	-	-	-	-	2,674
Interest bearing bank deposits	945	-	-	-	-	945
Federal funds sold	-	-	-	-	-	-
Investment securities	21,998	125	-	549	135	22,807
Total	$215,369	$93,737	$344,375	$48,273	$135	$701,889

Sources of funds
Interest bearing demand deposits	$-	$33,236	$71,407	$19,086	$-	$123,729
Savings deposits	-	23,515	70,547	23,516	-	117,578
Certificates of deposit $100,000 and over	3,250	18,551	38,335	-	-	60,136
Other certificates of deposit	12,730	33,996	57,289	-	-	104,015
Short-term borrowings	42,128	-	-	-	-	42,128
Long-term borrowings	1,107	3,407	35,701	10,625	-	50,840
Total	$59,215	$112,705	$273,279	$53,227	$-	$498,426

Discrete Gap	$156,154	$(18,968)	$71,096	$(4,954)	$135	$203,463

Cumulative Gap	$156,154	$137,186	$208,282	$203,328	$203,463

Ratio of Cumulative Gap to Total Earning Assets	22.25%	19.55%	29.67%	28.97%	28.99%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2017. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Dean W. Withers
Dean W. Withers
Title

By:	/s/ Carrie A. Comer
Carrie A. Comer
Senior Vice President and Chief Financial Officer
November 14, 2017