Form 10-K
period 2017-12-31
F&M BANK CORP
filed 2018-03-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The registrant’s Common Stock is traded Over-the-Counter under the symbol FMBM. The aggregate market value of the 2,932,029 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2017 was approximately $85,615,255 based on the closing sales price of $29.20 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 9, 2018, there were 3,256,579 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2018 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, and owns 100% of the outstanding stock of its affiliate, Farmers & Merchants Bank (“Bank”) and a majority interest in VS Title, LLC (“VST”). TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage, LLC (“VBS”).

The Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993. VBS (formerly Valley Broker Services, Inc.) was incorporated on May 11, 1999. The Bank purchased a majority interest in VBS on November 3, 2008 and the Company purchased a majority interest in VST on January 1, 2017. VBS Mortgage owns the remaining minority interest in VST.

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. VBS originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville. VS Title provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville and Charlottesville, VA.

The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and indirect auto lending. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

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

Employees

On December 31, 2017, the Bank had 178 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision

General. The operations of the Company and the Bank are subject to federal and state statutes, which apply to financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). These include, but are not limited to, the filing of annual, quarterly, and other current reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

The Company, as a financial holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires the Company to secure the prior approval of the Federal Reserve Board before the Company acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale or lease of property or furnishing of services.

The Federal Reserve Board regulations limit activities of financial holding companies to managing or controlling banks or non-banking activities closely related to banking. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low-Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

The Bank as a state member bank is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board; such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not the stockholders of the Company.

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

Capital Requirements. In 2013, the Federal Reserve, the Federal Deposit Insurance Company (FDIC) and the Office of the Comptroller of the Currency (OCC) approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios which was effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2017, were 14.43% and 12.07%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the Federal Deposit Insurance Act, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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
●
Other circumstances, many of which are beyond our control; and
●
Other factors identified in “Risk Factors” below and in other reports the Company files with the SEC from time to time.

PART I, continued

Item 1. Business, continued

Forward-Looking Statements, continued

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2017, 2016, and 2015:

Period	Class of Service	Percentage of Total Revenues

December 31, 2017	Interest and fees on loans held for investment	77.35%
December 31, 2016	Interest and fees on loans held for investment	79.02%
December 31, 2015	Interest and fees on loans held for investment	81.75%

Executive Officers of the Company

Dean W. Withers, 60, has served as CEO of the Company and Bank since March 1, 2018. Prior to that he served as President/CEO of the Bank since May 2004; Executive Vice President of the Bank from Jan. 2003 to May 2004; Vice President of the Bank from 1993 to 2003. As stated in the form 8-K/A filed in December 2017, Mr. Withers will continue as CEO of the Company and Bank for a transition period, no official retirement date has been set.

Mark C. Hanna, 49, has served as President of the Bank since December 2017. Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 through November 2014.

Neil W. Hayslett, 56, has served as Executive Vice President and Chief Operating Officer of the Bank and the Company since March 1, 2018, prior to that he served as Executive Vice President/Chief Administrative Officer of the Bank and the Company from June 2013 until March 2018 and Executive Vice President/Chief Financial Officer from November 2007 until June 2013. Prior to that time, he served as Senior Vice President/Chief Financial Officer of the Bank and the Company from January 2003 until November 2007 and served as Vice President/Chief Financial Officer from October 1996 to January 2003.

Carrie A. Comer, 48, has served as Executive Vice President and Chief Financial Officer of the Bank and the Company since March 1, 2018, prior to that she served as Senior Vice President/Chief Financial Officer of the Company and Bank since June 2013. Ms. Comer served as Vice President/Controller of the Bank from March 2009 to June 2013. From December 2005 to March 2009, Ms. Comer served as Assistant Vice President/Controller of F&M Bank.

Larry A. Caplinger, 65, has served as Executive Vice President and Chief Projects Officer of the Bank and the Company since January 1, 2018. Prior to that he served as Executive Vice President/Chief Lending Officer of the Bank and the Company since November 2007. Prior to that time, he served as Senior Vice President of the Bank from May 1990 until November 2007 and Senior Vice President of the Company from April 2002 until November 2007. Larry has held a number of positions with the Bank over his 45-year career with the Company.

Stephanie E. Shillingburg, 56, has served as Executive Vice President/Chief Banking Officer of the Bank and the Company since July 2016, Executive Vice President/Chief Retail Officer from June 2013 until July 2016, Senior Vice President/Branch Administrator from February 2005 until June 2013. She also served as Vice President/Branch Administrator from March 2003 until February 2005 and as Branch Manager of the Edinburg Branch from February 2001 until March 2003.

PART I, continued

Item 1. Business, continued

Executive Officers of the Company continued

Edward Strunk, 61, has served as Executive Vice President and Chief Credit Officer of the Bank and the Company since March 1, 2018. Prior to that he serviced as Senior Vice President/Senior Lending Officer since July 2006, Senior Vice President/Commercial Loan Administrator from May 2011 until July 2016, Vice President/Commercial Loan Administrator from February 2011 until May 2011 and Vice Present/Business Development Officer III from May 2007 until February 2011.

Josh Hale, 41, has served as Executive Vice President and Chief Lending Officer of the Bank and the Company since March 1, 2018. Prior to that he served as Senior Vice President/Business Development Leader since June 2013, Vice President/Commercial Relationship Manager III from December 2010 until June 2013, Vice President/Business Development Officer II from March 2009 until December 2010 and Assistant Vice President/Business Development Officer II from December 2004 until March 2009.

Item 1A. Risk Factors

General economic conditions in our market area could adversely affect us.

We are affected by the general economic conditions in the local markets in which we operate. Conditions such as economic recession, falling home prices, rising foreclosures and other factors beyond our control could lead to, among other things, an increased level of commercial and consumer delinquencies. If economic conditions in our market deteriorate, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, forecloses and loan losses. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. At December 31, 2017, our non-performing loans were $7.1 million, compared to $4.9 million at December 31, 2016. Approximately $1.5 million of the increase is related to one relationship that is reviewed for impairment and a specific reserve of $249,000 has been recorded. The Company did not record a provision for loan losses for the year ended December 31, 2017, and our loan loss allowance was $6.04 million, or .98% of total loans held for investment at December 31, 2017. The Company anticipates that a provision for loan losses will be required in 2018 based on expected growth coupled with normalized five year historical charge-offs in the lookback period.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2017, approximately 80% of our loans had real estate as a primary or secondary component of collateral.  A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

In addition, we have a large portfolio of residential mortgages which could be adversely affected by a decline in the real estate markets. Construction and development lending entails significant additional risks, because these loans, which often involve larger loan balances concentrated with single borrowers or groups of related borrowers, are dependent on the successful completion of real estate projects. Loan funds for construction and development loans often are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  The deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

Our dealer finance division exposes us to increased credit risks.

In 2012, the Bank began a loan production office which specializes in providing consumer installment loans to finance automobile purchases through a network of automobile dealers. As of December 31, 2017, we had approximately $75 million in loans outstanding in this portfolio. We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through our network of dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. Delinquencies, charge-offs and repossessions of vehicles in this portfolio are always concerns. If general economic conditions worsen, we may experience higher levels of delinquencies, repossessions and charge-offs.

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

PART I, continued

Item 1A. Risk Factors, continued

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

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which were effective for us on January 1, 2015 and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

The application of these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we are unable to comply with such requirements.

PART I, continued

Item 1A. Risk Factors, continued

Consumer financial protection laws and regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPD”) with broad authority to administer a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. For example, the CFPB issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

●
excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
●
interest-only payments;
●
negative-amortization; and
●
terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages and other consumer financial protection laws could limit our ability or desire to make certain types of loans or loans to certain borrowers or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

In addition, the CFPB has been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service, and has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services. These enforcement actions may serve as precedent for how the CFPB and other regulatory agencies interpret and enforce consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws.

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

Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance or the occurrence of any of the events or instances mentioned below, or from actions taken by government regulators or community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in market interest rates could affect our cash flows and our ability to successfully manage our interest rate risk.

Our profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates, and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by our Asset Liability Committee. Short term interest rates are highly sensitive to factors beyond our control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors’ inflationary expectations. Thus, changes in monetary and or fiscal policy will affect both short term and long term interest rates which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our earning assets and interest bearing liabilities to changes in market interest rates. We generally attempt to maintain a neutral position in terms of the volume of earning assets and interest bearing liabilities that mature or can re-price within a one year period in order that we may maintain the maximum net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and greatly influence this ability to maintain a neutral position.

PART I, continued

Item 1A. Risk Factors, continued

Generally, our earnings will be more sensitive to fluctuations in interest rates the greater the difference between the volume of earning assets and interest bearing liabilities that mature or are subject to re-pricing in any period. The extent and duration of this sensitivity will depend on the cumulative difference over time, the velocity and direction of interest rate changes, and whether we are more asset sensitive or liability sensitive. Additionally, the Asset Liability Committee may desire to move our position to more asset sensitive or more liability sensitive depending upon their expectation of the direction and velocity of future changes in interest rates in an effort to maximize the net interest margin. Should we not be successful in maintaining the desired position, or should interest rates not move as anticipated, our net interest margin may be negatively impacted.

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

The accounting standard setters, including the Financial Accounting Standards Board (FASB), SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and is expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net revenue and profitability and lower returns, as well as the loss of customer deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

The full impact of changes to federal tax laws is uncertain and may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance.

The Tax Cuts and Jobs Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which is expected to have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we were required under Generally Accepted Accounting Principles (GAAP) to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our deferred tax assets amounting to $811,000. Further, the full impact of the Tax Act may differ from the foregoing and from our expectations, possibly materially, due to changes in interpretations or in assumptions that we have made or that we make in 2018, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act.

Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act. For example, changes to tax deductibility of business interest expense could impact business customer borrowing. Such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

PART I, continued

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2017.

Item 2. Properties

The locations of F & M Bank Corp. and its subsidiaries are shown below.

Corporate Offices	Timberville Branch	Elkton Branch
205 South Main Street	165 New Market Road	127 West Rockingham Street
Timberville, VA 22853	Timberville, VA 22853	Elkton, VA 22827

Broadway Branch	Coffman’s Corner Branch
126 Timberway	2030 Legacy Lane
Broadway, VA 22815	Harrisonburg, VA 22801

Bridgewater Branch	Edinburg Branch
100 Plaza Drive	120 South Main Street
Bridgewater, VA 22812	Edinburg, VA 22824

Woodstock Branch	Crossroads Branch
161 South Main Street	80 Cross Keys Road
Woodstock, VA 22664	Harrisonburg, VA 22801

Luray Branch	Dealer Finance Division
700 East Main Street	4759 Spotswood Trail
Luray, VA 22835	Penn Laird, VA 22846

Myers Corner Branch	North Augusta Branch
30 Gosnell Crossing	2813 North Augusta Street
Staunton, VA 24401	Staunton, VA 22401

Craigsville Branch	Grottoes Branch
125 W. Craig Street	200 Augusta Avenue
Craigsville, VA 24430	Grottoes, VA 24441

With the exception of the Edinburg Branch, Luray Branch, Dealer Finance Division, and the North Augusta Branch, the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations.

Through an agreement with FCTI, Inc., the Bank also operates cash only ATMs at five Food Lion grocery stores, one in Mt. Jackson, VA and four in Harrisonburg, VA. The Bank has an agreement with CardTronics ATM to operate twelve cash only ATMs in various Rite Aid Pharmacies, CVS Pharmacies and Target Stores in Rockingham and Augusta Counties of VA. The Bank also has an agreement with ATM USA to operate ATMs in various locations in our market area.

VBS’ offices are located at:
Harrisonburg Office	Fishersville Office	Woodstock Office
2040 Deyerle Avenue	1842 Jefferson Hwy	161 South Main Street
Suite 107	Fishersville, VA 22939	Woodstock, VA 22664
Harrisonburg, VA 22801

VS Title’s offices are located at:
Harrisonburg Office	Fishersville Office	Charlottesville Office
410 Neff Avenue	1707 Jefferson Highway	154 Hansen Rd., Suite 202-C
Harrisonburg, VA 22801	Fishersville, VA 22939	Charlottesville, VA 22911

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

Transfer Agent and Registrar
Broadridge Financial Solutions
2 Journal Plaza Square, 7th Floor
Jersey City, NJ 07306

Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2012, and the reinvestment of dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
F & M Bank Corp.	100.00	126.23	138.04	166.31	197.11	258.36
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Recent Stock Prices and Dividends

Dividends to common shareholders totaled $2,972,000 and $2,628,000 in 2017 and 2016, respectively. Preferred stock dividends were $415,000 and $487,000 in 2017 and 2016, respectively. Regular quarterly dividends have been declared for at least 25 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 35.67% in 2017, compared to 28.88% in 2016.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases

As previously reported, on September 18, 2008, the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company can repurchase under the share repurchase program from 150,000 to 200,000 shares. On October 20, 2016, the Company’s Board of Directors approved a plan to repurchase up to an additional 150,000 shares of common stock. Shares repurchased through the end of 2017 totaled 221,976 shares; of this amount, 21,984 were repurchased in 2017 at an average price of $32.39 per share.

The number of common shareholders was approximately 2,104 as of March 9, 2018. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2017			2016
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	$26.50	$28.45	$.22	$21.75	$23.55	$.19
2nd	27.50	29.35	.23	23.02	25.00	.19
3rd	29.20	32.00	.24	23.50	26.25	.20
4th	30.02	34.50	.25	24.82	27.00	.22
Total			$.94			$.80

PART II, continued

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data
(Dollars and shares in thousands, except per share data)	2017	20166	20156	2014	2013
Income Statement Data:
Interest and Dividend Income	$34,095	$32,150	$29,404	$26,772	$25,966
Interest Expense	3,897	3,599	2,876	3,648	4,773
Net Interest Income	30,198	28,551	26,528	23,124	21,193
Provision for Loan Losses	-	-	300	2,250	3,775
Net Interest Income After Provision for Loan Losses	30,198	28,551	26,228	20,874	17,418
Noninterest Income6	8,517	6,313	5,412	3,530	4,032
Low income housing partnership losses	(625)	(731)	(619)	(608)	(856)
Noninterest Expenses6	24,719	21,272	19,554	15,656	14,720
Income before income taxes	13,371	12,861	11,467	8,140	5,874
Income Tax Expense	4,330	3,099	2,886	2,293	1,051
Net income attributable to noncontrolling interest	(31)	(194)	(164)	(45)	(107)
Net Income attributable to F & M Bank Corp.	$9,010	$9,568	$8,417	$5,802	$4,716
Per Common Share Data:
Net Income – basic	$2.63	$2.77	$2.40	$1.82	$1.88
Net Income - diluted	$2.48	$2.57	$2.25	$1.80	$1.88
Dividends Declared	.94	.80	.73	.68	.68
Book Value per Common Share	25.73	24.18	22.38	20.77	21.56
Balance Sheet Data:
Assets	$753,270	$744,889	$665,357	$605,308	$552,788
Loans Held for Investment	616,974	591,636	544,053	518,202	478,453
Loans Held for Sale	39,775	62,735	57,806	13,382	3,804
Securities	41,243	39,475	25,329	22,305	38,486
Deposits	569,177	537,085	494,670	491,505	464,149
Short-Term Debt	25,296	40,000	24,954	14,358	3,423
Long-Term Debt	49,733	64,237	48,161	9,875	21,691
Stockholders’ Equity	91,275	86,682	82,950	77,798	54,141
Average Common Shares Outstanding – basic	3,270	3,282	3,291	3,119	2,504
Average Common Shares Outstanding – diluted	3,632	3,717	3,735	3,230	2,504
Financial Ratios:
Return on Average Assets1	1.21%	1.34%	1.31%	1.00%	.82%
Return on Average Equity1	10.01%	11.18%	10.46%	8.65%	9.11%
Net Interest Margin	4.53%	4.34%	4.43%	4.30%	4.02%
Efficiency Ratio 2	63.54%	60.78%	60.97%	58.51%	58.15%
Dividend Payout Ratio - Common	35.74%	28.88%	30.42%	37.36%	36.17%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	12.10%	11.97%	12.49%	11.59%	9.00%
Allowance for Loan Losses to Loans3	.98%	1.27%	1.61%	1.68%	1.71%
Nonperforming Loans to Total Assets4	.94%	.65%	.98%	1.15%	2.28%
Nonperforming Assets to Total Assets5	1.21%	.94%	1.34%	1.73%	2.75%
Net Charge-offs to Total Loans3	.24%	.21%	.04%	.33%	.78%
1
Ratios are primarily based on daily average balances.
2
The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions and LIH Partnership losses. Ratio for 2017, 2016 and 2015 reflects reclassification of VBS and VST (2017 only) to report gross income/expense rather than net.
3
Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
4
Calculated based on 90 day past due and non-accrual to Total Assets.
5
Calculated based on 90 day past due, non-accrual and OREO to Total Assets
6
Data reflects reclassification of VBS (2017, 2016, 2015) and VST (2017) to report gross income/expense rather than net

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

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of senior management, and the directors’ loan committee is comprised of any six directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

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

The underwriting standards employed by us for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans we require title insurance, hazard insurance and, if required, flood insurance.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary VBS Mortgage. These loans are funded by VBS utilizing a line of credit at the Bank until sold to investors in the secondary market. Similarly, the Bank also has a relationship with Northpointe Bank in Grand Rapids, MI whereby it purchases fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market. These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days. The Bank began its relationship with Northpointe Bank in 2014 and had a similar program with a prior bank since 2003. This relationship allows the Bank to achieve a higher rate of return than is available on other short term investment opportunities.

Dealer Finance Division

In September 2012, the Bank started a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was originally staffed with three officers that have extensive experience in Dealer Finance. Based on the strong growth of this division the staff has been increased to six employees. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately fifty dealers have signed contracts to originate loans on behalf of the Bank. As of year end 2017, the division had total loans outstanding of $75.2 million.

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

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue and amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639,000 at January 1, 2002. As of December 31, 2008, the Company recognized $31,000 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage. In 2017 the Company recognized $211,000 in goodwill and $285,000 in intangibles related to the purchase of 76% ownership in VST. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2017, 2016 or 2015. The Intangibles related to the VST purchase are amortized over periods up to 15 years with $53,000 recorded in 2017.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fair Value

The estimate of fair value involves the use of (1) quoted prices for identical instruments traded in active markets, (2) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques using significant assumptions that are observable in the market or (3) model-based techniques that use significant assumptions not observable in the market. When observable market prices and parameters are not fully available, management’s judgment is necessary to arrive at fair value including estimates of current market participant expectations of future cash flows, risk premiums, among other things. Additionally, significant judgment may be required to determine whether certain assets measured at fair value are classified within the fair value hierarchy as Level 2 or Level 3. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overview

The Company’s net income for 2017 totaled $9,010,000 or $2.63 per common share, a decrease of 5.83% from $9,568,000 or $2.77 a share in 2016. Return on average equity decreased in 2017 to 10.01% versus 11.18% in 2016, and the return on average assets decreased from 1.34% in 2016 to 1.21% in 2017. These results reflect an $811,000 tax adjustment due to the write down of deferred tax assets as a result of the change in federal corporate income tax rate from 34% to 21% with the passing of the Tax Cuts & Jobs Act.

See page 19 for a five-year summary of selected financial data.

Changes in Net Income per Common Share (Basic)
	2017	2016
	to 2016	to 2015

Prior Year Net Income Per Common Share (Basic)	$2.77	$2.40
Change from differences in:
Net interest income 1.52		.62
Provision for loan losses	-	.09
Noninterest income, excluding securities gains	1.36	(.08)
Security gains (losses), net	(.01)	-
Noninterest expenses1	(1.66)	(.40)
Income taxes	(.38)	.12
Effect of preferred stock dividend	.02	.01
Change in average shares outstanding	.01	.01
Total Change	(.14)	.37
Net Income Per Common Share (Basic)	$2.63	$2.77
1Noninterest income and noninterest expense reflect the reclassification of VBS to record gross income/expense rather than net.

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income increased 5.78% from 2016 to 2017 following an increase of 7.60% from 2015 to 2016. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax equivalent net interest income for 2017 was $30,342,000 representing an increase of $1,714,000 or 5.99% over the prior year. A 7.60% increase in 2016 versus 2015 resulted in total tax equivalent net interest income of $28,683,000.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” (found on page 26), the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income. For a reconciliation of tax equivalent net interest income to GAAP measures, see the table on page 40.

Tax equivalent income on earning assets increased $2,012,000 in 2017 compared to 2016. Loans held for investment, expressed as a percentage of total earning assets, increased in 2017 to 90.29% as compared to 86.02% in 2016. During 2017, yields on earning assets increased 23 basis points (BP), primarily due to rate increases during 2017 specifically in commercial loans, investments and federal funds sold. The average cost of interest bearing liabilities increased 6BP in 2017, following an increase of 9BP in 2016. The increase in 2017 in due to increased cost of deposits and debt as rates increased.

The analysis on the next page reveals an increase in the net interest margin to 4.53% in 2017 from 4.34% in 2016, primarily due to changes in balance sheet leverage and increased interest rates during the year.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated Average Balances, Yields and Rates1

	2017			2016			2015
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$182,646	$9,475	5.19%	$176,389	$8,362	4.74%	$170,272	$8,103	4.76%
Real estate	330,828	16,678	5.04%	312,435	15,781	5.05%	295,892	14,976	5.07%
Installment	90,787	6,470	7.13%	78,524	5,805	7.39%	65,870	4,981	7.56%

Loans held for investment4	604,261	32,623	5.40%	567,348	29,948	5.28%	532,034	28,087	5.28%
Loans held for sale	37,008	1,112	3.00%	68,438	1,924	2.81%	40,450	1,099	2.72%

Investment securities3
Fully taxable	10,886	338	3.10%	15,714	372	2.37%	17,372	327	1.88%
Partially taxable	125	-	-	125	-	-	125	-	-

Total investment securities	11,011	338	3.07%	15,839	372	2.37%	17,497	327	1.88%

Interest bearing deposits in banks	1,512	10.66%		727	3.41%		1,223	-	-
Federal funds sold	15,475	156	1.01%	7,195	35.49%		9,310	21.23%
Total Earning Assets	669,267	34,239	5.12%	659,547	32,282	4.89%	600,514	29,534	4.92%

Allowance for loan losses	(6,793)			(8,162)			(8,933)
Nonearning assets	81,552			63,205			52,378
Total Assets	$744,026			$714,590			$643,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$121,095	$538.44%		$113,525	$499.44%		$112,334	$539.48%
Savings	114,489	516.45%		100,298	441.44%		76,491	212.28%
Time deposits	159,415	1,634	1.02%	160,221	1,440.90%		171,829	1,402.82%

Total interest bearing deposits	394,999	2,688.68%		374,044	2,380.64%		360,654	2,153.60%

Short-term debt	20,398	63.31%		37,716	55.15%		32,017	69.22%
Long-term debt	53,004	1,146	2.16%	56,253	1,164	2.07%	31,856	654	2.05%

Total interest bearing liabilities	468,401	3,897.83%		468,013	3,599.77%		424,527	2,876.68%

Noninterest bearing deposits	153,640			141,180			125,665
Other liabilities	31,936			19,824			13,318

Total liabilities	653,977			629,017			563,510
Stockholders’ equity	90,049			85,572			80,449

Total liabilities and stockholders’ equity	$744,026			$714,590			$643,959

Net interest earnings		$30,342			$28,683			$26,658

Net yield on interest earning assets (NIM)			4.53%			4.34%			4.44%

1
Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 34%.
2
Interest income on loans includes loan fees.
3
Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4
Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table illustrates the effect of changes in volumes and rates.

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,949	$726	$2,675	$1,865	$(4)	$1,861
Loans held for sale	(884)	72	(812)	761	64	825
Investment securities
Fully taxable	(114)	80	(34)	(31)	76	45
Partially taxable	-	-	-	-	-	-

Interest bearing deposits in banks	3	4	7	-	3	3
Federal funds sold	40	81	121	(5)	19	14
Total Interest Income	994	963	1,957	2,590	158	2,748

Interest expense
Deposits
Demand - interest bearing	33	6	39	6	(46)	(40)
Savings	62	13	75	67	162	229
Time deposits	(7)	201	194	(95)	133	38

Short-term debt	(25)	33	8	13	(27)	(14)
Long-term debt	(67)	49	(18)	500	10	510
Total Interest Expense	(4)	302	298	491	232	723
Net Interest Income	$998	$661	$1,659	$2,099	$(74)	$2,025

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is determined by multiplying the current year average balance outstanding by the change in rate from the prior year to the current year.

Interest Income

Tax equivalent interest income increased $2,012,000 or 6.24% in 2017, after increasing 9.31% or $2,744,000 in 2016. Overall, the yield on earning assets increased .23%, from 4.89% to 5.12%. Average loans held for investment grew during 2017, with average loans outstanding increasing $36,913,000 to $604,261,000. Average real estate loans increased 5.89%, commercial loans increased 3.55% and consumer installment loans increased 15.62% on average. The increase in average consumer loans is a result of the growth in our Dealer Finance Division which opened at the end of 2012. The increase in tax equivalent interest income is primarily due to the growth in the loan portfolio, with commercial loans contributing the most interest income growth.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2017	2016	2015

Interest Income – Loans	$33,591	$31,740	$29,056
Interest Income - Securities and Other Interest-Earnings Assets	504	410	348
Interest Expense – Deposits	2,688	2,380	2,153
Interest Expense - Other Borrowings	1,209	1,219	723
Total Net Interest Income	30,198	28,551	26,528

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	144	132	130
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	-	-	-
Total Tax Benefit on Tax-Exempt Interest Income	144	132	130
Tax-Equivalent Net Interest Income	$30,342	$28,683	$26,658

Interest Expense

Interest expense increased $298,000 or 8.28% during 2017, which followed a 25.14% increase or $723,000 in 2016. The average cost of funds of .83% increased .06% compared to 2016, which followed an increase of .09% in 2016 compared to 2015. Average interest bearing liabilities increased $388,000 in 2017 following an increase of $43,486,000 in 2016. The average interest bearing liabilities have remained flat in 2017 and increased 10.24% in 2016. Changes in the cost of funds attributable to rate and volume variances can be found in the table at the top of page 27.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. During 2017, VBS Mortgage’s income was reclassified to report gross income and gross expenses in the appropriate income statement categories rather than netting in noninterest income, 2016 and 2015 income statements were reclassified to be comparative.

Noninterest income, exclusive of security gains or losses, increased 42.14% or $2,352,000, in 2017 following an increase of 16.46% in 2016. The increase is due to the addition of VST Title, increases in VBS Mortgage gross revenue and service charges on deposit account. In addition, the FHLB prepayment gain of $504,000 is recorded in noninterest income. The losses on low income housing projects decreased 14.5% for 2017 due to recognition of $162,000 in gains related to a fund that was dissolved. The 2016 increase over 2015 was primarily due to record earnings at VBS Mortgage.

The Company reported an investment loss related to both the Bank and VBS exiting the Bankers Title investment in 2017. The total loss was $42,000. There were no security transactions in 2016 or 2015 which resulted in a gain or loss.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Noninterest Expense

Noninterest expenses increased from $21,272,000 in 2016 to $24,719,000 in 2017, a 16.20% increase. Salary and benefits increased 16.05% to $14,854,000 in 2017 following an increase of 11.72% in 2016. This increase was the result of normal salary increases, additions to staff for new branches, the addition of VS Title (in 2017) and administrative positions as well as increasing benefit costs (including health care cost, pension expense and profit sharing expenses). Occupancy and Equipment expenses increased $268,000 or 16.72% due to the growth in our branch network following an increase of 5.74% in 2016. Other operating expenses increased $1,125,000 in 2017, following a $288,000 increase in 2016. The primary increases were in the areas of information technology ($211,000), credit and debit card related services ($114,000), contributions ($266,000), and VBS and VST other operating expense growth ($101,000). The 2016 primary increases were in advertising and employee appreciation ($70,000), other loan related costs ($127,000), legal and professional expense ($108,000) and checking account program expenses ($257,000). Total noninterest expense as a percentage of average assets totaled 3.32%, 2.98%, and 3.04%, in 2017, 2016 and 2015, respectively. With the growth in branches, addition of VST and increased staff at VBS mortgage noninterest expenses have shown increase relative to peer data. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 2.80%, 2.84% and 2.86% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses remained at $0 as in 2016. The current levels of the allowance for loan losses reflect increased net charge-off activity, loan growth, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The Company has experienced an increase in past due loans and nonperforming loans at year end; the nonperforming loans increase can be attributed to one borrower ($1.1 million) that has a specific reserve in the allowance for loan losses; the past due loan increase is primarily attributed to one borrower ($5.9 million) that is being closely monitored. Management is in the process of restructuring the relationship and has determined that there is no impairment at this time. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and record provision for loan losses if conditions change regarding collateral values or cash flow expectations. Management anticipates the Bank will need to record provision expense in 2018 due to expected growth and a normalized historical charge-off rate.

Actual net loan charge-offs were $1,499,000 in 2017 and $1,238,000 in 2016. Net charge-offs as a percentage of loans held for investment totaled .24% and .21% in 2017 and 2016, respectively. The Dealer Finance Division’s charge-off percentage is the largest category at .11% of loans held for investment and land development was .09%. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were .10% in 2017 and .11% in 2016. The Bank anticipates losses will remain above peer due to the Dealer Finance Division, however these losses have been in line with expectations and are more than offset by the increased yield derived from this portfolio.

Balance Sheet

Total assets increased 1.13% during the year to $753,270,000, an increase of $8,381,000 from $744,889,000 in 2016. Loans held for investment grew $25,338,000, Bank premises and equipment increased $5,554,000, whereas loans held for sale decreased $22,960,000 and other asset categories experienced modest fluctuations. Average earning assets increased 1.47% or $9,720,000 to $669,267,000 at December 31, 2017. The increase in earning assets is due largely to the growth in the loans held for investment offset by the decrease in short-term loan participation program with Northpointe Bank. Deposits grew $32,092,000 and other liabilities decreased $28,304,000 in 2017. Average interest bearing deposits increased $20,955,000 for 2017 or 5.60%, with increases in both interest-bearing demand accounts and savings accounts. There was a slight decrease in the time deposit category. The Company continues to utilize its assets well, with 89.95% of average assets consisting of earning assets.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment Securities

Total securities increased $1,768,000 or 4.48% in 2017 to $41,243,000 at December 31, 2017 from $39,475,000 at December 31, 2016. Average balances in investment securities decreased 30.48% in 2017 to $11,011,000. At year end, 1.65% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 3.07% for 2017, up from 2.37% in 2016.

There were no Other Than Temporary Impairments (OTTI) write-downs in 2017, 2016 or 2015. In 2017, the Company recognized a $42,000 loss on exit of the Banker’s Title investment; there were no security gains or losses in 2016 or 2015.

The composition of securities at December 31 was:

(Dollars in thousands)	2017	2016	2015

Available for Sale1
U.S. Treasury and Agency	$27,978	$24,014	$12,095
Mortgage-backed obligations of federal agencies2	502	634	817
Equity securities	135	135	135
Total	28,615	24,783	13,047

Held to Maturity
U.S. Treasury and Agency	125	125	125
Total	125	125	125

Other Equity Investments	12,503	14,567	12,157
Total Securities	$41,243	$39,475	$25,329

1
At estimated fair value. See Note 4 to the Consolidated Financial Statements for amortized cost.
2
Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of securities at December 31, 2017 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury & Agency	$19,998	1.05%	$7,980	2.06%	$-		$-		$27,978	1.34%
Mortgage-backed obligations of federal agencies					502	2.41%	-		502	2.41%
Equity securities	-		-		-		135		135
Total	$19,978	1.05%	$7,980	2.06%	$502	2.41%	$135		$28,615	1.36%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$125.75%								$125.75%
Total	$125.75%								$125.75%

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

The Company’s portfolio of loans held for investment totaled $616,974,000 at December 31, 2017 compared with $591,636,000 at the beginning of the year. The Company’s policy has been to make conservative loans that are held for future interest income, utilizing prudent underwriting and a strong loan review program. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased 3.89% during 2017 to $209,721,000. Real estate mortgages increased $12,260,000 or 5.14%. Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties. Construction loans decreased $4,552,000 or 5.98%. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer installment loans increased $9,411,000 or 13.06%. This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $75,169,000. Credit card balances increased $117,000 to $2,939,000 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2017	2016	2015	2014	2013

Real estate – mortgage	$250,891	$238,631	$232,321	$223,824	$212,630
Real estate – construction	71,620	76,172	69,759	67,180	68,512
Consumer installment	81,458	72,048	62,239	49,615	30,643
Commercial	182,360	178,392	153,691	147,599	135,835
Agricultural	17,064	15,876	15,672	15,374	16,265
Multi-family residential	10,298	7,605	7,559	11,775	11,797
Credit cards	2,939	2,822	2,745	2,705	2,680
Other	344	90	67	130	91
Total Loans	$616,974	$591,636	$544,053	$518,202	$478,453

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2017:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$66,586	$106,048	$26,790	$199,424
Multi-family residential	4,628	5,173	497	10,298
Real Estate – mortgage	104,699	141,572	4,620	250,891
Real Estate – construction	50,857	18,637	2,126	71,620
Consumer – installment/credit cards/other	9,027	61,600	14,114	84,741
Total	$235,797	$333,030	$48,147	$616,974

Loans with predetermined rates	$28,101	$79,748	$30,378	$138,227
Loans with variable or
adjustable rates	207,696	253,282	17,769	478,747
Total	$235,797	$333,030	$48,147	$616,974

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

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Consumer loans are made for a variety of reasons; however, approximately 74% of the loans are secured by automobiles and trucks.

Approximately 80% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Market values appear to have rebounded from the recession with modest increases in 2015, 2016, and 2017. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has not identified any loan categories that would be considered loan concentrations of greater than 25% of capital. While the Bank has not developed a formal policy limiting the concentration level to any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively we may price or pursue new loan requests. At December 31, 2017, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $102,000 in additional interest income had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $7,102,000 at December 31, 2017 compared to $4,870,000 at December 31, 2016. At December 31, 2017, $198,000 of loans 90 days or more past due were not on nonaccrual status. Approximately 88% of these nonperforming loans are secured by real estate. Although management expects that there may be additional loan losses, the Bank believes that it is generally well secured and continues to actively work with its customers to effect payment. As of December 31, 2017, the Company holds $1,984,000 of real estate which was acquired through foreclosure.

Nonperforming loans have increased approximately $2,232,000 since December 31, 2016. Of the increase, $1.5 million relates to two borrowers; one of which has sold equipment and the loan will be modified for collection of the remaining balance, with no loss anticipated as of December 31, 2017. The other relationship is in the process of subdividing property to sell in order to bring the loan current; this loan has been reviewed for impairment and has a specific reserve of $249,000 in our allowance for loan losses at December 31, 2017.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to nonperforming loans:

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual Loans:
Real Estate	$5,628	$4,204	$5,698	$5,481	$9,963
Commercial	599	70	109	1,179	1,890
Home Equity	451	311	40	153	402
Other	226	178	108	161	-

Loans past due 90 days or more:
Real Estate	143	81	272	0	246
Commercial	-	-	25	0	4
Home Equity	-	-	107	0	61
Other	55	26	67	1	16

Total Nonperforming loans	$7,102	$4,870	$6,526	$6,975	$12,582

Restructured Loans current and performing:
Real Estate	7,710	8,641	8,713	3,913	7,484
Commercial	-	1,121	1,463	518	3,989
Home Equity	-	-	1,414	290	727
Other	78	76	91	22	-

Nonperforming loans as a percentage of loans held for investment	1.15%	.82%	1.20%	1.35%	2.63%

Net Charge Offs to Total Loans Held for Investment	.24%	.21%	.04%	.33%	.78%

Allowance for loan and lease losses to nonperforming loans	85.10%	154.89%	134.55%	125.09%	65.04%

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2017, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type, with separate weighting for past dues and adverse rated loans, and a general allowance based on a variety of criteria.  Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

Loans that are not impaired are categorized by call report code into unimpaired and classified loans. For unimpaired loans an estimate is calculated based on actual loss experience over the last five years, for loans of that type.  During 2015, the Company felt the two-year loss history utilized in 2014 and prior would not be indicative of the amount of losses that could occur in our current economic cycle, therefore the loss history was expanded to five years to capture a more representative loss history.  Dealer finance loans utilize a two-year loss history. The Company monitors the net losses for this division and adjusts based on how the portfolio performs since the department was established in 2012.  For classified loans, loans are grouped by call code and past due or adverse risk rating. Loss rates are assigned based on actual loss experience over the last five years multiplied by a risk factor. The Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $6,044,000 at December 31, 2017 is equal to .98% of total loans held for investment. This compares to an allowance of $7,543,000 or 1.27% at December 31, 2016 and 1.61% at December 31, 2015. Management and the Board of Directors feel that the current reserve level is adequate based on the analysis of historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio. The allowance for loan losses to nonperforming loans has decreased from 154.89% to 85.10% in 2017; increases in the nonperforming loans have been analyzed and, where necessary, a specific reserve has been recorded. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. The Company has experienced a continued decline in historical charge-off rates with 2017 replacing 2012 in the five-year lookback and the local economy showing continued improvements in unemployment. Management will continue to monitor relationships that have recently become past due but are not considered impaired at this time.

Loan losses, net of recoveries, totaled $1,499,000 in 2017 which is equivalent to .24% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .16%, compared to a .11% loss rate for its peer group.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2017	2016	2015	2014	2013

Balance at beginning of period	$7,543	$8,781	$8,725	$8,184	$8,154
Provision charged to expenses	-	-	300	2,250	3,775
Loan losses:
Construction/land development	620	356	156	1,611	2,127
Farmland	-	-	-	-	-
Real Estate	-	23	25	208	173
Multi-family	-	-	-	-	-
Commercial Real Estate	-	19	-	-	201
Home Equity – closed end	7	8	26	-	159
Home Equity – open end	26	370	51	80	68
Commercial & Industrial – Non Real Estate	179	293	-	385	986
Consumer	136	37	32	33	173
Dealer Finance	1,806	1,081	251	107	17
Credit Cards	98	74	60	46	121
Total loan losses	2,872	2,261	601	2,470	4,025
Recoveries:
Construction/land development	-	7	85	223	40
Farmland	-	-	-	-	-
Real Estate	2	4	37	-	-
Multi-family	-	-	-	-	-
Commercial Real Estate	13	135	65	108	42
Home Equity – closed end	25	-	6	-	-
Home Equity – open end	53	120	-	-	29
Commercial & Industrial – Non Real Estate	72	267	62	356	127
Consumer	28	19	32	33	14
Dealer Finance	1,143	417	24	6	-
Credit Cards	37	54	46	35	28
Total recoveries	1,373	1,023	357	761	280
Net loan losses	(1,499)	(1,238)	(244)	(1,709)	(3,745)
Balance at end of period	$6,044	$7,543	$8,781	$8,725	$8,184

Allowance for loan losses as a
percentage of loans	.98%	1.27%	1.61%	1.68%	1.71%

Net loan losses to loans held for investment	.24%	.21%	.04%	.33%	.78%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2017		2016		2015		2014		2013
Allowance for loan losses: (dollars in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$2,547	42.14%	$3,381	44.82%	$4,442	50.59%	$4,738	54.30%	$4,007	48.96%
Real Estate	719	11.90%	843	11.18%	806	9.18%	623	7.14%	400	4.89%
Commercial, Financial and Agricultural	863	14.28%	1,348	17.88%	1,666	18.97%	1,337	15.33%	2,239	27.36%
Consumer	1,640	27.13%	1,426	18.90%	1,059	12.06%	1,685	19.31%	905	11.06%
Home Equity	275	4.55%	545	7.22%	808	9.20%	342	3.92%	633	7.73%
Total	$6,044	100.00%	$7,543	100.00%	$8,781	100.00%	$8,725	100.00%	$8,184	100.00%

Deposits and Borrowings

The average deposit balances and average rates paid for 2017, 2016 and 2015 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2017		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

Noninterest-bearing	$153,640		$141,180		$125,665

Interest-bearing:
Interest Checking	$121,095.44%		$113,525.44%		$112,334.48%
Savings Accounts	114,489.45%		100,298.44%		76,491.28%
Time Deposits:
CDARS	1,247.56%		1,253.88%		11,247.18%
All other	158,168	1.03%	158,968.90%		160,582.86%
Total interest-bearing	394,999.68%		374,044.64%		360,654.60%
Total deposits	$548,639.49%		$515,224.46%		$486,319.44%

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $12,460,000 or 8.83% from $141,180,000 during 2016 to $153,640,000 during 2017. Average interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $20,955,000 or 5.60% from $374,044,000 at December 31, 2016 to $394,999,000 at December 31, 2017. Total average interest checking (including money market) account balances increased $7,570,000 or 6.67% from $113,525,000 at December 31, 2016 to $121,095,000 at December 31, 2017. Total average savings and money market account balances increased $14,191,000 or 14.15% from $100,298,000 at December 31, 2016 to $114,489,000 at December 31, 2017.

Average time deposits decreased $806,000 or .50% from $160,221,000 at December 31, 2016 to $159,415,000 at December 31, 2017.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings, continued

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2017	2016

Less than 3 months	$4,392	$2,379
3 to 6 months	7,212	4,332
6 to 12 months	11,410	7,624
1 year to 5 years	37,606	36,534

Total	$60,620	$50,869

Non-deposit borrowings include federal funds purchased and Federal Home Loan Bank (FHLB) borrowings, (both short term and long term). Non-deposit borrowings are an important source of funding for the Bank. These sources assist in managing short and long-term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the FHLB are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company did not borrow long term FHLB loans during 2017. This compares to $20,000,000 borrowed in 2016 and $40,000,000 in 2015. Repayment of amortizing and fixed maturity loans through FHLB totaled $14,429,000 during 2017, including prepayment of $10,000,000 resulting in a prepayment gain of $504,000. These long-term loans carry an average rate of 1.86% at December 31, 2017.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2017
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total

Federal funds purchased	$5,296	$-	$-	$-	$5,296
FHLB Short term advances	20,000	-	-	-	20,000
FHLB long term advances	9,429	21,357	8,643	10,125	49,554
Total	$34,725	$21,357	$8,643	$10,125	$74,850

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Deposits and Borrowings, continued

Stockholders’ Equity

Total stockholders' equity increased $4,593,000 or 5.30% in 2017. Net income totaled $9,010,000, noncontrolling interest net income totaled $31,000, issuance of common stock totaled $197,000 and capital was reduced by dividends of $3,387,000, decreases in other comprehensive income of $295,000, repurchases of common stock of $712,000, repurchase of preferred stock $101,000 and minority interest distributions of $150,000. As of December 31, 2017, book value per common share was $25.73 compared to $24.18 as of December 31, 2016. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

The Company adopted ASU 2018-02 which allows financial statement preparers an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. Therefore retained earnings has been adjusted by $682,000 for reflect these changes.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2017, the Bank had Common Equity Tier I capital of 14.43%, Tier I capital of 14.43% of risk weighted assets and combined Tier I and II capital of 15.41% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2017, the Bank reported a leverage ratio of 12.07%. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.41% at December 31, 2017. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservations buffer for 2017 is 1.25% and will gradually be increased through January 1, 2019 to 2.5%.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The Company’s net interest margin increased .19% in 2017 following a decrease of .09% in 2016. This increase is due to increases in interest rates in 2017, loan growth and the growth in noninterest bearing deposits to support loan growth. In December 2017, the Federal Open Market Committee elected to raise the short-term rates target .25% to 1.25 to 1.50% due to expanding economic activity.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $40,189,000 for 2017. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off-balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2017. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 21.36% of total earning assets, compared to 23.71% in 2016. Approximately 44.40% of rate sensitive assets and 32.83% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $11,305,000 during the year, while total earning assets decreased $1,106,000. The decrease is attributed to a decrease in loans held for sale of $22,960,000 and a decrease in federal funds sold of $7,926,000 which were offset by growth in loans held for investment of $25,221,000 and investments of $3,832,000. Growth in the loans held for investment portfolio was concentrated in real estate secured loans, commercial and the Dealer Finance division. Short term liabilities increased $5,059,000, while total interest bearing liabilities decreased $12,732,000. The decrease in short term liabilities is due to the decreased demand in the loans held for sale program. Management has raised deposit rates minimally in 2017.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2017, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$136,692	$96,166	$333,030	$48,147	$-	$614,035
Loans held for sale	39,775	-	-	-	-	39,775
Federal funds sold	-	-	-	-	-	-
Investment securities	20,123	7,980	-	502	135	28,740
Credit cards	2,939	-	-	-	-	2,939
Interest bearing bank deposits	1,285	-	-	-	-	1,285

Total	200,814	104,146	333,030	48,649	135	686,774

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	32,473	69,810	18,668	-	120,951
Savings deposits	-	24,144	72,434	24,145	-	120,723
Certificates of deposit $100,000 and over	4,192	17,223	39,205	-	-	60,620
Other certificates of deposit	13,313	32,095	59,242	-	-	104,650
Total Deposits	17,505	105,935	240,691	42,813	-	406,944

Short-term debt	25,296	-	-	-	-	25,296
Long-term debt	1,192	8,322	30,094	10,125	-	49,733
Total	43,993	114,257	270,785	52,938	-	481,973
Discrete Gap	156,821	(10,111)	62,245	(4,289)	135	204,801
Cumulative Gap	156,821	146,710	208,955	204,666	204,801
As a % of Earning Assets	22.83%	21.36%	30.43%	29.80%	29.82%

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

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2017 and 2016:

	2017
(Dollars in thousands)	Fourth	Third	Second	First	Total
Interest and Dividend Income	$9,141	$8,688	$8,256	$8,010	$34,095
Interest Expense	1,036	1,030	925	906	3,897

Net Interest Income	8,105	7,658	7,331	7,104	30,198
Provision for Loan Losses	-	-	-	-	-

Net Interest Income after Provision
for Loan Losses	8,105	7,658	7,331	7,104	30,198

Non-Interest Income	1,820	2,145	1,882	2,045	7,892
Non-Interest Expense	6,489	6,259	6,017	5,954	24,719

Income before income taxes	3,436	3,544	3,196	3,195	13,371
Income Tax Expense	1,698	946	809	877	4,330
Noncontrolling interest (income)/expense	49	(48)	(59)	(4)	(31)

Net Income	$1,787	$2,602	$2,328	$2,090	$9,010

Net Income Per Average
Common Share Basic	$.52	$.75	$.68	$.68	$2.63

Note that fourth quarter 2017 includes the one time deferred tax asset write down due to the Tax Cuts and Jobs Act.

	2016
(Dollars in thousands)	Fourth	Third	Second	First	Total

Interest and Dividend Income	$8,387	$8,198	$7,931	$7,634	$32,150
Interest Expense	954	969	862	814	3,599

Net Interest Income	7,433	7,229	7,069	6,820	28,551
Provision for Loan Losses	-	-	-	-	-

Net Interest Income after Provision
for Loan Losses	7,433	7,229	7,069	6,820	28,551

Non-Interest Income	2,843	1,054	986	699	5,582
Non-Interest Expense	6,806	4,962	4,772	4,732	21,272

Income before income taxes	3,470	3,321	3,283	2,787	12,861
Income Tax Expense	912	655	839	693	3,099
Noncontrolling interest	(40)	(64)	(86)	(4)	(194)

Net Income	$2,518	$2,602	$2,358	$2,090	$9,568

Net Income Per Average
Common Share Basic	$.74	$.75	$.68	$.60	$2.77

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effect on net income, net interest income and net interest margin. The information is an excerpt from our Interest Rate Risk model run as of November 30, 2017 and 2016:

Rate Shift (bp)	Net Income		Net Interest Income		Net Interest Margin
	2017	2016	2017	2016	2017	2016
300	16,084	14,583	38,622	35,480	5.71%	5.21%
200	14,832	13,118	36,904	33,492	5.46%	4.96%
100	13,414	11,507	34,959	31,306	5.18%	4.61%
(-)100	12,291	10,458	33,418	29,883	4.96%	4.41%
(-)200	11,999	10,319	33,017	29,694	4.90%	4.38%

See accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except per share data)
As of December 31, 2017 and 2016

	2017	2016
Assets
Cash and due from banks	$10,622	$7,755
Money market funds	1,285	674
Federal funds sold	-	7,926
Cash and cash equivalents	11,907	16,355

Securities:
Held to maturity - fair value of $125 in 2017 and 2016	125	125
Available for sale	28,615	24,783
Other investments	12,503	14,567
Loans held for sale	39,775	62,735
Loans held for investment	616,974	591,636
Less: allowance for loan losses	(6,044)	(7,543)
Net loans held for investment	610,930	584,093

Other real estate owned	1,984	2,076
Bank premises and equipment, net	15,894	10,340
Interest receivable	2,007	1,785
Goodwill	2,881	2,670
Bank owned life insurance	13,950	13,513
Other assets	12,699	11,847
Total Assets	$753,270	$744,889

Liabilities
Deposits:
Noninterest bearing	$162,233	$146,617
Interest bearing	406,944	390,468
Total deposits	569,177	537,085

Short-term debt	25,296	40,000
Accrued liabilities	17,789	16,885
Long-term debt	49,733	64,237
Total Liabilities	661,995	658,207

Commitments and contingencies

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 324,150 and 327,350 shares
issued and outstanding at December 31, 2017 and 2016, respectively	7,529	7,609
Common stock $5 par value, 6,000,000 shares authorized, 3,255,036 and 3,270,315
shares issued and outstanding at December 31, 2017 and 2016, respectively	16,275	16,352
Additional paid in capital – common stock	10,225	10,684
Retained earnings	60,814	54,509
Noncontrolling interest in consolidated subsidiaries	574	693
Accumulated other comprehensive loss	(4,142)	(3,165)
Total Stockholders' Equity	91,275	86,682
Total Liabilities and Stockholders' Equity	$753,270	$744,889

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income (dollars in thousands, except per share data)
For the years ended 2017, 2016 and 2015

	2017	2016	2015
Interest and Dividend Income
Interest and fees on loans held for investment	$32,479	$29,816	$27,957
Interest from loans held for sale	1,112	1,924	1,099
Interest from money market funds and federal funds sold	166	38	21
Interest from debt securities – taxable	338	372	327
Total interest and dividend income	34,095	32,150	29,404

Interest Expense
Total interest on deposits	2,688	2,380	2,153
Interest from short-term debt	63	55	69
Interest from long-term debt	1,146	1,164	654
Total interest expense	3,897	3,599	2,876

Net Interest Income	30,198	28,551	26,528

Provision for Loan Losses	-	-	300

Net Interest Income After Provision for Loan Losses	30,198	28,551	26,228

Noninterest Income
Service charges on deposit accounts	1,360	1,174	963
Insurance, other commissions and mortgage banking, net	4,137	3,006	2,575
Other operating income	2,109	1,657	1,401
Income from bank owned life insurance	449	476	473
Gain on prepayment of long term debt	504	-	-
Loss on sale of other investments	(42)	-	-
Low income housing partnership losses	(625)	(731)	(619)
Total noninterest income	7,892	5,582	4,793

Noninterest Expenses
Salaries	11,482	9,986	9,018
Employee benefits	3,372	2,814	2,439
Occupancy expense	1,035	868	801
Equipment expense	836	735	715
FDIC insurance assessment	190	388	587
Other real estate owned, net	76	86	566
Other operating expenses	7,728	6,395	5,428
Total noninterest expenses	24,719	21,272	19,554

Income before income taxes	13,371	12,861	11,467

Income Tax Expense	4,330	3,099	2,886

Net Income	9,041	9,762	8,581

Net Income attributable to noncontrolling interests	(31)	(194)	(164)
Net Income attributable to F & M Bank Corp.	$9,010	$9,568	$8,417

Dividends paid/accumulated on preferred stock	415	487	510
Net income available to common stockholders	$8,595	$9,081	$7,907

Per Common Share Data
Net income - basic	$2.63	$2.77	$2.40
Net income - diluted	$2.48	$2.57	$2.25
Cash dividends on common stock	$.94	$.80	$.73
Weighted average common shares outstanding – basic	3,269,713	3,282,335	3,290,812
Weighted average common shares outstanding – diluted	3,631,984	3,716,591	3,735,212

See accompanying Notes to the Consolidated Financial Statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income (dollars in thousands)
For the years ended 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015

Net Income	$9,041	$9,762	$8,581

Other comprehensive income (loss):
Pension plan adjustment	(414)	(738)	(537)
Tax effect	141	251	183
Pension plan adjustment, net of tax	(273)	(487)	(354)

Unrealized holding gains
on available-for-sale securities	(34)	3	2
Tax effect	12	(1)	(1)
Unrealized holding gains, net of tax	(22)	2	1
Total other comprehensive income (loss)	(295)	(485)	(353)
Total comprehensive income	$8,746	$9,277	$8,228

Comprehensive income attributable to noncontrolling interests	$(31)	$(194)	$(164)

Comprehensive income attributable to F&M Bank Corp.	$8,715	$9,083	$8,064

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)
For the years ended December 31, 2017, 2016 and 2015

						Accumulated
						Other
						Comprehensive
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Income
	Stock	Stock	Capital	Earnings	Interest	(Loss)	Total

Balance December 31, 2014	$9,425	$16,459	$11,260	$42,554	$426	$(2,327)	$77,797
Net income				8,417	164		8,581
Other comprehensive loss						(353)	(353)

Distributions to noncontrolling interest					(17)		(17)
Dividends on preferred stock ($1.275 per share)				(510)			(510)
Dividends on common stock ($.73 per share)				(2,405)			(2,405)
Common stock repurchased (13,277 shares)		(67)	(223)				(290)
Common stock issued (6,916 shares)		35	112	-	-	-	147

Balance December 31, 2015	$9,425	$16,427	$11,149	$48,056	$573	$(2,680)	$82,950
Net income				9,568	194		9,762
Other comprehensive loss						(485)	(485)

Distributions to noncontrolling interest					(74)		(74)
Dividends on preferred stock ($1.488 per share)				(487)			(487)
Dividends on common stock ($.80 per share)				(2,628)			(2,628)
Common stock repurchased (22,583 shares)		(112)	(466)				(578)
Common stock issued (7,494 shares)		37	146				183
Preferred stock repurchased (72,650 shares)	(1,816)		(145)				(1,961)

Balance, December 31, 2016	$7,609	$16,352	$10,684	$54,509	$693	$(3,165)	$86,682
Net income				9,010	31		9,041
Other comprehensive loss						(295)	(295)

Distributions to noncontrolling interest					(150)		(150)
Dividends on preferred stock ($1.28 per share)				(415)			(415)
Dividends on common stock ($.94 per share)				(2,972)			(2,972)
Common stock repurchased (21,984 shares)		(110)	(602)				(712)
Common stock issued (6,705 shares)		33	164				197
Preferred stock repurchased (3,200 shares)	(80)		(21)				(101)
Stranded tax effect of Tax Cuts and Jobs Act				682		(682)	-

Balance, December 31, 2017	$7,529	$16,275	$10,225	$60,814	$574	$(4,142)	$91,275

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows (dollars in thousands)
For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$9,010	$9,568	$8,417
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	930	827	727
Amortization of intangibles	53	-	-
Amortization of securities	-	109	147
Proceeds from sale of loans held for sale originated	67,517	73,112	77,662
Gain on sale of loans held for sale originated	(2,331)	(2,778)	(2,297)
Loans held for sale originated	(68,647)	(66,779)	(77,152)
Provision for loan losses	-	-	300
(Expense) benefit for deferred taxes	(222)	9	341
(Increase) in interest receivable	(222)	(76)	(34)
Increase in other assets	(1,693)	(444)	(457)
Increase in accrued liabilities	1,498	1,690	1,480
Amortization of limited partnership investments	625	731	627
Loss on sale of investments	42	-	-
Loss on sale and valuation adjustments of other real estate owned	44	19	489
Income from life insurance investment	(449)	(476)	(473)
Net Cash Provided by Operating Activities	6,155	15,512	9,777

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	86,741	32,218	8,243
Proceeds from sales of other investments	55	-	-
Purchases of securities available for sale and other investments	(89,428)	(47,137)	(12,040)
Capital improvements to other real estate owned	(2)	(24)	-
Net increase in loans held for investment	(27, 068)	(49,386)	(25,892)
Net decrease (increase) in loans held for sale participations	26 421	(8,483)	(42,637)
Net purchase of property and equipment	(6,484)	(3,553)	(1,811)
Proceeds from sale of other real estate owned	281	623	688
Net Cash Used in Investing Activities	(9,484)	(75,742)	(73,449)

Cash Flows from Financing Activities
Net change in deposits	32,092	42,415	3,165
Net change in short-term debt	(14,704)	15,046	10,596
Dividends paid in cash	(3,387)	(3,115)	(2,915)
Proceeds from long-term debt	-	20,000	40,000
Proceeds from issuance of common stock	197	183	147
Repurchase of preferred stock	(712)	(1,961)	-
Repurchase of common stock	(101)	(578)	(290)
Repayments of long-term debt	(14,504)	(3,924)	(1,714)
Net Cash (Used in) Provided by Financing Activities	(1,119)	68,066	48,989

Net (Decrease) Increase in Cash and Cash Equivalents	(4,448)	7,836)	(14,683)

Cash and Cash Equivalents, Beginning of Year	16,355	8,519	23,202
Cash and Cash Equivalents, End of Year	$11,907	$16,355	$8,519

Supplemental Cash Flow information:
Cash paid for:
Interest	$3,866	$3,573	$2,854
Income taxes	4,460	2,300	1,500
Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	231	566	125
Loans originated for the sale of other real estate owned	-	-	(328)
Unrealized gain (loss) on securities available for sale	(26)	2	1
Minimum pension liability adjustment	(952)	(487)	(354)

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 1
NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia, and the adjacent county of Hardy, West Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, VBS Mortgage, LLC (VBS) and VS Title, LLC.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC, (net of noncontrolling interest) and VS Title, LLC. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles, fair value, the valuation of deferred tax assets and liabilities, pension accounting and the valuation of foreclosed real estate.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the Tax Act), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowers the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income (loss), as of the date of the Tax Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. The Company recognized a $811 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense in the Company’s consolidated statement of income for 2017. The Company’s evaluation of the effect of the Tax Act is considered a preliminary estimate and is subject to refinement for up to one year. No material adjustment is anticipated.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income Taxes, continued

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment, continued

Commercial and industrial non-real estate loans are secured by collateral other than real estate or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. VBS protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan.  As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  VBS determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. The fair value of rate lock commitments and best efforts contracts was considered immaterial at December 31, 2017 and 2016. The average time on the line is two or three weeks. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2017, 2016, or 2015. Gains on sales of loans and commission expense are recognized at the loan closing date and are included in mortgage banking income, net on the Company’s consolidated income statement.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2017, and 2016, there were $36,130 and $62,550 million of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $7.8 million in loans classified as TDRs that are current and performing as of December 31, 2017, and $9.8 million as of December 31, 2016.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company recorded goodwill and intangible assets in 2017 related to the purchase of VS Title which was valued by an independent third party. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether a more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2017, 2016, and 2015.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2017, 2016, and 2015 were $507, $496, and $452, respectively.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The Company early adopted this new standard in the current year. ASU 2018-02 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal corporate tax rate on items included in AOCI. The amount of the reclassification in 2017 was $682.

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

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests. Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedging items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Fair Value Measurements

The Company follows the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Reclassifications
Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. The reclassification adjustments related to our consolidation of VBS and the classification of individual line items in a manner consistent with the rest of the Company on the income statement. These reclassifications had no impact on net income or earnings per share.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the year ended
Dollars in thousands	December 31, 2017	December 31, 2016	December 31, 2015
Earnings Available to Common Stockholders:
Net Income	$9,041	$9,762	$8,581
Minority interest attributable to noncontrolling interest	31	194	164
Dividends paid/accumulated on preferred stock	415	487	510
Net Income Available to Common Stockholders	$8,595	$9,081	$7,907

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Year ended
	December 31, 2017			December 31, 2016			December 31, 2015
Dollars in thousands	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$8,595	3,269,713	$2.63	$9,081	3,282,335	$2.77	$7,907	3,290,812	$2.40
Effect of Dilutive Securities:
Convertible Preferred Stock	415	362,271	(0.15)	487	434,256	(0.20)	510	444,400	(0.15)
Diluted EPS	$9,010	3,631,984	$2.48	$9,568	3,716,591	$2.57	$8,417	3,735,212	$2.25

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company is in the process of completing its assessment the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adoption of ASU 2016-01 will have on its consolidated financial statements by contracting with a third party vendor.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements by gathering data on current lease agreements and analyzing the capital impact of expected right of use assets that will be recorded. No changes are expected regarding total lease expense.

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. Given the composition of our securities portfolio, the Company does not expect that adoption of ASU 2017‐08 will have a material impact on its consolidated financial statements.

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. Given the Company historically has not issued stock based compensation, the Company does not expect the adoption of ASU 2017‐09 will have a material impact on its consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

During February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $811.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 3
CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2017 and 2016.

NOTE 4
SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U. S. Treasuries	$125	$-	$-	$125
December 31, 2016
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U. S. Treasuries	$19,998	$-	$-	$19,998
U. S. Government sponsored enterprises	7,999	-	19	7,980
Mortgage-backed obligations of federal agencies	508	-	6	502
Equity securities	135	-	-	135
Total Securities Available for Sale	$28,640	$-	$25	$28,615

December 31, 2016
U. S. Treasuries	$24,005	$9	$-	$24,014
Mortgage-backed obligations of federal agencies	634	-	-	634
Equity securities	135	-	-	135
Total Securities Available for Sale	$24,774	$9	$-	$24,783

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 4
SECURITIES (CONTINUED):

The amortized cost and fair value of securities at December 31, 2017, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125	$125	$19,998	$19,998
Due after one year through five years	-	-	7,999	7,980
Due after five years through ten years	-	-	508	502
Due after ten years	-	-	135	135
Total	$125	$125	$28,640	$28,615

There were no sales of debt or equity securities during 2017, 2016 or 2015.

There were no pledged securities at December 31, 2017 or 2016.

Other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $7,406), stock in the Federal Home Loan Bank (carrying basis of $3,627), and various other investments (carrying basis of $1,470). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2017. At December 31, 2017, the Company was committed to invest an additional $4,231 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of December 31, 2017 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U. S. Government sponsored enterprises	$3,981	$(19)	$-	$-	$3,981	$(19)
Mortgage-backed obligations of federal agencies	502	(6)	-	-	502	(6)
Total	$4,483	$(25)	$-	$-	$4,483	$(25)

As of December 31, 2016, there were no securities in an unrealized loss position.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 4
SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. As of December 31, 2017, the Company had two agencies and a mortgage backed security that were temporarily impaired due to rising interest rates not the credit quality of the security. There were no securities that had been in an unrealized loss position for more than twelve months. The Company did not recognize any other-than-temporary impairment losses in 2017, 2016 or 2015.

NOTE 5
LOANS:

Loans held for investment as of December 31, 2017, and 2016 were as follows:

	2017	2016
Construction/Land Development	$71,620	$76,172
Farmland	13,606	12,901
Real Estate	184,546	172,758
Multi-Family	10,298	7,605
Commercial Real Estate	148,906	150,061
Home Equity – closed end	11,606	11,453
Home Equity – open end	54,739	54,420
Commercial & Industrial – Non-Real Estate	36,912	31,306
Consumer	6,633	6,643
Dealer Finance	75,169	65,495
Credit Cards	2,939	2,822
Total	$616,974	$591,636

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $218,323 and $199,401 as of December 31, 2017, and 2016, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Loans held for sale consists of loans originated by VBS Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan Participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2017, and 2016 were $39,775 and $62,735, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 5
LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans (in thousands), as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$4,352	$5,269	$-	$3,296	$3,652	$-
Farmland	1,984	1,984	-	-	-	-
Real Estate	1,273	1,273	-	768	768	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	6,229	6,229	-	1,958	1,958	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	347	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	-	170	170	-
Consumer	8	8	-	13	13	-
Credit cards	-	-	-	-	-	-
Dealer Finance	31	31	-	-	-	-
	13,877	15,141	-	6,205	6,908	-
Impaired loans with a valuation allowance
Construction/Land Development	4,998	4,998	1,661	6,592	6,592	1,853
Farmland	-	-	-	-	-	-
Real Estate	1,188	1,188	209	1,206	1,206	221
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	-	-	-	952	952	60
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	47	47	12	87	87	20
	6,233	6,233	1,882	8,837	8,837	2,154
Total impaired loans	$20,110	$21,374	$1,882	$15,042	$15,745	$2,154

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 5
LOANS (CONTINUED):

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,969	$382	$2,547	$10
Farmland	1,921	62	-	-
Real Estate	878	57	778	10
Multi-Family	-	-	-	-
Commercial Real Estate	1,682	44	1,087	114
Home Equity – closed end	-	-	-	-
Home Equity – open end	347	-	964	2
Commercial & Industrial – Non-Real Estate	124	-	174	2
Consumer	10	-	11	-
Credit cards	-	-	-	-
Dealer Finance	24	3	14	1
	9,955	548	5,575	139
Impaired loans with a valuation allowance
Construction/Land Development	5,911	258	8,525	291
Farmland	-	-	-	-
Real Estate	1,194	49	1,215	10
Multi-Family	-	-	-	-
Commercial Real Estate	-	-	959	57
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	969	-
Commercial & Industrial – Non-Real Estate	-	-	14	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	56	3	77	1
	7,161	310	11,759	359
Total impaired loans	$17,116	$858	$17,334	$498

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 5
LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans (in thousands) as of December 31, 2017 and 2016:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2017
Construction/Land Development	$167	$5,459	$3,908	$9,534	$62,086	$71,620	$3,908	$-
Farmland	-	-	-	-	13,606	13,606	-	-
Real Estate	2,858	1,954	560	5,372	179,174	184,546	1,720	143
Multi-Family	179	-	-	179	10,119	10,298	-	-
Commercial Real Estate	544	-	-	544	148,362	148,906	-	-
Home Equity – closed end	-	25	-	25	11,581	11,606	3	-
Home Equity – open end	454	165	268	887	53,852	54,739	448	-
Commercial & Industrial – Non- Real Estate	108	36	595	739	36,173	36,912	599	-
Consumer	43	5	-	48	6,585	6,633	-	-
Dealer Finance	1,300	252	189	1,741	73,428	75,169	226	54
Credit Cards	30	8	1	39	2,900	2,939	-	1
Total	$5,683	$7,904	$5,521	$19,108	$597,866	$616,974	$6,904	$198

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days)	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2016
Construction/Land Development	$73	$101	$2,175	$2,349	$73,823	$76,172	$2,805	$-
Farmland	-	-	-	-	12,901	12,901	-	-
Real Estate	2,135	746	774	3,655	169,103	172,758	1,399	81
Multi-Family	-	-	-	-	7,605	7,605	-	-
Commercial Real Estate	139	-	-	139	149,922	150,061	-	-
Home Equity – closed end	101	-	32	133	11,320	11,453	32	-
Home Equity – open end	484	-	69	553	53,867	54,420	279	-
Commercial & Industrial – Non- Real Estate	313	5	-	318	30,988	31,306	70	-
Consumer	35	4	6	45	6,598	6,643	-	-
Dealer Finance	797	187	183	1,167	64,328	65,495	178	26
Credit Cards	18	4	-	22	2,800	2,822	-	-
Total	$4,095	$1,047	$3,239	$8,381	$583,255	$591,636	$4,763	$107

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 6
ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses (in thousands) for the years ended December 31, 2017 and 2016 is as follows:

December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$620	$-	$(214)	$2,547	$1,661	$886
Farmland	34	-	-	(9)	25	-	25
Real Estate	843	-	2	(126)	719	209	510
Multi-Family	23	-	-	(6)	19	-	19
Commercial Real Estate	705	-	13	(236)	482	-	482
Home Equity – closed end	75	7	25	(27)	66	-	66
Home Equity – open end	470	26	53	(288)	209	-	209
Commercial & Industrial – Non-Real Estate	586	179	72	(142)	337	-	337
Consumer	78	136	28	178	148	-	148
Dealer Finance	1,289	1,806	1,143	814	1,440	12	1,428
Credit Cards	59	98	37	54	52	-	52
Total	$7,543	$2,872	$1,373	$-	$6,044	$1,882	$4,162

December 31, 2016	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$4,442	$356	$7	$(712)	$3,381	$1,853	$1,528
Farmland	95	-	-	(61)	34	-	34
Real Estate	806	23	4	56	843	221	622
Multi-Family	71	-	-	(48)	23	-	23
Commercial Real Estate	445	19	135	144	705	-	705
Home Equity – closed end	174	8	-	(91)	75	-	75
Home Equity – open end	634	370	120	86	470	60	410
Commercial & Industrial – Non-Real Estate	1,055	293	267	(443)	586	-	586
Consumer	108	37	19	(12)	78	-	78
Dealer Finance	836	1,081	417	1,117	1,289	20	1,269
Credit Cards	115	74	54	(36)	59	-	59
Total	$8,781	$2,261	$1,023	$-	$7,543	$2,154	$5,389

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans (in thousands) based on impairment method as of December 31, 2017 and 2016:

December 31, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,620	$9,350	$62,270
Farmland	13,606	1,984	11,622
Real Estate	184,546	2,461	182,085
Multi-Family	10,298	-	10,298
Commercial Real Estate	148,906	6,229	142,677
Home Equity – closed end	11,606	-	11,606
Home Equity –open end	54,739	-	54,739
Commercial & Industrial – Non-Real Estate	36,912	-	36,912
Consumer	6,633	8	6,625
Dealer Finance	75,169	78	75,091
Credit Cards	2,939	-	2,939
	$616,974	$20,110	$596,864
Total

December 31, 2016	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$76,172	$9,888	$66,284
Farmland	12,901	-	12,901
Real Estate	172,758	1,974	170,784
Multi-Family	7,605	-	7,605
Commercial Real Estate	150,061	2,910	147,151
Home Equity – closed end	11,453	-	11,453
Home Equity –open end	54,420	-	54,420
Commercial & Industrial – Non-Real Estate	31,306	170	31,136
Consumer	6,643	13	6,630
Dealer Finance	65,495	87	65,408
Credit Cards	2,822	-	2,822
	$591,636	$15,042	$576,594

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of December 31, 2017 and 2016:

December 31, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$690	$12,974	$30,197	$9,165	$3,520	$15,074	$-	$71,620
Farmland	63	-	3,153	4,120	3,793	494	1,983	-	13,606
Real Estate	-	1,512	53,764	101,606	19,734	4,660	3,270	-	184,546
Multi-Family	-	228	4,780	5,111	179	-	-	-	10,298
Commercial Real Estate	-	3,525	45,384	89,195	9,012	634	1,156	-	148,906
Home Equity – closed end	-	-	3,535	5,410	1,279	1,379	3	-	11,606
Home Equity – open end	235	1,598	17,383	30,888	3,945	176	514	-	54,739
Commercial & Industrial (Non-Real Estate)	262	1,595	13,297	19,442	1,480	207	629	-	36,912
Consumer (excluding dealer)	34	490	2,226	88	1,065	2,254	476	-	6,633
Total	$594	$9,638	$156,496	$286,057	$49,652	$13,324	$23,105	$-	$538,866

	Credit Cards	Dealer Finance
Performing	$2,938	$75,116
Non performing	1	53
Total	$2,939	$75,169

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Grade 6 – Watch: Loans are currently protected but are weak due to negative balance sheet or income statement trends. There may be a lack of effective control over collateral or the existence of documentation deficiencies. These loans have potential weaknesses that deserve management’s close attention. Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material weakness. Existing loans that become 60 or more days past due are placed in this category pending a return to current status.

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

Grade 8 – Doubtful: Loans having all the characteristics of a substandard credit, but available information indicates it is unlikely the loan will be repaid in its entirety. Cash flow is insufficient to service the debt. It may be difficult to project the exact amount of loss, but the probability of some loss is great. Loans are to be placed on non-accrual status when any portion is classified doubtful.

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

During the twelve months ended December 31, 2017, the Bank modified 3 loans that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	3	$32	$32
Total	3	$32	$32

As of December 31, 2017, there were 3 loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 90 days past due.

	December 31, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$67	$67
Construction/Land Development	2	1,502	1,502
Total	3	$1,569	$1,569

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

NOTE 8
BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

	2017	2016

Land	$3,883	$3,091
Buildings and improvements	12,384	7,877
Furniture and equipment	9,454	8,257
	25,721	19,225
Less - accumulated depreciation	(9,827)	(8,885)
Net	$15,894	$10,340

Provisions for depreciation of $930 in 2017, $827 in 2016, and $727 in 2015 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 9
OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2017 and 2016:

Other Real Estate Owned
	2017	2016

Balance as of January 1	$2,076	$2,128
Loans transferred to OREO	231	566
Capital improvements	2	24
Sale of OREO	(281)	(623)
Write down of OREO or losses on sale	(44)	(19)
Balance as of December 31	$1,984	$2,076

At December 31, 2017, the balance of real estate owned includes $207 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $103.

NOTE 10           DEPOSITS:

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2017 and 2016 were $13,637 and $7,841. At December 31, 2017, the scheduled maturities of time deposits are as follows:

2018	$66,749
2019	51,434
2020	30,151
2021	9,296
2022 and after	7,640
Total	$165,270

NOTE 11
SHORT-TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2017 and 2016 is summarized as follows:

		Outstanding	Average
	Maximum Outstanding	At	Balance
	at any Month End	Year End	Outstanding	Yield
2017
Federal funds purchased	$8,964	$5,296	$97.17%
FHLB short term	50,000	20,000	20,301.30%
Totals		$25,296	$20,398.31%
2016
Federal funds purchased	$11,421	$-	$637.98%
FHLB short term	50,000	40,000	34,740.12%
Securities sold under agreements to repurchase	4,272	-	2,133.25%
Totals		$40,000	$37,510.15%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 11
SHORT-TERM DEBT (CONTINUED)

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

Securities sold under repurchase agreements are secured transactions with customers and generally mature the day following the date sold. This product was discontinued in 2017.

As of December 31, 2017, the Company had unsecured lines of credit with correspondent banks totaling $41,000, which may be used in the management of short-term liquidity, in which $5,296 was outstanding.

NOTE 12
LONG-TERM DEBT:

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.86% and 1.80% at December 31, 2017 and December 31, 2016, respectively. The balance of these obligations at December 31, 2017 and 2016 were $49,554 and $63,982 respectively. The Company recognized a gain of $504 on prepayment of two FHLB advances totaling $10,000 during the first quarter of 2017 and there were no additional borrowings in 2017. FHLB advances include a $5,000 line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2017, were as follows:

2018	$9,428
2019	6,929
2020	14,429
2021	5,929
2022	2,714
Thereafter	10,125
Total	$49,554

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $170 at December 31, 2017 that is payable in two remaining annual payments on January 1, 2018 and 2019. There was $255 outstanding on this note at December 31, 2016.

VS Title, LLC has a note payable for vehicle purchases with a balance of $9 at December 31, 2017.

NOTE 13
INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2017	2016	2015
Current expense	$3,671	$3,046	$3,227
Deferred expense (benefit)	(152)	53	(341)
Adjustments to deferred tax asset due to change in federal tax rate	811	-	-
Total deferred (benefit) expense	659	53	(341)
Total Income Tax Expense	$4,330	$3,099	$2,886

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 13
INCOME TAX EXPENSE (CONTINUED):

The components of deferred taxes as of December 31, were as follows:

	2017	2016
Deferred Tax Assets:
Allowance for loan losses	$1,265	$2,354
Split Dollar Life Insurance	3	4
Nonqualified deferred compensation	546	856
Low income housing partnerships losses	203	94
Core deposit amortization	108	165
Other real estate owned	173	280
Unfunded pension benefit obligation	1,096	1,633
Total Assets	$3,394	$5,386

	2017	2016
Deferred Tax Liabilities:
Unearned low income housing credits	$180	$307
Depreciation	340	437
Prepaid pension	1,010	1,840
Goodwill tax amortization	559	901
Net unrealized gain (loss) on securities available for sale	(5)	3
Total Liabilities	2 084	3,488
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$1,310	$1,898

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2017	2016	2015

Tax expense at federal statutory rates	$4,511	$4,307	$3,843
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	-	6	8
Partially tax-exempt income	(59)	(41)	(46)
Tax-exempt income	(212)	(217)	(223)
LIH and historic credits	(633)	(896)	(701)
Deferred Tax Asset rate change	811
Other	(88)	(60)	5
Total Income Tax Expense	$4,330	$3,099	$2,886

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2014.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 14
EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2017, 2016 and 2015:

	2017	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning	$12,475	$10,944	$10,777
Service cost	696	632	648
Interest cost	487	453	411
Actuarial (gain) loss	1,620	872	(137)
Benefits paid	(175)	(426)	(754)
Benefit obligation, ending	$15,103	$12,475	$10,945

Change in Plan Assets
Fair value of plan assets, beginning	$12,032	$11,678	$11,684
Actual return on plan assets	1,788	780	(1)
Employer contribution	-	-	750
Benefits paid	(175)	(426)	(755)
Fair value of plan assets, ending	$13,645	$12,032	$11,678
Funded status at the end of the year	$(1,458)	$(443)	$733

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 20, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2017	2016	2015
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$3,760	$4,361	$4,799
Unfunded pension benefit obligation under ASC 325-960	(5,218)	(4,804)	(4,065)
Deferred taxes	1,096	1,633	1,382

Amount recognized in accumulated other
comprehensive income (loss)
Net loss	$(5,260)	$(4,861)	$(4,137)
Prior service cost	42	57	72
Amount recognized	(5,218)	(4,804)	(4,065)
Deferred taxes	1,096	1,633	1,382
Amount recognized in accumulated comprehensive income	$(4,122)	$(3,171)	$(2,683)

Prepaid benefit detail
Benefit obligation	$(15,103)	$(12,475)	$(10,945)
Fair value of assets	13,645	12,032	11,678
Unrecognized net actuarial loss	5,260	4,861	4,138
Unrecognized prior service cost	(42)	(57)	(72)
Prepaid (accrued) benefits	$3,760	$4,361	$4,799

Components of net periodic benefit cost
Service cost	$696	$632	$648
Interest cost	487	452	411
Expected return on plan assets	(851)	(854)	(839)
Amortization of prior service cost	(15)	(15)	(15)
Recognized net actuarial loss	284	223	181
Net periodic benefit cost	$601	$438	$386

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net loss	$399	$724	$522
Amortization of prior service cost	15	15	15
Total recognized in other comprehensive income	$414	$739	$537

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$1,015	$1,177	$923

Additional disclosure information
Accumulated benefit obligation	$10,760	$8,789	$7,601
Vested benefit obligation	$10,750	$8,780	$7,539
Discount rate used for net pension cost	4.00%	4.25%	4.00%
Discount rate used for disclosure	3.50%	4.00%	4.25%
Expected return on plan assets	7.25%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Average remaining service (years)	12	13	13

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2017 or 2016. The Company’s contributions for 2015 was $750,000. The net periodic pension cost of the plan for 2018 will be approximately $629.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2017, and 2016 were 61% equity and 39% fixed and 61% equity and 39% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2017, are as follows:

2018	$1,862
2019	698
2020	264
2021	179
2022	2,867
2023-2027	7,151
$13,021

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. For the plan year ending September 30, 2017 the Company contributed $430 in 2017, $407 in 2016, and $270 in 2015 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 194,018 and 190,271 at December 31, 2017 and 2016, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2016 and 2015

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (in the third year this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $263, $242 and $212 in 2017, 2016 and 2015, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $125 in 2017, $125 in 2016 and $110 in 2015. A liability is accrued for the obligation under the plan and totaled $3,377 and $2,767 at December 31, 2017 and 2016, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $443 and $412 for December 31, 2017 and 2016, respectively.

NOTE 15
CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $1,798 and $680 at December 31, 2017 and 2016, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2017, approximately 80% of the loan portfolio was secured by real estate.

NOTE 16
COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2017 and 2016, the Company had the following commitments outstanding:

	2017	2016
Commitments to extend credit	$170,798	$148,060
Standby letters of credit	1,533	1,089

The Company uses the same credit policies in making commitments to extend credit and issue standby letters of credit as it does for the loans reflected in the consolidated balance sheet.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

The Bank leases four of its branch offices and its loan production office under long term lease arrangements which had initial terms of either three, five or ten years. VBS leased its building until December of 2017 and therefore recorded lease expense in 2017, 2016 and 2015. VST leases three of its offices, the lease expense is included in the following disclosure as well as future lease payments. The North Augusta Branch and the Dealer Finance division office are leases with related parties. The Company considers these lease agreements to be arm's length transactions.

Lease expense was $355, $291 and $281 for 2017, 2016 and 2015, respectively. As of December 31, 2017, the required lease payments for the next five years were as follows:

2018	$177
2019	150
2020	128
2021	110
2022	105

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

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2017, 2016 and 2015.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 17
ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2017	2016

Notional amount	$184	$190
Fair value of contracts, included in other assets	59	26

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans originated by VBS (rate lock commitments) to be sold into the secondary market and best efforts commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the practice of VBS to enter into best efforts commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated hedge relationships. The fair value of the mortgage banking derivatives were estimated based on changes in interest rates from the date of the commitments and were considered immaterial at December 31, 2017 and 2016, and were not recorded on the Company’s balance sheet.

NOTE 18
TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2017	2016

Total loans, beginning of year	$7,486	$7,180
New loans	6,803	4,701
Relationship change	10,403	611
Repayments	(4,315)	(5,006)
Total loans, end of year	$20,377	$7,486

Deposit of executive officers and directors and their affiliates were $7,757 and $4,524 on December 31, 2017 and 2016 respectively.  Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 19
DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers & Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2018, approximately $13,705 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $5,000 in 2017, $5,000 in 2016 and $2,500 in 2015.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities, such as U. S. Treasuries. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivatives

The Company’s derivatives are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 20
FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2017, and 2016 (dollars in thousands):

December 31, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$19,998	$19,998	$-	$-
U.S. Government sponsored enterprises	7,980	-	7,980	-
Mortgage-backed obligations of federal agencies	502	-	502	-
Equity securities	135	-	135	-
Total securities available for sale	$28,615	$19,998	$8,617	-

December 31, 2016	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$24,014	$24,014	$-	$-
Mortgage-backed obligations of federal agencies	634	-	634	-
Equity securities	135	-	135	-
Total securities available for sale	$24,783	$24,014	$769	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by VBS for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by VBS are recorded at lower of cost or market. No market adjustments were required at December 31, 2017 or 2016; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at December 31, 2017, and 2016.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

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
The value of real estate collateral is determined by an independent appraisal utilizing an income or market valuation approach.  The Company discounts appraised value by estimated selling costs to arrive at net fair value. Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 3) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of December 31, 2017, and 2016, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,337	-	-	$3,337
Real Estate	979	-	-	979
Dealer Finance	35	-	-	35
Impaired loans	$4,351	-	-	$4,351

December 31, 2016	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,739	-	-	$4,739
Real Estate	985	-	-	985
Commercial Real Estate	892	-	-	892
Dealer Finance	67	-	-	67
Impaired loans	$6,683	-	-	$6,683

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017 and 2016:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$4,351	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.5%)

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$6,683	Discounted appraised value	Discount for selling costs and marketability	2%-50% (Average 4.7%)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 20             FAIR VALUE MEASUREMENTS (CONTINUED):

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level three input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

December 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,984	-	-	$1,984

December 31, 2016	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,076	-	-	$2,076

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017 and 2016:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$1,984	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$2,076	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 20              FAIR VALUE MEASUREMENTS (CONTINUED):

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

		Fair Value Measurements at December 31, 2017 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$11,907	$11,907	$-	$-	$11,907
Securities	28,740	19,998	8,742	-	28,740
Loans held for sale	39,775	-	39,775	-	39,775
Loans held for investment, net	610,930	-	-	646,703	646,703
Interest receivable	2,007	-	2,007	-	2,007
Bank owned life insurance	13,950	-	13,950	-	13,950
Total	$707,309	$31,905	$64,474	$646,703	$743,082
Liabilities:
Deposits	$569,177	$-	$403,907	$167,210	$571,117
Short-term debt	25,296	-	25,296	-	25,296
Long-term debt	49,733	-	-	49,869	49, 869
Interest payable	260	-	260	-	260
Total	$644,466	$-	$429,463	$217,079	$646,542

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash and cash equivalents	$16,355	$16,355	$-	$-	$16,355
Securities	24,908	24,014	894	-	24,908
Loans held for sale	62,735	-	62,735	-	62,735
Loans held for investment, net	584,093	-	-	598,991	598,991
Interest receivable	1,785	-	1,785	-	1,785
Bank owned life insurance	13,513	-	13,513	-	13,513
Total	$703,389	$40,369	$78,927	$598,991	$718,287
Liabilities:
Deposits	$537,085	$-	$379,857	$158,073	$537,930
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	64,237	-	-	63,945	63,945
Interest payable	228	-	228	-	228
Total	$641,550	$-	$420,085	$222,018	$642,103

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 21
REGULATORY MATTERS

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is no longer obligated to report consolidated regulatory capital. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule and becoming fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 was 1.25% and for 2016 was 0.625%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Reserve Bank Report of Examination, the subsidiary bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital ratios for the Bank are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$95,563	15.41%	$49,614	8.00%	$62,018	10.00%
Tier 1 risk-based ratio	89,519	14.43%	37,211	6.00%	49,614	8.00%
Common equity tier 1	89,519	14.43%	27,908	4.50%	40,312	6.50%
Total assets leverage ratio	89,519	12.07%	29,656	4.00%	37,070	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$93,519	15.08%	$49,615	8.00%	$62,019	10.00%
Tier 1 risk-based ratio	85,976	13.86%	37,212	6.00%	49,615	8.00%
Common equity tier 1	85,976	13.86%	27,909	4.50%	40,312	6.50%
Total assets leverage ratio	85,976	11.83%	29,065	4.00%	36,331	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 22
BUSINESS SEGMENTS:

	December 31, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$33,904	$125	$148	$-	$-	$(82)	$34,095
Service charges on deposits	1,360	-	-	-	-	-	1,360
Investment services and insurance income	1	-	772	-	-	(18)	755
Mortgage banking income, net	-	2,220	-	-	-	-	2,220
Title insurance income	-	279	-	883	-	-	1,162
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on sale of investments	-	(40)	(2)	-	-	-	(42)
Other operating income	2,128	-	-	-	162	(357)	1,933
Total income	37,897	2,584	918	883	162	(457)	41,987
Expenses:
Interest Expense	3,904	75	-	-	-	(82)	3,897
Provision for loan losses	-	-	-	-	-	-	-
Salaries and benefits	12,092	1,733	474	555	-	-	14,854
Other operating expenses	8,942	672	51	172	46	(18)	9,865
Total expense	24,938	2,480	525	727	46	(100)	28,616
Income before income taxes	12,959	104	393	156	116	(357)	13,371
Income tax expense (benefit)	4,316	-	109	-	(95)	-	4,330
Net income	$8,643	$104	$284	$156	$211	$(357)	$9,041
Net income attributable to noncontrolling interest	-	31	-	-	-	-	31
Net Income attributable to F & M Bank Corp.	$8,643	$73	$284	$156	$211	$(357)	$9,010
Total Assets	$754,375	$7,018	$6,749	$811	$90,964	$(106,647)	$753,270
Goodwill	$2,670	$47	$-	$-	$164	$-	$2,881

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 22
BUSINESS SEGMENTS CONTINUED:

	December 31, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$31,949	$55	$152	$-	$-	$(6)	$32,150
Service charges on deposits	1,174	-	-	-	-	-	1,174
Investment services and insurance income	1	-	470	-	-	(30)	441
Mortgage banking income, net	-	2,565	-	-	-	-	2,565
Title insurance income	-	-	-	-	-	-	-
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	2,353	-	-	-	-	(951)	1,402
Total income	35,477	2,620	622	-	-	(987)	37,732
Expenses:
Interest Expense	3,605	-	-	-	-	(6)	3,599
Provision for loan losses	-	-	-	-	-	-	-
Salaries and benefits	11,123	1,387	290	-	-	-	12,800
Other operating expenses	8,139	586	66	-	1	(320)	8,472
Total expense	22,867	1,973	356	-	1	(326)	24,871
Income before income taxes	12,610	647	266	-	(1)	(661)	12,861
Income tax expense (benefit)	3,290	-	58	-	(249)	-	3,099
Net income	$9,320	$647	$208	$-	$248	$(661)	$9,762
Net income attributable to noncontrolling interest	-	194	-	-	-	-	194
Net Income attributable to F & M Bank Corp.	$9,320	$453	$208	$-	$248	$(661)	$9,568
Total Assets	$748,273	$7,487	$6,476	$-	$87,449	$(104,796)	$744,889
Goodwill	$2,670	$-	$-	$-	$-	$-	$2,670

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 22
BUSINESS SEGMENTS CONTINUED:

	December 31, 2015
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$29,206	$51	$152	$-	$-	$(5)	$29,404
Service charges on deposits	963	-	-	-	-	-	963
Investment services and insurance income	2	-	522	-	-	(14)	510
Mortgage banking income, net	-	2,066	-	-	-	-	2,066
Title insurance income	-	-	-	-	-	-	-
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	2,142	-	-	-	5	(893)	1,254
Total income	32,313	2,117	674	-	5	(912)	34,197
Expenses:
Interest Expense	2,881	-	-	-	-	(5)	2,876
Provision for loan losses	300	-	-	-	-	-	300
Salaries and benefits	10,056	1,103	298	-	-	-	11,457
Other operating expenses	7,887	466	35	-	21	(312)	8,097
Total expense	21,124	1,569	333	-	21	(317)	22,730
Income before income taxes	11,189	548	341	-	(16)	(595)	11,467
Income tax expense (benefit)	2,948	-	129	-	(191)	-	2,886
Net income	$8,241	$548	$212	$-	$175	$(595)	$8,581
Net income attributable to noncontrolling interest	-	164	-	-	-	-	164
Net Income attributable to F & M Bank Corp.	$8,241	$384	$212	$-	$175	$(595)	$8,417
Total Assets	$669,968	$2,180	$6,269	$-	$84,897	$(97,957)	$665,357
Goodwill	$2,670	$-	$-	$-	$-	$-	$2,670

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 23PARENT COMPANY ONLY FINANCIAL STATEMENTS:

Balance Sheets
December 31, 2017 and 2016

	2017	2016
Assets
Cash and cash equivalents	$917	$1,155
Investment in subsidiaries	88,967	85,481
Securities available for sale	135	135
Income tax receivable (including due from subsidiary)	565	-
Goodwill and intangibles	380	-
Total Assets	$90,964	$86,771

Liabilities
Income tax payable (including due from subsidiary)	$-	$313
Deferred income taxes	177	307
Accrued expenses	86	-
Demand obligations for low income housing investment	-	162
Total Liabilities	$263	$782

Stockholders’ Equity
Preferred stock par value $5 per share, 400,000 shares authorized, 324,150 and 327,350 issued and outstanding at December 31, 2017 and 2016, respectively.	$7,529	$7,609
Common stock par value $5 per share, 6,000,000 shares authorized, 3,255,036 and 3,270,315 shares issued and outstanding for 2016 and 2015, respectively	16,275	16,352
Additional paid in capital	10,225	10,684
Retained earnings	60,814	54,509
Accumulated other comprehensive income (loss)	(4,142)	(3,165)
Total Stockholders' Equity	90,701	85,989
Total Liabilities and Stockholders' Equity	$90,964	$86,771

Statements of Income
For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income
Dividends from affiliate	$5,000	$5,000	$2,500
Net limited partnership income (loss)	162	-	5
Total Income	5,162	5,000	2,505

Expenses
Total Expenses	47	1	21

Net income before income tax expense (benefit)
and undistributed subsidiary net income	5,115	4,999	2,484

Income Tax Expense (Benefit)	(95)	(249)	(191)

Income before undistributed subsidiary
net income	5,210	5,248	2,675

Undistributed subsidiary net income	3,800	4,320	5,742

Net Income F&M Bank Corp.	$9,010	$9,568	$8,417

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 23
PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Cash Flows from Operating Activities
Net income	$9,010	$9,568	$8,417
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(3,800)	(4,320)	(5,742)
Deferred tax (benefit) expense	(112)	5	(81)
Decrease (increase) in other assets	(1,256)	-	1,300
Increase (decrease) in other liabilities	(77)	(535)	(143)
Net Cash Provided by Operating Activities	3,765	4,718	3,751

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Repurchase of preferred stock	(101)	(1,961)
Repurchase of common stock	(712)	(577)	(289)
Proceeds from issuance of common stock	197	183	146
Dividends paid in cash	(3,387)	(3,115)	(2,915)
Net Cash Used in Financing Activities	(4,003)	(5,470)	(3,058)

Net (Decrease) increase in Cash and Cash Equivalents	(238)	(752)	693

Cash and Cash Equivalents, Beginning of Year	1,155	1,907	1,214
Cash and Cash Equivalents, End of Year	$917	$1,155	$1,907

NOTE 24
INVESTMENT IN VBS MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (formerly Valley Broker Services, DBA VBS Mortgage). VBS originates both conventional and government sponsored mortgages for sale in the secondary market. Accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VBS Mortgage, LLC and reflected the issued and outstanding interest not held by the Company in its consolidated financial statements as noncontrolling interest.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2017 and 2016

NOTE 25
INVESTMENT IN VS TITLE, LLC

On January 1, 2017, the Bank acquired a 76% ownership interest in VS Title, LLC (VST). VST provides title insurance services to the customers in our market area, including VBS Mortgage and the Bank. VBS Mortgage is the minority owner in VST and accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VST, however there is no noncontrolling interest reflected as the 24% is included in VBS Mortgage’s income.

NOTE 26 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table:

dollars in thousands	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December, 31, 2014	3	(2,330)	(2,327)
Change in unrealized securities gains (losses), net of tax	1	-	1
Change in unfunded pension liability, net of tax	-	(354)	(354)
Balance at December, 31, 2015	4	(2,684)	(2,680)
Change in unrealized securities gains (losses), net of tax	2	-	2
Change in unfunded pension liability, net of tax	-	(487)	(487)
Balance at December, 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(26)	-	(26)
Change in unfunded pension liability, net of tax	-	(951)	(951)
Balance at December, 31, 2017	$(20)	$(4,122)	$(4,142)

There were no reclassifications adjustments reported on the consolidated statements of income during 2015, 2016 or 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited F&M Bank Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended of the Company and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financialreporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance thattransactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C., Winchester, Virginia
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
F & M Bank Corp. and Subsidiaries
Timberville, Virginia

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of F&M Bank Corp. and Subsidiaries (the “Company”) for the year ended December 31, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of F&M Bank Corp. and Subsidiaries’ results of operations and cash flows for the year ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

/s/ Elliott Davis, PLLC

Raleigh, North Carolina
March 29, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for the preparation and fair presentation of the financial statements included in the annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgements and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour’s attestation report on the Company’s internal control over financial reporting is included in Item 8 “Financial Statements and Supplemental Data” on this Form 10-K.

Item 9A. Controls and Procedures, continued

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The Company's independent registered public accounting firm has also issued an attestation report on the effectiveness of internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Shareholders to be held May 12, 2018 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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
Consent of Elliott Davis, PLLC
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

PART IV

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

F & M Bank Corp.
(Registrant)

By:	/s/ Dean W. Withers	March 16, 2018
	Dean W. Withers	Date
Director and Chief Executive Officer

By:	/s/ Carrie A. Comer	March 16, 2018
	Carrie A. Comer	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 16, 2018
Larry A. Caplinger

/s/ John N. Crist	Director	March 16, 2018
John N. Crist

/s/ Ellen R. Fitzwater	Director, Chair	March 16, 2018
Ellen R. Fitzwater

/s/ Daniel J. Harshman	Director	March 16, 2018
Daniel J. Harshman

/s/ Richard S. Myers	Director	March 16, 2018
Richard S. Myers

/s/ Michael W. Pugh	Director	March 16, 2018
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 16, 2018
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 16, 2018
Ronald E. Wampler

/s/ E. Ray Burkholder	Director	March 16, 2018
E. Ray Burkholder

/s/ Peter H. Wray	Director	March 16, 2018
Peter H. Wray