Form 10-Q
period 2018-03-31
F&M BANK CORP
filed 2018-05-10
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑           Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Stock, par value - $5	3,254,471 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017*
	(Unaudited)

Assets
Cash and due from banks	$8,481	$10,622
Money market funds	886	1,285
Federal funds sold	-	-
Cash and cash equivalents	9,367	11,907
Securities:
Held to maturity – fair value of $125 in 2018 and 2017	125	125
Available for sale	8,312	28,615
Other investments	11,601	12,503
Loans held for sale	33,231	39,775
Loans held for investment	622,722	616,974
Less: allowance for loan losses	(6,415)	(6,044)
Net loans held for investment	616,307	610,930

Other real estate owned, net	2,028	1,984
Bank premises and equipment, net	16,799	15,894
Interest receivable	2,055	2,007
Goodwill	2,956	2,881
Bank owned life insurance	14,057	13,950
Other assets	12,150	12,699
Total assets	$728,988	$753,270

Liabilities
Deposits:
Noninterest bearing	$163,285	$162,233
Interest bearing	405,315	406,944
Total deposits	568,600	569,177

Short-term debt	3,640	25,296
Accrued liabilities	16,545	17,789
Long-term debt	48,542	49,733
Total liabilities	637,327	661,995

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 324,150 issued and
outstanding for March 31, 2018 and December 31, 2017, respectively	7,529	7,529
Common stock, $5 par value, 6,000,000 shares authorized,
3,255,871 and 3,255,036 shares issued and outstanding
for March 31, 2018 and December 31, 2017, respectively	16,279	16,275
Additional paid in capital – common stock	10,249	10,225
Retained earnings	61,323	60,814
Noncontrolling interest in consolidated subsidiaries	538	574
Accumulated other comprehensive loss	(4,257)	(4,142)
Total stockholders’ equity	91,661	91,275
Total liabilities and stockholders’ equity	$728,988	$753,270

*2017 Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2018	2017
Interest and fees on loans held for investment	$8,481	$7,703
Interest and fees on loans held for sale	150	174
Interest from money market funds and federal funds sold	20	57
Interest on debt securities – taxable	92	76
Total interest and dividend income	8,743	8,010

Interest expense
Total interest on deposits	739	616
Interest from short-term debt	10	9
Interest from long-term debt	230	281
Total interest expense	979	906

Net interest income	7,764	7,104

Provision for Loan Losses	680	-
Net Interest Income After Provision for Loan Losses	7,084	7,104

Noninterest income
Service charges on deposit accounts	366	315
Investment services and insurance income	197	174
Mortgage banking income, net	520	500
Title insurance income	256	199
Income on bank owned life insurance	110	112
Low income housing partnership losses	(192)	(185)
ATM and check card fees	347	330
Gain on prepayment of long-term debt	-	504
Loss on sale of other investments	-	(42)
Other operating income	129	138
Total noninterest income	1,733	2,045

Noninterest expense
Salaries	3,100	2,642
Employee benefits	923	953
Occupancy expense	251	249
Equipment expense	258	186
FDIC insurance assessment	48	90
Other real estate owned, net	(15)	14
Marketing expense	102	135
Legal and professional fees	104	96
ATM and check card fees	161	168
Telecommunication and data processing expense	334	323
Directors fees	114	127
Bank franchise tax	166	160
Other operating expenses	931	811
Total noninterest expense	6,477	5,954

Income before income taxes	2,340	3,195
Income tax expense	379	877
Net Income	1,961	2,318
Net loss attributable to noncontrolling interest	11	27
Net Income attributable to F & M Bank Corp.	$1,972	$2,345
Dividends paid/accumulated on preferred stock	103	104
Net income available to common stockholders	$1,869	$2,241

Per Common Share Data
Net income – basic	$.57	$.68
Net income – diluted	$.55	$.65
Cash dividends on common stock	$.45	$.22
Weighted average common shares outstanding – basic	3,255,291	3,271,272
Weighted average common shares outstanding – diluted	3,615,422	3,634,958

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net Income	$1,972	$2,345

Other comprehensive (loss):
Unrealized holding gains (losses)
on available-for-sale securities	(146)	(2)
Tax effect	31	1
Unrealized holding (losses), net of tax	(115)	(1)
Total other comprehensive income (loss)	(115)	(1)
Total comprehensive income	$1,857	$2,344

Comprehensive income (loss) attributable to noncontrolling interests	$(11)	$(27)

Comprehensive income attributable to F&M Bank Corp.	$1,846	$2,317

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Balance, beginning of period	$91,275	$86,682

Comprehensive income
Net income – F & M Bank Corp	1,972	2,345
Net income (loss) attributable to noncontrolling interest	(11)	(27)
Other comprehensive income (loss)	(115)	(1)
Total comprehensive income	1,846	2,317

Minority interest capital distributions	(25)	(150)
Issuance of common stock	101	61
Repurchase of common stock	(72)	-
Dividends paid	(1,464)	(820)
Balance, end of period	$91,661	$88,090

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,972	$2,345
Reconcile net income to net cash provided by operating activities:
Depreciation	265	202
Amortization of intangibles	17	-
(Accretion) amortization of securities	(1)	2
Proceeds from loans held for sale originated	11,882	17,183
Gain on sale of loans held for sale originated	(520)
Loans held for sale originated	(11,362)	(17,908)
Provision for loan losses	680	-
Benefit (expense) for deferred taxes	143	341
Gain on prepayment of long-term debt	-	(504)
Increase in interest receivable	(48)	(33)
Decrease in other assets	607	367
Decrease in accrued liabilities	(1,463)	(317)
Amortization of limited partnership investments	192	185
Income from life insurance investment	(110)	(112)
Loss on sale of investments	-	42
Gain on foreclosure of and valuation adjustments for other real estate owned	(34)	-
Net cash provided by operating activities	2,220	1,793

Cash flows from investing activities
Purchase of investments available for sale and other investments	-	(20,053)
Purchase of title insurance company	(75)	(304)
Proceeds from maturity of investments available for sale	20,868	21,288
Proceeds from the sale of other investments	-	55
Net decrease (increase) in loans held for investment	(6,067)	404
Net decrease in loans held for sale participations	6,543	25,761
Net purchase of property and equipment	(1,170)	(1,214)
Net cash provided by investing activities	20,099	25,937

Cash flows from financing activities
Net change in deposits	(577)	(525)
Net change in short-term debt	(21,656)	(20,000)
Dividends paid in cash	(1,464)	(820)
Proceeds from issuance of common stock	101	61
Repurchase of common stock	(72)	-
Repayments of long-term debt	(1,191)	(10,688)
Net cash (used in) financing activities	(24,859)	(31,972)

Net decrease in Cash and Cash Equivalents	(2,540)	(4,242)
Cash and cash equivalents, beginning of period	11,907	16,355
Cash and cash equivalents, end of period	$9,367	$12,113
Supplemental Cash Flow information:
Cash paid for:
Interest	$975	$905
Taxes	-	1,980
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	10	-
Loans originated for the sale of other real estate owned	-	-
Change in unrealized gain (loss) on securities available for sale	(115)	(1)

 See notes to unaudited consolidated financial statements

DOLLARS ARE REPORTED IN THOUSANDS THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Note 1    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of F&M Bank Corp. (“the Company”) include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc.(TEB), Farmers & Merchants Financial Services, Inc (FMFS), F&M Mortgage and VSTitle, LLC. VSTitle, LLC acquired a small title company in Harrisonburg with two employees on January 1, 2018.

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles, fair value, the valuation of deferred tax assets and liabilities, pension accounting and valuation of foreclosed real esate. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the quarter ended
	March 31, 2018	March 31, 2017
Earnings available to common stockholders:
Net income	$1,961	$2,318
Noncontrolling interest income (loss)	(11)	(27)
Preferred stock dividends	103	104
Net income available to common stockholders	$1,870	$2,241

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Three months ended
	March 31, 2018			March 31, 2017
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,870	3,255,291	$0.57	$2,241	3,271,272	$0.68
Effect of Dilutive Securities:
Convertible Preferred Stock	103	(360,131)	(0.02)	104	(363,686)	(0.03)
Diluted EPS	$1,972	3,615,422	$0.55	$2,345	3,634,958	$0.65

Note 2.    Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
U. S. Treasuries	$125	$-	$-	$125
December 31, 2017
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U. S. Government sponsored enterprises	$7,999	$-	$163	$7,836
Mortgage-backed obligations of federal agencies	484	-	8	476
Total Securities Available for Sale	$8,483	$-	$171	$8,312

December 31, 2017
U. S. Treasuries	$19,998	$-	$-	$19,998
U. S. Government sponsored enterprises	7,999	-	19	7,980
Mortgage-backed obligations of federal agencies	508	-	6	502
Equity securities1	135	-	-	135
Total Securities Available for Sale	$28,640	$-	$25	$28,615
1Transferred to other investments on January 1, 2018 upon adoption of ASU 2016-01.

The amortized cost and fair value of securities at March 31, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$-	$-
Due after one year through five years	-	-	7,999	7,836
Due after five years	-	-	484	476
Due after ten years	-	-	-	-
Total	$125	$125	$8,483	$8,312

Note 2.    Investment Securities, continued

There were no gains and losses on sales of available for sale securities in the first quarter of 2018 or 2017. There were also no securities with other than temporary impairment.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of March 31, 2018 and December 31, 2017 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U. S. Government sponsored enterprises	$7,836	$(163)	$-	$-	$7,836	$(163)
Mortgage-backed obligations of federal agencies	476	(8)	-	-	476	(8)
Total	$8,312	$(171)	$-	$-	$8,312	$(171)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U. S. Government sponsored enterprises	$3,981	$(19)	$-	$-	$3,981	$(19)
Mortgage-backed obligations of federal agencies	502	(6)	-	-	502	(6)
Total	$4,483	$(25)	$-	$-	$4,483	$(25)

Other investments, which consist of investments in eighteen low-income housing and historic equity partnerships (carrying basis of $7,215), stock in the Federal Home Loan Bank (carrying basis $2,783) and various other investments (carrying basis $1,603). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2018. At March 31, 2018, the Company was committed to invest an additional $4,081 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet. During the first quarter of 2017, both Farmers & Merchants Financial Services and VBS Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $42.

Note 3.    Loans

Loans held for investment outstanding at March 31, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	2018	2017
Construction/Land Development	$67,210	$71,620
Farmland	13,811	13,606
Real Estate	185,548	184,546
Multi-Family	10,218	10,298
Commercial Real Estate	155,258	148,906
Home Equity – closed end	11,164	11,606
Home Equity – open end	55,117	54,739
Commercial & Industrial – Non-Real Estate	38,263	36,912
Consumer	5,622	6,633
Dealer Finance	77,689	75,169
Credit Cards	2,822	2,939
Total	$622,722	$616,974

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $198,793 and $218,523 as of March 31, 2018 and December 31, 2017, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.    Loans, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment1	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$4,478	$5,038	$-	$4,352	$5,269	$-
Farmland	1,984	1,984	-	1,984	1,984	-
Real Estate	1,180	1,180	-	1,273	1,273	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,303	1,303	-	6,229	6,229	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	8	8	-
Credit cards	-	-	-	-	-	-
Dealer Finance	32	32	-	31	31	-
	8,977	9,537		13,877	15,141	-
Impaired loans with a valuation allowance
Construction/Land Development	6,809	6,809	2,066	4,998	4,998	1,661
Farmland	-	-	-	-	-	-
Real Estate	1,259	1,259	261	1,188	1,188	209
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	4,917	4,917	133	-	-	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	13	13	2	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	166	166	12	47	47	12
	13,164	13,164	2,474	6,233	6,233	1,882
Total impaired loans	$22,141	$22,701	$2,474	$20,110	$21,374	$1,882

1The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of March 31, 2018 and December 31, 2017 were $33,231 and $39,775, respectively.

Note 3.    Loans, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	March 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$5,154	$34	$4,969	$382
Farmland	1,984	-	1,921	62
Real Estate	1,227	17	878	57
Multi-Family	-	-	-	-
Commercial Real Estate	3,766	5	1,682	44
Home Equity – closed end	-	-	-	-
Home Equity – open end	174	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	124	-
Consumer	4	-	10	-
Credit cards	-	-	-	-
Dealer Finance	31	1	24	3
	12,340	57	9,955	548

Impaired loans with a valuation allowance
Construction/Land Development	5,903	34	5,911	258
Farmland	-	-	-	-
Real Estate	1,224	18	1,194	49
Multi-Family	-	-	-	-
Commercial Real Estate	2,459	68	-	-
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	7	1	-	-
Credit cards	-	-	-	-
Dealer Finance	106	4	56	3
	9,699	125	7,161	310
Total impaired loans	$22,039	$182	$17,116	$858

Note 3.    Loans, continued

The following table presents the aging of the recorded investment of past due loans (in thousands) as of March 31, 2018 and December 31, 2017:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
March 31, 2018
Construction/Land Development	$187	$2,521	$3,794	$6,502	$60,708	$67,210	$4,433	$-
Farmland	-	1,984	-	1,984	11,827	13,811	-	-
Real Estate	3,182	1,072	427	4,681	180,867	185,548	1,137	302
Multi-Family	280	-	-	280	9,938	10,218	-	-
Commercial Real Estate	6,524	-	-	6,524	148,734	155,258	1,008	-
Home Equity – closed end	45	18	-	63	11,101	11,164	2	-
Home Equity – open end	234	265	86	585	54,532	55,117	190	-
Commercial & Industrial – Non- Real Estate	119	274	465	858	37,405	38,263	532	-
Consumer	42	10	-	52	5,570	5,622	-	-
Dealer Finance	773	170	65	1,008	76,681	77,689	126	-
Credit Cards	22	5	-	27	2,795	2,822	-	-
Total	$11,408	$6,319	$4,837	$22,564	$600,158	$622,722	$7,428	$302

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2017
Construction/Land Development	$167	$5,459	$3,908	$9,534	$62,086	$71,620	$3,908	$-
Farmland	-	-	-	-	13,606	13,606	-	-
Real Estate	2,858	1,954	560	5,372	179,174	184,546	1,720	143
Multi-Family	179	-	-	179	10,119	10,298	-	-
Commercial Real Estate	544	-	-	544	148,362	148,906	-	-
Home Equity – closed end	-	25	-	25	11,581	11,606	3	-
Home Equity – open end	454	165	268	887	53,852	54,739	448	-
Commercial & Industrial – Non- Real Estate	108	36	595	739	36,173	36,912	599	-
Consumer	43	5	-	48	6,585	6,633	-	-
Dealer Finance	1,300	252	189	1,741	73,428	75,169	226	54
Credit Cards	30	8	1	39	2,900	2,939	-	1
Total	$5,683	$7,904	$5,521	$19,108	$597,866	$616,974	$6,904	$198

At March 31, 2018 and December 31, 2017, other real estate owned included $177 and $207 of foreclosed residential real estate, respectively. The Company has $964 of consumer mortgages for which foreclosure is in process at March 31, 2018.

Nonaccrual loans at March 31, 2018 would have earned approximately $97 in interest income for the quarter had they been accruing loans.

Note 4.    Allowance for Loan Losses

A summary of changes in the allowance for loan losses (in thousands) for March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$19	$122	$198	$2,848	$2,066	$782
Farmland	25	-	-	56	81	-	81
Real Estate	719	20	-	58	757	261	496
Multi-Family	19	-	-	5	24	-	24
Commercial Real Estate	482	-	1	125	608	133	475
Home Equity – closed end	66	3	2	(13)	52	-	52
Home Equity – open end	209	-	-	(11)	200	-	200
Commercial & Industrial – Non-Real Estate	337	17	54	(145)	229	-	229
Consumer	148	4	3	(68)	79	2	77
Dealer Finance	1,440	651	229	413	1,431	12	1,419
Credit Cards	52	15	9	60	106	-	106
Total	$6,044	$729	$420	$680	$6,415	$2,474	$3,941

December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$620	$-	$(214)	$2,547	$1,661	$886
Farmland	34	-	-	(9)	25	-	25
Real Estate	843	-	2	(126)	719	209	510
Multi-Family	23	-	-	(6)	19	-	19
Commercial Real Estate	705	-	13	(236)	482	-	482
Home Equity – closed end	75	7	25	(27)	66	-	66
Home Equity – open end	470	26	53	(288)	209	-	209
Commercial & Industrial – Non-Real Estate	586	179	72	(142)	337	-	337
Consumer	78	136	28	178	148	-	148
Dealer Finance	1,289	1,806	1,143	814	1,440	12	1,428
Credit Cards	59	98	37	54	52	-	52
Total	$7,543	$2,872	$1,373	$-	$6,044	$1,882	$4,162

Note 4.    Allowance for Loan Losses, continued

March 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,210	$11,287	$55,923
Farmland	13,811	1,984	11,827
Real Estate	185,548	2,439	183,109
Multi-Family	10,218	-	10,218
Commercial Real Estate	155,258	6,220	149,038
Home Equity – closed end	11,164	-	11,164
Home Equity –open end	55,117	-	55,117
Commercial & Industrial – Non-Real Estate	38,263	-	38,263
Consumer	5,622	13	5,609
Dealer Finance	77,689	198	77,491
Credit Cards	2,822	-	2,822
Total	$622,722	$22,141	$600,581

The following table presents the recorded investment in loans (in thousands) based on impairment method as of March 31, 2018 and December 31, 2017:

December 31, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$71,620	$9,350	$62,270
Farmland	13,606	1,984	11,622
Real Estate	184,546	2,461	182,085
Multi-Family	10,298	-	10,298
Commercial Real Estate	148,906	6,229	142,677
Home Equity – closed end	11,606	-	11,606
Home Equity –open end	54,739	-	54,739
Commercial & Industrial – Non-Real Estate	36,912	-	36,912
Consumer	6,633	8	6,625
Dealer Finance	75,169	78	75,091
Credit Cards	2,939	-	2,939
Total	$616,974	$20,110	$596,864

Note 4.    Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of March 31, 2108 and December 31, 2017:

March 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,038	$15,513	$27,754	$9,808	$1,128	$11,969	$-	$67,210
Farmland	63	-	3,804	3,707	3,760	493	1,984	-	13,811
Real Estate	-	1,362	54,076	101,518	19,590	4,582	4,420	-	185,548
Multi-Family	-	207	2,895	6,940	176	-	-	-	10,218
Commercial Real Estate	-	3,132	45,920	88,382	9,227	2,090	6,507	-	155,258
Home Equity – closed end	-	-	3,698	5,209	918	1,337	2	-	11,164
Home Equity – open end	200	2,138	18,594	29,912	3,694	338	241	-	55,117
Commercial & Industrial (Non-Real Estate)	246	1,788	13,861	19,009	2,222	573	564	-	38,263
Consumer (excluding dealer)	31	482	314	1,008	1,033	2,341	413	-	5,622
Total	$540	$10,147	$158,675	$283,439	$50,428	$12,882	$26,100	$-	$542,211

	Credit Cards	Dealer Finance
Performing	$2,822	$77,624
Non performing	-	65
Total	$2,822	$77,689

Note 4.    Allowance for Loan Losses, continued

December 31, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$690	$12,974	$30,197	$9,165	$3,520	$15,074	$-	$71,620
Farmland	63	-	3,153	4,120	3,793	494	1,983	-	13,606
Real Estate	-	1,512	53,764	101,606	19,734	4,660	3,270	-	184,546
Multi-Family	-	228	4,780	5,111	179	-	-	-	10,298
Commercial Real Estate	-	3,525	45,384	89,195	9,012	634	1,156	-	148,906
Home Equity – closed end	-	-	3,535	5,410	1,279	1,379	3	-	11,606
Home Equity – open end	235	1,598	17,383	30,888	3,945	176	514	-	54,739
Commercial & Industrial (Non-Real Estate)	262	1,595	13,297	19,442	1,480	207	629	-	36,912
Consumer (excluding dealer)	34	490	2,226	88	1,065	2,254	476	-	6,633
Total	$594	$9,638	$156,496	$286,057	$49,652	$13,324	$23,105	$-	$538,866

	Credit Cards	Dealer Finance
Performing	$2,938	$75,116
Non performing	1	53
Total	$2,939	$75,169

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

Note 5.    Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2018.

 The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017

Service cost	$192	$174
Interest cost	124	122
Expected return on plan assets	(231)	(213)
Amortization of prior service cost	(4)	(4)
Amortization of net loss	76	71
Net periodic pension cost	$157	$150

The service cost component of net periodic benefit cost is included in salaries and benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

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

Level 1 —
Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 —
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.
Level 3 —
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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$-	$-	$-	$-
U. S. Government sponsored enterprises	7,836		7,836
Mortgage-backed obligations of federal agencies	476	-	476	-
Equity securities	135	-	135	-
Total securities available for sale	$8,447	-	$8,447	-

December 31, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$19,998	$19,998	$-	$-
U. S. Government sponsored enterprises	7,980	-	7,980	-
Mortgage-backed obligations of federal agencies	502	-	502	-
Equity securities	135	-	135	-
Total securities available for sale	$28,615	$19,998	$8,617	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at March 31, 2018 or December 31, 2017; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed purchase price, the book value of these loans approximates fair value at March 31, 2018 and December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,743	-	-	$4,743
Real Estate	998	-	-	998
Commercial Real Estate	4,784			4,784
Consumer	11			11
Dealer Finance	154	-	-	154
Impaired loans	$10,690	-	-	$10,690

December 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,337	-	-	$3,337
Real Estate	979	-	-	979
Dealer Finance	35	-	-	35
Impaired loans	$4,351	-	-	$4,351

Note 6.    Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for March 31, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 10,690	Discounted appraised value	Discount for selling costs and marketability	2%-19% (Average 6.0%)

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 4,351	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.5%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

March 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,028	-	-	$2,028

December 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,984	-	-	$1,984

The following table presents information about Level 3 Fair Value Measurements for March 31, 2018:

(dollars in thousands)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 2,028	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$ 1,984	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7.    Disclosures About Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for March 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2018 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2018
Assets:
Cash and cash equivalents	$9,367	$9,367	$-	$-	$9,367
Securities	8,572	-	8,572	-	8,572
Loans held for sale	33,231	-	33,231	-	33,231
Loans held for investment, net	616,307	-	-	609,019	609,019
Interest receivable	2,055	-	2,055	-	2,055
Bank owned life insurance	14,057	-	14,057	-	14,057
Total	$683,589	$9,367	$57,915	$609,019	$676,301
Liabilities:
Deposits	$568,600	$-	$403,061	$167,604	$570,665
Short-term debt	3,640	-	3,640	-	3,640
Long-term debt	48,542	-	-	48,671	48,671
Interest payable	264	-	264	-	264
Total	$621,046	$-	$406,965	$216,275	$623,240

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for March 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

Note 7.    Disclosures About Fair Value of Financial Instruments, continued

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

During the three months ended March 31, 2018, there were ten loan modifications that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$1,008	$1,008
Consumer	9	133	133
Total	10	$1,141	$1,141

At March 31, 2018, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the three months ended March 31, 2017, there were no loan modifications that were considered to be troubled debt restructurings. At March 31, 2017, there were also no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

Note 9.    Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following table:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(115)	-	(115)
Change in unfunded pension liability, net of tax	-	-	-
Balance at March 31, 2018	$(135)	$(4,122)	$(4,257)

There were no reclassifications adjustments reported on the consolidated statements of income during 2017 or 2018.

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

	Three Months Ended March 31, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,704	$29	$35	$-	$-	$(25)	$8,743
Service charges on deposits	366	-	-	-	-	-	366
Investment services and insurance income	-	-	203	-	-	(6)	197
Mortgage banking income, net	-	520	-	-	-	-	520
Title insurance income	-	61	-	195	-	-	256
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	393	1	-	-	-	-	394
Total income	9,463	611	238	195	-	(31)	10,476
Expenses:
Interest Expense	981	23	-	-	-	(25)	979
Provision for loan losses	680	-	-	-	-	-	680
Salary and benefit expense	3,297	414	146	166	-	-	4,023
Other operating expenses	2,176	212	10	48	14	(6)	2,454
Total expense	7,134	649	156	214	14	(31)	8,136
Income before income taxes	2,329	(38)	82	(19)	(14)	-	2,340
Income tax expense (benefit)	141	-	15	-	223	-	379
Net income (loss)	2,188	(38)	67	(19)	(237)	-	1,961
Net (income) loss attributable to noncontrolling interest	-	11	-	-	-	-	11
Net Income attributable to F & M Bank Corp.	$2,188	$(27)	$67	$(19)	$(237)	$-	$1,972
Total Assets	$731,512	$8,552	$6,972	$574	$91,591	$(110,213)	$728,988
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

Note 10.    Business Segments, continued

	Three Months Ended March 31, 2017
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$7,960	$35	$37	$-	$-	$(22)	$8,010
Service charges on deposits	315	-	-	-	-	-	315
Investment services and insurance income	-	-	174	-	-	-	174
Mortgage banking income, net	-	500	-	-	-	-	500
Title insurance income	-	-	-	199	-	-	199
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on investments	-	(40)	(2)	-	-	-	(42)
Other operating income	395	-	-	-	-	-	395
Total income	9,174	495	209	199	-	(22)	10,055
Expenses:
Interest Expense	907	21	-	-	-	(22)	906
Provision for loan losses	-	-	-	-	-	-	-
Salary and benefit expense	3,008	314	116	157	-	-	3,595
Other operating expenses	2,059	241	3	53	3	-	2,359
Total expense	5,974	576	119	210	3	(22)	6,860
Income before income taxes	3,200	(81)	90	(11)	(3)	-	3,195
Income tax expense (benefit)	868	-	27	-	(18)	-	877
Net income (loss)	2,332	(81)	$63	$(11)	$15	$-	$2,318
Net (income) loss attributable to noncontrolling interest	-	27	-	-	-	-	$27
Net Income attributable to F & M Bank Corp.	$2,332	$(54)	$63	$(11)	$15	$-	$2,345
Total Assets	$717,578	$3,822	$6,670	$500	$88,991	$(102,675)	$714,886
Goodwill	$2,670	$-	$-	$-	$304	$-	$2,974

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

Short-term debt totaled $3,640 and $25,296 at March 31, 2018 and December 31, 2017, respectively, due to the cyclical decline in the loans held for sale participation program.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.39%; the weighted average interest rate was 1.87% and 1.86% at March 31, 2018 and December 31, 2017, respectively. The balance of these obligations at March 31, 2018 and December 31, 2017 were $48,446 and $49,554 respectively. The Company recognized a gain of $504 on prepayment of two FHLB advances totaling $10,000 during the first quarter of 2017. There were no new borrowings in 2017 or 2018. These advances include a $5,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $85 at March 31, 2018 that is payable on January 1, 2019. There was $170 outstanding on this note at December 31, 2017.

VSTitle, LLC has a note payable for vehicle purchases with a balance of $11 at March 31, 2018.

Note 12.    Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Note 12.    Revenue Recognition, continued

Investment Services and Insurance Income

Investment services and insurance income primarily consists of commissions received on mutual funds and other investment sales. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation.

Title Insurance Income

VSTitle provides title insurance and real estate settlement services. Revenue is recognized at the time the real estate transaction is completed

ATM and Check Card Fees

ATM and Check Card Fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

Other

Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
Other service charges include revenue from processing wire transfers, online payment fees, cashier’s checks, mobile banking fees and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Note 12.    Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017. Noninterest income out-of-scope of Topic 606 includes losses on low income housing investments and therefore results in a loss in 2018. Noninterest income out-of-scope of Topic 606 in 2017 included onetime gains on prepayment of debt of $504, otherwise it would have been a loss as well.

	Three Months Ended March 31,
	2018	2017
Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$366	$315
Investment Services and Insurance Income	197	174
Title Insurance Income	256	199
ATM and check card fees	347	330
Other	116	121
Noninterest Income (in-scope of Topic 606)	1,282	1,139
Noninterest Income (out-of-scope of Topic 606)	451	906
Total Noninterest Income	$1,733	$2,045

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank), TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in F&M Mortgage and the Company holds a majority ownership in VSTitle LLC (VST).

The Bank is a full service commercial bank offering a wide range of banking and financial services through its thirteen branch offices as well as its loan production office located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville, VA. VSTitle provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville, and Charlottesville, VA.

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2017 Form 10-K.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies, continued

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639 at January 1, 2002. As of December 31, 2008, the Company recognized $31 in additional goodwill related to the purchase of 70% ownership in F&M Mortgage. In 2017 the Company recognized $211 in goodwill and $285 in intangibles related to the purchase of 76% ownership in VST. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2017, 2016 or 2015. The intangibles related to the VST purchase are amortized over periods up to 15 years with $53 recorded in 2017.

At March 31, 2018, a preliminary goodwill of $75 was recorded for VSTitle’s acquisition of a small title company in Harrisonburg. The amount is subject to change after expert evaluation.

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

Critical Accounting Policies, continued

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

Overview

Net income for the three months ended March 31, 2018 was $1,972 or $.55 per diluted share, compared to $2,345 or $.65 in the same period in 2017, a decrease of 15.91%. While this is a $373 decrease compared to the first quarter of 2017, our pre-tax core operating earnings increased $287 in 2018 to a total of $3,020 versus $2,733 in 2017. Core operating earnings excludes the 2018 provision for loan losses and $462 of non-recurring net gains in 2017 During the three months ended March 31, 2018, noninterest income decreased 15.26% and noninterest expense increased 8.78% during the same period. Net income from operations adjusted for income from Parent activities is as follows:

In thousands	2018	2017

Net Income from Bank Operations	$2,228	$2,341
Income from Parent Company Activities (including VST)	(256)	4
Net Income for the three months ended March 31	$1,972	$2,345

Results of Operations

As shown in Table I on page 42, the 2018 year to date tax equivalent net interest income increased $647 or 9.06% compared to the same period in 2017. The tax equivalent adjustment to net interest income totaled $21 for the first quarter of 2018. The yield on earning assets increased .39%, while the cost of funds increased ..07% compared to the same period in 2017.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.78% at March 31, 2018, an increase of 39 basis points when compared to the same period in 2017. A schedule of the net interest margin for the three month periods ended March 31, 2018 and 2017 can be found in Table I on page 42.

GAAP Financial Measurements: (Dollars in thousands).	2018	2017

Interest Income – Loans	$8,631	$7,877
Interest Income - Securities and Other Interest-Earnings Assets	112	133
Interest Expense – Deposits	739	616
Interest Expense - Other Borrowings	240	290
Total Net Interest Income	7,764	7,104

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	21	34
Total Tax Benefit on Tax-Exempt Interest Income	21	34
Tax-Equivalent Net Interest Income	$7,785	$7,138

The following table provides detail on the components of tax equivalent net interest income:

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations, continued

The Interest Sensitivity Analysis contained in Table II on page 43 indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 40.42% of rate sensitive assets and 29.74% of rate sensitive liabilities are subject to repricing within one year. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income as of March 31, 2018 decreased $312 or 15.26% over the same time period in 2017. Noninterest income in 2017 included gains on prepayment of FHLB debt of $504, without these gains 2018 noninterest income would have increased 12.46%. Areas of increase include service charges on deposits ($51), investment services and insurance ($23), mortgage banking income ($20) and title insurance income ($57).

Noninterest expense at March 31, 2018 increased $523 as compared to 2017. Expenses increased in the areas of salaries and benefits ($428), occupancy and equipment expense ($74) and telecommunications and data processing ($11). Increases in salaries and benefits relate to normal salary increases, special one time bonuses to staff due to tax reform, and changes in the executive structure. Occupancy, equipment and telecommunications and data processing also increased as a result of branching activities.

The Tax Cut and Jobs Act passed in 2017 reduced the corporate tax rate to 21%, therefore the Company has reported an approximately $500 savings in tax expense as compared to March 2017.

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 1.50% to 1.75% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company did not hold Federal funds sold at March 31, 2018 or December 31, 2017. Interest bearing bank deposits have increased since year end due to changes in the composition of the balances sheet.

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

As of March 31, 2018, the fair value of securities available for sale was below their cost by $171. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $125 in securities that will mature in 2018.

In reviewing investments as of March 31, 2018, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio

The Company operates in a predominately rural area that includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area. Lending is geographically diversified within the service area. There are no loan concentrations as defined by regulatory guidelines.

Loans Held for Investment of $622,722 increased $5,748 at March 31, 2018 compared to December 31, 2017. Loan growth was concentrated in the commercial real estate and dealer finance segments of the portfolio.

Loans Held for Sale totaled $33,231 at March 31, 2018, a decrease of $6,544 compared to December 31, 2017. The NorthPointe participation loan program is typically subject to seasonal fluctuations in the early part of the year which is reflected in the decrease.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $7,730 at March 31, 2018 compared to $7,102 at December 31, 2017. The loans that were added to nonaccrual since December 31, 2017 were past due and were reviewed for impairment with appropriate specific reserves established when needed based on management’s impairment analyses. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2018 and December 31, 2017, the Company held $2,028 and $1,984 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual Loans
Real Estate	$5,570	$5,628
Commercial	1,540	599
Home Equity	192	451
Other	126	226
	$7,428	$6,904
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	302	143
Commercial	-	-
Home Equity	-	-
Other	-	55
	302	198
Total Nonperforming loans	$7,730	$7,102

Restructured Loans current and performing:
Real Estate	6,073	7,710
Other	207	78

Nonperforming loans as a percentage of loans held for investment	1.24%	1.15%
Net charge offs to total loans held for investment	.05%	.24%
Allowance for loan and lease losses to nonperforming loans	82.99%	85.10%

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

The allowance for loan losses of $6,415 at March 31, 2018 is equal to 1.03% of loans held for investment. This compares to an allowance of $6,044 (.98%) at December 31, 2017. The Company experienced an increase in nonperforming loans during the fourth quarter of 2017 and first quarter of 2018. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. The increase in nonperforming loans is attributable to two relationships ($1.5 million) that have been reviewed for impairment and have specific reserves in the allowance for loan losses. The increase in past due loans is primarily attributed to one borrower ($2.4 million) that is a participation loan, Management is working with the lead to resolve. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2018 decreased $577 compared to December 31, 2017. Noninterest bearing deposits increased $1,052 while interest bearing decreased $1,629. The decrease in deposits is consistent with the first quarter of 2017, commercial accounts decline due to bonus payouts during this time of year. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At March 31, 2018 and December 31, 2017 the Company had a total of $1.2 million in CDARS funding and $14.5 million and $16.7 million in ICS funding, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of March 31, 2018, short-term debt consisted of $3,640 of Federal funds purchased. This compared to short-term borrowings of $25,296 at December 31, 2017, all of which was FHLB short term advances and Federal Funds purchased. There were no balances in FHLB daily rate credit at March 31, 2018 or December 31, 2017.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. During the first quarter of 2017, the Company recognized a $504,000 gain on prepayment of two FHLB long term advances and there were no new borrowings during the first quarter of 2018 or 2017. Long term borrowings totaled $48,542 and $49,733 at March 31, 2018 and December 31, 2017.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At March 31, 2018, the Bank had Common Equity Tier I capital of 14.79%, Tier I capital of 14.79% of risk weighted assets and combined Tier I and II capital of 15.84% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2017, the Bank had Common Equity Tier I capital of 14.43%, Tier I capital of 14.43% of risk weighted assets and combined Tier I and II capital of 15.41% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At March 31, 2018, the Bank reported a leverage ratio of 12.72%, compared to 12.07% at December 31, 2017. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.84% at March 31, 2018 and 7.41% at December 31, 2017. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservations buffer for 2018 is 1.875% and will be increased to 2.5% on January 1, 2019.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with Community Bankers Bank, Zions Bank and Pacific Coast Bankers Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of March 31, 2018, the Company had a cumulative Gap Rate Sensitivity Ratio of 19.98% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II, on page 43.

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements, continued

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements, continued

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
Average		Income/	Average		Income/	Average
	Balance4	Expense	Rates	Balance4	Expense	Rates
Interest income
Loans held for investment1,2	$619,108	$8,502	5.57%	$587,484	$7,737	5.34%
Loans held for sale	22,002	150	2.76%	25,168	174	2.80%
Federal funds sold	4,485	16	1.45%	28,707	54.76%
Interest bearing deposits	1,105	4	1.47%	1,532	3.79%
Investments
Taxable 3	13,583	92	2.75%	11,287	76	2.73%
Partially taxable	125	-	-	125	-	-
Total earning assets	$660,408	$8,764	5.38%	$654,303	$8,044	4.99%
Interest Expense
Demand deposits	115,910	131.46%		120,259	125.42%
Savings	121,569	135.45%		111,494	121.44%
Time deposits	165,381	473	1.16%	156,222	370.96%
Short-term debt	2,833	10	1.43%	13,246	9.28%
Long-term debt	48,865	230	1.91%	58,504	281	1.95%
Total interest bearing liabilities	$454,558	$979.87%		$459,725	$906.80%

Tax equivalent net interest income 3		$7,785			$7,138

Net interest margin			4.78%			4.42%

1
Interest income on loans includes loan fees.
2
Loans held for investment include nonaccrual loans.
3
An incremental income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans in 2018 and 34% was used in 2017.
4
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2018
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total

Uses of funds
Loans
Commercial	$31,148	$35,286	$122,291	$28,825	$-	$217,550
Installment	3,713	1,361	63,311	14,926	-	83,311
Real estate loans for investments	94,276	60,261	156,120	8,382	-	319,039
Loans held for sale	33,231	-	-	-	-	33,231
Credit cards	2,822	-	-	-	-	2,822
Interest bearing bank deposits	886	-	-	-	-	886
Federal funds sold	-					-
Investment securities	125	5,880	1,956	476	135	8,572
Total	$166,201	$102,788	$343,678	$52,609	$135	$665,411

Sources of funds
Interest bearing demand deposits	$-	$31,069	$67,162	$18,046	$-	$116,277
Savings deposits	-	24,700	74,099	24,700	-	123,499
Certificates of deposit $100,000 and over	6,792	16,824	33,580	-	-	57,196
Other certificates of deposit	9,531	33,991	64,821	-	-	108,343
Short-term borrowings	3,640	-	-	-	-	3,640
Long-term borrowings	1,107	8,407	29,403	9,625	-	48,542
Total	$21,070	$114,991	$269,065	$52,371	$-	$457,497

Discrete Gap	$145,131	$(12,203)	$74,613	$238	$135	$207,914

Cumulative Gap	$145,131	$132,928	$207,541	$207,779	$207,914

Ratio of Cumulative Gap to Total Earning Assets	21.81%	19.98%	31.19%	31.23%	31.25%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2018. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2017 in the Company’s 2017 Form 10-K, Item 7A or Part II.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1a.    Risk Factors –

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Dean W. Withers
Dean W. Withers
Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

May 10, 2018

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).