Form 10-Q
period 2018-06-30
F&M BANK CORP
filed 2018-08-08
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]   Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐		Emerging growth company ☐

       If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Stock, par value - $5	3,228,984 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2018	2017*
	(Unaudited)
Assets
Cash and due from banks	$9,735	$10,622
Money market funds	1,565	1,285
Federal funds sold	2,064	-
Cash and cash equivalents	13,364	11,907
Securities:
Held to maturity – fair value of $122 and $125 in 2018 and 2017, respectively	122	125
Available for sale	8,263	28,615
Other investments	14,771	12,503
Loans held for sale	49,821	39,775
Loans held for investment	634,122	616,974
Less: allowance for loan losses	(7,105)	(6,044)
Net loans held for investment	627,017	610,930

Other real estate owned, net	2,034	1,984
Bank premises and equipment, net	17,487	15,894
Interest receivable	1,983	2,007
Goodwill	2,956	2,881
Bank owned life insurance	19,166	13,950
Other assets	13,684	12,699
Total assets	$770,668	$753,270
Liabilities
Deposits:
Noninterest bearing	$163,809	$162,233
Interest bearing	404,757	406,944
Total deposits	568,566	569,177

Short-term debt	46,000	25,296
Accrued liabilities	16,904	17,789
Long-term debt	47,434	49,733
Total liabilities	678,904	661,995

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 322,510 and 324,150 issued and	$7,488	$7,529
outstanding for June 30, 2018 and December 31, 2017, respectively
Common stock, $5 par value, 6,000,000 shares authorized, 3,242,462 and 3,255,036 shares issued	16,212	16,275
and outstanding for June 30, 2018 and December 31, 2017, respectively.
Additional paid in capital – common stock	9,796	10,225
Retained earnings	61,989	60,814
Non-controlling interest in consolidated subsidiaries	554	574
Accumulated other comprehensive loss	(4,275)	(4,142)
Total stockholders’ equity	$91,764	$91,275
Total liabilities and stockholders’ equity	$770,668	$753,270

*2017 derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2018	2017
Interest and fees on loans held for investment	$8,529	$7,906
Interest and fees on loans held for sale	308	271
Interest from money market funds and federal funds sold	5	18
Interest on debt securities – taxable	120	61
Total interest and dividend income	8,962	8,256

Interest expense
Total interest on deposits	766	633
Interest from short-term debt	126	24
Interest from long-term debt	223	268
Total interest expense	1,115	925

Net interest income	7,847	7,331

Provision for Loan Losses	1,350	-
Net Interest Income After Provision for Loan Losses	6,497	7,331

Noninterest income
Service charges on deposit accounts	358	335
Investment services and insurance income, net	223	187
Mortgage banking income, net	615	613
Title insurance income	306	355
Income on bank owned life insurance	112	112
Low income housing partnership losses	(192)	(201)
ATM and check card fees	388	351
Other operating income	189	130
Total noninterest income	1,999	1,882

Noninterest expense
Salaries	3,047	2,628
Employee benefits	953	852
Occupancy expense	286	254
Equipment expense	259	207
FDIC insurance assessment	48	90
Other real estate owned, net	17	12
Marketing expense	129	122
Legal and professional fees	95	79
ATM and check card fees	195	178
Telecommunication and data processing expense	417	352
Directors fees	114	116
Bank franchise tax	146	164
Other operating expenses	927	963
Total noninterest expense	6,633	6,017

Income before income taxes	1,863	3,196
Income tax expense	159	809
Net Income	1,704	2,387
Net income attributable to non-controlling interest	16	59
Net Income attributable to F & M Bank Corp.	$1,688	$2,328
Dividends paid/accumulated on preferred stock	104	105
Net income available to common stockholders	$1,584	$2,223

Per Common Share Data
Net income – basic	$.49	$.68
Net income – diluted	$.47	$.64
Cash dividends on common stock	$.25	$.23
Weighted average common shares outstanding – basic	3,250,749	3,272,352
Weighted average common shares outstanding – diluted	3,609,812	3,637,030

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2018	2017
Interest and fees on loans held for investment	$17,010	$15,609
Interest and fees on loans held for sale	458	445
Interest from money market funds and federal funds sold	25	75
Interest on debt securities – taxable	212	137
Total interest and dividend income	17,705	16,266

Interest expense
Total interest on deposits	1,505	1,249
Interest from short-term debt	136	32
Interest from long-term debt	453	550
Total interest expense	2,094	1,831

Net interest income	15,611	14,435

Provision for Loan Losses	2,030	-
Net Interest Income After Provision for Loan Losses	13,581	14,435

Noninterest income
Service charges on deposit accounts	724	651
Investment services and insurance income	420	361
Mortgage banking income, net	1,135	1,113
Title insurance income	562	554
Income on bank owned life insurance	222	224
Low income housing partnership losses	(384)	(386)
ATM and check card fees	735	681
Gain on prepayment of long-term debt	-	504
Loss on sale of other investments	-	(42)
Other operating income	318	268
Total noninterest income	3,732	3,928

Noninterest expense
Salaries	6,147	5,362
Employee benefits	1,876	1,805
Occupancy expense	537	503
Equipment expense	517	393
FDIC insurance assessment	96	180
Other real estate owned, net	2	26
Marketing expense	231	257
Legal and professional fees	199	175
ATM and check card fees	356	346
Telecommunication and data processing expense	751	675
Directors fees	228	243
Bank franchise tax	312	324
Other operating expenses	1,858	1,683
Total noninterest expense	13,110	11,972

Income before income taxes	4,203	6,391
Income tax expense	538	1,686
Net Income	3,665	4,705
Net income attributable to non-controlling interest	5	32
Net Income attributable to F & M Bank Corp.	$3,660	$4,673
Dividends paid/accumulated on preferred stock	207	209
Net income available to common stockholders	$3,453	$4,464
Per Common Share Data
Net income – basic	$1.06	$1.36
Net income – diluted	$1.01	$1.29
Cash dividends on common stock	.70	$.45
Weighted average common shares outstanding – basic	3,253,007	3,272,318
Weighted average common shares outstanding – diluted	3,612,601	3,635,999

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Net Income	$3,660	$4,673	$1,688	$2,328

Other comprehensive (loss):
Unrealized holding (losses)
on available-for-sale securities	(168)	(2)	(22)	(1)
Tax effect	35	1	4	-
Unrealized holding (losses), net of tax	(133)	(1)	(18)	(1)
Total other comprehensive (loss)	(133)	(1)	(18)	(1)
Total comprehensive income	$3,527	$4,672	$1,670	$2,327

Comprehensive income attributable to noncontrolling interests	$5	$32	$16	$59

Comprehensive income attributable to F&M Bank Corp.	$3,532	$4,704	$1,686	$2,386

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Balance, beginning of period	$91,275	$86,682

Comprehensive income
Net income – F & M Bank Corp	3,660	4,673
Net income attributable to non-controlling interest	5	32
Other comprehensive (loss)	(133)	(1)
Total comprehensive income	3,532	4,704

Minority interest capital distributions	(25)	(150)
Issuance of common stock	154	105
Repurchase of common stock	(624)	-
Repurchase of preferred stock	(63)	(24)
Dividends paid	(2,485)	(1,644)
Balance, end of period	$91,764	$89,673

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$3,660	$4,673
Reconcile net income to net cash provided by operating activities:
Depreciation	563	430
Amortization of intangibles	33	-
Amortization of securities	3	2
Proceeds from loans held for sale originated	22,918	38,767
Loans held for sale originated	(21,813)	(37,445)
Gain on sale of loans held for sale originated	(1,105)	(1,138)
Gain on prepayment of long-term debt	-	(504)
Provision for loan losses	2,030	-
Decrease (increase) in interest receivable	24	(110)
Increase in other assets	(566)	(435)
Decrease in accrued liabilities	(1,317)	(1,421)
Amortization of limited partnership investments	384	386
Income from life insurance investment	(222)	(224)
Gain on the sale of fixed assets	(9)	-
Loss on sale of investments	-	42
Gain on sale and valuation adjustments for other real estate owned	(30)	-
Net cash provided by operating activities	4,553	3,023

Cash flows from investing activities
Purchase of investments available for sale and other investments	(3,361)	(41,436)
Purchase of title insurance company	(75)	(304)
Proceeds from maturity of investments available for sale	20,893	41,316
Proceeds from the sale of investments	-	55
Net increase in loans held for investment	(18,137)	(12,132)
Net (increase) decrease in loans held for sale participations	(10,046)	10,784
Purchase of bank owned life insurance	(5,000)	-
Proceeds from the sale of fixed assets	9	-
Proceeds from the sale of other real estate owned	-	74
Net purchase of property and equipment	(2,156)	(2,114)
Net cash used in investing activities	(17,873)	(3,757)

Cash flows from financing activities
Net change in deposits	(611)	(599)
Net change in short-term debt	20,704	10,000
Dividends paid in cash	(2,485)	(1,644)
Proceeds from issuance of common stock	154	105
Repurchase of preferred stock	(63)	(24)
Repurchase of common stock	(624)	-
Repayments of long-term debt	(2,298)	(11,795)
Net cash provided by (used in) financing activities	14,777	(3,957)

Net (decrease) increase in Cash and Cash Equivalents	1,457	(4,691)
Cash and cash equivalents, beginning of period	11,907	16,355
Cash and cash equivalents, end of period	$13,364	$11,664
Supplemental Cash Flow information:
Cash paid for:
Interest	$2,087	$1,836
Taxes	1,357	2,530
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	20	6
Change in unrealized gain (loss) on securities available for sale	(168)	(2)

See notes to unaudited consolidated financial statements

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements including the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc. (FMFS), F&M Mortgage, and VSTitle, LLC (VST). The Company purchased VSTitle, a title company headquartered in Harrisonburg, VA with offices in Harrisonburg, Fishersville and Charlottesville, VA on January 1, 2017.

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

Note 1.
Summary of Significant Accounting Policies, continued

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

(dollars in thousands)	For the Six months ended	For the Three months ended	For the Six months ended	For the Three months ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
Earnings available to common stockholders:
Net income	$3,665	$1,704	$4,705	$2,387
Non-controlling interest income	5	16	32	59
Preferred stock dividends	207	104	209	105
Net income available to common stockholders	$3,453	$1,584	$4,464	$2,223

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$3,453	3,253,007	$1.06	$4,464	3,272,318	$1.36
Effect of Dilutive Securities:
Convertible Preferred Stock	207	359,594	(.05)	209	363,681	(0.07)
Diluted EPS	$3,660	3,612,601	$1.01	$4,673	3,635,999	$1.29

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$1,584	3,250,749	$.49	$2,223	3,273,352	$.68
Effect of Dilutive Securities:
Convertible Preferred Stock	104	359,063	(.02)	105	363,678	(0.04)
Diluted EPS	$1,688	3,609,812	$.47	$2,328	3,637,030	$.64

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
U. S. Treasuries	$122	$-	$-	$122
December 31, 2017
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U. S. Government sponsored enterprises	$7,999	$-	$183	$7,816
Mortgage-backed obligations of federal agencies	457	-	10	447
Total Securities Available for Sale	$8,456	$-	$193	$8,263

December 31, 2017
U. S. Treasuries	$19,998	$-	$-	$19,998
U.S. Government sponsored enterprises	7,999	-	19	7,980
Mortgage-backed obligations of federal agencies	508	-	6	502
Equity securities1	135	-	-	135
Total Securities Available for Sale	$28,640	$-	$25	$28,615
1 Transferred to other investments on January 1, 2018 upon adoption of ASU 2016-01

The amortized cost and fair value of securities at June 30, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	122	122	7,999	7,816
Due after five years	-	-	457	447
Due after ten years	-	-	-	-
Total	$122	$122	$8,456	$8,263

There were no gains or losses on sales of available for sale securities in the three or six month periods ended June 30, 2018 or 2017. There were also no securities with other than temporary impairment and no securities that had been in a continues loss position in excess of twelve months as of June 30, 2018 and December 31, 2017.

Note 2.          Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of June 30, 2018 and December 31, 2017 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U. S. Government sponsored enterprises	$7,816	$(183)	$-	$-	$7,816	$(183)
Mortgage-backed obligations of federal agencies	447	(10)	-	-	447	(10)
Total	$8,263	$(193)	$-	$-	$8,263	$(193)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U. S. Government sponsored enterprises	$3,981	$(19)	$-	$-	$3,981	$(19)
Mortgage-backed obligations of federal agencies	502	(6)	-	-	502	(6)
Total	$4,483	$(25)	$-	$-	$4,483	$(25)

Other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $8,523), stock in the Federal Home Loan Bank (carrying basis $4,644) and various other investments (carrying basis $1,604). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of June 30, 2018. At June 30, 2018, the Company was committed to invest an additional $4,398 in seven low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet. During the first quarter of 2017, both Farmers & Merchants Financial Services and F&M Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $42.

Note 3.
Loans

Loans held for investment outstanding at June 30, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	2018	2017
Construction/Land Development	$67,079	$71,620
Farmland	16,500	13,606
Real Estate	184,674	184,546
Multi-Family	9,829	10,298
Commercial Real Estate	156,041	148,906
Home Equity – closed end	10,742	11,606
Home Equity – open end	55,837	54,739
Commercial & Industrial – Non-Real Estate	41,275	36,912
Consumer	5,216	6,633
Dealer Finance	83,962	75,169
Credit Cards	2,967	2,939
Total	$634,122	$616,974

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $182,373 and $218,523 as of June 30, 2018 and December 31, 2017, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$4,478	$4,478	$-	$4,352	$5,269	$-
Farmland	1,984	1,984	-	1,984	1,984	-
Real Estate	1,688	1,688	-	1,273	1,273	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	291	291	-	6,229	6,229	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	8	8	-
Credit cards	-	-	-	-	-	-
Dealer Finance	33	33	-	31	31	-
	8,474	8,474	-	13,877	15,141	-
Impaired loans with a valuation allowance
Construction/Land Development	7,463	8,023	2,154	4,998	4,998	1,661
Farmland	-	-		-	-	-
Real Estate	110	110	7	1,188	1,188	209
Multi-Family	-	-		-	-	-
Commercial Real Estate	5,898	5,898	1,586	-	-	-
Home Equity – closed end	-	-		-	-	-
Home Equity – open end	-	-		-	-	-
Commercial & Industrial – Non-Real Estate	-	-		-	-	-
Consumer	11	11	2	-	-	-
Credit cards	-	-		-	-	-
Dealer Finance	229	229	7	47	47	12
	13,711	14,271	3,756	6,233	6,233	1,882
Total impaired loans	$22,185	$22,745	$3,756	$20,110	$21,374	$1,882

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of June 30, 2018 and December 31, 2017 were $49,821 and $39,775, respectively.

Note 3.
Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$4,759	$45	$4,734	$47	$4,929	$79	$4,374	$50
Farmland	1,984	62	1,858	-	1,984	62	1,239	-
Real Estate	837	(6)	750	14	982	11	756	17
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	797	4	100	2	2,608	9	719	3
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	347	6	116	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	166	-	-	-	167	6
Consumer and credit cards	-	-	11	-	3	-	12	-
Dealer Finance	33	-	20	1	32	1	13	1
	8,410	105	7,986	70	10,654	162	7,627	77
Impaired loans with a valuation allowance:
Construction/Land Development	$7,417	$64	$6,512	$97	$6,610	$98	$6,539	$140
Farmland	-	-	-	-	-	-	-	-
Real Estate	1,283	9	1,199	31	1,251	27	1,201	31
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	5,407	73	-	-	3,605	141	317	-
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-	-	-
Consumer and credit card	12	-	-	-	8	1	-	-
Dealer Finance	198	4	65	-	148	8	72	1
	14,317	150	7,776	128	11,622	275	8,129	172
Total Impaired Loans	$22,727	$255	$15,762	$198	$22,276	$437	$15,756	$249

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2018 and December 31, 2017:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
June 30, 2018
Construction/Land Development	$1,465	$52	$5,367	$6,884	$60,195	$67,079	$5,927	$-
Farmland	-	-	-	-	16,500	16,500	-	-
Real Estate	1,772	1,215	1,496	4,483	180,191	184,674	1,345	899
Multi-Family	174	-	-	174	9,655	9,829	-	-
Commercial Real Estate	4,153	4,895	218	9,266	146,775	156,041	6,460	-
Home Equity – closed end	-	15	-	15	10,727	10,742	-	-
Home Equity – open end	539	258	158	955	54,882	55,837	133	26
Commercial & Industrial – Non- Real Estate	201	150	-	351	40,924	41,275	-	-
Consumer	117	15	10	142	5,074	5,216	-	10
Dealer Finance	1,066	262	93	1,421	82,541	83,962	161	-
Credit Cards	30	5	16	51	2,916	2,967	-	16
Total	$9,517	$6,867	$7,358	$23,742	$610,380	$634,122	$14,026	$951

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2017
Construction/Land Development	$167	$5,459	$3,908	$9,534	$62,086	$71,620	$3,908	$-
Farmland	-	-	-	-	13,606	13,606	-	-
Real Estate	2,858	1,954	560	5,372	179,174	184,546	1,720	143
Multi-Family	179	-	-	179	10,119	10,298	-	-
Commercial Real Estate	544	-	-	544	148,362	148,906	-	-
Home Equity – closed end	-	25	-	25	11,581	11,606	3	-
Home Equity – open end	454	165	268	887	53,852	54,739	448	-
Commercial & Industrial – Non- Real Estate	108	36	595	739	36,173	36,912	599	-
Consumer	43	5	-	48	6,585	6,633	-	-
Dealer Finance	1,300	252	189	1,741	73,428	75,169	226	54
Credit Cards	30	8	1	39	2,900	2,939	-	1
Total	$5,683	$7,904	$5,521	$19,108	$597,866	$616,974	$6,904	$198

At June 30, 2018 and December 31, 2017, other real estate owned included $177 and $207 of foreclosed residential real estate. The Company has $465 of consumer mortgages for which foreclosure is in process at June 30, 2018 and $103 at December 31, 2017.

Nonaccrual loans at June 30, 2018 and June 30, 2017, would have earned approximately $252 and $42, respectively, in interest income had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2018 and December 31, 2017 is as follows:

June 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$47	$122	$167	$2,789	$2,154	$635
Farmland	25	-	-	-	25	-	25
Real Estate	719	53	12	(261)	417	7	410
Multi-Family	19	-	-	(2)	17	-	17
Commercial Real Estate	482	-	1	1,366	1,849	1,586	263
Home Equity – closed end	66	3	3	(17)	49	-	49
Home Equity – open end	209	-	3	(42)	170	-	170
Commercial & Industrial – Non-Real Estate	337	544	57	425	275	-	275
Consumer	148	13	5	(75)	65	2	63
Dealer Finance	1,440	1,036	528	471	1,403	7	1,396
Credit Cards	52	21	17	(2)	46	-	46
Total	$6,044	$1,717	$748	$2,030	$7,105	$3,756	$3,349

December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$620	$-	$(214)	$2,547	$1,661	$886
Farmland	34	-	-	(9)	25	-	25
Real Estate	843	-	2	(126)	719	209	510
Multi-Family	23	-	-	(6)	19	-	19
Commercial Real Estate	705	-	13	(236)	482	-	482
Home Equity – closed end	75	7	25	(27)	66	-	66
Home Equity – open end	470	26	53	(288)	209	-	209
Commercial & Industrial – Non-Real Estate	586	179	72	(142)	337	-	337
Consumer	78	136	28	178	148	-	148
Dealer Finance	1,289	1,806	1,143	814	1,440	12	1,428
Credit Cards	59	98	37	54	52	-	52
Total	$7,543	$2,872	$1,373	$-	$6,044	$1,882	$4,162

Note 4.
Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2018 and December 31, 2017:

June 30, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$67,079	$11,941	$55,138
Farmland	16,500	1,984	14,516
Real Estate	184,674	1,798	182,876
Multi-Family	9,829	-	9,829
Commercial Real Estate	156,041	6,189	149,853
Home Equity – closed end	10,742	-	10,742
Home Equity –open end	55,837	-	55,837
Commercial & Industrial – Non-Real Estate	41,275	-	41,275
Consumer	5,216	11	5,205
Dealer Finance	83,962	262	83,699
Credit Cards	2,967	-	2,967
	$634,122	$22,185	$611,937
Total

December 31, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$71,620	$9,350	$62,270
Farmland	13,606	1,984	11,622
Real Estate	184,546	2,461	182,085
Multi-Family	10,298	-	10,298
Commercial Real Estate	148,906	6,229	142,677
Home Equity – closed end	11,606	-	11,606
Home Equity –open end	54,739	-	54,739
Commercial & Industrial – Non-Real Estate	36,912	-	36,912
Consumer	6,633	8	6,625
Dealer Finance	75,169	78	75,091
Credit Cards	2,939	-	2,939
	$616,974	$20,110	$596,864
Total

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2018 and December 31, 2017:

June 30, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,657	$15,517	$32,841	$7,011	$113	$9,940	$-	$67,079
Farmland	62	-	4,410	5,806	3,744	494	1,984	-	16,500
Real Estate	-	1,603	53,790	100,205	21,918	2,573	4,585	-	184,674
Multi-Family	-	185	2,757	6,713	174	-	-	-	9,829
Commercial Real Estate	-	3,064	45,988	89,682	8,203	2,545	6,559	-	156,041
Home Equity – closed end	-	-	3,346	5,432	1,949	15	-	-	10,742
Home Equity – open end	223	1,910	19,897	29,687	3,618	307	195	-	55,837
Commercial & Industrial (Non-Real Estate)	229	1,532	18,386	18,078	2,451	535	64	-	41,275
Consumer (excluding dealer)	30	274	3,057	906	910	19	20	-	5,216
Total	$544	$10,225	$167,148	$289,350	$49,978	$6,601	$23,347	$-	$547,193

	Credit Cards	Dealer Finance
Performing	$2,951	$83,801
Non-performing	16	161
Total	$2,967	$83,962

Note 4.
Allowance for Loan Losses, continued

December 31, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$690	$12,974	$30,197	$9,165	$3,520	$15,074	$-	$71,620
Farmland	63		3,153	4,120	3,793	494	1,983	-	13,606
Real Estate	-	1,512	53,764	101,606	19,734	4,660	3,270	-	184,546
Multi-Family	-	228	4,780	5,111	179	-	-	-	10,298
Commercial Real Estate	-	3,525	45,384	89,195	9,012	634	1,156	-	148,906
Home Equity – closed end	-	-	3,535	5,410	1,279	1,379	3	-	11,606
Home Equity – open end	235	1,598	17,383	30,888	3,945	176	514	-	54,739
Commercial & Industrial (Non-Real Estate)	262	1,595	13,297	19,442	1,480	207	629	-	36,912
Consumer (excluding dealer)	34	490	2,226	88	1,065	2,254,	476	-	6,633
Total	$594	$9,638	$156,496	$286,057	$49,652	$13,324	$23,105	$-	$538,866

	Credit Cards	Dealer Finance
Performing	$2,938	$75,116
Non-performing	1	53
Total	$2,939	$75,169

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

On January 1, 2018 the Company adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Employee benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost.  The Company adopted ASU No. 2017-07 on January 1, 2018 and re-classified non-servicing components of net periodic pension cost from compensation expense to other noninterest expense. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

  The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2018 and 2017:

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Service cost	$384	$348	$192	$174
Interest cost	248	244	124	122
Expected return on plan assets	(462)	(426)	(231)	(213)
Amortization of prior service cost	(8)	(8)	(4)	(4)
Amortization of net loss	152	142	76	71
Net periodic pension cost	$314	$300	$157	$150

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018	Total	Level 1	Level 2	Level 3

U.S. Government sponsored enterprises	$7,816	$-	$7,816	$-
Mortgage-backed obligations of federal agencies	447	-	447	-
Total securities available for sale	$8,263	$-	$8,263	$-

December 31, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$19,998	$19,998	$-	$-
U.S. Government sponsored enterprises	7,980	-	7,980	-
Mortgage-backed obligations of federal agencies	502	-	502	-
Equity securities1	135	-	135	-
Total securities available for sale	$28,615	$19,998	$8,617	$-

1 Transferred to other investments on January 1, 2018 upon adoption of ASU 2016-01

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at June 30, 2018 or December 31, 2017; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximate fair value at June 30, 2018 and December 31, 2017.

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

The value of real estate collateral is determined by an independent appraisal utilizing an income or market valuation approach.  Appraisals conducted by an independent, licensed appraiser outside of the Company as observable market data is categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 3) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of June 30, 2018 and December 31, 2017, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$5,309	$-	$-	$5,309
Real Estate	103	-	-	103
Commercial Real Estate	4,312	-	-	4,312
Consumer	9	-	-	9
Dealer Finance	222	-	-	222
Impaired loans	$9,955	$-	$-	$9,955

December 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,337	$-	-	$3,337
Real Estate	979	-	-	979
Dealer Finance	35	-	-	35
Impaired loans	$4,351	$-	$-	$4,351

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for June 30, 2018:

(dollars in thousands)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 9,995	Discounted appraised value	Discount for selling costs and marketability	2%-19% (Average 4.9%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017:

(dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 4,351	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.5%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands).

June 30, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,034	-	-	$2,034

December 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,984	-	-	$1,984

The following table presents information about Level 3 Fair Value Measurements for June 30, 2018:

(dollars in thousands)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 2,034	Discounted appraised value	Discount for selling costs	2.5%-10% (Average 4%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$ 1,984	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for June 30, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2018 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2018
Assets:
Cash and cash equivalents	$13,364	$13,364	$-	$-	$13,364
Securities	8,385	-	8,385	-	8,385
Loans held for sale	49,821	-	49,821	-	49,821
Loans held for investment, net	627,017	-	-	615,424	615,424
Interest receivable	1,983	-	1,983	-	1,983
Bank owned life insurance	19,166	-	19,166	-	19,166
Total	$719,736	$13,364	$79,355	$615,424	$708,143
Liabilities:
Deposits	$568,566	$-	$406,830	$163,871	$570,701
Short-term debt	46,000	-	46,000	-	46,000
Long-term debt	47,434	-	-	47,524	47,524
Interest payable	267	-	267	-	267
Total	$662,267	$-	$453,097	$211,395	$664,492

Note 7. Disclosures About Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31, 2017 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017
Assets:
Cash and cash equivalents	$11,907	$11,907	$-	$-	$11,907
Securities	28,740	19,998	8,742	-	28,740
Loans held for sale	39,775	-	39,775	-	39,775
Loans held for investment, net	610,930	-	-	646,703	646,703
Interest receivable	2,007	-	2,007	-	2,007
Bank owned life insurance	13,950	-	13,950	-	13,950
Total	$707,309	$31,905	$64,474	$646,703	$743,082
Liabilities:
Deposits	$569,177	$-	$403,907	$167,210	$571,117
Short-term debt	25,296	-	25,296	-	25,296
Long-term debt	49,733	-	-	49,869	49, 869
Interest payable	260	-	260	-	260
Total	$644,466	$-	$429,463	$217,079	$646,542

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

During the six months ended June 30, 2018, there were sixteen loan modifications that were considered to be troubled debt restructurings. Six of these loans were modified during the three months ended June 30, 2018 and ten loan modifications that would be considered a troubled debt restructuring were modified during the first quarter of 2018. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	June 30, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$1,002	$1,002
Real Estate	2	1,255	1,255
Consumer	13	196	196
Total	16	$2,453	$2,453

Note 8.
Troubled Debt Restructuring, continued

At June 30, 2018, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the six months ended June 30, 2017, there was one loan modification that was considered to be a troubled debt restructuring. This loan was modified during the three months ended June 30, 2017, there were no loan modifications that would be considered a troubled debt restructuring during the second quarter of 2017.

	Six Months ended June 30, 2017
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

	June 30, 2017
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real Estate	1	$67	$67
Total	1	$67	$67

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for June 30, 2018 and 2017:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(133)	-	(133)
Change in unfunded pension liability, net of tax	-	-	-
Balance at June 30, 2018	$(153)	$(4,122)	$(4,275)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(1)	-	(1)
Change in unfunded pension liability, net of tax	-	-	-
Balance at June 30, 2017	$5	$(3,171)	$(3,166)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2018 or 2017.

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

Note 10.
Business Segments, continued

The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$17,620	$71	$71	$-	$-	$(57)	$17,705
Service charges on deposits	724	-	-	-	-	-	724
Investment services and insurance income	-	-	431	-	-	(11)	420
Mortgage banking income, net	-	1,135	-	-	-	-	1,135
Title insurance income	-	109	-	453	-	-	562
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	843	48	-	-	-	-	891
Total income	19,187	1,363	502	453	-	(68)	21,437
Expenses:
Interest Expense	2,097	54	-	-	-	(57)	2,094
Provision for loan losses	2,030	-	-	-	-	-	2,030
Salary and benefit expense	6,564	831	283	345	-	-	8,023
Other operating expenses	4,496	456	28	89	29	(11)	5,087
Total expense	15,187	1,341	311	434	29	(68)	17,234
Net income (loss) before taxes	4,000	22	191	19	(29)	-	4,203
Income tax expense	284	-	36	-	218	-	538
Net income (loss)	$3,716	$22	$155	$19	$(247)	$-	$3,665
Net income attributable to non-controlling interest	-	5	-	-	-	-	5
Net Income attributable to F & M Bank Corp.	$3,716	$17	$155	$19	$(247)	$-	$3,660
Total Assets	$772,244	$8,332	$6,910	$707	$91,480	$(109,005)	$770,668
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

Note 10.
Business Segments, continued

	Three months ended June 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,916	$42	$36	$-	$-	$(32)	$8,962
Service charges on deposits	358	-	-	-	-	-	358
Investment services and insurance income	-	-	228	-	-	(5)	223
Mortgage banking income, net	-	615	-	-	-	-	615
Title insurance income	-	47	-	259	-	-	306
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	450	47	-	-	-	-	497
Total income	9,724	751	264	259	-	(37)	10,961
Expenses:
Interest Expense	1,116	31	-	-	-	(32)	1,115
Provision for loan losses	1,350	-	-	-	-	-	1,350
Salary and benefit expense	3,268	416	137	179	-	-	4,000
Other operating expenses	2,317	246	18	42	15	(5)	2,633
Total expense	8,051	693	155	221	15	(37)	9,098
Net income (loss) before taxes	1,673	58	109	38	(15)	-	1,863
Income tax expense	144	-	21	-	(6)	-	159
Net income (loss)	$1,529	$58	$88	$38	$(9)	$-	$1,704
Net income attributable to non-controlling interest	-	16	-	-	-	-	16
Net Income attributable to F & M Bank Corp.	$1,529	$42	$88	$38	$(9)	$-	$1,688

Note 10.
Business Segments, continued

	Six Months Ended June 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$16,171	$65	$75	$-	$-	$(45)	$16,266
Service charges on deposits	651	-	-	-	-	-	651
Investment services and insurance income	1	-	360	-	-	-	361
Mortgage banking income, net	-	1,113	-	-	-	-	1,113
Title insurance income	-	-	-	554	-	-	554
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on investments	-	(40)	(2)	-	-	-	(42)
Other operating income	787	-	-	-	-	-	787
Total income	18,114	1,138	433	554	-	(45)	20,194
Expenses:
Interest Expense	1,834	42	-	-	-	(45)	1,831
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	5,977	616	234	340	-	-	7,167
Other operating expenses	4,220	470	17	94	4	-	4,805
Total expense	12,031	1,128	251	434	4	(45)	13,803
Net income (loss) before taxes	6,083	10	182	120	(4)	-	6,391
Income tax expense	1,669	-	53	-	(36)	-	1,686
Net income (loss)	$4,414	$10	$129	$120	$32	$-	$4,705
Net income attributable to non-controlling interest	-	3	-	29	-	-	32
Net Income attributable to F & M Bank Corp.	$4,414	$7	$129	$91	$32	$-	$4,673
Total Assets	$746,193	$6,027	$6,630	$274	$89,909	$(104,770)	$744,263
Goodwill	$2,670	$-	$-	$-	$304	$-	$2,974

Note 10.
Business Segments, continued

	Three Months Ended June 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,210	$30	$38	$-	$-	$(22)	$8,256
Service charges on deposits	335	-	-	-	-	-	335
Investment services and insurance income	-	-	187	-	-	-	187
Mortgage banking income, net	-	613	-	-	-	-	613
Title insurance income	-	-	-	355	-	-	355
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	392	-	-	-	-	-	392
Total income	8,937	643	225	355	-	(22)	10,138
Expenses:
Interest Expense	927	20	-	-	-	(22)	925
Provision for loan losses	-	-	-	-	-	-	-
Salary and benefit expense	2,968	211	119	182	-	-	3,480
Other operating expenses	2,160	320	13	43	1	-	2,537
Total expense	6,055	551	132	225	1	(22)	6,942
Net income (loss) before taxes	2,882	92	93	130	(1)	-	3,196
Income tax expense	801	-	26	-	(18)	-	809
Net income (loss)	$2,081	$92	$67	$130	$17	$-	$2,387
Net income attributable to non-controlling interest	-	28	-	31	-	-	59
Net Income attributable to F & M Bank Corp.	$2,081	$64	$67	$99	$17	$-	$2,328

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $46 million at June 30, 2018 and has increased $20.7 million from $25.3 million at December 31, 2017 due to an increase in the loans held for sale as well as internal loan growth and a slight decline in deposits.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.87% and 1.86% at June 30, 2018 and December 31, 2017, respectively. The balance of these obligations at June 30, 2018 and December 31, 2017 were $47,339 and $49,554 respectively. The Company recognized a gain of $504 on prepayment of two FHLB advances totaling $10,000 during the first quarter of 2017 and there were no additional borrowings in 2017 or 2018. FHLB advances include a $5 million line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $85 at June 30, 2018 that is payable in one annual payment on January 1, 2019. There was $170 outstanding on this note at December 31, 2017. VS Title, LLC has a note payable for vehicle purchases with a balance of $10 at June 30, 2018.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), overdraft fees, monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Investment Services and Insurance Income

Investment services and insurance income primarily consists of commissions received on mutual funds and other investment sales. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation.

Title Insurance Income

VSTitle provides title insurance and real estate settlement services. Revenue is recognized at the time the real estate transaction is completed.

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

Note 12.
Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017. Noninterest income out-of-scope of Topic 606 in 2017 included onetime gains on prepayment of debt of $504.

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$724	$651	$358	$335
Investment Services and Insurance Income	420	361	223	187
Title Insurance Income	562	554	306	355
ATM and check card fees	735	681	388	351
Other	250	240	134	118
Noninterest Income (in-scope of Topic 606)	2,691	2,487	1,409	1,348
Noninterest Income (out-of-scope of Topic 606)	1,041	1,441	590	536
Total Noninterest Income	$3,732	$3,928	$1,999	$1,882

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank), TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage LLC (dba F&M Mortgage) and F & M Bank Corp. holds a majority ownership in VSTitle LLC (VST), with the remaining minority interest owned by F&M Mortgage.

The Bank is a full service commercial bank offering a wide range of banking and financial services through its thirteen branch offices as well as its loan production office located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, VA.VS Title provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, VA.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639 at January 1, 2002. As of December 31, 2008, the Company recognized $31 in additional goodwill related to the purchase of 70% ownership in F&M Mortgage. In 2017, the Company recognized $211 in goodwill and $285 in intangibles related to the purchase of VST. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2017, 2016 or 2015. The intangibles related to the VST purchase are amortized over periods up to 15 years with $33 and $53 recorded in 2018 and 2017, respectively.

At June 30, 2018, a preliminary goodwill of $75 was recorded for VSTitle’s acquisition of a small title company in Harrisonburg. The amount is subject to change during the measurement period.

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

Overview

Net income for the six months ended June 30, 2018 was $3,660 or $1.01 per diluted share, compared to $4,673 or $1.29 in the same period in 2017, a decrease of 21.68%. During the six months ended June 30, 2018, noninterest income decreased 4.99% and noninterest expense increased 9.51% during the same period. Net income from Bank operations adjusted for income from Parent activities, is as follows:

In thousands	2018	2017
Net Income from Bank Operations	$3,888	$4,550
Income from Parent Company Activities	(228)	123
Net Income for the six months ended June 30	$3,660	$4,673

During the three months ended June 30, 2018, net income was $1,688 or $.47 per diluted share, compared to $2,328 or $.64 in the same period in 2017, a decrease of 27.49%. In the three months ended June 30, 2018, noninterest income increased 6.22% and noninterest expense increased 10.24%.

In thousands	2018	2017
Net Income from Bank Operations	$1,659	$2,212
Income from Parent Company Activities (2018	29	116
Net Income for the three months ended June 30	$1,688	$2,328

As shown in Table I, the 2018 year to date tax equivalent net interest income increased $1,147 or 7.91% compared to the same period in 2017. The tax equivalent adjustment to net interest income totaled $41 for the first six months of 2018. The yield on earning assets increased .33%, while the cost of funds increased .13% compared to the same period in 2017.

The three months ended June 30, 2018 tax equivalent net interest income increased $500 or 6.79% compared to the same period in 2017. The tax equivalent adjustment to net interest income totaled $20 for the three months ended June 30, 2018.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.73% at June 30, 2018, an increase of 27 basis points when compared to the same period in 2017. A schedule of the net interest margin for the three and six month periods ended June 30, 2018 and 2017 can be found in Table I.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	June 30, 2018		June 30, 2017
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$17,468	$8,837	$16,054	$8,177
Interest Income - Securities and Other Interest-Earnings Assets	237	125	212	79
Interest Expense – Deposits	1,505	766	1,249	633
Interest Expense - Other Borrowings	589	349	582	292
Total Net Interest Income	15,611	7,847	14,435	7,331

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	41	20	70	36
Total Tax Benefit on Tax-Exempt Interest Income	41	20	70	36
Tax-Equivalent Net Interest Income	$15,652	$7,867	$14,505	$7,367

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 41.83% of rate sensitive assets and 36.63% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

The decrease in noninterest income of $196 for the six-month period June 30, 2018 is primarily due to the 2017 gain on prepayment of FHLB debt of $504 in the first quarter of 2017. Exclusive of the FHLB debt gain, noninterest income increased 9%. Other areas of increase are service charges on deposits ($73), ATM and check card fees ($54) and investment services and insurance ($59). The increase in noninterest income of $117 for the three months ended June 30, 2018 is primarily due to growth in investment services and insurance ($36) and ATM and check card fees ($37). For the three months ended June 30, 2018 noninterest income increased 6.22%.

Noninterest expense for the six months ended June 30, 2018 increased $1,138 as compared to 2017. Expenses increased in the areas of salaries and benefits ($856), equipment expense ($124) and telecommunications and data processing ($76). For the three months ended June 30, 2018 noninterest expense increased $616. Areas of increase were salary and benefits ($520), equipment expense ($52) and telecommunications and data processing ($65). Increases in salaries and benefits relate to normal salary increases, additional staff to support new branch locations, employee increases at F&M Mortgage and VSTitle, and increased cost of insurance. Equipment and telecommunications and data processing also increased as a result of branching activities.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 1.75% to 2.00% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold and interest bearing bank deposits have increased since year end due to changes in the composition of the balances sheet.

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

As of June 30, 2018, the fair value of securities available for sale was below their cost by $193. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities that will mature in 2018.

In reviewing investments as of June 30, 2018, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $634,122 increased $17,148 at June 30, 2018 compared to December 31, 2017. The following categories experienced growth: farmland, real estate, commercial real estate, home equity-open end, commercial and industrial, credit cards and dealer finance.

Loans Held for Sale totaled $49,821 at June 30, 2018, an increase of $10,046 compared to December 31, 2017. The Northpointe participation loan program is typically subject to seasonal fluctuations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $14,977 at June 30, 2018 compared to $7,102 at December 31, 2017. The increase in nonaccrual loans is primarily due to two commercial relationships which have been reviewed for impairment and properly provisioned at June 30, 2018. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2018 and December 31, 2017, the Company held $2,034 and $1,984 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2018	December 31, 2017

Nonaccrual Loans
Real Estate	$7,272	$5,628
Commercial	6,460	599
Home Equity	133	451
Other	161	226

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	899	143
Commercial	-	-
Home Equity	26	-
Other	26	55

Total Nonperforming loans	$14,977	$7,102

Restructured Loans current and performing:
Real Estate	7,486	7,710
Commercial	-	-
Home Equity	-	-
Other	268	78

Nonperforming loans as a percentage of loans held for investment	2.36%	1.15%

Net charge offs to total loans held for investment	.15%	.24%

Allowance for loan and lease losses to nonperforming loans	47.44%	85.10%

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

The allowance for loan losses of $7,105 at June 30, 2018 is equal to 1.12% of loans held for investment. This compares to an allowance of $6,044 (.98%) at December 31, 2017. The Company experienced an increase in nonperforming loans during the fourth quarter of 2017 and first half of 2018. As a result, the Bank has recorded a $2,030 provision for loan losses in the first half of 2018. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. The increase in nonperforming loans is attributable to two relationships ($8.1 million) that have been reviewed for impairment and have specific reserves of $2.3 million in the allowance for loan losses. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at June 30, 2018 have decreased $611 since December 31, 2017. Noninterest bearing deposits increased $1,576 while interest bearing decreased $2,187. The decrease in deposits is consistent with the first half of 2017, commercial accounts decline due to tax and bonus payouts during this time of year. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The Bank also has the ability to bid on One-Way buy deposits through the CDARs network and has participated in this program to supplement core deposits. At June 30, 2018 and December 31, 2017 the Company had a total of $3.1 million and $1.2 million in CDARS funding and $16 million and $16.7 million in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of June 30, 2018, short-term debt consisted of $40,000 in FHLB short-term borrowings and $6,000 in FHLB daily rate credit. This compared to FHLB short-term borrowings of $20,000 at December 31, 2017. There were no balances in Federal funds purchased at June 30, 2018 or December 31, 2017.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. There were no new borrowings in 2018. Long term FHLB borrowings totaled $47,339 and $49,554 at June 30, 2018 and December 31, 2017.

The Company also has a note payable on a lot adjacent to one of the branches in the amount of $85 and $170 at June 30, 2018 and December 31, 2017. VS Title, LLC has a vehicle loan with a balance of $10 at June 30, 2018 and December 31, 2017.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At June 30, 2018, the Bank had Common Equity Tier I capital of 13.84%, Tier I capital of 13.84% of risk weighted assets and combined Tier I and II capital of 14.92% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 30, 2017, the Bank had Common Equity Tier I capital of 13.86%, Tier I capital of 13.86% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At June 30, 2018 and December 31, 2017, the Bank reported a leverage ratio of 12.24% and 11.83%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.92% at June 30, 2018 and 7.41% at December 31, 2017. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2017, a capital conservation buffer of 0.625% became effective. The capital conservation buffer for 2018 is 1.25% and will gradually be increased through January 1, 2019 to 2.5%.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution, with Zions Bank and Pacific Coast Bankers Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings.

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

As of June 30, 2018, the Company had a cumulative Gap Rate Sensitivity Ratio of 15.61% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2017-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements by gathering data on current lease agreements and analyzing the capital impact of expected right of use assets that will be recorded. No changes are expected regarding total lease expense.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a Current Expected Credit Losses steering committee which has chosen a vendor and is in the beginning stages of set up.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect this standard to have a material impact on the financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company is currently assessing the impact that ASU 2018‐03 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not have stock compensation and therefore this standard will have no material impact.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017			June 30, 2018			June 30, 2017
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$624,278	$17,051	5.51%	$592,729	$15,679	5.33%	$628,381	$8,549	5.46%	$597,126	$7,942	5.33%
Loans held for sale	26,226	458	3.52%	32,145	445	2.79%	38,602	308	3.20%	38,193	271	2.85%
Federal funds sold	2,676	18	1.36%	18,143	71.79%		886	2.91%		7,695	17.89%
Interest bearing deposits	1,087	7	1.30%	1,098	4.73%		1,069	3	1.13%	670	1.60%
Investments
Taxable 3	13,552	212	3.15%	11,194	137	2.47%	13,522	120	3.56%	11,022	61	2.22%
Partially taxable	124	-	-	125	-	-	124	-	-	125	-	-
Total earning assets	$667,943	$17,746	5.36%	$655,434	$16,336	5.03%	$682,584	$8,982	5.28%	$654,831	$8,292	5.08%
Interest Expense
Demand deposits	115,632	267.47%		119,388	254.43%		115,410	136.47%		118,560	129.43%
Savings	123,090	275.45%		111,755	247.45%		124,595	140.45%		112,015	126.45%
Time deposits	164,141	963	1.18%	155,593	748.97%		163,024	490	1.20%	154,971	378.98%
Short-term debt	13,945	136	1.98%	15,982	32.42%		24,935	126	2.03%	18,688	24.52%
Long-term debt	48,291	453	1.89%	55,390	550	2.00%	47,731	223	1.87%	52,311	268	2.06%
Total interest bearing liabilities	$465,099	$2,094.91%		$458,108	$1,831.81%		$475,695	$1,115.94%		$456,545	$925.81%

Tax equivalent net interest income		$15,652			$14,505			$7,867			$7,367

Net interest margin			4.73%			4.46%			4.62%			4.51%

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

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2018
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$38,292	$37,062	$118,281	$30,010	$-	$223,645
Installment	3,870	2,330	66,273	16,705	-	89,178
Real estate loans for investments	94,715	58,442	155,413	9,762	-	318,332
Loans held for sale	49,821	-	-	-	-	49,821
Credit cards	2,967	-	-	-	-	2,967
Interest bearing bank deposits	1,565	-	-	-	-	1,565
Federal funds sold	2,064					2,064
Investment securities	-	-	7,938	447	-	8,385
Total	$193,294	$97,834	$347,905	$56,924	$-	$695,957

Sources of funds
Interest bearing demand deposits	$-	$31,110	$67,493	$18,191	$-	$116,794
Savings deposits	-	25,246	75,736	25,245	-	126,227
Certificates of deposit $100,000 and over	6,148	20,722	32,907	-	-	59,777
Other certificates of deposit	12,658	31,100	58,201	-	-	101,959
Short-term borrowings	46,000	-	-	-	-	46,000
Long-term borrowings	1,108	8,406	33,795	4,125	-	47,434
Total	$65,914	$116,584	$268,132	$47,561	$-	$498,191

Discrete Gap	$127,380	$(18,750)	$79,773	$9,363	$-	$197,766

Cumulative Gap	$127,380	$108,630	$188,403	$197,766	$197,766

Ratio of Cumulative Gap to Total Earning Assets	18.30%	15.61%	27.07%	28.42%	28.42%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2018. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 4.
Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

F & M BANK CORP.

By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer
August 8, 2018

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