Form 10-Q
period 2018-09-30
F&M BANK CORP
filed 2018-11-09
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
Quarterly report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Common Stock, par value - $5	3,218,974 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2018	2017*
	(Unaudited)
Assets
Cash and due from banks	$10,305	$10,622
Money market funds	805	1,285
Federal funds sold	6,313	-
Cash and cash equivalents	17,423	11,907
Securities:
Held to maturity – fair value of $123 and $125 in 2018 and 2017, respectively	123	125
Available for sale	8,244	28,615
Other investments	13,857	12,503
Loans held for sale	38,595	39,775
Loans held for investment	646,784	616,974
Less: allowance for loan losses	(7,273)	(6,044)
Net loans held for investment	639,511	610,930

Other real estate owned, net	2,063	1,984
Bank premises and equipment, net	17,575	15,894
Interest receivable	2,076	2,007
Goodwill	2,956	2,881
Bank owned life insurance	19,320	13,950
Other assets	13,862	12,699
Total assets	$775,605	$753,270
Liabilities
Deposits:
Noninterest bearing	$163,913	$162,233
Interest bearing	425,072	406,944
Total deposits	588,985	569,177

Short-term debt	30,000	25,296
Accrued liabilities	17,633	17,789
Long-term debt	46,326	49,733
Total liabilities	682,944	661,995

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 322,510 and 324,150 issued and	$7,488	$7,529
outstanding for September 30, 2018 and December 31, 2017, respectively
Common stock, $5 par value, 6,000,000 shares authorized, 3,223,683 and 3,255,036 shares issued	16,118	16,275
and outstanding for September 30, 2018 and December 31, 2017, respectively.
Additional paid in capital – common stock	9,316	10,225
Retained earnings	63,473	60,814
Non-controlling interest in consolidated subsidiaries	539	574
Accumulated other comprehensive loss	(4,273)	(4,142)
Total stockholders’ equity	$92,661	$91,275
Total liabilities and stockholders’ equity	$775,605	$753,270

*2017 derived from audited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2018	2017
Interest and fees on loans held for investment	$8,862	$8,221
Interest and fees on loans held for sale	317	329
Interest from money market funds and federal funds sold	48	41
Interest on debt securities – taxable	101	97
Total interest and dividend income	9,328	8,688

Interest expense
Total interest on deposits	872	698
Interest from short-term debt	146	14
Interest from long-term debt	286	318
Total interest expense	1,304	1,030

Net interest income	8,024	7,658

Provision for Loan Losses	450	-
Net Interest Income After Provision for Loan Losses	7,574	7,658

Noninterest income
Service charges on deposit accounts	378	359
Investment services and insurance income, net	239	169
Mortgage banking income, net	529	783
Title insurance income	404	325
Income on bank owned life insurance	158	112
Low income housing partnership losses	(189)	(201)
ATM and check card fees	395	353
Other operating income	233	245
Total noninterest income	2,147	2,145

Noninterest expense
Salaries	3,277	3,194
Employee benefits	935	689
Occupancy expense	286	281
Equipment expense	271	224
FDIC insurance assessment	70	20
Other real estate owned, net	15	(4)
Marketing expense	156	147
Legal and professional fees	173	78
ATM and check card fees	185	183
Telecommunication and data processing expense	401	370
Directors fees	117	117
Bank franchise tax	105	167
Other operating expenses	978	793
Total noninterest expense	6,969	6,259

Income before income taxes	2,752	3,544
Income tax expense	252	946
Net Income	2,500	2,598
Net income (loss) attributable to non-controlling interest	(15)	48
Net Income attributable to F & M Bank Corp.	$2,515	$2,550
Dividends paid/accumulated on preferred stock	103	103
Net income available to common stockholders	$2,412	$2,447

Per Common Share Data
Net income – basic	$.75	$.75
Net income – diluted	$.70	.70
Cash dividends on common stock	$.25	$.24
Weighted average common shares outstanding – basic	3,229,341	3,270,969
Weighted average common shares outstanding – diluted	3,587,650	3,632,607

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2018	2017
Interest and fees on loans held for investment	$25,872	$23,830
Interest and fees on loans held for sale	775	774
Interest from money market funds and federal funds sold	73	116
Interest on debt securities – taxable	313	234
Total interest and dividend income	27,033	24,954

Interest expense
Total interest on deposits	2,377	1,947
Interest from short-term debt	282	46
Interest from long-term debt	739	868
Total interest expense	3,398	2,861

Net interest income	23,635	22,093

Provision for Loan Losses	2,480	-
Net Interest Income After Provision for Loan Losses	21,155	22,093

Noninterest income
Service charges on deposit accounts	1,102	1,010
Investment services and insurance income	659	530
Mortgage banking income, net	1,664	1,763
Title insurance income	966	879
Income on bank owned life insurance	380	336
Low income housing partnership losses	(573)	(587)
ATM and check card fees	1,130	1,034
Gain on prepayment of long-term debt	-	504
Loss on sale of other investments	-	(42)
Other operating income	551	513
Total noninterest income	5,879	5,940

Noninterest expense
Salaries	9,424	8,502
Employee benefits	2,811	2,467
Occupancy expense	823	776
Equipment expense	788	613
FDIC insurance assessment	166	200
Other real estate owned, net	17	22
Marketing expense	387	404
Legal and professional fees	372	253
ATM and check card fees	541	529
Telecommunication and data processing expense	1,152	1,045
Directors fees	345	360
Bank franchise tax	417	491
Other operating expenses	2,836	2,464
Total noninterest expense	20,079	18,126

Income before income taxes	6,955	9,907
Income tax expense	790	2,633
Net Income	6,165	7,274
Net income (loss) attributable to non-controlling interest	(10)	51
Net Income attributable to F & M Bank Corp.	$6,175	$7,223
Dividends paid/accumulated on preferred stock	310	312
Net income available to common stockholders	$5,865	$6,911
Per Common Share Data
Net income – basic	$1.81	$2.11
Net income – diluted	$1.71	1.99
Cash dividends on common stock	.95	$.69
Weighted average common shares outstanding – basic	3,245,032	3,271,863
Weighted average common shares outstanding – diluted	3,604,193	3,634,856

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Net Income	$6,175	$7,223	$2,515	$2,550

Other comprehensive (loss) income:
Unrealized holding (losses)
on available-for-sale securities	(166)	(2)	2	-
Tax effect	35	1	-	-
Unrealized holding (losses), net of tax	(131)	(1)	2	-
Total other comprehensive (loss) income	(131)	(1)	2	-
Total comprehensive income	$6,044	$7,222	$2,517	$2,550

Comprehensive income attributable to noncontrolling interests	$(10)	$51	$(15)	$48

Comprehensive income (loss) attributable to F&M Bank Corp.	$6,034	$7,273	$2,502	$2,598

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Balance, beginning of period	$91,275	$86,682

Comprehensive income
Net income – F & M Bank Corp	6,175	7,223
Net income (loss) attributable to non-controlling interest	(10)	51
Other comprehensive (loss)	(131)	(1)
Total comprehensive income	6,034	7,273

Minority interest capital distributions	(25)	(149)
Issuance of common stock	210	150
Repurchase of common stock	(1,375)	(199)
Repurchase of preferred stock	(63)	(101)
Dividends paid	(3,395)	(2,500)
Balance, end of period	$92,661	$91,156

F & M BANK CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$6,175	$7,223
Reconcile net income to net cash provided by operating activities:
Depreciation	852	660
Amortization of intangibles	49	2
Amortization of securities	4	-
Proceeds from loans held for sale originated	31,665	61,310
Loans held for sale originated	(30,048)	(59,250)
Gain on sale of loans held for sale originated	(1,617)	(1,876)
Gain on prepayment of long-term debt	-	(504)
Provision for loan losses	2,480	-
Increase in interest receivable	(69)	(60)
Increase in other assets	(656)	(336)
Decrease in accrued liabilities	(701)	(422)
Amortization of limited partnership investments	573	587
Income from life insurance investment	(380)	(336)
Gain on the sale of fixed assets	(9)	-
Loss on sale of investments	-	42
Gain on sale and valuation adjustments for other real estate owned	(28)	-
Net cash provided by operating activities	8,290	7,040

Cash flows from investing activities
Purchase of investments available for sale and other investments	(3,361)	(61,432)
Purchase of title insurance company	(75)	(304)
Proceeds from maturity of investments available for sale	21,636	63,811
Proceeds from the sale of investments	-	55
Net increase in loans held for investment	(31,254)	(29,070)
Net decrease in loans held for sale participations	1,180	4,373
Purchase of bank owned life insurance	(5,000)	-
Proceeds from the sale of fixed assets	9	(7)
Proceeds from the sale of other real estate owned	141	80
Net purchase of property and equipment	(2,533)	(3,036)
Net cash used in investing activities	(19,257)	(25,530)

Cash flows from financing activities
Net change in deposits	19,808	25,295
Net change in short-term debt	4,704	2,128
Dividends paid in cash	(3,395)	(2,500)
Proceeds from issuance of common stock	210	150
Repurchase of preferred stock	(63)	(101)
Repurchase of common stock	(1,375)	(199)
Repayments of long-term debt	(3,406)	(12,892)
Net cash provided by financing activities	16,483	11,881

Net increase (decrease) in Cash and Cash Equivalents	5,516	(6,609)
Cash and cash equivalents, beginning of period	11,907	16,355
Cash and cash equivalents, end of period	$17,423	$9,746
Supplemental Cash Flow information:
Cash paid for:
Interest	$3,340	$2,850
Taxes	1,657	3,495
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	193	145
Change in unrealized (loss) on securities available for sale	(166)	(2)

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements including the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc. (FMFS), F&M Mortgage, and VSTitle, LLC (VST). The Company purchased VSTitle, a title company headquartered in Harrisonburg, VA with offices in Harrisonburg, Fishersville and Charlottesville, VA on January 1, 2017. VSTitle purchased a small title company in January of 2018.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

(dollars in thousands)	For the Nine months ended	For the Three months ended	For the Nine months ended	For the Three months ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
Earnings available to common stockholders:
Net income	$6,165	$2,500	$7,274	$2,598
Non-controlling interest income (loss)	(10)	(15)	51	48
Preferred stock dividends	310	103	312	103
Net income available to common stockholders	$5,865	$2,412	$6,911	$2,447

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$5,865	3,245,032	$1.81	$6,911	3,271,863	$2.11
Effect of Dilutive Securities:
Convertible Preferred Stock	310	359,161	(.10)	312	362,993	(0.12)
Diluted EPS	$6,175	3,604,193	$1.71	$7,223	3,634,856	$1.99

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,412	3,229,341	$.75	$2,447	3,270,969	$.75
Effect of Dilutive Securities:
Convertible Preferred Stock	103	358,309	(.05)	103	361,638	(0.05)
Diluted EPS	$2,515	3,587,650	$.70	$2,550	3,632,607	$.70

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
U. S. Treasuries	$123	$-	$-	$123
December 31, 2017
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U. S. Government sponsored enterprises	$7,999	$-	$179	$7,820
Mortgage-backed obligations of federal agencies	435	-	11	424
Total Securities Available for Sale	$8,434	$-	$190	$8,244

December 31, 2017
U. S. Treasuries	$19,998	$-	$-	$19,998
U.S. Government sponsored enterprises	7,999	-	19	7,980
Mortgage-backed obligations of federal agencies	508	-	6	502
Equity securities1	135	-	-	135
Total Securities Available for Sale	$28,640	$-	$25	$28,615

1 Transferred to other investments on January 1, 2018 upon adoption of ASU 2016-01

The amortized cost and fair value of securities at September 30, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	123	123	5,999	5,880
Due after five years	-	-	2,435	2,364
Due after ten years	-	-	-	-
Total	$123	$123	$8,434	$8,244

There were no gains or losses on sales of available for sale securities in the three or nine month periods ended September 30, 2018 or 2017. There were also no securities with other than temporary impairment and no securities that had been in a continuous loss position in excess of twelve months as of September 30, 2018 and December 31, 2017.

Note 2.             Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of September 30, 2018 and December 31, 2017 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U. S. Government sponsored enterprises	$7,820	$(179)	$-	$-	$7,820	$(179)
Mortgage-backed obligations of federal agencies	424	(11)	-	-	424	(11)
Total	$8,244	$(190)	$-	$-	$8,244	$(190)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U. S. Government sponsored enterprises	$3,981	$(19)	$-	$-	$3,981	$(19)
Mortgage-backed obligations of federal agencies	502	(6)	-	-	502	(6)
Total	$4,483	$(25)	$-	$-	$4,483	$(25)

As of September 30, 2018, other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $8,331), stock in the Federal Home Loan Bank (carrying basis $3,922) and various other investments (carrying basis $1,604). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2018. At September 30, 2018, the Company was committed to invest an additional $4,324 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet. During the first quarter of 2017, both Farmers & Merchants Financial Services and F&M Mortgage ended their relationship with Bankers Title Virginia resulting in a consolidated loss of $42.

Note 3.
Loans

	2018	2017
Construction/Land Development	$68,806	$71,620
Farmland	16,735	13,606
Real Estate	188,460	184,546
Multi-Family	9,823	10,298
Commercial Real Estate	155,651	148,906
Home Equity – closed end	10,765	11,606
Home Equity – open end	55,136	54,739
Commercial & Industrial – Non-Real Estate	35,715	36,912
Consumer	10,660	6,633
Dealer Finance	92,084	75,169
Credit Cards	2,949	2,939
Total	$646,784	$616,974
Loans held for investment outstanding at September 30, 2018 and December 31, 2017 are summarized as follows:

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $187,927 and $218,323 as of September 30, 2018 and December 31, 2017, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of September 30, 2018 and December 31, 2017 were $38,595 and $39,775, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$2,972	$2,972	$-	$4,352	$5,269	$-
Farmland	1,941	1,941	-	1,984	1,984	-
Real Estate	1,366	1,366	-	1,273	1,273	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,444	1,444	-	6,229	6,229	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	8	8	-
Credit cards	-	-	-	-	-	-
Dealer Finance	16	16	-	31	31	-
	7,739	7,739	-	13,877	15,141	-
Impaired loans with a valuation allowance
Construction/Land Development	6,826	7,386	2,182	4,998	4,998	1,661
Farmland	-	-		-	-	-
Real Estate	426	426	7	1,188	1,188	209
Multi-Family	-	-		-	-	-
Commercial Real Estate	5,851	5,851	1,539	-	-	-
Home Equity – closed end	-	-		-	-	-
Home Equity – open end	-	-		-	-	-
Commercial & Industrial – Non-Real Estate	-	-		-	-	-
Consumer	9	9	2	-	-	-
Credit cards	-	-		-	-	-
Dealer Finance	234	234	15	47	47	12
	13,346	13,906	3,745	6,233	6,233	1,882
Total impaired loans	$21,085	$21,645	$3,745	$20,110	$21,374	$1,882

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3.
Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,725	$47	$5,414	$14	$4,440	$126	$4,870	$64
Farmland	1,962	80	1,921	-	1,973	142	1,900	-
Real Estate	930	17	743	8	1,078	28	746	25
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	868	44	200	9	2,317	53	167	12
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	347	-	87	-	347	-
Commercial & Industrial – Non-Real Estate	-	(8)	164	2	-	(8)	165	8
Consumer and credit cards	-	(1)	10	-	2	(1)	10	-
Dealer Finance	25	-	23	1	28	1	22	2
	7,510	179	8,822	34	9,925	341	8,227	111
Impaired loans with a valuation allowance:
Construction/Land Development	$7,425	$(125)	$5,640	$75	$6,664	$(27)	$6,215	$215
Farmland	-	-	-	-	-	-	-	-
Real Estate	866	(17)	1,194	10	1,045	10	1,196	41
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	5,874	179	-	-	4,166	320	-	-
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-	-	-
Consumer and credit card	10	1	-	-	8	2	-	-
Dealer Finance	232	11	59	1	169	19	59	2
	14,407	49	6,893	86	12,052	324	7,470	258
Total Impaired Loans	$21,917	$228	$15,715	$120	$21,977	$665	$15,697	$369

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2018 and December 31, 2017:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
September 30, 2018
Construction/Land Development	$19	$149	$4,536	$4,704	$64,102	$68,806	$5,097	$-
Farmland	-	-	-	-	16,735	16,735	-	-
Real Estate	1,432	835	2,234	4,501	183,959	188,460	1,424	1,484
Multi-Family	170	-	-	170	9,653	9,823	-	-
Commercial Real Estate	1,699	1,373	6,195	9,267	146,384	155,651	6,195	-
Home Equity – closed end	-	-	14	14	10,751	10,765	-	14
Home Equity – open end	504	-	487	991	54,145	55,136	125	387
Commercial & Industrial – Non- Real Estate	338	-	113	451	35,264	35,715	112	-
Consumer	52	99	3	154	10,506	10,660	5	-
Dealer Finance	1,619	457	289	2,365	89,719	92,084	385	-
Credit Cards	51	-	12	63	2,886	2,949	-	12
Total	$5,884	$2,913	$13,883	$22,680	$624,104	$646,784	$13,343	$1,897

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2017
Construction/Land Development	$167	$5,459	$3,908	$9,534	$62,086	$71,620	$3,908	$-
Farmland	-	-	-	-	13,606	13,606	-	-
Real Estate	2,858	1,954	560	5,372	179,174	184,546	1,720	143
Multi-Family	179	-	-	179	10,119	10,298	-	-
Commercial Real Estate	544	-	-	544	148,362	148,906	-	-
Home Equity – closed end	-	25	-	25	11,581	11,606	3	-
Home Equity – open end	454	165	268	887	53,852	54,739	448	-
Commercial & Industrial – Non- Real Estate	108	36	595	739	36,173	36,912	599	-
Consumer	43	5	-	48	6,585	6,633	-	-
Dealer Finance	1,300	252	189	1,741	73,428	75,169	226	54
Credit Cards	30	8	1	39	2,900	2,939	-	1
Total	$5,683	$7,904	$5,521	$19,108	$597,866	$616,974	$6,904	$198

At September 30, 2018 and December 31, 2017, other real estate owned included $177 and $207 of foreclosed residential real estate. The Company has $900 of consumer mortgages for which foreclosure is in process at September 30, 2018 and $103 at December 31, 2017.

Nonaccrual loans at September 30, 2018 and September 30, 2017, would have earned approximately $371 and $109, respectively, in interest income had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2018 and December 31, 2017 is as follows:

September 30, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$47	$122	$86	$2,708	$2,182	$526
Farmland	25	-	-	(3)	22	-	22
Real Estate	719	57	12	(291)	383	7	376
Multi-Family	19	-	-	(4)	15	-	15
Commercial Real Estate	482	46	1	1,328	1,765	1,539	226
Home Equity – closed end	66	3	4	(20)	47	-	47
Home Equity – open end	209	-	3	(53)	159	-	159
Commercial & Industrial – Non-Real Estate	337	544	88	365	246	-	246
Consumer	148	28	28	(68)	80	2	78
Dealer Finance	1,440	1,448	673	1,148	1,813	15	1,798
Credit Cards	52	43	34	(8)	35	-	35
Total	$6,044	$2,216	$965	$2,480	$7,273	$3,745	$3,528

December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$620	$-	$(214)	$2,547	$1,661	$886
Farmland	34	-	-	(9)	25	-	25
Real Estate	843	-	2	(126)	719	209	510
Multi-Family	23	-	-	(6)	19	-	19
Commercial Real Estate	705	-	13	(236)	482	-	482
Home Equity – closed end	75	7	25	(27)	66	-	66
Home Equity – open end	470	26	53	(288)	209	-	209
Commercial & Industrial – Non-Real Estate	586	179	72	(142)	337	-	337
Consumer	78	136	28	178	148	-	148
Dealer Finance	1,289	1,806	1,143	814	1,440	12	1,428
Credit Cards	59	98	37	54	52	-	52
Total	$7,543	$2,872	$1,373	$-	$6,044	$1,882	$4,162

Note 4.
Allowance for Loan Losses, continued

September 30, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,806	$9,798	$59,008
Farmland	16,735	1,941	14,794
Real Estate	188,460	1,792	186,668
Multi-Family	9,823	-	9,823
Commercial Real Estate	155,651	7,295	148,356
Home Equity – closed end	10,765	-	10,765
Home Equity –open end	55,136	-	55,136
Commercial & Industrial – Non-Real Estate	35,715	-	35,715
Consumer	10,660	9	10,651
Dealer Finance	92,084	250	91,834
Credit Cards	2,949	-	2,949
	$646,784	$21,085	$625,699
Total

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2018 and December 31, 2017:

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
Total

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2018 and December 31, 2017:

September 30, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,625	$17,494	$33,461	$7,071	$270	$8,885	$-	$68,806
Farmland	62	-	4,469	5,800	3,970	493	1,941	-	16,735
Real Estate	-	1,617	53,949	104,600	22,070	1,154	5,070	-	188,460
Multi-Family	-	-	3,007	6,645	171	-	-	-	9,823
Commercial Real Estate	-	2,388	46,030	86,775	11,301	2,962	6,195	-	155,651
Home Equity – closed end	-	-	3,337	5,490	1,924	-	14	-	10,765
Home Equity – open end	115	1,713	20,073	29,050	3,559	56	570	-	55,136
Commercial & Industrial (Non-Real Estate)	223	1,971	17,609	12,725	2,664	349	174	-	35,715
Consumer (excluding dealer)	34	178	2,893	$5,597	1,893	65	-	-	10,660
Total	$434	$9,492	$168,861	$290,143	$54,623	$5,349	$22,849	$-	$551,751

	Credit Cards	Dealer Finance
Performing	$2,937	$91,795
Non-performing	12	289
Total	$2,949	$92,084

Note 4.
Allowance for Loan Losses, continued

December 31, 2017	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$690	$12,974	$30,197	$9,165	$3,520	$15,074	$-	$71,620
Farmland	63		3,153	4,120	3,793	494	1,983	-	13,606
Real Estate	-	1,512	53,764	101,606	19,734	4,660	3,270	-	184,546
Multi-Family	-	228	4,780	5,111	179	-	-	-	10,298
Commercial Real Estate	-	3,525	45,384	89,195	9,012	634	1,156	-	148,906
Home Equity – closed end	-	-	3,535	5,410	1,279	1,379	3	-	11,606
Home Equity – open end	235	1,598	17,383	30,888	3,945	176	514	-	54,739
Commercial & Industrial (Non-Real Estate)	262	1,595	13,297	19,442	1,480	207	629	-	36,912
Consumer (excluding dealer)	34	490	2,226	88	1,065	2,254	476	-	6,633
Total	$594	$9,638	$156,496	$286,057	$49,652	$13,324	$23,105	$-	$538,866

	Credit Cards	Dealer Finance
Performing	$2,938	$75,116
Non-performing	1	53
Total	$2,939	$75,169

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

Note 5.
Employee Benefit Plan, continued

 The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2018 and 2017:

	Nine Months Ended		Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$576	$522	$192	$174
Interest cost	372	365	124	122
Expected return on plan assets	(693)	(638)	(231)	(213)
Amortization of prior service cost	(12)	(11)	(4)	(4)
Amortization of net loss	228	213	76	71
Net periodic pension cost	$471	$450	$157	$150

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018	Total	Level 1	Level 2	Level 3

U.S. Government sponsored enterprises	$7,820	$-	$7,820	$-
Mortgage-backed obligations of federal agencies	424	-	424	-
Total securities available for sale	$8,244	$-	$8,244	$-

December 31, 2017	Total	Level 1	Level 2	Level 3

U. S. Treasuries	$19,998	$19,998	$-	$-
U.S. Government sponsored enterprises	7,980	-	7,980	-
Mortgage-backed obligations of federal agencies	502	-	502	-
Equity securities1	135	-	135	-
Total securities available for sale	$28,615	$19,998	$8,617	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at September 30, 2018 or December 31, 2017; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$4,644	$-	$-	$4,644
Real Estate	419	-	-	419
Commercial Real Estate	4,312	-	-	4,312
Consumer	7	-	-	7
Dealer Finance	219	-	-	219
Impaired loans	$9,601	$-	$-	$9,601

December 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,337	$-	-	$3,337
Real Estate	979	-	-	979
Dealer Finance	35	-	-	35
Impaired loans	$4,351	$-	$-	$4,351

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for September 30, 2018:

	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$ 9,601	Discounted appraised value	Discount for selling costs and marketability	2%-19% (Average 4.9%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$ 4,351	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.5%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands).

September 30, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,063	-	-	$2,063

December 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,984	-	-	$1,984

The following table presents information about Level 3 Fair Value Measurements for September 30, 2018:

	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$ 2,063	Discounted appraised value	Discount for selling costs	2.5%-10% (Average 4%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017:

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$ 1,984	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for September 30, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2018 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2018
Assets:
Cash and cash equivalents	$17,423	$17,423	$-	$-	$17,423
Securities	8,367	-	8,367	-	8,367
Loans held for sale	38,595	-	38,595	-	38,595
Loans held for investment, net	639,511	-	-	636,558	636,558
Interest receivable	2,076	-	2,076	-	2,076
Bank owned life insurance	19,320	-	19,320	-	19,320
Total	$725,292	$17,423	$68,358	$636,558	$722,339
Liabilities:
Deposits	$588,985	$-	$431,124	$160,211	$591,335
Short-term debt	30,000	-	30,000	-	30,000
Long-term debt	46,326	-	-	46,251	46,251
Interest payable	318	-	318	-	318
Total	$665,629	$-	$461,442	$206,462	$667,904

Note 7. Disclosures About Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31, 2017 Using

(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017
Assets:
Cash and cash equivalents	$11,907	$11,907	$-	$-	$11,907
Securities	28,740	19,998	8,742	-	28,740
Loans held for sale	39,775	-	39,775	-	39,775
Loans held for investment, net	610,930	-	-	646,703	646,703
Interest receivable	2,007	-	2,007	-	2,007
Bank owned life insurance	13,950	-	13,950	-	13,950
Total	$707,309	$31,905	$64,474	$646,703	$743,082
Liabilities:
Deposits	$569,177	$-	$403,907	$167,210	$571,117
Short-term debt	25,296	-	25,296	-	25,296
Long-term debt	49,733	-	-	49,869	49, 869
Interest payable	260	-	260	-	260
Total	$644,466	$-	$429,463	$217,079	$646,542

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

During the nine months ended September 30, 2018, there were seventeen loan modifications that were considered to be troubled debt restructurings. Three of these loans were modified during the three months ended September 30, 2018 and fourteen loan modifications that would be considered a troubled debt restructuring were modified during the first and second quarters of 2018. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	September 30, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	3	$2,245	$2,245
Consumer	14	199	199
Total	17	$2,444	$2,444

Note 8.
Troubled Debt Restructuring, continued

At September 30, 2018, there were three loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	September 30, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$990	$990
Consumer	2	14	14
Total	3	$1,004	$1,004

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

	September 30, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$67	$67
Total	1	$67	$67

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for September 30, 2018 and 2017:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(131)	-	(131)
Change in unfunded pension liability, net of tax	-	-	-
Balance at September 30, 2018	$(151)	$(4,122)	$(4,273)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(1)	-	(1)
Change in unfunded pension liability, net of tax	-	-	-
Balance at September 30, 2017	$5	$(3,171)	$(3,166)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or nine months ended September 30, 2018 or 2017.

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

Note 10.
Business Segments, continued

The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended September 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$26,915	$101	$109	$-	$-	$(92)	$27,033
Service charges on deposits	1,102	-	-	-	-	-	1,102
Investment services and insurance income	-	-	673	-	-	(14)	659
Mortgage banking income, net	-	1,664	-	-	-	-	1,664
Title insurance income	-	232	-	734	-	-	966
Other operating income	1,489	(1)	-	-	-	-	1,488
Total income	29,506	1,996	782	734	-	(106)	32,912
Expenses:
Interest Expense	3,403	87	-	-	-	(92)	3,398
Provision for loan losses	2,480	-	-	-	-	-	2,480
Salary and benefit expense	9,877	1,404	437	517	-	-	12,235
Other operating expenses	7,111	538	45	128	36	(14)	7,844
Total expense	22,871	2,029	482	645	36	(106)	25,957
Net income (loss) before taxes	6,635	(33)	300	89	(36)	-	6,955
Income tax expense	597	-	52	-	141	-	790
Net income (loss)	$6,038	$(33)	$248	$89	$(177)	$-	$6,165
Net income (loss) attributable to non-controlling interest	-	(10)	-	-	-	-	(10)
Net Income attributable to F & M Bank Corp.	$6,038	$(23)	$248	$89	$(177)	$-	$6,175
Total Assets	$777,401	$7,103	$6,954	$720	$92,372	$(108,945)	$775,605
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

Note 10.
Business Segments, continued

	Three months ended September 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,295	$31	$37	$-	$-	$(35)	$9,328
Service charges on deposits	378	-	-	-	-	-	378
Investment services and insurance income	-	-	242	-	-	(3)	239
Mortgage banking income, net	-	529	-	-	-	-	529
Title insurance income	-	123	-	281	-	-	404
Other operating income	646	(49)	-	-	-	-	597
Total income	10,319	634	279	281	-	(38)	11,475
Expenses:
Interest Expense	1,305	34	-	-	-	(35)	1,304
Provision for loan losses	450	-	-	-	-	-	450
Salary and benefit expense	3,312	574	154	172	-	-	4,212
Other operating expenses	2,617	82	16	39	6	(3)	2,757
Total expense	7,684	690	170	211	6	(38)	8,723
Net income (loss) before taxes	2,635	(56)	109	70	(6)	-	2,752
Income tax expense	312	-	16	-	(76)	-	252
Net income (loss)	$2,323	$(56)	$93	$70	$70	$-	$2,500
Net income (loss) attributable to non-controlling interest	-	(15)	-	-	-	-	(15)
Net Income attributable to F & M Bank Corp.	$2,323	$(41)	$93	$70	$70	$-	$2,515

Note 10.
Business Segments, continued

	Nine Months Ended September 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$24,815	$97	$112	$-	$-	$(70)	$24,954
Service charges on deposits	1,010	-	-	-	-	-	1,010
Investment services and insurance income	1	-	529	-	-	-	530
Mortgage banking income, net	-	1,763	-	-	-	-	1,763
Title insurance income	-	211	-	668	-	-	879
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on investments	-	(40)	(2)	-	-	-	(42)
Other operating income	1,296	-	-	-	-	-	1,296
Total income	27,626	2,031	639	668	-	(70)	30,894
Expenses:
Interest Expense	2,866	65	-	-	-	(70)	2,861
Provision for loan losses	-	-	-	-	-	-	-
Salary expense	9,026	1,203	341	399	-	-	10,969
Other operating expenses	6,421	591	23	118	4	-	7,157
Total expense	18,313	1,859	364	517	4	(70)	20,987
Net income (loss) before taxes	9,313	172	275	151	(4)	-	9,907
Income tax expense	2,603	-	83	-	(53)	-	2,633
Net income (loss)	$6,710	$172	$192	$151	$49	$-	$7,274
Net income attributable to non-controlling interest	-	51	-	-	-	-	51
Net Income attributable to F & M Bank Corp.	$6,710	$121	$192	$151	$49	$-	$7,223
Total Assets	$750,048	$6,309	$6,644	$443	$91,362	$(91,121)	$763,685
Goodwill	$2,670	$103	$-	$-	$340	$-	$3,113

Note 10.
Business Segments, continued
	Three Months Ended September 30, 2017
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,643	$32	$37	$-	$-	$(24)	$8,688
Service charges on deposits	359	-	-	-	-	-	359
Investment services and insurance income	-	-	169	-	-	-	169
Mortgage banking income, net	-	783	-	-	-	-	783
Title insurance income	-	78	-	247	-	-	325
Gain on prepayment of long-term debt	-	-	-	-	-	-	-
Loss on investments	-	-	-	-	-	-	-
Other operating income	509	-	-	-	-	-	509
Total income	9,511	893	206	247	-	(24)	10,833
Expenses:
Interest Expense	1,030	24	-	-	-	(24)	1,030
Provision for loan losses	-	-	-	-	-	-	-
Salary and benefit expense	3,048	587	107	141	-	-	3,883
Other operating expenses	2,203	121	6	46	-	-	2,376
Total expense	6,281	732	113	187	-	(24)	7,289
Net income (loss) before taxes	3,230	161	93	60	-	-	3,544
Income tax expense	933	-	30	-	(17)	-	946
Net income (loss)	$2,297	$161	$63	$60	$17	$-	$2,598
Net income attributable to non-controlling interest	-	48	-	-	-	-	48
Net Income attributable to F & M Bank Corp.	$2,297	$113	$63	$60	$17	$-	$2,550

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $30 million at September 30, 2018 and has increased $4.7 million from $25.3 million at December 31, 2017.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 1.87% and 1.86% at September 30, 2018 and December 31, 2017, respectively. The balance of these obligations at September 30, 2018 and December 31, 2017 were $46,232 and $49,554 respectively. The Company recognized a gain of $504 on prepayment of two FHLB advances totaling $10,000 during the first quarter of 2017 and there were no additional borrowings in 2017 or 2018. FHLB advances include a $5 million line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $85 at September 30, 2018 that is payable in one annual payment on January 1, 2019. There was $170 outstanding on this note at December 31, 2017. VS Title, LLC has a note payable for vehicle purchases with a balance of $9 at September 30, 2018 and December 31, 2017.

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

Note 12.
Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017. Noninterest income out-of-scope of Topic 606 in 2017 included onetime gains on prepayment of debt of $504.

	Nine Months Ended September 30,		Three Months Ended September 30, 2018
	2018	2017	2018	2017

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$1,102	$1,010	$378	$359
Investment Services and Insurance Income	659	530	239	169
Title Insurance Income	966	668	404	247
ATM and check card fees	1,130	1,034	395	353
Other	390	368	142	129
Noninterest Income (in-scope of Topic 606)	4,247	3,610	1,556	1,257
Noninterest Income (out-of-scope of Topic 606)	1,632	2,330	591	888
Total Noninterest Income	$5,879	$5,940	$2,147	$2,145

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its thirteen branch offices as well as its loan production office located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, VA. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, VA.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639 at January 1, 2002. As of December 31, 2008, the Company recognized $31 in additional goodwill related to the purchase of 70% ownership in F&M Mortgage. In 2017, the Company recognized $211 in goodwill and $285 in intangibles related to the purchase of VST. The goodwill is not amortized but is tested for impairment at least annually. The 2018 impairment test will be performed at year end. Based on this testing, there were no impairment charges for 2017. The intangibles related to the VST purchase are amortized over periods up to 15 years with $49 and $53 recorded in 2018 and 2017, respectively.

At September 30, 2018, a preliminary goodwill amount of $75 was recorded for VSTitle’s acquisition of a small title company in Harrisonburg. The amount is subject to change during the measurement period.

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

Overview

Net income for the nine months ended September 30, 2018 was $6,175 or $1.71 per diluted share, compared to $7,223 or $1.99 in the same period in 2017, a decrease of 14.51%. During the nine months ended September 30, 2018, noninterest income decreased 1.03% and noninterest expense increased 10.77% during the same period. Net income from Bank operations adjusted for income from Parent activities, is as follows:

In thousands	2018	2017
Net Income from Bank Operations	$6,263	$7,023
Income (loss) from Parent Company Activities	(88)	200
Net Income for the nine months ended September 30	$6,175	$7,223

During the three months ended September 30, 2018, net income was $2,515 or $.70 per diluted share, compared to $2,550 or $.70 in the same period in 2017, a decrease of 1.37%. In the three months ended September 30, 2018, noninterest income increased .09% and noninterest expense increased 11.34%.

In thousands	2018	2017
Net Income from Bank Operations	$2,375	$2,473
Income from Parent Company Activities	140	77
Net Income for the three months ended September 30	$2,515	$2,550

As shown in Table I, the 2018 year to date tax equivalent net interest income increased $1,538 or 6.93% compared to the same period in 2017. The tax equivalent adjustment to net interest income totaled $103 for the first nine months of 2018. The yield on earning assets increased .27%, while the cost of funds increased .13% compared to the same period in 2017.

The three months ended September 30, 2018 tax equivalent net interest income increased $391 or 5.08% compared to the same period in 2017. The tax equivalent adjustment to net interest income totaled $62 for the three months ended September 30, 2018.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin increasing to 4.65% at September 30, 2018, an increase of 18 basis points when compared to the same period in 2017. A schedule of the net interest margin for the three and nine month periods ended September 30, 2018 and 2017 can be found in Table I.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

GAAP Financial Measurements: (Dollars in thousands).	September 30, 2018		September 30, 2017
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$26,647	$9,179	$24,604	$8,550
Interest Income - Securities and Other Interest-Earnings Assets	386	149	350	138
Interest Expense – Deposits	2,377	872	1,947	698
Interest Expense - Other Borrowings	1,021	432	914	332
Total Net Interest Income	23,635	8,024	22,093	7,658

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	103	62	107	37
Total Tax Benefit on Tax-Exempt Interest Income	103	62	107	37
Tax-Equivalent Net Interest Income	$23,738	$8,086	$22,200	$7,695

The following table provides detail on the components of tax equivalent net interest income:

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 40.00% of rate sensitive assets and 34.49% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

The decrease in noninterest income of $61 for the nine-month period September 30, 2018 is primarily due to the 2017 gain on prepayment of FHLB debt of $504 in the first quarter of 2017. Exclusive of the FHLB debt gain, noninterest income increased 8.14%. Areas of increase are service charges on deposits ($92), ATM and check card fees ($96), investment services and insurance ($129) and title insurance income ($87), partially offset by a decline in mortgage banking income of $99. The increase in noninterest income of $2 for the three months ended September 30, 2018 is due to growth in service charges on deposits ($19), investment services and insurance income ($70), title insurance income ($79) and ATM and check card fees ($42) which were offset by a decline in mortgage banking income ($254). For the three months ended September 30, 2018 noninterest income increased .09%.

Noninterest expense for the nine months ended September 30, 2018 increased $1,953 as compared to 2017. Expenses increased in the areas of salaries and benefits ($1,266), occupancy and equipment expense ($222), legal and professional expense ($119), and telecommunications and data processing ($107). For the three months ended September 30, 2018 noninterest expense increased $710. Areas of increase were salary and benefits ($329), occupancy and equipment expense ($52), legal and professional expense ($95), and telecommunications and data processing ($31). Increases in salaries and benefits relate to normal salary increases, additional staff to support new branch locations, employee increases at F&M Mortgage and VSTitle, and increased cost of insurance. Occupancy, equipment and telecommunications and data processing also increased as a result of branching activities.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 2.00% to 2.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold and interest bearing bank deposits have increased since year end due to changes in the composition of the balances sheet.

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

As of September 30, 2018, the fair value of securities available for sale was below their cost by $190. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities that will mature in 2018.

In reviewing investments as of September 30, 2018, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $646,784 increased $29,810 at September 30, 2018 compared to December 31, 2017. The following categories experienced growth: farmland, real estate, commercial real estate, home equity-open end, consumer, credit cards and dealer finance.

Loans Held for Sale totaled $38,595 at September 30, 2018, a decrease of $1,180 compared to December 31, 2017. The Northpointe participation loan program is typically subject to seasonal fluctuations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $15,240 at September 30, 2018 compared to $7,102 at December 31, 2017. The increase in nonaccrual loans is primarily due to two commercial relationships which have been reviewed for impairment and properly provisioned at September 30, 2018. Although the potential exists for loan losses, management believes the bank has recorded proper reserves and continues to actively work with its customers to effect payment. As of September 30, 2018 and December 31, 2017, the Company held $2,063 and $1,984 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2018	December 31, 2017

Nonaccrual Loans
Real Estate	$6,521	$5,628
Commercial	6,307	599
Home Equity	125	451
Other	390	226

Loans past due 90 days or more (excluding nonaccrual)
Real Estate	1,484	143
Commercial	-	-
Home Equity	401	-
Other	12	55

Total Nonperforming loans	$15,240	$7,102

Restructured Loans current and performing:
Real Estate	6,101	7,710
Commercial	1,255	-
Home Equity	-	-
Other	245	78

Nonperforming loans as a percentage of loans held for investment	2.36%	1.15%

Net charge offs to total loans held for investment	.19%	.24%

Allowance for loan and lease losses to nonperforming loans	47.72%	85.10%

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

In evaluating the portfolio, loans are segregated into loans with identified losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria. Loans with identified losses include bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

Loans that are not impaired are categorized by call report code into unimpaired and classified loans. For unimpaired loans an estimate is calculated based on actual loss experience over the last five years, for loans of that type. Dealer finance loans utilize a two-year loss history. The Company monitors the net losses for this division and adjusts based on how the portfolio has performed since the department was established in 2012.  For classified loans, loans are grouped by call code and past due or adverse risk rating. Loss rates are assigned based on actual loss experience over the last five years multiplied by a risk factor. The Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $7,273 at September 30, 2018 is equal to 1.12% of loans held for investment. This compares to an allowance of $6,044 (.98%) at December 31, 2017. The Company experienced an increase in nonperforming loans during the fourth quarter of 2017 and first nine months of 2018. As a result, the Bank has recorded a $2,480 provision for loan losses in 2018 for the first nine months of 2018, $450 for the three months ended September 30, 2018 compared to $0 for the three and nine months ended September 30, 2017. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. The increase in nonperforming loans is attributable to two relationships ($8.1 million) that have been reviewed for impairment and have specific reserves of $2.3 million in the allowance for loan losses. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at September 30, 2018 have increased $19,808 since December 31, 2017. Noninterest bearing deposits increased $1,680 while interest bearing increased $18,128. The increase in deposits is a direct result of the banks efforts to grow customer deposits through branch operations, business development and a new money market promotion. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. The Bank also has the ability to bid on One-Way buy deposits through the CDARs network and has participated in this program to supplement core deposits. At September 30, 2018 and December 31, 2017 the Company had a total of $2.3 million and $1.2 million in CDARS funding and $19.2 million and $16.7 million in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of September 30, 2018, short-term debt consisted of $30,000 in FHLB short-term borrowings. This compared to FHLB short-term borrowings of $20,000 at December 31, 2017. There were no balances in Federal funds purchased at September 30, 2018 and a balance of $5,296 at December 31, 2017.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. There were no new borrowings in 2018. Long term FHLB borrowings totaled $46,232 and $49,554 at September 30, 2018 and December 31, 2017.

The Company also has a note payable on a lot adjacent to one of the branches in the amount of $85 and $170 at September 30, 2018 and December 31, 2017. VS Title, LLC has a vehicle loan with a balance of $9 at September 30, 2018 and December 31, 2017.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At September 30, 2018, the Bank had Common Equity Tier I capital of 13.97%, Tier I capital of 13.97% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 30, 2017, the Bank had Common Equity Tier I capital of 13.86%, Tier I capital of 13.86% of risk weighted assets and combined Tier I and II capital of 15.08% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At September 30, 2018 and December 31, 2017, the Bank reported a leverage ratio of 11.97% and 11.83%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.08% at September 30, 2018 and 7.41% at December 31, 2017. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. Beginning January 1, 2017, a capital conservation buffer of 0.625% became effective. The capital conservation buffer for 2018 is 1.25% and will gradually be increased through January 1, 2019 to 2.5%.

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

As of September 30, 2018, the Company had a cumulative Gap Rate Sensitivity Ratio of 15.33% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a Current Expected Credit Losses steering committee which has chosen a vendor and is in the set up stage with expectations of running parallel for all of 2019 and all data has been archived under the current model.

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

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect this standard to have a material impact on its consolidated financial statements

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017			September 30, 2018			September 30, 2017
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$630,016	$25,975	5.51%	$599,198	$23,937	5.34%	$639,195	$8,924	5.54%	$611,426	$8,258	5.36%
Loans held for sale	32,904	775	3.15%	36,026	774	2.87%	39,791	317	3.16%	45,007	329	2.90%
Federal funds sold	4,708	62	1.76%	15,780	108.92%		8,705	44	2.01%	11,131	37	1.32%
Interest bearing deposits	985	11	1.49%	1,594	8.67%		784	4	2.02%	2,569	4.62%
Investments
Taxable 3	13,755	313	3.04%	11,211	234	2.79%	14,153	101	2.83%	11,195	97	3.44%
Partially taxable	124	-	-	125	-	-	123	-	-	125	-	-
Total earning assets	$682,492	$27,136	5.32%	$663,934	$25,061	5.05%	$702,751	$9,390	5.30%	$681,453	$8,725	5.08%
Interest Expense
Demand deposits	119,497	464.52%		119,318	393.44%		127,155	197.61%		119,179	140.47%
Savings	123,522	415.45%		112,803	379.45%		124,371	140.45%		114,864	132.46%
Time deposits	163,002	1,498	1.23%	157,579	1,175	1.00%	160,816	535	1.32%	161,487	426	1.05%
Short-term debt	22,242	282	1.70%	21,217	46.29%		38,568	146	1.50%	32,832	14.16%
Long-term debt	47,735	739	2.07%	53,968	868	2.15%	46,616	286	2.43%	51,169	318	2.47%
Total interest bearing liabilities	$475,998	$3,398.95%		$464,885	$2,861.82%		$497,526	$1,304	1.04%	$479,531	$1,030.86%

Tax equivalent net interest income		$23,738			$22,200			$8,086			$7,695

Net interest margin			4.65%			4.47%			4.56%			4.48%

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

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2018
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
sds	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$41,871	$32,918	$111,884	$31,251	$-	$217,924
Installment	6,380	2,358	73,955	20,051	-	102,744
Real estate loans for investments	98,680	49,503	163,182	11,802	-	323,167
Loans held for sale	38,595	-	-	-	-	38,595
Credit cards	2,949	-	-	-	-	2,949
Interest bearing bank deposits	805	-	-	-	-	805
Federal funds sold	6,313					6,313
Investment securities	-	-	7,943	424	-	8,367
Total	$195,593	$84,779	$356,964	$63,528	$-	$700,864

Sources of funds
Interest bearing demand deposits	$-	$45,761	$82,141	$18,190	$-	$146,092
Savings deposits	-	24,224	72,672	24,224	-	121,120
Certificates of deposit $100,000 and over	2,283	18,906	31,285	295	-	52,769
Other certificates of deposit	7,074	32,669	64,947	401	-	105,091
Short-term borrowings	30,000	-	-	-	-	30,000
Long-term borrowings	6,107	5,907	30,687	3,625	-	46,326
Total	$45,464	$127,467	$281,732	$46,735	$-	$501,398

Discrete Gap	$150,129	$(42,688)	$75,230	$16,793	$-	$199,464

Cumulative Gap	$150,129	$107,441	$182,671	$199,464	$199,464

Ratio of Cumulative Gap to Total Earning Assets	21.42%	15.33%	26.06%	28.46%	28.46%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2018. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 4.          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

November 9, 2018

Exhibit Index:

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).