Form 10-K
period 2018-12-31
F&M BANK CORP
filed 2019-03-14
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018
Commission file number: 0-13273

F & M BANK CORP.
  (Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1280811 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 2,893,997 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2018 was approximately $111,274,169 based on the closing sales price of $38.45 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 11, 2019, there were 3,210,562 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2019 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and a majority interest in VSTitle, LLC (“VST”). TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage, LLC (DBA F&M Mortgage “F&M Mortgage”).

The Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993. F&M Mortgage was incorporated on May 11, 1999. The Bank purchased a majority interest in F&M Mortgage on November 3, 2008 and the Company purchased a majority interest in VST on January 1, 2017. F&M Mortgage owns the remaining minority interest in VST.

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville. VST provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville and Charlottesville, VA.

The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and indirect auto lending. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

The Company’s and the Bank’s principal executive office is located at 205 South Main Street, Timberville, VA 22853, and its phone number is (540) 896-8941.

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

Employees

On December 31, 2018, the Bank had 172 full-time and part-time employees; including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

Competition

The Bank's offices face strong competition from numerous other financial institutions. These other institutions include large national and regional banks, other community banks, nationally chartered savings banks, credit unions, consumer finance companies, mortgage companies, loan production offices, marketplace lenders and other financial technology firms, mutual funds and life insurance companies. Competition for loans and deposits is affected by a variety of factors including interest rates, types of products offered, the number and location of branch offices, marketing strategies and the reputation of the Bank within the communities served.

PART I, continued

Item 1. Business, continued

Regulation and Supervision

General. The operations of the Company and the Bank are subject to federal and state statutes, which apply to bank holding companies, financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). These include, but are not limited to, the filing of annual, quarterly, and other current reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

The Company, as a bank holding company and a financial holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires the Company to secure the prior approval of the Federal Reserve Board before the Company acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

As a financial holding company, the Company is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of F & M Bank Corp. and any or all of its subsidiaries. Under the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, pro-vision of credit, sale or lease of property or furnishing of services.

The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve Board determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determinedby the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include but are not limited to securities underwriting and dealing, insurance underwriting, and making merchant banking investments.Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low-Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in any of the activities described above or to acquire interests engaging in these activities.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

The Company also is subject to regulatory restrictions on payment of dividends to its shareholders. Regulators have indicated that bank holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Further, a bank holding company should inform and consult with the Federal Reserve Board prior to declaring a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

Capital Requirements. Effective January 1, 2015, the Federal Reserve, the Federal Deposit Insurance Company (FDIC) and the Office of the Comptroller of the Currency (OCC) adopted a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The minimum capital requirements currently applicable to the Bank are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective on January 1, 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2018, were 13.65% and 11.79%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), on November 21, 2018, the federal banking regulators jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker;dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

In May 2018, the Economic Growth Act was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.

Among other matters, the Economic Growth Act expands the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and implementing rules and regulations will have on community banks.

PART I, continued

Item 1. Business, continued

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2018, 2017, and 2016:

Period	Class of Service	Percentage of Total Revenues

December 31, 2018	Interest and fees on loans held for investment	78.42%
December 31, 2017	Interest and fees on loans held for investment	77.35%
December 31, 2016	Interest and fees on loans held for investment	79.02%

PART I, continued

Item 1. Business, continued

Executive Officers of the Company

Mark C. Hanna, 50, has served as President/CEO of the Bank since July 1, 2018. Prior to that he served as President since December 2017. Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 through November 2014.

Neil W. Hayslett, 57, has served as Executive Vice President and Chief Operating Officer of the Bank and the Company since March 1, 2018, prior to that he served as Executive Vice President/Chief Administrative Officer of the Bank and the Company from June 2013 until March 2018 and Executive Vice President/Chief Financial Officer from November 2007 until June 2013. Prior to that time, he served as Senior Vice President/Chief Financial Officer of the Bank and the Company from January 2003 until November 2007 and served as Vice President/Chief Financial Officer from October 1996 to January 2003.

Carrie A. Comer, 49, has served as Executive Vice President and Chief Financial Officer of the Bank and the Company since March 1, 2018, prior to that she served as Senior Vice President/Chief Financial Officer of the Company and Bank since June 2013. Ms. Comer served as Vice President/Controller of the Bank from March 2009 to June 2013. From December 2005 to March 2009, Ms. Comer served as Assistant Vice President/Controller of F&M Bank.

Stephanie E. Shillingburg, 57, has served as Executive Vice President/Chief Banking Officer of the Bank and the Company since July 2016, Executive Vice President/Chief Retail Officer from June 2013 until July 2016, Senior Vice President/Branch Administrator from February 2005 until June 2013. She also served as Vice President/Branch Administrator from March 2003 until February 2005 and as Branch Manager of the Edinburg Branch from February 2001 until March 2003.

Edward Strunk, 62, has served as Executive Vice President and Chief Credit Officer of the Bank and the Company since March 1, 2018. Prior to that he serviced as Senior Vice President/Senior Lending Officer since July 2006, Senior Vice President/Commercial Loan Administrator from May 2011 until July 2016, Vice President/Commercial Loan Administrator from February 2011 until May 2011 and Vice Present/Business Development Officer III from May 2007 until February 2011.

Josh Hale, 42, has served as Executive Vice President and Chief Lending Officer of the Bank and the Company since March 1, 2018. Prior to that he served as Senior Vice President/Business Development Leader since June 2013, Vice President/Commercial Relationship Manager III from December 2010 until June 2013, Vice President/Business Development Officer II from March 2009 until December 2010 and Assistant Vice President/Business Development Officer II from December 2004 until March 2009.

Barton E. Black, 48, has served as Executive Vice President and Chief Strategy & Risk Officer of the Bank and the Company since March 1, 2019. Prior to joining the company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia from August 2012 through February 2019.

PART I, continued

Item 1A. Risk Factors

General economic conditions in our market area could adversely affect us.

We are affected by the general economic conditions in the local markets in which we operate. Conditions such as economic recession, falling home prices, rising foreclosures and other factors beyond our control could lead to, among other things, an increased level of commercial and consumer delinquencies. If economic conditions in our market deteriorate, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, foreclosures and loan losses. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2018, approximately 77% of our loans had real estate as a primary or secondary component of collateral.  A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer and dealer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

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

PART I, continued

Item 1A. Risk Factors, continued

Our dealer finance division exposes us to increased credit risks.

In 2012, the Bank began a loan production office which specializes in providing consumer installment loans to finance automobile purchases through a network of automobile dealers. As of December 31, 2018, we had approximately $98 million in loans outstanding in this portfolio. We serve customers over a broad range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through our network of dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan to value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. Delinquencies, charge-offs and repossessions of vehicles in this portfolio are always concerns. If general economic conditions worsen, we may experience higher levels of delinquencies, repossessions and charge-offs.

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

We are subject to regulatory capital adequacy guidelines. If we fail to meet the capital adequacy guidelines for a “well-capitalized” bank, it could increase the regulatory scrutiny for the Bank and the Company.  In addition, if we failed to be “well capitalized” for regulatory capital purposes, we would not be able to renew or accept brokered deposits without prior regulatory approval and we would not be able to offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not roll over and to retain or increase existing, non-brokered deposits.  If we are prohibited from renewing or accepting brokered deposits and are unable to attract new deposits, our liquidity and our ability to fund our loan portfolio may be adversely affected.  In addition, we could be required to pay higher insurance premiums to the FDIC, which would reduce our earnings.

PART I, continued

Item 1A. Risk Factors, continued

We are subject to more stringent capital requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act which could adversely affect our results of operations and future growth.

In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which were effective for us on January 1, 2015 and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, which is phased in as of January 1, 2019 Including this buffer, we effectively are subject to the following minimum ratios beginning January 1, 2019: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, the final rule provides for a number of new deductions from and adjustments to capital and prescribes a revised approach for risk weightings that could result in higher risk weights for a variety of asset categories.

While the recently passed Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we are unable to comply with such requirements.

Our future success is dependent on our ability to effectively compete in the face of substantial competition from other financial institutions in our primary markets and other non-bank competitors.

We encounter significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than us and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. In addition, credit unions have been able to increasingly expand their membership definitions and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing. To a limited extent, we compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, marketplace lenders and other financial technology firms, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than us. Many of these non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and our business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to our reputation, any of which could adversely affect our business.

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

The accounting standard setters, including the Financial Accounting Standards Board (FASB), SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For example, a new accounting standard referred to as current expected credit loss, or CECL, will be effective for our fiscal year beginning January 1, 2020, and will substantially change how we calculate our allowance for loan losses. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions and other firms to better serve customers and to reduce costs. The pace of technological changes has increase in the “Fintech” environment, in which industry changing products and services are often introduced and adopted including innovative ways that customers can make payments, access products, and manage accounts. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could entail significant time, resources and additional risk to develop or adopt, or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

PART I, continued

Item 1A. Risk Factors, continued

The full impact of changes to federal tax laws is uncertain and may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance.

The Tax Cuts and Jobs Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which has had and is expected to continue to have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. Further, the full impact of the Tax Act may differ from the foregoing and from our expectations, possibly materially, due to changes in interpretations or in assumptions that we have made or that we make in 2019, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act.

Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act. For example, changes to tax deductibility of business interest expense could impact business customer borrowing. Such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers or other financial arrangements may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

PART I, continued

Item 1B. Unresolved Staff Comments
The Company does not have any unresolved staff comments to report for the year ended December 31, 2018.

Item 2. Properties

The locations of F & M Bank Corp. and its subsidiaries are shown below.

Corporate Offices	205 South Main Street	Timberville, VA 22853
Timberville Branch	165 New Market Road	Timberville, VA 22853
Elkton Branch	127 West Rockingham Street	Elkton, VA 22827
Broadway Branch	126 Timberway	Broadway, VA 22815
Bridgewater Branch	100 Plaza Drive	Bridgewater, VA 22812
Edinburg Branch	120 South Main Street	Edinburg, VA 22824
Woodstock Branch	161 South Main Street	Woodstock, VA 22664
Crossroads Branch	80 Cross Keys Road	Harrisonburg, VA 22801
Coffman’s Corner Branch	2030 Legacy Lane	Harrisonburg, VA 22801
Luray Branch	700 East Main Street	Luray, VA 22835
Myers Corner Branch	30 Gosnell Crossing	Staunton, VA 24401
North Augusta Branch	2813 North Augusta Street	Staunton, VA 22401
Craigsville Branch	125 W. Craig Street	Craigsville, VA 24430
Grottoes Branch	200 Augusta Avenue	Grottoes, VA 24441
Dealer Finance Division	4759 Spotswood Trail	Penn Laird, VA 22846

F&M Mortgage offices are located at:
Harrisonburg Office	2040 Deyerle Avenue, Suite 107	Harrisonburg, VA 22801
Fishersville Office	19 Myers Corner Drive, Suite 105	Staunton, VA 24401
Woodstock Office	161 South Main Street	Woodstock, VA 22664

VSTitle offices are located at:
Harrisonburg Office	410 Neff Avenue	Harrisonburg, VA 22801
Fishersville Office	1707 Jefferson Highway	Fishersville, VA 22939
Charlottesville Office	154 Hansen Rd., Suite 202-C	Charlottesville, VA 22911

With the exception of the Edinburg Branch, Luray Branch, Dealer Finance Division, and the North Augusta Branch, the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations. The Woodstock office of F&M Mortgage is leased from F&M Bank. All office of VST are leased.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollars in thousands)

Stock Listing
The Company’s Common Stock is quoted under the symbol “FMBM” on the OTCQX Market. The bid and ask price is quoted at www.OTCMARKETS.com/Stock/FMBM/quote. Any over-the-counter market quotations reflect iner-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. With its inclusion on the OTCQX Markets, there are now several active market makers for FMBM stock.

Transfer Agent and Registrar
Broadridge Corporate Issuer Solutions
PO Box 1342
Brentwood, NY 11717

Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2013, and the reinvestment of dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
F & M Bank Corp.	100.00	109.35	131.74	156.15	204.67	191.92
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollars in thousands), continued

Recent Stock Prices and Dividends

Dividends to common shareholders totaled $3,890 and $2,972 in 2018 and 2017, respectively. In addition to regular dividends totaling $1.00 per share, a special dividend of $.20 per share was paid in 2018 to mark the Bank’s 110th anniversary. Preferred stock dividends were $413 and $415 in 2018 and 2017, respectively. Regular quarterly dividends have been declared for at least 26 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 44.78% (including special dividend) in 2018, compared to 35.74% in 2017.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases

On October 20, 2016, the Company’s Board of Directors approved a plan to repurchase up to 150,000 shares of common stock. Shares repurchased through the end of 2018 totaled 71,422 shares; of this amount, 49,448 were repurchased in 2018 at an average price of $36.04 per share.

The number of common shareholders was approximately 2,083 as of March 4, 2019. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

Quarterly Stock Information

These quotes include the terms of trades transacted through a broker. The terms of exchanges occurring between individual parties may not be known to the Company.

	2018			2017
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividends Declared	Low	High	Dividends Declared

1st	$33.00	$35.50	$.45	$26.50	$28.45	$.22
2nd	34.50	40.00	.25	27.50	29.35	.23
3rd	36.00	38.50	.25	29.20	32.00	.24
4th	30.00	36.00	.25	30.02	34.50	.25
Total			$1.20			$.94

PART II, continued

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2018	2017	2016	20156	20146
Income Statement Data:
Interest and Dividend Income	$36,708	$34,095	$32,150	$29,404	$26,772
Interest Expense	4,832	3,897	3,599	2,876	3,648
Net Interest Income	31,876	30,198	28,551	26,528	23,124
Provision for Loan Losses	2,930	-	-	300	2,250
Net Interest Income After Provision for Loan Losses	28,946	30,198	28,551	26,228	20,874
Noninterest Income6	8,770	8,517	6,313	5,412	3,530
Low income housing partnership losses	(767)	(625)	(731)	(619)	(608)
Noninterest Expenses6	26,744	24,719	21,272	19,554	15,656
Income before income taxes	10,205	13,371	12,861	11,467	8,140
Income Tax Expense	1,110	4,330	3,099	2,886	2,293
Net income attributable to noncontrolling interest	(10)	(31)	(194)	(164)	(45)
Net Income attributable to F & M Bank Corp.	$9,085	$9,010	$9,568	$8,417	$5,802
Per Common Share Data:
Net Income – basic	$2.68	$2.63	$2.77	$2.40	$1.82
Net Income - diluted	$2.53	$2.48	$2.57	$2.25	$1.80
Dividends Declared	1.20	.94	.80	.73	.68
Book Value per Common Share	26.84	25.73	24.18	22.38	20.77
Balance Sheet Data:
Assets	$780,253	$753,270	$744,889	$665,357	$605,308
Loans Held for Investment	638,799	616,974	591,636	544,053	518,202
Loans Held for Sale	55,910	39,775	62,735	57,806	13,382
Securities	21,844	41,243	39,475	25,329	22,305
Deposits	591,325	569,177	537,085	494,670	491,505
Short-Term Debt	40,116	25,296	40,000	24,954	14,358
Long-Term Debt	40,218	49,733	64,237	48,161	9,875
Stockholders’ Equity	91,911	91,275	86,682	82,950	77,798
Average Common Shares Outstanding – basic	3,238	3,270	3,282	3,291	3,119
Average Common Shares Outstanding – diluted	3,596	3,632	3,717	3,735	3,230
Financial Ratios:
Return on Average Assets1	1.19%	1.21%	1.34%	1.31%	1.00%
Return on Average Equity1	9.89%	10.01%	11.18%	10.46%	8.65%
Net Interest Margin	4.65%	4.53%	4.34%	4.43%	4.30%
Efficiency Ratio 2	65.50%	63.54%	60.78%	60.97%	58.51%
Dividend Payout Ratio - Common	44.78%	35.74%	28.88%	30.42%	37.36%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	12.03%	12.10%	11.97%	12.49%	11.59%
Allowance for Loan Losses to Loans3	.82%	.98%	1.27%	1.61%	1.68%
Nonperforming Loans to Total Assets4	1.31%	.94%	.65%	.98%	1.15%
Nonperforming Assets to Total Assets5	1.62%	1.21%	.94%	1.34%	1.73%
Net Charge-offs to Total Loans3	.58%	.24%	.21%	.04%	.33%

1
Ratios are primarily based on daily average balances.
2
The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions and LIH Partnership losses. Noninterest expense excludes amortization of intangibles. Ratio for 2015 and 2014 reflects reclassification of F&M Mortgage to report gross income/expense rather than net.
3
Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
4
Calculated based on 90 day past due and non-accrual to Total Assets.
5
Calculated based on 90 day past due, non-accrual and OREO to Total Assets
6
Data for 2015 and 2016 does not reflect the reclassification of F&M Mortgage to report gross income/expense rather than net

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. We also evaluate the location of the property securing the loan and typically require personal guarantees or endorsements of the borrower’s principal owners.

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

Consumer Lending

We offer various consumer loans, including personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity loans and lines of credit. Such loans are generally made to clients with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary F&M Mortgage. These loans are funded by F&M Mortgage utilizing a line of credit at the Bank until sold to investors in the secondary market. Similarly, the Bank also has a relationship with Northpointe Bank in Grand Rapids, MI whereby it purchases fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market. These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days. The Bank began its relationship with Northpointe Bank in 2014 and had a similar program with a prior bank since 2003. This relationship allows the Bank to achieve a higher rate of return than is available on other short term investment opportunities.

Dealer Finance Division

In September 2012, the Bank started a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was originally staffed with three officers that have extensive experience in Dealer Finance. Based on the strong growth of this division the staff has been increased to six employees. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately fifty dealers have signed contracts to originate loans on behalf of the Bank. As of year end 2018, the division had total loans outstanding of $98 million.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310. Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the dealer loan portfolio; the findings of internal credit quality assessments, results from external bank regulatory examinations and third-party loan reviewer. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Allowance for Loan Losses, continued

Allowances for loan losses are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639 at January 1, 2002. As of December 31, 2008, the Company recognized $31 in additional goodwill related to the purchase of 70% ownership in VBS Mortgage. In 2017, the Company recognized $211 in goodwill and $285 in intangibles related to the purchase of VST. The intangibles related to the VST purchase are amortized over periods up to 15 years with $53 recorded in 2018. In 2018, the Company recognized $3 in goodwill and $72 in intangibles related to the purchase of a small title company by VST. The intangible asset related to the purchase are amortized over 10 years.

The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges for 2018, 2017 or 2016.

Income Tax

The determination of income taxes represents results in income and expense being recognized in different periods for financial reporting purposes versus for the purpose of computing income taxes currently payable. Deferred taxes are provided on such temporary differences and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Further, the Company seeks opportunities that minimize the tax effect of implementing its business strategies. Management makes judgments regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits. As a result, it is considered a significant estimate.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

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

Pension Plan Accounting

The accounting guidance for the measurement and recognition of obligations and expense related to pension plans generally applies the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of benefits expense and accumulated benefit obligation include discount rates, expected return on assets, mortality rates, and projected salary increases, among others. Changes in assumptions or judgments related to any of these variables could result in significant volatility in the Company’s financial condition and results of operations. As a result, accounting for the Company’s pension expense and obligation is considered a significant estimate. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Overview

The Company’s net income for 2018 totaled $9,085 or $2.68 per common share basic, an increase of 83% from $9,010 or $2.63 a share in 2017. Return on average equity decreased in 2018 to 9.89% versus 10.01% in 2017, and the return on average assets decreased from 1.21% in 2017 to 1.19% in 2018.

Reference the five-year summary of selected financial data.

Changes in Net Income per Common Share (Basic)

	2018	2017
	to 2017	to 2016

Prior Year Net Income Per Common Share (Basic)	$2.63	$2.77
Change from differences in:
Net interest income	.52	.52
Provision for loan losses	(.90)	-
Noninterest income, excluding securities gains	.03	1.36
Security gains (losses), net	.01	(.01)
Noninterest expenses	(.63)	(1.66)
Income taxes	.99	(.38)
Effect of preferred stock dividend	.00	.02
Change in average shares outstanding	.03	.01
Total Change	.05	(.14)
Net Income Per Common Share (Basic)	$2.68	$2.63

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income increased 5.56% from 2017 to 2018 following an increase of 5.77% from 2016 to 2017. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax equivalent net interest income for 2018 was $31,957 representing an increase of $1,615 or 5.32% over the prior year. A 5.78% increase in 2017 versus 2016 resulted in total tax equivalent net interest income of $30,342.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,”, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income. For a reconciliation of tax equivalent net interest income to GAAP measures, see the following table.

Tax equivalent income on earning assets increased $2,550 in 2018 compared to 2017. Loans held for investment, expressed as a percentage of total earning assets, increased in 2018 to 92.72% as compared to 90.29% in 2017. During 2018, yields on earning assets increased 23 basis points (BP), primarily due to rate increases during 2018 specifically in real estate loans, investments and federal funds sold. The average cost of interest bearing liabilities increased 19BP in 2018, following an increase of 6BP in 2017. The increase in 2018 is due to increased cost of deposits and debt as rates increased.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table provides detail on the components of tax equivalent net interest income:
GAAP Financial Measurements: (Dollars in thousands).	2018	2017	2016

Interest Income – Loans	$36,129	$33,591	$31,740
Interest Income - Securities and Other Interest-Earnings Assets	579	504	410
Interest Expense – Deposits	3,425	2,688	2,380
Interest Expense - Other Borrowings	1,407	1,209	1,219
Total Net Interest Income	31,876	30,198	28,551

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	81	144	132
Total Tax Benefit on Tax-Exempt Interest Income	81	144	132
Tax-Equivalent Net Interest Income	$31,957	$30,342	$28,683

Interest Income

Tax equivalent interest income increased $2,550 or 7.45% in 2018, after increasing 6.06% or $1,957 in 2017. Overall, the yield on earning assets increased .23%, from 5.12% to 5.35%. Average loans held for investment grew during 2018, with average loans outstanding increasing $33,217 to $637,478. Average real estate loans increased 4.04%, commercial loans increased 2.93% and consumer installment loans increased 15.97% on average. The increase in average consumer loans is a result of the growth in our Dealer Finance Division which opened at the end of 2012. The increase in tax equivalent interest income is due to the growth in the loan portfolio, with commercial loans contributing the most interest income growth and rate increases experienced during the year.

Interest Expense

Interest expense increased $935 or 23.99% during 2018, which followed a 8.28% increase or $298 in 2017. The average cost of funds of 1.02% increased 19BP compared to 2017, which followed an increase of 6BP in 2017 compared to 2016. Average interest bearing liabilities increased $7,577 or 1.62% in 2018 following a relatively flat 2017. Changes in the cost of funds attributable to rate and volume variances are in a following table.

The analysis on the next page reveals an increase in the net interest margin to 4.65% in 2018 from 4.53% in 2017, primarily due to changes in balance sheet leverage and increased interest rates during the year.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Consolidated Average Balances, Yields and Rates1

	2018			2017			2016
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$187,999	$9,754	5.19%	$182,646	$9,475	5.19%	$176,389	$8,362	4.74%
Real estate	344,191	17,967	5.22%	330,828	16,678	5.04%	312,435	15,781	5.05%
Consumer	105,288	7,425	7.05%	90,787	6,470	7.13%	78,524	5,805	7.39%

Loans held for investment4	637,478	35,146	5.52%	604,261	32,623	5.40%	567,348	29,948	5.28%
Loans held for sale	29,971	1,064	3.48%	37,008	1,112	3.00%	68,438	1,924	2.81%

Investment securities3
Fully taxable	13,702	457	3.34%	10,886	338	3.10%	15,714	372	2.37%
Partially taxable	124	2	1.61%	125	-	-	125	-	-

Total investment securities	13,826	459	3.32%	11,011	338	3.07%	15,839	372	2.37%

Interest bearing deposits in banks	924	15	1.62%	1,512	10.66%		727	3.41%
Federal funds sold	5,364	105	1.96%	15,475	156	1.01%	7,195	35.49%
Total Earning Assets	687,563	36,789	5.35%	669,267	34,239	5.12%	659,547	32,282	4.89%

Allowance for loan losses	(6,416)			(6,793)			(8,162)
Nonearning assets	82,732			81,552			63,205
Total Assets	$763,879			$744,026			$714,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$128,086	$814.64%		$121,095	$538.44%		$113,525	$499.44%
Savings	121,711	544.45%		114,489	516.45%		100,298	441.44%
Time deposits	161,635	2,067	1.28%	159,415	1,634	1.02%	160,221	1,440.90%

Total interest bearing deposits	411,432	3,425.83%		394,999	2,688.68%		374,044	2,380.64%

Short-term debt	24,336	456	1.87%	20,398	63.31%		37,716	55.15%
Long-term debt	40,210	951	2.37%	53,004	1,146	2.16%	56,253	1,164	2.07%

Total interest bearing liabilities	475,978	4,832	1.02%	468,401	3,897.83%		468,013	3,599.77%

Noninterest bearing deposits	161,860			153,640			141,180
Other liabilities	34,138			31,936			19,824

Total liabilities	671,976			653,977			629,017
Stockholders’ equity	91,903			90,049			85,572

Total liabilities and stockholders’ equity	$763,879			$744,026			$714,590
		$17,508			$17,508			$17,508
Net interest earnings		$31,957			$30,342			$28,683

Net yield on interest earning assets (NIM)			4.65%			4.53%			4.34%

1
Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21% in 2018 and 34% in 2017 and 2016.
2
Interest income on loans includes loan fees.
3
Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4
Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table illustrates the effect of changes in volumes and rates.

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change		Increase	Due to Change		Increase
	in Average:		Or	in Average:		or
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,794	729	2,523	$1,949	$726	$2,675
Loans held for sale	(211)	163	(48)	(884)	72	(812)
Investment securities
Fully taxable	87	32	119	(114)	80	(34)
Partially taxable	-	-	-	-	-	-

Interest bearing deposits in banks	(4)	9	5	3	4	7
Federal funds sold	(102)	51	(51)	40	81	121
Total Interest Income	1,564	984	2,548	994	963	1,957

Interest expense
Deposits
Demand - interest bearing	31	245	276	33	6	39
Savings	32	(4)	28	62	13	75
Time deposits	251	182	433	(7)	201	194

Short-term debt	12	381	393	(25)	33	8
Long-term debt	(276)	81	(195)	(67)	49	(18)
Total Interest Expense	50	885	935	(4)	302	298
Net Interest Income	1,514	99	1,613	$998	$661	$1,659

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is determined by multiplying the current year average balance outstanding by the change in rate from the prior year to the current year.

Noninterest Income

Noninterest income continues to be an increasingly important factor in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue. During 2017, F&M Mortgage’s income was reclassified to report gross income and gross expenses in the appropriate income statement categories rather than netting in noninterest income, the 2016 income statements were reclassified to be comparative.

Noninterest income, exclusive of security gains or losses and FHLB prepayment gain, increased 8.88% or $715, in 2018, following an increase of 27.59% in 2017. In 2017, the Company recognized a FHLB prepayment gain of $504 which was recorded in noninterest income. The 2018 increase is due to growth in the gross revenue of VST Title, F & M Financial services and F&M Mortgage and service charges on deposit accounts. The losses on low income housing projects increased of 22.72% in 2018, an amount that is more consistent with our historical average, after a decrease of 14.5% for 2017 due to recognition of $162,000 in gains related to a fund that was dissolved.

The Company reported an investment loss related to both the Bank and VBS exiting the Bankers Title investment in 2017. The total loss was $42. There were no other security transactions in 2018, 2017 or 2016 which resulted in a gain or loss.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Noninterest Expense

Noninterest expenses increased from $24,719 in 2017 to $26,744 in 2018, a 8.19% increase. Salary and benefits increased 10.65% to $16,436 in 2018 following an increase of 16.05% in 2017. This increase was the result of normal salary increases, additions to executive staff, overlapping positions during CEO transition and increasing benefit costs (specifically pension expense). Occupancy and Equipment expenses increased $289 or 15.45% due to the growth in our branch network following an increase of 16.72% in 2017. All other operating expenses increased $154 in 2018, following a $1,125 increase in 2017. Total noninterest expense as a percentage of average assets totaled 3.50%, 3.32%, and 2.98%, in 2018, 2017 and 2016, respectively. With the growth in branches and executive position changes noninterest expenses have shown increase relative to peer data. Peer group averages (as reported in the most recent Uniform Bank Performance Report) have ranged between 2.81%, 2.80% and 2.84% over the same time period.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated and third-party loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses totaled $2,930 compared to $0 for 2017 and 2016. The current levels of the allowance for loan losses reflect increased net charge-off activity, loan growth, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The Company has experienced an increase in nonperforming loans compared to the prior year end. However due to collection efforts in the fourth quarter nonperforming loans decreased verses second and third quarter 2018. Exclusive of nonaccrual loans, past due loans and adversely risk rated loans decreased during 2018. The decline in past due loans and adversely risk rated loans reduced the allowance for loan losses. The allowance was also reduced due to improved real estate conditions. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and record provision for loan losses if conditions change regarding collateral values or cash flow expectations

Net loan charge-offs were $3,734 in 2018 and $1,499 in 2017. The increase in charge-offs is primarily related to one large commercial relationship ($4.3 million) that was written down from $5.8 million based on the current impaired value of the collateral. The relationship remains on nonaccrual and is included in impaired loans without a specific reserve. At this time, management expects no additional loss on this relationship, but continue to monitor it closely. Net charge-offs as a percentage of loans held for investment totaled .58% and .24% in 2018 and 2017, respectively. The commercial real estate charge-off percentage is the largest category at .24% of loans held for investment and dealer finance was .19%. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were .08% in 2018 and .10% in 2017. The Bank anticipates losses will remain above peer due to the Dealer Finance Division, however these losses have been in line with expectations and are more than offset by the increased yield derived from this portfolio.

Balance Sheet

Total assets increased 3.58% during the year to $780,253, an increase of $26,983 from $753,270 in 2017. Loans held for investment grew $21,825, Loans held for sale increased $16,135, premises and equipment increased $1,872, Bank owned life insurance increased $5,514, investments decreased $19,399, and other asset categories experienced modest fluctuations. Average earning assets increased 2.73% or $18,296 to $687,563 at December 31, 2018. The increase in earning assets is due largely to the growth in the loans held for investment offset by the decrease in short-term loan participation program with Northpointe Bank and federal funds sold. Deposits grew $22,148 and other liabilities increased $4,199 in 2018. Average interest bearing deposits increased $16,433 for 2018 or 4.16%, with increases in interest-bearing demand accounts, savings accounts and time deposits. The Company continues to utilize its assets well, with 90.01% of average assets consisting of earning assets.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Investment Securities

Total securities decreased $19,399 or 47.04% in 2018 to $21,844 at December 31, 2018 from $41,243 at December 31, 2017. Average balances in investment securities increased 25.57% in 2018 to $13,826. At year end, 2.01% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 3.32% for 2018, up from 3.07% in 2017.

There were no Other Than Temporary Impairments (OTTI) write-downs in 2018, 2017 or 2016. In 2017, the Company recognized a $42 loss on exit of the Banker’s Title investment; there were no security gains or losses in 2018, 2017 or 2016.

The composition of securities at December 31 was:
(Dollars in thousands)	2018	2017	2016
Available for Sale1
U.S. Treasury and Agency	$7,886	$27,978	$24,014
Mortgage-backed obligations of federal agencies2	403	502	634
Equity securities3	-	135	135
Total	8,289	28,615	24,783

Held to Maturity
U.S. Treasury and Agency	123	125	125
Total	123	125	125

Other Equity Investments	13,432	12,503	14,567
Total Securities	$21,844	$41,243	$39,475
1
At estimated fair value. See Note 4 to the Consolidated Financial Statements for amortized cost.
2
Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.
3
Transferred to other equity investments on January 1, 2018 upon adoption of ASU 2016-01.

Maturities and weighted average yields of securities at December 31, 2018 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury & Agency	$-	-	$7,886	2.06%	$-	-	$-	-	$7,886	2.06%
Mortgage-backed obligations of federal agencies					403	2.44%	-		403	2.44%
Total	$-		$7,886	2.06%	$403	2.44%	$-		$8,289	2.08%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$-		$123	1.61%	$-		$-		$123	1.61%
Total	$-		$123	1.61%	$-		$-		$123	1.61%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Analysis of Loan Portfolio

The Company’s market area has a relatively stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing.

The Company’s portfolio of loans held for investment totaled $638,799 at December 31, 2018 compared with $616,974 at December 31, 2017. The Company’s policy has been to make conservative loans that are held for future interest income, utilizing prudent underwriting and a strong loan review program. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Commercial loans, including agricultural and multifamily loans, increased .16% during 2018 to $210,058. Real estate mortgages increased $5,623 or 2.24%. Growth has included a variety of loan and collateral types including owner occupied residential real estate and residential rental properties. Construction loans decreased $9,961 or 13.91%. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer loans increased $25,790 or 31.66%. This category includes personal loans, auto loans and other loans to individuals. This category began increasing during the fourth quarter of 2012 due to the opening of the Dealer Finance Division in Penn Laird, Virginia; at year end this Division had a loan portfolio of $97,523. Credit card balances increased $245 to $3,184 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years categorized in business segments, rather than regulatory call report as in footnote.

	December 31
(Dollars in thousands)	2018	2017	2016	2015	2014

Real estate – mortgage	$256,514	$250,891	$238,631	$232,321	$223,824
Real estate – construction	61,659	71,620	76,172	69,759	67,180
Consumer	107,248	81,458	72,048	62,239	49,615
Commercial	179,476	182,360	178,392	153,691	147,599
Agricultural	20,917	17,064	15,876	15,672	15,374
Multi-family residential	9,665	10,298	7,605	7,559	11,775
Credit cards	3,184	2,939	2,822	2,745	2,705
Other	136	344	90	67	130
Total Loans	$638,799	$616,974	$591,636	$544,053	$518,202

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2018:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$65,783	$105,487	$29,123	$200,393
Multi-family residential	1,305	8,360	-	9,665
Real Estate – mortgage	97,762	154,424	4,328	256,514
Real Estate – construction	38,028	14,110	9,521	61,659
Consumer – dealer/credit cards/other	8,136	80,693	21,739	110,568
Total	$211,014	$363,074	$64,711	$638,799

Loans with predetermined rates	$22,554	$92,432	$44,926	$159,912
Loans with variable or
adjustable rates	188,460	270,642	19,785	478,887
Total	$211,014	$363,074	$64,711	$638,799

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Analysis of Loan Portfolio, continued

Residential real estate loans are made for a period up to 30 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 94% of the real estate loans, interest is adjustable after each one, three or five-year period. The remainder of the portfolio is comprised of fixed rate loans that are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years.

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

Approximately 77% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Market values appear to have rebounded from the recession with modest increases in 2016 and 2017, with more than moderate improvement experienced in 2018 with increases in sales prices, reduction in inventory and reduction in days on the market. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has not identified any loan categories that would be considered loan concentrations of greater than 25% of capital. While the Bank has not developed a formal policy limiting the concentration level of any particular loan type or industry segment, it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively we may price or pursue new loan requests. At December 31, 2018, there are no industry categories of loans that exceed 10% of total loans.

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due still accruing. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $333 in additional interest income in 2018 had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $10,205 at December 31, 2018 compared to $7,102 at December 31, 2017. At December 31, 2018, there were $800 of loans 90 days or more past due and accruing. Nonperforming loans have increased approximately $3,103 since December 31, 2017. Of the increase, $4.3 million relates to one relationship that has been reviewed for impairment and a previously established specific reserve of $1.5 million was charged-off in the fourth quarter of 2018. This charge-off is the primary reason for the increase in net charge-offs in 2018 compared to 2017 and is also the primary reason for the decline in the allowance coverage ratio for nonperforming loans. Several problem loans were resolved just prior to year end.

Approximately 97% of these nonperforming loans are secured by real estate and were in the process of collection. The Bank believes that it is generally well secured and continues to actively work with its customers to effect payment. As of December 31, 2018, the Company holds $2,443 of real estate which was acquired through foreclosure.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to nonperforming loans:

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual Loans:
Real Estate	$3,804	$5,628	$4,204	$5,698	$5,481
Commercial	5,172	599	70	109	1,179
Home Equity	269	451	311	40	153
Other	160	226	178	108	161

Loans past due 90 days or more:
Real Estate	726	143	81	272	0
Commercial	-	-	-	25	0
Home Equity	63	-	-	107	0
Other	11	55	26	67	1

Total Nonperforming loans	$10,205	$7,102	$4,870	$6,526	$6,975

Restructured Loans current and performing:
Real Estate	6,574	7,710	8,641	8,713	3,913
Commercial	1,249	-	1,121	1,463	518
Home Equity	-	-	-	1,414	290
Other	205	78	76	91	22

Nonperforming loans as a percentage of loans held for investment	1.60%	1.15%	.82%	1.20%	1.35%

Net Charge Offs to Total Loans Held for Investment	.58%	.24%	.21%	.04%	.33%

Allowance for loan and lease losses to nonperforming loans	51.34%	85.10%	154.89%	134.55%	125.09%

Potential Problem Loans

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes it to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2018, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses

In evaluating the portfolio, loans are segregated into loans with identified potential losses, pools of loans by type, with separate weighting for past dues and adverse rated loans, and a general allowance based on a variety of criteria.  Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

A general allowance for inherent losses has been established to reflect other unidentified losses within the portfolio. The general allowance is calculated using nine qualitative factors identified in the 2006 Interagency Policy Statement on the allowance for loan losses.  The general allowance assists in managing recent changes in portfolio risk that may not be captured in individually impaired loans, or in the homogeneous pools based on loss histories. The Board reviews the allowance for loan loss calculation and approves the loan loss provision for each quarter based on this evaluation.

The allowance for loan losses of $5,240 at December 31, 2018 is equal to .82% of total loans held for investment. This compares to an allowance of $6,044 or .98% at December 31, 2017 and 1.27% at December 31, 2016. The charge-off of $1.5 million previously mentioned resulted in a decline in our allowance percentage of approximately 22%. If this amount had remained in our allowance at December 31, 2018 our allowance to total loan percentage would have been approximately 1.06%. Management believes the charge-off was proper and prudent given valuation of the collateral confirmed the loss and the loan was collateral dependent. Management and the Board of Directors feel that the current reserve level is adequate based on the analysis of historical losses, delinquency rates, collateral values of delinquent loans and a thorough review of the loan portfolio. All increases in the nonperforming loans have been analyzed and, where necessary, a specific reserve has been recorded. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. In 2018, the company experienced little change in historical charge-off rates with 2018 replacing 2013 in the five-year look back. The local economy and real estate market continued showing improvement, as did local unemployment. Declines in past due loans and adversely risk rated loans also resulted in a decrease in the allowance for loan losses. Management will continue to monitor relationships that have recently become past due but are not considered impaired at this time.

Loan losses, net of recoveries, totaled $3,735 in 2018 which is equivalent to .58% of total loans outstanding. Over the preceding three years, the Company has had an average loss rate of .16%, compared to a .11% loss rate for its peer group.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2018	2017	2016	2015	2014

Balance at beginning of period	$6,044	$7,543	$8,781	$8,725	$8,184
Provision charged to expenses	2,930	-	-	300	2,250
Loan losses:
Construction/land development	489	620	356	156	1,611
Farmland	-	-	-	-	-
Real Estate	99	-	23	25	208
Multi-family	-	-	-	-	-
Commercial Real Estate	1,546	-	19	-	-
Home Equity – closed end	3	7	8	26	-
Home Equity – open end	-	26	370	51	80
Commercial & Industrial – Non Real Estate	573	179	293	-	385
Consumer	51	136	37	32	33
Dealer Finance	2,083	1,806	1,081	251	107
Credit Cards	76	98	74	60	46
Total loan losses	4,920	2,872	2,261	601	2,470
Recoveries:
Construction/land development	122	-	7	85	223
Farmland	-	-	-	-	-
Real Estate	12	2	4	37	-
Multi-family	-	-	-	-	-
Commercial Real Estate	1	13	135	65	108
Home Equity – closed end	4	25	-	6	-
Home Equity – open end	8	53	120	-	-
Commercial & Industrial – Non Real Estate	91	72	267	62	356
Consumer	41	28	19	32	33
Dealer Finance	861	1,143	417	24	6
Credit Cards	46	37	54	46	35
Total recoveries	1,186	1,373	1,023	357	761
Net loan losses	(3,734)	(1,499)	(1,238)	(244)	(1,709)
Balance at end of period	$5,240	$6,044	$7,543	$8,781	$8,725

Allowance for loan losses as a
percentage of loans held for investment	.82%	.98%	1.27%	1.61%	1.68%

Net loan losses to loans held for investment	.58%	.24%	.21%	.04%	.33%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2018		2017		2016		2015		2014
Allowance for loan losses: (dollars in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$2,094	39.97%	$2,547	42.14%	$3,381	44.82%	$4,442	50.59%	$4,738	54.30%
Real Estate	292	5.56%	719	11.90%	843	11.18%	806	9.18%	623	7.14%
Commercial, Financial and Agricultural	633	12.08%	863	14.28%	1,348	17.88%	1,666	18.97%	1,337	15.33%
Dealer Finance	1,974	37.67%	1,440	23.83%	1,289	17.09%	836	9.52%	1,336	15.31%
Consumer	108	2.06%	200	3.31%	136	1.80%	223	2.54%	349	4.00%
Home Equity	139	2.66%	275	4.55%	545	7.22%	808	9.20%	342	3.92%
Total	$5,240	100.00%	$6,044	100.00%	$7,543	100.00%	$8,781	100.00%	$8,725	100.00%

Deposits and Borrowings

The average deposit balances and average rates paid for 2018, 2017 and 2016 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2018		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

Noninterest-bearing	$161,860		$153,640		$141,180

Interest-bearing:
Interest Checking	$128,086.64%		$121,095.44%		$113,525.44%
Savings Accounts	121,711.45%		114,489.45%		100,298.44%
Time Deposits	161,635	1.28%	159,415	1.03%	160,221.90%
Total interest-bearing deposits	411,432.83%		394,999.68%		374,044.64%
Total deposits	573,292.60%		$548,639.49%		$515,224.46%

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $8,220 or 5.35% from $153,640 during 2017 to $161,860 during 2018. Average interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $16,433 or 4.16% from $394,999 at December 31, 2017 to $411,432 at December 31, 2018. Total average interest checking (including money market) account balances increased $6,991 or 5.77% from $121,095 at December 31, 2017 to $128,086 at December 31, 2018. Total average savings account balances increased $7,222 or 6.31% from $114,489 at December 31, 2017 to $121,711 at December 31, 2018.

Average time deposits increased $2,220 or 1.39% from $159,415 at December 31, 2017 to $161,635 at December 31, 2018.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Deposits and Borrowings, continued

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2018	2017

Less than 3 months	$1,885	$4,392
3 to 6 months	5,838	7,212
6 to 12 months	9,262	11,410
1 year to 5 years	34,667	37,606

Total	$51,652	$60,620

Non-deposit borrowings include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, (both short term and long term), a note to purchase real estate and VST debt. Non-deposit borrowings are an important source of funding for the Bank. These sources assist in managing short and long-term funding needs, often at rates that are more favorable than raising additional funds within the deposit portfolio.

Borrowings from the FHLB are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company had no additional long-term borrowings in 2018 or 2017 and $20,000 in 2016. Repayment of amortizing and fixed maturity loans through FHLB totaled $9,515 during 2018. These long-term loans carry an average rate of 1.96% at December 31, 2018.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2018
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total

Federal funds purchased	$10,116	$-	$-	$-	$10,116
FHLB Short term advances	30,000	-	-	-	30,000
FHLB long term advances and other debt	7,014	20,365	9,714	3,125	40,218
Total	$47,130	$20,365	$9,714	$3,125	$80,334

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Deposits and Borrowings, continued

Stockholders’ Equity

Total stockholders' equity increased $636 or .70% in 2018. Net income totaled $9,085, net of noncontrolling interest of $10, issuance of common stock totaled $266, pension adjustment of $247. Capital was reduced by common and preferred dividends totaling $4,303, decreases in other comprehensive income of $74 related to unrealized losses on available for sale securities, repurchases of common stock of $1,782, repurchase of preferred stock $2,788 and minority interest distributions of $25. As of December 31, 2018, book value per common share was $26.84 compared to $25.73 as of December 31, 2017. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. Beginning in 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2018, the Bank had Common Equity Tier I capital of 13.65%, Tier I capital of 13.65% of risk weighted assets and combined Tier I and II capital of 14.44% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2018, the Bank reported a leverage ratio of 11.79%. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.44% at December 31, 2018. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservations buffer was fully phased in on January 1, 2019 at 2.5%.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The Company’s net interest margin increased .12% in 2018 following an increase of .19% in 2017. This increase is due to increases in interest rates in 2018, loan growth and the growth in noninterest bearing deposits to support loan growth. In December 2018, the Federal Open Market Committee elected to raise the short-term rates target .25% to 2.25 to 2.50% due to expanding economic activity.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $25,460 for 2018. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off-balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2018. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 11.39% of total earning assets, compared to 21.36% in 2017. Approximately 38.09% of rate sensitive assets and 36.55% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $36,646 during the year, while total earning assets increased $17,737. The increase is attributed to growth in loans held for sale of $16,135. Growth in the loans held for investment portfolio was concentrated in real estate secured loans, commercial and the Dealer Finance division. Short term deposits increased $17,485 and short term borrowings increased $12,320. Increases are due to growth in core deposits from a money market special and growth in short term borrowings to support the loans held for sale program. Management has raised deposit rates during to 2018 to spur deposit growth.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2018, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$126,131	$81,699	$363,074	$64,711	$-	$635,615
Loans held for sale	55,910	-	-	-	-	55,910
Federal funds sold	-	-	-	-	-	-
Investment securities	-	-	8,009	403	-	8,412
Credit cards	3,184	-	-	-	-	3,184
Interest bearing bank deposits	1,390	-	-	-	-	1,390

Total	186,615	81,699	371,083	65,114	-	704,511

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	55,559	92,471	18,456	-	166,486
Savings deposits	-	22,366	67,096	22,365	-	111,827
Certificates of deposit $100,000 and over	7,181	15,290	30,895	-	-	53,366
Other certificates of deposit	11,730	28,799	61,971	-	-	102,500
Total Deposits	18,911	122,014	252,433	40,821	-	434,179

Short-term debt	40,116	-	-	-	-	40,116
Long-term debt	1,107	5,907	30,079	3,125	-	40,218
Total	60,134	127,921	282,512	43,946	-	514,513
Discrete Gap	126,481	(46,222)	88,571	21,168	-	189,998
Cumulative Gap	126,481	80,259	168,830	189,998	189,998
As a % of Earning Assets	17.95%	11.39%	23.96%	26.97%	26.97%

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

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Quarterly Results (unaudited)

The table below lists the Company’s quarterly performance for the years ended December 31, 2018 and 2017:

	2018
	Fourth	Third	Second	First	Total
Interest and dividend income	$9,675	$9,328	$18,962	$8,743	$36,708
Interest expense	1,434	1,304	1,115	979	4,832
Net interest income	8,241	8,024	7,847	7,764	31,876
Provision for loan losses	450	450	1,350	680	2,930
Net Income after Provision for loan losses	7,791	7,574	6,497	7,084	28,946
Non Interest income	2,124	2,147	1,999	1,733	8,003
Non Interest expense	6,665	6,969	6,633	6,477	26,744
Income before taxes	3,250	2,752	1,863	2,340	10,205
Income tax expense	320	252	159	379	1,110
Noncontrolling interest (income) expense	(20)	15	(16)	11	(10)
Net Income	2,910	2,515	1,688	1,972	9,085
Preferred dividend	103	103	104	103	413
Net Income available to common	$2,807	$2,412	$1,584	$1,869	$8,672

Net Income Per Average Common Share Basic	$0.87	$0.75	$0.49	$0.57	$2.68

	2017
	Fourth	Third	Second	First	Total
Interest and dividend income	$9,141	$8,688	$8,256	$8,010	$34,095
Interest expense	1,036	1,030	925	906	3,897
Net interest income	8,105	7,658	7,331	7,104	30,198
Provision for loan losses	-	-	-	-	-
Net Income after Provision for loan losses	8,105	7,658	7,331	7,104	30,198
Non Interest income	1,820	2,145	1,882	2,045	7,892
Non Interest expense	6,489	6,259	6,017	5,954	24,719
Income before taxes	3,436	3,544	3,196	3,195	13,371
Income tax expense	1,698	946	809	877	4,330
Noncontrolling interest (income) expense	49	(48)	(59)	27	(31)
Net Income	1,787	2,550	2,328	2,345	9,010
Preferred dividend	103	103	105	104	415
Net Income available to common	$1,684	$2,447	$2,223	$2,241	$8,595

Net Income Per Average Common Share Basic	$0.52	$0.75	$0.68	$0.68	$2.63

Note that fourth quarter 2017 includes the one time deferred tax asset write down due to the Tax Cuts and Jobs Act.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effect on net income, net interest income and net interest margin. The information is an excerpt from our Interest Rate Risk model run as of November 30, 2018 and 2017:

Rate Shift (bp)	Net Income		Net Interest Income		Net Interest Margin
	2018	2017	2018	2017	2018	2017
300	15,842	16,084	39,418	38,622	5.62%	5.71%
200	14,610	14,832	38,044	36,904	5.43%	5.46%
100	13,125	13,414	36,389	34,959	5.20%	5.18%
(-)100	9,482	12,291	32,326	33,418	4.64%	4.96%
(-)200	7,618	11,999	30,249	33,017	4.34%	4.90%

See accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except per share data)
As of December 31, 2018 and 2017

	2018	2017
Assets
Cash and due from banks	$9,522	$10,622
Money market funds	1,390	1,285
Federal funds sold	-	-
Cash and cash equivalents	10,912	11,907

Securities:
Held to maturity, at amortized cost - fair value of $123 and $125 in 2018 and 2017, respectively	123	125
Available for sale, at fair value	8,289	28,615
Other investments	13,432	12,503
Loans held for sale	55,910	39,775
Loans held for investment	638,799	616,974
Less: allowance for loan losses	(5,240)	(6,044)
Net loans held for investment	633,559	610,930

Other real estate owned, net	2,443	1,984
Bank premises and equipment, net	17,766	15,894
Interest receivable	2,078	2,007
Goodwill	2,884	2,881
Bank owned life insurance	19,464	13,950
Other assets	13,393	12,699
Total Assets	$780,253	$753,270

Liabilities
Deposits:
Noninterest bearing	$157,146	$162,233
Interest bearing	434,179	406,944
Total deposits	591,325	569,177

Short-term debt	40,116	25,296
Accrued liabilities	16,683	17,789
Long-term debt	40,218	49,733
Total Liabilities	688,342	661,995

Commitments and continencies	-	-

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 249,860 and 324,150 shares
issued and outstanding at December 31, 2018 and 2017, respectively	5,672	7,529
Common stock $5 par value, 6,000,000 shares authorized, 3,213,132 and 3,255,036
shares issued and outstanding at December 31, 2018 and 2017, respectively	16,066	16,275
Additional paid in capital – common stock	7,987	10,225
Retained earnings	65,596	60,814
Noncontrolling interest in consolidated subsidiaries	559	574
Accumulated other comprehensive loss	(3,969)	(4,142)
Total Stockholders' Equity	91,911	91,275
Total Liabilities and Stockholders' Equity	$780,253	$753,270

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income (dollars in thousands, except per share data)
For the years ended 2018, 2017 and 2016
	2018	2017	2016
Interest and Dividend Income
Interest and fees on loans held for investment	$35,065	$32,479	$29,816
Interest from loans held for sale	1,064	1,112	1,924
Interest from money market funds and federal funds sold	120	166	38
Interest from debt securities – taxable	459	338	372
Total interest and dividend income	36,708	34,095	32,150

Interest Expense
Total interest on deposits	3,425	2,688	2,380
Interest from short-term debt	456	63	55
Interest from long-term debt	951	1,146	1,164
Total interest expense	4,832	3,897	3,599

Net Interest Income	31,876	30,198	28,551

Provision for Loan Losses	2,930	-	-

Net Interest Income After Provision for Loan Losses	28,946	30,198	28,551

Noninterest Income
Service charges on deposit accounts	1,496	1,360	1,174
Insurance, other commissions and mortgage banking, net	4,505	4,137	3,006
Other operating income	2,242	2,109	1,657
Income from bank owned life insurance	527	449	476
Gain on prepayment of long term debt	-	504	-
Loss on sale of other investments	-	(42)	-
Low income housing partnership losses	(767)	(625)	(731)
Total noninterest income	8,003	7,892	5,582

Noninterest Expenses
Salaries	12,622	11,482	9,986
Employee benefits	3,714	3,372	2,814
Occupancy expense	1,116	1,035	868
Equipment expense	1,044	836	735
FDIC insurance assessment	294	190	388
Other real estate owned, net	(31)	76	86
Director's fees	468	517	486
Data processing expense	2,197	2,176	2,151
Advertising expense	622	509	604
Legal and professional expense	597	356	400
Bank Franchise tax	522	657	651
Other operating expenses	3,579	3,513	2,103
Total noninterest expenses	26,744	24,719	21,272

Income before income taxes	10,205	13,371	12,861

Income Tax Expense	1,110	4,330	3,099

Net Income	9,095	9,041	9,762

Net Income attributable to noncontrolling interests	(10)	(31)	(194)
Net Income attributable to F & M Bank Corp.	9,085	$9,010	$9,568

Dividends paid/accumulated on preferred stock	413	415	487
Net income available to common stockholders	$8,672	$8,595	$9,081

Per Common Share Data
Net income - basic	$2.68	$2.63	$2.77
Net income - diluted	$2.53	$2.48	$2.57
Cash dividends on common stock	$1.20	$.94	$.80
Weighted average common shares outstanding – basic	3,238,177	3,269,713	3,282,335
Weighted average common shares outstanding – diluted	3,596,017	3,631,984	3,716,591

See accompanying Notes to the Consolidated Financial Statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income (dollars in thousands)
For the years ended 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016

Net Income	$9,095	$9,041	$9,762

Other comprehensive income (loss):
Pension plan adjustment	313	(414)	(738)
Tax effect	(66)	141	251
Pension plan adjustment, net of tax	247	(273)	(487)

Unrealized holding gains (losses)
on available-for-sale securities	(94)	(34)	3
Tax effect	20	12	(1)
Unrealized holding gains (losses), net of tax	(74)	(22)	2
Total other comprehensive income (loss)	173	(295)	(485)
Total comprehensive income	$9,268	$8,746	$9,277

Comprehensive income attributable to noncontrolling interests	$(10)	$(31)	$(194)

Comprehensive income attributable to F&M Bank Corp.	$9,258	$8,715	$9,083

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)
For the years ended December 31, 2018, 2017 and 2016

						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance December 31, 2015	$9,425	$16,427	$11,149	$48,056	$573	$(2,680)	$82,950
Net income	-	-	-	9,568	194	-	9,762
Other comprehensive loss	-	-	-	-	-	(485)	(485)

Distributions to noncontrolling interest	-	-	-	-	(74)	-	(74)
Dividends on preferred stock ($1.488 per share)	-	-	-	(487)	-	-	(487)
Dividends on common stock ($.80 per share)	-	-	-	(2,628)	-	-	(2,628)
Common stock repurchased (22,583 shares)	-	(112)	(466)	-	-	-	(578)
Common stock issued (7,494 shares)	-	37	146	-	-	-	183
Preferred stock repurchased (72,650 shares)	(1,816)	-	(145)	-	-	-	(1,961)

Balance, December 31, 2016	$7,609	$16,352	$10,684	$54,509	$693	$(3,165)	$86,682
Net income	-	-	-	9,010	31	-	9,041
Other comprehensive loss	-	-	-	-	-	(295)	(295)

Distributions to noncontrolling interest	-	-	-	-	(150)	-	(150)
Dividends on preferred stock ($1.28 per share)	-	-	-	(415)	-	-	(415)
Dividends on common stock ($.94 per share)	-	-	-	(2,972)	-	-	(2,972)
Common stock repurchased (21,984 shares)	-	(110)	(602)	-	-	-	(712)
Common stock issued (6,705 shares)	-	33	164	-	-	-	197
Preferred stock repurchased (3,200 shares)	(80)	-	(21)	-	-	-	(101)
Stranded tax effect of Tax Cuts and Jobs Act	-	-	-	682	-	(682)	-

Balance, December 31, 2017	$7,529	$16,275	$10,225	$60,814	$574	$(4,142)	$91,275
Net Income	-	-	-	9,085	10	-	9,095
Other comprehensive income	-	-	-	-	-	173	173

Distributions to noncontrolling interest	-	-	-	-	(25)	-	(25)
Dividends on preferred stock ($1.28 per share)	-	-	-	(413)	-	-	(413)
Dividends on common stock ($1.20 per share)	-	-	-	(3,890)	-	-	(3,890)
Common stock repurchased (49,446 shares)	-	(247)	(1,535)	-	-	-	(1,782)
Common stock issued (7,542 shares)	-	38	228	-	-	-	266
Preferred stock repurchased (74,290 shares)	1,857)	-	(931)	-	-	-	(2,788)

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows (dollars in thousands)
For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$9,095	$9,041	$9,762
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,137	930	827
Amortization of intangibles	66	53	-
Amortization of securities	2	-	109
Proceeds from sale of loans held for sale originated	94,129	84,698	103,784
Gain on sale of loans held for sale originated	(2,222)	(2,331)	(2,778)
Loans held for sale originated	(91,806)	(85,828)	(97,451)
Provision for loan losses	2,930	-	-
Benefit (expense) for deferred taxes	55	(222)	9
(Increase) in interest receivable	(71)	(222)	(76)
(Increase) in other assets	(772)	(1,025)	(564)
(Decrease) increase in accrued liabilities	(797)	1,498	1,690
Amortization of limited partnership investments	767	625	731
Gain on sale of fixed assets	(9)	-	-
Loss on sale of investments	-	42	-
(Gain) loss on sale and valuation adjustments of other real estate owned	(94)	44	19
Income from life insurance investment	(527)	(449)	(476)
Net Cash Provided by Operating Activities	11,883	6,854	15,586

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	21,897	86,741	32,218
Proceeds from sales of other investments	-	55	-
Purchases of securities available for sale and other investments	(3,361)	(89,428)	(47,137)
Capital improvements to other real estate owned	-	(2)	(24)
Net increase in loans held for investment	(26,065)	(27, 068)	(49,386)
Net (increase) decrease in loans held for sale participations	(16,236)	26 421	(8,483)
Net purchase of property and equipment	(3,000)	(6,484)	(3,553)
Purchase of bank owned life insurance	(5,000)	-	-
Purchase of title company	(75)	(549)
Proceeds from sale of other real estate owned	141	281	623
Net Cash Used in Investing Activities	(31,699)	(10,033)	(75,742)

Cash Flows from Financing Activities
Net change in deposits	22,148	32,092	42,415
Net change in short-term debt	14,820	(14,704)	15,046
Dividends paid in cash	(4,303)	(3,387)	(3,115)
Proceeds from long-term debt	-	-	20,000
Distributions to non-controlling interest	(25)	(150)	(74)
Proceeds from issuance of common stock	266	197	183
Repurchase of preferred stock	(2,788)	(712)	(1,961)
Repurchase of common stock	(1,782)	(101)	(578)
Repayments of long-term debt	(9,515)	(14,504)	(3,924)
Net Cash Provided by (used in) Financing Activities	18,821	(1,269)	67,992

Net (Decrease) Increase in Cash and Cash Equivalents	(995)	(4,448))	7,836)

Cash and Cash Equivalents, Beginning of Year	11,907	16,355	8,519
Cash and Cash Equivalents, End of Year	10,912	$11,907	$16,355

Supplemental Cash Flow information:
Cash paid for:
Interest	$4,744	$3,866	$3,573
Income taxes	1,957	4,460	2,300
Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	506	231	566
Unrealized gain (loss) on securities available for sale, net	(74)	(22)	2
Minimum pension liability adjustment, net	247	(273)	(487)

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 1
NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, F&M Mortgage, LLC and VSTitle, LLC.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., F&M Mortgage, LLC, (net of noncontrolling interest) and VSTitle, LLC. Significant inter-company accounts and transactions have been eliminated.

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

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to held them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, the unrealized holding gains and losses are reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, in any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment.

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
December 31, 2018 and 2017

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

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company had no other than temporary impairment in 2018, 2017 or 2016.

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

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. At December 31, 2018, equity securities of $135 are included in other investments on the Company’s consolidated balance sheet. These securities were included in the available for sale portfolio at December 31, 2017.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income Taxes, continued

The results for the year ended December 31, 2017 included the effect of the Tax Cuts and Jobs Act (the Tax Act), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate tax rate, U.S. GAAP required companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income (loss), as of the date of the Tax Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2018. The Company recognized a $811 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense in the Company’s consolidated statement of income for 2017.

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
December 31, 2018 and 2017

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Sale

These loans consist of fixed rate loans made through the Company’s subsidiary, F&M Mortgage, and loans purchased from Northpointe Bank, Grand Rapids, MI.

F&M Mortgage originates conforming mortgage loans for sale in the secondary market. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of the investors. F&M Mortgage enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. F&M Mortgage protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan.  As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  F&M Mortgage determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. The fair value of rate lock commitments and best efforts contracts was considered immaterial at December 31, 2018 and 2017. The average time on the line is two or three weeks. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2018, 2017, or 2016. Gains on sales of loans and commission expense are recognized at the loan closing date and are included in mortgage banking income, net on the Company’s consolidated income statement. At December 31, 2018 and 2017, there was $3,544 and $3,645, respectively, of these loans included in loans held for sale on the Company’s consolidated balance sheet.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2018, and 2017, there were $52,366 and $36,130 million of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $8.03 million in loans classified as TDRs that are current and performing as of December 31, 2018, and $7.8 million as of December 31, 2017.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

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
December 31, 2018 and 2017

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company recorded goodwill and intangible assets in 2018 related to the purchase of VS Title which was valued by an independent third party. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether a more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2018, 2017, and 2016.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2018, 2017, and 2016 were $622, $509, and $604, respectively.

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
December 31, 2018 and 2017

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

Fair Value Measurements
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involved uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets of particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:
	For the year ended
Dollars in thousands	December 31, 2018	December 31, 2017	December 31, 2016
Earnings Available to Common Stockholders:
Net Income	$9,095	$9,041	$9,762
Minority interest attributable to noncontrolling interest	(10)	(31)	(194)
Dividends paid/accumulated on preferred stock	(413)	(415)	(487)
Net Income Available to Common Stockholders	$8,672	$8,595	$9,081

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:
	Year ended
	December 31, 2018			December 31, 2017			December 31, 2016
Dollars in thousands	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$8,672	3,238,177	$2.68	$8,595	3,269,713	$2.63	$9,081	3,282,335	$2.77
Effect of Dilutive Securities:
Convertible Preferred Stock	413	357,841	(.15)	415	362,271	(0.15)	487	434,256	(0.20)
Diluted EPS	$9,085	3,596,017	$2.53	$9,010	3,631,984	$2.48	$9,568	3,716,591	$2.57

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard on January 1, 2019 did not have a material effect on the Bank’s/Company’s consolidated financial statements or The effect of adopting this standard on January 1, 2019 was an approximate $1.03 million increase in assets and liabilities on our consolidated balance sheet.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has chosen a vendor and is in the process of supplying data to the model and will run “shadow” in 2019 along with current allowance for loan loss model.

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
December 31, 2018 and 2017

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

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. This ASU was further amended in October 2018 by ASU 2018-16, which adds the Overnight Index Swap rate as a U.S. benchmark interest rate. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

During February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $811.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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
December 31, 2018 and 2017

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

NOTE 3
CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2018 and 2017.

NOTE 4
SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U. S. Treasuries	$123	$-	$-	$123
December 31, 2017
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U. S. Government sponsored enterprises	$7,999	-	113	7,886
Mortgage-backed obligations of federal agencies	409	-	6	403
Total Securities Available for Sale	$8,408	$-	$119	$8,289

December 31, 2017
U. S. Treasuries	$19,998	$-	$-	$19,998
U. S. Government sponsored enterprises	7,999	-	19	7,980
Mortgage-backed obligations of federal agencies	508	-	6	502
Equity securities1	135	-	-	135
Total Securities Available for Sale	$28,640	$9	$25	$28,615

1 Transferred to other investments on January 1, 2018 upon adoption of ASU 2016-01

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 4
SECURITIES (CONTINUED):

The amortized cost and fair value of securities at December 31, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	123	123	7,999	7,886
Due after five years through ten years	-	-	409	403
Due after ten years	-	-	-	-
Total	$123	$123	$8,408	$8,289

There were no sales of debt or equity securities during 2018, 2017 or 2016. There were no pledged securities at December 31, 2018 or 2017.

Other investments consist of investments in twenty-one low-income housing and historic equity partnerships (carrying basis of $8,139), stock in the Federal Home Loan Bank (carrying basis of $3,688), and various other investments (carrying basis of $1,605). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks, except for $135, are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2018. At December 31, 2018, the Company was committed to invest an additional $4,327 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

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

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of December 31, 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U. S. Government sponsored enterprises	$-	$-	$7,886	$(113)	$7,886	$(113)
Mortgage-backed obligations of federal agencies	-	-	403	(6)	403	(6)
Total	$-	$-	$8,289	$(119)	$8,289	$(119)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U. S. Government sponsored enterprises	$3,981	$(19)	$-	$-	$3,981	$(19)
Mortgage-backed obligations of federal agencies	502	(6)	-	-	502	(6)
Total	$4,483	$(25)	$-	$-	$4,483	$(25)

As of December 31, 2017, there were no securities in an unrealized loss position.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 4
SECURITIES (CONTINUED):

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. As of December 31, 2018, the Company had four agencies and a mortgage backed security that were temporarily impaired due to rising interest rates not the credit quality of the security. All of these securities had been in an unrealized loss position for exactly twelve months. The Company did not recognize any other-than-temporary impairment losses in 2018, 2017 or 2016.

NOTE 5
LOANS:

Loans held for investment as of December 31, 2018, and 2017 were as follows:

	2018	2017
Construction/Land Development	$61,659	$71,620
Farmland	17,030	13,606
Real Estate	192,278	184,546
Multi-Family	9,665	10,298
Commercial Real Estate	147,342	148,906
Home Equity – closed end	11,039	11,606
Home Equity – open end	53,197	54,739
Commercial & Industrial – Non-Real Estate	36,021	36,912
Consumer	9,861	6,633
Dealer Finance	97,523	75,169
Credit Cards	3,184	2,939
Total	$638,799	$616,974

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $186,673 and $218,323 as of December 31, 2018, and 2017, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2018, and 2017 were $55,910 and $39,775, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 5
LOANS (CONTINUED):

The following is a summary of information pertaining to impaired loans:
	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$2,414	$2,414	$-	$4,352	$5,269	$-
Farmland	1,941	1,941	-	1,984	1,984	-
Real Estate	1,932	1,932	-	1,273	1,273	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	6,176	6,176	-	6,229	6,229	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	8	8	-
Credit cards	-	-	-	-	-	-
Dealer Finance	32	32	-	31	31	-
	12,495	12,495	-	13,877	15,141	-
Impaired loans with a valuation allowance
Construction/Land Development	4,311	4,871	1,627	4,998	4,998	1,661
Farmland	-	-	-	-	-	-
Real Estate	422	422	7	1,188	1,188	209
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	-	1,500	-	-	-	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	8	8	2	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	194	194	10	47	47	12
	4,935	6,995	1,646	6,233	6,233	1,882
Total impaired loans	$17,430	$19,490	$1,646	$20,110	$21,374	$1,882

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 5
LOANS (CONTINUED):

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$3,586	$89	$4,969	$382
Farmland	1,963	80	1,921	62
Real Estate	1,542	98	878	57
Multi-Family	-	-	-	-
Commercial Real Estate	2,304	286	1,682	44
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	347	-
Commercial & Industrial – Non-Real Estate	-	-	124	-
Consumer	-	-	10	-
Credit cards	-	-	-	-
Dealer Finance	28	5	24	3
	9,423	558	9,955	548
Impaired loans with a valuation allowance
Construction/Land Development	6,352	91	5,911	258
Farmland	-	-	-	-
Real Estate	554	23	1,194	49
Multi-Family	-	-	-	-
Commercial Real Estate	4,167	-	-	-
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	10	1	-	-
Credit cards	-	-	-	-
Dealer Finance	206	14	56	3
	11,289	129	7,161	310
Total impaired loans	$20,712	$687	$17,116	$858

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 5
LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2018
Construction/Land Development	$290	$-	$1,767	$2,057	$59,602	$61,659	$2,327	$-
Farmland	-	-	-	-	17,030	17,030	-	-
Real Estate	3,074	677	1,729	5,480	186,798	192,278	1,477	726
Multi-Family	-	-	-	-	9,665	9,665	-	-
Commercial Real Estate	479	189	5,073	5,741	141,601	147,342	5,074	-
Home Equity – closed end	-	-	12	12	11,027	11,039	-	12
Home Equity – open end	148	171	320	639	52,558	53,197	269	51
Commercial & Industrial – Non- Real Estate	40	22	80	142	35,879	36,021	98	-
Consumer	89	26	3	118	9,743	9,861	5	2
Dealer Finance	2,763	337	96	3,196	94,327	97,523	155	9
Credit Cards	50	11	9	70	3,114	3,184	-	-
Total	$6,933	$1,433	$9,089	$17,455	$621,344	$638,799	$9,405	$800

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2017
Construction/Land Development	$167	$5,459	$3,908	$9,534	$62,086	$71,620	$3,908	$-
Farmland	-	-	-	-	13,606	13,606	-	-
Real Estate	2,858	1,954	560	5,372	179,174	184,546	1,720	143
Multi-Family	179	-	-	179	10,119	10,298	-	-
Commercial Real Estate	544	-	-	544	148,362	148,906	-	-
Home Equity – closed end	-	25	-	25	11,581	11,606	3	-
Home Equity – open end	454	165	268	887	53,852	54,739	448	-
Commercial & Industrial – Non- Real Estate	108	36	595	739	36,173	36,912	599	-
Consumer	43	5	-	48	6,585	6,633	-	-
Dealer Finance	1,300	252	189	1,741	73,428	75,169	226	54
Credit Cards	30	8	1	39	2,900	2,939	-	1
Total	$5,683	$7,904	$5,521	$19,108	$597,866	$616,974	$6,904	$198

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 6
ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses (in thousands) for the years ended December 31, 2018 and 2017 is as follows:

December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$489	$122	$(86)	$2,094	$1,627	$467
Farmland	25	-	-	(10)	15	-	15
Real Estate	719	99	12	(340)	292	7	285
Multi-Family	19	-	-	(9)	10	-	10
Commercial Real Estate	482	1,546	1	1,479	416	-	416
Home Equity – closed end	66	3	4	(54)	13	-	13
Home Equity – open end	209	-	8	(91)	126	-	126
Commercial & Industrial – Non-Real Estate	337	573	91	337	192	-	192
Consumer	148	51	41	(68)	70	2	68
Dealer Finance	1,440	2,083	861	1,756	1,974	10	1,964
Credit Cards	52	76	46	16	38	-	38
Total	$6,044	$4,920	$1,186	$2,930	$5,240	$1,646	$3,594

December 31, 2017	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$3,381	$620	$-	$(214)	$2,547	$1,661	$886
Farmland	34	-	-	(9)	25	-	25
Real Estate	843	-	2	(126)	719	209	510
Multi-Family	23	-	-	(6)	19	-	19
Commercial Real Estate	705	-	13	(236)	482	-	482
Home Equity – closed end	75	7	25	(27)	66	-	66
Home Equity – open end	470	26	53	(288)	209	-	209
Commercial & Industrial – Non-Real Estate	586	179	72	(142)	337	-	337
Consumer	78	136	28	178	148	-	148
Dealer Finance	1,289	1,806	1,143	814	1,440	12	1,428
Credit Cards	59	98	37	54	52	-	52
Total	$7,543	$2,872	$1,373	$-	$6,044	$1,882	$4,162

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans (in thousands) based on impairment method as of December 31, 2018 and 2017:

December 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$61,659	$6,725	$54,934
Farmland	17,030	1,941	15,089
Real Estate	192,278	2,354	189,924
Multi-Family	9,665	-	9,665
Commercial Real Estate	147,342	6,176	141,166
Home Equity – closed end	11,039	-	11,039
Home Equity –open end	53,197	-	53,197
Commercial & Industrial – Non-Real Estate	36,021	-	36,021
Consumer	9,861	8	9,853
Dealer Finance	97,523	226	97,297
Credit Cards	3,184	-	3,184
Total	$638,799	$17,430	$621,369

December 31, 2017	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,620	$9,350	$62,270
Farmland	13,606	1,984	11,622
Real Estate	184,546	2,461	182,085
Multi-Family	10,298	-	10,298
Commercial Real Estate	148,906	6,229	142,677
Home Equity – closed end	11,606	-	11,606
Home Equity –open end	54,739	-	54,739
Commercial & Industrial – Non-Real Estate	36,912	-	36,912
Consumer	6,633	8	6,625
Dealer Finance	75,169	78	75,091
Credit Cards	2,939	-	2,939
Total	$616,974	$20,110	$596,864

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of December 31, 2018 and 2017:

December 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,148	$15,857	$29,301	$9,353	$-	$6,000	$-	$61,659
Farmland	62	-	4,953	6,376	3,205	493	1,941	-	17,030
Real Estate	-	1,644	55,429	106,387	22,679	1,531	4,608	-	192,278
Multi-Family	-		2,895	6,604	166	-	-	-	9,665
Commercial Real Estate	-	2,437	44,065	81,916	11,564	2,286	5,074	-	147,342
Home Equity – closed end	-	31	3,245	5,842	1,909	-	12	-	11,039
Home Equity – open end	60	1,554	19,464	27,347	4,157	223	392	-	53,197
Commercial & Industrial (Non-Real Estate)	193	2,291	17,144	13,254	2,704	337	98	-	36,021
Consumer (excluding dealer)	27	190	2,648	5,192	1,800	-	4	-	9,861
Total	$342	$9,295	$165,700	$282,219	$57,537	$4,870	$18,129	$-	$538,092

	Credit Cards	Dealer Finance
Performing	$3,175	$97,368
Non performing	9	155
Total	$3,184	$97,523

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 6
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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
December 31, 2018 and 2017

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

During the twelve months ended December 31, 2018, the Bank modified 21 loans that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$742	$742
Commercial	2	1,248	1,248
Consumer	18	$183	$183
Total	21	$2,173	$2,173

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 7
TROUBLED DEBT RESTRUCTURING (CONTINUED):

As of December 31, 2018, there were 5 loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 30 days past due.

	December 31, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	2	$142	$142
Consumer	3	12	12
Total	5	$154	$154

During the twelve months ended December 31, 2017, the Bank modified 6 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	3	$32	$32
Total	3	$32	$32

As of December 31, 2017, there were 3 loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 30 days past due.

	December 31, 2017
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$67	$67
Construction/Land Development	2	1,502	1,502
Total	3	$1,569	$1,569

NOTE 8
BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

	2018	2017

Land	3,887	$3,883
Buildings and improvements	14,370	12,384
Furniture and equipment	10,438	9,454
	28,695	25,721
Less - accumulated depreciation	(10,929)	(9,827)
Net	$17,766	$15,894

Depreciation of $1,137 in 2018, $930 in 2017, and $827 in 2016 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 9
OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2018 and 2017:

Other Real Estate Owned
	2018	2017

Balance as of January 1	$1,984	$2,076
Loans transferred to OREO	600	231
Capital improvements	-	2
Sale of OREO	(132)	(281)
Write down of OREO or losses on sale	(9)	(44)
Balance as of December 31	$2,443	$1,984

Activity in the valuation allowance was as follows:

	2018	2017

Balance as of January 1	$885	$885
Provision (recoveries) charged/(credited) to expense	(23)	-
Reductions from sales of real estate owned	(1)	-
Balance as of December 31	$861	$885

(Income) expenses related to foreclosed assets include:

	2018	2017	2016

Net loss (gain) on sales	$9	$44	$19
Gain on foreclosure	(94)	-	-
Provision/(recoveries) for unrealized losses	(10)	-	-
Operating expenses, net of rental income	64	32	67
(Income) expenses related to foreclosed assets	$(31)	$76	$86

At December 31, 2018, the balance of real estate owned includes $375 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $518.

NOTE 10:
DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2018 and 2017 were $13,464 and $13,637. At December 31, 2018, the scheduled maturities of time deposits are as follows:

2018	$62,999
2019	50,775
2020	23,990
2021	7,174
2022 and after	10,928
Total	$155,866

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 11
SHORT-TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2018 and 2017 is summarized as follows:

		Outstanding	Average
	Maximum Outstanding	At	Balance
	at any Month End	Year End	Outstanding	Yield
2018
Federal funds purchased	$11,906	$10,116	$1,399	2.51%
FHLB short term	46,000	30,000	22,937	1.83%
Totals		$40,116	$24,336	1.87%
2017
Federal funds purchased	$8,964	$5,296	$97.17%
FHLB short term	50,000	20,000	20,301.30%
Totals		$25,296	$20,398.31%

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

As of December 31, 2018, the Company had unsecured lines of credit with correspondent banks totaling $41,000, which may be used in the management of short-term liquidity, on which $10,116 was outstanding.

NOTE 12
LONG-TERM DEBT:

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.27% to 2.56%; the weighted average interest rate was 1.96% and 1.86% at December 31, 2018 and December 31, 2017, respectively. The balance of these obligations at December 31, 2018 and 2017 were $40,125 and $49,554 respectively. The Company recognized a gain of $504 on prepayment of two FHLB advances totaling $10,000 during the first quarter of 2017 and there were no additional borrowings in 2018 or 2017. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2018, were as follows:

2019	$6,928
2020	14,429
2021	5,929
2022	2,714
2023	7,000
Thereafter	3,125
Total	$40,125

In addition, the Company has a note payable to purchase a lot adjacent to one of the Bank branches for $85 at December 31, 2018 that is payable in remaining annual payments on January 1, 2019. There was $170 outstanding on this note at December 31, 2017.

VSTitle, LLC has a note payable for vehicle purchases with a balance of $8 and $9 at December 31, 2018 and 2017, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 13
INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2018	2017	2016
Current expense	$1,155	$3,671	$3,046
Deferred expense (benefit)	(55)	(152)	53
Adjustments to deferred tax asset due to change in federal tax rate	-	811	-
Total deferred (benefit) expense	(55)	659	53
Total Income Tax Expense	$1,110	$4,330	$3,099

The components of deferred taxes as of December 31, were as follows:

	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$1,096	$1,265
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	564	546
Low income housing partnerships losses	279	203
Core deposit amortization	13	108
Other real estate owned	173	173
Net unrealized loss on securities available for sale	25	5
Unfunded pension benefit obligation	1,030	1,096
Total Assets	$3,183	$3,399

	2018	2017
Deferred Tax Liabilities:
Unearned low income housing credits	$158	$180
Depreciation	403	340
Prepaid pension	849	1,010
Goodwill tax amortization	564	559
Total Liabilities	1,974	2 089
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$1,209	$1,310

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2018	2017	2016

Tax expense at federal statutory rates	$2,104	$4,511	$4,307
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	-	-	6
Partially tax-exempt income	(49)	(59)	(41)
Tax-exempt income	(146)	(212)	(217)
LIH and historic credits	(774)	(633)	(896)
Deferred Tax Asset rate change	-	811	-
Other	(25)	(88)	(60)
Total Income Tax Expense	$1,110	$4,330	$3,099

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2015.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 14
EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2018, 2017 and 2016:

	2018	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning	$15,103	$12,475	$10,944
Service cost	768	696	632
Interest cost	497	487	453
Actuarial (gain) loss	(1,562)	1,620	872
Benefits paid	(587)	(175)	(426)
Benefit obligation, ending	$14,219	$15,103	$12,475

Change in Plan Assets
Fair value of plan assets, beginning	$13,645	$12,032	$11,678
Actual return on plan assets	(613)	1,788	780
Employer contribution	-	-	-
Benefits paid	(587)	(175)	(426)
Fair value of plan assets, ending	$12,445	$13,645	$12,032
Funded status at the end of the year	$(1,774)	$(1,458)	$(443)

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2018	2017	2016
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$3,131	$3,760	$4,361
Unfunded pension benefit obligation under ASC 325-960	(4,905)	(5,218)	(4,804)
Deferred taxes	1,030	1,096	1,633

Amount recognized in accumulated other
comprehensive income (loss)
Net loss	$(4,932)	$(5,260)	$(4,861)
Prior service cost	27	42	57
Amount recognized	$(4,905)	(5,218)	(4,804)
Deferred taxes	1,030	1,096	1,633
Amount recognized in accumulated comprehensive income	$(3,875)	$(4,122)	$(3,171)

Prepaid benefit detail
Benefit obligation	$(14,219)	$(15,103)	$(12,475)
Fair value of assets	12,445	13,645	12,032
Unrecognized net actuarial loss	4,932	5,260	4,861
Unrecognized prior service cost	(27)	(42)	(57)
Prepaid (accrued) benefits	$3,131	$3,760	$4,361

Components of net periodic benefit cost
Service cost	$768	$696	$632
Interest cost	496	487	452
Expected return on plan assets	(923)	(851)	(854)
Amortization of prior service cost	(15)	(15)	(15)
Recognized net actuarial loss	303	284	223
Net periodic benefit cost	$629	$601	$438

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net loss	$(328)	$399	$724
Amortization of prior service cost	15	15	15
Total recognized in other comprehensive income	$(313)	$414	$739

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$316	$1,015	$1,177

Additional disclosure information
Accumulated benefit obligation	$10,992	$10,760	$8,789
Vested benefit obligation	$10,983	$10,750	$8,780
Discount rate used for net pension cost	3.50%	4.00%	4.25%
Discount rate used for disclosure	4.25%	3.50%	4.00%
Expected return on plan assets	7.25%	7.25%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Average remaining service (years)	12	12	13

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2018, 2017 or 2016. The net periodic pension cost of the plan for 2019 will be approximately $745. Due to recent retirements, the Company expects to be obligated for payments to former employees that will result in the plan being subject to a settlement accounting charge in 2019. This amount is measured on a quarterly basis by plan actuaries and will change based on additional retirements that may occur as well as market values of the plan assets. While the total amount of the settlement accounting charge for 2019 is not known at this time, we expect that the amount will range between $600 and $800 as an additional pension expense in 2019.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2018, and 2017 were 58% equity and 42% fixed and 61% equity and 39% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2018, are as follows:

2019	$2,685
2020	604
2021	394
2022	1,542
2022	894
2024-2028	7,483
$13,602

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 14
EMPLOYEE BENEFITS (CONTINUED):

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. For the plan year ending September 30, 2018 the Company contributed $443 in 2018, $430 in 2017, and $407 in 2016 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 203,147 and 194,018 at December 31, 2018 and 2017, respectively.

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $283, $263 and $242 in 2018, 2017 and 2016, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $125 in 2018, $125 in 2017 and $125 in 2016. A liability is accrued for the obligation under the plan and totaled $3,170 and $3,377 at December 31, 2018 and 2017, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $466 and $443 for December 31, 2018 and 2017, respectively.

NOTE 15
CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $2,195 and $1,798 at December 31, 2018 and 2017, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2018, approximately 77% of the loan portfolio was secured by real estate.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 16
COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2018 and 2017, the Company had the following commitments outstanding:

	2018	2017
Commitments to extend credit	$169,863	$170,798
Standby letters of credit	2,119	1,533

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

The Bank leases four of its branch offices and its loan production office under long term lease arrangements which had initial terms of either three, five or ten years. F&M Mortgage leased its building until December of 2017 and therefore recorded lease expense in 2017 and 2016. VST leases three of its offices, the lease expense is included in the following disclosure as well as future lease payments. The North Augusta Branch and the Dealer Finance division office are leases with related parties. The Company considers these lease agreements to be arm’s length transactions.

Lease expense was $249, $355 and $291 for 2018, 2017 and 2016, respectively. As of December 31, 2018, the required lease payments for the next five years were as follows:

2019	$155
2020	128
2021	110
2022	105
2023	93
Thereafter	114

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans originated by F&M Mortgage (rate lock commitments) to be sold into the secondary market and best efforts commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the practice of F&M Mortgage to enter into best efforts commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated hedge relationships. The fair value of the mortgage banking derivatives were estimated based on changes in interest rates from the date of the commitments and were considered immaterial at December 31, 2018 and 2017, and were not recorded on the Company’s balance sheet.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

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

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2018, 2017 and 2016.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2018	2017

Notional amount	$184	$184
Fair value of contracts, included in other assets	44	59

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 18
TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2018	2017

Total loans, beginning of year	$20,377	$7,486
New loans	5,785	6,803
Relationship change	169	10,403
Repayments	(5,766)	(4,315)
Total loans, end of year	$20,565	$20,377

Deposits of executive officers and directors and their affiliates were $4,110 and $7,757 on December 31, 2018 and 2017 respectively.  Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 19
DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers & Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2019, approximately $8,140 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $8,874 in 2018, $5,000 in 2017 and $5,000 in 2016.

NOTE 20
FAIR VALUE MEASUREMENTS:

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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
December 31, 2018 and 2017

NOTE 20
FAIR VALUE MEASUREMENTS (CONTINUED):

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2018, and 2017 (dollars in thousands):

December 31, 2018	Total	Level 1	Level 2	Level 3
U.S. Government sponsored enterprises	$7,886	-	$7,886	-
Mortgage-backed obligations of federal agencies	403	-	403	-
Total securities available for sale	$8,289	$-	$8,289	$-
Derivatives	$44	$-	$44	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
U. S. Treasuries	$19,998	$19,998	$-	$-
U.S. Government sponsored enterprises	7,980	-	7,980	-
Mortgage-backed obligations of federal agencies	502	-	502	-
Equity securities1	135	-	135	-
Total securities available for sale	$28,615	$19,998	$8,617	$-
Derivatives	$59	$-	$59	$-
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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at December 31, 2018 or 2017; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at December 31, 2018, and 2017.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

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

As of December 31, 2018, and 2017, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,684	-	-	$2,684
Real Estate	415	-	-	415
Consumer	6			6
Dealer Finance	184	-	-	184
Impaired loans	$3,289	-	-	$3,289

December 31, 2017	Total	Level 1	Level 2	Level 3

Construction/Land Development	$3,337	-	-	$3,337
Real Estate	979	-	-	979
Dealer Finance	35	-	-	35
Impaired loans	$4,351	-	-	$4,351

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018 and 2017:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 3,289	Discounted appraised value	Discount for selling costs and marketability	2%-9% (Average 4.21%)

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 4,351	Discounted appraised value	Discount for selling costs and marketability	3%-19% (Average 5.5%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

December 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,443	-	-	$2,443

December 31, 2017	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,984	-	-	$1,984

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018 and 2017:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 2,443	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 1,984	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and 2017. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash and cash equivalents	$10,912	$10,912	$-	$-	$10,912
Securities	8,412	-	8,412	-	8,412
Loans held for sale	55,910	-	55,910	-	55,910
Loans held for investment, net	633,559	-	-	613,717	613,717
Interest receivable	2,078	-	2,078	-	2,078
Bank owned life insurance	19,464	-	19,464	-	19,464
Total	$730,335	$10,912	$85,864	$613,717	$710,493
Liabilities:
Deposits	$591,325	$-	$441,319	$153,848	$595,167
Short-term debt	40,116	-	40,116	-	40,116
Long-term debt	40,218	-	-	39,609	39,609
Interest payable	348	-	348	-	348
Total	$672,007	$-	$481,783	$193,457	$675,240

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED)

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 21
REGULATORY MATTERS

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is not obligated to report consolidated regulatory capital. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule and fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% January 1, 2019. The capital conservation buffer for 2018 was 1.875% and for 2017 was 1.25%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which they are subject.

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

The actual capital ratios for the Bank are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$95,597	14.44%	$52,955	8.00%	$66,194	10.00%
Tier 1 risk-based ratio	90,357	13.65%	39,717	6.00%	52,955	8.00%
Common equity tier 1	90,357	13.65%	29,787	4.50%	43,026	6.50%
Total assets leverage ratio	90,357	11.79%	30,659	4.00%	38,324	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$95,563	15.41%	$49,614	8.00%	$62,018	10.00%
Tier 1 risk-based ratio	89,519	14.43%	37,211	6.00%	49,614	8.00%
Common equity tier 1	89,519	14.43%	27,908	4.50%	40,312	6.50%
Total assets leverage ratio	89,519	12.07%	29,656	4.00%	37,070	5.00%

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 22
BUSINESS SEGMENTS:
	December 31, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$36,550	$139	$144	$-	$-	$(125)	$36,708
Service charges on deposits	1,496	-	-	-	-	-	1,496
Investment services and insurance income	-	-	918	-	-	(19)	899
Mortgage banking income, net	-	2,348	-	-	-	(36)	2,312
Title insurance income	-	-	-	1,294	-	-	1,294
Other operating income	2,002	-	-	-	-	-	2,002
Total income	40,048	2,487	1,062	1,294	-	(180)	44,711
Expenses:
Interest Expense	4,839	118	-	-	-	(125)	4,832
Provision for loan losses	2,930	-	-	-	-	-	2,930
Salaries and benefits	13,153	1,783	578	922	-	-	16,436
Other operating expenses	9,448	553	57	220	49	(19)	10,308
Total expense	30,370	2,454	635	1,142	49	(144)	34,506
Income before income taxes	9,678	33	427	152	(49)	(36)	10,205
Income tax expense (benefit)	1,021	-	57	-	32	-	1,110
Net income	$8,657	$33	$370	$152	$(81)	$(36)	$9,095
Net income attributable to noncontrolling interest	-	10	-	36	-	(36)	10
Net Income attributable to F & M Bank Corp.	$8,657	$23	$370	$116	$(81)	$-	$9,085
Total Assets	$782,782	$7,449	$7,237	$458	$91,582	$(109,255)	$780,253
Goodwill	$2,670	$48	$-	$2	$164	$-	$2,884

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 22
BUSINESS SEGMENTS CONTINUED:

	December 31, 2017
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$33,904	$125	$148	$-	$-	$(82)	$34,095
Service charges on deposits	1,360	-	-	-	-	-	1,360
Investment services and insurance income	1	-	772	-	-	(18)	755
Mortgage banking income, net	-	2,269	-	-	-	(49)	2,220
Title insurance income	-	-	-	1,162	-	-	1,162
Gain on prepayment of long-term debt	504	-	-	-	-	-	504
Loss on investments	-	(40)	(2)	-	-	-	(42)
Other operating income	2,128	1	-	-	162	(358)	1,933
Total income	37,897	2,355	918	1,162	162	(507)	41,987
Expenses:
Interest Expense	3,904	75	-	-	-	(82)	3,897
Provision for loan losses	-	-	-	-	-	-	-
Salaries and benefits	12,092	1,557	474	731	-	-	14,854
Other operating expenses	8,942	618	51	226	46	(18)	9,865
Total expense	24,938	2,250	525	957	46	(100)	28,616
Income before income taxes	12,959	105	393	205	116	(407)	13,371
Income tax expense (benefit)	4,316	-	109	-	(95)	-	4,330
Net income	$8,643	$105	$284	$205	$211	$(407)	$9,041
Net income attributable to noncontrolling interest	-	31	-	49	-	(49)	31
Net Income attributable to F & M Bank Corp.	$8,643	$74	$284	$156	$211	$(358)	$9,010
Total Assets	$754,375	$7,018	$6,749	$1,067	$90,964	$(106,903)	$753,270
Goodwill	$2,670	$47	$-	$-	$164	$-	$2,881

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 22
BUSINESS SEGMENTS CONTINUED:

	December 31, 2016
	F&M Bank	VBS Mortgage	TEB Life/FMFS	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$31,949	$55	$152	$-	$(6)	$32,150
Service charges on deposits	1,174	-	-	-	-	1,174
Investment services and insurance income	1	-	470	-	(30)	441
Mortgage banking income, net	-	2,565	-	-	-	2,565
Other operating income	2,353	-	-	-	(951)	1,402
Total income	35,477	2,620	622	-	(987)	37,732
Expenses:
Interest Expense	3,605	-	-	-	(6)	3,599
Provision for loan losses	-	-	-	-	-	-
Salaries and benefits	11,123	1,387	290	-	-	12,800
Other operating expenses	8,139	586	66	1	(320)	8,472
Total expense	22,867	1,973	356	1	(326)	24,871
Income before income taxes	12,610	647	266	(1)	(661)	12,861
Income tax expense (benefit)	3,290	-	58	(249)	-	3,099
Net income	$9,320	$647	$208	$248	$(661)	$9,762
Net income attributable to noncontrolling interest	-	194	-	-	-	194
Net Income attributable to F & M Bank Corp.	$9,320	$453	$208	$248	$(661)	$9,568
Total Assets	$748,273	$7,487	$6,476	$87,449	$(104,796)	$744,889
Goodwill	$2,670	$-	$-	$-	$-	$2,670

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 23
PARENT COMPANY ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2018 and 2017
	2018	2017
Assets
Cash and cash equivalents	$749	$917
Investment in subsidiaries	89,418	88,967
Other investments	135	135
Income tax receivable (including due from subsidiary)	946	565
Goodwill and intangibles	327	380
Total Assets	$91,575	$90,964
Liabilities
Deferred income taxes	151	177
Accrued expenses	72	86
Total Liabilities	$223	$263
Stockholders’ Equity
Preferred stock par value $25 per share, 400,000 shares authorized, 249,860 and 324,150 issued and outstanding at December 31, 2018 and 2017, respectively.	$5,672	$7,529
Common stock par value $5 per share, 6,000,000 shares authorized, 3,213,132 and 3,255,036 shares issued and outstanding for 2018 and 2017, respectively	16,066	16,275
Additional paid in capital	7,987	10,225
Retained earnings	65,596	60,814
Accumulated other comprehensive loss	(3,969)	(4,142)
Total Stockholders' Equity	91,352	90,701
Total Liabilities and Stockholders' Equity	$91,575	$90,964

Statements of Income
For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income
Dividends from affiliate	$8,874	$5,000	$5,000
Net limited partnership income (loss)	-	162	-
Total Income	8,874	5,162	5,000

Expenses
Total Expenses	49	47	1
Net income before income tax expense (benefit)
and undistributed subsidiary net income	8,825	5,115	4,999

Income Tax Expense (Benefit)	32	(95)	(249)

Income before undistributed subsidiary net income	8,793	5,210	5,248
Undistributed subsidiary net income	292	3,800	4,320
Net Income F&M Bank Corp.	$9,085	$9,010	$9,568

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2076

NOTE 23
PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Cash Flows from Operating Activities
Net income	$9,085	$9,010	$9,568
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(292)	(3,800)	(4,320)
Deferred tax (benefit) expense	(3)	(112)	5
Increase in other assets	(328)	(1,256)	-
Decrease in other liabilities	(23)	(77)	(535)
Net Cash Provided by Operating Activities	8,439	3,765	4,718

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Repurchase of preferred stock	(2,788)	(101)	(1,961)
Repurchase of common stock	(1,782)	(712)	(577)
Proceeds from issuance of common stock	266	197	183
Dividends paid in cash	(4,303)	(3,387)	(3,115)
Net Cash Used in Financing Activities	(8,607)	(4,003)	(5,470)

Net (decrease) increase in Cash and Cash Equivalents	(168)	(238)	(752)

Cash and Cash Equivalents, Beginning of Year	917	1,155	1,907
Cash and Cash Equivalents, End of Year	$749	$917	$1,155

NOTE 24
INVESTMENT IN F&M MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (DBA F&M Mortgage). F&M Mortgage originates both conventional and government sponsored mortgages for sale in the secondary market. Accordingly, the Company consolidated the assets, liabilities, revenues and expenses of F&M Mortgage and reflected the issued and outstanding interest not held by the Company in its consolidated financial statements as noncontrolling interest.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 25
INVESTMENT IN VSTITLE, LLC

On January 1, 2017, the Company acquired a 76% ownership interest in VSTitle, LLC (VST). VST provides title insurance services to the customers in our market area, including F&M Mortgage and the Bank. F&M Mortgage is the minority owner in VST and accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VST, however there is no noncontrolling interest reflected as the 24% is included in VBS Mortgage’s income. January 1, 2018 VST purchased a small title company in Harrisonburg.

NOTE 26 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table:

dollars in thousands	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December, 31, 2015	4	(2,684)	(2,680)
Change in unrealized securities gains (losses), net of tax	2	-	2
Change in unfunded pension liability, net of tax	-	(487)	(487)
Balance at December, 31, 2016	$6	$(3,171)	$(3,165)
Change in unrealized securities gains (losses), net of tax	(26)	-	(26)
Change in unfunded pension liability, net of tax	-	(951)	(951)
Balance at December, 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(74)	-	(74)
Change in unfunded pension liability, net of tax	-	247	247
Balance at December, 31, 2018	$(94)	$(3,875)	$(3,969)

There were no reclassifications adjustments reported on the consolidated statements of income during 2016, 2017 or 2018.

NOTE 27 REVENUE RECOGNITION

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
December 31, 2018 and 2017

NOTE 27 REVENUE RECOGNITION, CONTINUED

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 27 REVENUE RECOGNITION, CONTINUED

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2018, 2017 and 2016. Noninterest income out-of-scope of Topic 606 in 2017 included onetime gains on prepayment of debt of $504.

	Nine Months Ended December 31,
	2018	2017	2016
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$1,496	$1,359	$1,174
Investment Services and Insurance Income	901	755	441
Title Insurance Income	1,293	1,161	2565
ATM and check card fees	1,537	1,387	-
Other	525	490	-
Noninterest Income (in-scope of Topic 606)	5,752	5,153	4,180
Noninterest Income (out-of-scope of Topic 606)	2,251	2,739	1,402
Total Noninterest Income	$8,003	$7,892	$5,582

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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
Timberville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited F&M Bank Corp. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended of the Company, and the related notes to the consolidated financial statements, and our report dated March 14, 2019 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
March 14, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour’s attestation report on the Company’s internal control over financial reporting is included in Item 8 “Financial Statements and Supplemental Data” on this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders to be held May 11, 2019 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 43 thru 96:

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
101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

PART IV

Item 16
Form 10-K Summary

Not Required

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Neil W. Hayslett, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, VA 22853 or our website at www.fmbankva.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp.
(Registrant)

By:	/s/ Mark C. Hanna	Date	March 14, 2019
Mark C. Hanna
Director and Chief Executive Officer

By:	/s/ Carrie A. Comer	Date	March 14, 2019
Carrie A. Comer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

	Director	March 14, 2019
Larry A. Caplinger

/s/ John N. Crist	Director	March 14, 2019
John N. Crist

/s/ Dean W. Withers	Director	March 14, 2019
Dean W. Withers

/s/ Daniel J. Harshman	Director	March 14, 2019
Daniel J. Harshman

	Director	March 14, 2019
Richard S. Myers

/s/ Michael W. Pugh	Director, Chair	March 14, 2019
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 14, 2019
Christopher S. Runion

/s/ Ronald E. Wampler	Director	March 14, 2019
Ronald E. Wampler

	Director	March 14, 2019
E. Ray Burkholder

	Director	March 14, 2019
Peter H. Wray