Form 10-Q
period 2019-03-31
F&M BANK CORP
filed 2019-05-10
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
Quarterly report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, par value - $5	3,200,327 shares

F & M BANK CORP.

Index

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018*
	(Unaudited)
Assets
Cash and due from banks	$9,272	$9,522
Money market funds	1,015	1,390
Federal funds sold	5,073	-
Cash and cash equivalents	15,360	10,912
Securities:
Held to maturity – fair value of $123 in 2019 and 2018	123	123
Available for sale	8,305	8,289
Other investments	13,206	13,432
Loans held for sale	44,528	55,910
Loans held for investment	644,213	638,799
Less: allowance for loan losses	(4,932)	(5,240)
Net loans held for investment	639,281	633,559

Other real estate owned, net	2,174	2,443
Bank premises and equipment, net	18,111	17,766
Interest receivable	2,203	2,078
Goodwill	2,884	2,884
Bank owned life insurance	19,607	19,464
Other assets	14,255	13,393
Total assets	$780,037	$780,253

Liabilities
Deposits:
Noninterest bearing	$162,922	$157,146
Interest bearing	437,914	434,179
Total deposits	600,836	591,325

Short-term debt	30,000	40,116
Accrued liabilities	18,201	16,683
Long-term debt	39,025	40,218
Total liabilities	688,062	688,342

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 246,660 and 249,860
issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,592	5,672
Common stock, $5 par value, 6,000,000 shares authorized,
3,203,705 and 3,213,132 shares issued and outstanding
for March 31, 2019 and December 31, 2018, respectively	16,019	16,066
Additional paid in capital – common stock	7,707	7,987
Retained earnings	66,063	65,596
Noncontrolling interest in consolidated subsidiaries	537	559
Accumulated other comprehensive loss	(3,943)	(3,969)
Total stockholders’ equity	91,975	91,911
Total liabilities and stockholders’ equity	$780,037	$780,253

*2018 Derived from audited consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2019	2018
Interest and fees on loans held for investment	$9,087	$8,481
Interest and fees on loans held for sale	326	150
Interest from money market funds and federal funds sold	14	20
Interest on debt securities – taxable	105	92
Total interest and dividend income	9,532	8,743

Interest expense
Total interest on deposits	1,101	739
Interest from short-term debt	203	10
Interest from long-term debt	194	230
Total interest expense	1,498	979

Net interest income	8,034	7,764

Provision for Loan Losses	1,450	680
Net Interest Income After Provision for Loan Losses	6,584	7,084

Noninterest income
Service charges on deposit accounts	386	366
Investment services and insurance income	151	197
Mortgage banking income, net	530	520
Title insurance income	276	256
Income on bank owned life insurance	147	110
Low income housing partnership losses	(214)	(192)
ATM and check card fees	369	347
Other operating income	144	129
Total noninterest income	1,789	1,733

Noninterest expense
Salaries	2,833	3,100
Employee benefits	1,190	923
Occupancy expense	279	251
Equipment expense	269	258
FDIC insurance assessment	82	48
Other real estate owned, net	274	(15)
Marketing expense	148	102
Legal and professional fees	155	104
ATM and check card fees	193	161
Telecommunication and data processing expense	362	334
Directors fees	102	114
Bank franchise tax	131	166
Other operating expenses	1,012	931
Total noninterest expense	7,030	6,477

Income before income taxes	1,343	2,340
Income tax expense	79	379
Net Income	1,264	1,961
Net loss attributable to noncontrolling interest	22	11
Net Income attributable to F & M Bank Corp.	$1,286	$1,972
Dividends paid/accumulated on preferred stock	79	103
Net income available to common stockholders	$1,207	$1,869
Per Common Share Data
Net income – basic	$.38	$.57
Net income – diluted	$.37	$.55
Cash dividends on common stock	$.25	$.45
Weighted average common shares outstanding – basic	3,210,042	3,255,291
Weighted average common shares outstanding – diluted	3,484,906	3,615,422
See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net Income	$1,286	$1,972

Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale securities	33	(146)
Tax effect	(7)	31
Unrealized holding (losses), net of tax	26	(115)
Total other comprehensive income (loss)	26	(115)
Total comprehensive income	$1,312	$1,857

Comprehensive income (loss) attributable to noncontrolling interests	$(22)	$(11)

Comprehensive income attributable to F&M Bank Corp.	$1,290	$1,846

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Balance, beginning of period	$91,911	$91,275

Comprehensive income
Net income – F & M Bank Corp	1,286	1,972
Net income (loss) attributable to noncontrolling interest	(22)	(11)
Other comprehensive income (loss)	26	(115)
Total comprehensive income	1,290	1,846

Minority interest capital distributions	-	(25)
Issuance of common stock	56	101
Repurchase of common stock	(422)	(72)
Repurchase of preferred stock	(41)	-
Dividends paid	(819)	(1,464)
Balance, end of period	$91,975	$91,661

See notes to unaudited consolidated financial statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,286	$1,972
Reconcile net income to net cash provided by operating activities:
Depreciation	300	265
Amortization of intangibles	10	17
Amortization (accretion) of securities	1	(1)
Proceeds from loans held for sale originated	22,356	11,882
Gain on sale of loans held for sale originated	(753)	(520)
Loans held for sale originated	(21,602)	(11,362)
Provision for loan losses	1,450	680
Benefit for deferred taxes	55	143
Increase in interest receivable	(125)	(48)
(Increase) decrease in other assets	(18)	607
Increase (decrease) in accrued liabilities	584	(1,463)
Amortization of limited partnership investments	214	192
Income from life insurance investment	(147)	(110)
Loss on sale of fixed assets	10	-
Loss (gain) on foreclosure of and valuation adjustments for other real estate owned, net	269	(34)
Net cash provided by operating activities	3,890	2,220

Cash flows from investing activities
Purchase of title insurance company	-	(75)
Proceeds from maturity of investments available for sale	16	20,868
Proceeds from the redemption of restricted stock, net	12	-
Net decrease (increase) in loans held for investment	(7,172)	(6,067)
Net decrease in loans held for sale participations	11,381	6,543
Net purchase of property and equipment	(655)	(1,170)
Net cash provided by investing activities	3,582	20,099

Cash flows from financing activities
Net change in deposits	9,511	(577)
Net change in short-term debt	(10,116)	(21,656)
Dividends paid in cash	(819)	(1,464)
Proceeds from issuance of common stock	56	101
Repurchase of common stock	(422)	(72)
Repurchase of preferred stock	(41)	-
Repayments of long-term debt	(1,193)	(1,191)
Net cash used in financing activities	(3,024)	(24,859)

Net decrease in Cash and Cash Equivalents	4,448	(2,540)
Cash and cash equivalents, beginning of period	10,912	11,907
Cash and cash equivalents, end of period	$15,360	$9,367
Supplemental Cash Flow information:
Cash paid for:
Interest	$1,498	$975
Taxes	-	-
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	-	10
Right of Use Asset and lease liability, upon adoption	1,034	-
Change in unrealized gain (loss) on securities available for sale	33	(115)

See notes to unaudited consolidated financial statements

DOLLARS ARE REPORTED IN THOUSANDS THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of F&M Bank Corp. (“the Company”) include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles, fair value, the valuation of deferred tax assets and liabilities, pension accounting and valuation of foreclosed real estate. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the quarter ended
	March 31, 2019	March 31, 2018
Earnings available to common stockholders:
Net income	$1,264	$1,961
Noncontrolling interest income (loss)	(22)	(11)
Preferred stock dividends	79	103
Net income available to common stockholders	$1,207	$1,869

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Three months ended
	March 31, 2019			March 31, 2018
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,207	3,210,042	$0.38	$1,869	3,255,291	$0.57
Effect of Dilutive Securities:
Convertible Preferred Stock	79	274,864	(0.01)	103	360,131	(0.02)
Diluted EPS	$1,286	3,484,906	$0.37	$1,972	3,615,422	$0.55

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2019 and December 31, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019
U. S. Treasuries	$123	$-	$-	$123
December 31, 2018
U. S. Treasuries	$123	$-	$-	$123

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U. S. Government sponsored enterprises	$7,999	$-	$80	$7,919
Mortgage-backed obligations of federal agencies	392	-	6	386
Total Securities Available for Sale	$8,391	$-	$86	$8,305

December 31, 2018
U. S. Government sponsored enterprises	$7,999	-	113	$7,886
Mortgage-backed obligations of federal agencies	409	-	6	403
Total Securities Available for Sale	$8,408	$-	$119	$8,289

The amortized cost and fair value of securities at March 31, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$123	$123	$-	$-
Due after one year through five years	-	-	7,999	7,919
Due after five years	-	-	392	386
Due after ten years	-	-	-	-
Total	$123	$123	$8,391	$8,305

Note 2.
Investment Securities, continued

There were no sales of available for sale securities in the first quarter of 2019 or 2018. The securities held are U.S.Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. There were no securities with other than temporary impairment.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at March 31, 2019 and December 31, 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U. S. Government sponsored enterprises	$-	$-	$7,919	$(80)	$7,919	$(80)
Mortgage-backed obligations of federal agencies	-	-	386	(6)	386	(6)
Total	$-	$-	$8,305	$(86)	$8,305	$(86)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U. S. Government sponsored enterprises	$-	$-	$7,886	$(113)	$7,886	$(113)
Mortgage-backed obligations of federal agencies	-	-	403	(6)	403	(6)
Total	$-	$-	$8,289	$(119)	$8,289	$(119)

Other investments consist of investments in nineteen low-income housing and historic equity partnerships (carrying basis of $7,925), stock in the Federal Home Loan Bank (carrying basis $3,676) and various other investments (carrying basis $1,605). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2019. At March 31, 2019, the Company was committed to invest an additional $4,273 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet. The Company does not have any pledged securities.

Note 3.
Loans

Loans held for investment outstanding at March 31, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	2019	2018
Construction/Land Development	$65,582	$61,659
Farmland	24,451	17,030
Real Estate	191,102	192,278
Multi-Family	9,568	9,665
Commercial Real Estate	143,776	147,342
Home Equity – closed end	9,030	11,039
Home Equity – open end	51,574	53,197
Commercial & Industrial – Non-Real Estate	35,572	36,021
Consumer	9,477	9,861
Dealer Finance	101,162	97,523
Credit Cards	2,919	3,184
Total	$644,213	$638,799

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $193,810 and $186,673 as of March 31, 2019 and December 31, 2018, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment1	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$2,045	$2,045	$-	$2,414	$2,414	$-
Farmland	1,941	1,941	-	1,941	1,941	-
Real Estate	1,917	1,917	-	1,932	1,932	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,825	1,825	-	6,176	6,176	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	57	57	-	32	32	-
	7,785	7,785		12,495	12,495
Impaired loans with a valuation allowance
Construction/Land Development	2,723	4,308	530	4,311	4,871	1,627
Farmland	-	-	-	-	-	-
Real Estate	419	419	7	422	422	7
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	4,193	4,193	648	-	1,500	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	5	5	-	8	8	2
Credit cards	-	-	-	-	-	-
Dealer Finance	159	159	10	194	94	10
	7,499	9,084	1,195	4,935	6,995	1,646
Total impaired loans	$15,284	$16,869	$1,195	$17,430	$19,490	$1,646

1The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of March 31, 2019 and December 31, 2018 were $44,528 and $55,910, respectively.

Note 3.
Loans, continued

The following is a summary of information pertaining to impaired loans (in thousands):

	March 31, 2019		December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$2,230	$38	$3,586	$89
Farmland	1,941	-	1,963	80
Real Estate	1,925	29	1,542	98
Multi-Family	-	-	-	-
Commercial Real Estate	4,001	40	2,304	286
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	45	1	28	5
	10,142	108	9,423	558
Impaired loans with a valuation allowance
Construction/Land Development	3,517	57	6,352	91
Farmland	-	-	-	-
Real Estate	421	8	554	23
Multi-Family	-	-	-	-
Commercial Real Estate	2,097	137	4,167	-
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	7	-	10	1
Credit cards	-	-	-	-
Dealer Finance	177	4	206	14
	6,219	206	11,289	129
Total impaired loans	$16,361	$314	$20,712	$687

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (in thousands) as of March 31, 2019 and December 31, 2018:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
March 31, 2019
Construction/Land Development	$1,211	$159	$1,186	$2,556	$63,026	$65,582	$2,959	$-
Farmland	-	1,941	-	1,941	22,510	24,451	-	-
Real Estate	2,116	367	1,151	3,634	187,468	191,102	1,368	488
Multi-Family	-	-	-	-	9,568	9,568	-	-
Commercial Real Estate	666	4,333	52	5,051	138,725	143,776	4,915	-
Home Equity – closed end	-	-	-	-	9,030	9,030	-	-
Home Equity – open end	406	171	559	1,136	50,438	51,574	268	291
Commercial & Industrial – Non- Real Estate	152	122	79	353	35,219	35,572	-	79
Consumer	70	50	31	151	9,326	9,477	-	13
Dealer Finance	1,830	202	142	2,174	98,988	101,162	185	18
Credit Cards	22	16	3	41	2,878	2,919	-	3
Total	$6,473	$7,361	$3,203	$17,037	$627,176	$644,213	$9,695	$892

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2018
Construction/Land Development	$290	$-	$1,767	$2,057	$59,602	$61,659	$2,327	$-
Farmland	-	-	-	-	17,030	17,030	-	-
Real Estate	3,074	677	1,729	5,480	186,798	192,278	1,477	726
Multi-Family	-	-	-	-	9,665	9,665	-	-
Commercial Real Estate	479	189	5,073	5,741	141,601	147,342	5,074	-
Home Equity – closed end	-	-	12	12	11,027	11,039	-	12
Home Equity – open end	148	171	320	639	52,558	53,197	269	51
Commercial & Industrial – Non- Real Estate	40	22	80	142	35,879	36,021	98	-
Consumer	89	26	3	118	9,743	9,861	5	2
Dealer Finance	2,763	337	96	3,196	94,327	97,523	155	9
Credit Cards	50	11	9	70	3,114	3,184	-	-
Total	$6,933	$1,433	$9,089	$17,455	$621,344	$638,799	$9,405	$800

At March 31, 2019 and December 31, 2018, other real estate owned included $371 and $375 of foreclosed residential real estate, respectively. The Company has $907 of consumer mortgages for which foreclosure is in process at March 31, 2019.

Nonaccrual loans at March 31, 2019 would have earned approximately $131 in interest income for the quarter had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (in thousands) for March 31, 2019 and December 31, 2018 is as follows:

March 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$1,585	$-	$667	$1,176	$530	$646
Farmland	15	-	-	10	25	-	25
Real Estate	292	-	-	19	311	7	304
Multi-Family	10	-	-	1	11	-	11
Commercial Real Estate	416	-	8	707	1,131	648	483
Home Equity – closed end	13	-	-	(1)	12	-	12
Home Equity – open end	126	26	-	32	132	-	132
Commercial & Industrial – Non-Real Estate	192	49	5	(12)	136	-	136
Consumer	70	10	8	31	99	-	99
Dealer Finance	1,974	572	483	(26)	1,859	10	1,849
Credit Cards	38	28	8	22	40	-	40
Total	$5,240	$2,270	$512	$1,450	$4,932	$1,195	$3,737

December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$489	$122	$(86)	$2,094	$1,627	$467
Farmland	25	-	-	(10)	15	-	15
Real Estate	719	99	12	(340)	292	7	285
Multi-Family	19	-	-	(9)	10	-	10
Commercial Real Estate	482	1,546	1	1,479	416	-	416
Home Equity – closed end	66	3	4	(54)	13	-	13
Home Equity – open end	209	-	8	(91)	126	-	126
Commercial & Industrial – Non-Real Estate	337	573	91	337	192	-	192
Consumer	148	51	41	(68)	70	2	68
Dealer Finance	1,440	2,083	861	1,756	1,974	10	1,964
Credit Cards	52	76	46	16	38	-	38
Total	$6,044	$4,920	$1,186	$2,930	$5,240	$1,646	$3,594

Note 4.
Allowance for Loan Losses, continued

March 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$65,582	$4,768	$60,814
Farmland	24,451	1,941	22,510
Real Estate	191,102	2,336	188,766
Multi-Family	9,568	-	9,568
Commercial Real Estate	143,776	6,018	137,758
Home Equity – closed end	9,030	-	9,030
Home Equity –open end	51,574	-	51,574
Commercial & Industrial – Non-Real Estate	35,572	-	35,572
Consumer	9,477	5	9,472
Dealer Finance	101,162	216	100,946
Credit Cards	2,919	-	2,919
	$644,213	$15,284	$628,929
Total

The following table presents the recorded investment in loans (in thousands) based on impairment method as of March 31, 2019 and December 31, 2018:

December 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$61,659	$6,725	$54,934
Farmland	17,030	1,941	15,089
Real Estate	192,278	2,354	189,924
Multi-Family	9,665	-	9,665
Commercial Real Estate	147,342	6,176	141,166
Home Equity – closed end	11,039	-	11,039
Home Equity –open end	53,197	-	53,197
Commercial & Industrial – Non-Real Estate	36,021	-	36,021
Consumer	9,861	8	9,853
Dealer Finance	97,523	226	97,297
Credit Cards	3,184	-	3,184
	$638,799	$17,430	$621,369
Total

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of March 31, 2019 and December 31, 2018:

March 31, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$366	$15,714	$33,785	$9,887	$296	$5,534	$-	$65,582
Farmland	61	410	6,942	11,267	3,329	501	1,941	-	24,451
Real Estate	-	1,634	54,658	105,506	23,310	1,445	4,549	-	191,102
Multi-Family	-	-	2,862	6,544	162	-	-	-	9,568
Commercial Real Estate	-	2,168	46,410	75,921	12,094	2,268	4,915	-	143,776
Home Equity – closed end	-	156	2,795	4,076	2,001	-	2	-	9,030
Home Equity – open end	19	1,771	18,966	26,110	3,655	469	584	-	51,574
Commercial & Industrial (Non-Real Estate)	173	1,854	16,698	13,866	2,346	485	150	-	35,572
Consumer (excluding dealer)	25	164	2,673	4,708	1,790	64	53	-	9,477
Total	$278	$8,523	$169,304	$281,783	$58,574	$5,528	$16,142	$-	$540,132

	Credit Cards	Dealer Finance
Performing	$2,916	$101,020
Non performing	3	142
Total	$2,919	$101,162

Note 4.
Allowance for Loan Losses, continued

December 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,148	$15,857	$29,301	$9,353	$-	$6,000	$-	$61,659
Farmland	62	-	4,953	6,376	3,205	493	1,941	-	17,030
Real Estate	-	1,644	55,429	106,387	22,679	1,531	4,608	-	192,278
Multi-Family	-		2,895	6,604	166	-	-	-	9,665
Commercial Real Estate	-	2,437	44,065	81,916	11,564	2,286	5,074	-	147,342
Home Equity – closed end	-	31	3,245	5,842	1,909	-	12	-	11,039
Home Equity – open end	60	1,554	19,464	27,347	4,157	223	392	-	53,197
Commercial & Industrial (Non-Real Estate)	193	2,291	17,144	13,254	2,704	337	98	-	36,021
Consumer (excluding dealer)	27	190	2,648	5,192	1,800	-	4	-	9,861
Total	$342	$9,295	$165,700	$282,219	$57,537	$4,870	$18,129	$-	$538,092

	Credit Cards	Dealer Finance
Performing	$3,175	$97,368
Non performing	9	155
Total	$3,184	$97,523

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

Note 5.
Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2019.

The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018

Service cost	$185	$192
Interest cost	137	124
Expected return on plan assets	(202)	(231)
Amortization of prior service cost	(4)	(4)
Amortization of net loss	70	76
Net periodic pension cost	$186	$157

The service cost component of net periodic benefit cost is included in salaries and benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

Note 6.
Fair Value

The fair value of a financial instrument is the current amount that would be exchanged between willing parties in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

Derivatives

The Company’s derivatives, which support the Indexed CD product, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

March 31, 2019	Total	Level 1	Level 2	Level 3

U. S. Government sponsored enterprises	$7,919	$-	$7,919
Mortgage-backed obligations of federal agencies	386	-	386	-
Total securities available for sale	$8,305	-	$8,305	-
Derivatives (Indexed CD product)	$64	-	$64	-

December 31, 2018	Total	Level 1	Level 2	Level 3

U. S. Government sponsored enterprises	$7,886	-	$7,886	-
Mortgage-backed obligations of federal agencies	403	-	403	-
Total securities available for sale	$8,289	$-	$8,289	$-
Derivatives (Indexed CD product)	$44	-	$44	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at March 31, 2019 or December 31, 2018; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed purchase price, the book value of these loans approximates fair value at March 31, 2019 and December 31, 2018.

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

As of March 31, 2019 and December 31, 2018, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,193	-	-	$2,193
Real Estate	412	-	-	412
Commercial Real Estate	3,545			3,545
Consumer	5			5
Dealer Finance	149	-	-	149
Impaired loans	$6,304	-	-	$6,304

December 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,684	-	-	$2,684
Real Estate	415	-	-	415
Consumer	6			6
Dealer Finance	184	-	-	184
Impaired loans	$3,289	-	-	$3,289

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for March 31, 2019 and December 31, 2018:

(dollars in thousands)	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 6,304	Discounted appraised value	Discount for selling costs and marketability	6%-22% (Average 11.56%)

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$ 3,289	Discounted appraised value	Discount for selling costs and marketability	2%-9% (Average 4.21%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

March 31, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,174	-	-	$2,174

December 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,443	-	-	$2,443

The following table presents information about Level 3 Fair Value Measurements for March 31, 2019:

(dollars in thousands)	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 2,174	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018:

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$ 2,443	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7.
Disclosures About Fair Value of Financial Instruments

	Fair Value Measurements at March 31, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2019
Assets:
Cash and cash equivalents	$15,360	$15,360	$-	$-	$15,360
Securities	8,428	-	8,428	-	8,428
Loans held for sale	44,528	-	44,528	-	44,528
Loans held for investment, net	639,281	-	-	622,079	622,079
Interest receivable	2,203	-	2,203	-	2,203
Bank owned life insurance	19,607	-	19,607	-	19,607
Total	$729,407	$15,360	$74,766	$622,079	$712,205
Liabilities:
Deposits	$600,836	$-	$455,087	$150,658	$605,745
Short-term debt	30,000	-	30,000	-	30,000
Long-term debt	39,025	-	-	38,718	38,718
Interest payable	348	-	348	-	348
Total	$670,209	$-	$485,435	$189,376	$674,811

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for March 31, 2019 and December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

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

During the three months ended March 31, 2019, there were two loan modifications that were considered to be troubled debt restructurings. These modifications include rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	2	5	5
Total	2	$5	$5

At March 31, 2019, there were three loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	March 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	3	10	10
Total	3	$10	$10

Note 8.
Troubled Debt Restructuring, continued

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

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following table:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	26	-	26
Balance at March 31, 2019	$(68)	$(3 875)	$(3,943)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(115)	-	(115)
Balance at March 31, 2018	$(135)	$(4,122)	$(4,257)

There were no reclassifications adjustments reported on the consolidated statements of income during 2018 or 2019.

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

	Three Months Ended March 31, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,501	$25	$34	$-	$-	$(28)	$9,532
Service charges on deposits	386	-	-	-	-	-	386
Investment services and insurance income	-	-	152	-	-	(1)	151
Mortgage banking income, net	-	530	-	-	-	-	530
Title insurance income	-	-	-	276	-	-	276
Other operating income	444	-	-	-	2	-	446
Total income	10,331	555	186	276	2	(29)	11,321
Expenses:
Interest Expense	1,500	26	-	-	-	(28)	1,498
Provision for loan losses	1,450	-	-	-	-	-	1,450
Salary and benefit expense	3,290	430	81	222	-	-	4,023
Other operating expenses	2,754	173	13	62	6	(1)	3,007
Total expense	8,994	629	94	284	6	(29)	9,978
Income (loss) before income taxes	1,337	(74)	92	(8)	(4)	-	1,343
Income tax expense	47	-	13	-	19	-	79
Net income (loss)	1,290	(74)	79	(8)	(23)	-	1,264
Net (income) loss attributable to noncontrolling interest	-	(22)	-	(2)	2	-	(22)
Net Income (loss) attributable to F & M Bank Corp.	$1,290	$(52)	$79	$(6)	$(25)	$-	$1,286
Total Assets	$763,585	$6,744	$7,487	$769	$91,635	$(90,183)	$780,037
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10.
Business Segments, continued

	Three Months Ended March 31, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,704	$29	$35	$-	$-	$(25)	$8,743
Service charges on deposits	366	-	-	-	-	-	366
Investment services and insurance income	-	-	203	-	-	(6)	197
Mortgage banking income, net	-	520	-	-	-	-	520
Title insurance income	-	61	-	195	-	-	256
Other operating income	393	1	-	-	-	-	394
Total income	9,463	611	238	195	-	(31)	10,476
Expenses:
Interest Expense	981	23	-	-	-	(25)	979
Provision for loan losses	680	-	-	-	-	-	680
Salary and benefit expense	3,297	414	146	166	-	-	4,023
Other operating expenses	2,176	212	10	48	14	(6)	2,454
Total expense	7,134	649	156	214	14	(31)	8,136
Income (loss) before income taxes	2,329	(38)	82	(19)	(14)	-	2,340
Income tax expense	141	-	15	-	223	-	379
Net income (loss)	2,188	(38)	67	(19)	(237)	-	1,961
Net loss attributable to noncontrolling interest	-	11	-	-	-	-	11
Net Income (loss) attributable to F & M Bank Corp.	$2,188	$(27)	$67	$(19)	$(237)	$-	$1,972
Total Assets	$731,512	$8,552	$6,972	$574	$91,591	$(110,213)	$728,988
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

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

Short-term debt totaled $30,000 and $40,116 at March 31, 2019 and December 31, 2018, respectively, primarily to support loans held for sale.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.71% to 2.56%; the weighted average interest rate was 1.96% at March 31, 2019 and December 31, 2018. The balance of these obligations at March 31, 2019 and December 31, 2018 were $39,018 and $40,125 respectively. There were no new borrowings in 2018 and a $10,000 advance in 2019. These advances include a $5,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The Company had a note payable to purchase a lot adjacent to one of the Bank branches which paid in full on January 1, 2019. There was $85 outstanding on this note at December 31, 2018.

VSTitle, LLC has a note payable for vehicle purchases with a balance of $7 and $8 at March 31, 2019 and December 31, 2018, respectively.

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

Note 12.
Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018. Noninterest income out-of-scope of Topic 606 includes losses on low income housing investments, which results in a loss.

	Three Months Ended March 31,
	2019	2018
Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$386	$366
Investment Services and Insurance Income	681	717
Title Insurance Income	276	256
ATM and check card fees	369	347
Other	127	116
Noninterest Income (in-scope of Topic 606)	1,839	1,802
Noninterest Income (out-of-scope of Topic 606)	(50)	(69)
Total Noninterest Income	$1,789	$1,733

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 13.
Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.03 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2019
Lease liabilities	$1,019
Right-of-use assets	$1,033
Weighted average remaining lease term	8.51 years
Weighted average discount rate	3.51%

For the Three Months Ended March 31, 2019
Lease cost (in thousands)
Operating lease cost	$32
Total lease cost	$32

Cash paid for amounts included in the measurement of lease liabilities	$38

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2019
Nine months ending December 31, 2019	$113
Twelve months ending December 31, 2020	128
Twelve months ending December 31, 2021	110
Twelve months ending December 31, 2022	105
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	627
Total undiscounted cash flows	$1,268
Discount	(249)
Lease liabilities	$1,019

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank), TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage (DBA F&M Mortgage) and the Company holds a majority ownership in VSTitle LLC (VST), with the remaining minority interest owned by F&M Mortgage.

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

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2018 Form 10-K.

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

Allowances for loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades and loans identified as troubled debt restructurings. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies, continued

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company adopted ASC 350 on January 1, 2002. Goodwill totaled $2,639 at January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there have been no impairment charges recorded. The intangibles related to the 2017 VST purchase are amortized over periods up to 15 years. In 2018, the Company recognized $3 in goodwill and $72 in intangibles related to the purchase of a small title company by VST. The intangible assets related to the purchase are amortized over 10 years. Amortization recognized through March 31, 2019 totaled $10.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies, continued

Other Real Estate Owned (OREO)

OREO is held for sale and represents real estate acquired through or in lieu of foreclosure. OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s policy is to carry OREO on its balance sheet at fair value less estimated costs to sell; however, a property’s value will not be written up above its net fair value at foreclosure. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Overview

Net income for the three months ended March 31, 2019 was $1,286 or $.37 per diluted share, compared to $1,972 or $.55 in the same period in 2018, a decrease of 34.79%. This is a $686 decrease compared to the first quarter of 2018, our pre-tax core operating earnings increased $42 in 2019 to a total of $3,062 versus $3,020 in 2018. Core operating earnings excludes the 2019 provision for loan losses and losses on OREO. During the three months ended March 31, 2019, noninterest income increased 3.23% and noninterest expense increased 8.54% during the same period. Exclusive of a onetime write down on OREO property, noninterest expense increased 4.38%. Net income from operations adjusted for income from Parent activities is as follows:

GAAP Financial Measurements:	2019	2018
Net Income from Bank and Bank subsidiary operations	$1,317	$2,228
Income from Parent Company Activities (including VST)	(31)	(256)
Net Income for the three months ended March 31	1,286	1,972
Non-GAAP Financial Measurements:
Less loss attributable to noncontrolling interest	22	11
Add tax expense	79	379
Add provision for loan and lease losses	1,450	680
Add OREO write downs, net	269	-
Net Income from core operations	$3,062	$3,020

Results of Operations

As shown in Table I, the 2019 year to date tax equivalent net interest income increased $267 or 3.43% compared to the same period in 2018. The tax equivalent adjustment to net interest income totaled $18 for the first quarter of 2019. The yield on earning assets increased .16%, while the cost of funds increased .34% compared to the same period in 2018.

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 4.67% at March 31, 2019, a decrease of 11 basis points when compared to the same period in 2018. A schedule of the net interest margin for the three month periods ended March 31, 2019 and 2018 can be found in Table I.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations, continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements:	2019	2018
Interest Income – Loans	$9,413	$8,631
Interest Income - Securities and Other Interest-Earnings Assets	119	112
Interest Expense – Deposits	1,101	739
Interest Expense - Other Borrowings	397	240
Total Net Interest Income	8,034	7,764
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	18	21
Total Tax Benefit on Tax-Exempt Interest Income	18	21
Tax-Equivalent Net Interest Income	$8,052	$7,785

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 35.60% of rate sensitive assets and 34.52% of rate sensitive liabilities are subject to repricing within one year. The year over year growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

Noninterest income as of March 31, 2019 increased $56 or 3.23% over the same time period in 2018. Areas of increase include service charges on deposits ($20), mortgage banking income ($10), title insurance income ($20), income on bank owned life insurance ($37) and ATM and check card fees ($22). These areas increased due to deposit growth, mortgage banking and title company volume increases and new investments in banked owned life insurance. Investment income decrease is a reflection of a change in netting commissions from income.

              Noninterest expense at March 31, 2019 increased $553 as compared to 2018. Expenses increased in the areas of other real estate owned, net ($289), occupancy and equipment expense ($39), FDIC assessment ($34), marketing expense ($46), ATM and check card fees ($32) and telecommunications and data processing ($28). Other real estate owned, net includes a write down on one property that is in negation to sell. Occupancy, equipment, marketing, FDIC assessment and telecommunications and data processing increased as a result of branching activities. Salary and benefits expenses remained unchanged in total, however benefits increased due to pension settlement accounting and salaries decreased due to executive retirements and staffing changes.

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 2.25 to 2.50% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $5,073 and $0 in federal funds sold at March 31, 2019 and December 31, 2018, respectively. Interest bearing bank deposits have decreased by $375 since year end due to changes in the composition of the balances sheet.

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

As of March 31, 2019, the fair value of securities available for sale was below their cost by $86. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $65 in expected paydowns on mortgage backed securities in 2019.

In reviewing investments as of March 31, 2019, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $644,213 increased $5,414 at March 31, 2019 compared to December 31, 2018. Loan growth was concentrated in the construction and dealer finance segments of the portfolio.

Loans Held for Sale totaled $44,528 at March 31, 2019, a decrease of $11,382 compared to December 31, 2018. The NorthPointe participation loan program is typically subject to seasonal fluctuations in the early part of the year which is reflected in the decrease.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $10,587 at March 31, 2019 compared to $10,205 at December 31, 2018. The loans that were added to nonaccrual since December 31, 2018 were past due and were reviewed for impairment with appropriate specific reserves established when needed based on management’s impairment analyses. These loans were also identified as impaired at December 31, 2018 and specific reserves reflected in our allowance in the prior year. Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2019 and December 31, 2018, the Company held $2,174 and $2,443 of real estate which was acquired through foreclosure, respectively.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio, continued

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual Loans
Real Estate	$4,327	$3,804
Commercial	4,915	5,172
Home Equity	268	269
Other	185	160
	$9,695	$9,405
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	488	726
Commercial	79	-
Home Equity	291	63
Other	34	11
	892	800
Total Nonperforming loans	$10,587	$10,205

Restructured Loans current and performing:
Real Estate	3,719	6,574
Commercial	1,243	1,249
Other	210	205

Nonperforming loans as a percentage of loans held for investment	1.64%	1.60%
Net charge offs to total loans held for investment	.27%	.58%
Allowance for loan and lease losses to nonperforming loans	46.59%	51.34%

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

Allowance for Loan Losses, continued

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

The allowance for loan losses of $4,932 at March 31, 2019 is equal to ..77% of loans held for investment. This compares to an allowance of $5,240 (.82%) at December 31, 2018. The Company experienced an increase in nonperforming loans during the first quarter of 2019. Previously identified impaired loans totaling $3.3 million were moved to nonaccrual status at which time specific reserves established in prior periods totaling $1,585 were charged off. The Bank also recorded a specific reserve of $648 on another previously identified impaired loan relationship of $4.2 million (net of prior year charge off) based on an offer to purchase the note. Impaired loans related to one borrower relationship declined by $483 (specific reserves increased by $23) as the collateral was purchased at foreclosure sale without any loss to the bank. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. As a result, the Bank recorded a $1,450 provision for loan losses in the first quarter of 2019. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

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

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2019 increased $9,511 compared to December 31, 2018. Noninterest bearing deposits increased $5,776 and interest bearing increased $3,735. The increase in deposits in the first quarter is due to a focus on deposit growth as an organization. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At March 31, 2019 and December 31, 2018 the Company had a total of $1.1 million and $1.2 million in CDARS funding and $22.3 million and 21.3 million in ICS funding, respectively.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of March 31, 2019, short-term debt consisted of $30,000 of FHLB short term advances. This compared to short-term borrowings of $40,116 at December 31, 2018, all of which were FHLB short term advances and Federal Funds purchased. There were no balances in FHLB daily rate credit at March 31, 2019 or December 31, 2018.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. FHLB long term advances totaled $39,018 and $40,125 on March 31, 2019 and December 31, 2018, respectively.

In addition to FHLB borrowings, VST has a small equipment note and the Company had a note to purchase a lot adjacent to one of the branches at December 31, 2018, which was repaid in 2019. These balances totaled $7 and $93 on March 31, 2019 and December 31, 2018, respectively.

Long term borrowings totaled $39,025 and $40,218 at March 31, 2019 and December 31, 2018.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At March 31, 2019, the Bank had Common Equity Tier I capital of 13.72%, Tier I capital of 13.72% of risk weighted assets and combined Tier I and II capital of 14.47% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2018, the Bank had Common Equity Tier I capital of 13.65%, Tier I capital of 13.65% of risk weighted assets and combined Tier I and II capital of 14.44% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At March 31, 2019, the Bank reported a leverage ratio of 11.80%, compared to 11.79% at December 31, 2018. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.47% at March 31, 2019 and 6.44% at December 31, 2018. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservations buffer was fully phased in on January 1, 2019 at 2.5%.

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

As of March 31, 2019, the Company had a cumulative Gap Rate Sensitivity Ratio of 10.71% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee, chosen a vendor and is in the process of supplying data to the model beginning in second quarter of 2019 will run “shadow” along with our current allowance for loan loss model.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements, continued

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
Average		Income/	Average		Income/	Average
	Balance4	Expense	Rates	Balance4	Expense	Rates
Interest income
Loans held for investment1,2	$645,496	$9,105	5.72%	$619,108	$8,502	5.57%
Loans held for sale	37,477	326	3.53%	22,002	150	2.76%
Federal funds sold	1,369	8	2.37%	4,485	16	1.45%
Interest bearing deposits	845	6	2.40%	1,105	4	1.47%
Investments
Taxable 3	13,538	104	3.12%	13,583	92	2.75%
Partially taxable	123	1	3.30%	125	-	-
Total earning assets	$698,848	$9,551	5.54%	$660,408	$8,764	5.38%
Interest Expense
Demand deposits	90,159	47.21%		89,253	38.17%
Savings	189,840	484	1.03%	148,226	228.62%
Time deposits	153,124	570	1.51%	165,381	473	1.16%
Short-term debt	31,684	203	2.60%	2,833	10	1.43%
Long-term debt	39,332	194	2.00%	48,865	230	1.91%
Total interest bearing liabilities	$504,139	$1,498	1.21%	$454,558	$979.87%

Tax equivalent net interest income 3		$8,053			$7,785

Net interest margin			4.67%			4.78%

1
Interest income on loans includes loan fees.
2
Loans held for investment include nonaccrual loans.
3
An incremental income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II
F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2019
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 - 3	4 - 12	1 - 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$38,963	$20,276	$124,603	$29,525	$-	$213,367
Installment	3,240	1,369	81,865	24,165	-	110,639
Real estate loans for investments	91,724	41,228	170,310	14,026	-	317,288
Loans held for sale	44,528	-	-	-	-	44,528
Credit cards	2,919	-	-	-	-	2,919
Interest bearing bank deposits	1,015	-	-	-	-	1,015
Federal funds sold	5,073					5,073
Investment securities	-	-	8,042	386	-	8,428
Total	$187,462	$62,873	$384,820	$68,102	$-	$703,257

Sources of funds
Interest bearing demand deposits	$-	$60,728	$97,692	$18,482	$-	$176,902
Savings deposits	-	21,842	65,525	21,842	-	109,209
Certificates of deposit $100,000 and over	3,688	11,876	35,053	126	-	50,743
Other certificates of deposit	7,354	27,590	65,457	659	-	101,060
Short-term borrowings	30,000	-	-	-	-	30,000
Long-term borrowings	1,107	10,822	24,471	2,625	-	39,025
Total	$42,149	$132,858	$288,198	$43,734	$-	$506,939

Discrete Gap	$145,313	$(69,985)	$96,622	$24,368	$-	$196,318

Cumulative Gap	$145,313	$75,328	$171,950	$196,318	$196,318

Ratio of Cumulative Gap to Total Earning Assets	20.66%	10.71%	24.45%	27.92%	27.92%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2019. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance contained in FDICIA 305.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2018 in the Company’s 2018 Form 10-K, Item 7A or Part II.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1a.
Risk Factors –

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

	By:	/s/ Mark C. Hanna
Date: May 10, 2019		Mark C. Hanna
Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).