Form 10-Q
period 2019-06-30
F&M BANK CORP
filed 2019-08-08
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report Under Section 13 or 15(d)  of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

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

Large accelerated filer ☐	Accelerated filer ☑	☑
Non-accelerated filer ☐	Emerging growth company ☐	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2019
Common Stock, par value - $5	3,173,741 shares

F & M BANK CORP.

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2019	2018*
	(Unaudited)
Assets
Cash and due from banks	$8,049	$9,522
Money market funds	794	1,390
Federal funds sold	5,937	-
Cash and cash equivalents	14,780	10,912
Securities:
Held to maturity – fair value of $124 and $123 in 2019 and 2018, respectively	124	123
Available for sale	8,354	8,289
Other investments	15,047	13,432
Loans held for sale	78,406	55,910
Loans held for investment	636,407	638,799
Less: allowance for loan losses	(6,050)	(5,240)
Net loans held for investment	630,357	633,559

Other real estate owned, net	1,969	2,443
Bank premises and equipment, net	18,581	17,766
Interest receivable	2,147	2,078
Goodwill	2,884	2,884
Bank owned life insurance	19,753	19,464
Other assets	14,547	13,393
Total assets	$806,949	$780,253
Liabilities
Deposits:
Noninterest bearing	$162,917	$157,146
Interest bearing	445,553	434,179
Total deposits	608,470	591,325

Short-term debt	40,000	40,116
Accrued liabilities	18,487	16,683
Long-term debt	47,917	40,218
Total liabilities	714,874	688,342

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 246,660 and 249,860 issued and	$5,592	5,672
outstanding for June 30, 2019 and December 31, 2018, respectively
Common stock, $5 par value, 6,000,000 shares authorized, 3,181,465 and 3,213,132 shares issued	15,907	16,066
and outstanding for June 30, 2019 and December 31, 2018, respectively.
Additional paid in capital – common stock	7,127	7,987
Retained earnings	66,741	65,596
Non-controlling interest in consolidated subsidiaries	588	559
Accumulated other comprehensive loss	(3,880)	(3,969)
Total stockholders’ equity	$92,075	91,911
Total liabilities and stockholders’ equity	$806,949	$780,253
*2018 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2019	2018
Interest and fees on loans held for investment	$9,107	$8,529
Interest and fees on loans held for sale	497	308
Interest from money market funds and federal funds sold	40	5
Interest on debt securities – taxable	138	120
Total interest and dividend income	9,782	8,962

Interest expense
Total interest on deposits	1,258	766
Interest from short-term debt	216	126
Interest from long-term debt	252	223
Total interest expense	1,726	1,115

Net interest income	8,056	7,847

Provision for Loan Losses	1,600	1,350
Net Interest Income After Provision for Loan Losses	6,456	6,497

Noninterest income
Service charges on deposit accounts	417	358
Investment services and insurance income, net	171	223
Mortgage banking income, net	815	615
Title insurance income	406	306
Income on bank owned life insurance	149	112
Low income housing partnership losses	(213)	(192)
ATM and check card fees	529	388
Other operating income	201	189
Total noninterest income	2,475	1,999

Noninterest expense
Salaries	2,633	3,047
Employee benefits	1,444	953
Occupancy expense	291	286
Equipment expense	294	259
FDIC insurance assessment	84	48
Other real estate owned, net	25	17
Marketing expense	139	129
Legal and professional fees	196	95
ATM and check card fees	213	195
Telecommunication and data processing expense	426	417
Directors fees	102	114
Bank franchise tax	152	146
Other operating expenses	1,093	927
Total noninterest expense	7,092	6,633

Income before income taxes	1,839	1,863
Income tax expense	153	159
Net Income	1,686	1,704
Net income attributable to non-controlling interest	51	16
Net Income attributable to F & M Bank Corp.	$1,635	$1,688
Dividends paid/accumulated on preferred stock	79	104
Net income available to common stockholders	$1,556	$1,584

Per Common Share Data
Net income – basic	$.49	$.49
Net income – diluted	$.47	$.47
Cash dividends on common stock	$.25	$.25
Weighted average common shares outstanding – basic	3,200,119	3,250,749
Weighted average common shares outstanding – diluted	3,447,148	3,609,812

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2019	2018
Interest and fees on loans held for investment	$18,194	$17,010
Interest and fees on loans held for sale	823	458
Interest from money market funds and federal funds sold	53	25
Interest on debt securities – taxable	243	212
Total interest and dividend income	19,313	17,705

Interest expense
Total interest on deposits	2,359	1,505
Interest from short-term debt	419	136
Interest from long-term debt	446	453
Total interest expense	3,224	2,094

Net interest income	16,089	15,611

Provision for Loan Losses	3,050	2,030
Net Interest Income After Provision for Loan Losses	13,039	13,581

Noninterest income
Service charges on deposit accounts	803	724
Investment services and insurance income	322	420
Mortgage banking income, net	1,345	1,135
Title insurance income	682	562
Income on bank owned life insurance	296	222
Low income housing partnership losses	(427)	(384)
ATM and check card fees	898	735
Other operating income	346	318
Total noninterest income	4,265	3,732

Noninterest expense
Salaries	5,466	6,147
Employee benefits	2,634	1,876
Occupancy expense	571	537
Equipment expense	563	517
FDIC insurance assessment	166	96
Other real estate owned, net	299	2
Marketing expense	287	231
Legal and professional fees	350	199
ATM and check card fees	406	356
Telecommunication and data processing expense	788	751
Directors fees	204	228
Bank franchise tax	283	312
Other operating expenses	2,105	1,858
Total noninterest expense	14,122	13,110

Income before income taxes	3,182	4,203
Income tax expense	232	538
Net Income	2,950	3,665
Net income attributable to non-controlling interest	29	5
Net Income attributable to F & M Bank Corp.	$2,921	$3,660
Dividends paid/accumulated on preferred stock	157	207
Net income available to common stockholders	$2,764	$3,453
Per Common Share Data
Net income – basic	$.86	$1.06
Net income – diluted	$.84	$1.01
Cash dividends on common stock	.50	.70
Weighted average common shares outstanding – basic	3,200,119	3,253,007
Weighted average common shares outstanding – diluted	3,474,569	3,612,601

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Net Income	$2,921	$3,660	$1,635	$1,688

Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale securities	113	(168)	80	(22)
Tax effect	24	35	17	4
Unrealized holding gains (losses), net of tax	89	(133)	63	(18)
Total other comprehensive income (loss)	89	(133)	63	(18)
Total comprehensive income	$3,010	$3,527	$1,698	$1,670

Comprehensive income attributable to noncontrolling interests	$29	$5	$51	$16

Comprehensive income attributable to F&M Bank Corp.	$3,039	$3,532	$1,749	$1,686

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)
Three Months Ended June 30, 2019 and 2018.
						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance March 31, 2018	$7,529	$16,279	$10,249	$61,323	$538	$(4,257)	$91,661
Net income	-	-	-	1,688	16	-	1,704
Other comprehensive loss	-	-	-	-	-	(18)	(18)
Dividends on preferred stock ($1.488 per share)	-	-	-	(207)	-	-	(207)
Dividends on common stock ($.25 per share)	-	-	-	(814)	-	-	(814)
Common stock repurchased (17,008 shares)	-	(74)	(477)	-	-	-	(551)
Common stock issued (4,434 shares)	-	7	46	-	-	-	53
Preferred stock repurchased (1,640 shares)	(41)	-	(22)	-	-	-	(63)

Balance, June 30, 2018	$7,488	$16,212	$9,796	$61,989	$554	$(4,275)	$91,764

Balance March 31, 2019	$5,592	$16,019	$7,707	$66,063	$537	$(3,943)	$91,975
Net income	-	-	-	1,635	51	-	1,686
Other comprehensive income	-	-	-	-	-	63	63
Dividends on preferred stock ($1.488 per share)	-	-	-	(158)	-	-	(158)
Dividends on common stock ($.80 per share)	-	-	-	(799)	-	-	(799)
Common stock repurchased (22,583 shares)	-	(124)	(642)	-	-	-	(766)
Common stock issued (7,494 shares)	-	12	62	-	-	-	74

Balance, June 30, 2019	$5,592	$15,907	$7,127	$66,741	$588	$(3,880)	$92,075

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)
Six Months Ended June 30, 2019 and 2018.
						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2017	$7,529	$16,275	$10,225	$60,814	$574	$(4,142)	$91,275
Net Income	-	-	-	3,660	5	-	3,665
Other comprehensive loss	-	-	-	-	-	(133)	(133)
Distributions to noncontrolling interest	-	-	-	-	(25)	-	(25)
Dividends on preferred stock ($1.28 per share)	-	-	-	(207)	-	-	(207)
Dividends on common stock ($1.20 per share)	-	-	-	(2,278)	-	-	(2,278)
Common stock repurchased (49,446 shares)	-	(85)	(539)	-	-	-	(624)
Common stock issued (7,542 shares)	-	22	132	-	-	-	154
Preferred stock repurchased (1,640 shares)	(41)	-	(22)	-	-	-	(63)

Balance, June 30, 2018	$7,488	$16,212	$9,796	$61,989	$554	$(4,275)	$91,764

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911
Net Income	-	-	-	2,921	29	-	2,950
Other comprehensive income	-	-	-	-	-	89	89
Distributions to noncontrolling interest	-	-	-	-	-	-	-
Dividends on preferred stock ($1.28 per share)	-	-	-	(157)	-	-	(157)
Dividends on common stock ($1.20 per share)	-	-	-	(1,619)	-	-	(1,619)
Preferred converted to Common (2,000 pfd shares)	(50)	11	39	-	-	-	-
Common stock repurchased (49,446 shares)	-	(190)	(997)	-	-	-	(1,187)
Common stock issued (7,542 shares)	-	20	109	-	-	-	129
Preferred stock repurchased (1,200 shares)	(30)	-	(11)	-	-	-	(41)

Balance, June 30, 2019	$5,592	$15,907	$7,127	$66,741	$588	$(3,880)	$92,075

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2,921	$3,660
Reconcile net income to net cash provided by operating activities:
Depreciation	603	563
Amortization of intangibles	41	33
Amortization of securities	1	3
Proceeds from loans held for sale originated	55,011	22,918
Loans held for sale originated	(53,685)	(21,813)
Gain on sale of loans held for sale originated	(1,326)	(1,105)
Provision for loan losses	3,050	2,030
(Increase) decrease in interest receivable	(69)	24
Increase in other assets	(752)	(566)
Increase (decrease) in accrued liabilities	1,372	(1,317)
Amortization of limited partnership investments	427	384
Income from life insurance investment	(296)	(222)
Loss (gain) on the sale of fixed assets	10	(9)
Loss (gain) on sale and valuation adjustments for other real estate owned	274	(30)
Net cash provided by operating activities	7,582	4,553
Cash flows from investing activities
Purchase of investments available for sale and other investments	(2,054)	(3,361)
Purchase of title insurance company	-	(75)
Proceeds from maturity of investments available for sale	59	20,893
Net decrease (increase) in loans held for investment	92	(18,137)
Net increase in loans held for sale participations	(22,496)	(10,046)
Purchase of bank owned life insurance	-	(5,000)
Proceeds from the sale of fixed assets	-	9
Proceeds from the sale of other real estate owned	260	-
Net purchase of property and equipment	(1,428)	(2,156)
Net cash used in investing activities	(25,567)	(17,873)
Cash flows from financing activities
Net change in deposits	17,145	(611)
Net change in short-term debt	(116)	20,704
Dividends paid in cash	(1,776)	(2,485)
Proceeds from issuance of common stock	129	154
Repurchase of preferred stock	(41)	(63)
Repurchase of common stock	(1,187)	(624)
Issuance of long-term debt	10,000	-
Repayments of long-term debt	(2,301)	(2,298)
Net cash provided by financing activities	21,853	14,777
Net increase in Cash and Cash Equivalents	3,868	1,457
Cash and cash equivalents, beginning of period	10,912	11,907
Cash and cash equivalents, end of period	$14,780	$13,364
Supplemental Cash Flow information:
Cash paid for:
Interest	$3,201	$2,087
Taxes	-	1,357
Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	60	20
Change in unrealized gain (loss) on securities available for sale	113	(168)
Right of Use asset and lease liability at adoption	1,034	-
See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

Note 1.
Summary of Significant Accounting Policies, continued

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

(dollars in thousands)	For the Six months ended	For the Three months ended	For the Six months ended	For the Three months ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Earnings available to common stockholders:
Net income	$2,950	$1,686	$3,665	$1,704
Non-controlling interest income	29	51	5	16
Preferred stock dividends	157	79	207	104
Net income available to common stockholders	$2,764	$1,556	$3,453	$1,584

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,764	3,200,119	$.86	$3,453	3,253,007	$1.06
Effect of Dilutive Securities:
Convertible Preferred Stock	157	274,450	(.02)	207	359,594	(.05)
Diluted EPS	$2,921	3,474,569	$.84	$3,660	3,612,601	$1.01

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$1,556	3,200,119	$.49	$1,584	3,250,749	$.49
Effect of Dilutive Securities:
Convertible Preferred Stock	79	247,029	(.02)	104	359,063	(.02)
Diluted EPS	$1,635	3,447,148	$.47	$1,688	3,609,812	$.47

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2019 and December 31, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019
U. S. Treasuries	$124	$-	$-	$124
December 31, 2018
U. S. Treasuries	$123	$-	$-	$123

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U. S. Government sponsored enterprises	$7,999	$2	$11	$7,990
Mortgage-backed obligations of federal agencies	361	3	-	364
Total Securities Available for Sale	$8,360	$5	$11	$8,354

December 31, 2018
U.S. Government sponsored enterprises	$7,999	$-	$113	$7,886
Mortgage-backed obligations of federal agencies	409	-	6	403
Total Securities Available for Sale	$8,408	$-	$119	$8,289

The amortized cost and fair value of securities at June 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$124	$124	$1,995	$1,995
Due after one year through five years	-	-	6,005	5,995
Due after five years	-	-	360	364
Total	$124	$124	$8,360	$8,354

There were no sales of available for sale securities in the first or second quarters of 2019 or 2018. The securities held are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee. There were no securities with other than temporary impairment.

Note 2.          Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of June 30, 2019 and December 31, 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
U. S. Government sponsored enterprises (Three securities)	$-	$-	$5,998	$(11)	$5,998	$(11)
Total	$-	$-	$5,998	$(11)	$5,998	$(11)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U. S. Government sponsored enterprises (Four securities)	$-	$-	$7,886	$(113)	$7,886	$(113)
Mortgage-backed obligations of federal agencies (One security)	-	-	403	(6)	403	(6)
Total	$-	$-	$8,289	$(119)	$8,289	$(119)

Other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $9,000), stock in the Federal Home Loan Bank (carrying basis $4,443 and various other investments (carrying basis $1,604). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of June 30, 2019. At June 30, 2019, the Company was committed to invest an additional $3,988 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

Note 3.
Loans

(dollars in thousands)	2019	2018
Construction/Land Development	$66,959	$61,659
Farmland	25,608	17,030
Real Estate	182,838	192,278
Multi-Family	9,247	9,665
Commercial Real Estate	140,967	147,342
Home Equity – closed end	9,024	11,039
Home Equity – open end	50,326	53,197
Commercial & Industrial – Non-Real Estate	34,356	36,021
Consumer	10,181	9,861
Dealer Finance	103,922	97,523
Credit Cards	2,979	3,184
Total	$636,407	$638,799

Loans held for investment outstanding at June 30, 2019 and December 31, 2018 are summarized as follows:

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $189,972 and $186,673 as of June 30, 2019 and December 31, 2018, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Note 3.
Loans, continued

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,977	$1,977	$-	$2,414	$2,414	$-
Farmland	1,943	1,943	-	1,941	1,941	-
Real Estate	2,109	2,109	-	1,932	1,932	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,977	1,977	-	6,176	6,176	-
Home Equity – closed end	720	720	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	23	23	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	33	33	-	32	32	-
	8,782	8,782	-	12,495	12,495
Impaired loans with a valuation allowance
Construction/Land Development	2,580	4,166	573	4,311	4,871	1,627
Farmland	-	-	-	-	-	-
Real Estate	416	416	8	422	422	7
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	4,111	4,111	566	-	1,500	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	4	4	1	8	8	2
Credit cards	-	-	-	-	-	-
Dealer Finance	193	193	11	194	194	10
	7,304	8,890	1,159	4,935	6,995	1,646
Total impaired loans	$16,086	$17,672	$1,159	$17,430	$19,490	$1,646

The following is a summary of information pertaining to impaired loans (dollars in thousand):

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of June 30, 2019 and December 31, 2018 were $78,406 and $55,910, respectively.

Note 3.
Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$2,011	$84	$4,759	$45	$2,195	$123	$4,929	$79
Farmland	1,942	1	1,984	62	1,942	1	1,984	62
Real Estate	2,013	(7)	837	(6)	2,020	22	982	11
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	1,901	189	797	4	4,076	228	2,608	9
Home Equity – closed end	360	-	-	-	360	-	-	-
Home Equity – open end	-	-	-	-	-	-	116	-
Commercial & Industrial – Non-Real Estate	12	-	-	-	-	-	-	-
Consumer and credit cards	-	-	-	-	12	-	3	-
Dealer Finance	45	(1)	33	-	33	0	32	1
	8,284	266	8,410	105	10,638	374	10,654	162
Impaired loans with a valuation allowance:
Construction/Land Development	$2,651	$(27)	$7,417	$64	$3,445	$31	$6,610	$98
Farmland	-	-	-	-	-	-	-	-
Real Estate	417	58	1,283	9	419	65	1,251	27
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	4,152	(104)	5,407	73	2,056	33	3,605	141
Home Equity – closed end	-	41	-	-	-	41	-	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	2	-	-	-	1	-	-
Consumer and credit card	5	-	12	-	6	-	8	1
Dealer Finance	176	5	198	4	194	9	148	8
	7,401	(25)	14,317	150	6,120	180	11,622	275
Total Impaired Loans	$15,685	$241	$22,727	$255	$16,758	$554	$22,276	$437

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2019 and December 31, 2018:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
June 30, 2019
Construction/Land Development	$799	$1,224	$899	$2,922	$64,037	$66,959	$2,627	$-
Farmland	-	-	1,942	1,942	23,666	25,608	1,942	-
Real Estate	2,094	1,903	1,176	5,173	177,665	182,838	1,523	343
Multi-Family	-	-	-	-	9,247	9,247	-	-
Commercial Real Estate	1,446	4,772	52	6,270	134,697	140,967	4,817	-
Home Equity – closed end	3	101	-	104	8,920	9,024	-	-
Home Equity – open end	574	99	166	839	49,487	50,326	139	27
Commercial & Industrial – Non- Real Estate	197	373	-	570	33,786	34,356	12	-
Consumer	96	4	55	155	10,026	10,181	78	-
Dealer Finance	1,324	415	162	1,901	102,021	103,922	177	-
Credit Cards	167	-	-	167	2,812	2,979	-	3
Total	$6,700	$8,891	$4,452	$20,043	$616,364	$636,407	$11,315	$373

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2018
Construction/Land Development	$290	$-	$1,767	$2,057	$59,602	$61,659	$2,327	$-
Farmland	-	-	-	-	17,030	17,030	-	-
Real Estate	3,074	677	1,729	5,480	186,798	192,278	1,477	726
Multi-Family	-	-	-	-	9,665	9,665	-	-
Commercial Real Estate	479	189	5,073	5,741	141,601	147,342	5,074	-
Home Equity – closed end	-	-	12	12	11,027	11,039	-	12
Home Equity – open end	148	171	320	639	52,558	53,197	269	51
Commercial & Industrial – Non- Real Estate	40	22	80	142	35,879	36,021	98	-
Consumer	89	26	3	118	9,743	9,861	5	2
Dealer Finance	2,763	337	96	3,196	94,327	97,523	155	9
Credit Cards	50	11	9	70	3,114	3,184	-	-
Total	$6,933	$1,433	$9,089	$17,455	$621,344	$638,799	$9,405	$800

At June 30, 2019 and December 31, 2018, other real estate owned included $345 and $375 of foreclosed residential real estate. The Company has $521 of consumer mortgages for which foreclosure is in process at June 30, 2019 and $103 at December 31, 2018.

For the six months ended June 30, 2019 and June 30, 3018, nonaccrual loans would have earned approximately $160 and $252, respectively, in interest income had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2019 and December 31, 2018 is as follows:

June 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$1,585	$-	$1,334	$1,843	$573	$1,270
Farmland	15	-	-	10	25	-	25
Real Estate	292	25	1	8	276	8	268
Multi-Family	10	-	-	-	10	-	10
Commercial Real Estate	416	-	16	985	1,417	566	851
Home Equity – closed end	13	-	-	(4)	9	-	9
Home Equity – open end	126	30	-	(43)	53	-	53
Commercial & Industrial – Non-Real Estate	192	126	72	283	421	-	421
Consumer	70	63	29	19	55	-	55
Dealer Finance	1,974	1,088	595	393	1,874	12	1,862
Credit Cards	38	52	16	65	67	-	67
Total	$5,240	$2,969	$729	$3,050	$6,050	$1,159	$4,891

December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$489	$122	$(86)	$2,094	$1,627	$467
Farmland	25	-	-	(10)	15	-	15
Real Estate	719	99	12	(340)	292	7	285
Multi-Family	19	-	-	(9)	10	-	10
Commercial Real Estate	482	1,546	1	1,479	416	-	416
Home Equity – closed end	66	3	4	(54)	13	-	13
Home Equity – open end	209	-	8	(91)	126	-	126
Commercial & Industrial – Non-Real Estate	337	573	91	337	192	-	192
Consumer	148	51	41	(68)	70	2	68
Dealer Finance	1,440	2,083	861	1,756	1,974	10	1,964
Credit Cards	52	76	46	16	38	-	38
Total	$6,044	$4,920	$1,186	$2,930	$5,240	$1,646	$3,594

Note 4.
Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2019 and December 31, 2018:

June 30, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$66,959	$4,557	$62,402
Farmland	25,608	1,943	23,665
Real Estate	182,838	2,525	180,313
Multi-Family	9,247	-	9,247
Commercial Real Estate	140,967	6,088	134,879
Home Equity – closed end	9,024	720	8,304
Home Equity –open end	50,326	-	50,326
Commercial & Industrial – Non-Real Estate	34,356	23	34,333
Consumer	10,181	4	10,177
Dealer Finance	103,922	226	103,696
Credit Cards	2,979	-	2,979
	$636,407	$16,086	$620,321
Total

December 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$61,659	$6,725	$54,934
Farmland	17,030	1,941	15,089
Real Estate	192,278	2,354	189,924
Multi-Family	9,665	-	9,665
Commercial Real Estate	147,342	6,176	141,166
Home Equity – closed end	11,039	-	11,039
Home Equity –open end	53,197	-	53,197
Commercial & Industrial – Non-Real Estate	36,021	-	36,021
Consumer	9,861	8	9,853
Dealer Finance	97,523	226	97,297
Credit Cards	3,184	-	3,184
	$638,799	$17,430	$621,369
Total

During the second quarter of 2019, management changed the historical net charge off lookback period from five years to two years for all segments given recent asset quality trends and charge off experience. Management believes the two year lookback period is more indicative of the risk remaining in the loan portfolio.

This change and the effect on provision expense for the six months ended June 30, 2019 and the allowance for loan losses at June 30, 2019 was as follows:

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Construction and Development	$1,334	$715	$619
Farmland	10	10	-
Real Estate	8	(6)	14
Multi-Family	-	-	-
Commercial RE	985	531	454
Home Equity - Closed End	4	5	(1)
Home Equity - Open End	43	110	(67)
C&I - Non - RE	283	(16)	300
Consumer	19	(15)	34
Dealer Finance	393	393	-
Credit Cards	65	42	23
	$3,050	$1 675	$1,375

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2019 and December 31, 2018:

June 30, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$453	$18,520	$35,043	$9,076	$128	$3,739	$-	$66,959
Farmland	61	398	6,661	13,084	2,962	500	1,942	-	25,608
Real Estate	-	1,683	52,573	98,278	22,537	3,200	4,567	-	182,838
Multi-Family	-	-	2,585	6,503	159	-	-	-	9,247
Commercial Real Estate	-	2,112	44,155	76,961	12,078	844	4,817	-	140,967
Home Equity – closed end	-	152	2,711	4,074	1,984	102	1	-	9,024
Home Equity – open end	9	2,265	18,306	25,843	3,368	199	336	-	50,326
Commercial & Industrial (Non-Real Estate)	163	2,409	16,242	13,207	1,771	503	61	-	34,356
Consumer (excluding dealer)	33	157	3,334	4,778	1,732	53	94	-	10,181
Total	$266	$9,629	$165,087	$277,771	$55,667	$5,529	$15,557	$-	$529,506

	Credit Cards	Dealer Finance
Performing	$2,979	$103,745
Non-performing	-	177
Total	$2,979	$103,922

Note 4.
Allowance for Loan Losses, continued

December 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,148	$15,857	$29,301	$9,353	$-	$6,000	$-	$61,659
Farmland	62	-	4,953	6,376	3,205	493	1,941	-	17,030
Real Estate	-	1,644	55,429	106,387	22,679	1,531	4,608	-	192,278
Multi-Family	-		2,895	6,604	166	-	-	-	9,665
Commercial Real Estate	-	2,437	44,065	81,916	11,564	2,286	5,074	-	147,342
Home Equity – closed end	-	31	3,245	5,842	1,909	-	12	-	11,039
Home Equity – open end	60	1,554	19,464	27,347	4,157	223	392	-	53,197
Commercial & Industrial (Non-Real Estate)	193	2,291	17,144	13,254	2,704	337	98	-	36,021
Consumer (excluding dealer)	27	190	2,648	5,192	1,800	-	4	-	9,861
Total	$342	$9,295	$165,700	$282,219	$57,537	$4,870	$18,129	$-	$538,092

	Credit Cards	Dealer Finance
Performing	$3,175	$97,368
Non-performing	9	155
Total	$3,184	$97,523

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

 The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$369	$384	$184	$192
Interest cost	274	248	137	124
Expected return on plan assets	(403)	(462)	(201)	(231)
Amortization of prior service cost	(8)	(8)	(4)	(4)
Amortization of net loss	141	152	71	76
Net periodic pension cost	$373	$314	$187	$157

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (dollars in thousands):

June 30, 2019	Total	Level 1	Level 2	Level 3

U.S. Government sponsored enterprises	$7,990	$-	$7,990	$-
Mortgage-backed obligations of federal agencies	364	-	364	-
Total securities available for sale	$8,354	$-	$8,354	$-
Derivatives (Indexed CD product)	$67	$-	$67	$-

December 31, 2018	Total	Level 1	Level 2	Level 3

U. S. Government sponsored enterprises	$7,886	-	$7,886	-
Mortgage-backed obligations of federal agencies	403	-	403	-
Total securities available for sale	$8,289	$-	$8,289	$-
Derivatives (Indexed CD product)	$44	-	$44	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at June 30, 2019 or December 31, 2018; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximate fair value at June 30, 2019 and December 31, 2018.

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

As of June 30, 2019 and December 31, 2018, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,007	$-	$-	$2,007
Real Estate	408	-	-	408
Commercial Real Estate	3,545	-	-	3,545
Consumer	3	-	-	3
Dealer Finance	182	-	-	182
Impaired loans	$6,145	$-	$-	$6,145

December 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,684	-	-	$2,684
Real Estate	415	-	-	415
Consumer	6			6
Dealer Finance	184	-	-	184
Impaired loans	$3,289	-	-	$3,289

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for June 30, 2019:

	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$6,145	Discounted appraised value	Discount for selling costs and marketability	6%-28% (Average 11.8%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$3,289	Discounted appraised value	Discount for selling costs and marketability	2%-9% (Average 4.21%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (dollars in thousands).

June 30, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,969	-	-	$1,969

December 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,443	-	-	$2,443

The following table presents information about Level 3 Fair Value Measurements for June 30, 2019:

	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$1,969	Discounted appraised value	Discount for selling costs	2.5%-10% (Average 4%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,443	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2019
Assets:
Cash and cash equivalents	$14,780	$14,780	$-	$-	$14,780
Securities	8,478	-	8,478	-	8,478
Loans held for sale	78,406	-	78,406	-	78,406
Loans held for investment, net	630,357	-	-	629,467	629,467
Interest receivable	2,147	-	2,147	-	2,147
Bank owned life insurance	19,753	-	19,753	-	19,753
Total	$753,921	$14,780	$108,784	$629,467	$753,031
Liabilities:
Deposits	$608,470	$-	$462,504	$146,732	$609,236
Short-term debt	40,000	-	40,000	-	40,000
Long-term debt	47,917	-	-	48,265	48,265
Interest payable	371	-	371	-	371
Total	$696,758	$-	$502,875	$194,997	$697,872

Note 7. Disclosures About Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31, 2018 Using

(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash and cash equivalents	$10,912	$10,912	$-	$-	$10,912
Securities	8,412	-	8,412	-	8,412
Loans held for sale	55,910	-	55,910	-	55,910
Loans held for investment, net	633,559	-	-	613,717	613,717
Interest receivable	2,078	-	2,078	-	2,078
Bank owned life insurance	19,464	-	19,464	-	19,464
Total	$730,335	$10,912	$85,864	$613,717	$710,493
Liabilities:
Deposits	$591,325	$-	$441,319	$153,848	$595,167
Short-term debt	40,116	-	40,116	-	40,116
Long-term debt	40,218	-	-	39,609	39,609
Interest payable	348	-	348	-	348
Total	$672,007	$-	$481,783	$193,457	$675,240

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

During the six months ended June 30, 2019, there were nine loan modifications that were considered to be troubled debt restructurings. Seven of these loans were modified during the three months ended June 30, 2019 and two loan modifications that would be considered a troubled debt restructuring were modified during the first quarter of 2019. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Six months ended June 30, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$182	$182
Real Estate	1	193	193
Home Equity	1	720	720
Commercial and Industrial	1	23	23
Consumer	5	35	35
Total	9	$1,153	$1,153

Note 8.
Troubled Debt Restructuring, continued

At June 30, 2019, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the six months ended June 30, 2018, there were sixteen loan modifications that were considered to be troubled debt restructurings. Six of these loans were modified during the three months ended June 30, 2018 and ten loan modifications that would be considered a troubled debt restructuring were modified during the first quarter of 2018.

	Six months ended June 30, 2018
(dollars in thousands)	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

Commercial Real Estate	1	$1,002	$1,002
Real Estate	2	1,255	1,255
Consumer	13	196	196
Total	16	$2,453	$2,453

At June 30, 2018, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for June 30, 2019 and 2018:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	89	-	89
Balance at June 30, 2019	$(5)	$(3,875)	$(3,880)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(133)	-	(133)
Balance at June 30, 2018	$(153)	$(4,122)	$(4,275)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2019 or 2018.

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

Note 10.
Business Segments, continued

The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2019 and June 30, 2018.

	Six Months Ended June 30, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$19,254	$68	$75	$-	$-	$(84)	$19,313
Service charges on deposits	803	-	-	-	-	-	803
Investment services and insurance income	-	-	325	-	-	(3)	322
Mortgage banking income, net	-	1,345	-	-	-	-	1,345
Title insurance income	-	-	-	682	-	-	682
Other operating income (loss)	1,110	28	-	-	(24)	(1)	1,113
Total income (loss)	21,167	1,441	400	682	(24)	(88)	23,578
Expenses:
Interest Expense	3,233	75	-	-	-	(84)	3,224
Provision for loan losses	3,050	-	-	-	-	-	3,050
Salary and benefit expense	6,576	917	150	457	-	-	8,100
Other operating expenses	5,489	354	28	124	31	(4)	6,022
Total expense	18,348	1,346	178	581	31	(88)	20,396
Net income (loss) before taxes	2,819	95	222	101	(55)	-	3,182
Income tax expense	158	-	33	-	41	-	232
Net income (loss)	$2,661	$95	$189	$101	$(96)	$-	$2,950
Net income attributable to non-controlling interest	-	29	-	24	(24)	-	29
Net Income attributable to F & M Bank Corp.	$2,661	$66	$189	$77	$(72)	$-	$2,921
Total Assets	$809,712	$11,210	$7,332	$1,615	$91,674	$(114,594)	$806,949
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10.
Business Segments, continued

	Three months ended June 30, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,754	$43	$41	$-	$-	$(56)	$9,782
Service charges on deposits	417	-	-	-	-	-	417
Investment services and insurance income	-	-	174	-	-	(3)	171
Mortgage banking income, net	-	815	-	-	-	-	815
Title insurance income	-	-	-	406	-	-	406
Other operating income (loss)	665	28	-	-	(27)	-	666
Total income (loss)	10,836	886	215	406	(27)	(59)	12,257
Expenses:
Interest Expense	1,732	50	-	-	-	(56)	1,726
Provision for loan losses	1,600	-	-	-	-	-	1,600
Salary and benefit expense	3,285	489	69	234	-	-	4,077
Other operating expenses	2,739	177	16	62	24	(3)	3,015
Total expense	9,356	716	85	296	24	(59)	10,418
Net income (loss) before taxes	1,480	170	130	110	(51)	-	1,839
Income tax expense	112	-	19	-	22	-	153
Net income (loss)	$1,368	$170	$111	$110	$(73)	$-	$1,686
Net income attributable to non-controlling interest	-	51	-	27	(27)	-	51
Net Income attributable to F & M Bank Corp.	$1,368	$119	$111	$83	$(46)	$-	$1,635

Note 10.
Business Segments, continued

	Six Months Ended June 30, 2018
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$17,620	$71	$71	$-	$-	$(57)	$17,705
Service charges on deposits	724	-	-	-	-	-	724
Investment services and insurance income	-	-	431	-	-	(11)	420
Mortgage banking income, net	-	1,135	-	-	-	-	1,135
Title insurance income	-	109	-	453	-	-	562
Other operating income	843	48	-	-	-	-	891
Total income (loss)	19,187	1,363	502	453	-	(68)	21,437
Expenses:
Interest Expense	2,097	54	-	-	-	(57)	2,094
Provision for loan losses	2,030	-	-	-	-	-	2,030
Salary and benefit expense	6,564	831	283	345	-	-	8,023
Other operating expenses	4,496	456	28	89	29	(11)	5,087
Total expense	15,187	1,341	311	434	29	(68)	17,234
Net income (loss) before taxes	4,000	22	191	19	(29)	-	4,203
Income tax expense	284	-	36	-	218	-	538
Net income (loss)	$3,716	$22	$155	$19	$(247)	$-	$3,665
Net income attributable to non-controlling interest	-	5	-	-	-	-	5
Net Income attributable to F & M Bank Corp.	$3,716	$17	$155	$19	$(247)	$-	$3,660
Total Assets	$772,244	$8,332	$6,910	$707	$91,480	$(109,005)	$770,668
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

Note 10.
Business Segments, continued
	Three Months Ended June 30, 2018
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,916	$42	$36	$-	$-	$(32)	$8,962
Service charges on deposits	358	-	-	-	-	-	358
Investment services and insurance income	-	-	228	-	-	(5)	223
Mortgage banking income, net	-	615	-	-	-	-	615
Title insurance income	-	47	-	259	-	-	306
Other operating income	450	47	-	-	-	-	497
Total income (loss)	9,724	751	264	259	-	(37)	10,961
Expenses:
Interest Expense	1,116	31	-	-	-	(32)	1,115
Provision for loan losses	1,350	-	-	-	-	-	1,350
Salary and benefit expense	3,268	416	137	179	-	-	4,000
Other operating expenses	2,317	246	18	42	15	(5)	2,633
Total expense	8,051	693	155	221	15	(37)	9,098
Net income (loss) before taxes	1,673	58	109	38	(15)	-	1,863
Income tax expense	144	-	21	-	(6)	-	159
Net income (loss)	$1,529	$58	$88	$38	$(9)	$-	$1,704
Net income attributable to non-controlling interest	-	16	-	-	-	-	16
Net Income attributable to F & M Bank Corp.	$1,529	$42	$88	$38	$(9)	$-	$1,688

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $40 million at June 30, 2019 and has decreased slightly from $40.1 million at December 31, 2018. Deposit growth has allowed the Company to fund increases in Loans Held for Sale without increasing FHLB short term debt.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from 1.16% to 2.56%; the weighted average interest rate was 2.08% and 1.96 at June 30, 2019 and December 31, 2018, respectively. The balance of these obligations at June 30, 2019 and December 31, 2018 were $47,911 and $40,125 respectively. The Company borrowed an additional $10,000 during second quarter of 2019, there were no additional borrowings in 2018. FHLB advances include a $5 million line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company had a note payable to purchase a lot adjacent to one of the Bank branches for $85 at June 30, 2018 that was paid on January 1, 2019. There was $85 outstanding on this note at December 31, 2018. VS Title, LLC has a note payable for vehicle purchases with a balance of $6 at June 30, 2019.

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

Note 12.
Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$803	$724	$417	$358
Investment Services and Insurance Income	322	420	171	223
Title Insurance Income	682	562	406	306
ATM and check card fees	898	735	529	388
Other	281	250	153	135
Noninterest Income (in-scope of Topic 606)	2,986	2,691	1,676	1,409
Noninterest Income (out-of-scope of Topic 606)	1,279	1,041	799	590
Total Noninterest Income	$4,265	$3,732	$2,475	$1,999

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 13.    Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.03 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of each lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2019
Lease liabilities	$974
Right-of-use assets	$1,005
Weighted average remaining lease term	8.01 years
Weighted average discount rate	3.51%

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Lease cost (in thousands)
Operating lease cost	$32	$64
Total lease cost	$32	$64

Cash paid for amounts included in the measurement of lease liabilities	$38	$75

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2019
Six months ending December 31, 2019	$79
Twelve months ending December 31, 2020	128
Twelve months ending December 31, 2021	110
Twelve months ending December 31, 2022	105
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	627
Total undiscounted cash flows	$1,234
Discount	(260)
Lease liabilities	$974

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank). TEB Life Insurance Company (TEB) and Farmers & Merchants Financial Services (FMFS) are wholly owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage LLC (dba F&M Mortgage) and F & M Bank Corp. holds a majority ownership in VSTitle LLC (VST), with the remaining minority interest owned by F&M Mortgage.

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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (continued)

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued ASC 805, Business Combinations and ASC 350, Intangibles. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review and more frequently if certain impairment indicators are in evidence. ASC 350 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill. The Company adopted ASC 350 on January 1, 2002. The goodwill is not amortized but is tested for impairment at least annually. Based on this testing, there were no impairment charges recorded. Goodwill totaled $2,884 at June 30, 2019. The intangible assets related to the purchase of VST and a purchase by VST of a small title company are amortized over periods up to 15 years. Intangible assets totaled $250 at June 30, 2019. Amortization recognized through June 30, 2019 totaled $41.

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

Overview

Net income for the six months ended June 30, 2019 was $2,921 or $.84 per diluted share, compared to $3,660 or $1.01 in the same period in 2018, a decrease of 20.19%. This is a $739 decrease compared to the first six months of 2018. Our pre-tax core operating earnings increased $220 to a total of $6,443 versus $6,223 during the six months ended June 30, 2019. Core operating earnings excludes the 2019 provision for loan losses and losses on OREO. During the six months ended June 30, 2019, noninterest income increased 14.28% and noninterest expense increased 7.72% during the same period.

During the three months ended June 30, 2019, net income was $1,635 or $.47 per diluted share, compared to $1,688 or $.47 in the same period in 2018, a decrease of 3.14%. Pre-tax core operating earnings increased $156 for the three months ended June 30, 2019, from $3,181 to $3,337. In the three months ended June 30, 2018, noninterest income increased 23.81% and noninterest expense increased 6.92%. Net income from Bank operations adjusted for income from Parent activities, is as follows:

GAAP Financial Measurements:	2019		2018
	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2019		June 30, 3018
Net Income from Bank and Bank subsidiary operations	$2,917	$1,598	$3,888	$1,659
Income (loss) from Parent Company Activities (including VST)	4	37	(228)	29
Net Income	$2,921	$1,635	$3,660	$1,688
Non-GAAP Financial Measurements:
Less gain attributable to noncontrolling interest	29	51	5	16
Add tax expense	232	153	538	159
Add provision for loan and lease losses	3,050	1,600	2,030	1,350
Add OREO write downs, net	269	-	-	-
Net Income from core operations	$6,443	$3,337	$6,223	$3,181

Results of Operations

As shown in Table I, the 2019 year to date tax equivalent net interest income increased $475 or 3.03% compared to the same period in 2018. The tax equivalent adjustment to net interest income totaled $38 for the first six months of 2019. The yield on earning assets increased .12%, while the cost of funds increased .35% compared to the same period in 2018.

The three months ended June 30, 2019 tax equivalent net interest income increased $208 or 2.64% compared to the same period in 2018. The tax equivalent adjustment to net interest income totaled $19 for the three months ended June 30, 2018.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations, continued

Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 4.57% at June 30, 2019, a decrease of 16 basis points when compared to the same period in 2018. For the three months ended June 30, 2019, the net interest margin decreased 15 basis points when compared to the same period in 2018. A schedule of the net interest margin for the three and six month periods ended June 30, 2019 and 2018 can be found in Table I.

GAAP Financial Measurements: (Dollars in thousands).	June 30, 2019		June 30, 2018
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$19,017	$9,604	$17,468	$8,837
Interest Income - Securities and Other Interest-Earnings Assets	296	178	237	125
Interest Expense – Deposits	2,359	1,258	1,505	766
Interest Expense - Other Borrowings	865	468	589	349
Total Net Interest Income	16,089	8,056	15,611	7,847

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	38	19	41	20
Total Tax Benefit on Tax-Exempt Interest Income	38	19	41	20
Tax-Equivalent Net Interest Income	$16,127	$8,075	$15,652	$7,867

The following table provides detail on the components of tax equivalent net interest income:

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 37.74% of rate sensitive assets and 36.36% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

The increase in noninterest income of $533 for the six-month period June 30, 2019 compared to the same period in 2018 is due to growth in mortgage banking income ($210), title insurance income ($120) and income on bank owned life insurance ($74). The increase in noninterest income of $476 for the three months ended June 30, 2019 is primarily due to growth in mortgage banking income ($200), title insurance income ($100) and service charges on deposit accounts ($59).

Noninterest expense for the six months ended June 30, 2019 increased $1,012 as compared to 2018. Expenses increased in the areas of other real estate owned ($297), legal and professional fess ($151), salaries and benefits ($77), FDIC assessment ($70), and audit and exam fees ($78). For the three months ended June 30, 2019 noninterest expense increased $459. Areas of increase were salary and benefits ($77), legal and professional fees ($101), FDIC assessment ($36) and equipment expense ($35). Increases in salaries and benefits relate almost entirely to pension settlement costs due to large pension payouts resulting from recent staff retirements. Legal and professional fee increases relate to consulting engagements for strategic planning, credit administration and deposit operations. Audit and exam fee increase are due to increased state assessment and outsourcing of internal audit and loan review.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 2.25% to 2.50% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. Balances in federal funds sold and interest bearing bank deposits have increased since year end due to changes in the composition of the balance sheet.

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

As of June 30, 2019, the fair value of securities available for sale was below their cost by $6. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities that will mature in 2019.

In reviewing investments as of June 30, 2019, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $636,407 decreased $2,392 at June 30, 2019 compared to December 31, 2018. The following categories experienced growth: construction, agriculture and dealer finance. During the quarter some agribusiness loans were reclassified from commercial and industrial and commercial real estate into the farmland category to more accurately reflect the loan purpose.

Loans Held for Sale totaled $78,406 at June 30, 2019, an increase of $22,496 compared to December 31, 2018. The Northpointe participation loan program as well as F&M mortgage loans are typically subject to seasonal fluctuations, both have increased since year end with the largest portion being Northpointe.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $11,688 at June 30, 2019 compared to $10,205 at December 31, 2018. The increase in nonperforming loans is primarily due to one commercial relationship which was placed on non-accrual status during the second quarter. This relationship has been reviewed for impairment and properly provisioned at June 30, 2019. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment. As of June 30, 2019 and December 31, 2018, the Company held $1,969 and $2,443 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2019	December 31, 2018

Nonaccrual Loans
Real Estate	$4,150	$3,804
Commercial	6,771	5,172
Home Equity	139	269
Other	255	160
	11,315	$9,405
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	343	726
Commercial	-	-
Home Equity	27	63
Other	3	11
		800
Total Nonperforming loans	$11,688	$10,205

Restructured Loans current and performing:
Real Estate	3,811	6,574
Commercial	1,428	1,249
Home Equity	720	-
Other	228	205

Nonperforming loans as a percentage of loans held for investment	1.84%	1.60%

Net charge offs to total loans held for investment	.35%	.58%

Allowance for loan and lease losses to nonperforming loans	51.76%	51.34%

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

Loans that are not impaired are categorized by call report code into unimpaired and classified loans. For unimpaired loans an estimate is calculated based on actual loss experience over the last two years, which is a change in methodology from prior five year lookback period for all segments, other than dealer. During the second quarter of 2019, Management shortened the historical lookback period for all segments to two years. Management feels the change in methodology was necessary given the rise in charge offs experienced in the last two years compared to the average over the past five years. The shorter period is believed to be more indicative of the risk remaining in the loan portfolio given asset quality trends. This change in methodology and increase in provision expense is detailed in Note 4 of the consolidated financial statements. The Company monitors the net losses for this division and adjusts based on how the portfolio performs since the department was established in 2012.  For classified loans, loans are grouped by call code and past due or adverse risk rating. Loss rates are assigned based on actual loss experience over the last five years multiplied by a risk factor. The Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $6,050 at June 30, 2019 is equal to ..95% of loans held for investment. This compares to an allowance of $5,240 (.82%) at December 31, 2018. The Company experienced an increase in nonperforming loans during the first six months of 2019. Previously identified impaired loans totaling $3.6 million were moved to nonaccrual status at which time specific reserves established in prior periods totaling $1,585 were charged off. The Bank also recorded a specific reserve of $566 on another previously identified impaired loan relationship of $4.1 million (net of prior year charge-off) based on an offer to purchase the note. Subsequent to June 30, 2019 the offer to purchase this loan was approved and will result in a decrease in impaired loans in the third quarter of $4.1 million. Impaired loans related to one borrower relationship declined by $483 (specific reserves increased by $23) as the collateral was purchased at foreclosure sale without any loss to the bank. In addition, past due and adversely risk rated loans have higher allocation factors within the allowance for loan losses calculation. As reflected in Note 4, the Company made a change in its allowance for loan losses methodology to reduce the look back period on historical losses from five years to two years. This revised lookback period more accurately reflects recent loss history within the portfolio. As a result, if the aforementioned change in methodology, the Bank recorded a $1,600 provision for loan losses in the second quarter and a total provision of $3,050 year to date. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at June 30, 2019 have increased $17,145 since December 31, 2018. Noninterest bearing deposits increased $5,771 while interest bearing increased $11,374. The increase in deposits in the first six months of 2019 is due to a focus on deposit growth as an organization. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At June 30, 2019 and December 31, 2018 the Company had a total of $25.1 million and $22.5 million of combined balances in these programs, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of June 30, 2019, short-term debt consisted of $40,000 in FHLB short-term borrowings. This compared to FHLB short-term borrowings of $30,000 at December 31, 2018. The increase in short-term borrowings was used to fund the increase in loans held for sale. There were no balances in Federal funds purchased at June 30, 2019 and $10,116 at December 31, 2018.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. The Company borrowed an additional $10,000 in long term advances during the first six months of 2019, there were no new borrowings in 2018. Long term FHLB borrowings totaled $47,911 and $40,125 at June 30, 2019 and December 31, 2018.

The Company also had a note payable on a lot adjacent to one of the branches in the amount of $85 December 31, 2018, which was paid in full in January 2019. VSTitle, LLC has a vehicle loan with a balance of $6 at June 30, 2019 and $8 at December 31, 2018.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At June 30, 2019, the Bank had Common Equity Tier I capital of 12.95%, Tier I capital of 12.95% of risk weighted assets and combined Tier I and II capital of 13.82% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2018, the Bank had Common Equity Tier I capital of 13.65%, Tier I capital of 13.65% of risk weighted assets and combined Tier I and II capital of 14.44% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At June 30, 2019 and December 31, 2018, the Bank reported a leverage ratio of 11.38% and 11.79%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 5.82% at June 30, 2018 and 6.44% at December 31, 2018. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservation buffer was fully phased in on January 1, 2019 at 2.5%.

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

As of June 30, 2019, the Company had a cumulative Gap Rate Sensitivity Ratio of 11.17% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a Current Expected Credit Losses steering committee which has chosen a vendor and are currently analyzing data, environmental factors and forecast.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The BankCompany does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018			June 30, 2019			June 30, 2018
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$646,045	$18,232	5.69%	$624,278	$17,051	5.51%	$646,880	$9,126	5.66%	$628,381	$8,549	5.46%
Loans held for sale	47,421	823	3.50%	26,226	458	3.52%	57,257	497	3.48%	38,602	308	3.20%
Federal funds sold	3,697	43	2.35%	2,676	18	1.36%	6,000	25	1.67%	886	2.91%
Interest bearing deposits	831	9	2.18%	1,087	7	1.30%	816	4	1.97%	1,069	3	1.13%
Investments
Taxable 3	13,788	243	3.55%	13,552	212	3.15%	14,034	139	3.97%	13,522	120	3.56%
Partially taxable	123	1	1.64%	124	-	-	124	-	-	124	-	-
Total earning assets	$711,905	$19,351	5.48%	$667,943	$17,746	5.36%	$725,111	$9,791	5.42%	$682,584	$8,982	5.28%
Interest Expense
Demand deposits	88,981	101.23%		87,363	58.13%		90,194	54.24%		87,465	30.14%
Savings	196,311	1,082	1.11%	151,359	484.64%		200,351	598	1.20%	152,540	244.64%
Time deposits	151,431	1,176	1.57%	164,141	963	1.18%	149,866	606	1.62%	163,024	490	1.20%
Short-term debt	32,953	419	2.56%	13,945	136	1.98%	34,208	216	2.53%	24,935	126	2.03%
Long-term debt	47,326	446	1.90%	48,291	453	1.89%	47,767	252	2.12%	47,731	223	1.87%
Total interest bearing liabilities	$517,002	$3,224	1.26%	$465,099	$2,094.91%		$522,386	$1,726	1.33%	$475,695	$1,115.94%

Tax equivalent net interest income		$16,127			$15,652			$8,075			$7,867

Net interest margin			4.57%			4.73%			4.47%			4.62%

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

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
June 30, 2019
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$41,459	$16,686	$125,538	$26,495	$-	$210,178
Installment	2,169	1,885	83,989	26,060	-	114,103
Real estate loans for investments	77,679	45,398	172,119	13,951	-	309,147
Loans held for sale	78,406	-	-	-	-	78,406
Credit cards	2,979	-	-	-	-	2,979
Interest bearing bank deposits	794	-	-	-	-	794
Federal funds sold	5,937					5,937
Investment securities	-	2,119	5,995	364	-	8,478
Total	$209,423	$66,088	$387,641	$66,870	$-	$730,022

Sources of funds
Interest bearing demand deposits	$-	$68,896	$106,469	$18,786	$-	$194,151
Savings deposits	-	20,998	62,994	20,998	-	104,990
Certificates of deposit $100,000 and over	4,907	12,638	31,439	-	-	48,984
Other certificates of deposit	9,595	24,981	62,852	-	-	97,428
Short-term borrowings	40,000	-	-	-	-	40,000
Long-term borrowings	3,608	8,321	33,863	2,125	-	47,917
Total	$58,110	$135,834	$297,617	$41,909	$-	$533,470

Discrete Gap	$151,313	$(69,746)	$90,024	$24,962	$-	$196,553

Cumulative Gap	$151,313	$81,567	$171,591	$196,553	$196,553

Ratio of Cumulative Gap to Total Earning Assets	20.73%	11.17%	23.50%	26.92%	26.92%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2019. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2018 in the Company’s 2017 Form 10-K, Item 7A or Part II.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1a.
Risk Factors –
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 20158.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds –None

Item 3.
Defaults Upon Senior Securities – None

Item 4.
Mine Safety Disclosures None

Item 5.
Other Information – None

Item 6.
Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

  rs’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

Date: August 8, 2019	By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

F & M BANK CORP.

Date: August 8, 2019	By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

Exhibit Index:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).