Form 10-Q
period 2019-09-30
F&M BANK CORP
filed 2019-11-12
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]           Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

[ ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-13273
F & M BANK CORP.

Virginia	54-1280811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. Box 1111
Timberville, Virginia 22853
(Address of Principal Executive Offices) (Zip Code)

(540) 896-8941
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $5	FMBM	OTCQX

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

(Check one)

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, par value - $5	3,162,024 shares

F & M BANK CORP.
Index

PART I FINANCIAL INFORMATION

Part I Financial Information
Item 1 Financial Statements
F & M BANK CORP.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
	September 30, 2019	December 31, 2018*
	(Unaudited)
Assets
Cash and due from banks	$14,324	$9,522
Money market funds	1,600	1,390
Federal funds sold	12,963	-
Cash and cash equivalents	28,887	10,912
Securities:
Held to maturity – fair value of $124 and $123 in 2019 and 2018, respectively	124	123
Available for sale	5,332	8,289
Other investments	14,629	13,432
Loans held for sale	80,863	55,910
Loans held for investment	631,829	638,799
Less: allowance for loan losses	(8,982)	(5,240)
Net loans held for investment	622,847	633,559

Other real estate owned, net	1,671	2,443
Bank premises and equipment, net	19,022	17,766
Interest receivable	1,940	2,078
Goodwill	2,884	2,884
Bank owned life insurance	19,901	19,464
Other assets	15,137	13,393
Total assets	$813,237	$780,253
Liabilities
Deposits:
Noninterest bearing	$169,079	$157,146
Interest bearing	449,356	434,179
Total deposits	618,435	591,325

Short-term debt	20,000	40,116
Accrued liabilities	19,600	16,683
Long-term debt	64,309	40,218
Total liabilities	722,344	688,342

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 246,660 and 249,860 issued and	5,592	5,672
outstanding for September 30, 2019 and December 31, 2018, respectively
Common stock, $5 par value, 6,000,000 shares authorized, 3,175,838 and 3,213,132 shares issued	15,879	16,066
and outstanding for September 30, 2019 and December 31, 2018, respectively.
Additional paid in capital – common stock	6,987	7,987
Retained earnings	65,648	65,596
Non-controlling interest in consolidated subsidiaries	665	559
Accumulated other comprehensive loss	(3,878)	(3,969)
Total stockholders’ equity	90,893	91,911
Total liabilities and stockholders’ equity	$813,237	$780,253
*2018 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)
	Three Months Ended
	September 30,
Interest and Dividend income	2019	2018
Interest and fees on loans held for investment	$9,174	$8,862
Interest and fees on loans held for sale	555	317
Interest from money market funds and federal funds sold	131	48
Interest on debt securities – taxable	106	101
Total interest and dividend income	9,966	9,328

Interest expense
Interest on deposits	1,355	872
Interest from short-term debt	189	146
Interest from long-term debt	257	286
Total interest expense	1,801	1,304

Net interest income	8,165	8,024

Provision for Loan Losses	3,750	450
Net Interest Income After Provision for Loan Losses	4,415	7,574

Noninterest income
Service charges on deposit accounts	460	378
Investment services and insurance income, net	165	239
Mortgage banking income, net	907	529
Title insurance income	434	404
Income on bank owned life insurance	153	158
Low income housing partnership losses	(206)	(189)
ATM and check card fees	378	395
Other operating income	354	233
Total noninterest income	2,645	2,147

Noninterest expense
Salaries	3,570	3,277
Employee benefits	821	935
Occupancy expense	287	286
Equipment expense	306	271
FDIC insurance assessment	-	70
Other real estate owned, net	107	15
Marketing expense	147	156
Legal and professional fees	220	173
ATM and check card fees	264	185
Telecommunication and data processing expense	420	401
Directors fees	102	117
Bank franchise tax	195	105
Other operating expenses	1,037	978
Total noninterest expense	7,476	6,969

Income (Loss) before income taxes	(416)	2,752
Income tax expense (benefit)	(307)	252
Net Income (Loss)	(109)	2,500
Net income (loss) attributable to non-controlling interest	78	(15)
Net Income (Loss) attributable to F & M Bank Corp.	$(187)	$2,515
Dividends paid/accumulated on preferred stock	79	103
Net income (Loss) available to common stockholders	$(266)	$2,412

Per Common Share Data
Net income (loss) – basic	$(.08)	$.75
Net income (loss) – diluted	$(.08)	.70
Cash dividends on common stock	$.26	$.25
Weighted average common shares outstanding – basic	3,175,192	3,229,341
Weighted average common shares outstanding – diluted	3,175,192	3,587,650
  See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Income
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2019	2018
Interest and fees on loans held for investment	$27,368	$25,872
Interest and fees on loans held for sale	1,377	775
Interest from money market funds and federal funds sold	185	73
Interest on debt securities – taxable	350	313
Total interest and dividend income	29,280	27,033

Interest expense
Interest on deposits	3,714	2,377
Interest from short-term debt	607	282
Interest from long-term debt	704	739
Total interest expense	5,025	3,398

Net interest income	24,255	23,635

Provision for Loan Losses	6,800	2,480
Net Interest Income After Provision for Loan Losses	17,455	21,155

Noninterest income
Service charges on deposit accounts	1,263	1,102
Investment services and insurance income	487	659
Mortgage banking income, net	2,252	1,664
Title insurance income	1,116	966
Income on bank owned life insurance	449	380
Low income housing partnership losses	(633)	(573)
ATM and check card fees	1,276	1,130
Other operating income	699	551
Total noninterest income	6,909	5,879

Noninterest expense
Salaries	9,037	9,424
Employee benefits	3,455	2,811
Occupancy expense	857	823
Equipment expense	869	788
FDIC insurance assessment	167	166
Other real estate owned, net	405	17
Marketing expense	434	387
Legal and professional fees	570	372
ATM and check card fees	670	541
Telecommunication and data processing expense	1,207	1,152
Directors fees	306	345
Bank franchise tax	478	417
Other operating expenses	3,143	2,836
Total noninterest expense	21,598	20,079

Income before income taxes	2,766	6,955
Income tax expense (benefit)	(75)	790
Net Income	2,841	6,165
Net income (loss) attributable to non-controlling interest	106	(10)
Net Income attributable to F & M Bank Corp.	$2,735	$6,175
Dividends paid/accumulated on preferred stock	236	310
Net income available to common stockholders	$2,499	$5,865

Per Common Share Data
Net income – basic	$.78	$1.81
Net income – diluted	$.78	$1.71
Cash dividends on common stock	.77	.95
Weighted average common shares outstanding – basic	3,191,719	3,245,032
Weighted average common shares outstanding – diluted	3,191,719	3,604,193
See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Net Income (Loss)	$2,735	$6,175	$(187)	$2,515

Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale securities	115	(166)	2	2
Tax effect	(24)	35	-	-
Unrealized holding gains (losses), net of tax	91	(131)	2	2
Total other comprehensive income (loss)	91	(131)	2	2
Total comprehensive income (loss)	$2,826	$6,044	$(185)	$2,517

Comprehensive income (loss) attributable to noncontrolling interests	$106	$(10)	$78	$(15)

Comprehensive income (loss) attributable to F&M Bank Corp.	$2,932	$6,034	$(107)	$2,502

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
Three months ended September 30, 2019 and 2018.

						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance June 30, 2018	$7,488	$16,212	$9,796	$61,989	$554	$(4,275)	$91,764
Net income (loss)	-	-	-	2,515	(15)	-	2,500
Other comprehensive income	-	-	-	-	-	2	2
Dividends on preferred stock ($1.488 per share)	-	-	-	(103)	-	-	(103)
Dividends on common stock ($.25 per share)	-	-	-	(807)	-	-	(807)
Common stock repurchased (20,228 shares)	-	(101)	(650)	-	-	-	(751)
Common stock issued (1,449 shares)	-	7	49	-	-	-	56

Balance, September 30, 2018	$7,488	$16,118	$9,195	$63,594	$539	$(4,273)	$92,661

Balance June 30, 2019	$5,592	$15,907	$7,127	$66,741	$587	$(3,880)	$92,074
Net income (loss)	-	-	-	(187)	78	-	(109)
Other comprehensive income	-	-	-	-	-	2	2
Dividends on preferred stock ($1.488 per share)	-	-	-	(79)	-	-	(79)
Dividends on common stock ($.26 per share)	-	-	-	(827)	-	-	(827)
Common stock repurchased (7,881 shares)	-	(39)	(190)	-	-	-	(229)
Common stock issued (2,282 shares)	-	11	50	-	-	-	61

Balance, September 30, 2019	$5,592	$15,879	$6,987	$65,648	$665	$(3,878)	$90,893

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)
Nine Months Ended September 30, 2019 and 2018.

						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2017	$7,529	$16,275	$10,225	$60,814	$574	$(4,142)	$91,275
Net Income (loss)	-	-	-	6,175	(10)	-	6,165
Other comprehensive loss	-	-	-	-	-	(131)	(131)
Distributions to noncontrolling interest	-	-	-	-	(25)	-	(25)
Dividends on preferred stock ($1.28 per share)	-	-	-	(310)	-	-	(310)
Dividends on common stock ($.95 per share)	-	-	-	(3,085)	-	-	(3,085)
Common stock repurchased (37,236 shares)	-	(186)	(1,189)	-	-	-	(1,375)
Common stock issued (5,883 shares)	-	29	181	-	-	-	210
Preferred stock repurchased (1,640 shares)	(41)	-	(22)	-	-	-	(63)

Balance, September 30, 2018	$7,488	$16,118	$9,195	$63,594	$539	$(4,273)	$92,661

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911
Net Income	-	-	-	2,735	106	-	2,841
Other comprehensive income	-	-	-	-	-	91	91
Dividends on preferred stock ($1.28 per share)	-	-	-	(236)	-	-	(236)
Dividends on common stock ($.77 per share)	-	-	-	(2,447)	-	-	(2,447)
Preferred converted to Common (2,000 shares)	(50)	11	39	-	-	-	-
Common stock repurchased (45,957 shares)	-	(230)	(1,187)	-	-	-	(1,417)
Common stock issued (8,610 shares)	-	32	159	-	-	-	191
Preferred stock repurchased (1,200 shares)	(30)	-	(11)	-	-	-	(41)

Balance, September 30, 2019	$5,592	$15,879	$6,987	$65,648	$665	$(3,878)	$90,893

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$2,735	$6,175
Reconcile net income to net cash provided by operating activities:
Depreciation	914	852
Amortization of intangibles	55	49
Amortization of securities, net	1	4
Proceeds from loans held for sale originated	89,200	62,689
Loans held for sale originated	(91,519)	(64,015)
Gain on sale of loans held for sale originated	(2,234)	(1,617)
Provision for loan losses	6,800	2,480
Decrease (increase) in interest receivable	138	(69)
Increase in other assets	(629)	(656)
Increase (decrease) in accrued liabilities	1,839	(701)
Amortization of limited partnership investments	633	573
Income from life insurance investment	(449)	(380)
Gain on the sale of fixed assets	(3)	(9)
Loss (gain) on sale and valuation adjustments for other real estate owned	356	(28)
Net cash provided by operating activities	7,837	5,347

Cash flows from investing activities
Purchase of investments available for sale and other investments	(1,995)	(3,361)
Purchase of title insurance company	-	(75)
Proceeds from maturity of investments available for sale	3,236	21,636
Net decrease (increase) in loans held for investment	3,779	(31,254)
Net (increase) decrease in loans held for sale participations	(20,400)	4,123
Purchase of bank owned life insurance	-	(5,000)
Proceeds from the sale of fixed assets	3	9
Proceeds from the sale of other real estate owned	550	141
Net purchase of property and equipment	(2,170)	(2,533)
Net cash used in investing activities	(16,997)	(16,314)

Cash flows from financing activities
Net change in deposits	27,110	19,808
Net change in short-term debt	(20,116)	4,704
Dividends paid in cash	(2,683)	(3,395)
Proceeds from issuance of common stock	191	210
Proceeds from issuance of long-term debt	30,000	-
Repurchase of preferred stock	(41)	(63)
Repurchase of common stock	(1,417)	(1,375)
Repayments of long-term debt	(5,909)	(3,406)
Net cash provided by financing activities	27,135	16,483

Net increase in Cash and Cash Equivalents	17,975	5,516

Cash and cash equivalents, beginning of period	10,912	11,907
Cash and cash equivalents, end of period	$28,887	$17,423
Supplemental Cash Flow information:
Cash paid for:
Interest	$4,984	$3,340
Taxes	150	1,657

Supplemental non-cash disclosures:
Transfer from loans to other real estate owned	133	193
Change in unrealized gain (loss) on securities available for sale	115	(166)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	1,034	-

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1.                     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements including the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at fourteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc. (FMFS), F&M Mortgage, and VSTitle, LLC (VST).

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

Note 1.                     Summary of Significant Accounting Policies, continued

Earnings (loss) per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings (loss) per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS net income (loss) available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2018. Convertible preferred stock was not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2019 as the effects were antidilutive.

Net income (loss) available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income (loss) to net income (loss) available to common stockholders for the periods presented:

(dollars in thousands)	For the Nine months ended	For the Three months ended	For the Nine months ended	For the Three months ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Earnings available to common stockholders:
Net income (loss)	$2,841	$(109)	$6,165	$2,500
Non-controlling interest (income) loss	106	78	(10)	15
Preferred stock dividends	236	79	310	103
Net income (loss) available to common stockholders	$2,499	$(266)	$5,865	$2,412

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,499	3,191,719	$.78	$5,865	3,245,032	$1.81
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	310	359,161	(.10)
Diluted EPS	$2,499	3,191,179	$.78	$6,175	3,604,193	$1.71

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Income (Loss)	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$(266)	3,175,192	$(.08)	$2,412	3,229,341	$.75
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	103	358,309	(.05)
Diluted EPS	$(266)	3,175,192	$(.08)	$2,515	3,587,650	$.70

Note 2.                        Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2019 and December 31, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019
U. S. Treasuries	$124	$-	$-	$124
December 31, 2018
U. S. Treasuries	$123	$-	$-	$123

The amortized cost and fair value of securities available for sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U. S. Government sponsored enterprises	$5,000	$-	$7	$4,993
Mortgage-backed obligations of federal agencies	336	3	-	339
Total Securities Available for Sale	$5,336	$3	$7	$5,332

December 31, 2018
U.S. Government sponsored enterprises	$7,999	-	$113	$7,886
Mortgage-backed obligations of federal agencies	409	$-	6	403
Total Securities Available for Sale	$8,408	$-	$119	$8,289

The amortized cost and fair value of securities at September 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$2,000	$1,997
Due after one year through five years	124	124	3,000	2,996
Due after five years	-	-	336	339
Total	$124	$124	$5,336	$5,332

There were no gains or losses on sales of available for sale securities in the three or nine month periods ended September 30, 2019 or 2018. There were also no securities with other than temporary impairment as of September 30, 2019 and December 31, 2018.

Note 2.                      Investment Securities, continued

The Company had two agencies at September 30, 2019 in a loss position and four agencies and a mortgage backed security that were in a loss position at December 30, 2018. These losses were due to market rate fluctuations not the credit quality of the security. A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of September 30, 2019 and December 31, 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U. S. Government sponsored enterprises	$-	$-	$3,993	$(7)	$3,993	$(7)
Total	$-	$-	$3,993	$(7)	$3,993	$(7)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U. S. Government sponsored enterprises (Four securities)	$-	$-	$7,886	$(113)	$7,886	$(113)
Mortgage-backed obligations of federal agencies (One security)	-	-	403	(6)	403	(6)
Total	$-	$-	$8,289	$(119)	$8,289	$(119)

As of September 30, 2019, other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $8,735), stock in the Federal Home Loan Bank (carrying basis $4,290) and various other investments (carrying basis $1,604). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2019. At September 30, 2019, the Company was committed to invest an additional $3,538 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

Note 3.                    Loans

Loans held for investment outstanding at September 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	2019	2018
Construction/Land Development	$77,031	$61,659
Farmland	25,811	17,030
Real Estate	183,119	192,278
Multi-Family	6,640	9,665
Commercial Real Estate	130,112	147,342
Home Equity – closed end	9,276	11,039
Home Equity – open end	50,279	53,197
Commercial & Industrial – Non-Real Estate	34,469	36,021
Consumer	10,345	9,861
Dealer Finance	101,724	97,523
Credit Cards	3,023	3,184
Total	$631,829	$638,799

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $179,328 and $186,673 as of September 30, 2019 and December 31, 2018, respectively. The Company maintains a blanket lien on certain residential real estate, commercial and home equity loans.

Note 3.                   Loans, continued

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of September 30, 2019 and December 31, 2018 were $80,863 and $55,910, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,764	$1,764	$-	$2,414	$2,414	$-
Farmland	-	-	-	1,941	1,941	-
Real Estate	14,702	14,702	-	1,932	1,932	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,315	1,315	-	6,176	6,176	-
Home Equity – closed end	718	718	-	-	-	-
Home Equity – open end	161	161	-	-	-	-
Commercial & Industrial – Non-Real Estate	20	20	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	52	52	-	32	32	-
	18,732	18,732	-	12,495	12,495
Impaired loans with a valuation allowance
Construction/Land Development	2,652	5,237	557	4,311	4,871	1,627
Farmland	1,934	1,934	547	-	-	-
Real Estate	1,244	1,244	1	422	422	7
Multi-Family	-	-		-	-	-
Commercial Real Estate	1,227	1,227	247	-	1,500	-
Home Equity – closed end	-	-		-	-	-
Home Equity – open end	-	-		-	-	-
Commercial & Industrial – Non-Real Estate	194	194	194	-	-	-
Consumer	4	4	1	8	8	2
Credit cards	-	-		-	-	-
Dealer Finance	178	178	8	194	194	10
	7,433	10,018	1,555	4,935	6,995	1,646
Total impaired loans	$26,165	$28,750	$1,555	$17,430	$19,490	$1,646

The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

 Note 3.                   Loans Held for Investment, continued

The following is a summary of the average investment and interest income (negative quarterly income amounts reflect loans that have been removed from catagories either through loan down grades, charge off or improvement in loan quality) recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,871	$16	$3,725	$47	$2,089	$139	$4,440	$126
Farmland	972	8	1,962	80	971	10	1,973	142
Real Estate	8,406	637	930	17	8,317	659	1,078	28
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	1,646	(175)	868	44	3,746	53	2,317	53
Home Equity – closed end	719	-	-	-	359	-	-	-
Home Equity – open end	81	9	-	-	81	9	87	-
Commercial & Industrial – Non-Real Estate	22	10	-	(8)	10	10	-	(8)
Consumer and credit cards	-	(1)	-	(1)	-	-	2	(1)
Dealer Finance	43	-	25	-	42	-	28	1
	13,760	504	7,510	179	15,615	880	9,925	341
Impaired loans with a valuation allowance:
Construction/Land Development	$2,616	$12	$7,425	$(125)	$3,482	$43	$6,664	$(27)
Farmland	967	-	-	-	967	-	-	-
Real Estate	830	54	866	(17)	833	120	1,045	10
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	2,669	25	5,874	179	614	57	4,166	320
Home Equity – closed end	-	10	-	-	-	50	-	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	97	-	-	-	97	2	-	-
Consumer and credit card	4	1	10	1	6	-	8	2
Dealer Finance	186	4	232	11	186	13	169	19
	7,369	106	14,407	49	6,185	285	12,052	324
Total Impaired Loans	$21,129	$610	$21,917	$228	$21,800	$1,165	$21,977	$665

Note 3.                   Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2019 and December 31, 2018:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
September 30, 2019
Construction/Land Development	$93	$-	$2,574	$2,667	$74,364	$77,031	$2,620	$-
Farmland	-	-	1,934	1,934	23,877	25,811	1,934	-
Real Estate	2,437	1,659	1,117	5,213	177,906	183,119	1,096	204
Multi-Family	-	-	-	-	6,640	6,640	-	-
Commercial Real Estate	359	137	577	1,073	129,039	130,112	1,356	-
Home Equity – closed end	-	-	-	-	9,276	9,276	-	-
Home Equity – open end	547	-	113	660	49,619	50,279	27	86
Commercial & Industrial – Non- Real Estate	224	-	-	224	34,245	34,469	209	-
Consumer	29	23	-	52	10,293	10,345	2	-
Dealer Finance	1,100	258	359	1,717	100,007	101,724	441	-
Credit Cards	63	-	3	66	2,957	3,023	-	3
Total	$4,852	$2,077	$6,677	$13,606	$618,223	$631,829	$7,685	$293

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2018
Construction/Land Development	$290	$-	$1,767	$2,057	$59,602	$61,659	$2,327	$-
Farmland	-	-	-	-	17,030	17,030	-	-
Real Estate	3,074	677	1,729	5,480	186,798	192,278	1,477	726
Multi-Family	-	-	-	-	9,665	9,665	-	-
Commercial Real Estate	479	189	5,073	5,741	141,601	147,342	5,074	-
Home Equity – closed end	-	-	12	12	11,027	11,039	-	12
Home Equity – open end	148	171	320	639	52,558	53,197	269	51
Commercial & Industrial – Non- Real Estate	40	22	80	142	35,879	36,021	98	-
Consumer	89	26	3	118	9,743	9,861	5	2
Dealer Finance	2,763	337	96	3,196	94,327	97,523	155	9
Credit Cards	50	11	9	70	3,114	3,184	-	-
Total	$6,933	$1,433	$9,089	$17,455	$621,344	$638,799	$9,405	$800

At September 30, 2019 and December 31, 2018, other real estate owned included $133 and $375 of foreclosed residential real estate. The Company has $215 of consumer mortgages for which foreclosure is in process at September 30, 2019 and $103 at December 31, 2018.

Nonaccrual loans at September 30, 2019 and September 30, 2018, would have earned approximately $111 and $371, respectively, in interest income had they been accruing loans.

Note 4.                   Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2019 and December 31, 2018 is as follows:

September 30, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$1,585	$-	$1,510	$2,019	$557	$1,462
Farmland	15	-	-	634	649	547	102
Real Estate	292	32	2	765	1,027	1	1,026
Multi-Family	10	-	-	11	21	-	21
Commercial Real Estate	416	549	16	1,915	1,798	247	1,551
Home Equity – closed end	13	1	1	28	41	-	41
Home Equity – open end	126	126	1	270	271	-	271
Commercial & Industrial – Non-Real Estate	192	127	79	576	720	194	526
Consumer	70	187	108	201	192	1	191
Dealer Finance	1,974	1,453	833	832	2,186	8	2,178
Credit Cards	38	59	21	58	58	-	58
Total	$5,240	$4,119	$1,061	$6,800	$8,982	$1,555	$7,427

December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$489	$122	$(86)	$2,094	$1,627	$467
Farmland	25	-	-	(10)	15	-	15
Real Estate	719	99	12	(340)	292	7	285
Multi-Family	19	-	-	(9)	10	-	10
Commercial Real Estate	482	1,546	1	1,479	416	-	416
Home Equity – closed end	66	3	4	(54)	13	-	13
Home Equity – open end	209	-	8	(91)	126	-	126
Commercial & Industrial – Non-Real Estate	337	573	91	337	192	-	192
Consumer	148	51	41	(68)	70	2	68
Dealer Finance	1,440	2,083	861	1,756	1,974	10	1,964
Credit Cards	52	76	46	16	38	-	38
Total	$6,044	$4,920	$1,186	$2,930	$5,240	$1,646	$3,594

Note 4.                     Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2019 and December 31, 2018:

September 30, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,031	$4,416	$72,615
Farmland	25,811	1,934	23,877
Real Estate	183,119	15,946	167,173
Multi-Family	6,640	-	6,640
Commercial Real Estate	130,112	2,542	127,570
Home Equity – closed end	9,276	718	8,558
Home Equity –open end	50,279	161	50,118
Commercial & Industrial – Non-Real Estate	34,469	214	34,255
Consumer	10,345	4	10,341
Dealer Finance	101,724	230	101,494
Credit Cards	3,023	-	3,023
Total	$631,829	$26,165	$605,664

December 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$61,659	$6,725	$54,934
Farmland	17,030	1,941	15,089
Real Estate	192,278	2,354	189,924
Multi-Family	9,665	-	9,665
Commercial Real Estate	147,342	6,176	141,166
Home Equity – closed end	11,039	-	11,039
Home Equity –open end	53,197	-	53,197
Commercial & Industrial – Non-Real Estate	36,021	-	36,021
Consumer	9,861	8	9,853
Dealer Finance	97,523	226	97,297
Credit Cards	3,184	-	3,184
Total	$638,799	$17,430	$621,369

During the second quarter of 2019, Management changed the historical net charge off lookback period from five years to two years for all segments given recent asset quality trends and charge off experience. Management believes the two year lookback period is more indicative of the risk remaining in the loan portfolio.

This change and the effect on provision expense for the nine months ended September 30, 2019 was as follows:

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Construction and Development	$1,510	$842	$668
Farmland	634	634	-
Real Estate	765	713	52
Multi-Family	11	11	-
Commercial RE	1,915	1,326	589
Home Equity - Closed End	28	30	(2)
Home Equity - Open End	270	313	(43)
C&I - Non - RE	576	282	294
Consumer	201	164	37
Dealer Finance	832	631	201
Credit Cards	58	49	9
	$6,800	$4,995	$1,805

Note 4.                     Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2019 and December 31, 2018:

September 30, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$456	$20,538	$41,289	$7,844	$3,304	$3,600	$-	$77,031
Farmland	60	382	5,875	14,050	2,981	529	1,934	-	25,811
Real Estate	-	1,916	52,715	84,171	20,672	5,973	17,672	-	183,119
Multi-Family	-	-	2,560	3,924	156	-	-	-	6,640
Commercial Real Estate	-	4,815	38,397	72,237	10,017	3,192	1,454	-	130,112
Home Equity – closed end	-	205	2,787	3,744	1,168	1,372	-	-	9,276
Home Equity – open end	30	2,450	18,948	24,953	3,040	439	419	-	50,279
Commercial & Industrial (Non-Real Estate)	153	2,553	15,748	13,525	1,927	310	253	-	34,469
Consumer (excluding dealer)	6	184	3,724	$4,612	1,752	64	3	-	10,345
Total	$249	$12,961	$161,292	$262,505	$49,557	$15,183	$25,335	$-	$527,082

	Credit Cards	Dealer Finance
Performing	$3,020	$101,283
Non-performing	3	441
Total	$3,023	$101,724

Note 4.                   Allowance for Loan Losses, continued

December 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,148	$15,857	$29,301	$9,353	$-	$6,000	$-	$61,659
Farmland	62	-	4,953	6,376	3,205	493	1,941	-	17,030
Real Estate	-	1,644	55,429	106,387	22,679	1,531	4,608	-	192,278
Multi-Family	-		2,895	6,604	166	-	-	-	9,665
Commercial Real Estate	-	2,437	44,065	81,916	11,564	2,286	5,074	-	147,342
Home Equity – closed end	-	31	3,245	5,842	1,909	-	12	-	11,039
Home Equity – open end	60	1,554	19,464	27,347	4,157	223	392	-	53,197
Commercial & Industrial (Non-Real Estate)	193	2,291	17,144	13,254	2,704	337	98	-	36,021
Consumer (excluding dealer)	27	190	2,648	5,192	1,800	-	4	-	9,861
Total	$342	$9,295	$165,700	$282,219	$57,537	$4,870	$18,129	$-	$538,092

	Credit Cards	Dealer Finance
Performing	$3,175	$97,368
Non-performing	9	155
Total	$3,184	$97,523

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

Note 4.                     Allowance for Loan Losses, continued

Grade 5 – Marginally acceptable: Credit to borrowers who may exhibit declining earnings, may have leverage that is materially above industry averages, liquidity may be marginally acceptable. Employment or business stability may be weak or deteriorating. May be currently performing as agreed but would be adversely affected by developing factors such as layoffs, illness, reduced hours or declining business prospects. Credit history shows weaknesses, past dues, paid or disputed collections and judgments, but does not include borrowers that are currently past due on obligations or with unpaid, undisputed judgments.

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

 The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$553	$576	$184	$192
Interest cost	411	372	137	124
Expected return on plan assets	(604)	(693)	(201)	(231)
Amortization of prior service cost	(12)	(12)	(4)	(4)
Amortization of net loss	212	228	71	76
Net periodic pension cost	$560	$471	$187	$157

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019	Total	Level 1	Level 2	Level 3

U.S. Government sponsored enterprises	$4,993	$-	$4,993	$-
Mortgage-backed obligations of federal agencies	339	-	339	-
Total securities available for sale	$5,332	$-	$5,332	$-
Derivative (Indexed CD product)	$68	-	$68	-

December 31, 2018	Total	Level 1	Level 2	Level 3

U.S. Government sponsored enterprises	$7,886	-	$7,886	-
Mortgage-backed obligations of federal agencies	403	-	403	-
Total securities available for sale	$8,289	$-	$8,289	$-
Derivative (Indexed CD product)	$44	-	$44	-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at September 30, 2019 or December 31, 2018; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at September 30, 2019 and December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,095	$-	$-	$2,095
Farmland	1,387			1,387
Real Estate	1,243	-	-	1,243
Commercial Real Estate	980	-	-	980
Consumer	3	-	-	3
Dealer Finance	170	-	-	170
Impaired loans	$5,878	$-	$-	$5,878

December 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,684	-	-	$2,684
Real Estate	415	-	-	415
Consumer	6			6
Dealer Finance	184	-	-	184
Impaired loans	$3,289	-	-	$3,289

Note 6.                   Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for September 30, 2019:

	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$5,878	Discounted appraised value	Discount for selling costs and marketability	9.95%-58.98% (Average 23.06%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$3,289	Discounted appraised value	Discount for selling costs and marketability	2%-9% (Average 4.21%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands).

September 30, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,671	-	-	$1,671

December 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,443	-	-	$2,443

The following table presents information about Level 3 Fair Value Measurements for September 30, 2019:

	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$1,671	Discounted appraised value	Discount for selling costs	5-8% (Average 7%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018:

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$2,443	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018. Fair values for September 30, 2019 and December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2019
Assets:
Cash and cash equivalents	$28,887	$28,887	$-	$-	$28,887
Securities	5,456	-	5,456	-	5,456
Loans held for sale	80,863	-	80,863	-	80,863
Loans held for investment, net	622,847	-	-	619,602	619,602
Interest receivable	1,940	-	1,940	-	1,940
Bank owned life insurance	19,901	-	19,901	-	19,901
Total	$759,894	$28,887	$108,160	$619,602	$756,649
Liabilities:
Deposits	$618,435	$-	$480,113	$143,144	$623,257
Short-term debt	20,000	-	20,000	-	20,000
Long-term debt	64,309	-	-	66,037	66,037
Interest payable	389	-	389	-	389
Total	$703,133	$-	$500,502	$209,181	$709,683

Note 7. Disclosures About Fair Value of Financial Instruments

		Fair Value Measurements at December 31, 2018 Using

(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash and cash equivalents	$10,912	$10,912	$-	$-	$10,912
Securities	8,412	-	8,412	-	8,412
Loans held for sale	55,910	-	55,910	-	55,910
Loans held for investment, net	633,559	-	-	613,717	613,717
Interest receivable	2,078	-	2,078	-	2,078
Bank owned life insurance	19,464	-	19,464	-	19,464
Total	$730,335	$10,912	$85,864	$613,717	$710,493
Liabilities:
Deposits	$591,325	$-	$441,319	$153,848	$595,167
Short-term debt	40,116	-	40,116	-	40,116
Long-term debt	40,218	-	-	39,609	39,609
Interest payable	348	-	348	-	348
Total	$672,007	$-	$481,783	$193,457	$675,240

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

During the nine months ended September 30, 2019, there were seven loan modifications that were considered to be troubled debt restructurings, none of which occurred during the three months ended September 30, 2019. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.
	September 30, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$192	$192
Home Equity	1	718	718
Commercial and Industrial	1	20	20
Consumer	4	33	33
Total	7	$963	$963

Note 8.                     Troubled Debt Restructuring

At September 30, 2019, there were three loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	September 30, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	2	$221	$221
Consumer	1	3	3
Total	3	$224	$224

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

	September 30, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$990	$990
Consumer	2	14	14
Total	3	$1,004	$1,004

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for September 30, 2019 and 2018:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	91	-	91
Balance at September 30, 2019	$(3)	$(3,875)	$(3,878)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(131)	-	(131)
Balance at September 30, 2018	$(151)	$(4,122)	$(4,273)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or nine months ended September 30, 2019 or 2018.

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

Note 10.
Business Segments, continued

The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2019 and September 30, 2018.

	Nine Months Ended September 30, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$29,200	$120	$120	$-	$-	$(160)	$29,280
Service charges on deposits	1,263	-	-	-	-	-	1,263
Investment services and insurance income	2	-	497	-	-	(12)	487
Mortgage banking income, net	-	2,252	-	-	-	-	2,252
Title insurance income	-	-	-	1,116	-	-	1,116
Other operating income	1,786	58	-	-	(53)	-	1,791
Total income	32,251	2,430	617	1,116	(53)	(172)	36,189
Expenses:
Interest Expense	5,046	139	-	-	-	(160)	5,025
Provision for loan losses	6,800	-	-	-	-	-	6,800
Salary and benefit expense	10,156	1,410	221	705	-	-	12,492
Other operating expenses	8,317	527	46	188	40	(12)	9,106
Total expense	30,319	2,076	267	893	40	(172)	33,423
Net income (loss) before taxes	1,932	354	350	223	(93)	-	2,766
Income tax expense (benefit)	(210)	-	51	-	84	-	(75)
Net income (loss)	$2,142	$354	$299	$223	$(177)	$-	$2,841
Net income attributable to non-controlling interest	-	106	-	54	(54)	-	106
Net Income (loss) attributable to F & M Bank Corp.	$2,142	$248	$299	$169	$(123)	$-	$2,735
Total Assets	$816,130	$12 287	$7,617	$2,913	$90,390	$(116,100)	$813,237
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10.                   Business Segments, continued

	Three months ended September 30, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,945	$52	$45	$-	$-	$(76)	$9,966
Service charges on deposits	460	-	-	-	-	-	460
Investment services and insurance income	-	-	172	-	-	(7)	165
Mortgage banking income, net	-	907	-	-	-	-	907
Title insurance income	-	-	-	434	-	-	434
Other operating income	678	30	-	-	(29)	-	679
Total income	11,083	989	217	434	(29)	(83)	12,611
Expenses:
Interest Expense	1,814	63	-	-	-	(76)	1,801
Provision for loan losses	3,750	-	-	-	-	-	3,750
Salary and benefit expense	3,581	491	71	248	-	-	4,391
Other operating expenses	2,825	176	18	64	9	(7)	3,085
Total expense	11,970	730	89	312	9	(83)	13,027
Net income (loss) before taxes	(887)	259	128	122	(38)	-	(416)
Income tax expense (benefit)	(369)	-	18	-	44	-	(307)
Net income (loss)	$(518)	$259	$110	$122	$(82)	$-	$(109)
Net income (loss) attributable to non-controlling interest	-	78	-	29	(29)	-	78
Net Income (loss) attributable to F & M Bank Corp.	$(518)	$181	$110	$93	$(53)	$-	$(187)

Note 10.
Business Segments, continued

	Nine Months Ended September 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$26,915	$101	$109	$-	$-	$(92)	$27,033
Service charges on deposits	1,102	-	-	-	-	-	1,102
Investment services and insurance income	-	-	673	-	-	(14)	659
Mortgage banking income, net	-	1,664	-	-	-	-	1,664
Title insurance income	-	232	-	734	-	-	966
Other operating income	1,489	(1)	-	-	-	-	1,488
Total income	29,506	1,996	782	734	-	(106)	32,912
Expenses:
Interest Expense	3,403	87	-	-	-	(92)	3,398
Provision for loan losses	2,480	-	-	-	-	-	2,480
Salary and benefit expense	9,877	1,404	437	517	-	-	12,235
Other operating expenses	7,111	538	45	128	36	(14)	7,844
Total expense	22,871	2,029	482	645	36	(106)	25,957
Net income (loss) before taxes	6,635	(33)	300	89	(36)	-	6,955
Income tax expense	597	-	52	-	141	-	790
Net income (loss)	$6,038	$(33)	$248	$89	$(177)	$-	$6,165
Net income attributable to non-controlling interest	-	(10)	-	-	-	-	(10)
Net Income (loss) attributable to F & M Bank Corp.	$6,038	$(23)	$248	$89	$(177)	$-	$6,175
Total Assets	$777,401	$7,103	$6,954	$720	$92,372	$(108,945)	$775,605
Goodwill	$2,670	$65	$-	$57	$164	$-	$2,956

Note 10.  Business Segments, continued

	Three months ended September 30, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,295	$31	$37	$-	$-	$(35)	$9,328
Service charges on deposits	378	-	-	-	-	-	378
Investment services and insurance income	-	-	242	-	-	(3)	239
Mortgage banking income, net	-	529	-	-	-	-	529
Title insurance income	-	123	-	281	-	-	404
Other operating income	646	(49)	-	-	-	-	597
Total income	10,319	634	279	281	-	(38)	11,475
Expenses:
Interest Expense	1,305	34	-	-	-	(35)	1,304
Provision for loan losses	450	-	-	-	-	-	450
Salary and benefit expense	3,312	574	154	172	-	-	4,212
Other operating expenses	2,617	82	16	39	6	(3)	2,757
Total expense	7,684	690	170	211	6	(38)	8,723
Net income (loss) before taxes	2,635	(56)	109	70	(6)	-	2,752
Income tax expense (benefit)	312	-	16	-	(76)	-	252
Net income (loss)	$2,323	$(56)	$93	$70	$70	$-	$2,500
Net income (loss) attributable to non-controlling interest	-	(15)	-	-	-	-	(15)
Net Income attributable to F & M Bank Corp.	$2,323	$(41)	$93	$70	$70	$-	$2,515

Note 11.                   Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $20 million at September 30, 2019 and has decreased from $40.1 million at December 31, 2018. Deposit growth has allowed the Company to fund increases in Loans Held for Sale without increasing FHLB short term debt.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .58% to 2.56%; the weighted average interest rate was 1.63% and 1.96% at September 30, 2019 and December 31, 2018, respectively. The balance of these obligations at September 30, 2019 and December 31, 2018 were $64,304 and $40,125 respectively. The Company borrowed $10,000 during second quarter and $10,000 during the third quarter of 2019, however there were no additional borrowings in 2018. FHLB advances include a $5 million line of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

In addition, the Company had a note payable to purchase a lot adjacent to one of the Bank branches for $85 at September 30, 2018 that was paid on January 1, 2019. There was $85 outstanding on this note at December 31, 2018. VS Title, LLC has a note payable for vehicle purchases with a balance of $5 and $8 at September 30, 2019 and 2018, respectively.

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

Note 12.                        Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$1,263	$1,102	$460	$378
Investment Services and Insurance Income	487	659	165	239
Title Insurance Income	1,116	966	434	404
ATM and check card fees	1,276	1,130	378	395
Other	616	390	334	140
Noninterest Income (in-scope of Topic 606)	4,758	4,247	1,771	1,556
Noninterest Income (out-of-scope of Topic 606)	2,151	1,632	874	591
Total Noninterest Income	$6,909	$5,879	$2,645	$2,147
Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2019
Lease Liabilities	$940
Right-of-use assets	$939
Weighted average remaining lease term	7.26 years
Weighted average discount rate	3.51%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lease cost (in thousands)
Operating lease cost	$32	$55	$96	$125
Total lease cost	$32	$55	$96	$125

Cash paid for amounts included in the measurement of lease liabilities	$38	$55	$113	$125

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of September 30, 2019
Six months ending December 31, 2019	$41
Twelve months ending December 31, 2020	128
Twelve months ending December 31, 2021	110
Twelve months ending December 31, 2022	105
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	627
Total undiscounted cash flows	$1,196
Discount	(256)
Lease liabilities	$940

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its fourteen branch offices as well as its loan production office located in Penn Laird, VA (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, VA. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, VA.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 (formerly SFAS No. 5) “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 (formerly SFAS No. 114), “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310. Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; maturity of lending staff; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Allowances for loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances are calculated on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. All troubled debt restructurings, regardless of dollar amount, are considered impaired loans.

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

Overview

Net income for the nine months ended September 30, 2019 was $2,735 or $.78 per diluted share, compared to $6,175 or $1.71 in the same period in 2018, a decrease of 55.71%. This is a $3,440 decrease compared to the first nine months of 2018. During the nine months ended September 30, 2019, noninterest income increased 17.52% and noninterest expense increased 7.57% over the same period in 2018. Our pre-tax pre-provision operating earnings increased $400 to total of $9,835 versus $9,435 during the nine months ended September 30, 2018. Pre-tax, pre-provision operating earnings also excludes losses on OREO.

During the three months ended September 30, 2019, net income (loss) was ($187) or ($.08) per diluted share, compared to $2,515 or $.70 in the same period in 2018, a decrease of 107.44%. In the three months ended September 30, 2018, noninterest income increased 23.20% and noninterest expense increased 7.28% compared to the same period in 2018. Pre-tax, pre-provision operating earnings increased $132 for the three months ended September 30, 2019 from $3,202 to $3,334. Net income from Bank operations adjusted for income from Parent activities is as follows:

GAAP Financial Measurements:	2019		2018
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,
Net Income (loss) from Bank and Bank subsidiary operations	$2,689	$(226)	$6,264	$2,375
Income (loss) from Parent Company Activities (including VST)	46	39	(89)	140
Net Income (loss)	$2,735	$(187)	$6,175	$2,515
Non-GAAP Financial Measurements:
Add gain (loss) attributable to noncontrolling interest	106	78	(10)	(15)
Add tax expense (benefit)	(75)	(307)	790	252
Add provision for loan and lease losses	6,800	3,750	2,480	450
Add OREO write downs, net	269	-	-	-
Net Income from core operations (Non-GAAP)	$9,835	$3,334	$9,435	$3,202

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I, the 2019 year to date tax equivalent net interest income increased $573 or 2.41% compared to the same period in 2018. The tax equivalent adjustment to net interest income totaled $56 and $103 for the first nine months of 2019 and 2018, respectively. The yield on earning assets increased .14%, while the cost of funds increased .34% compared to the same period in 2018.

The three months ended September 30, 2019 tax equivalent net interest income increased $98 or 1.21% compared to the same period in 2018. The tax equivalent adjustment to net interest income totaled $19 and $62 for the three months ended September 30, 2019 and 2018, respectively.
Year to date, the combination of the increase in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage has resulted in the net interest margin decreasing to 4.52% at September 30, 2019, a decrease of 13 basis points when compared to the same period in 2018. For the three months ended September 30, 2019, the net interest margin decreased 17 basis points when compared to the same period in 2018. A schedule of the net interest margin for the three and nine month periods ended September 30, 2019 and 2018 can be found in Table I.

GAAP Financial Measurements: (Dollars in thousands)	September 30, 2019		September 30, 2018
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$28,745	$9,729	$26,647	$9,179
Interest Income - Securities and Other Interest-Earnings Assets	535	237	386	149
Interest Expense – Deposits	3,714	1,355	2,377	872
Interest Expense - Other Borrowings	1,311	446	1,021	432
Total Net Interest Income	24,255	8,165	23,635	8,024
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	56	19	103	62
Total Tax Benefit on Tax-Exempt Interest Income	56	19	103	62
Tax-Equivalent Net Interest Income	$24,311	$8,184	$23,738	$8,086

The following table provides detail on the components of tax equivalent net interest income:

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 40.03% of rate sensitive assets and 34.91% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively flat yield curve, management has kept deposit rates low, however the Company has had a money market promotion at a higher rate which has driven growth and interest expense. The growth in earning assets and the growth in noninterest bearing accounts has resulted in the decrease in the positive GAP position in the one year time period.

 The increase in noninterest income of $1,030 for the nine-month period ended September 30, 2019 compared to the same period in 2018 is due to growth in service charges on deposits ($161), mortgage banking income ($588), title insurance income ($150) and ATM and check card fees ($146) all due to increased volume. The Company also recognized a referral fee of $193 related to a loan SWAP product. These accretive items were offset by a decline in investment and insurance income of $172. The increase in noninterest income of $498 for the three months ended September 30, 2019, compared to the same period in 2018 is primarily due to growth in mortgage banking income ($378), the loan SWAP fee ($193) and service charges on deposit accounts ($82), again these were offset by a decline in investment and insurance income of $74.

Noninterest expense for the nine months ended September 30, 2019 increased $1,519 as compared to 2018. Expenses increased in the areas of salaries and benefits ($257), audit and exam expense ($117), legal and professional expense ($198), other real estate owned ($388), and ATM and check card fees ($129). For the three months ended September 30, 2018 noninterest expense increased $507. Areas of increase were salary and benefits ($179), other real estate owned ($92), Bank Franchise tax ($90), and ATM and check card fees ($79). Increases in salaries and benefits relate almost entirely to pension settlement costs due to large pension payouts resulting from recent staff retirements. Audit and exam fees increased due to increased state assessment and outsourcing of the internal audit function and loan review function. Legal and professional fees increase relates to consulting engagements for strategic planning, credit administration and deposit operations. Several other real estate owned properties have been disposed of during 2019 resulting in losses. ATM and check card fees have increased due to the growth in new accounts. The FDIC assessment has declined as the FDIC fund hit the target to allow credits to apply.

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

As of September, 30, 2019, the fair value of securities available for sale was below their cost by $4. The portfolio is made up of primarily agency securities with an average portfolio life of just over three years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are no securities that will mature in 2019.

In reviewing investments as of September 30, 2019, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates in a predominately rural area that includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area. The Company operates an indirect dealer division that has grown to approximately 16% of loans held for investment. Management is considering selling a portion of the dealer portfolio in the fourth quarter of 2019. There are no loan concentrations as defined by regulatory guidelines.

Loans Held for Investment of $631,829 decreased $6,970 at September 30, 2019 compared to December 31, 2018. The following categories experienced growth: construction/land development, farmland, consumer and dealer finance.

Loans Held for Sale totaled $80,863 at September 30, 2019, an increase of $24,953 compared to December 31, 2018. The Northpointe participation loan program is typically subject to seasonal fluctuations.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $7,978 at September 30, 2019 compared to $10,205 at December 31, 2018. This decrease from year end can be attributed to one relationship that totaled $4.3 million at year end, absent this relationship nonperforming loans increased $2.1 million in 2019. Although the potential exists for loan losses, management believes the bank has recorded proper reserves and continues to actively work with its customers to effect payment. As of September 30, 2019 and December 31, 2018, the Company held $1,671 and $2,443 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2019	December 31, 2018

Nonaccrual Loans
Real Estate	$3,716	$3,804
Commercial	3,499	5,172
Home Equity	27	269
Other	443	160
	$7,685	$9,405
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	204	726
Commercial	-	-
Home Equity	86	63
Other	3	11
	293	800
Total Nonperforming loans	$7,978	$10,205

Restructured Loans current and performing:
Real Estate	3,611	6,574
Commercial	1,237	1,249
Home Equity	718	-
Other	197	205

Nonperforming loans as a percentage of loans held for investment	1.26%	1.60%

Net charge offs to total loans held for investment	.48%	.58%

Allowance for loan and lease losses to nonperforming loans	112.58%	51.34%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

The allowance for loan losses provides for the risk that borrowers will be unable to repay their obligations. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies, consumer confidence and the value of the underlying collateral. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies.

Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and trends in past due and criticized loans. Specific factors evaluated include, among others, internally generated loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Bank’s watch list or schedule of classified loans.

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

Loans that are not impaired are categorized by call report code into unimpaired and classified loans. For unimpaired loans an estimate is calculated based on actual loss experience over the last two years, which is a change in methodology from prior five year lookback period for all segments, other than dealer. During the second quarter of 2019, Management shortened the historical lookback period for all segments to two years. Management feels the change in methodology was necessary given the rise in charge offs experienced in the last two years compared to the average over the past five years. The shorter period is believed to be more indicative of the risk remaining in the loan portfolio given recent asset quality trends. This change in methodology and increase in provision expense is detailed in Note 4 of the consolidated financial statements.  For classified loans, loans are grouped by call code and past due or adverse risk rating. Loss rates are assigned based on actual loss experience over the last two years multiplied by a risk factor. The Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $8,982 at September 30, 2019 is equal to 1.42% of total loans held for investment. This compares to an allowance of $5,240 or .82% of total loans at December 31, 2018. Nonaccrual loans at September 30, 2019 totaled $7,685 compared to $9,405 at December 31, 2018; however, the decline in nonperforming loans is primarily attributable to one large commercial relationship of approximately $4.3 million as of year-end that was taken out of the bank during the third quarter 2019. Absent this one large relationship, nonaccrual loans at September 30, 2019 increased by approximately $2.6 million from December 31, 2018. In addition, classified loans (internally rated substandard or watch) increased significantly from a total of $23.0 million at December 31, 2018 to $40.5 million at September 30, 2019, or 76.09%. Recent external loan reviews have resulted in several downgrades in internal risk ratings, policy underwriting exceptions have increased, and Management has become more aggressive in loan workouts and charging off loans. Enhancements to the credit culture of the Company that Management feels will greatly improve the Company’s ability to monitor and identify problem credits are in process. Past due and adversely risk rated loans that are not considered impaired have historically received higher allocation factors within the Company’s allowance for loan losses calculation. However, with the large increase in classified loans during the third quarter of 2019, Management increased the qualitative factors to reflect the risk of rising classified loans and underwriting exceptions. Also, during the second quarter of 2019, Management changed the lookback period for calculating the allowance for loan losses from five years to two years as a shorter lookback period is considered more indicative of the risk remaining in the loan portfolio given the increased charge-offs experienced.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses, continued

The change in the lookback period resulted in an increase of $1,805 in the allowance for loan losses from December 31, 2018 and increases in qualitative factor adjustments described above regarding the level of underwriting exceptions and classified loans resulted in an approximate $1.9 million increase in the allowance for loan losses from December 31, 2018 to September 30, 2019. The level of specific reserves included in the allowance for loan losses was approximately $1.6 million at both September 30, 2019 and December 31, 2018. As a result of management’s analysis and change in the allowance methodology to reduce the historical lookback period, the Company recorded a $6,800 provision for loan losses for the first nine months of 2019, $3,750 for the three months ended September 30, 2019 compared to $450 thousand and $2,480 for the three and nine months ended September 30, 2018, respectively. Management will continue to monitor nonperforming, adversely classified and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at September 30, 2019 have increased $27,110 since December 31, 2018. Noninterest bearing deposits increased $11,933 while interest bearing increased $15,177. The increase in deposits is a direct result of the banks efforts to grow customer deposits through branch operations, business development and money market promotion. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At September 30, 2019 and December 31, 2018, the Company had a total of $22.1 million and $22.5 million of combined balances in these programs.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of September 30, 2019, short-term debt consisted of $20,000 in FHLB short-term borrowings. This compared to FHLB short-term borrowings of $30,000 at December 31, 2018. There were no balances in Federal funds purchased at September 30, 2019 and a balance of $10,116 at December 31, 2018.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund loan growth and also assist the Bank in matching the maturity of its fixed rate real estate loan portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. The Company borrowed an additional $30,000 in long term debt advances during the first nine months of 2019, there were no new borrowings in 2018. Repayments totaled $5,909 during the nine months ended September 30, 2019. Long term FHLB borrowings totaled $64,304 and $40,125 at September 30, 2019 and December 31, 2018.

The Company also had a note payable on a lot adjacent to one of the branches in the amount of $85 at December 31, 2018, which was paid in full in January 2019. VS Title, LLC has a vehicle loan with a balance of $5 at September 30, 2019 and December 31, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At September 30, 2019, the Bank had Common Equity Tier I capital of 12.77%, Tier I capital of 12.77% of risk weighted assets and combined Tier I and II capital of 14.02% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 30, 2018, the Bank had Common Equity Tier I capital of 13.65%, Tier I capital of 13.65% of risk weighted assets and combined Tier I and II capital of 14.44% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At September 30, 2019 and December 31, 2018, the Bank reported a leverage ratio of 10.96% and 11.79%, respectively, which was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.02% at September 30, 2019 and 6.44% at December 31, 2018. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservation buffer was fully phased in on January 1, 2019 at 2.5%.

Community Bank Leverage Ratio

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company is currently evaluating whether to opt into the CBLR framework.

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

Liquidity, continued

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

As of September 30, 2019, the Company had a cumulative Gap Rate Sensitivity Ratio of 14.61% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Effect of Newly Issued Accounting Standards

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies. Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set up stage with expectations of running parallel for all of 2020 and all data has been archived under the current model.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018			September 30, 2019			September 30, 2018
Average		Income/	Average		Income/	Average		Income/	Average		Income/	Average
	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates	Balance2,4	Expense	Rates
Interest income
Loans held for investment1,2	$643,451	$27,405	5.69%	$630,016	$25,975	5.51%	$638,240	$9,173	5.70%	$639,195	$8,924	5.54%
Loans held for sale	52,706	1,397	3.54%	32,904	775	3.15%	63,102	574	3.61%	39,791	317	3.16%
Federal funds sold	9,579	155	2.16%	4,708	62	1.76%	21,152	112	2.10%	8,705	44	2.01%
Interest bearing deposits	1,816	29	2.14%	985	11	1.49%	3,755	20	2.11%	784	4	2.02%
Investments
Taxable 3	11,225	348	4.14%	13,755	313	3.04%	13,672	105	3.05%	14,153	101	2.83%
Partially taxable	124	2	2.16%	124	-	-	124	1	3.20%	123	-	-
Total earning assets	$718,901	$29,336	5.46%	$682,492	$27,136	5.32%	$740,045	$9,985	5.35%	$702,751	$9,390	5.30%
Interest Expense
Demand deposits	183,852	150.11%		119,497	97.11%		198,332	49.10%		127,155	42.47%
Savings	106,873	1,766	2.21%	123,522	782.85%		103,354	684	2.63%	124,371	295.46%
Time deposits	149,231	1,798	1.61%	163,002	1,498	1.23%	144,795	622	1.70%	160,816	535	1.05%
Short-term debt	32,361	607	2.51%	22,242	282	1.70%	31,196	189	2.39%	38,568	146	1.50%
Long-term debt	48,086	704	1.96%	47,735	739	2.07%	56,966	257	1.80%	46,616	286	2.43%
Total interest bearing liabilities	$520,403	$5,025	1.29%	$475,998	$3,398.95%		$534,643	$1,801	1.34%	$497,526	$1,304	1.04%

Tax equivalent net interest income		$24,311			$23,738			$8,184			$8,086

Net interest margin			4.52%			4.65%			4.39%			4.56%

1 Interest income on loans includes loan fees.
2 Loans held for investment include nonaccrual loans.
3 An incremental income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans in 2019 and 34% was used in 2018.
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
September 30, 2019
(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Not Classified	Total

Uses of funds
Loans
Commercial	$40,524	$17,313	$113,786	$25,409	$-	$197,032
Installment	2,285	1,900	84,134	23,750	-	112,069
Real estate loans for investments	88,389	42,356	175,316	13,644	-	319,705
Loans held for sale	80,863	-	-	-	-	80,863
Credit cards	3,023	-	-	-	-	3,023
Interest bearing bank deposits	1,600	-	-	-	-	1,600
Federal funds sold	12,963					12,963
Investment securities	124	1,997	2,996	339	-	5,456
Total	$229,771	$63,566	$376,232	$63,142	$-	$732,711

Sources of funds
Interest bearing demand deposits	$-	$75,302	$111,017	$17,858	$-	$204,177
Savings deposits	-	20,565	61,696	20,565	-	102,826
Other certificates of deposit	11,734	44,263	86,356	-	-	142,353
Short-term borrowings	20,000	-	-	-	-	20,000
Long-term borrowings	1,108	13,321	28,255	21,625	-	64,309
Total	$32,842	$153,451	$287,324	$60,048	$-	$533,665

Discrete Gap	$196,929	$(89,885)	$88,908	$3,094	$-	$199,046

Cumulative Gap	$196,929	$107,044	$195,952	$199,046	$199,046

Ratio of Cumulative Gap to Total Earning Assets	26.88%	14.61%	26.74%	27.17%	27.17%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2019. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from guidance contained in FDICIA 305.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

Date: November 12, 2019	By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).