Form 10-K
period 2019-12-31
F&M BANK CORP
filed 2020-03-16
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2019

Commission file number: 0-13273

F & M BANK CORP.
(Exact name of registrant as specified in its charter)

Virginia	54-1280811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 1111, Timberville, Virginia 22853
(Address of principal executive offices) (Zip Code)

(540) 896-8941
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 2,823,448 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2019 was approximately $79,621,228 based on the closing sales price of $28.20 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 11, 2020, there were 3,192,462 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2020 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and a majority interest in VSTitle, LLC (“VST”). TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage, LLC ( “F&M Mortgage”).

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

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re-insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville. VST provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville and Charlottesville, Virginia.

The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and indirect auto lending. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

The Company’s and the Bank’s principal executive office is located at 205 South Main Street, Timberville, Virginia 22853, and its phone number is (540) 896-8941.

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

Employees

On December 31, 2019, the Bank had 173 full-time and part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision

General. The operations of the Company and the Bank are subject to federal and state statutes, which apply to bank holding companies, financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). These include, but are not limited to, the filing of annual, quarterly, and other current reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

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

The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve Board determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include but are not limited to securities underwriting and dealing, insurance underwriting, and making merchant banking investments. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low-Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in certain of the activities described above or to acquire interests engaging in these activities.

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

Capital Requirements. Effective January 1, 2015, the Federal Reserve, the Federal Deposit Insurance Company (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) adopted a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The minimum capital requirements currently applicable to the Bank are: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule established a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective on January 1, 2019, results in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2019, were 13.30% and 10.89%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators in 2019 jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (“CFPB”), which has the ability to implement, examine and enforce complaints with federal consumer protection laws, which govern all financial institutions. For smaller financial institutions, such as the Company and the Bank, their primary regulators will continue to conduct its examination activities.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans,collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their riskmanagement processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.

Forward-Looking Statements

Certain information contained in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements are subject to known and unknown risks including, but not limited to:

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
●
Changes in our competitive position, competitive actions by other financial institutions, financial technology forms and others and the competitive nature of the financial services industry and our ability to compete effectively in our banking markets;
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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2019 and 2018:

Period	Class of Service	Percentage of Total Revenues

December 31, 2019	Interest and fees on loans held for investment	73.75%
December 31, 2018	Interest and fees on loans held for investment	78.26%

PART I, continued

Item 1. Business, continued

Executive Officers of the Company

Mark C. Hanna, 51, has served as President/CEO of the Bank since July 1, 2018. Prior to that he served as President since December 2017. Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 through November 2014.

Carrie A. Comer, 50, has served as Executive Vice President and Chief Financial Officer of the Bank and the Company since March 1, 2018. Prior to that she served as Senior Vice President/Chief Financial Officer of the Company and Bank since June 2013. Ms. Comer served as Vice President/Controller of the Bank from March 2009 to June 2013. From December 2005 to March 2009, Ms. Comer served as Assistant Vice President/Controller of F&M Bank.

Stephanie E. Shillingburg, 58, has served as Executive Vice President/Chief Banking Officer of the Bank and the Company since July 2016, Executive Vice President/Chief Retail Officer from June 2013 until July 2016 and Senior Vice President/Branch Administrator from February 2005 until June 2013. She also served as Vice President/Branch Administrator from March 2003 until February 2005 and as Branch Manager of the Edinburg Branch from February 2001 until March 2003.

Edward Strunk, 63, has served as Executive Vice President and Chief Credit Officer of the Bank and the Company since March 1, 2018. Prior to that he served as Senior Vice President/Senior Lending Officer since July 2006, Senior Vice President/Commercial Loan Administrator from May 2011 until July 2016, Vice President/Commercial Loan Administrator from February 2011 until May 2011 and Vice Present/Business Development Officer III from May 2007 until February 2011.

Barton E. Black, 49, has served as Executive Vice President and Chief Strategy & Risk Officer of the Bank and the Company since March 1, 2019. Prior to joining the company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia from August 2012 through February 2019.

Item 1A. Risk Factors

Not required.

PART I, continued

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The locations of F & M Bank Corp. and its subsidiaries are shown below.

Corporate Offices	205 South Main Street	Timberville, VA 22853
Timberville Branch	165 New Market Road	Timberville, VA 22853
Elkton Branch	127 West Rockingham Street	Elkton, VA 22827
Broadway Branch	126 Timberway	Broadway, VA 22815
Bridgewater Branch	100 Plaza Drive	Bridgewater, VA 22812
Edinburg Branch	300 Stoney Creek Blvd.	Edinburg, VA 22824
Woodstock Branch	161 South Main Street	Woodstock, VA 22664
Crossroads Branch	80 Cross Keys Road	Harrisonburg, VA 22801
Coffman’s Corner Branch	2030 Legacy Lane	Harrisonburg, VA 22801
Luray Branch	700 East Main Street	Luray, VA 22835
Myers Corner Branch	30 Gosnell Crossing	Staunton, VA 24401
North Augusta Branch	2813 North Augusta Street	Staunton, VA 22401
Craigsville Branch	125 W. Craig Street	Craigsville, VA 24430
Grottoes Branch	200 Augusta Avenue	Grottoes, VA 24441
Stuarts Draft	2782 Stuarts Draft Highway	Stuarts Draft, VA 24477
Dealer Finance Division	4759 Spotswood Trail	Penn Laird, VA 22846

F&M Mortgage offices are located at:
Harrisonburg Office	2040 Deyerle Avenue, Suite 107	Harrisonburg, VA 22801
Fishersville Office	19 Myers Corner Drive, Suite 105	Staunton, VA 24401
Woodstock Office	161 South Main Street	Woodstock, VA 22664

VSTitle offices are located at:
Harrisonburg Office	410 Neff Avenue	Harrisonburg, VA 22801
Fishersville Office	1707 Jefferson Highway	Fishersville, VA 22939
Charlottesville Office	154 Hansen Rd., Suite 202-C	Charlottesville, VA 22911

With the exception of the Luray Branch, Dealer Finance Division, and the North Augusta Branch, the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations. The Woodstock office of F&M Mortgage is leased from F&M Bank. All offices of VST are leased.

Through an agreement with FCTI, Inc., the Bank also operates cash only ATMs at three Food Lion grocery stores, one in Mt. Jackson, Virginia and two in Harrisonburg, Virginia.

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

Transfer Agent and Registrar
Broadridge Corporate Issuer Solutions
PO Box 1342
Brentwood, NY 11717

Stock Performance
The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, assuming an investment of $100 in the Company’s common stock on December 31, 2014, and the reinvestment of dividends.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
F & M Bank Corp.	100.00	120.47	142.79	187.16	175.50	175.67
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank Index	100.00	101.71	128.51	151.75	126.12	170.79

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Dividends

Dividends to common shareholders totaled $3,272 and $3,890 in 2019 and 2018, respectively. In addition to regular dividends totaling $1.00 per share, a special dividend of $0.20 per share was paid in 2018 to mark the Bank’s 110th anniversary. Preferred stock dividends were $315 and $413 in 2019 and 2018, respectively. Regular quarterly dividends have been declared for at least 26 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 77.27% in 2019 compared to 46.15% (including special dividend) in 2018.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases and Holders

On October 20, 2016, the Company’s Board of Directors approved a plan to repurchase up to 150,000 shares of common stock. Shares repurchased through the end of 2019 totaled 131,528 shares; of this amount, 60,104 were repurchased in 2019 at an average price of $29.90 per share. During the fourth quarter of 2019, 14,200 shares were repurchased on 11/8/19.

The number of common shareholders was approximately 2,142 as of March 6, 2020. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

PART II, continued

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2019	20187	20177	20166	20156
Income Statement Data:
Interest and Dividend Income	$38,210	$36,377	$33,719	$32,150	29,404
Interest Expense	6,818	4,832	3,897	3,599	2,876
Net Interest Income	31,392	31,545	29,822	28,551	26,528
Provision for Loan Losses	7,405	2,930	-	-	300
Net Interest Income After Provision for Loan Losses	23,987	28,615	29,822	29,822	26,228
Noninterest Income6	10,759	8,770	8,517	6,313	5,412
Low income housing partnership losses	(839)	(767)	(625)	(731)	(619)
Noninterest Expenses6	29,518	26,744	24,719	21,272	19,554
Income before income taxes	4,389	9,874	12,995	12,861	11,467
Income Tax Expense (Benefit)	(250)	1,041	4,202	3,099	2,886
Net income attributable to noncontrolling interest	(130)	(10)	(31)	(194)	(164)
Net Income attributable to F & M Bank Corp.	$4,509	$8,823	$8,762	$9,568	$8,417
Per Common Share Data:
Net Income – basic	$1.32	$2.60	$2.68	$2.77	$2.40
Net Income - diluted	1.30	2.45	2.41	2.57	2.25
Dividends Declared	1.02	1.20	.94	.80	.73
Book Value per Common Share	27.11	26.68	25.65	24.18	22.38
Balance Sheet Data:
Assets	$813,999	$779,743	$752,894	$744,889	$665,357
Loans Held for Investment	603,425	638,799	616,974	591,636	544,053
Loans Held for Sale	66,798	55,910	39,775	62,735	57,806
Securities	18,015	21,844	41,243	39,475	25,329
Deposits	641,709	591,325	569,177	537,085	494,670
Short-Term Debt	10,000	40,116	25,296	40,000	24,954
Long-Term Debt	53,201	40,218	49,733	64,237	48,161
Stockholders’ Equity	91,575	91,401	91,027	86,682	82,950
Average Common Shares Outstanding – basic	3,189	3,238	3,270	3,282	3,291
Average Common Shares Outstanding – diluted	3,460	3,596	3,632	3,717	3,735
Financial Ratios:
Return on Average Assets1	0.57%	1.15%	1.17%	1.34%	1.31%
Return on Average Equity1	4.93%	9.67%	9.89%	11.18%	10.46%
Net Interest Margin	4.33%	4.65%	4.48%	4.34%	4.43%
Efficiency Ratio 2	69.03%	66.04%	64.27%	60.78%	60.97%
Dividend Payout Ratio - Common	77.27%	46.15%	35.07%	28.88%	30.42%
Capital and Credit Quality Ratios:
Average Equity to Average Assets1	11.48%	11.90%	12.10%	11.97%	12.49%
Allowance for Loan Losses to Loans3	1.39%	0.82%	0.98%	1.27%	1.61%
Nonperforming Loans to Total Assets4	0.70%	1.31%	0.94%	0.65%	0.98%
Nonperforming Assets to Total Assets5	0.89%	1.62%	1.21%	0.94%	1.34%
Net Charge-offs to Total Loans3	0.71%	0.58%	0.24%	0.21%	0.04%

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
5
Calculated based on 90 day past due, non-accrual and OREO to Total Assets.
6
Data for 2015 and 2016 does not reflect the reclassification of F&M Mortgage to report gross income/expense rather than net
7
The 2018 and 2017 financial information has been restated to reflect the correction of a prior periods error (see Note 3 to the Consolidated Financial Statements)

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

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

Dealer Finance Division

In September 2012, the Bank started a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was originally staffed with three officers that have extensive experience in Dealer Finance. Based on the strong growth of this division the staff has been increased to six employees. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately fifty dealers have signed contracts to originate loans on behalf of the Bank. As of year end 2019, the division had total loans outstanding of $78,976.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Allowance for Loan Losses, continued

Allowances for loan losses are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances, if required are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard, Watch or Doubtful risk grades and on all troubled debt restructurings. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Overview

The Company’s net income for 2019 totaled $4,509 or $1.32 per common share basic, a decrease of 49% from $8,823 or $2.60 a share in 2018. Return on average equity decreased in 2019 to 4.93% versus 9.67% in 2018, and the return on average assets decreased from 1.15% in 2018 to .57% in 2019. The Company’s net income per share (dilutive) totaled $1.30 in 2019, a decrease from $2.45 in 2018.

Changes in Net Income per Common Share (Basic)

	2019	2018
	to 2018	to 2017

Prior Year Net Income Per Common Share (Basic)	$2.60	$2.68
Change from differences in:
Net interest income	(0.05)	.37
Provision for loan losses	(1.40)	(0.90)
Noninterest income, excluding securities gains	0.56	0 .03
Security gains (losses), net		0 .01
Noninterest expenses	(.87)	(0.63)
Income taxes	0.40	1.02
Effect of preferred stock dividend	0.03	-
Change in average shares outstanding	0 .05	0 .02
Total Change	(1.28)	(0.08)
Net Income Per Common Share (Basic)	$1.32	$2.60

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income decreased 0.49% from 2018 to 2019 following an increase of 5.78% from 2017 to 2018. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax equivalent net interest income for 2019 was $31,466 representing a decrease of $160 or 0.51% over the prior year. A 3.24% increase in 2018 versus 2017 resulted in total tax equivalent net interest income of $31,626.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income. For a reconciliation of tax equivalent net interest income to GAAP measures, see the following table.

Tax equivalent income on earning assets increased $1,826 in 2019 compared to 2018. Loans held for investment, expressed as a percentage of total earning assets, decreased in 2019 to 87.41% as compared to 92.72% in 2018. During 2019, yields on earning assets decreased 3 basis points (BP), primarily due to changes in the earning asset categories, specifically an increase in loans held for sale, federal funds sold and interest bearing deposits, while loans held for investment decreased. The average cost of interest bearing liabilities increased 28BP in 2019, following an increase of 19BP in 2018. The increase in 2019 is due to increased cost of deposits and growth in interest bearing deposits, as well as increased cost of borrowings from FHLB.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2019	2018

Interest Income – Loans	$37,348	$35,798
Interest Income - Securities and Other Interest-Earnings Assets	862	579
Interest Expense – Deposits	5,170	3,425
Interest Expense - Other Borrowings	1,648	1,407
Total Net Interest Income	31,392	31,545

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	74	81
Total Tax Benefit on Tax-Exempt Interest Income	74	81
Tax-Equivalent Net Interest Income	$31,466	$31,626

Interest Income

Tax equivalent interest income decreased $160 or 0.51% in 2019, after increasing 4.23% or $1,284 in 2018. Overall, the yield on earning assets decreased 0.03%, from 5.30% to 5.27%. Average loans held for investment declined during 2019, with average loans outstanding decreasing $2,318 to $635,110. Average real estate loans decreased 4.17%, commercial loans decreased 1.62% and consumer installment loans increased 14.28% on average. The increase in average consumer loans is a result of the growth in our Dealer Finance Division despite the fourth quarter sale of a portion of the dealer portfolio. The decrease in tax equivalent net interest income is due primarily to the increase in deposit cost related to the 8.30% growth in average interest bearing deposits.

Interest Expense

Interest expense increased $1,986 or 41.10% during 2019. The average cost of funds of 1.30% increased 28BP compared to 2018, which followed an increase of 19BP in 2018. Average interest bearing liabilities increased $47,683 or 10.02% in 2019. Changes in the cost of funds attributable to rate and volume variances are in a following table.

The analysis on the next page reveals a decrease in the net interest margin to 4.33% in 2019 from 4.60% in 2018, primarily due to changes in balance sheet mix during the year and rising costs of interest bearing deposits and borrowings.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Consolidated Average Balances, Yields and Rates1

	2019			2018
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans2
Commercial	$184,954	$10,145	5.49%	$187,999	$9,754	5.19%
Real estate	329,825	17,810	5.40%	344,191	17,946	5.21%
Consumer	120,321	7,614	6.33%	105,288	_ 7,115	6.77%

Loans held for investment4	635,110	35,569	5.60%	637,478	34,815	5.46%
Loans held for sale	58,307	1,853	3.18%	29,971	1,064	3.48%

Investment securities3
Fully taxable	13,290	492	3.70%	13,702	457	3.34%
Partially taxable	124	3	2.42%	124	2	1.61%-

Total investment securities	13,414	495	3.69%	13,826	459	3.32%

Interest bearing deposits in banks	1,610	33	2.05%	924	15	1.62%
Federal funds sold	18,145	334	1.84%	5,364	105	1.96%
Total Earning Assets	726,586	38,284	5.27%	687,563	36,458	5.30%

Allowance for loan losses	(6,815)			(6,416)
Nonearning assets	77,100			85,172
Total Assets	$796,871			$766,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$89,823	$212.24%		$87,079	$149.17%
Savings	208,551	2,539	1.22%	162,718	1,209.74%
Time deposits	147,107	2,418	1.64%	161,635	2,067	1.28%

Total interest bearing deposits	445,581	5,170	1.16%	411,432	3,425.83%

Short-term debt	27,684	688	2.49%	24,336	456	1.87%
Long-term debt	50,496	960	1.90%	40,210	951	2.37%

Total interest bearing liabilities	523,661	6,818	1.30%	475,978	4,832	1.02%

Noninterest bearing deposits	165,731			161,860
Other liabilities	15,991			37,267

Total liabilities	705,383			675,105
Stockholders’ equity	91,488			91,214

Total liabilities and stockholders’ equity	$796,871			$766,319
Net interest earnings		$31,466			$31,626

Net yield on interest earning assets (NIM)			4.33%			4.60%

1
Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21%.
2
Interest income on loans includes loan fees.
3
Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4
Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table illustrates the effect of changes in volumes and rates.

	2019 Compared to 2018
	Increase (Decrease)
	Due to Change		Increase
	in Average:		Or
	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$(129)	$883	$754
Loans held for sale	1,006	(217)	789
Investment securities
Fully taxable	(14)	49	35
Partially taxable	-	1	1

Interest bearing deposits in banks	11	7	18
Federal funds sold	251	(22)	229
Total Interest Income	1,125	701	1,826

Interest expense
Deposits
Demand - interest bearing	3	60	63
Savings	454	876	1,330
Time deposits	485	(134)	351

Short-term debt	63	169	232
Long-term debt	244	(234)	10
Total Interest Expense	1,249	737	1,986
Net Interest Income	$(124)	$(36)	$(160)

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

Noninterest income increased 23.95% or $1,917, in 2019. Included in 2019 was a onetime gain on the sale of a portion of the dealer portfolio of $618. The 2019 increase, net of the gain on the dealer portfolio, is due to growth in the gross revenue of VST Title, F & M Financial services and F&M Mortgage and service charges on deposit accounts. The losses on low income housing projects increased 9.39% in 2019 which is consistent with growth in the underlying investments.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Noninterest Expense

Noninterest expenses increased from $26,744 in 2018 to $29,518 in 2019, a 10.37% increase. Salary and benefits increased 4.99% to $17,151 in 2019. This increase was the result of normal salary increases, pension settlement costs and severance packages expensed during the year. Other real estate owned, net increased $548 due to an increased effort to dispose of properties. Other areas of increase include data processing, legal and professional and other operating expenses. Total noninterest expense as a percentage of average assets totaled 3.70% and 3.49% in 2019 and 2018, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) were 2.81% for 2019 and 2018.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated and third-party loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. Based on the factors outlined above, the current year provision for loan losses totaled $7,405 compared to $2,930 for 2018. The current levels of the allowance for loan losses reflect increased net charge-off activity and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. During 2019, management has made a tremendous effort to lower nonperforming loans, including through charge-off of loan balances after disposal. As a result nonperforming loans decreased from 1.60% of loans held for investment at December 31, 2018 to 0.94% at December 31, 2019. There has been an increase in substandard loans during 2019 and that along with loan review results have increased the allowance for loan losses despite the improvements in nonperforming loans. Management will continue to monitor nonperforming, adversely classified and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Net loan charge-offs were $4,255 in 2019 and $3,734 in 2018. The increase reflects management’s efforts or reduce nonperforming loans throughout 2019. Net charge-offs as a percentage of loans held for investment totaled 0.71% and 0.58% in 2019 and 2018, respectively. The construction and development charge-off percentage is the largest category at 0.38% of loans held for investment and dealer finance was 0.16%. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were 0.09% in 2019 and 0.08% in 2018. The Bank anticipates losses will remain above peer due to the Dealer Finance Division, however losses in this segment have been in line with expectations and are closely monitored.

Balance Sheet

Total assets increased 4.39% during the year to $813,999, an increase of $34,256 from $779,743 in 2018. Cash and cash equivalents increased $64,892, Net loans held for investment declined $38,524, Loans held for sale increased $10,888, and other asset categories experienced modest fluctuations. Average earning assets increased 5.68% to $726,586 at December 31, 2019. The increase in earning assets is due largely to the growth in the loans held for sale, which is the short-term loan participation program with Northpointe Bank and the growth in federal funds sold as a result of deposit growth. Deposits grew $50,384 and other liabilities decreased $16,302 in 2019. Average interest bearing deposits increased $34,149 for 2019 or 8.30%, with increases in interest-bearing demand accounts and savings while time deposits declined. The Company continues to utilize 34,149 of its assets well, with 8.30% of average assets consisting of earning assets.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Investment Securities

Total securities decreased $3,829 or 17.53% in 2019 to $18,015 at December 31, 2019 from $21,844 at December 31, 2018. Average balances in investment securities decreased 2.98% in 2019 to $13,414. At year end, 1.85% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 3.69% for 2019, up from 3.32% in 2018.

There were no Other Than Temporary Impairments (OTTI) write-downs in 2019 or 2018. There were no security gains or losses in 2019 or 2018.

The composition of securities at December 31 was:

(Dollars in thousands)	2019	2018
Available for Sale1
U.S. Treasury and Agency	$1,989	$7,886
Mortgage-backed obligations of federal agencies2	319	403
Other debt securities	2,058	-
Total	4,366	8,289

Held to Maturity
U.S. Treasury and Agency	124	123
Total	124	123

Other Equity Investments	13,525	13,432
Total Securities	$18,015	$21,844

1
At estimated fair value. See Note 4 to the Consolidated Financial Statements for amortized cost.
2
Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of securities at December 31, 2019 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 5 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	AmountYield	Total	Yield

Debt Securities Available for Sale

U.S. Treasury & Agency	$-		$1,989	3.00%	$-		$-	$1,989	3.00%
Mortgage-backed obligations of federal agencies	-		-		319	2.49%	-	319	2.49%
Other debt securities	-		2,058	1.07%	-		-	2,058	1.07%
Total	$-		$4,047	2.66%	$319	2.49%	$-	$4,366	2.65%

Debt Securities Held to Maturity

U.S. Treasury & Agency	$124	2.42%	$3		$-		$-	$124	2.42%
Total	$124	2.42%	$3		$-		$-	$124	2.42%

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

The Company’s portfolio of loans held for investment totaled $603,425 at December 31, 2019 compared with $638,799 at December 31, 2018. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Real estate mortgages decreased $20,950 or 8.17%. Construction loans increased $15,472 or 25.09%. Commercial loans, including agricultural and multifamily loans, decreased 5.52% during 2019 to $198,467. The Bank also has loan participation arrangements with several other banks within the region to aid in diversification of the loan portfolio geographically, by collateral type and by borrower.

Consumer loans decreased $18,320 or 17.08% mainly due to the sale of a portion of the dealer finance division loans, resulting in a December 31, 2019 balance in this portfolio of $78,976. A gain of $618 thousand was recognized on the sale. Consumer loans include personal loans, auto loans and other loans to individuals. Credit card balances decreased $62 to $3,122 but are a minor component of the loan portfolio. The following table presents the changes in the loan portfolio over the previous five years categorized in business segments, rather than regulatory call report as in footnote.

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015

Real estate – mortgage	$235,564	$256,514	$250,891	$238,631	$232,321
Real estate – construction	77,131	61,659	71,620	76,172	69,759
Consumer	88,928	107,248	81,458	72,048	62,239
Commercial	158,466	179,476	182,360	178,392	153,691
Agricultural	34,637	20,917	17,064	15,876	15,672
Multi-family residential	5,364	9,665	10,298	7,605	7,559
Credit cards	3,122	3,184	2,939	2,822	2,745
Other	213	136	344	90	67
Total Loans	$603,425	$638,799	$616,974	$591,636	$544,053

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2019:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and
agricultural loans	$57,806	$114,232	$21,065	$193,103
Multi-family residential	61	5,303	-	5,364
Real Estate – mortgage	77,592	153,779	4,193	235,564
Real Estate – construction	45,465	21,341	10,325	77,131
Consumer – dealer/credit cards/other	6,844	69,438	15,981	92,263
Total	$187,768	$364,093	$51,564	$603,425

Loans with predetermined rates	$25,484	$84,873	$33,203	$143,560
Loans with variable or adjustable rates	162,284	279,220	18,361	459,865
Total	$187,768	$364,093	$51,564	$603,425

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

Fixed rate real estate loans have been partially funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for three, five or ten year periods at a fixed rate or as a revolving line of credit.

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

Approximately 79% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Market values continue to be stable with increases in sales prices, reduction in inventory and reduction in days on the market. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

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

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due still accruing. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $531 in additional interest income in 2019 had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $5,729 at December 31, 2019 compared to $10,205 at December 31, 2018. At December 31, 2019, there were $722 of loans 90 days or more past due and accruing. Nonperforming loans have decreased approximately $4,476 since December 31, 2018. Management has made a concerted effort to reduce nonperforming loans during 2019, some of this is reflected in the growth in charge-offs during the year.

Approximately 91% of these nonperforming loans are secured by real estate and were in the process of collection. The Bank believes that it is generally well secured or specific reserves have been established and continues to actively work with its customers to effect payment. As of December 31, 2019, the Company holds $1,489 of real estate which was acquired through foreclosure.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to nonperforming loans:

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual Loans:
Real Estate	$1,721	$3,804	$5,628	$4,204	$5,698
Commercial	3,036	5,172	599	70	109
Home Equity	-	269	451	311	40
Other	250	160	226	178	108

Loans past due 90 days or more:
Real Estate	619	726	143	81	272
Commercial	-	-	-	-	25
Home Equity	15	63	-	-	107
Other	88	11	55	26	67

Total Nonperforming loans	$5,729	$10,205	$7,102	$4,870	$6,526

Restructured Loans current and performing:
Real Estate	3,644	6,574	7,710	8,641	8,713
Commercial	1,223	1,249	-	1,121	1,463
Home Equity	716	-	-	-	1,414
Other	167	205	78	76	91

Nonperforming loans as a percentage of loans held for investment	.94%	1.60%	1.15%	.82%	1.20%

Net Charge Offs to Total Loans Held for Investment	.71%	.58%	.24%	.21%	.04%

Allowance for loan and lease losses to nonperforming loans	146.47%	51.34%	85.10%	154.89%	134.55%

Potential Problem Loans

As of December 31, 2019, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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

The allowance for loan losses of $8,390 at December 31, 2019 is equal to 1.39% of total loans held for investment. This compares to an allowance of $5,240 or .82% of total loans at December 31, 2018. Nonaccrual loans at December 31, 2019 totaled $5,007 compared to $9,405 at December 31, 2018; however, the decline in nonaccrual loans is primarily attributable to one large commercial relationship of approximately $4.3 million as of December 31, 2018 that was taken out of the bank during the third quarter 2019. Absent this one large relationship, nonaccrual loans at December 31, 2019 remained relatively consistent with December 31, 2018. In addition, classified loans (internally rated substandard or watch) increased significantly from a total of $23.0 million at December 31, 2018 to $38.5 million at December 31, 2019, or 67.47%. Recent external loan reviews have resulted in several downgrades in internal risk ratings, policy underwriting exceptions have increased, and Management has become more aggressive in loan workouts and charging off loans. Enhancements to the credit culture of the Company that Management feels will greatly improve the Company’s ability to monitor and identify problem credits have been put in place. Past due and adversely risk rated loans that are not considered impaired have historically received higher allocation factors within the Company’s allowance for loan losses calculation. However, with the large increase in classified loans during the third quarter of 2019, Management increased the qualitative factors to reflect the risk of rising classified loans and underwriting exceptions. Also, during the second quarter of 2019, Management changed the lookback period for calculating the allowance for loan losses from five years to two years as a shorter lookback period is considered more indicative of the risk remaining in the loan portfolio given the increased charge-offs experienced.

The change in the lookback period resulted in an increase of $1,098 in the allowance for loan losses from December 31, 2018 and increases in qualitative factor adjustments described above regarding the level of underwriting exceptions and classified loans resulted in a $1,932 increase in the allowance for loan losses from December 31, 2018 to December 31, 2019. The level of specific reserves included in the allowance for loan losses was approximately $1.8 million at December 31, 2019 and $1.6 million at December 31, 2018. As a result of management’s analysis and change in the allowance methodology to reduce the historical lookback period, the Company recorded a $7,405 provision for loan losses for 2019 compared to $2,930 for 2018. Management will continue to monitor nonperforming, adversely classified and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Loan losses, net of recoveries, totaled $4,255 in 2019 which is equivalent to .71% of total loans outstanding

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2019	2018	2017	2016	2015

Balance at beginning of period	$5,240	$6,044	$7,543	$8,781	$8,725
Provision charged to expenses	7,405	2,930	-	-	300
Loan losses:
Construction/land development	2,319	489	620	356	156
Farmland	-	-	-	-	-
Real Estate	32	99	-	25	25
Multi-family	-	-	-	-	-
Commercial Real Estate	677	1,546	-	19	-
Home Equity – closed end	1	3	7	8	26
Home Equity – open end	126	-	26	370	51
Commercial & Industrial – Non Real Estate	127	573	179	293	-
Consumer	116	51	136	37	32
Dealer Finance	2,118	2,083	1,806	1,081	251
Credit Cards	110	76	98	74	60
Total loan losses	5,626	4,920	2,872	2,261	601
Recoveries:
Construction/land development	50	122	-	7	85
Farmland	-	-	-	-	-
Real Estate	4	12	2	4	37
Multi-family	-	-	-	-	-
Commercial Real Estate	16	1	13	135	65
Home Equity – closed end	2	4	25	-	6
Home Equity – open end	1	8	53	120	-
Commercial & Industrial – Non Real Estate	81	91	72	267	62
Consumer	44	41	28	19	32
Dealer Finance	1,144	861	1,143	417	24
Credit Cards	29	46	37	54	46
Total recoveries	1,371	1,186	1,373	1,023	357
Net loan losses	(4,255)	(3,734)	(1,499)	(1,238)	(244)
Balance at end of period	$8,390	$5,240	$6,044	$7,543	$8,781

Allowance for loan losses as a
percentage of loans held for investment	1.39%	.82%	.98%	1.27%	1.61%

Net loan losses to loans held for investment	.71%	.58%	.24%	.21%	.04%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

  Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2019		2018		2017		2016		2015
Allowance for loan losses: (dollars in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$1,190	14.18%	$2,094	39.97%	$2,547	42.14%	$3,381	44.82%	$4,442	50.59%
Real Estate	1,573	18.75%	292	5.56%	719	11.90%	843	11.18%	806	9.18%
Commercial, Financial and Agricultural	3,088	36.81%	633	12.08%	863	14.28%	1,348	17.88%	1,666	18.97%
Dealer Finance	1,786	21.28%	1,974	37.67%	1,440	23.83%	1,289	17.09%	836	9.52%
Consumer	254	3.03%	108	2.06%	200	3.31%	136	1.80%	223	2.54%
Home Equity	499	5.95%	139	2.66%	275	4.55%	545	7.22%	808	9.20%
Total	$8,390	100.00%	$5,240	100.00%	$6,044	100.00%	$7,543	100.00%	$8,781	100.00%

Deposits and Borrowings

The average deposit balances and average rates paid for 2019 and 2018 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2019		2018
	Average Balance	Rate	Average Balance	Rate

Noninterest-bearing	$165,731		$161,860

Interest-bearing:
Interest Checking	$89,823.24%		$87,079.17%
Savings Accounts	208,551	1.22%	162,718.74%
Time Deposits	147,107	1.64%	161,635	1.28%
Total interest-bearing deposits	445,481	1.16%	411,432.83%
Total deposits	$611,212.85%		$573,292.60%

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $3,871 or 2.39% from $161,860 at December 31, 2018 to $165,731 at December 31, 2019. Average interest-bearing deposits, which include interest checking accounts, money market accounts, savings accounts and time deposits, increased $34,049 or 8.28% from $411,432 at December 31, 2018 to $445,481 at December 31, 2019. Total average interest checking account balances increased $2,744 or 3.15% from $87,079 at December 31, 2018 to $89,823 at December 31, 2019. Total average savings account balances (including money market accounts) increased $45,833 or 28.17% from $162,718 at December 31, 2018 to $208,551 at December 31, 2019.

Average time deposits decreased $14,528 or 8.99% from $161,635 at December 31, 2018 to $147,107 at December 31, 2019.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Deposits and Borrowings, continued

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2019	2018

Less than 3 months	$2,600	$1,885
3 to 6 months	6,407	5,838
6 to 12 months	11,867	9,262
1 year to 5 years	24,971	34,667

Total	$45,845	$51,652

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

Borrowings from the FHLB are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company borrowed an additional $30,000 in 2019 and had no additional long-term borrowings in 2018. Repayment of amortizing and fixed maturity loans through FHLB totaled $17,017 during 2019. These long-term loans carry an average rate of 1.82% at December 31, 2019.

Contractual Obligations and Scheduled Payments (dollars in thousands)

	December 31, 2019
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total

Federal funds purchased	$-	$-	$-	$-	$-
FHLB Short term advances	10,000	-	-	-	10,000
FHLB long term advances and other debt	14,433	18,643	8,875	11,250	53,201
Total	$24,433	$18,643	$8,875	$11,250	$63,201

See Note 12 (Short Term Debt) and Note 13 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Stockholders’ Equity

Total stockholders' equity increased $174 or 0.19% in 2019. Capital was increased by net income totaling $4,509, net of noncontrolling interest of $130, issuance of common stock totaled $259, pension adjustment of $671 and unrealized gains on available for sale securities of $87. Capital was reduced by common and preferred dividends totaling $3,587, repurchases of common stock of $1,798, repurchase of preferred stock $42, minority interest distributions of $55. As of December 31, 2019, book value per common share was $27.11 compared to $26.68 as of December 31, 2018. Dividends are paid to stockholders on a quarterly basis in uniform amounts unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity's investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. Beginning in 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2019, the Bank had Common Equity Tier I capital of 13.30%, Tier I risked based capital of 13.30% and total risked based capital of 14.55% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At December 31, 2019, the Bank reported a leverage ratio of 10.89%. The Bank's leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.55% at December 31, 2019. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservations buffer was fully phased in on January 1, 2019 at 2.5%.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest bearing liabilities and interest earning assets. The Company’s net interest margin decreased .27% in 2019 following an increase of .07% in 2018. This decrease is due to decreases in interest rates as well as changes in balance sheet structure including a decrease in loans held for investment and substantial deposit growth which led to excess funds on hand. In 2019, the Federal Open Market Committee elected to decrease the short-term rates target 100BP to 1.50 to 2.75%.

Net interest income is also affected by changes in the mix of funding that supports earning assets. For example, higher levels of non-interest bearing demand deposits and leveraging earning assets by funding with stockholder’s equity would result in greater levels of net interest income than if most of the earning assets were funded with higher cost interest-bearing liabilities, such as certificates of deposit and borrowings.

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short term investments averaged $43,358 for 2019. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of growth in the core deposit base, liquid assets have grown over prior year. While this helps liquidity, the higher priced deposits have had an effect on the net interest margin. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. With excess funds provided by deposit growth, FHLB borrowings will continue to mature without replacement. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. There are no off-balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2019. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 17.16% of total earning assets, compared to 11.39% in 2018. Approximately 43.42% of rate sensitive assets and 36.37% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $54,061 during the year, while total earning assets increased $37,887. The increase is attributed to growth in federal fund sold due to deposit growth. Short term deposits increased $29,655 and short term borrowings decreased $22,701. Increases are due to growth in core deposits primarily from a money market special and overall growth in deposits. Short term borrowings decreased as advances matured and were not renewed.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2019, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$106,342	$78,304	$364,093	$51,564	$-	$600,303
Loans held for sale	66,798	-	-	-	-	66,798
Federal funds sold	66,559	-	-	-	-	66,559
Investment securities	124	-	4,047	319	-	4,490
Credit cards	3,122	-	-	-	-	3,122
Interest bearing bank deposits	1,126	-	-	-	-	1,126

Total	244,071	78,304	368,140	51,883	-	742,398

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	19,255	57,767	19,255	-	96,277
Savings deposits	-	89,249	128,621	19,685	-	237,555
Certificates of deposit	12,357	49,719	77,086	-	-	139,162
Total Deposits	12,357	158,223	263,474	38,940	-	472,994

Short-term debt	10,000	-	-	-	-	10,000
Long-term debt	6,107	8,322	27,522	11,250	-	53,201
Total	28,464	166,545	290,996	50,190	-	536,195
Discrete Gap	215,607	(88,241)	77,144	1,693	-	206,203
Cumulative Gap	215,607	127,366	204,510	206,203	206,203
As a % of Earning Assets	29.04%	17.16%	27.55%	27.78%	27.78%

●
In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from  regulatroy guidance.

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except per share data)
As of December 31, 2019 and 2018

	2019	2018
Assets
Cash and due from banks	$8,119	$9,522
Money market funds and interest bearing deposits in other banks	1,126	1,390
Federal funds sold	66,559	-
Cash and cash equivalents	75,804	10,912

Securities:
Held to maturity, at amortized cost - fair value of $124 and $123 in 2019 and 2018, respectively	124	123
Available for sale, at fair value	4,366	8,289
Other investments	13,525	13,432
Loans held for sale	66,798	55,910
Loans held for investment	603,425	638,799
Less: allowance for loan losses	(8,390)	(5,240)
Net loans held for investment	595,035	633,559

Other real estate owned, net	1,489	2,443
Bank premises and equipment, net	18,931	17,766
Interest receivable	2,044	2,078
Goodwill	2,884	2,884
Bank owned life insurance	20,050	19,464
Other assets	12,949	12,883
Total Assets	$813,999	$779,743

Liabilities
Deposits:
Noninterest bearing	$168,715	$157,146
Interest bearing	472,994	434,179
Total deposits	641,709	591,325

Short-term debt	10,000	40,116
Accrued and other liabilities	17,514	16,683
Long-term debt	53,201	40,218
Total Liabilities	722,424	688,342

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 206,660 and 249,860 shares
issued and outstanding at December 31, 2019 and 2018, respectively	4,592	5,672
Common stock $5 par value, 6,000,000 shares authorized, 3,208,498 and 3,213,132
shares issued and outstanding at December 31, 2019 and 2018, respectively	16,042	16,066
Additional paid in capital – common stock	7,510	7,987
Retained earnings	66,008	65,086
Noncontrolling interest in consolidated subsidiaries	634	559
Accumulated other comprehensive loss	(3,211)	(3,969)
Total Stockholders' Equity	91,575	91,401
Total Liabilities and Stockholders' Equity	$813,999	$779,743

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Income (dollars in thousands, except per share data)
For the years ended 2019 and 2018

	2019	2018
Interest and Dividend Income
Interest and fees on loans held for investment	$35,495	$34,734
Interest from loans held for sale	1,853	1,064
Interest from money market funds, federal funds sold and deposits in other banks	367	120
Interest from debt securities – taxable	495	459
Total interest and dividend income	38,210	36,377

Interest Expense
Total interest on deposits	5,170	3,425
Interest from short-term debt	688	456
Interest from long-term debt	960	951
Total interest expense	6,818	4,832
Net Interest Income	31,392	31,545

Provision for Loan Losses	7,405	2,930
Net Interest Income After Provision for Loan Losses	23,987	28,615

Noninterest Income
Service charges on deposit accounts	1,691	1,496
Insurance, other commissions and mortgage banking, net	5,211	4,505
Other operating income	3,256	2,242
Income from bank owned life insurance	601	527
Low income housing partnership losses	(839)	(767)
Total noninterest income	9,920	8,003

Noninterest Expenses
Salaries	12,284	12,622
Employee benefits	4,867	3,814
Occupancy expense	1,172	1,116
Equipment expense	1,173	1,044
FDIC insurance assessment	155	294
Other real estate owned, net	517	(31)
Director’s fees	437	468
Data processing expense	2,500	2,197
Advertising expense	701	622
Legal and professional expense	852	597
Bank Franchise tax	673	522
Other operating expenses	4,187	3,479
Total noninterest expenses	29,518	26,744

Income before income taxes	4,389	9,874

Income Tax Expense (Benefit)	(250)	1,041
Net Income	4,639	8,833

Net Income attributable to noncontrolling interests	(130)	(10)
Net Income attributable to F & M Bank Corp.	4,509	8,823

Dividends paid/accumulated on preferred stock	(315)	(413)
Net income available to common stockholders	$4,194	$8,410

Per Common Share Data
Net income - basic	$1.32	$2.60
Net income - diluted	$1.30	$2.45
Cash dividends on common stock	$1.02	$1.20
Weighted average common shares outstanding – basic	3,189,288	3,238,177
Weighted average common shares outstanding – diluted	3,460,234	3,596,017

See accompanying Notes to the Consolidated Financial Statements.

F & M BANK CORP.
Consolidated Statements of Comprehensive Income (dollars in thousands)
For the years ended 2019 and 2018

	Years Ended December 31,
	2019	2018

Net Income	$4,509	$8,823

Other comprehensive income:
Pension plan adjustment	849	313
Tax effect	(178)	(66)
Pension plan adjustment, net of tax	671	247

Unrealized holding gains (losses)
on available-for-sale securities	110	(94)
Tax effect	(23)	20
Unrealized holding gains (losses), net of tax	87	(74)

Total other comprehensive income	758	173

Comprehensive income attributable to F&M Bank Corp.	$5,267	$8,996

Comprehensive income attributable to noncontrolling interests	$130	$10

Total comprehensive income	$5,397	$9,006

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)
For the years ended December 31, 2019 and 2018

						Accumulated
						Other
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2017	$7,529	$16,275	$10,225	$60,566	$574	$(4,142)	$91,027
Net income	-	-	-	8,823	10	-	8,833
Other comprehensive income	-	-	-	-	-	173	173
Distributions to noncontrolling interest	-	-	-	-	(25)	-	(25)
Dividends on preferred stock ($1.28 per share)	-	-	-	(413)	-	-	(413)
Dividends on common stock ($1.20 per share)	-	-	-	(3,890)	-	-	(3,890)
Common stock repurchased (49,446 shares)	-	(247)	(1,535)	-	-	-	(1,782)
Common stock issued (7,542 shares)	-	38	228	-	-	-	266
Preferred stock repurchased (74,290 shares)	(1,857)	-	(931)	-	-	-	(2,788)
Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,086	$559	$(3,969)	$91,401
Net Income	-	-	-	4,509	130	-	4,639
Other comprehensive income	-	-	-	-	-	758	758
Distributions to noncontrolling interest	-	-	-	-	(55)	-	(55)
Dividends on preferred stock ($1.28 per share)	-	-	-	(315)	-	-	(315)
Dividends on common stock ($1.02 per share)	-	-	-	(3,272)	-	-	(3,272)
Common stock repurchased (60,104 shares)	-	(301)	(1,497)	-	-	-	(1,798)
Common stock issued (8,763 shares)	-	44	215	-	-	-	259
Preferred stock converted to common (42,000 shares)	(1,050)	233	817	-	-	-	-
Preferred stock repurchased (1,200 shares)	(30)	-	(12)	-	-	-	(42)

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91.575

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Consolidated Statements of Cash Flows (dollars in thousands)
For the years ended December 31, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities
Net income	$4,639	$8,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,299	1,137
Amortization of intangibles	74	66
Amortization of securities	7	2
Proceeds from sale of loans held for sale originated	128,102	94,129
Gain on sale of loans held for sale originated	(2,944)	(2,222)
Loans held for sale originated	(124,588)	(91,806)
Provision for loan losses	7,405	2,930
(Benefit) expense for deferred taxes	(1,179)	55
Decrease (increase) in interest receivable	34	(71)
Decrease (increase) in other assets	784	(514)
Increase (decrease) in accrued liabilities	1,679	(794)
Amortization of limited partnership investments	839	767
Gain on sale of fixed assets	(13)	(9)
Loss (gain) on sale and valuation adjustments of other real estate owned	452	(94)
Gain on sale of dealer loans	(618)	-
Income from life insurance investment	(601)	(527)
Net Cash Provided by Operating Activities	15,371	11,882

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	8,256	21,897
Purchases of securities available for sale and other investments	(5,163)	(3,361)
Net decrease (increase) in loans held for investment	5,680	(26,065)
Proceeds from sale of dealer loans	25,923	-
Net increase in loans held for sale participations	(11,458)	(16,237)
Net purchase of property and equipment	(2,380)	(3,000)
Purchase of bank owned life insurance	-	(5,000)
Purchase of title company	-	(75)
Proceeds from sale of other real estate owned	635	141
Net Cash Provided by (Used in) Investing Activities	21,493	(31,700)

Cash Flows from Financing Activities
Net change in deposits	50,384	22,149
Net change in short-term debt	(30,116)	14,820
Dividends paid in cash	(3,587)	(4,303)
Proceeds from long-term debt	30,000	-
Distributions to non-controlling interest	(55)	(25)
Proceeds from issuance of common stock	259	266
Repurchase of preferred stock	(42)	(2,788)
Repurchase of common stock	(1,798)	(1,782)
Repayments of long-term debt	(17,017)	(9,514)
Net Cash Provided by Financing Activities	28,028	18,823

Net Increase (Decrease) in Cash and Cash Equivalents	64,892	(995)

Cash and Cash Equivalents, Beginning of Year	10,912	11,907
Cash and Cash Equivalents, End of Year	$75,804	$10,912

Supplemental Cash Flow information:
Cash paid for:
Interest	$6,812	$4,744
Income taxes	300	1,957
Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	133	506
Unrealized gain (loss) on securities available for sale, net	87	(74)
Minimum pension liability adjustment, net Minimum	671	247
Initial recognition of right-of-use asset and lease liability	1,034	-

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 1
NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at fourteen branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc, F&M Mortgage, LLC and VSTitle, LLC.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value, pension accounting and the valuation of foreclosed real estate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds whose initial maturity is ninety days or less and Federal funds sold.

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, the unrealized holding gains and losses are reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, in any, plus or minus changes resulting from observable price changes in an orderly transaction for the identical or a similar investment.

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
December 31, 2019 and 2018

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

For available-for-sale securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company had no other than temporary impairment in 2019 or 2018.

Other Investments

The Company periodically invests in low income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership. In addition, state and federal historic rehabilitation credits are generated from some of the partnerships. Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.

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

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

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
December 31, 2019 and 2018

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
December 31, 2019 and 2018

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Sale

These loans consist of fixed rate loans made through the Company’s subsidiary, F&M Mortgage, and loans held for sale participations with Northpointe Bank, Grand Rapids, Michigan.

F&M Mortgage originates conforming mortgage loans for sale in the secondary market. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of the investors. F&M Mortgage enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. F&M Mortgage protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan.  As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  F&M Mortgage determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. The fair value of rate lock commitments and best efforts contracts was considered immaterial at December 31, 2019 and 2018. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2019 or 2018. Gains on sales of loans and commission expense are recognized at the loan closing date and are included in insurance, other commissions and mortgage banking income, net on the Company’s consolidated income statement. At December 31, 2019 and 2018, there was $2,975 and $3,544, respectively, of these loans included in loans held for sale on the Company’s consolidated balance sheet.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2019, and 2018, there were $63,823 and $52,366 million of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $5.75 million in loans classified as TDRs that are current and performing as of December 31, 2019, and $8.03 million as of December 31, 2018.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

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

Except for credit card, all loans are assigned an internal risk rating based on certain credit quality indicators. The period-end balances for each loan segment are multiplied by the adjusted loss factor. Specific allowances are established for individually evaluated impaired loans based on the excess of the loan balance relative to the fair value of the collateral, if the loan is deemed collateral dependent.

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
December 31, 2019 and 2018

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company recorded goodwill and intangible assets in 2018 related to the purchase of VS Title which was valued by an independent third party. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether a more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2019 and 2018.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2019 and 2018 were $701 and $622, respectively.

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
December 31, 2019 and 2018

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

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
December 31, 2019 and 2018

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the year ended
Dollars in thousands	December 31, 2019	December 31, 2018
Earnings Available to Common Stockholders:
Net Income	$4,639	$8,833
Net Income attributable to noncontrolling interest	(130)	(10)
Dividends paid/accumulated on preferred stock	(315)	(413)
Net Income Available to Common Stockholders	$4,194	$8,410

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	For the year ended
	December 31, 2019			December 31, 2018
Dollars in thousands	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$4,194	3,189,288	$1.32	$8,410	3,238,177	$2.60
Effect of Dilutive Securities:
Convertible Preferred Stock	315	270,946	(.02)	413	357,840	(0.15)
Diluted EPS	$4,509	3,460,234	$1.30	$8,823	3,596,017	$2.45

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

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
December 31, 2019 and 2018

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set up stage with expectations of running parallel for all of 2020 and all data has been archived under the current model.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

NOTE 3 – CORRECTION OF PRIOR PERIOD IMMATERIAL ERROR

In November 2019, the Company identified an immaterial error in its previously issued Consolidated Financial Statements related to the amortization of dealer commissions paid to originate indirect auto loans due to a system input error that was not previously identified. As a result, the Company determined the date of the system input error and the proper amount of the amortization that should have been recorded for 2018 and the amount related to prior periods.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2019, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was immaterial; however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to the current year consolidated financial statements. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The cumulative effect of adjustments required to correct the misstatements in the financial statements for years prior to 2019 are reflected in the 2018 financial statements. The cumulative effect of those adjustments on all periods prior to 2018 decreased retained earnings as of December 31, 2017 by $248 thousand. The Consolidated Balance Sheet and Statements of Income, Changes in Stockholders' Equity, and Cash Flows have been adjusted to reflect the correction for the year ended December 31, 2018.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 3 – CORRECTION OF PRIOR PERIOD IMMATERIAL ERROR (CONTINUED)

The Company’s consolidated financial statements have been adjusted from the amounts previously reported to correct these errors as follows:

	Originally		As
Consolidated Balance Sheets	Reported	Adjustment	Corrected
As of December 31, 2018
Other assets	$13,393	$(510)	$12,883
Retained earnings	$65,596	$(510)	$65,086

	Originally		As
Consolidated Statements of Income	Reported	Adjustment	Corrected
For the year ended December 31, 2018
Interest and fees on loans held for investment	$35,065	$(331)	$34,734
Income Tax Expense	$1,110	$69	$1,041
Net Income	$9,095	$(262)	$8,833
Net Income attributable to F & M Bank Corp	$9,085	$(262)	$8,823
Net income available to common stockholders	$8,672	$(262)	$8,410
Net income – basic	$2.68	$(0.08)	$2.60
Net income – diluted	$2.53	$(0.08)	$2.45

	Originally		As
Consolidated Statements of Cash Flows	Reported	Adjustment	Corrected
For the year ended December 31, 2018
Net income	$9,095	$(262)	$8,833

The correction of the errors affected Regulatory Capital as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018 originally reported	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$95,597	14.44%	$52,955	8.00%	$66,194	10.00%
Tier 1 risk-based ratio	$90,357	13.65%	$39,717	6.00%	$52,955	8.00%
Common equity tier 1	$90,357	13.65%	$29,787	4.50%	$43,026	6.50%
Total assets leverage ratio	$90,357	11.79%	$30,659	4.00%	$38,324	5.00%

December 31, 2018 as corrected	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$95,335	14.41%	$52,915	8.00%	$66,143	10.00%
Tier 1 risk-based ratio	$90,095	13.62%	$39,686	6.00%	$52,915	8.00%
Common equity tier 1	$90,095	13.62%	$29,764	4.50%	$42,993	6.50%
Total assets leverage ratio	$90,095	11.76%	$30,639	4.00%	$38,299	5.00%

See Note 22 for additional information on Regulatory Matters.

NOTE 4
CASH AND DUE FROM BANKS:

The Bank may be required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2019 and 2018.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 5
SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U. S. Treasuries	$124	$-	$-	$124
December 31, 2018
U. S. Treasuries	$123	$-	$-	$123

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U. S. Government sponsored enterprises	$2,000	$-	$11	$1,989
Mortgage-backed obligations of federal agencies	317	2	-	319
Corporate debt security	2,059	-	1	2,058
Total Securities Available for Sale	$4,376	$2	$12	$4,366

December 31, 2018
U. S. Government sponsored enterprises	7,999	-	113	7,886
Mortgage-backed obligations of federal agencies	409	-	6	403
Total Securities Available for Sale	$8,408	$-	$119	$8,289

The amortized cost and fair value of securities at December 31, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$124	$124	$-	$-
Due after one year through five years	-	-	4,059	4,047
Due after five years through ten years	-	-	317	319
Due after ten years	-	-	-	-
Total	$124	$124	$4,376	$4,366

There were no sales of debt or equity securities during 2019 or 2018. There were no pledged securities at December 31, 2019 or 2018.

Other investments consist of investments in twenty-one low-income housing and historic equity partnerships (carrying basis of $8,529), stock in the Federal Home Loan Bank (carrying basis of $3,392), and various other investments (carrying basis of $1,469). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks, except for $135, are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2019. At December 31, 2019, the Company was committed to invest an additional $3,351 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 5
SECURITIES (CONTINUED):

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates and variable rate bonds. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes for other than temporary impairment. The primary concern in a loss situation is the credit quality of the issuer behind the instrument. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of December 31, 2019 and 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U. S. Government sponsored enterprises	$1,989	$11	$-	$-	$1,989	$11
Other debt securities	2,058	1	-	-	2,058	1
Total	$4,047	$12	$-	$-	$4,047	$12

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U. S. Government sponsored enterprises	$-	$-	$7,886	$(113)	$7,886	$(113)
Mortgage-backed obligations of federal agencies	-	-	403	(6)	403	(6)
Total	$-	$-	$8,289	$(119)	$8,289	$(119)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. As of December 31, 2019, the Company did not hold any security that was other-than-temporarily impaired. There were two securities in an unrealized loss position, these securities were not in an unrealized loss position for more than twelve months. The Company did not recognize any other-than-temporary impairment losses in 2019 or 2018.

NOTE 6
LOANS:

Loans held for investment as of December 31, 2019, and 2018 were as follows:

	2019	2018
Construction/Land Development	$77,131	$61,659
Farmland	29,718	17,030
Real Estate	178,267	192,278
Multi-Family	5,364	9,665
Commercial Real Estate	129,850	147,342
Home Equity – closed end	9,523	11,039
Home Equity – open end	47,774	53,197
Commercial & Industrial – Non-Real Estate	33,535	36,021
Consumer	10,165	9,861
Dealer Finance	78,976	97,523
Credit Cards	3,122	3,184
Total	$603,425	$638,799

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 6
LOANS (CONTINUED):

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $178,253 and $186,673 as of December 31, 2019 and 2018, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2019, and 2018 were $66,798 and $55,910, respectively.

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$2,042	$2,042	$-	$2,414	$2,414	$-
Farmland	-	-	-	1,941	1,941	-
Real Estate	5,131	5,131	-	1,932	1,932	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,302	1,302	-	6,176	6,176	-
Home Equity – closed end	716	716	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	17	17	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	79	79	-	32	32	-
	9,287	9,287	-	12,495	12,495	-
Impaired loans with a valuation allowance
Construction/Land Development	1,036	2,061	85	4,311	4,871	1,627
Farmland	1,933	1,933	537	-	-	-
Real Estate	10,404	10,404	569	422	422	7
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	638	638	213	-	1,500	-
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	151	151	151	-	-	-
Commercial & Industrial – Non-Real Estate	192	192	192	-	-	-
Consumer	4	4	1	8	8	2
Credit cards	-	-	-	-	-	-
Dealer Finance	136	136	7	194	194	10
	14,494	15,519	1,755	4,935	6,995	1,646
Total impaired loans	$23,781	$24,806	$1,755	$17,430	$19,490	$1,646

The following is a summary of information pertaining to impaired loans:
The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 6
LOANS (CONTINUED):

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	December 31, 2019		December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,957	$130	$3,586	$89
Farmland	971	-	1,963	80
Real Estate	5,965	312	1,542	98
Multi-Family	-	-	-	-
Commercial Real Estate	1,605	72	2,304	286
Home Equity – closed end	539	57	-	-
Home Equity – open end	40	-	-	-
Commercial & Industrial – Non-Real Estate	15	2	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	55	5	28	5
	11,147	578	9,423	558
Impaired loans with a valuation allowance
Construction/Land Development	2,248	68	6,352	91
Farmland	967	16	-	-
Real Estate	3,121	589	554	23
Multi-Family	-	-	-	-
Commercial Real Estate	2,542	36	4,167	-
Home Equity – closed end	-	-	-	-
Home Equity – open end	38	10	-	-
Commercial & Industrial – Non-Real Estate	97	13	-	-
Consumer	4	-	10	1
Credit cards	-	-	-	-
Dealer Finance	166	11	206	14
	9,183	743	11,289	129
Total impaired loans	$20,330	$1,321	$20,712	$687

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 6
LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2019
Construction/Land Development	$117	$45	$1,255	$1,417	$75,714	$77,131	$1,301	$-
Farmland	27	-	1,933	1,960	27,758	29,718	1,933	-
Real Estate	2,440	1,035	837	4,312	173,955	178,267	420	619
Multi-Family	-	-	-	-	5,364	5,364	-	-
Commercial Real Estate	563	-	137	700	129,150	129,850	900	-
Home Equity – closed end	-	-	-	-	9,523	9,523	-	-
Home Equity – open end	429	296	15	740	47,034	47,774	-	15
Commercial & Industrial – Non- Real Estate	726	4	-	730	32,805	33,535	203	-
Consumer	89	14	-	103	10,062	10,165	1	-
Dealer Finance	1,943	400	198	2,541	76,435	78,976	249	84
Credit Cards	31	-	4	35	3,087	3,122	-	4
Total	$6,365	$1,794	$4,379	$12,538	$590,887	$603,425	$5,007	$722

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2018
Construction/Land Development	$290	$-	$1,767	$2,057	$59,602	$61,659	$2,327	$-
Farmland	-	-	-	-	17,030	17,030	-	-
Real Estate	3,074	677	1,729	5,480	186,798	192,278	1,477	726
Multi-Family	-	-	-	-	9,665	9,665	-	-
Commercial Real Estate	479	189	5,073	5,741	141,601	147,342	5,074	-
Home Equity – closed end	-	-	12	12	11,027	11,039	-	12
Home Equity – open end	148	171	320	639	52,558	53,197	269	51
Commercial & Industrial – Non- Real Estate	40	22	80	142	35,879	36,021	98	-
Consumer	89	26	3	118	9,743	9,861	5	2
Dealer Finance	2,763	337	96	3,196	94,327	97,523	155	9
Credit Cards	50	11	9	70	3,114	3,184	-	-
Total	$6,933	$1,433	$9,089	$17,455	$621,344	$638,799	$9,405	$800

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 7
ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses (in thousands) for the years ended December 31, 2019 and 2018 is as follows:

December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$2,319	$50	$1,365	$1,190	$85	$1,105
Farmland	15	-	-	653	668	537	131
Real Estate	292	32	4	1,309	1,573	569	1,004
Multi-Family	10	-	-	10	20	-	20
Commercial Real Estate	416	677	16	2,060	1,815	213	1,602
Home Equity – closed end	13	1	2	28	42	-	42
Home Equity – open end	126	126	1	456	457	151	306
Commercial & Industrial – Non-Real Estate	192	127	81	439	585	192	393
Consumer	70	116	44	188	186	1	185
Dealer Finance	1,974	2,118	1,144	786	1,786	7	1,779
Credit Cards	38	110	29	111	68	-	68
Total	$5,240	$5,626	$1,371	$7,405	$8,390	$1,755	$6,635

December 31, 2018	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,547	$489	$122	$(86)	$2,094	$1,627	$467
Farmland	25	-	-	(10)	15	-	15
Real Estate	719	99	12	(340)	292	7	285
Multi-Family	19	-	-	(9)	10	-	10
Commercial Real Estate	482	1,546	1	1,479	416	-	416
Home Equity – closed end	66	3	4	(54)	13	-	13
Home Equity – open end	209	-	8	(91)	126	-	126
Commercial & Industrial – Non-Real Estate	337	573	91	337	192	-	192
Consumer	148	51	41	(68)	70	2	68
Dealer Finance	1,440	2,083	861	1,756	1,974	10	1,964
Credit Cards	52	76	46	16	38	-	38
Total	$6,044	$4,920	$1,186	$2,930	$5,240	$1,646	$3,594

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 7
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans (in thousands) based on impairment method as of December 31, 2019 and 2018:

December 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$77,131	$3,078	$74,053
Farmland	29,718	1,933	27,785
Real Estate	178,267	15,535	162,732
Multi-Family	5,364	-	5,364
Commercial Real Estate	129,850	1,940	127,910
Home Equity – closed end	9,523	716	8,807
Home Equity –open end	47,774	151	47,623
Commercial & Industrial – Non-Real Estate	33,535	209	33,326
Consumer	10,165	4	10,161
Dealer Finance	78,976	215	78,761
Credit Cards	3,122	-	3,122
Total	$603,425	$23,781	$579,644

December 31, 2018	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$61,659	$6,725	$54,934
Farmland	17,030	1,941	15,089
Real Estate	192,278	2,354	189,924
Multi-Family	9,665	-	9,665
Commercial Real Estate	147,342	6,176	141,166
Home Equity – closed end	11,039	-	11,039
Home Equity –open end	53,197	-	53,197
Commercial & Industrial – Non-Real Estate	36,021	-	36,021
Consumer	9,861	8	9,853
Dealer Finance	97,523	226	97,297
Credit Cards	3,184	-	3,184
Total	$638,799	$17,430	$621,369

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 7
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

During the second quarter of 2019, Management reduced the historical net charge off lookback period from five years to two years for all segments given recent asset quality trends and charge off experience. Management believes the two-year lookback period is more indicative of the risk remaining in the loan portfolio.

This change and the effect on provision expense for the twelve months ended December 31, 2019 was as follows:

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Construction and Development	$1,365	$1,008	$357
Farmland	653	653	-
Real Estate	1,309	1,284	25
Multi-Family	10	10	-
Commercial RE	2,060	1,473	587
Home Equity - Closed End	28	30	(2)
Home Equity - Open End	456	475	(19)
C&I - Non - RE	439	323	116
Consumer	188	165	23
Dealer Finance	786	786	-
Credit Cards	111	100	11
	$7,405	$6,307	$1,098

December 31, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$615	$21,904	$41,693	$8,218	$2,434	$2,267	$-	$77,131
Farmland	60	363	9,479	13,754	2,942	1,188	1,932	-	29,718
Real Estate	-	1,900	48,308	81,371	23,876	5,635	17,177	-	178,267
Multi-Family	-	-	1,327	3,711	153	173	-	-	5,364
Commercial Real Estate	-	2,465	40,227	67,626	14,139	4,397	996	-	129,850
Home Equity – closed end	-	189	2,999	3,816	1,154	1,365	-	-	9,523
Home Equity – open end	17	1,965	17,789	22,705	3,769	1,198	331	-	47,774
Commercial & Industrial (Non-Real Estate)	142	2,042	12,818	15,035	2,877	373	248	-	33,535
Consumer (excluding dealer)	6	170	3,476	4,726	1,729	56	2	-	10,165
Total	$225	$9,709	$158,327	$254,437	$58,857	$16,819	$22,953	$-	$521,327

	Credit Cards	Dealer Finance
Performing	$3,118	$78,529
Non performing	4	447
Total	$3,122	$78,976

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of December 31, 2019 and 2018:

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 7
ALLOWANCE FOR LOAN LOSSES (CONTINUED):

December 31, 2018	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$1,148	$15,857	$29,301	$9,353	$-	$6,000	$-	$61,659
Farmland	62	-	4,953	6,376	3,205	493	1,941	-	17,030
Real Estate	-	1,644	55,429	106,387	22,679	1,531	4,608	-	192,278
Multi-Family	-	-	2,895	6,604	166	-	-	-	9,665
Commercial Real Estate	-	2,437	44,065	81,916	11,564	2,286	5,074	-	147,342
Home Equity – closed end	-	31	3,245	5,842	1,909	-	12	-	11,039
Home Equity – open end	60	1,554	19,464	27,347	4,157	223	392	-	53,197
Commercial & Industrial (Non-Real Estate)	193	2,291	17,144	13,254	2,704	337	98	-	36,021
Consumer (excluding dealer)	27	190	2,648	5,192	1,800	-	4	-	9,861
Total	$342	$9,295	$165,700	$282,219	$57,537	$4,870	$18,129	$-	$538,092

	Credit Cards	Dealer Finance
Performing	$3,175	$97,368
Non performing	9	155
Total	$3,184	$97,523

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
December 31, 2019 and 2018

NOTE 7
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

NOTE 8
TROUBLED DEBT RESTRUCTURING:

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which are considered in the qualitative factors within the allowance for loan loss methodology. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on troubled debt restructured loans which are evaluated individually for impairment.

During the twelve months ended December 31, 2019, the Bank modified 7 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$190	$190
Home Equity	1	716	716
Commercial	1	17	17
Consumer	4	$29	$29
Total	7	$952	$952

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 8
TROUBLED DEBT RESTRUCTURING (CONTINUED):

As of December 31, 2019, there were 2 loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 30 days past due.

	December 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	2	$18	$18
Total	2	$18	$18

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

	December 31, 2018
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	2	$142	$142
Consumer	3	12	12
Total	5	$154	$154

NOTE 9
BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

	2019	2018

Land	$4,508	$3,887
Buildings and improvements	16,038	14,370
Furniture and equipment	10,425	10,438
	30,971	28,695
Less - accumulated depreciation	(12,040)	(10,929)
Net	$18,931	$17,766

Depreciation of $1,228 in 2019 and $1,137 in 2018 were charged to operations.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 10
OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2019 and 2018:

Other Real Estate Owned
	2019	2018

Balance as of January 1	$2,443	$1,984
Loans transferred to OREO	133	600
Capital improvements	-	-
Sale of OREO	(635)	(132)
Write down of OREO or losses on sale	(452)	(9)
Balance as of December 31	$1,489	$2,443

Activity in the valuation allowance was as follows:
	2019	2018

Balance as of January 1	$861	$885
Provision (recoveries) charged/(credited) to expense	354	(10)
Reductions from sales of real estate owned	(36)	(34)
Balance as of December 31	$1,181	$861

(Income) expenses related to foreclosed assets include:
	2019	2018

Net loss (gain) on sales	$122	$9
Gain on foreclosure	(24)	(94)
Provision/(recoveries) for unrealized losses	354	(10)
Operating expenses, net of rental income	65	64
(Income) expenses related to foreclosed assets	$517	$(31)

At December 31, 2019, the balance of real estate owned includes $133 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $643.

NOTE 11
DEPOSITS:

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2019 and 2018 were $9,386 and $13,464. At December 31, 2019, the scheduled maturities of all time deposits are as follows:

2020	$62,076
2021	42,578
2022	13,938
2023	10,478
2024	10,092
Thereafter	-
Total	$139,162

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 12
SHORT-TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2019 and 2018 is summarized as follows:

		Outstanding	Average
	Maximum Outstanding	At	Balance
	at any Month End	Year End	Outstanding	Yield
2019
Federal funds purchased	$10,715	$-	$861	2.67%
FHLB short term	45,000	10,000	26,822	2.48%
Totals		$10,000	$27,683	2.49%
2018
Federal funds purchased	$11,906	$10,116	$1,399	2.51%
FHLB short term	46,000	30,000	22,937	1.83%
Totals		$40,116	$24,336	1.87%

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company.

As of December 31, 2019, the Company had unsecured lines of credit with correspondent banks totaling $41,000 which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 13    LONG-TERM DEBT:

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .81% to 2.56%; the weighted average interest rate was 1.85% and 1.96% at December 31, 2019 and December 31, 2018, respectively. The balance of these obligations at December 31, 2019 and 2018 were $53,197 and $40,125 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2019, were as follows:

2020	$14,429
2021	5,929
2022	12,714
2023	7,000
2024	1,875
Thereafter	11,250
Total	$53,197

VSTitle, LLC has a note payable for vehicle purchases with a balance of $4 and $8 at December 31, 2019 and 2018, respectively.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 14
INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2019	2018
Current expense	$929	$985
Deferred expense (benefit)	(1,179)	55
Total deferred (benefit) expense	(1,179)	55
Total Income Tax Expense (Benefit)	$(250)	$1,041

The components of deferred taxes as of December 31, were as follows:

	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$1,757	$1,096
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	692	564
Low income housing partnerships losses	320	279
Core deposit amortization	19	13
Other real estate owned	178	173
Lease Liability	192	-
Net unrealized loss on securities available for sale	2	25
Unfunded pension benefit obligation	852	1,030
Total Assets	$4.015	$3,183

	2019	2018
Deferred Tax Liabilities:
Unearned low income housing credits	$118	$158
Depreciation	487	403
Prepaid pension	464	849
Goodwill tax amortization	568	564
Right of Use Asset	192	-
Total Liabilities	1,829	1,974
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$2,186	$1,209

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2019	2018

Tax expense at federal statutory rates	$904	$2,104
Increases (decreases) in taxes resulting from:
Partially tax-exempt income	(44)	(49)
Tax-exempt income	(161)	(146)
LIH and historic credits	(966)	(900)
Other	17	32
Total Income Tax Expense (Benefit)	$(250)	$1,041

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2016.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 15
EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2019 and 2018:

	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning	$14,219	$15,103
Service cost	738	768
Interest cost	548	497
Actuarial (gain) loss	2,056	(1,562)
Benefits paid	(3,910)	(587)
Settlement (gain) loss	(336)	-
Benefit obligation, ending	$13,315	$14,219

Change in Plan Assets
Fair value of plan assets, beginning	$12,445	$13,645
Actual return on plan assets	2,008	(613)
Employer contribution	-	-
Benefits paid	(3,910)	(587)
Fair value of plan assets, ending	$10,543	$12,445
Funded status at the end of the year	$(2,772)	$(1,774)

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 15
EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2019	2018
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$1,286	$3,131
Unfunded pension benefit obligation under ASC 325-960	(4,056)	(4,905)
Deferred taxes	852	1,030

Amount recognized in accumulated other
comprehensive income (loss)
Net loss	$(4,067)	$(4,932)
Prior service cost	11	27
Amount recognized	(4,056)	(4,905)
Deferred taxes	852	1,030
Amount recognized in accumulated comprehensive (loss)	$(3,204)	$(3,875)

Prepaid benefit detail
Benefit obligation	$(13,313)	$(14,219)
Fair value of assets	10,543	12,445
Unrecognized net actuarial loss	4,067	4,932
Unrecognized prior service cost	(11)	(27)
Prepaid benefits	$1,286	$3,131

Components of net periodic benefit cost
Service cost	$738	$768
Interest cost	548	496
Expected return on plan assets	(807)	(923)
Amortization of prior service cost	(15)	(15)
Recognized net loss due to settlement	1,100	-
Recognized net actuarial loss	281	303
Net periodic benefit cost	$1,845	$629

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net loss	$(864)	$(328)
Amortization of prior service cost	15	15
Total recognized in other comprehensive (loss)	$(849)	$(313)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$996	$316

Additional disclosure information
Accumulated benefit obligation	$9,720	$10,992
Vested benefit obligation	$9,713	$10,983
Discount rate used for net pension cost	4.25%	3.50%
Discount rate used for disclosure	3.25%	4.25%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%
Average remaining service (years)	12.35	12

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 15
EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2019 or 2018. The net periodic pension cost of the plan for 2020 will be approximately $703. In 2019, due to recent retirements, the Company was subject to a settlement charge totaling $1,100. The Company is not expected to be subject to settlement accounting in 2020.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2019 and 2018 were 60% equity and 40% fixed and 58% equity and 42% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2019, are as follows:

2020	$855
2021	101
2022	1,759
2023	906
2024	134
2025-2029	5,967
$9,722

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 15
EMPLOYEE BENEFITS (CONTINUED):

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $406 in 2019 and $443 in 2018 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 193,549 and 203,147 at December 31, 2019 and 2018, respectively.

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $289 and $283 in 2019 and 2018, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $125 in 2019 and $125 in 2018. A liability is accrued for the obligation under the plan and totaled $3,713 and $3,170 at December 31, 2019 and 2018, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $477 and $466 for December 31, 2019 and 2018, respectively.

NOTE 16
CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $975 and $2,195 at December 31, 2019 and 2018, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2019, approximately 79% of the loan portfolio was secured by real estate.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 17
COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2019 and 2018, the Company had the following commitments outstanding:
	2019	2018
Commitments to extend credit	$174,925	$169,863
Standby letters of credit	2,369	2,119

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

NOTE 18
ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans originated by F&M Mortgage (rate lock commitments) to be sold into the secondary market and best efforts commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the practice of F&M Mortgage to enter into best efforts commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated hedge relationships. The fair value of the mortgage banking derivatives were estimated based on changes in interest rates from the date of the commitments and were considered immaterial at December 31, 2019 and 2018, and were not recorded on the Company’s consolidated balance sheet.

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of forward option contracts. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet as derivative assets and derivative liabilities.

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 18
ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2019 and 2018.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2019	2018

Notional amount	$184	$184
Fair value of contracts, included in other assets	72	44

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 19
TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2019	2018

Total loans, beginning of year	$20,565	$20,377
New loans	5,532	5,785
Relationship change	(443)	169
Repayments	(3,932)	(5,766)
Total loans, end of year	$21,722	$20,565

Deposits of executive officers and directors and their affiliates were $5,524 and $4,110 on December 31, 2019 and 2018 respectively.  Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 20
DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers & Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2020, approximately $2,000 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $6,000 in 2019 and $8,874 in 2018.

NOTE 21
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
December 31, 2019 and 2018

NOTE 21
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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2019, and 2018 (dollars in thousands):

December 31, 2019	Total	Level 1	Level 2	Level 3
U.S. Government sponsored enterprises	$1,989	$-	$1,989	$-
Mortgage-backed obligations of federal agencies	319	-	319	-
Other debt securities	2,058	-	2,058	-
Total securities available for sale	$4,366	$-	$4,366	$-
Derivatives	$72	$-	$72	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
U.S. Government sponsored enterprises	$7,886	$-	$7,886	$-
Mortgage-backed obligations of federal agencies	403	-	403	-
Total securities available for sale	$8,289	$-	$8,289	$-
Derivatives	$44	$-	$44	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at December 31, 2019 or 2018; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed repurchase price, the book value of these loans approximates fair value at December 31, 2019 and 2018.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 21
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

As of December 31, 2019 and 2018, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$951	-	-	$951
Farmland	1,396	-	-	1,396
Real Estate	9,835	-	-	9,835
Commercial Real Estate	425	-	-	425
Consumer	3	-	-	3
Dealer Finance	129	-	-	129
Impaired loans	$12,739	-	-	$12,739

December 31, 2018	Total	Level 1	Level 2	Level 3

Construction/Land Development	$2,684	-	-	$2,684
Real Estate	415	-	-	415
Consumer	6			6
Dealer Finance	184	-	-	184
Impaired loans	$3,289	-	-	$3289

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 21
FAIR VALUE MEASUREMENTS (CONTINUED):

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019 and 2018:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$12,739	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 29.49%)

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$3,289	Discounted appraised value	Discount for selling costs and marketability	2%-9% (Average 4.21%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

December 31, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,489	-	-	$1,489

December 31, 2018	Total	Level 1	Level 2	Level 3

Other real estate owned	$2,443	-	-	$2,443

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019 and 2018:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$1,489	Discounted appraised value	Discount for selling costs	5%-10% (Average 8%)

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$2,443	Discounted appraised value	Discount for selling costs	5%-15% (Average 8%)

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 21
FAIR VALUE MEASUREMENTS (CONTINUED)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and 2018. For short-term financial assets such as cash and cash equivalents and short-term liabilities, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2019 and 2018 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$75,804	$75,804	$-	$-	$75,804
Securities	8,412	-	8,412	-	8,412
Loans held for sale	66,798	-	66,798	-	66,798
Loans held for investment, net	595,035	-	-	580,903	580,903
Interest receivable	2,044	-	2,044	-	2,044
Bank owned life insurance	20,050	-	20,050	-	20,050
Total	$764,221	$75,804	$93,382	$580,903	$750,089
Liabilities:
Deposits	$641,709	$-	$504,522	$139,713	$644,235
Short-term debt	10,000	-	10,000	-	10,000
Long-term debt	53,201	-	-	53,543	53,543
Interest payable	354	-	354	-	354
Total	$705,264	$-	$514,876	$193,256	$708,132

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 21
FAIR VALUE MEASUREMENTS (CONTINUED)

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
December 31, 2019 and 2018

NOTE 22
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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule and fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was fully phased in at 2.50% January 1, 2019. The capital conservation buffer for 2019 was 6.55% and for 2018 was 6.44%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2019 and 2018, that the Bank meets all capital adequacy requirements to which they are subject.

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

As of the most recent notification from the Federal Reserve Bank, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 22
REGULATORY MATTERS, CONTINUED

The actual capital ratios for the Bank are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$96,619	14.55%	$53,116	8.00%	$66,394	10.00%
Tier 1 risk-based ratio	88,319	13.30%	39,837	6.00%	53,116	8.00%
Common equity tier 1	88,319	13.30%	29,877	4.50%	43,156	6.50%
Tier 1 leverage ratio	88,319	10.89%	32,452	4.00%	40,565	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$95,335	14.41%	$52,915	8.00%	$66,143	10.00%
Tier 1 risk-based ratio	90,095	13.62%	39,686	6.00%	52,915	8.00%
Common equity tier 1	90,095	13.62%	29,764	4.50%	42,993	6.50%
Tier 1 leverage ratio	90,095	11.76%	30,639	4.00%	38,299	5.00%

NOTE 23
BUSINESS SEGMENTS:

	December 31, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$38,110	$183	$164	$-	$-	$(247)	$38,210
Service charges on deposits	1,691	-	-	-	-	-	1,691
Investment services and insurance income	2	-	694	-	-	(19)	677
Mortgage banking income, net	-	3,031	-	-	-	-	3,031
Title insurance income	-	-	-	1,503	-	-	1,503
Other operating income	3,011	7	-	-	-	-	3,018
Total income	42,814	3,221	858	1,503	-	(266)	48,130
Expenses:
Interest Expense	6,851	214	-	-	-	(247)	6,818
Provision for loan losses	7,405	-	-	-	-	-	7,405
Salaries and benefits	13,943	1,897	285	1,026	-	-	17,151
Other operating expenses	11,274	726	67	266	53	(19)	12,367
Total expense	39,473	2,837	352	1,292	53	(266)	43,741
Income before income taxes	3,341	384	506	211	(53)	-	4,389
Income tax expense (benefit)	(356)	-	65	-	41	-	(250)
Net income	$3,697	$384	$441	$211	$(94)	$-	$4,639
Net income attributable to noncontrolling interest	-	(130)	-	51	(51)	-	(130)
Net Income attributable to F & M Bank Corp.	$3,697	$254	$441	$160	$(43)	$-	$4,509
Total Assets	$818,273	$7,980	$7,591	$1,504	$91,093	$(112,444)	$813,999
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2018 and 2017

NOTE 23
BUSINESS SEGMENTS (CONTINUED):

	December 31, 2018
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$36,219	$139	$144	$-	$-	$(125)	$36,377
Service charges on deposits	1,496	-	-	-	-	-	1,496
Investment services and insurance income	-	-	918	-	-	(19)	899
Mortgage banking income, net	-	2,348	-	-	-	(36)	2,312
Title insurance income	-	-	-	1,294	-	-	1,294
Other operating income	2,002	-	-	-	-	-	2,002
Total income	39,717	2,487	1,062	1,294	-	(180)	44,380
Expenses:
Interest Expense	4,839	118	-	-	-	(125)	4,832
Provision for loan losses	2,930	-	-	-	-	-	2,930
Salaries and benefits	13,153	2,004	579	700	-	-	16,436
Other operating expenses	9,448	332	56	442	49	(19)	10,308
Total expense	30,370	2,454	635	1,142	49	(144)	34,506
Income before income taxes	9,347	33	427	152	(49)	(36)	9,874
Income tax expense (benefit)	952	-	57	-	32	-	1,041
Net income	$8,395	$33	$370	$152	$(81)	$(36)	$8,833
Net income attributable to noncontrolling interest	-	(10)	-	36	-	(36)	(10)
Net Income attributable to F & M Bank Corp.	$8,395	$23	$370	$116	$(81)	$-	$8,823
Total Assets	$782,273	$7,449	$7,237	$458	$91,072	$(108,746)	$779,743
Goodwill	$2,670	$48	$-	$2	$164	$-	$2,884

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 24
PARENT COMPANY ONLY FINANCIAL STATEMENTS:
Balance Sheets
December 31, 2019 and 2018

	2019	2018
Assets
Cash and cash equivalents	$540	$749
Investment in subsidiaries	88,864	89,468
Other investments	135	135
Income tax receivable (including due from subsidiary)	1,904	946
Goodwill and intangibles	274	327
Total Assets	$91,717	$91,625
Liabilities
Deferred income taxes	108	151
Accrued expenses	34	73
Total Liabilities	$142	$224
Stockholders’ Equity
Preferred stock par value $25 per share, 400,000 shares authorized, 206,660 and 249,860 issued and outstanding at December 31, 2019 and 2018, respectively.	$4,592	$5,672
Common stock par value $5 per share, 6,000,000 shares authorized, 3,208.498 and 3,213,132 shares issued and outstanding for 2019 and 2018, respectively	16,042	16,066
Additional paid in capital	7,510	7,987
Retained earnings	66,008	65,086
Accumulated other comprehensive loss	(3,211)	(3,969)
Noncontrolling interest in consolidated subsidiaires	634	559
Total Stockholders' Equity	91,575	91,401
Total Liabilities and Stockholders' Equity	$91,717	$91,625

Statements of Income
For the years ended December 31, 2019 and 2018

	2019	2018
Income
Dividends from affiliate	$6,000	$8,874
Total Income	6,000	8,874

Expenses
Total Expenses	53	49
Net income before income tax expense
and undistributed subsidiary net income	5,947	8,825

Income Tax Expense	41	32

Income before undistributed subsidiary net income	5,906	8,793
Undistributed subsidiary net income	(1,397)	30
Net Income F&M Bank Corp.	$4,509	$8,823

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 24
PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows
For the years ended December 31, 2019 and 2018

	2019	2018

Cash Flows from Operating Activities
Net income	$4,509	$8,823
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	1,397	(30)
Deferred tax (benefit) expense	(5)	235
Increase in other assets	(905)	(576)
Decrease in other liabilities	(38)	(13)
Net Cash Provided by Operating Activities	4,958	8,439

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Repurchase of preferred stock	(42)	(2,788)
Repurchase of common stock	(1,798)	(1,782)
Proceeds from issuance of common stock	259	266
Dividends paid in cash	(3,587)	(4,303)
Net Cash Used in Financing Activities	(5,167)	(8,607)

Net (decrease) increase in Cash and Cash Equivalents	(209)	(168)

Cash and Cash Equivalents, Beginning of Year	749	917
Cash and Cash Equivalents, End of Year	$540	$749

NOTE 25
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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 26
INVESTMENT IN VSTITLE, LLC

On January 1, 2017, the Company acquired a 76% ownership interest in VSTitle, LLC (VST). VST provides title insurance services to the customers in our market area, including F&M Mortgage and the Bank. F&M Mortgage is the minority owner in VST and accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VST as of December 31, 2019 and 2018, however there is no noncontrolling interest reflected as the 24% is included in VBS Mortgage’s operating results. On January 1, 2018 VST purchased a small title company in Harrisonburg.

NOTE 27
ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table:

dollars in thousands	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December, 31, 2017	$(20)	$(4,122)	$(4,142)
Change in unrealized securities gains (losses), net of tax	(74)	-	(74)
Change in unfunded pension liability, net of tax	-	247	247
Balance at December, 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	87		87
Change in unfunded pension liability, net of tax	-	671	671
Balance at December, 31, 2019	$(7)	$(3,204)	$(3,211)

There were no reclassifications adjustments reported on the consolidated statements of income during 2019 or 2018.

NOTE 28
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
December 31, 2019 and 2018

NOTE 28
REVENUE RECOGNITION (CONTINUED)

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

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 28
REVENUE RECOGNITION (CONTINUED)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2019 and 2018.

	Twelve Months Ended December 31,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$1,691	$1,496
Investment Services and Insurance Income	678	901
Title Insurance Income	1,503	1,293
ATM and check card fees	1,760	1,537
Other	1,195	525
Noninterest Income (in-scope of Topic 606)	6,826	5,752
Noninterest Income (out-of-scope of Topic 606)	3,094	2,251
Total Noninterest Income	$9,920	$8,003

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

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
December 31, 2019 and 2018

NOTE 29
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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2019
Lease Liabilities (included in accrued and other liabilities)	$917
Right-of-use assets (included in other assets)	$912
Weighted average remaining lease term	6.26 years
Weighted average discount rate	3.51%

	2019	2018
Lease cost (in thousands)
Operating lease cost	$128	$217
Total lease cost	$128	$217

Cash paid for amounts included in the measurement of lease liabilities	$148

F & M Bank Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (dollars in thousands)
December 31, 2019 and 2018

NOTE 29
LEASES (CONTINUED)

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of December 31, 2019
Twelve months ending December 31, 2020	128
Twelve months ending December 31, 2021	110
Twelve months ending December 31, 2022	105
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	627
Total undiscounted cash flows	$1,155
Discount	(238)
Lease liabilities	$917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2020 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
F&M Bank Corp.
Timberville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited F&M Bank Corp. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of the Company for the years then ended, and the related notes to the consolidated financial statements, and our report dated March 16, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s internal controls did not allow for the timely identification of a system input error that prevented the deferred costs associated with a portion of the indirect dealer auto loan portfolio from amortizing properly. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 16, 2020 on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal controlover financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
March 16, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure records and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2019, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2019 the Company’s disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

In the fourth quarter of 2019, the Company identified a material weakness in the design effectiveness of its control environment. The material weakness resulted from the failure to design appropriate controls to identify in a timely manner a system input error that prevented the deferred costs associated with indirect dealer auto loans originated after a certain date from amortizing properly. Management determined this deficiency represents a material weakness in internal controls over financial reporting on the basis that it resulted in a correction of an immaterial error in prior period financial statements that if corrected in the current year would materially misstate the current year’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All necessary adjustments have been recorded and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Remediation for Reported Material Weakness. The Company has implemented a remediation plan to address the material weakness described above with respect to unamortized indirect dealer finance commissions. To address the material weakness, the Company analyzed all data inputs required by the core processing system in order to accurately amortize commissions paid to dealers for indirect auto loans. As of the date of this filing, the system inputs have been verified for all active loans to ensure amortization is being calculated and recorded appropriately.

Changes in Internal Control over Financial Reporting. Except as disclosed above, there were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management concluded the Company’s internal control over financial reporting was not effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour’s attestation report on the Company’s internal control over financial reporting is included in Item 8 “Financial Statements and Supplemental Data” on this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders to be held May 2, 2020 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm of the Company are in Part II, Item 8 on pages 43 thru 97:

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

3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Annual Report on Form 10-K, filed March 8, 2002.

4.1	Description of Securities (filed herewith)

10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.

10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.

10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.

10.4
Separation Agreement and General Release, by and between Farmers and Merchants Bank and Neil W. Hayslett, incorporated herein by reference from F&M Bank Corp.’s Current Report on Form 8-K filed November 1, 2019.

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

101
The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

PART IV

Item 16 Form 10-K Summary

Not Required

Shareholders may obtain, free of charge, a copy of the exhibits to this Report on Form 10-K by writing Stephanie E. Shillingburg, Corporate Secretary, at F & M Bank Corp., P.O. Box 1111, Timberville, Virginia 22853 or our website at www.fmbankva.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp.
(Registrant)

By:	/s/ Mark C. Hanna	Date	March 16, 2020
Mark C. Hanna
Director and Chief Executive Officer

By:	/s/ Carrie A. Comer	Date	March 16, 2020
Carrie A. Comer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

	Director	March 16, 2020
Larry A. Caplinger

	Director	March 16, 2020
John N. Crist

	Director	March 16, 2020
Dean W. Withers

	Director	March 16, 2020
Daniel J. Harshman

	Director, Chair	March 16, 2020
Michael W. Pugh

	Director	March 16, 2020
Christopher S. Runion

	Director	March 16, 2020
E. Ray Burkholder

	Director	March 16, 2020
Peter H. Wray

Director	March 16, 2020
Anne Keeler