Form 10-Q
period 2020-03-31
F&M BANK CORP
filed 2020-05-11
CIK 740806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]
Quarterly report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, par value $5 -	3,192,816 shares

F & M BANK CORP.

Index

PART I FINANCIAL INFORMATION

Part I Financial Information
Item 1 Financial Statements

F & M BANK CORP.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019*
	(Unaudited)
Assets
Cash and due from banks	$9,528	$8,119
Money market funds and interest-bearing deposits in other banks	1,646	1,126
Federal funds sold	78,944	66,559
Cash and cash equivalents	90,118	75,804
Securities:
Held to maturity, at amortized cost – fair value of $125 and $124 in 2020 and 2019, respectively	125	124
Available for sale, at fair value	7,278	4,366
Other investments	12,436	13,525
Loans held for sale	60,765	66,798
Loans held for investment	609,585	603,425
Less: allowance for loan losses	(9,437)	(8,390)
Net loans held for investment	600,148	595,035

Other real estate owned, net	1,336	1,489
Bank premises and equipment, net	18,953	18,931
Interest receivable	2,006	2,044
Goodwill	2,884	2,884
Bank owned life insurance	20,197	20,050
Other assets	12,221	12,949
Total assets	$828,467	$813,999

Liabilities
Deposits:
Noninterest bearing	$180,118	$168,715
Interest bearing	499,192	472,994
Total deposits	679,310	641,709

Short-term debt	-	10,000
Accrued liabilities	15,634	17,514
Long-term debt	42,089	53,201
Total liabilities	737,033	722,424

Commitments and contingencies		-

Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 206,660 and 206,660
issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,592	4,592
Common stock, $5 par value, 6,000,000 shares authorized, 3,192,464 and 3,208,498
shares issued and outstanding for March 31, 2020 and December 31, 2019, respectively	15,962	16,042
Additional paid in capital – common stock	7,184	7,510
Retained earnings	66,297	66,008
Noncontrolling interest in consolidated subsidiaries	649	634
Accumulated other comprehensive loss	(3,250)	(3,211)
Total stockholders’ equity	91,434	91,575
Total liabilities and stockholders’ equity	$828,467	$813,999
*Derived from audit consolidated financial statements.

F & M BANK CORP.
Consolidated Statements of Income
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2020	2019
Interest and fees on loans held for investment	8,452	$9,087
Interest and fees on loans held for sale	270	326
Interest from money market funds, federal funds sold, and deposits in other banks	297	14
Interest on debt securities – taxable	91	105
Total interest and dividend income	9,110	9,532

Interest expense
Total interest on deposits	1,452	1,101
Interest from short-term debt	41	203
Interest from long-term debt	213	194
Total interest expense	1,706	1,498

Net interest income	7,404	8,034

Provision for Loan Losses	1,500	1,450
Net Interest Income After Provision for Loan Losses	5,904	6,584

Noninterest income
Service charges on deposit accounts	361	386
Insurance, other commissions and mortgage banking, net	1,485	957
Other operating income	655	513
Income from bank owned life insurance	151	147
Low income housing partnership losses	(223)	(214)
Total noninterest income	2,429	1,789

Noninterest expense
Salaries	3,012	2,833
Employee benefits	1,022	1,190
Occupancy expense	267	279
Equipment expense	306	269
FDIC insurance assessment	95	82
Other real estate owned, net	19	274
Advertising expense	130	148
Legal and professional fees	149	155
Data processing expense	749	555
Directors fees	116	102
Bank franchise tax	195	131
Other operating expenses	1,060	1,012
Total noninterest expense	7.120	7,030

Income before income taxes	1,213	1,343
Income tax expense (benefit)	(38)	79
Net Income	1,251	1,264
Net (income) loss attributable to noncontrolling interest	(62)	22
Net Income attributable to F & M Bank Corp.	1,189	$1,286
Dividends paid/accumulated on preferred stock	66	79
Net income available to common stockholders	$1,123	$1,207

Per Common Share Data
Net income – basic	$.35	$.38
Net income – diluted	$.35	$.37
Cash dividends on common stock	$.26	$.25
Weighted average common shares outstanding – basic	3,204,084	3,210,042
Weighted average common shares outstanding – diluted	3,433,683	3,484,906

F & M BANK CORP.
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net Income	$1,189	$1,286

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(49)	33
Tax effect	10	(7)
Unrealized holding gains (losses), net of tax	(39)	26

Total other comprehensive income	$(39)	$26

Comprehensive income attributable to F&M Bank Corp.	$1,150	$1,312

Comprehensive income (loss) attributable to noncontrolling interests	$62	$(22)

Total comprehensive income	$1,212	$1,290

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(Unaudited)

Three months ended March 31, 2020 and 2019.
			Additional			Accumulated
			Paid			Other
	Preferred	Common	in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911
Net income (loss)	-	-	-	1,286	(22)	-	1,264
Other comprehensive income	-	-	-	-	-	26	26
Dividends on common stock ($.25 per share)	-	-	-	(819)	-	-	(819)
Preferred stock repurchased (1,200 shares)	(30)		(11)				(41)
Preferred stock converted to Common (2,000 shares)	(50)	11	39				-
Common stock repurchased (13,327 shares)	-	(66)	(356)	-	-	-	(422)
Common stock issued (3,900 shares)	-	8	48	-	-	-	56

Balance, March 31, 2019	$5,592	$16,019	$7,707	$66,063	$537	$(3,943)	$91,975

Balance December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net income (loss)	-	-	-	1,189	62	-	1,251
Other comprehensive income	-	-	-	-	-	(39)	(39)
Distributions to noncontrolling interest					(47)		(47)
Dividends on preferred stock ($1.28per share)	-	-	-	(66)	-	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(834)	-	-	(834)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (2,438 shares)	-	12	55	-	-	-	67

Balance, March 31, 2020	$4,592	$15,962	$7,184	$66,297	$649	$(3,250)	$91,434

See Notes to Consolidated Financial Statements

F & M BANK CORP.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,189	$1,286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	320	300
Amortization of intangibles	17	10
Amortization of securities	(4)	1
Proceeds from loans held for sale originated	31,210	22,356
Gain on sale of loans held for sale originated	(917)	(753)
Loans held for sale originated	(38,694)	(21,602)
Provision for loan losses	1,500	1,450
Deferred taxes	(331)	55
Decrease (increase) in interest receivable	38	(125)
Decrease (increase) in other assets	1,061	(18)
(Decrease) increase in accrued liabilities	(1,872)	584
Amortization of limited partnership investments	223	214
Income from life insurance investment	(151)	(147)
Loss on sale of fixed assets	1	10
Loss on sale and valuation adjustments for other real estate owned	19	269
Net cash (used in) provided by operating activities	(6,391)	3,890

Cash flows from investing activities
Proceeds from maturity of investments available for sale	21	16
Proceeds from the sale of other real estate owned	134	-
Purchases of investments available for sale and other investments	(2,978)	-
Proceeds from the redemption of restricted stock, net	866	12
Net increase in loans held for investment	(6,613)	(7,172)
Net decrease in loans held for sale participations	14,434	11,381
Net purchase of property and equipment	(343)	(655)
Net cash provided by investing activities	5,521	3,582

Cash flows from financing activities
Net change in deposits	37,601	9,511
Net change in short-term debt	(10,000)	(10,116)
Dividends paid in cash	(900)	(819)
Proceeds from issuance of common stock	67	56
Repurchase of common stock	(473)	(422)
Repurchase of preferred stock	-	(41)
Repayments of long-term debt	(11,112)	(1,193)
Net cash provided by (used in) financing activities	15,183	(3,024)

Net increase in Cash and Cash Equivalents	14,314	4,448
Cash and cash equivalents, beginning of period	75,804	10,912
Cash and cash equivalents, end of period	$90,118	$15,360
Supplemental Cash Flow information:
Cash paid for:
Interest	$1,694	$1,498

Supplemental non-cash disclosures:
Right of Use Asset and lease liability, upon adoption	-	1,034
Change in unrealized (loss) gain on securities available for sale	(49)	33

See Notes to Consolidated Financial Statements

DOLLARS ARE REPORTED IN THOUSANDS THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.
Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of F&M Bank Corp. (the “Company”) include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of noncontrolling interest) and VSTitle, LLC (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at fourteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc. (“TEB”), Farmers & Merchants Financial Services, Inc (“FMFS”), F&M Mortgage and VSTitle, LLC.

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

Risk and Uncertainties
The coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings. These changes will likely affect our operations throughout the remainder of 2020, although the extent and significance are unknown. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the nature and duration of the long-term effect on our borrowers’ ability to repay. Accordingly, significant estimates used in the preparation of our financial statements including those associated with evaluations of goodwill for impairment, and allowance for loan losses may be subject to adjustments in future periods.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Note 1.
Summary of Significant Accounting Policies, continued

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings (loss) per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS net income (loss) available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three month periods ended March 31, 2020 and 2019. Convertible preferred stock was not included in the diluted earnings per share calculation for the three months ended March 31, 2020 and 2019, as the effects were antidilutive.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Three months ended
	March 31, 2020	March 31, 2019
Earnings available to common stockholders:
Net income	$1,251	$1,264
Noncontrolling interest income (loss)	62	(22)
Preferred stock dividends	66	79
Net income available to common stockholders	$1,123	$1,207

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Three months ended
	March 31, 2020			March 31, 2019
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,123	3,204,084	$.35	$1,207	3,210,042	$0.38
Effect of Dilutive Securities:
Convertible Preferred Stock	66	229,599	-	79	274,864	(0.01)
Diluted EPS	$1,189	3,433,683	$.35	$1,286	3,484,906	$0.37

Note 2.
Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2020 and December 31, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
U. S. Treasuries	$125	$-	$-	$125
December 31, 2019
U. S. Treasuries	$124	$-	$-	$124

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U. S. Treasuries	$2,988	$10	$-	$2,988
U. S. Government sponsored enterprises	2,000	1	-	2,001
Mortgage-backed obligations of federal agencies	296	11	-	307
Corporate debt security	2,052	-	80	1,972
Total Securities Available for Sale	$7,336	$2	$80	$7,278

December 31, 2019
U. S. Government sponsored enterprises	$2,000	$-	$11	$1,989
Mortgage-backed obligations of federal agencies	317	2	-	319
Corporate debt security	2,059	-	1	2,058
Total Securities Available for Sale	$4,376	$2	$12	$4,366

The amortized cost and fair value of securities at March 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$2,988	$2,998
Due after one year through five years	-	-	4,052	3,973
Due after five years	-	-	-	-
Due after ten years	-	-	296	307
Total	$125	$125	$7,336	$7,278

Note 2.
Investment Securities, continued

There were no sales of available for sale securities in the first quarter of 2020 or 2019. The securities held are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. There were no securities with other than temporary impairment.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at March 31, 2020 and December 31, 2019 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Corporate debt security	$1,972	$80	$ -	$ -	$1,972	$80
Total	$1,972	$80	$ -	$ -	$1 972	$80

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U. S. Government sponsored enterprises	$1,989	$11	$-	$-	$1,989	$11
Corporate debt security	2,058	1	-	-	2,058	1
Total	$4,047	$12	$-	$-	$4,047	$12

As of March 31, 2020, other investments consist of investments in twenty-one low-income housing and historic equity partnerships (carrying basis of $8,305), stock in the Federal Home Loan Bank (carrying basis $2,526) and various other investments (carrying basis $1,605). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2020. At March 31, 2020, the Company was committed to invest an additional $2,944 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the balance sheet. The Company does not have any pledged securities.

Note 3.
Loans

As of April 28, 2020, we had executed 733 modifications allowing principal and interest deferrals of no more than 6 months on outstanding loan balances of $73.9 million in connection with COVID-19 relief. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Loans held for investment outstanding at March 31, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	2020	2019
Construction/Land Development	$75,221	$77,131
Farmland	32,130	29,718
Real Estate	176,068	178,267
Multi-Family	6,335	5,364
Commercial Real Estate	135,364	129,850
Home Equity – closed end	9,232	9,523
Home Equity – open end	47,663	47,774
Commercial & Industrial – Non-Real Estate	32,699	33,535
Consumer	10,731	10,165
Dealer Finance	81,225	78,976
Credit Cards	2,917	3,122
Total	$609,585	$603,425

Note 3.
Loans, continued

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $177,000 and $178,253 as of March 31, 2020 and December 31, 2019, respectively. The Company maintains a blanket lien on its certain residential real estate, commercial and home equity loans.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of March 31, 2020 and December 31, 2019 were $60,765 and $66,798, respectively.

The following is a summary of information pertaining to impaired loans (in thousands):

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment1	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,606	$1,606	$-	$2,042	$2,042	$-
Farmland	-	-	-	-	-	-
Real Estate	5,617	5,617	-	5,131	5,131	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,468	1,468	-	1,302	1,302	-
Home Equity – closed end	-	-	-	716	716	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	188	188	-	17	17	-
Consumer	-	-	-	-	-	-
Credit cards	-	-		-	-	-
Dealer Finance	29	29	-	79	79	-
	8,908	8,908	-	9,287	9,287	-
Impaired loans with a valuation allowance
Construction/Land Development	356	356	3	1,036	2,061	85
Farmland	1,927	1,927	527	1,933	1,933	537
Real Estate	9,770	9,770	672	10,404	10,404	569
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	1,835	1,835	302	638	638	213
Home Equity – closed end	707	707	-	-	-	-
Home Equity – open end	152	152	15	151	151	151
Commercial & Industrial – Non-Real Estate	70	70	70	192	192	192
Consumer	3	3	1	4	4	1
Credit cards	-	-		-	-	-
Dealer Finance	154	154	12	136	136	7
	14,974	14,974	1,602	14,494	15,519	1,755
Total impaired loans	$23,882	$23,882	$1,602	$23,781	$24,806	$1,755

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3.
Loans, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	March 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,824	$25	$1,957	$130
Farmland	-	-	971	-
Real Estate	5,374	76	5,965	312
Multi-Family	-	-	-	-
Commercial Real Estate	1,385	20	1,605	72
Home Equity – closed end	358	-	539	57
Home Equity – open end	-	-	40	-
Commercial & Industrial – Non-Real Estate	102	-	15	2
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	54	-	55	5
	9,097	121	11,147	578
Impaired loans with a valuation allowance
Construction/Land Development	696	-	2,248	68
Farmland	1,930	6	967	16
Real Estate	10,087	140	3,121	589
Multi-Family	-	-	-	-
Commercial Real Estate	1,237	28	2,542	36
Home Equity – closed end	353	10	-	-
Home Equity – open end	151	2	38	10
Commercial & Industrial – Non-Real Estate	131	1	97	13
Consumer	4	-	4	-
Credit cards	-	-	-	-
Dealer Finance	145	4	166	11
	14,734	191	9,183	743
Total impaired loans	$23,831	$312	$20,330	$1,321

Note 3.
Loans, continued

The following table presents the aging of the recorded investment of past due loans (in thousands) as of March 31, 2020 and December 31, 2019:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
March 31, 2020
Construction/Land Development	$189	$-	$400	$589	$74,632	$75,221	$400	$-
Farmland	-	-	1,927	1,927	30,203	32,130	1,927	-
Real Estate	1,378	225	667	2,270	173,798	176,068	855	34
Multi-Family	-	-	-	-	6,335	6,335	-	-
Commercial Real Estate	305	-	-	305	135,059	135,364	120	-
Home Equity – closed end	-	-	-	-	9,232	9,232	-	-
Home Equity – open end	562	51	383	996	46,667	47,663	215	169
Commercial & Industrial – Non- Real Estate	99	197	243	539	32,160	32,699	252	-
Consumer	125	56	-	181	10,550	10,731	-	-
Dealer Finance	1,202	214	64	1,480	79,745	81,225	191
Credit Cards	21	31	5	57	2,860	2,917	-	5
Total	$3,881	$774	$3,689	$8,344	$601,241	$609,585	$3,960	$208

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2019
Construction/Land Development	$117	$45	$1,255	$1,417	$75,714	$77,131	$1,301	$-
Farmland	27	-	1,933	1,960	27,758	29,718	1,933	-
Real Estate	2,440	1,035	837	4,312	173,955	178,267	420	619
Multi-Family	-	-	-	-	5,364	5,364	-	-
Commercial Real Estate	563	-	137	700	129,150	129,850	900	-
Home Equity – closed end	-	-	-	-	9,523	9,523	-	-
Home Equity – open end	429	296	15	740	47,034	47,774	-	15
Commercial & Industrial – Non- Real Estate	726	4	-	730	32,805	33,535	203	-
Consumer	89	14	-	103	10,062	10,165	1	-
Dealer Finance	1,943	400	198	2,541	76,435	78,976	249	84
Credit Cards	31	-	4	35	3,087	3,122	-	4
Total	$6,365	$1,794	$4,379	$12,538	$590,887	$603,425	$5,007	$722

At March 31, 2020 and December 31, 2019, other real estate owned included $60 and $133 of foreclosed residential real estate, respectively. The Company has $751 of consumer mortgages for which foreclosure is in process at March 31, 2020.

Nonaccrual loans at March 31, 2020 would have earned approximately $59 in interest income for the quarter had they been accruing loans.

Note 4.
Allowance for Loan Losses

A summary of changes in the allowance for loan losses (in thousands) for March 31, 2020 and December 31, 2019 is as follows:

March 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$114	$1,297	$3	$1,294
Farmland	668	-	-	40	708	527	181
Real Estate	1,573	36	2	290	1,829	672	1,157
Multi-Family	20	-	-	22	42	-	42
Commercial Real Estate	1,815	-	-	698	2,513	302	2,211
Home Equity – closed end	42	-	-	9	51	-	51
Home Equity – open end	457	-	1	(81)	377	15	362
Commercial & Industrial – Non-Real Estate	585	35	2	65	617	70	547
Consumer	186	18	16	28	212	1	211
Dealer Finance	1,786	580	212	304	1,722	12	1,710
Credit Cards	68	17	7	11	69	-	69
Total	$8,390	$693	$240	$1,500	$9,437	$1,602	$7,835

December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$2,319	$50	$1,365	$1,190	$85	$1,105
Farmland	15	-	-	653	668	537	131
Real Estate	292	32	4	1,309	1,573	569	1,004
Multi-Family	10	-	-	10	20	-	20
Commercial Real Estate	416	677	16	2,060	1,815	213	1,602
Home Equity – closed end	13	1	2	28	42	-	42
Home Equity – open end	126	126	1	456	457	151	306
Commercial & Industrial – Non-Real Estate	192	127	81	439	585	192	393
Consumer	70	116	44	188	186	1	185
Dealer Finance	1,974	2,118	1,144	786	1,786	7	1,779
Credit Cards	38	110	29	111	68	-	68
Total	$5,240	$5,626	$1,371	$7,405	$8,390	$1,755	$6,635

Note 4.
Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of March 31, 2020 and December 31, 2019:

March 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$75,221	$1,962	$73,259
Farmland	32,130	1,927	30,203
Real Estate	176,068	15,387	160,681
Multi-Family	6,335	-	6,335
Commercial Real Estate	135,364	3,303	132,061
Home Equity – closed end	9,232	707	8,525
Home Equity –open end	47,663	152	47,511
Commercial & Industrial – Non-Real Estate	32,699	258	32,441
Consumer	10,731	3	10,728
Dealer Finance	81,225	183	81,042
Credit Cards	2,917	-	2,917

Total	$609,585	$23,882	$585,703

December 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,131	$3,078	$74,053
Farmland	29,718	1,933	27,785
Real Estate	178,267	15,535	162,732
Multi-Family	5,364	-	5,364
Commercial Real Estate	129,850	1,940	127,910
Home Equity – closed end	9,523	716	8,807
Home Equity –open end	47,774	151	47,623
Commercial & Industrial – Non-Real Estate	33,535	209	33,326
Consumer	10,165	4	10,161
Dealer Finance	78,976	215	78,761
Credit Cards	3,122	-	3,122
	$603,425	$23,781	$579,644
Total

Note 4.
Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands)
as of March 31, 2020, and December 31, 2019:

March 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$179	$12,899	$49,365	$8,895	$2,729	$1,154	$-	$75,221
Farmland	59	344	8,586	14,979	5,058	1,177	1,927	-	32,130
Real Estate	-	1,944	46,852	81,815	23,346	5,078	17,033	-	176,068
Multi-Family	-	-	2,353	3,659	149	174	-	-	6,335
Commercial Real Estate	-	1,929	40,259	70,768	15,488	4,550	2,370	-	135,364
Home Equity – closed end	-	183	2,781	3,728	1,284	1,256	-	-	9,232
Home Equity – open end	34	1,708	18,272	22,388	3,735	812	714	-	47,663
Commercial & Industrial (Non-Real Estate)	123	2,146	11,073	15,004	3,033	1,022	298	-	32,699
Consumer (excluding dealer)	5	166	4,128	4,661	1,709	61	1	-	10,731
Total	$221	$8,599	$147,203	$266,367	$62,697	$16,859	23,497	$-	$525,443

	Credit Cards	Dealer Finance
Performing	$2,912	$81,033
Non-performing	5	192
Total	$2,917	$81,225

Note 4.
Allowance for Loan Losses, continued

December 31, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$615	$21,904	$41,693	$8,218	$2,434	$2,267	$-	$77,131
Farmland	60	363	9,479	13,754	2,942	1,188	1,932	-	29,718
Real Estate	-	1,900	48,308	81,371	23,876	5,635	17,177	-	178,267
Multi-Family	-	-	1,327	3,711	153	173	-	-	5,364
Commercial Real Estate	-	2,465	40,227	67,626	14,139	4,397	996	-	129,850
Home Equity – closed end	-	189	2,999	3,816	1,154	1,365	-	-	9,523
Home Equity – open end	17	1,965	17,789	22,705	3,769	1,198	331	-	47,774
Commercial & Industrial (Non-Real Estate)	142	2,042	12,818	15,035	2,877	373	248	-	33,535
Consumer (excluding dealer)	6	170	3,476	4,726	1,729	56	2	-	10,165
Total	$225	$9,709	$158,327	$254,437	$58,857	$16,819	$22,953	$-	$521,327

							Credit Cards	Dealer Finance
Performing							$3,118	$78,529
Non-performing							4	447
Total							$3,122	$78,976

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

Grade 4 – Acceptable Risk: Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must by covered through additional long-term debt. Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.

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

Note 5.
Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2020.

  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

Service cost	$202	$185
Interest cost	105	137
Expected return on plan assets	(183)	(202)
Amortization of prior service cost	(3)	(4)
Amortization of net loss	55	70
Net periodic pension cost	$176	$186

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

Derivatives

The Company’s derivatives, which are associated with the Indexed Certificate of Deposit (ICD) product once offered, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs. This product is no longer offered, however there are a few certificates of deposits that have not matured.

Note 6. Fair Value, continued

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

March 31, 2020	Total	Level 1	Level 2	Level 3

U. S. Treasury securities	$2,998	$-	$2,998	$-
U. S. Government sponsored enterprises	2,001	-	2,001	-
Mortgage-backed obligations of federal agencies	307	-	307	-
Corporate debt securities	1,972	-	1,972	-
Total securities available for sale	$7,278	$-	$7,278	-
Derivatives – ICD	$55	$-	$55	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

U. S. Government sponsored enterprises	$1,989	-	$1,989	-
Mortgage-backed obligations of federal agencies	319	-	319	-
Other debt securities	2,058	-	2,058	-
Total securities available for sale	$4,366	$-	$4,366	$-
Derivatives - ICD	$72	$-	$72	-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are short-term loans purchased at par for resale to investors at the par value of the loan and loans originated by F&M Mortgage for sale in the secondary market. Loan participations are generally repurchased within 15 days.  Loans originated for sale by F&M Mortgage are recorded at lower of cost or market. No market adjustments were required at March 31, 2020 or December 31, 2019; therefore, loans held for sale were carried at cost. Because of the short-term nature and fixed purchase price, the book value of these loans approximates fair value at March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, and December 31, 2019, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2020	Total	Level 1	Level 2	Level 3

Construction/Land Development	$353	$-	$-	$353
Farmland	1,400	-	-	1,400
Real Estate	9,098	-	-	9,098
Commercial Real Estate	1,533	-	-	1,533
Consumer	2	-	-	2
Home Equity	844	-	-	844
Dealer Finance	142	-	-	142
Impaired loans	$13,372	$-	$-	$13,372

December 31, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$951	-	-	$951
Farmland	1,396	-	-	1,396
Real Estate	9,835	-	-	9,835
Commercial Real Estate	425	-	-	425
Consumer	3	-	-	3
Dealer Finance	129	-	-	129
Impaired loans	$12,739	$-	$-	$12,739

Note 6.
Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for March 31, 2020 and December 31, 2019:

(dollars in thousands)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$13,372	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 24.58%)

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$12,739	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 24.04%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

March 31, 2020	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,336	-	-	$1,336

December 31, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,489	-	-	$1,489

The following table presents information about Level 3 Fair Value Measurements for March 31, 2020:

(dollars in thousands)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$1,336	Discounted appraised value	Discount for selling costs	0.5%-7% (Average 4%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019:

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Other real estate owned	$1,489	Discounted appraised value	Discount for selling costs	5%-10% (Average 8%)

Note 7.
Disclosures About Fair Value of Financial Instruments

 The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019. Fair values for March 31, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2020
Assets:
Cash and cash equivalents	$90,118	$90,118	$-	$-	$90,118
Securities	7,403	-	7,403	-	7,403
Loans held for sale	60,765	-	60,765	-	60,765
Loans held for investment, net	600,148	-	-	599,767	599,767
Interest receivable	2,006	-	2,006	-	2,006
Bank owned life insurance	20,197	-	20,197	-	20,197
Total	$780,637	$90,118	$90,371	$599,767	$780,256
Liabilities:
Deposits	$679,310	$-	$548,263	$136,477	$684,740
Short-term debt	-	-	-	-	-
Long-term debt	42,089	-	-	43,162	43,162
Interest payable	366	-	366	-	366
Total	$721,765	$-	$548,629	$179,639	$728,268

Note 7.
Disclosures About Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$75,804	$75,804	$-	$-	$75,804
Securities	4,490	-	4,490	-	4,490
Loans held for sale	66,798	-	66,798	-	66,798
Loans held for investment, net	595,035	-	-	580,903	580,903
Interest receivable	2,044	-	2,044	-	2,044
Bank owned life insurance	20,050	-	20,050	-	20,050
Total	$764,221	$75,804	$93,382	$580,903	$750,089
Liabilities:
Deposits	$641,709	$-	$504,522	$139,713	$644,235
Short-term debt	10,000	-	10,000	-	10,000
Long-term debt	53,201	-	-	53,543	53,543
Interest payable	354	-	354	-	354
Total	$705,264	$-	$514,876	$193,256	$708,132

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

During the three months ended March 31, 2020, there was one loan modification that was considered to be a troubled debt restructuring. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2020
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$4	$4
Total	1	$4	$4

Note 8.
Troubled Debt Restructuring, continued

At March 31, 2020, there was one loan restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	March 31, 2020
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$30	$30
Total	1	$30	$30

During the three months ended March 31, 2019, there were two loan modifications that were considered to be troubled debt restructurings. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	2	$5	$5
Total	2	$5	$5

At March 31, 2019, there were three loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	March 31, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	3	$10	$10
Total	3	$10	$10

Note 9.
Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for March 31, 2020 and 2019:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	(39)	-	(39)
Balance at March 31, 2020	$(46)	$(3,204)	$(3,250)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	26	-	26
Balance at March 31, 2019	$(68)	$(3,875)	$(3,943)

There were no reclassifications adjustments reported on the consolidated statements of income during the three months ended March 31, 2019 or 2020.

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

The following tables represent revenues and expenses by segment for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,071	$36	$44	$-	$-	$(41)	$9,110
Service charges on deposits	361	-	-	-	-	-	361
Investment services and insurance income	-	-	188	-	-	(4)	184
Mortgage banking income, net	-	930	-	-	-	-	930
Title insurance income	-	-	-	371	-	-	371
Other operating income	581	2	-	-	-	-	583
Total income	10,013	968	232	371	-	(45)	11,539
Expenses:
Interest Expense	1,719	28	-	-	-	(41)	1,706
Provision for loan losses	1,500	-	-	-	-	-	1,500
Salary and benefit expense	3,167	525	85	257	-	-	4,034
Other operating expenses	2,785	218	10	66	11	(4)	3,086
Total expense	9,171	771	95	323	11	(45)	10,326
Income (loss) before income taxes	842	197	137	48	(11)	-	1,213
Income tax expense (benefit)	(71)	-	19	-	14	-	(38)
Net income (loss)	913	197	118	48	(25)	-	1,251
Net (income) loss attributable to noncontrolling interest	-	62	-	11	(11)	-	62
Net Income (loss) attributable to F & M Bank Corp.	$913	$135	$118	$37	$(14)	-	$1,189
Total Assets	$831,071	$15,566	$7,915	$1,039	$90,908	$(118,032)	$828,467
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10.
Business Segments, continued

	Three Months Ended March 31, 2019
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,501	$25	$34	$-	$-	$(28)	$9,532
Service charges on deposits	386	-	-	-	-	-	386
Investment services and insurance income	-	-	152	-	-	(1)	151
Mortgage banking income, net	-	530	-	-	-	-	530
Title insurance income	-	-	-	276	-	-	276
Other operating income	444	-	-	-	2	-	446
Total income	10,331	555	186	276	2	(29)	11,321
Expenses:
Interest Expense	1,500	26	-	-	-	(28)	1,498
Provision for loan losses	1,450	-	-	-	-	-	1,450
Salary and benefit expense	3,290	430	81	222	-	-	4,023
Other operating expenses	2,754	173	13	62	6	(1)	3,007
Total expense	8,994	629	94	284	6	(29)	9,978
Income (loss) before income taxes	1,337	(74)	92	(8)	(4)	-	1,343
Income tax expense	47	-	13	-	19	-	79
Net income (loss)	1,290	(74)	79	(8)	(23)	-	1,264
Net loss attributable to noncontrolling interest	-	(22)	-	(2)	2	-	(22)
Net Income (loss) attributable to F & M Bank Corp.	$1,290	$(52)	$79	$(6)	$(25)	$-	$1,286
Total Assets	$763,585	$6,744	$7,487	$769	$91,635	$(90,183)	$780,037
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 11.
Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. Short-term debt totaled $0 and $10,000 at March 31, 2020 and December 31, 2019, respectively.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .80% to 2.56%; the weighted average interest rate was 1.85% at March 31, 2020 and December 31, 2019. The balance of these obligations at March 31, 2020 and December 31, 2019 were $42,089 and $53,197 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

VSTitle, LLC has a note payable for vehicle purchases with a balance of $0 and $4 at March 31, 2020 and December 31, 2019, respectively.

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

Note 12.
Revenue Recognition, continued

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$361	$386
Investment Services, Insurance and Mortgage Income	1,114	681
Title Insurance Income	371	276
ATM and check card fees	433	369
Other	161	127
Noninterest Income (in-scope of Topic 606)	2,439	1,839
Noninterest Income (out-of-scope of Topic 606)	(10)	(50)
Total Noninterest Income	$2,429	$1,789

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020, and December 31, 2019, the Company did not have any significant contract balances.

Note 12.
Revenue Recognition, continued

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2020	March 31, 2019
Lease Liabilities (included in accrued and other liabilities)	$956	$1,019
Right-of-use assets (included in other assets)	$949	$1,033
Weighted average remaining lease term	4.75 years	8.51 years
Weighted average discount rate	3.47%	3.51%

Lease cost (in thousands)
Operating lease cost	$33	$32
Total lease cost	$33	$32

Cash paid for amounts included in the measurement of lease liabilities	$38	$38

Note 13.
Leases, continued

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2020
Twelve months ending December 31, 2020	101
Twelve months ending December 31, 2021	134
Twelve months ending December 31, 2022	129
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	123
Thereafter	627
Total undiscounted cash flows	$1,207
Discount	(251)
Lease liabilities	$956

Note 14.
Subsequent Events

On April 28, 2020, as part of itsstrategic efforts to reduce overhead, the Company announced that it will be consolidating three branch locations in Craigsville, Grottoes and Luray, Virginia. While these physical locations will close on July 31, 2020, impacted employees will be offered comparable positions within the organization. The regulators and customers of the effected branches were notified starting on April 28, 2020.

The Company has made the decision to purchase the minority interest (30%) in the subsidiary VBS Mortgage (DBA F&M Mortgage). The purchase is expected to close in the second quarter of 2020.

On May 5, 2020, the shareholders of F&M Bank Corp. approved a Stock Incentive Plan (“Plan”). The Plan is designed to further the long-term stability and financial success of the Company and its shareholders by attracting and retaining employees, directors and consultants upon whose judgment, interest and efforts the Company and its affiliates depend for the successful conduct of their businesses, and to further align those persons’ interests with the interests of the Company’s shareholders. A total of 200,000 shares of common stock will be reserved for issuance under the Plan. Prior to the adoption of the Plan, the Company has not made any grants of stock or stock-based incentives to employees or directors of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (Company), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (Bank). TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services (FMFS) are wholly-owned subsidiaries of the Bank. The Bank also holds a majority ownership in VBS Mortgage (DBA F&M Mortgage) and the Company holds a majority ownership in VSTitle LLC (VST), with the remaining minority interest owned by F&M Mortgage.

The Bank is a full service commercial bank offering a wide range of banking and financial services through its fourteen branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville, Virginia. VSTitle provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

The Company’s primary trade area services customers in Rockingham County, Shenandoah County, Page County and Augusta County.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2019 Form 10-K.

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

Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: rapidly changing uncertainties related to the COVID-19 pandemic, general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, the financial strength of borrowers, and consumer spending and savings habits.

We do not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change. Following is a summary of the Company’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310. Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the dealer loan portfolio; maturity of lending staff; the findings of internal credit quality assessments, results from external bank regulatory examinations and third-party loan reviews. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Fair Value, continued

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe. As a result, the state of Virginia issued a stay at home order in March requiring all nonessential businesses to shut down and nonessential workers to stay home. The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are closed , and the Company is utilizing drive through windows and courier service to handle transactions, new accounts are opened electronically with limited in person contact for document signing and verification of identification, and lenders are taking applications by appointment with limited in person contact as well.

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company has worked diligently to support both our customers and noncustomers within our footprint with these loans. As of April 29, 2020, we had processed 618 PPP loans for a total of $60 million through the SBA program, with expected fee income related to these loans of $2.3 million.

The Company is funding PPP loans through the Federal Reserve PPP loan facility (“PPPLF”); this facility allows Banks to borrow funds to support the PPP program at a rate of .35%, reduce the leverage ratio reported by the amount of the debt and maintain liquidity for core loan growth and investment opportunities. As of April 29, 2020, the Company had borrowed $40.1 million under the PPPLF program.

While the impact of COVID-19 is uncertain at this time, at the end of the quarter data indicated that the economy is trending into a recession. The countries of Italy, Spain and China shut down triggering international unemployment, and weekly unemployment claims in the United States were at a record high with future unemployment estimates as high as 20%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COVID-19, continued

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. Additional resources have been allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status.

The industries most likely to be affected by COVID-19, which include lodging, food service, assisted living facilities, recreation, multi-family, retail, childcare and education services, have been identified and reviewed. Management determined there is a concentration in low-end budget hotels that may not be in a competitive position when lodging and travel re-opens. There are also a couple of large recreational facilities that are closed and may miss the summer camp season. There were approximately $88 million in closed/restricted businesses that are considered non-essential and multi-family may struggled with collecting rents from tenants.

As of April 28, 2020, we had executed 733 modifications allowing principal and interest deferrals on outstanding loan balances of $73.9 million in connection with the COVID-19 related needs. These modifications and deferrals were no more than 6 months in duration and were consistent with regulatory guidance and the CARES Act.

The table below shows the impacted industries identified by management, the percent of the loan portfolio and the loan deferrals in those categories.

Loan Category	Loan Balance (in thousands)	Percent of Total Loans Held for Investment	Number of Extensions	Dollar amount of Extension
Construction	$33,453	5.40%	2	$9,457
Land development	9,886	1.60%	1	219
Commercial owner occcupied	24,464	3.95%	5	1,267
Commercial owner occupied - office	9,745	1.57%	-	-
Commercial owner occupied - campgrounds	5,317	0.86%	1	640
Commercial owner occupied - restaruants	5,395	0.87%	7	4,423
Commercial owner occupied - school	4,271	0.69%	-	-
Commerical owner occupied - church	6,199	1.00%	1	1,146
Commercial nonowner occupied - other	13,623	2.20%	9	2,942
Commercial hotel/motel	13,848	2.24%	12	13,142
Commercial assisted living	2,672	0.43%	-	-
Commercial nonowner occupied - retail	22,649	3.66%	7	13,127
Consumer - auto, truck, motorcycle	78,387	12.66%	527	6,717
Consumer other	7,349	1.19%	28	214
Poultry Farm	12,501	2.02%	-	-
Raw Land	11,952	1.93%	1	1,017
Multifamily	5,295	0.86%	-	-
Farmland residential	2,239	0.36%	-	-
Municipals	5,710	0.92%	-	-

	$274,955	44.40%	601	$54,311

Based on the Company’s capital levels, conservative underwriting policies, low loan-to-deposit ratio, loan concentration diversification and rural operating environment, management believes that it is well positioned to support its customers and communities and to manage the economic risks and uncertainties associated with COVID-19 pandemic and remain adequately capitalized.

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including as a result of credit deterioration, operational disruptions, decreased demand for products and services, or other reasons.  The extent to which the pandemic impacts the Company will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview (Dollars in thousands)

Net income for the three months ended March 31, 2020 was $1,189 or $.35 per diluted share, compared to $1,286 or $.37 in the same period in 2019, a decrease of 7.5%. This is a $97 decrease compared to the first quarter of 2019. During the three months ended March 31, 2020, noninterest income increased 35.77% primarily due to an increase in mortgage banking income, net of commissions and noninterest expense increased 1.28% during the same period.

Results of Operations

As shown in Table I, the 2020 year to date tax equivalent net interest income decreased $630 or 7.82% compared to the same period in 2019. The tax equivalent adjustment to net interest income totaled $18 for the first quarter of 2020 and 2019. The yield on earning assets decreased .66%, while the cost of funds increased .06% compared to the same period in 2019. Cost of funds has increased due to the growth in core deposits.

Year to date, the combination of the decrease in yield on assets and the increase in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 3.97% at March 31, 2020, a decrease of 70 basis points when compared to the same period in 2019. A schedule of the net interest margin for the three-month periods ended March 31, 2020 and 2019 can be found in Table I.
The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements:	2020	2019
Interest Income – Loans	$8,722	$9,413
Interest Income - Securities and Other Interest-Earnings Assets	388	119
Interest Expense – Deposits	1,452	1,101
Interest Expense - Other Borrowings	254	397
Total Net Interest Income	7,404	8,034
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	18	18
Total Tax Benefit on Tax-Exempt Interest Income	18	18
Tax-Equivalent Net Interest Income	$7,422	$8,052

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one-year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 46.28% of rate sensitive assets and 36.26% of rate sensitive liabilities are subject to repricing within one year. The year over year growth in earning assets and the smaller increase in noninterest bearing accounts has resulted in the increase in the positive GAP position in the one-year time period.

Noninterest income for the quarter ended March 31, 2020 increased $640 or 35.77% over the same time period in 2019. Areas of increase include mortgage banking income ($399), title insurance income ($95), investment services ($37), and ATM and check card fees ($65). These areas increased due to deposit growth, mortgage banking and title company volume increases and production in the investment income subsidiary.

            Noninterest expense for the quarter ended March 31, 2020 increased $90 as compared to 2019. Expenses increased in the areas of bank franchise tax ($64) and data processing ($194). Franchise tax increased primarily due to the increase in allowance for loan losses which contributes to the calculation of that tax. Telecommunications and data processing expenses increased due to new products, increased debit card processing, branch upgrades and technology improvements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest-Bearing Bank Deposits

The Bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00 to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $78,944 and $66,559 in federal funds sold at March 31, 2020 and December 31, 2019, respectively. Growth in excess funds is due to strong deposit growth, the Company is looking to deploy these funds into the investment portfolio during 2020. Interest bearing bank deposits have increased by $520 since year end.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management.

The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale. Securities are classified as held to maturity investment securities when management has the intent and ability to hold the securities to maturity. Held to maturity investment securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity. The low-income housing projects included in other investments are held for the tax losses and credits that they provide.

As of March 31, 2020, the fair value of securities available for sale was below their cost by $58. The portfolio is made up of primarily agency securities with an average portfolio life of just under two years. This short average life results in less portfolio volatility and positions the Bank to redeploy assets in response to rising rates. There are $80 in expected paydowns on mortgage backed securities in 2020.

In reviewing investments as of March 31, 2020, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates in a predominately rural area that includes the counties of Rockingham, Page, Shenandoah and Augusta in the western portion of Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area. The Company operates an indirect dealer division that has grown to approximately 13% of loans held for investment. There are no loan concentrations as defined by regulatory guidelines.

Loans Held for Investment of $609,585 increased $6,160 at March 31, 2020 compared to December 31, 2019. Loan growth was concentrated in the commercial real estate, farmland and dealer finance segments of the portfolio.

Loans Held for Sale totaled $60,765 at March 31, 2020, a decrease of $6,033 compared to December 31, 2019. The NorthPointe participation loan program is typically subject to seasonal fluctuations.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $4,168 at March 31, 2020 compared to $5,729 at December 31, 2019. The loans that were added to nonaccrual since December 31, 2019 were past due and were reviewed for impairment with appropriate specific reserves established when needed based on management’s impairment analyses. One large relationship was refinanced outside of the Company due to sale of the collateral and another relationship improved and was removed from nonaccrual at March, 31, 2020. These loans totaled $1,538.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio, continued

Although the potential exists for loan losses, management believes the bank is generally well secured and continues to actively work with its customers to effect payment. As of March 31, 2020, and December 31, 2019, the Company held $1,336 and $1,489 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual Loans
Real Estate	$1,254	$1,721
Commercial	2,300	3,036
Home Equity	215	-
Other	191	250
	$3,960	$5,007
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	34	619
Commercial	-	-
Home Equity	169	15
Other	5	88
	208	722
Total Nonperforming loans	$4,168	$5,729

Restructured Loans current and performing:
Real Estate	$3,661	$3,644
Commercial	1,209	1,223
Home Equity	707	716
Other	123	167

Nonperforming loans as a percentage of loans held for investment	.68%	.95%
Net charge offs to total loans held for investment 1.30%		.71%
Allowance for loan and lease losses to nonperforming loans	226.42%	146.45%

1 – Annualized for three month period ended March 31, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

The allowance for loan losses provides for the risk that borrowers will be unable to repay their obligations. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence, and the value of the underlying collateral. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies.

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

 Loans that are not reviewed for impairment are categorized by call report code into unimpaired and classified loans. For unimpaired loans an estimate is calculated based on actual loss experience over the last two years. For classified loans, loans are grouped by call code and past due or adverse risk rating. Loss rates are assigned based on actual loss experience over the last two years multiplied by a risk factor. The Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $9,437 at March 31, 2020 is equal to 1.55% of loans held for investment. This compares to an allowance of $8,390 (1.39%) at December 31, 2019. The Company experienced a decrease in nonperforming loans during the first quarter of 2020. A previously identified impaired loan totaling $900 million was refinanced outside of the bank due to the sale of the collateral. Another loan moved from nonaccrual status to accrual status based on repayment history. One relationship totaling $1,545 million was added to the loans reviewed for impairment, with $0 required reserve. Past due loans decreased during first quarter 2020. Due to COVID-19, however the bank increased the qualitative factor for the economy and concentrations in industries specifically affected by the virus. The bank increased the environmental factor for COVID-19's negative impact on the economy, such as government shut-down of businesses, a state wide stay at home order, record high weekly unemployment filings, and supply chain disruptions due to the world wide shut-downs. Additionally, the bank analyzed the loan portfolio for industries most likely to be affected by COVID-19, such as hotels, restaurants, recreations facilities, assisted living facilities, retail establishments, child care and education facilities, and multi-family properties. Based on the bank’s loans in these industry segments, the environmental factor was increased for three segments of the loan portfolio. As a result, the Bank recorded a $1,500 provision for loan losses in the first quarter of 2020. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2020 increased $37,601 compared to December 31, 2019. Noninterest bearing deposits increased $11,403 and interest bearing increased $26,198. The increase in deposits in the first quarter is due to a focus on deposit growth as an organization. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At March 31, 2020 and December 31, 2019, the Company had a total of $515 thousand and $514 thousand in CDARS funding and $22.4 million and $25.7 million in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and to finance the increase in short-term residential and commercial construction loans. As of March 31, 2020, there were no short-term borrowings. This compared to short-term borrowings of $10,000 at December 31, 2019, all of which were FHLB short term advances. There were no balances in FHLB daily rate credit at March 31, 2020 or December 31, 2019.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $42,089 and $53,196 on March 31, 2020 and December 31, 2019, respectively.

VS Title, LLC has a vehicle loan with a balance of $0 at March 31, 2020 and $4 at December 31, 2019.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At March 31, 2020, the Bank had Common Equity Tier I capital of 13.26%, Tier I capital of 13.26% of risk weighted assets and combined Tier I and II capital of 14.51% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2019, the Bank had Common Equity Tier I capital of 13.30%, Tier I capital of 13.30% of risk weighted assets and combined Tier I and II capital of 14.55% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital, continued

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At March 31, 2020, the Bank reported a leverage ratio of 10.79%, compared to 10.89% at December 31, 2019. The Bank's leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 6.51% at March 31, 2020 and 6.55% at December 31, 2019. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservation buffer was fully phased in on January 1, 2019 at 2.5%.

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

The CBLR framework was made available for banks to use in their March 31, 2020, Call Report; the Company elected to not adopt the CBLR framework.

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

As of March 31, 2020, the Company had a cumulative Gap Rate Sensitivity Ratio of 20.40% for the one-year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Effect of Newly Issued Accounting Standards

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set-up stage with expectations of running parallel in 2020 and all data has been archived under the current model.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. The COVID-19 discussion following the Critical Accounting Policies at the beginning of the Management’s Discussion and Analysis and notes 1 and 3 provide more details on what the Company is doing to prepare for the impact.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

TABLE I
F & M BANK CORP.
Net Interest Margin Analysis
(on a fully taxable equivalent basis)
(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
Average		Income/	Average		Income/	Average
	Balance4	Expense	Rates	Balance4	Expense	Rates
Interest income
Loans held for investment1,2	$610,174	$8,469	5.58%	$645,496	$9,105	5.72%
Loans held for sale	33,490	270	3.24%	37,477	326	3.53%
Federal funds sold	94,964	294	1.25%	1,369	8	2.37%
Interest bearing deposits	1,278	3.94%		845	6	2.40%
Investments
Taxable 3	11,637	91	3.15%	13,538	104	3.12%
Partially taxable	125	1	3.22%	123	1	3.30%
Total earning assets	$751,668	$9,128	4.88%	$698,848	$9,550	5.54%
Interest Expense
Demand deposits	96,060	63.26%		90,159	47.21%
Savings	254,053	794	1.26%	189,840	484	1.03%
Time deposits	136,502	595	1.75%	153,124	570	1.51%
Short-term debt	7,143	41	2.31%	31,684	203	2.60%
Long-term debt	45,570	213	1.88%	39,332	194	2.00%
Total interest bearing liabilities	$539,328	$1,706	1.27%	$504,139	$1,498	1.21%

Tax equivalent net interest income 3		$7,422			$8,052

Net interest margin			3.97%			4.67%

1
Interest income on loans includes loan fees.
2
Loans held for investment include nonaccrual loans.
3
An incremental income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
4
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.
Interest Sensitivity Analysis
March 31, 2020
(In Thousands of Dollars)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$44,248	$22,779	$115,325	$24,176	$-	$206,528
Installment	1,933	1,588	72,052	16,383	-	91,956
Real estate loans for investments	88,062	44,975	158,151	16,996	-	308,184
Loans held for sale	60,765	-	-	-	-	60,765
Credit cards	2,917	-	-	-	-	2,917
Interest bearing bank deposits	1,646	-	-	-	-	1,646
Federal funds sold	78,944	-	-	-	-	78,944
Investment securities	124	2,998	3,974	307	-	7,403
Total	278,639	72,340	349,502	57,862	-	758,343

Sources of funds
Interest bearing demand deposits	-	18,545	55,635	18,543	-	92,723
Savings deposits	-	107,454	145,934	19,241	-	272,629
Other certificates of deposit	11,762	49,321	72,543	214	-	133,840
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	1,107	8,072	22,035	10,875	-	42,089
Total	12,869	183,392	296,147	48,873	-	541,281

Discrete Gap	265,770	(111,052)	53,355	8,989	-

Cumulative Gap	$265,770	$154,718	$208,073	$217,062	$217,062

Ratio of Cumulative Gap to Total Earning Assets	35.05%	20.40%	27.44%	28.62%	28.62%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2020. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2019 in the Company’s 2019 Form 10-K, Item 7A or Part II.

Item 4. Controls and Procedures

Management assessed the Company’s system of internal control over financial reporting as of March 31, 2020.  This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework (2013).”  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2020. Management’s assessment concluded that there was no material weakness within the Company’s internal control structure as of March 31, 2020 and that the material weakness that existed as of December 31, 2019 has been fully remediated.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Procedure. Management, with oversight from our Audit Committee, implemented remediation procedures to address the control deficiency with respect to unamortized indirect dealer finance commissions that led to the material weakness as of December 31, 2019. The following procedures were implemented during the first quarter of 2020:

●
The Company analyzed all data inputs required by the core processing system in order to accurately amortize commissions paid to dealers for indirect auto loans.
●
System inputs have been verified for all active loans to ensure amortization is being calculated and recorded appropriately.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Other than as set forth above, there have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonable likely to material affect, on the Company’s internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.	Risk Factors	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a)
Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

Date: May 11, 2020	By:	/s/ Mark C. Hanna
Mark C. Hanna
Chief Executive Officer

By:	/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer