Form 10-Q
period 2020-06-30
F&M BANK CORP
filed 2020-08-11
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-13273

F&M BANK CORP

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2020
Common Stock, par value $5 -	3,196,103 shares

F & M BANK CORP.

See Notes to Consolidated Financial Statements

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2020	2019*
	(Unaudited)
Assets
Cash and due from banks	$16,947	$8,119
Money market funds and interest-bearing deposits in other banks	1,203	1,126
Federal funds sold	68,548	66,559
Cash and cash equivalents	86,698	75,804
Securities:
Held to maturity, at amortized cost – fair value of $125 and $124 in 2020 and 2019, respectively	125	124
Available for sale, at fair value	81,044	4,366
Other investments	12,212	13,525
Loans held for sale, at fair value	90,602	66,798
Loans held for investment	661,529	603,425
Less: allowance for loan losses	(10,033)	(8,390)
Net loans held for investment	651,496	595,035

Other real estate owned, net	1,160	1,489
Bank premises and equipment, net	18,295	18,931
Bank premises held for sale	520	-
Interest receivable	2,640	2,044
Goodwill	2,884	2,884
Bank owned life insurance	20,345	20,050
Other assets	13,581	12,949
Total assets	$981,602	$813,999
Liabilities
Deposits:
Noninterest bearing	$225,130	$168,715
Interest bearing	541,522	472,994
Total deposits	766,652	641,709

Short-term debt	-	10,000
Other liabilities	22,307	17,514
Long-term debt	100,585	53,201
Total liabilities	889,544	722,424
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 206,660 issued and outstanding for June 30, 2020 and December 31, 2019	4,592	4,592
Common stock, $5 par value, 6,000,000 shares authorized, 3,195,938 and 3,208,498 shares issued and outstanding for June 30, 2020 and December 31, 2019, respectively.	15,980	16,042
Additional paid in capital – common stock	6,744	7,510
Retained earnings	68,018	66,008
Non-controlling interest in consolidated subsidiaries	-	634
Accumulated other comprehensive loss	(3,276)	(3,211)
Total stockholders’ equity	92,058	91,575
Total liabilities and stockholders’ equity	$981,602	$813,999

*2019 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2020	2019
Interest and fees on loans held for investment	$8,544	$9,107
Interest and fees on loans held for sale	323	497
Interest from money market funds and federal funds sold	24	40
Interest on debt securities – taxable	101	138
Total interest and dividend income	8,992	9,782

Interest expense
Total interest on deposits	1,159	1,258
Interest from short-term debt	-	216
Interest from long-term debt	226	252
Total interest expense	1,385	1,726

Net interest income	7,607	8,056

Provision for Loan Losses	800	1,600
Net Interest Income After Provision for Loan Losses	6,807	6,456

Noninterest income
Service charges on deposit accounts	225	417
Investment services and insurance income, net	173	171
Mortgage banking income, net	1,971	815
Title insurance income	472	406
Income on bank owned life insurance	136	149
Low income housing partnership losses	(224)	(213)
ATM and check card fees	462	529
Other operating income	143	201
Total noninterest income	3,358	2,475

Noninterest expense
Salaries	2,932	2,633
Employee benefits	1,202	1,444
Occupancy expense	305	291
Equipment expense	290	294
FDIC insurance assessment	94	84
Other real estate owned, net	121	25
Marketing expense	174	139
Legal and professional fees	132	196
ATM and check card fees	270	213
Telecommunication and data processing expense	542	426
Directors fees	113	102
Bank franchise tax	189	152
Impairment on long lived assets	19	-
Other operating expenses	901	1,093
Total noninterest expense	7,284	7,092

Income before income taxes	2,881	1,839
Income tax expense	211	153
Net Income	2,670	1,686
Net income attributable to non-controlling interest	43	51
Net Income attributable to F & M Bank Corp.	$2,627	$1,635
Dividends paid/accumulated on preferred stock	66	79
Net income available to common stockholders	$2,561	$1,556

Per Common Share Data
Net income – basic	$.80	$.49
Net income – diluted	$.77	$.47
Cash dividends on common stock	$.26	$.25
Weighted average common shares outstanding – basic	3,194,282	3,200,119
Weighted average common shares outstanding – diluted	3,400,942	3,447,148

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2020	2019
Interest and fees on loans held for investment	$16,996	$18,194
Interest and fees on loans held for sale	593	823
Interest from money market funds and federal funds sold	321	53
Interest on debt securities – taxable	192	243
Total interest and dividend income	18,102	19,313

Interest expense
Total interest on deposits	2,611	2,359
Interest from short-term debt	41	419
Interest from long-term debt	439	446
Total interest expense	3,091	3,224

Net interest income	15,011	16,089

Provision for Loan Losses	2,300	3,050
Net Interest Income After Provision for Loan Losses	12,711	13,039

Noninterest income
Service charges on deposit accounts	586	803
Investment services and insurance income	358	322
Mortgage banking income, net	2,900	1,345
Title insurance income	843	682
Income on bank owned life insurance	287	296
Low income housing partnership losses	(447)	(427)
ATM and check card fees	895	898
Other operating income	365	346
Total noninterest income	5,787	4,265

Noninterest expense
Salaries	5,944	5,466
Employee benefits	2,224	2,634
Occupancy expense	572	571
Equipment expense	596	563
FDIC insurance assessment	189	166
Other real estate owned, net	140	299
Marketing expense	304	287
Legal and professional fees	281	350
ATM and check card fees	513	406
Telecommunication and data processing expense	1,079	788
Directors fees	229	204
Bank franchise tax	384	283
Impairment of long-lived assets	19	-
Other operating expenses	1,930	2,105
Total noninterest expense	14,404	14,122
Income before income taxes	4,094	3,182
Income tax expense	173	232
Net Income	3,921	2,950
Net income attributable to non-controlling interest	105	29
Net Income attributable to F & M Bank Corp.	$3,816	$2,921
Dividends paid/accumulated on preferred stock	132	157
Net income available to common stockholders	$3,684	$2,764
Per Common Share Data
Net income – basic	$1.15	$.86
Net income – diluted	$1.11	$.84
Cash dividends on common stock	.52	.50
Weighted average common shares outstanding – basic	3,199,183	3,200,119
Weighted average common shares outstanding – diluted	3,428,782	3,474,569

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net Income	$3,816	$2,921	$2,627	$1,635

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for sale securities	(82)	113	(33)	80
Tax effect	17	24	7	17
Unrealized holding (losses) gains, net of tax	(65)	89	(26)	63

Total other comprehensive (loss) income	(65)	89	(26)	63

Comprehensive income attributable to F&M Bank Corp.	$3,751	$3,010	$2,601	$1,698

Comprehensive income (loss) attributable to noncontrolling interests	$105	$29	$43	$51

Total comprehensive income	$3,856	$3,039	$2,644	$1,749

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2020 and 2019.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total

Balance March 31, 2019	$5,592	$16,019	$7,707	$66,063	$537	$(3,943)	$91,975
Net income	-	-	-	1,635	51	-	1,686
Other comprehensive income	-	-	-	-	-	63	63
Dividends on preferred stock ($1.488 per share)	-	-	-	(158)	-	-	(158)
Dividends on common stock ($.80 per share)	-	-	-	(799)	-	-	(799)
Common stock repurchased (22,583 shar	-	(124)	(642)	-	-	-	(766)
Common stock issued (7,494 shares)	-	12	62	-	-	-	74

Balance, June 30, 2019	$5,592	$15,907	$7,127	$66,741	$588	$(3,880)	$92,075

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total

Balance March 31, 2020	$4,592	$15,962	$7,184	$66,297	$649	$(3,250)	$91,434
Net income	-	-	-	2,627	43	-	2,670
Other comprehensive income	-	-	-	-		(26)	(26)
Distributions to noncontrolling interest					(130)		(130)
Dividends on preferred stock ($1.488 per share)	-	-	-	(66)	-	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(840)	-	-	(840)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock issued (3,474 shares)	-	18	48	-	-	-	66

Balance, June 30, 2020	$4,592	$15,980	$6,744	$68,018	$-	$(3,276)	$92,058

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2020 and 2019.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911
Net Income	-	-	-	2,921	29	-	2,950
Other comprehensive income	-	-	-	-	-	89	89
Dividends on preferred stock ($1.28 per share)	-	-	-	(157)	-	-	(157)
Dividends on common stock ($1.20 per share)	-	-	-	(1,619)	-	-	(1,619)
Preferred converted to Common (2,000 pfd shares)	(50)	11	39	-	-	-	-
Common stock repurchased (49,446 shares)	-	(190)	(997)	-	-	-	(1,187)
Common stock issued (7,542 shares)	-	20	109	-	-	-	129
Preferred stock repurchased (1,200 shares)	(30)	-	(11)	-	-	-	(41)

Balance, June 30, 2019	$5,592	$15,907	$7,127	$66,741	$588	$(3,880)	$92,075

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net Income	-	-	-	3,816	105	-	3,921
Other comprehensive income	-	-	-	-	-	(65)	(65)
Distributions to noncontrolling interest					(177)		(177)
Dividends on preferred stock ($1.28 per share)	-	-	-	(132)	-	-	(132)
Dividends on common stock ($.52 per share)	-	-	-	(1,674)	-	-	(1,674)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (5,912 shares)	-	30	103	-	-	-	133
Preferred stock repurchased	-	-	-	-	-	-	-

Balance, June 30, 2020	$4,592	$15,980	$6,744	$68,018	$-	$(3,276)	$92,058

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$3,816	$2,921
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	639	603
Amortization of intangibles	26	41
Amortization of securities	12	1
Proceeds from loans held for sale originated	80,574	55,011
Loans held for sale originated	(95,369)	(53,685)
Gain on sale of loans held for sale originated	(2,400)	(1,326)
Provision for loan losses	2,300	3,050
(Increase) in interest receivable	(596)	(69)
(Increase) in other assets	(420)	(752)
Increase in other liabilities	4,264	1,372
Amortization of limited partnership investments	447	427
Income from life insurance investment	(303)	(296)
(Gain) loss on the sale of fixed assets	(14)	10
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	150	274
Net cash (used in) provided by operating activities	(6,874)	7,582
Cash flows from investing activities
Purchase of investments available for sale and other investments	(79,003)	(2,054)
Proceeds from maturity of investments available for sale	2,230	59
Proceeds from the redemption of restricted stock, net	866	-
Purchase of investments held to maturity	(125)	-
Proceeds from maturity of investments held to maturity	125	-
Net (increase) decrease in loans held for investment	(58,761)	92
Net (increase) in loans held for sale participations	(6,609)	(22,496)
Proceeds from the sale of fixed assets	34	-
Proceeds from the sale of other real estate owned	199	260
Cash paid for noncontrolling interest	(806)	-
Net purchase of property and equipment	(563)	(1,428)
Net cash (used) in investing activities	(142,413)	(25,567)
Cash flows from financing activities
Net change in deposits	124,943	17,145
Net change in short-term debt	(10,000)	(116)
Dividends paid in cash	(1,806)	(1,776)
Proceeds from issuance of common stock	133	129
Repurchase of preferred stock	-	(41)
Repurchase of common stock	(473)	(1,187)
Issuance of long-term debt	59,603	10,000
Repayments of long-term debt	(12,219)	(2,301)
Net cash provided by financing activities	160,181	21,853
Net increase in Cash and Cash Equivalents	10,894	3,868
Cash and cash equivalents, beginning of period	75,804	10,912
Cash and cash equivalents, end of period	$86,698	$14,780
Supplemental Cash Flow information:
Cash paid for: Interest	$3,106	$3,201
Taxes	275	-
Supplemental non-cash disclosures:
Change in unrealized (loss) gain on securities available for sale	(82)	113
Right of Use asset and lease liability, upon adoption	-	1,034
Bank premises and equipment transferred to held for sale	520	-
Liability to former noncontrolling interest for remainder of purchase price	244	-

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). On May 1, 2020 the Bank purchased the noncontrolling interest of VBS Mortgage, LLC. Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). During the second quarter of 2020, the Company purchased the minority interest in F&M Mortgage.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at eleven (as of August 1, 2020) branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance, Inc., Farmers & Merchants Financial Services, Inc. (FMFS), F&M Mortgage, and VSTitle, LLC (VST).

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value, and pension accounting and the valuation of foreclosed real estate. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

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

Note 1. Summary of Significant Accounting Policies, continued

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three and six month periods ended June 30, 2020 and 2019.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Six months ended	For the Three months ended	For the Six months ended	For the Three months ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019
Earnings available to com mon stockholders:
Net income	$3,921	$2,670	$2,950	$1,686
Non-controlling interest income (loss)	105	43	29	51
Preferred stock dividends	132	66	157	79
Net income available to common stockholders	$3,684	$2,561	$2,764	$1,556

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$3,684	3,199,183	$1.15	$2,764	3,200,119	$.86
Effect of Dilutive Securities:
Convertible Preferred Stock	132	229,599	(.04)	157	274,450	(.02)
Diluted EPS	$3,816	3,428,782	$1.11	$2,921	3,474,569	$.84

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,561	3,194,282	$.80	$1,556	3,200,119	$.49
Effect of Dilutive Securities:
Convertible Preferred Stock	66	206,660	(.04)	79	247,029	(.02)
Diluted EPS	$2,627	3,400,942	$.77	$1,635	3,447,148	$.47

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2020 and December 31, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020
U. S. Treasuries	$125	$-	$-	$125
December 31, 2019
U. S. Treasuries	$124	$-	$-	$124

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U. S. Treasuries	$3,000	$-	$-	$3,000
U. S. Government sponsored enterprises	21,003	5	-	21,008
Securities issued by States and political subdivisions in the U.S.	8,876	86	(11)	8,951
Mortgage-backed obligations of federal agencies	45,211	10	(225)	44,996
Corporate debt security	3,045	44	-	3,089
Total Securities Available for Sale	$81,135	$145	$(236)	$81,044

December 31, 2019
U. S. Government sponsored enterprises	$2,000	$-	$(11)	$1,989
Mortgage-backed obligations of federal agencies	317	2	-	319
Corporate debt security	2,059	-	(1)	2,058
Total Securities Available for Sale	$4,376	$2	$(12)	$4,366

The amortized cost and fair value of securities at June 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$3,000	$3,000
Due after one year through five years	-	-	18,551	18,601
Due after five years	-	-	16,019	16,029
Due after ten years	-	-	43,565	43,414
Total	$125	$125	$81,135	$81,044

There were no sales of available for sale securities in the first or second quarters of 2020 or 2019. Securities held that are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment and there were no securities with other than temporary impairment.

Note 2. Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of June 30, 2020 and December 31, 2019 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Securities issued by States and political subdivisions in the U.S.	$21,008	$(11)	$-	$-	$21,008	$(11)
Mortgage-backed obligations of federal agencies	44,996	(225)	-	-	44,996	(225)
Total	$66,004	$(236)	$-	$-	$66,004	$(236)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U. S. Government sponsored enterprises	$1,989	$(11)	$-	$-	$1,989	$(11)
Corporate debt security	2,058	(1)	-	-	2,058	(1)
Total	$4,047	$(12)	$-	$-	$4,047	$(12)

As of June 30, 2020, other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $8,082), stock in the Federal Home Loan Bank (carrying basis $2,526 and various other investments (carrying basis $1,604). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of June 30, 2020. At June 30, 2020, the Company was committed to invest an additional $2,831 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

As of June 30, 2020, we had executed 922 modifications allowing principal and interest deferrals of no more than 6 months in connection with COVID-19 relief. Of those, 155 of those modifications remain in deferral as of June 30, 2020 with balances of $24.5 million. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Loans held for investment outstanding at June 30, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	2020	2019
Construction/Land Development	$73,783	$77,131
Farmland	36,966	29,718
Real Estate	172,205	178,267
Multi-Family	6,065	5,364
Commercial Real Estate	128,763	129,850
Home Equity – closed end	9,069	9,523
Home Equity – open end	46,510	47,774
Commercial & Industrial – Non-Real Estate	90,103	33,535
Consumer	10,072	10,165
Dealer Finance	85,257	78,976
Credit Cards	2,736	3,122
Total	$661,529	$603,425

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $170,970 and $178,253 as of June 30, 2020 and December 31, 2019, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Note 3. Loans, continued

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of June 30, 2020 and December 31, 2019 were $90,602 and $66,798, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,428	$1,428	$-	$2,042	$2,042	$-
Farmland	-	-	-	-	-	-
Real Estate	4,899	4,899	-	5,131	5,131	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	2,298	2,298	-	1,302	1,302	-
Home Equity – closed end	703	703	-	716	716	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	14	14	-	17	17	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	42	42	-	79	79	-
	$9,384	$9,384	-	$9,287	$9,287	$-
Impaired loans with a valuation allowance
Construction/Land Development	356	356	3	1,036	2,061	85
Farmland	1,774	1,774	110	1,933	1,933	537
Real Estate	9,619	9,619	617	10,404	10,404	569
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	2,840	2,840	515	638	638	213
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	151	151	13	151	151	151
Commercial & Industrial – Non-Real Estate	-	-	-	192	192	192
Consumer	1	1	-	4	4	1
Credit cards	-	-	-	-	-	-
Dealer Finance	131	131	12	136	136	7
	14,872	14,872	1,270	14,494	15,519	1,755
Total impaired loans	$24,256	$24,256	$1,270	$23,781	$24,806	$1,755

______________

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,518	$15	$2,011	$84	$1,736	$40	$2,195	$123
Farmland	352	-	1,942	1	352	-	1,942	1
Real Estate	5,258	60	2,013	(7)	5,015	136	2,020	22
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	1,883	29	1,901	189	1,800	49	4,076	228
Home Equity – closed end	-	21	360	-	358	21	360	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	101	-	12	-	16	-	-	-
Consumer and credit cards	21	-	-	-	21	-	12	-
Dealer Finance	14	1	45	(1)	40	2	33	-
	9,147	126	8,284	266	9,338	248	10,638	374
Impaired loans with a valuation allowance:
Construction/Land Development	$356	$-	$2,651	$(27)	$696	$-	$3,445	$31
Farmland	964	178	-	-	967	184	-	-
Real Estate	9,695	122	417	58	10,012	262	419	65
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	2,338	21	4,152	(104)	1,739	49	2,056	33
Home Equity – closed end	429	(10)	-	41	76	-	-	41
Home Equity – open end	76	2	-	-	76	4	-	-
Commercial & Industrial – Non-Real Estate	35	(1)	-	2	96	-	-	1
Consumer and credit card	67	-	5	-	68	-	6	-
Dealer Finance	964	1	176	5	955	5	194	9
	14,924	313	7,401	(25)	14,685	504	6,120	180
Total Impaired Loans	$24,071	$439	$15,685	$241	$24,023	$752	$16,758	$554

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2020 and December 31, 2019:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
June 30, 2020
Construction/Land Development	$-	$-	$374	$374	$73,409	$73,783	$414	$-
Farmland	-	26	-	26	36,940	36,966	1,774	-
Real Estate	1,421	366	558	2,345	169,860	172,205	734	-
Multi-Family	-	-	-	-	6,065	6,065	-	-
Commercial Real Estate	-	156	-	156	128,607	128,763	1,125	-
Home Equity – closed end	-	-	31	31	9,038	9,069	-	31
Home Equity – open end	179	8	217	404	46,106	46,510	240	-
Commercial & Industrial – Non- Real Estate	25	-	-	25	90,078	90,103	7	-
Consumer	20	1	-	21	10,051	10,072	-	-
Dealer Finance	839	139	24	1,002	84,255	85,257	135	6
Credit Cards	22	-	-	22	2,714	2,736	-	-
Total	$2,506	$696	$1,204	$4,406	$657,123	$661,529	$4,429	$37

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2019
Construction/Land Development	$117	$45	$1,255	$1,417	$75,714	$77,131	$1,301	$-
Farmland	27	-	1,933	1,960	27,758	29,718	1,933	-
Real Estate	2,440	1,035	837	4,312	173,955	178,267	420	619
Multi-Family	-	-	-	-	5,364	5,364	-	-
Commercial Real Estate	563	-	137	700	129,150	129,850	900	-
Home Equity – closed end	-	-	-	-	9,523	9,523	-	-
Home Equity – open end	429	296	15	740	47,034	47,774	-	15
Commercial & Industrial – Non- Real Estate	726	4	-	730	32,805	33,535	203	-
Consumer	89	14	-	103	10,062	10,165	1	-
Dealer Finance	1,943	400	198	2,541	76,435	78,976	249	84
Credit Cards	31	-	4	35	3,087	3,122	-	4
Total	$6,365	$1,794	$4,379	$12,538	$590,887	$603,425	$5,007	$722

On June 30, 2020 other real estate owned did not include any foreclosed residential real estate and December 31, 2019 included $133 of foreclosed residential real estate. The Company has $878 of consumer mortgages for which foreclosure is in process on June 30, 2020.

Nonaccrual loans on June 30, 2020 would have earned approximately $52 in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2020 and December 31, 2019 is as follows:

June 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$254	$1,437	$3	$1,435
Farmland	668	-	-	(333)	335	110	225
Real Estate	1,573	36	4	396	1,937	617	1,319
Multi-Family	20	-	-	36	56	-	56
Commercial Real Estate	1,815	-	-	1,106	2,921	515	2,406
Home Equity – closed end	42	-	-	18	60	-	61
Home Equity – open end	457	-	-	(25)	434	13	422
Commercial & Industrial – Non-Real Estate	585	64	10	(154)	377	-	377
Consumer	186	67	38	279	436	-	433
Dealer Finance	1,786	971	465	685	1,965	12	1,952
Credit Cards	68	59	30	38	77	-	78
Total	$8,390	$1,204	$547	$2,300	$10,033	$1,270	$8,764

December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$2,319	$50	$1,365	$1,190	$85	$1,105
Farmland	15	-	-	653	668	537	131
Real Estate	292	32	4	1,309	1,573	569	1,004
Multi-Family	10	-	-	10	20	-	20
Commercial Real Estate	416	677	16	2,060	1,815	213	1,602
Home Equity – closed end	13	1	2	28	42	-	42
Home Equity – open end	126	126	1	456	457	151	306
Commercial & Industrial – Non-Real Estate	192	127	81	439	585	192	393
Consumer	70	116	44	188	186	1	185
Dealer Finance	1,974	2,118	1,144	786	1,786	7	1,779
Credit Cards	38	110	29	111	68	-	68
Total	$5,240	$5,626	$1,371	$7,405	$8,390	$1,755	$6,635

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2020 and December 31, 2019:

June 30, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$73,783	$1,784	$71,999
Farmland	36,966	1,774	35,192
Real Estate	172,205	14,518	157,687
Multi-Family	6,065	-	6,065
Commercial Real Estate	128,763	5,138	123,625
Home Equity – closed end	9,069	703	8,366
Home Equity –open end	46,510	151	46,359
Commercial & Industrial – Non-Real Estate	90,103	14	90,089
Consumer	10,072	1	10,071
Dealer Finance	85,257	173	85,084
Credit Cards	2,736	-	2,736

Total	$661,529	$24,256	$637,273

December 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,131	$3,078	$74,053
Farmland	29,718	1,933	27,785
Real Estate	178,267	15,535	162,732
Multi-Family	5,364	-	5,364
Commercial Real Estate	129,850	1,940	127,910
Home Equity – closed end	9,523	716	8,807
Home Equity –open end	47,774	151	47,623
Commercial & Industrial – Non-Real Estate	33,535	209	33,326
Consumer	10,165	4	10,161
Dealer Finance	78,976	215	78,761
Credit Cards	3,122	-	3,122

Total	$603,425	$23,781	$579,644

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2020 and December 31, 2019:

June 30, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$146	$12,664	$39,099	$8,487	$12,390	$997	$-	$73,783
Farmland	59	489	12,922	15,974	5,080	668	1,774	-	36,966
Real Estate	-	2,459	43,527	77,176	27,790	4,196	17,057	-	172,205
Multi-Family	-	-	1,095	3,612	1,358	-	-	-	6,065
Commercial Real Estate	-	1,898	31,680	63,007	6,770	21,934	3,474	-	128,763
Home Equity – closed end	-	176	2,703	3,669	1,240	1,250	31	-	9,069
Home Equity – open end	-	1,732	18,693	20,907	3,616	826	736	-	46,510
Commercial & Industrial (Non-Real Estate)	113	1,508	8,965	13,148	65,037	1,279	53	-	90,103
Consumer (excluding dealer)	3	191	3,870	4,270	1,729	9	-	-	10,072
Total	$175	$8,599	$136,119	$240,862	$121,107	$42,552	$24,122	$-	$573,536

	Credit Cards	Dealer Finance
Performing	$2,736	$85,109
Non-performing	-	148
Total	$2,736	$85,257

Note 4. Allowance for Loan Losses, continued

December 31, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$615	$21,904	$41,693	$8,218	$2,434	$2,267	$-	$77,131
Farmland	60	363	9,479	13,754	2,942	1,188	1,932	-	29,718
Real Estate	-	1,900	48,308	81,371	23,876	5,635	17,177	-	178,267
Multi-Family	-	-	1,327	3,711	153	173	-	-	5,364
Commercial Real Estate	-	2,465	40,227	67,626	14,139	4,397	996	-	129,850
Home Equity – closed end	-	189	2,999	3,816	1,154	1,365	-	-	9,523
Home Equity – open end	17	1,965	17,789	22,705	3,769	1,198	331	-	47,774
Commercial & Industrial (Non-Real Estate)	142	2,042	12,818	15,035	2,877	373	248	-	33,535
Consumer (excluding dealer)	6	170	3,476	4,726	1,729	56	2	-	10,165
Total	$225	$9,709	$158,327	$254,437	$58,857	$16,819	$22,953	$-	$521,327

	Credit Cards	Dealer Finance
Performing	$3,118	$78,529
Non-performing	4	447
Total	$3,122	$78,976

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

Grade 4 – Acceptable Risk: Borrower’s cash flow is adequate to cover debt service; however, unusual expenses or capital expenses must be covered through additional long-term debt. Employment (or business) stability is reasonable, but future trends may exhibit slight weakness. Credit history is good. No unpaid judgments or collection items appearing on credit report.

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

The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2020 and 2019:

	Six Months Ended		Three Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$404	$369	$202	$184
Interest cost	209	274	105	137
Expected return on plan assets	(367)	(403)	(183)	(201)
Amortization of prior service cost	(6)	(8)	(3)	(4)
Amortization of net loss	111	141	55	7
Net periodic pension cost	$351	$373	$176	$187

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

Note 6. Fair Value, continued

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

Loans Held for Sale

During the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s loans held for sale is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company’s portfolio of loans held for sale is classified as Level 2. At December 31, 2019, these loans were carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

Derivative assets – IRLCs

Beginning with the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to recognize IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 2. The fair value of interest rate lock commitments was considered immaterial at December 31, 2019.

Note 6. Fair Value, continued

Derivative Asset/Liability – Forward Sale Commitments

Beginning with the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment or mortgage loan held for sale. All the Company’s forward sale commitments are classified Level 2.

Derivative Asset/Liability – Indexed Certificate of Deposit

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$90,602	$-	$90,602	$-
IRLC	1,012	-	1,012	-
U. S. Treasury securities	3,000	-	3,000	-
U. S. Government sponsored enterprises	21,008	-	21,008	-
Securities issued by States and political subdivisions in the U. S.	8,951	-	8,951	-
Mortgage-backed obligations of federal agencies	44,996	-	44,996	-
Corporate debt securities	3,089	-	3,089	-
Assets at Fair Value	$172,658	$-	$172,658	$-

Liabilities:
Derivatives - ICD	$45	$-	$45	$-
Forward sales commitments	554	-	554	-
Liabilities at Fair Value	$599	$-	$599	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
U. S. Government sponsored enterprises	$1,989	$-	$1,989	$-
Mortgage-backed obligations of federal agencies	319	-	319	-
Other debt securities	2,058	-	2,058	-
Assets at Fair Value	$4,366	$-	$4,366	$-

Derivatives - ICD	$72	$-	$72	$-
Liabilities at Fair Value	$72	$-	$72	$-

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

As of June 30, 2020 and December 31, 2019, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2020	Total	Level 1	Level 2	Level 3

Construction/Land Development	$353	$-	$-	$353
Farmland	1,664	-	-	1,664
Real Estate	9,002	-	-	9,002
Commercial Real Estate	2,325	-	-	2,325
Consumer	1	-	-	1
Home Equity – open end	138	-	-	138
Dealer Finance	119	-	-	119
Impaired loans	$13,602	$-	$-	$13,602

December 31, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$951	-	-	$951
Farmland	1,396	-	-	1,396
Real Estate	9,835	-	-	9,835
Commercial Real Estate	425	-	-	425
Consumer	3	-	-	3
Dealer Finance	129	-	-	129
Impaired loans	$12,739	$-	$-	$12,739

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for June 30, 2020:

	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$13,602	Discounted appraised value	Discount for selling costs and marketability	3%-45% (Average 23.58%)

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$12,739	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 24.04%)

Assets Held for Sale

Assets held for sale were transferred from bank premises at the lower of cost less accumulated depreciation or fair value at the date of transfer. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the assets held for sale as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset held for sale a s nonrecurring Level 3.

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

The Company markets other real estate owned and assets held for sale both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following table summarizes the Company’s other real estate owned and assets held for sale that were measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands).

June 30, 2020	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,160	$-	$-	$1,160
Assets held for sale	$520	$-	$520	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,489	$-	$-	$1,489

The following table presents information about Level 3 Fair Value Measurements for June 30, 2020:

	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$1,160	Discounted appraised value	Discount for selling costs	6%-10% (Average 8%)

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$1,489	Discounted appraised value	Discount for selling costs	5%-10% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019. Fair values for June 30, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2020
Assets:
Cash and cash equivalents	$86,698	$86,698	$-	-	$86,698
Securities	81,169	-	81,169	-	81,169
Loans held for sale	90,602	-	90,602	-	90,602
Loans held for investment, net	651,496	-	-	638,433	638,433
Interest receivable	2,640	-	2,640	-	2,640
Bank owned life insurance	20,345	-	20,345	-	20,345
Total	$932,920	$86,698	$194,756	$638,433	$919,887
Liabilities:
Deposits	$766,652	$-	$639,064	$131,165	$770,229
Short-term debt	-	-	-	-	-
Long-term debt	100,585	-	-	101,717	101,717
Interest payable	338	-	338	-	338
Total	$867,575	$-	$639,402	$232,882	$872,284

Note 7. Disclosures About Fair Value of Financial Instruments, continued

	Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$75,804	$75,804	$-	$-	$75,804
Securities	4,490	-	4,490	-	4,490
Loans held for sale	66,798	-	66,798	-	66,798
Loans held for investment, net	595,035	-	-	580,903	580,903
Interest receivable	2,044	-	2,044	-	2,044
Bank owned life insurance	20,050	-	20,050	-	20,050
Total	$764,221	$75,804	$93,382	$580,903	$750,089
Liabilities:
Deposits	$641,709	$-	$504,522	$139,713	$644,235
Short-term debt	10,000	-	10,000	-	10,000
Long-term debt	53,201	-	-	53,543	53,543
Interest payable	354	-	354	-	354
Total	$705,264	$-	$514,876	$193,256	$708,132

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

During the six months ended June 30, 2020, there were two loan modifications that were considered to be troubled debt restructurings. One of these loans was modified during the three months ended June 30, 2020 and one loan modification that would be considered a troubled debt restructuring was modified during the first quarter of 2020. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	June 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	2	$11	$11
Total	2	$11	$11

Note 8. Troubled Debt Restructuring, continued

On June 30, 2020, there was one loan restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	June 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	1	$3	$3
Total	1	$3	$3

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

	Six months ended June 30, 2019
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Commercial Real Estate	1	$182	$182
Real Estate	1	193	193
Home Equity	1	720	720
Commercial and Industrial	1	23	23
Consumer	5	35	35
Total	9	$1,153	$1,153

On June 30, 2019, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for June 30, 2020 and 2019:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	(65)	-	(65)
Balance at June 30, 2020	$(72)	$(3,204)	$(3,276)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	89	-	89
Balance at June 30, 2019	$(5)	$(3,875)	$(3,880)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2020 or 2019.

Note 10. Business Segments

The Company utilizes its subsidiaries to provide multiple business segments including retail banking, mortgage banking, title insurance services, investment services and credit life and accident and health insurance products related to lending.Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from title insurance services, investment services and insurance products consist of commissions on products provided. The Company purchased the noncontrolling interest of F&M Mortgage and VSTitle during the second quarter of 2020.

The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2020 and June 30, 2019.

	Six Months Ended June 30, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$18,036	$120	$80	$-	$-	$(134)	$18,102
Service charges on deposits	586	-	-	-	-	-	586
Investment services and insurance income	-	-	368	-	-	(10)	358
Mortgage banking income, net	-	2,900	-	-	-	-	2,900
Title insurance income	-	-	-	843	-	-	843
Other operating income (loss)	1,097	56	-	-	(53)	-	1100
Total income (loss)	19,719	3,076	448	843	(53)	(144)	23889
Expenses:
Interest Expense	$3,111	$114	$-	$-	$-	$(134)	$3,091
Provision for loan losses	2,300	-	-	-	-	-	2,300
Salary and benefit expense	6,366	1,151	157	494	-	-	8,168
Other operating expenses	5,724	352	28	127	15	(10)	6,236
Total expense	17,501	1,617	185	621	15	(144)	19,795
Net income (loss) before taxes	2,218	1,459	263	222	(68)	-	4,094
Income tax expense	190	-	39	-	(56)	-	173
Net income (loss)	2,028	1,459	224	222	(12)	-	3,921
Net income attributable to non-controlling interest	-	105	-	-	-	-	105
Net Income attributable to F & M Bank Corp.	$2,028	$1,354	$224	$222	$(12)	$-	$3816
Total Assets	$983,611	$25,546	$7,875	$3,855	$92,418	$(131,702)	$981,602
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

	Three months ended June 30, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,965	$84	$36	$-	$-	$(93)	$8,992
Service charges on deposits	225	-	-	-	-	-	225
Investment services and insurance income	-	-	178	-	-	(5)	173
Mortgage banking income, net	-	1,971	-	-	-	-	1,971
Title insurance income	-	-	-	472	-	-	472
Other operating income (loss)	516	54	-	-	(53)	-	517
Total income (loss)	9,706	2,109	214	472	(53)	(98)	12,350
Expenses:
Interest Expense	1,392	86	-	-	-	(93)	$1,385
Provision for loan losses	800	-	-	-	-	-	800
Salary and benefit expense	3,200	626	72	236	-	-	4,134
Other operating expenses	2,937	134	18	62	4	(5)	3,150
Total expense	8,329	846	90	298	4	(98)	9,469
Net income (loss) before taxes	1,377	1,263	124	174	(57)	-	2,881
Income tax expense	260	-	21	-	(70)	-	211
Net income (loss)	1,117	1,263	103	174	13	-	2,670
Net income attributable to non-controlling interest	-	43	-	(11)	11	-	43
Net Income attributable to F & M Bank Corp.	$1,117	$1,220	$103	$185	$2	$-	$2,627

Note 10. Business Segments, continued

	Six Months Ended June 30, 2019
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$19,254	$68	$75	$-	$-	$(84)	$19,313
Service charges on deposits	803	-	-	-	-	-	803
Investment services and insurance income	-	-	325	-	-	(3)	322
Mortgage banking income, net	-	1,345	-	-	-	-	1,345
Title insurance income	-	-	-	682	-	-	682
Other operating income (loss)	1,110	28	-	-	(24)	(1)	1,113
Total income (loss)	21,167	1,441	400	682	(24)	(88)	23,578
Expenses:
Interest Expense	3,233	75	-	-	-	(84)	3,224
Provision for loan losses	3,050	-	-	-	-	-	3,050
Salary and benefit expense	6,576	917	150	457	-	-	8,100
Other operating expenses	5,489	354	28	124	31	(4)	6,022
Total expense	18,348	1,346	178	581	31	(88)	20,396
Net income (loss) before taxes	2,819	95	222	101	(55)	-	3,182
Income tax expense	158	-	33	-	41	-	232
Net income (loss)	$2,661	$95	$189	$101	$(96)	$-	$2,950
Net income attributable to non-controlling interest	-	29	-	24	(24)	-	29
Net Income attributable to F & M Bank Corp.	$2,661	$66	$189	$77	$(72)	$-	$2,921
Total Assets	$809,712	$11,210	$7,332	$1,615	$91,674	$(114,594)	$806,949
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three Months Ended June 30, 2019
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,754	$43	$41	$-	$-	$(56)	$9,782
Service charges on deposits	417	-	-	-	-	-	417
Investment services and insurance income	-	-	174	-	-	(3)	171
Mortgage banking income, net	-	815	-	-	-	-	815
Title insurance income	-	-	-	406	-	-	406
Other operating income (loss)	665	28	-	-	(27)	-	666
Total income (loss)	10,836	886	215	406	(27)	(59)	12,257
Expenses:
Interest Expense	1,732	50	-	-	-	(56)	1,726
Provision for loan losses	1,600	-	-	-	-	-	1,600
Salary and benefit expense	3,285	489	69	234	-	-	4,077
Other operating expenses	2,739	177	16	62	24	(3)	3,015
Total expense	9,356	716	85	296	24	(59)	10,418
Net income (loss) before taxes	1,480	170	130	110	(51)	-	1,839
Income tax expense	112	-	19	-	22	-	153
Net income (loss)	$1,368	$170	$111	$110	$(73)	$-	$1,686
Net income attributable to non-controlling interest	-	51	-	27	(27)	-	51
Net Income attributable to F & M Bank Corp.	$1,368	$119	$111	$83	$(46)	$-	$1,635

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short term debt at June 30, 2020 and $10,000 at December 31, 2019.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .80% to 2.56%; the weighted average interest rate was 1.82% at June 30, 2020 and 1.85% at December 31, 2019.The balance of these obligations at June 30, 2020 and December 31, 2019 were $40,982 and $53,197 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The Company utilized the Federal Reserve Paycheck Protection Program Liquidity Facility to fund the Paycheck Protection Program (“PPP”) loans funded in the second quarter. This funding facility is secured by the PPP loans and interest is set at a fixed rate of .35%.On June 30, 2020 the balances totaled $59,603; there were no borrowings under this program on December 31, 2019.

VSTitle, LLC had a note payable to purchase vehicles that totaled $4 at December 31, 2019 and was paid off by June 30, 2020.

Note 12. Revenue Recognition

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

Investment Services and Insurance Income

Investment services and insurance income primarily consists of commissions received on mutual funds and other investment sales.Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation.

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

Note 12. Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$586	$803	$225	$417
Investment Services and Insurance Income	358	322	173	171
Title Insurance Income	843	682	472	406
ATM and check card fees	894	898	462	529
Other	283	281	123	153
Noninterest Income (in-scope of Topic 606)	2,964	2,986	1,455	1,676
Noninterest Income (out-of-scope of Topic 606)	2,823	1,279	1,903	799
Total Noninterest Income	$5,787	$4,265	$3,358	$2,475

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Note 13. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.The Company elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.03 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2020
Lease Liabilities	$882
Right-of-use assets	867
Weighted average remaining lease term	4.58
Weighted average discount rate	3.46%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease cost (in thousands)
Operating lease cost	$25	$32	$58	$64
Total lease cost	$25	$32	$58	$64

Cash paid for amounts included in the measurement of lease liabilities	$31	$38	$69	$75

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
June 30, 2020
Six months ending December 31, 2020	$52
Twelve months ending December 31, 2021	127
Twelve months ending December 31, 2022	129
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	611
Total undiscounted cash flows	$1,104
Discount	222
Lease liabilities	$882

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $20.0 million as of June 30, 2020 of which $19.8 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $3.0 million.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2020, and totaled $1.0 million, with a notional amount of $43.8 million and total positions of 207. The fair value of the IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of “Mortgage banking, net” in the Consolidated Income Statement for the period ended June 30, 2020. The Company’s IRLCs are classified as Level 2. At June 30, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2020, and totaled $554 thousand, with a notional amount of $63.8 million and total positions of 286.

Note 15. Subsequent Events

On July 29, 2020, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain institutional accredited investors pursuant to which the Company sold and issued $5.0 million in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes and, together with the 2027 Notes, the “Notes”).Raymond James & Associates, Inc. served as the sole placement agent.

The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027.

The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (“Bank”). TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services (“FMFS”) and VBS Mortgage LLC (dba F&M Mortgage) are wholly owned subsidiaries of the Bank. F & M Bank Corp. holds a majority ownership in VSTitle LLC (“VST”), with the remaining minority interest owned by F&M Mortgage.

The Bank is a full service commercial bank offering a wide range of banking and financial services through its eleven (as of August 1, 2020) branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers).TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides, brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310 “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310.Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the dealer loan portfolio; maturity of lending staff; the findings of internal credit quality assessments, results from external bank regulatory examinations and third-party loan reviews. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Other Real Estate Owned (OREO)

OREO is held for sale and represents real estate acquired through or in lieu of foreclosure. OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s policy is to carry OREO on its balance sheet at fair value less estimated costs to sell; however, a property’s value will not be written up above its net fair value at foreclosure.If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company has worked diligently to support both our customers and noncustomers within our footprint with these loans. As of August 3, 2020, we had processed 704 PPP loans for a total of $62.8 million through the SBA program, with expected fee income related to these loans of $2.4 million. These fees will be recognized over the life of the associated loans.

The Company is funding PPP loans through the Federal Reserve’s PPP liquidity facility (“PPPLF”); this facility allows Banks to borrow funds to support the PPP program at a rate of .35%, reduce the leverage ratio reported by the amount of the debt and maintain liquidity for core loan growth and investment opportunities. As of August 3, 2020, the Company had borrowed $59.9 million under the PPPLF program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COVID-19, continued

While the impact of COVID-19 is uncertain at this time, at the end of the quarter data indicated that the economy is in a recession. Many foreign countries and states in the United States continue to be under restriction as far as employment, recreation and gatherings. Unemployment claims remain at record highs with estimates to go higher.

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. Additional resources have been allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status.

The industries most likely to be affected by COVID-19, which include lodging, food service, assisted living facilities, recreation, multi-family, retail, childcare and education services, have been identified and reviewed. Management determined there is a concentration in low-end budget hotels that may not be in a competitive position when lodging and travel re-opens. There are also a couple of large recreational facilities that are closed and will miss the summer camp season.There were approximately $87 million in closed/restricted businesses that are considered non-essential and multi-family may struggle with collecting rents from tenants.

As of August 3, 2020, we had executed 1,001 modifications allowing principal and interest deferrals on outstanding loan balances of $108.3 million in connection with the COVID-19 related needs. These modifications, 70% of which were short-term dealer loan modifications, were no more than 6 months in duration and were consistent with regulatory guidance and the CARES Act. As of August 3, 2020, 138 loans remain in deferral with a balance of $24.4 million, all other modified loans have made payment.

The table below shows the impacted industries identified by management, the percent of the loan portfolio and the loan deferrals in those categories as of June 30, 2020:

Loan Category	Loan Balance (in thousands)	Percent of Total Loans Held for Investment	Number of Extensions	Dollar amount of Extension
Construction	$32,103	4.85%	2	$9,457
Land development	9,941	1.50%	1	219
Commercial owner occupied	23,753	3.59%	8	3,428
Commercial owner occupied -office	8,226	1.24%	-	-
Commercial owner occupied -campgrounds	5,266	0.80%	3	3,428
Commercial owner occupied -restaurants	4,934	0.75%	5	2,857
Commercial owner occupied -school	973	0.15%	-	-
Commercial owner occupied - church	5,996	0.91%	1	1,121
Commercial nonowner occupied - other	16,039	2.42%	9	2,587
Commercial hotel/motel	14,623	2.21%	13	13,020
Commercial assisted living	2,656	0.40%	-	-
Commercial nonowner occupied -retail	22,397	3.39%	8	13,208
Consumer - auto, truck, motorcycle	82,702	12.50%	731	8,630
Consumer other	6,646	1.00%	40	227
Poultry Farm	14,166	2.14%	2	295
Raw Farm Land	11,102	1.68%	2	1,355
Multifamily	6,065	0.92%	2	982
Farmland residential	2,271	0.34%	-	-
Municipals	5,623	0.85%	-	-

	$275,482	41.64%	827	$60,814

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COVID-19, continued

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including as a result of credit deterioration, operational disruptions, decreased demand for products and services, or other reasons. Further, our loan deferral program could delay or make it difficult to identify the extent of current credit quality deterioration during the deferral period.The extent to which the pandemic impacts the Company will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Overview (Dollars in thousands)

Net income for the six months ended June 30, 2020 was $3,816 or $1.11 per diluted share, compared to $2,921 or $0.84 in the same period in 2019, an increase of 30.64%. This is a $895 increase compared to the first six months of 2019. During the six months ended June 30, 2020, noninterest income increased 33.22% and noninterest expense increased 2.00% during the same period.

During the three months ended June 30, 2020, net income was $2,627 or $0.76 per diluted share, compared to $1,635 or $.47 in the same period in 2019, an increase of 60.67%.

Results of Operations

As shown in Table I, the 2020 year to date tax equivalent net interest income decreased $1,074 or 6.66% compared to the same period in 2019.The tax equivalent adjustment to net interest income totaled $42 for the first six months of 2020.The yield on earning assets decreased .96%, while the cost of funds decreased .17% compared to the same period in 2019.

The three months ended June 30, 2020 tax equivalent net interest income decreased $444 or 5.50% compared to the same period in 2019.The tax equivalent adjustment to net interest income totaled $24 for the three months ended June 30, 2019.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 3.75% for the six months ended June 30, 2020, a decrease of 82 basis points when compared to the same period in 2019.For the three months ended June 30, 2020, the net interest margin decreased 91 basis points when compared to the same period in 2019.A schedule of the net interest margin for the three and six month periods ended June 30, 2020 and 2019 can be found in Table I.

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	June 30, 2020		June 30, 2019
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$17,589	$8,867	$19,017	$9,604
Interest Income - Securities and Other Interest-Earnings Assets	513	125	296	178
Interest Expense – Deposits	2,611	1,159	2,359	1,258
Interest Expense - Other Borrowings	480	226	865	468
Total Net Interest Income	15,011	7,607	16,089	8,056

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	42	24	38	19
Total Tax Benefit on Tax-Exempt Interest Income	42	24	38	19
Tax-Equivalent Net Interest Income	$15,053	$7,631	$16,127	$8,075

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations, continued

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 41.27% of rate sensitive assets and 32.26% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively low rate environment, Management has continued to decrease deposit rates. The growth in earning assets and the growth in noninterest bearing accounts has resulted in an increase in the positive GAP position in the one year time period.

The increase in noninterest income of $1,522 for the six-month period June 30, 2020 compared to the same period in 2019 is due primarily to growth in mortgage banking income ($1,555), and title insurance income ($161). The increase in noninterest income of $883 for the three months ended June 30, 2020 is primarily due to growth in mortgage banking income ($1,156). Increase in mortgage banking income was primarily due to the purchase of noncontrolling interest and increased business due to the low rate environment.

Noninterest expense for the six months ended June 30, 2020 increased $282 as compared to 2020.Expenses increased in the areas of ATM and card processing ($107), telecommunication and data processing expense ($291) and Bank franchise tax ($101) and were offset by savings in other real estate owned ($159) and legal and professional expense ($69).For the three months ended June 30, 2020 noninterest expense increased $192.Areas of increase were salary and benefits ($57), other real estate owned ($96) and telecommunication and data processing expense ($116).Increases in ATM and card processing are due to change in vendor and increased card usage. Telecommunication and data processing relate to new lending product and increase in remote processing. Bank franchise tax is due to growth.

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00% to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $68,548 and $66,559 in federal funds sold at June 30, 2020 and December 31, 2019, respectively.Growth in excess funds is due to strong deposit growth, the Company is deploying these funds into the investment portfolio during 2020.Interest bearing bank deposits have increased by $77 since year end.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management.

The securities portfolio consists of investment securities commonly referred to as securities held to maturity and securities available for sale. Securities are classified as Held to Maturity investment securities when management has the intent and ability to hold the securities to maturity. Held to Maturity Investment securities are carried at amortized cost.Securities available for sale include securities that may be sold in response to general market fluctuations, liquidity needs and other similar factors. Securities available for sale are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity. The low income housing projects included in other investments are held for the tax losses and credits that they provide.

As of June 30, 2020, the fair value of securities available for sale was below their cost by $91. The portfolio is made up of primarily agencies and mortgage backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 5.56 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities. There are $3 of securities that will mature in 2020.

In reviewing investments as of June 30, 2020, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $661,529 increased $58,104 at June 30, 2020 compared to December 31, 2019.Loan growth was concentrated in the commercial non-real estate (PPP loans), farmland and dealer finance segments of the portfolio.

Loans Held for Sale totaled $90,602 at June 30, 2020, an increase of $23,804 compared to December 31, 2019.The Northpointe participation loan program as well as F&M mortgage loans are typically subject to seasonal fluctuations, both have increased since year end with the largest portion being Northpointe. June also reflects the adoption of fair value accounting for the entire loans held for sale portfolio.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $4,466 at June 30, 2020 compared to $5,729 at December 31, 2019.The decrease in nonperforming loans from year end is primarily due to one commercial relationship which was refinanced outside of the Company due to the sale of the collateral, another relationship improved and was removed from nonaccrual during the first quarter. The balance also decreased due to payments received on the loan on nonaccrual basis during the second quarter. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

As of June 30, 2020 and December 31, 2019, the Company held $1,160 and $1,489 of real estate which was acquired through foreclosure, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio, continued

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual Loans
Real Estate	$1,148	$1,721
Commercial	2,906	3,036
Home Equity	240	-
Other	135	250
	$4,429	$5,007
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	619
Commercial	-	-
Home Equity	31	15
Other	6	88
	37	722
Total Nonperforming loans	$4,466	$5,729

Restructured Loans current and performing:
Real Estate	$2,999	$3,644
Commercial	1,935	1,223
Home Equity	703	716
Other	128	167

Nonperforming loans as a percentage of loans held for investment	.68%	.95%
Net charge offs to total loans held for investment[1]	.20%	.71%
Allowance for loan and lease losses to nonperforming loans	224.65%	146.45%

1 – Annualized for six month period ended June 30, 2020

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses, continued

Loans that are not reviewed for impairment are categorized by call report code into unimpaired and classified loans. For both unimpaired and classified loans an estimate is calculated based on actual loss experience over the last two years. The classified Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $10,033 at June 30, 2020 is equal to 1.52% of loans held for investment, or 1.67% of loans held for investment excluding PPP loans. This compares to an allowance of $8,390 (1.39%) at December 31, 2019.The Company experienced a decrease in nonperforming loans during the first half of 2020.A previously identified impaired loan totaling $900 million was refinanced outside of the bank due to the sale of the collateral. Another loan moved from nonaccrual status to accrual status based on repayment history. One relationship totaling $1,545 was added to the loans reviewed for impairment, with $0 required reserve. Past due loans decreased during first half 2020. Due to COVID-19, however the bank increased the qualitative factor for the economy and concentrations in industries specifically affected by the virus. The bank increased the environmental factor for COVID-19's negative impact on the economy, such as government shut-down of businesses, a state wide stay at home order, record high weekly unemployment filings, and supply chain disruptions due to the world wide shut-downs. Additionally, the bank analyzed the loan portfolio for industries most likely to be affected by COVID-19, such as hotels, restaurants, recreations facilities, assisted living facilities, retail establishments, childcare and education facilities, and multi-family properties. Based on the Bank’s loans in these industry segments, the environmental factor was increased for four segments of the loan portfolio. As a result, the Bank recorded a $2,300 provision for loan losses in the first six months of 2020. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at June 30, 2020 have increased $124,943 since December 31, 2019.Noninterest bearing deposits increased $56,415 while interest bearing increased $68,528.The increase in deposits in the first six months is due to a focus on deposit growth as an organization as well as proceeds from PPP loans that are in deposit accounts of the Bank. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At June 30, 2020 and December 31, 2019 the Company had a total of $515 and $514 in CDARS funding and $39,346 and $25.714 in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (FHLB), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale and also to finance the increase in short-term residential and commercial construction loans. As of June 30, 2020, there were no short-term borrowings. This compared to short-term borrowings of $10,000 at December 31, 2019, all of which were FHLB short term advances. There were no balances in FHLB daily rate credit at June 30, 2020 or December 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $40,982 and $53,196 on June 30, 2020 and December 31, 2019, respectively.

Borrowings from the Federal Reserve Paycheck Protection Program Liquidity Facility were utilized to fund the Paycheck Protection Program (“PPP”) loans originated in the second quarter. The Company’s subsidiary bank borrows funds on a fixed rate basis and secured by PPP loans; the maturity of the borrowings matches the maturity of the PPP loans. On June 30, 2020, the balances totaled $59,603; there were no borrowings under this program on December 31, 2019.

VS Title, LLC has a vehicle loan with a balance of $0 at June 30, 2020 and $4 at December 31, 2019.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).At June 30, 2020, the Bank had Common Equity Tier I capital of 12.79%, Tier I capital of 12.79% of risk weighted assets and combined Tier I and II capital of 14.04% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2019, the Bank had Common Equity Tier I capital of 13.30%, Tier I capital of 13.30% of risk weighted assets and combined Tier I and II capital of 14.55% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At June 30, 2020, the Bank reported a leverage ratio of 10.09%, compared to 10.89% at December 31, 2019.The Bank's leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 6.04% at June 30, 2020 and 6.55% at December 31, 2019.The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservation buffer was fully phased in on January 1, 2019 at 2.5%.

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

The CBLR framework was made available for banks to use in their March 31, 2020, Call Report; the Company elected not to adopt the CBLR framework.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution, with Zions Bank and Pacific Coast Bankers Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Additionally, the Bank can utilize the Federal Reserve Paycheck Protection Program Loan Facility.

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

As of June 30, 2020, the Company had a cumulative Gap Rate Sensitivity Ratio of 18.33% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Effect of Newly Issued Accounting Standards

During June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies, such as the Company who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set-up stage with expectations of running parallel in 2020 and all data has been archived under the current model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted The Company is currently assessing the impact that ASU 2020-01 will have on its consolidated financial statements.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date The rule change excludes from the definition of “accelerated filer” entities with public float of less than $700 million and less than $100 million in annual revenues. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.Nonaccelerated filers also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for nonaccelerated filers.

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

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019			June 30, 2020			June 30, 2019
		Income/	Average		Income/	Average		Income/	Average		Income/	Average
Average	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates
Interest income
Loans held for investment[1,2]	$634,715	$17,039	5.40%	$646,045	$18,232	5.69%	$659,875	$8,570	5.22%	$646,880	$9,126	5.66%
Loans held for sale	43,308	588	2.93%	47,421	823	3.50%	47,045	318	2.72%	57,257	497	3.48%
Federal funds sold	114,477	317	.56%	3,697	43	2.35%	134,335	23	.07%	6,000	25	1.67%
Interest bearing deposits	1,032	3	.58%	831	9	2.18%	785	-	-	816	4	1.97%
Investments
Taxable [3]	14,843	174	2.36%	13,788	243	3.55%	19,740	83	1.69%	14,034	139	3.97%
Partially taxable	123	1	1.63%	123	1	1.64%	125	-	-	124	-	-
Tax exempt	1,114	22	3.97%	-	-	-	2,228	22	3.97%	-	-	-
Total earning assets	$806,612	$18,144	4.52%	$711,905	$19,351	5.48%	$864,133	$9,016	4.20%	$725,111	$9,791	5.42%
Interest Expense
Demand deposits	98,507	134	.27%	88,981	101	.23%	103,312	71	.28%	90,194	54	.24%
Savings	273,765	1,310	.96%	196,311	1,082	1.11%	290,762	516	.71%	200,351	598	1.20%
Time deposits	134,579	1,167	1.74%	151,431	1,176	1.57%	132,656	572	1.73%	149,866	606	1.62%
Short-term debt	3,571	41	2.31%	32,953	419	2.56%	-	-	-	34,208	216	2.53%
Long-term debt	61,829	439	1.43%	47,326	446	1.90%	78,088	226	1.16%	47,767	252	2.12%
Total interest bearing liabilities	$572,251	$3,091	1.09%	$517,002	$3,224	1.26%	$604,818	$1,385	.92%	$522,386	$1,726	1.33%

Tax equivalent net interest income		$15,053			$16,127			$7,631			$8,075

Net interest margin			3.75%			4.57%			3.55%			4.47%

____________

[1]	Interest income on loans includes loan fees.
[2]	Loans held for investment include nonaccrual loans.
[3]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.

Interest Sensitivity Analysis

June 30, 2020

(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$51,703	$17,195	$160,847	$32,152	$-	$261,897
Installment	1,624	1,324	73,065	19,316	-	95,329
Real estate loans for investments	93,846	40,787	145,295	21,639	-	301,567
Loans held for sale	90,602	-	-	-	-	90,602
Credit cards	2,736	-	-	-	-	2,736
Interest bearing bank deposits	1,203	-	-	-	-	1,203
Federal funds sold	68,548	-	-	-	-	68,548
Investment securities	3,000	125	59,001	19,043	-	81,169
Total	313,262	59,431	438,208	92,150	-	903,051

Sources of funds
Interest bearing demand deposits	-	22,622	67,868	22,622	-	113,112
Savings deposits	-	117,485	160,864	21,688	-	300,037
Certificates of deposit	14,094	44,016	69,412	851	-	128,373
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	6,107	2,821	81,032	10,625	-	100,585
Total	20,201	186,944	379,176	55,786	-	642,107

Discrete Gap	293,061	(127,513)	59,032	36,364	-	260,944

Cumulative Gap	$293,061	$165,548	$224,580	$260,944	$260,944

Ratio of Cumulative Gap to Total Earning Assets	32.45%	18.33%	24.87%	28.90%	28.90%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2020.In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

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

Item 4. Controls and Procedures

Management assessed the Company’s system of internal control over financial reporting as of June 30, 2020. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2020. Management’s assessment concluded that there was no material weakness within the Company’s internal control structure as of June 30, 2020.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Other than as set forth above, there have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonable likely to material affect, on the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.	Risk Factors	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a)	Exhibits

10.1	F&M Bank Corp. 2020 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10Q for the period ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

August 11, 2020	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

