Form 10-Q
period 2020-09-30
F&M BANK CORP
filed 2020-11-09
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    000-13273

F&M BANK CORP.

Virginia	54-1280811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. Box 1111Timberville, VA 22853(Address of Principal Executive Offices) (Zip Code)

(540) 896-8941(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Stock, par value ‑ $5	3,200,911 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2020	2019*
	(Unaudited)
Assets
Cash and due from banks	$14,484	$8,119
Money market funds and interest-bearing deposits in other banks	1,259	1,126
Federal funds sold	73,407	66,559
Cash and cash equivalents	89,150	75,804
Securities:
Held to maturity, at amortized cost – fair value of $125 and $124 in 2020 and 2019, respectively	125	124
Available for sale, at fair value	107,083	4,366
Other investments	11,680	13,525
Loans held for sale, at fair value	18,900	2,974
Loans held for sale, participations	69,139	63,824
Loans held for investment	672,525	603,425
Less: allowance for loan losses	(10,826)	(8,390)
Net loans held for investment	661,699	595,035

Other real estate owned, net	166	1,489
Bank premises and equipment, net	18,080	18,931
Bank premises held for sale	520	-
Interest receivable	2,771	2,044
Goodwill	2,884	2,884
Bank owned life insurance	20,496	20,050
Other assets	12,731	12,949
Total assets	$1,015,424	$813,999
Liabilities
Deposits:
Noninterest bearing	$210,682	$168,715
Interest bearing	582,854	472,994
Total deposits	793,536	641,709

Short-term debt	-	10,000
Long-term debt	106,510	53,201
Other liabilities	21,698	17,514
Total liabilities	921,744	722,424
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred Stock $25 par value, 400,000 shares authorized, 206,660 issued and outstanding for September 30, 2020 and December 31, 2019	4,592	4,592
Common stock, $5 par value, 6,000,000 shares authorized, 3,199,283 and 3,208,498 shares issued and outstanding for September 30, 2020 and December 31, 2019, respectively.	15,996	16,042
Additional paid in capital – common stock	6,792	7,510
Retained earnings	69,337	66,008
Non-controlling interest in consolidated subsidiaries	-	634
Accumulated other comprehensive loss	(3,037)	(3,211)
Total stockholders’ equity	93,680	91,575
Total liabilities and stockholders’ equity	$1,015,424	$813,999

*2019 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2020	2019
Interest and fees on loans held for investment	$8,345	$9,174
Interest and fees on loans held for sale	384	555
Interest from money market funds and federal funds sold	15	131
Interest on debt securities	434	106
Total interest and dividend income	9,178	9,966

Interest expense
Total interest on deposits	1,074	1,355
Interest from short-term debt	-	189
Interest from long-term debt	350	257
Total interest expense	1,424	1,801

Net interest income	7,754	8,165

Provision for Loan Losses	1,000	3,750
Net Interest Income After Provision for Loan Losses	6,754	4,415

Noninterest income
Service charges on deposit accounts	302	460
Investment services and insurance income, net	167	165
Mortgage banking income, net	1,621	907
Title insurance income	543	434
Income on bank owned life insurance	171	153
Low income housing partnership losses	(223)	(206)
ATM and check card fees	499	378
Other operating income	148	354
Total noninterest income	3,228	2,645

Noninterest expense
Salaries	3,470	3,570
Employee benefits	611	821
Occupancy expense	278	287
Equipment expense	296	306
FDIC insurance assessment	95	-
Other real estate owned, net	201	107
Marketing expense	136	147
Legal and professional fees	160	220
ATM and check card fees	264	264
Telecommunication and data processing expense	464	420
Directors fees	96	102
Bank franchise tax	174	195
Other operating expenses	1,159	1,037
Total noninterest expense	7,404	7,476

Income (loss) before income taxes	2,578	(416)
Income tax expense (benefit)	372	(307)
Net Income (loss)	2,206	(109)
Net income attributable to non-controlling interest	-	78
Net Income (loss) attributable to F & M Bank Corp.	$2,206	$(187)
Dividends paid/accumulated on preferred stock	65	79
Net income (loss) available to common stockholders	$2,141	$(266)

Per Common Share Data
Net income (loss) – basic	$0.67	$(.08)
Net income (loss) – diluted	$0.65	$(.08)
Cash dividends on common stock	.26	$.26
Weighted average common shares outstanding – basic	3,197,718	3,175,192
Weighted average common shares outstanding – diluted	3,404,378	3,175,192

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2020	2019
Interest and fees on loans held for investment	$25,341	$27,368
Interest and fees on loans held for sale	977	1,377
Interest from money market funds and federal funds sold	336	185
Interest on debt securities	626	350
Total interest and dividend income	27,280	29,280

Interest expense
Total interest on deposits	3,685	3,714
Interest from short-term debt	41	607
Interest from long-term debt	789	704
Total interest expense	4,515	5,025

Net interest income	22,765	24,255

Provision for Loan Losses	3,300	6,800
Net Interest Income After Provision for Loan Losses	19,465	17,455

Noninterest income
Service charges on deposit accounts	888	1,263
Investment services and insurance income	525	487
Mortgage banking income, net	4,521	2,252
Title insurance income	1,386	1,116
Income on bank owned life insurance	458	449
Low income housing partnership losses	(670)	(633)
ATM and check card fees	1,394	1,276
Other operating income	513	699
Total noninterest income	9,015	6,909

Noninterest expense
Salaries	9,414	9,037
Employee benefits	2,835	3,455
Occupancy expense	850	857
Equipment expense	892	869
FDIC insurance assessment	284	167
Other real estate owned, net	341	405
Marketing expense	440	434
Legal and professional fees	441	570
ATM and check card fees	777	670
Telecommunication and data processing expense	1,543	1,207
Directors fees	325	306
Bank franchise tax	558	478
Impairment of long-lived assets	19	-
Other operating expenses	3,089	3,143
Total noninterest expense	21,808	21,598
Income before income taxes	6,672	2,766
Income tax expense (benefit)	545	(75)
Net Income	6,127	2,841
Net income attributable to non-controlling interest	105	106
Net Income attributable to F & M Bank Corp.	$6,022	$2,735
Dividends paid/accumulated on preferred stock	197	236
Net income available to common stockholders	$5,825	$2,499
Per Common Share Data
Net income – basic	$1.82	$.78
Net income – diluted	$1.76	$.78
Cash dividends on common stock	.78	.77
Weighted average common shares outstanding – basic	3,198,691	3,191,719
Weighted average common shares outstanding – diluted	3,421,290	3,191,719

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Net Income (loss)	$6,022	$2,735	$2,206	$(187)

Other comprehensive income:
Unrealized holding gains on available-for sale securities	220	115	303	2
Tax effect	(46)	(24)	(64)	-
Unrealized holding gains, net of tax	174	91	239	2

Total other comprehensive income	174	91	239	2

Comprehensive income (loss) attributable to F&M Bank Corp.	$6,196	$2,826	$2,445	$(185)

Comprehensive income attributable to noncontrolling interests	$105	$106	$-	$78

Total comprehensive income (loss)	$6,301	$2,932	$2,445	$(107)

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2020 and 2019

						Accumulated
			Additional			Other
	Preferred	Common	Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance As At June 30, 2019	$5,592	$15,907	$7,127	$66,741	$587	$(3,880)	$92,074
Net income (loss)	-	-	-	(187)	78	-	(109)
Other comprehensive income	-	-	-	-	-	2	2
Dividends on preferred stock ($.32 per share)	-	-	-	(79)	-	-	(79)
Dividends on common stock ($.26 per share)	-	-	-	(827)	-	-	(827)
Common stock repurchased (7,881 shares)	-	(39)	(190)	-	-	-	(229)
Common stock issued (2,282 shares)	-	11	50	-	-	-	61

Balance, As At September 30, 2019	$5,592	$15,879	$6,987	$65,648	$665	$(3,878)	$90,893

Balance, As At June 30, 2020	$4,592	$15,980	$6,744	$68,018	$-	$(3,276)	$92,058
Net income	-	-	-	2,206	-	-	2,206
Other comprehensive income	-	-	-	-	-	239	239
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(822)	-	-	(822)
Common stock issued (3,345 shares)	-	16	48	-	-	-	64

Balance, As At September 30, 2020	$4,592	$15,996	$6,792	$69,337	$-	$(3,037)	$93,680

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2020 and 2019

						Accumulated
			Additional			Other
	Preferred	Common	Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,596	$559	$(3,969)	$91,911
Net Income	-	-	-	2,735	106	-	2,841
Other comprehensive income	-	-	-	-	-	91	91
Dividends on preferred stock ($1.28 per share)	-	-	-	(236)	-	-	(236)
Dividends on common stock ($.77 per share)	-	-	-	(2,447)	-	-	(2,447)
Preferred converted to Common (2,000 pfd shares)	(50)	11	39	-	-	-	-
Common stock repurchased (45,957 shares)	-	(230)	(1,187)	-	-	-	(1,417)
Common stock issued (8,610 shares)	-	32	159	-	-	-	191
Preferred stock repurchased (1,200 shares)	(30)	-	(11)	-	-	-	(41)

Balance, September 30, 2019	$5,592	$15,879	$6,987	$65,648	$665	$(3,878)	$90,893

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net Income	-	-	-	6,022	105	-	6,127
Other comprehensive income	-	-	-	-	-	174	174
Distributions to noncontrolling interest	-	-	-	-	(177)	-	(177)
Dividends on preferred stock ($1.28 per share)	-	-	-	(197)	-	-	(197)
Dividends on common stock ($.78 per share)	-	-	-	(2,496)	-	-	(2,496)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (9,257 shares)	-	46	151	-	-	-	197

Balance, September 30, 2020	$4,592	$15,996	$6,792	$69,337	$-	$(3,037)	$93,680

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$6,022	$2,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	940	914
Amortization of intangibles	42	55
Amortization of securities	120	1
Proceeds from loans held for sale originated	145,553	89,200
Loans held for sale originated	(157,618)	(91,519)
Gain on sale of loans held for sale originated	(3,861)	(2,234)
Provision for loan losses	3,300	6,800
(Increase) decrease in interest receivable	(727)	138
Decrease (increase) in other assets	224	(629)
Increase in other liabilities	4,039	1,839
Amortization of limited partnership investments	670	633
Income from life insurance investment	(458)	(449)
(Gain) on the sale of fixed assets	(14)	(3)
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	326	356
Impairment of long lived assets	19	-
Net cash (used in) provided by operating activities	(1,423)	7,837
Cash flows from investing activities
Purchase of investments available for sale and other investments	(123,804)	(1,995)
Proceeds from maturity of investments available for sale	21,185	3,236
Decrease in FHLB stock	1,167	-
Purchase of investments held to maturity	(125)	-
Proceeds from maturity of investments held to maturity	125	-
Net (increase) decrease in loans held for investment	(69,964)	3,779
Net (increase) in loans held for sale participations	(5,315)	(20,400)
Proceeds from the sale of fixed assets	34	3
Proceeds from the sale of other real estate owned	997	550
Cash paid for noncontrolling interest	(806)	-
Net purchase of property and equipment	(648)	(2,170)
Net cash (used in) in investing activities	(177,154)	(16,997)
Cash flows from financing activities
Net change in deposits	151,827	27,110
Net change in short-term debt	(10,000)	(20,116)
Dividends paid in cash	(2,693)	(2,683)
Proceeds from issuance of common stock	197	191
Repurchase of preferred stock	-	(41)
Repurchase of common stock	(473)	(1,417)
Issuance of long-term debt	71,903	30,000
Repayments of long-term debt	(18,838)	(5,909)
Net cash provided by financing activities	191,923	27,135
Net increase in Cash and Cash Equivalents	13,346	17,975
Cash and cash equivalents, beginning of period	75,804	10,912
Cash and cash equivalents, end of period	$89,150	$28,887
Supplemental Cash Flow information:
Cash paid for: Interest	$4,559	$4,984
Taxes	445	150

Supplemental non-cash disclosures:
Change in unrealized (loss) gain on securities available for sale	211	115
Right of use asset and lease liability, upon adoption	-	1,034
Bank premises and equipment transferred to held for sale	520	-
Liability to former noncontrolling interest for remainder of purchase price	244	-

See Notes to Consolidated Financial Statements

DOLLARS ARE REPORTED IN THOUSANDS THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

                The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), (net of non-controlling interest) and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  On May 1, 2020 the Bank purchased the noncontrolling interest of VBS Mortgage, LLC and VSTitle, LLC the minority interest for 2020 covers January 1 through purchase date. these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

                The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

                The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services.  As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers primarily located in Rockingham, Shenandoah, Page and Augusta Counties in Virginia.  Services are provided at eleven (as of August 1, 2020) branch offices and a Dealer Finance Division.  The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. (“FMFS”), F&M Mortgage, and VSTitle, LLC (“VST”).

Basis of Presentation

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and fair value.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

Risk and Uncertainties

The coronavirus (“COVID-19”) pandemic spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings.  These changes will likely affect our operations throughout the remainder of 2020, although the extent and significance remain unknown. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may adversely affect our future earnings, cash flows and financial condition, including amoung others, credit losses resulting from financial stress on borrowers, decreased demand for products and operational failures. In addition, significant assumptions, judgments, and estimates used in the preparation of our financial statements, including those associated with evaluations of goodwill for impairment, and allowance for loan losses, may be subject to adjustments in future periods due to the rapidly changing, uncertain and unprecedented nature of the pandemic.

Note 1. Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2020 and 2019.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Nine months ended	For the Three months ended	For the Nine months ended	For the Three months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019
Earnings available to common stockholders
Net income (loss)	$6,127	$2,206	$2,841	$(109)
Non-controlling interest income	105	-	106	78
Preferred stock dividends	197	65	236	79
Net income (loss) available to common stockholders	$5,825	$2,141	$2,499	$(266)

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$5,825	3,198,691	$1.82	$2,499	3,191,719	$.78
Effect of Dilutive Securities:
Convertible Preferred Stock	197	222,599	.06)	-	-	-
Diluted EPS	$6,022	3,421,290	$1.76	$2,499	3,191,719	$.78

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Income	Weighted Average Shares	Per Share Amounts	Income (loss)	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,141	3,197,718	$0.67	$(266)	3,175,192	$(.08)
Effect of Dilutive Securities:
Convertible Preferred Stock	65	206,660	(.02)	-	-	-
Diluted EPS	$2,206	3,404,378	$0.65	$(266)	3,175,192	$(.08)

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value.  Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2020 and December 31, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
U. S. Treasuries	$125	$-	$-	$125
December 31, 2019
U. S. Treasuries	$124	$-	$-	$124

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
U. S. Government sponsored enterprises	$6,000	$7	$-	$6,007
Securities issued by States and political subdivisions in the U.S.	17,194	397	(58)	17,533
Mortgage-backed obligations of federal agencies	76,889	261	(437)	76,713
Corporate debt security	6,789	235	(194)	6,830
Total Securities Available for Sale	$106,872	$900	$(689)	$107,083

December 31, 2019
U. S. Government sponsored enterprises	$2,000	$-	$(11)	$1,989
Mortgage-backed obligations of federal agencies	317	2	-	319
Corporate debt security	2,059	-	(1)	2,058
Total Securities Available for Sale	$4,376	$2	$(12)	$4,366

The amortized cost and fair value of securities at September 30, 2020, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$-	$-
Due after one year through five years	-	-	70,733	70,611
Due after five years	-	-	28,042	28,140
Due after ten years	-	-	8,098	8,332
Total	$125	$125	$106,873	$107,083

There were no sales of available for sale securities in 2020 or 2019. Securities held that are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. One Security issued by States and political subdivisions in the U.S. was in an unrealized loss position for less than 12 months with minimal loss. Therefore, no securities were determined to be other than temporarily impaired.

Note 2. Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of September 30, 2020 and December 31, 2019 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Securities issued by States and political subdivisions in the U.S.	$17,533	$(58)	$-	$-	$17,533	$(58)
Mortgage-backed obligations of federal agencies	76,713	(437)	-	-	76,713	(437)
Corporate debt security	6,830	(194)	-	-	6,830	(194)
Total	$101,076	$(689)	$-	$-	$101,076	$(689)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U. S. Government sponsored enterprises	$1,989	$(11)	$-	$-	$1,989	$(11)
Corporate debt security	2,058	(1)	-	-	2,058	(1)
Total	$4,047	$(12)	$-	$-	$4,047	$(12)

As of September 30, 2020, other investments consist of investments in fifteen low-income housing and historic equity partnerships (carrying basis of $7,859), stock in the Federal Home Loan Bank (carrying basis $1,342) and various other investments (carrying basis $2,479).The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2020. At September 30, 2020, the Company was committed to invest an additional $2,351in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

During the first nine months of 2020, we executed 1,048 modifications allowing principal and interest deferrals in connection with COVID-19 relief to our customers.Of those modifications, 99 remain in deferral as of September 30, 2020 with balances of $19.1 million. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Loans held for investment outstanding at September 30, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	2020	2019
Construction/Land Development	$71,377	$77,131
Farmland	47,454	29,718
Real Estate	166,591	178,267
Multi-Family	6,001	5,364
Commercial Real Estate	132,564	129,850
Home Equity – closed end	8,768	9,523
Home Equity – open end	47,035	47,774
Commercial & Industrial – Non-Real Estate	89,874	33,535
Consumer	10,113	10,165
Dealer Finance	90,004	78,976
Credit Cards	2,744	3,122
Total	$672,525	$603,425

Note 3. Loans, continued

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $171,748 and $178,253 as of September 30, 2020 and December 31, 2019, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of September 30, 2020 and December 31, 2019 were $88,039 and $66,798, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,664	$1,664	$-	$2,042	$2,042	$-
Farmland	-	-	-	-	-	-
Real Estate	4,916	4,916	-	5,131	5,131	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	824	824	-	1,302	1,302	-
Home Equity – closed end	699	699	-	716	716	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	11	11	-	17	17	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	17	17	-	79	79	-
	8,131	8,131	-	9,287	9,287	-
Impaired loans with a valuation allowance
Construction/Land Development	$261	$261	$77	$1,036	$2,061	$85
Farmland	1,751	1,751	449	1,933	1,933	537
Real Estate	9,293	9,293	588	10,404	10,404	569
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	4,292	4,292	1,017	638	638	213
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	151	151	13	151	151	151
Commercial & Industrial – Non-Real Estate	-	-	-	192	192	192
Consumer	1	1	1	4	4	1
Credit cards	-	-	-	-	-	-
Dealer Finance	153	153	14	136	136	7
	15,902	15,902	2,159	14,494	15,519	1,755
Total impaired loans	$24,033	$24,033	$2,159	$23,781	$24,806	$1,755

_________

1 The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,547	$19	$1,871	$16	$1,853	$59	$2,089	$139
Farmland	-	-	972	8	-	-	971	10
Real Estate	4,908	78	8,406	637	5,024	214	8,317	659
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	1,561	(19)	1,646	(175)	1,063	30	3,746	53
Home Equity – closed end	701	5	719	-	708	26	359	-
Home Equity – open end	-	-	81	9	-	-	81	9
Commercial & Industrial – Non-Real Estate	13	1	22	10	14	1	10	10
Consumer and credit cards	-	-	-	(1)	-	-	-	-
Dealer Finance	30	(1)	43	-	48	1	42	-
	8,760	83	13,760	504	8,710	331	15,615	880
Impaired loans with a valuation allowance:
Construction/Land Development	$309	$28	$2,616	$12	$649	$28	$3,482	$43
Farmland	1,763	35	967	-	1,842	219	967	-
Real Estate	9,456	119	830	54	9,849	381	833	120
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	3,566	72	2,669	25	2,465	121	614	57
Home Equity – closed end	-	-	-	10	-	-	-	50
Home Equity – open end	151	2	-	-	151	6	-	-
Commercial & Industrial – Non-Real Estate	-	-	97	-	96	-	97	2
Consumer and credit card	1	-	4	1	3	-	6	-
Dealer Finance	142	4	186	4	145	9	186	13
	15,388	260	7,369	106	15,200	764	6,185	285
Total Impaired Loans	$24,148	$343	$21,129	$610	$23,910	$1,095	$21,800	$1,165

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2020 and December 31, 2019:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
September 30, 2020
Construction/Land Development	$-	$-	$18	$18	$71,359	$71,377	$318	$-
Farmland	-	1,751	-	1,751	45,703	47,454	1,751	-
Real Estate	1,670	245	563	2,478	164,113	166,591	512	142
Multi-Family	-	-	-	-	6,001	6,001	-	-
Commercial Real Estate	149	1,009	-	1,158	131,406	132,564	1,121	-
Home Equity – closed end	4	-	-	4	8,764	8,768	-	-
Home Equity – open end	569	18	301	888	46,147	47,035	325	-
Commercial & Industrial – Non- Real Estate	66	-	-	66	89,808	89,874	5	-
Consumer	-	-	-	-	10,113	10,113	-	-
Dealer Finance	658	112	22	792	89,212	90,004	64	15
Credit Cards	59	-	2	61	2,683	2,744	-	2
Total	$3,175	$3,135	$906	$7,216	$665,309	$672,525	$4,096	$159

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2019
Construction/Land Development	$117	$45	$1,255	$1,417	$75,714	$77,131	$1,301	$-
Farmland	27	-	1,933	1,960	27,758	29,718	1,933	-
Real Estate	2,440	1,035	837	4,312	173,955	178,267	420	619
Multi-Family	-	-	-	-	5,364	5,364	-	-
Commercial Real Estate	563	-	137	700	129,150	129,850	900	-
Home Equity – closed end	-	-	-	-	9,523	9,523	-	-
Home Equity – open end	429	296	15	740	47,034	47,774	-	15
Commercial & Industrial – Non- Real Estate	726	4	-	730	32,805	33,535	203	-
Consumer	89	14	-	103	10,062	10,165	1	-
Dealer Finance	1,943	400	198	2,541	76,435	78,976	249	84
Credit Cards	31	-	4	35	3,087	3,122	-	4
Total	$6,365	$1,794	$4,379	$12,538	$590,887	$603,425	$5,007	$722

On September 30, 2020 other real estate owned did not include any foreclosed residential real estate and December 31, 2019 included $133 of foreclosed residential real estate.The Company had $878 of consumer mortgages for which foreclosure was in process on September 30, 2020.

Nonaccrual loans on September 30, 2020 would have earned approximately $52 in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2020 and December 31, 2019 is as follows:

September 30, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$381	$1,564	$77	$1,487
Farmland	668	-	-	102	770	449	321
Real Estate	1,573	76	5	335	1,837	588	1,249
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	-	11	1,699	3,525	1,017	2,508
Home Equity – closed end	42	-	-	14	56	-	56
Home Equity – open end	457	-	3	(6)	454	13	441
Commercial & Industrial – Non-Real Estate	585	92	15	(149)	359	-	359
Consumer	186	85	45	75	221	1	220
Dealer Finance	1,786	1,292	641	774	1,909	14	1,895
Credit Cards	68	83	51	41	77	-	77
Total	$8,390	$1,635	$771	$3,300	$10,826	$2,159	$8,667

December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$2,319	$50	$1,365	$1,190	$85	$1,105
Farmland	15	-	-	653	668	537	131
Real Estate	292	32	4	1,309	1,573	569	1,004
Multi-Family	10	-	-	10	20	-	20
Commercial Real Estate	416	677	16	2,060	1,815	213	1,602
Home Equity – closed end	13	1	2	28	42	-	42
Home Equity – open end	126	126	1	456	457	151	306
Commercial & Industrial – Non-Real Estate	192	127	81	439	585	192	393
Consumer	70	116	44	188	186	1	185
Dealer Finance	1,974	2,118	1,144	786	1,786	7	1,779
Credit Cards	38	110	29	111	68	-	68
Total	$5,240	$5,626	$1,371	$7,405	$8,390	$1,755	$6,635

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2020 and December 31, 2019:

		Individually	Collectively
		Evaluated for	Evaluated for
September 30, 2020	Loan Receivable	Impairment	Impairment
Construction/Land Development	$71,377	$1,925	$69,452
Farmland	47,454	1,751	45,703
Real Estate	166,591	14,209	152,382
Multi-Family	6,001	-	6,001
Commercial Real Estate	132,564	5,116	127,448
Home Equity – closed end	8,768	699	8,069
Home Equity – open end	47,035	151	46,864
Commercial & Industrial – Non-Real Estate	89,874	11	89,863
Consumer	10,113	1	10,112
Dealer Finance	90,004	170	89,834
Credit Cards	2,744	-	2,744

Total	$672,525	$24,033	$648,492

December 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,131	$3,078	$74,053
Farmland	29,718	1,933	27,785
Real Estate	178,267	15,535	162,732
Multi-Family	5,364	-	5,364
Commercial Real Estate	129,850	1,940	127,910
Home Equity – closed end	9,523	716	8,807
Home Equity – open end	47,774	151	47,623
Commercial & Industrial – Non-Real Estate	33,535	209	33,326
Consumer	10,165	4	10,161
Dealer Finance	78,976	215	78,761
Credit Cards	3,122	-	3,122

Total	$603,425	$23,781	$579,644

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2020 and December 31, 2019:

September 30, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$144	$8,922	$33,745	$18,642	$8,783	$1,141	$-	$71,377
Farmland	58	476	10,223	24,514	9,775	657	1,751	-	47,454
Real Estate	-	2,398	42,044	75,825	25,938	4,153	16,233	-	166,591
Multi-Family	-	-	1,085	3,572	1,344	-	-	-	6,001
Commercial Real Estate	-	4,188	34,485	56,839	11,128	22,471	3,453	-	132,564
Home Equity – closed end	-	129	2,586	3,553	1,229	1,241	30	-	8,768
Home Equity – open end	-	1,626	19,126	21,331	3,487	823	642	-	47,035
Commercial & Industrial (Non-Real Estate)	102	1,498	7,586	13,868	65,640	1,156	24	-	89,874
Consumer (excluding dealer)	2	182	3,990	4,099	1,830	10	-	-	10,113
Total	$162	$10,641	$130,047	$237,346	$139,013	$39,294	$23,274	$-	$579,777
	Credit Cards	Dealer Finance
Performing	$2,742	$89,920
Non-performing	2	84
Total	$2,744	$90,004

Note 4. Allowance for Loan Losses, continued

December 31, 2019	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$615	$21,904	$41,693	$8,218	$2,434	$2,267	$-	$77,131
Farmland	60	363	9,479	13,754	2,942	1,188	1,932	-	29,718
Real Estate	-	1,900	48,308	81,371	23,876	5,635	17,177	-	178,267
Multi-Family	-	-	1,327	3,711	153	173	-	-	5,364
Commercial Real Estate	-	2,465	40,227	67,626	14,139	4,397	996	-	129,850
Home Equity – closed end	-	189	2,999	3,816	1,154	1,365	-	-	9,523
Home Equity – open end	17	1,965	17,789	22,705	3,769	1,198	331	-	47,774
Commercial & Industrial (Non-Real Estate)	142	2,042	12,818	15,035	2,877	373	248	-	33,535
Consumer (excluding dealer)	6	170	3,476	4,726	1,729	56	2	-	10,165
Total	$225	$9,709	$158,327	$254,437	$58,857	$16,819	$22,953	$-	$521,327

	Credit Cards	Dealer Finance
Performing	$3,118	$78,529
Non-performing	4	447
Total	$3,122	$78,976

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

Note 4. Allowance for Loan Losses, continued

Grade 7 – Substandard: Loans having well-defined weaknesses where a payment default and or loss is possible, but not yet probable.  Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss. Loans rated substandard and in aggregate relationships of $500,000 or more are reviewed for impairment and a specific reserve is established when needed.

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

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012.The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2020.

 The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2020 and 2019:

	Nine Months Ended		Three Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$606	$553	$202	$184
Interest cost	314	411	105	137
Expected return on plan assets	(55)	(604)	(18)	(201)
Amortization of prior service cost	(9)	(12)	(3)	(4)
Amortization of net loss	166	212	55	71
Net periodic pension cost	$1,022	$560	$341	$187

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

Loans Held for Sale

During the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to begin using fair value accounting for its entire portfolio of originated loans held for sale in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s origin loans held for sale through F&M Mortgage is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company’s portfolio of loans held for sale through F&M Mortgage is classified as Level 2. At December 31, 2019, these loans were carried at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

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

Derivative Asset/Liability – Indexed Certificate of Deposit

The Company’s derivatives, which are associated with the Indexed Certificate of Deposit (ICD) product once offered, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs.This product is no longer offered, however there are a few certificates of deposits that have not matured.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$18,900	$-	$18,900	$-
IRLC	706	-	706	-
U. S. Government sponsored enterprises	6,007	-	6,007	-
Securities issued by States and political subdivisions in the U. S.	17,533	-	17,533	-
Mortgage-backed obligations of federal agencies	76,713	-	76,713	-
Corporate debt securities	6,830	-	6,830	-
Forward sales commitments	10	-	10	-
Assets at Fair Value	$126,699	$-	$126,699	$-

Liabilities:
Derivatives - ICD	$45	$-	$45	$-
Liabilities at Fair Value	$45	$-	$45	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
U. S. Government sponsored enterprises	$1,989	$-	$1,989	$-
Mortgage-backed obligations of federal agencies	319	-	319	-
Other debt securities	2,058	-	2,058	-
Assets at Fair Value	$4,366	$-	$4,366	$-

Derivatives - ICD	$72	$-	$72	$-
Liabilities at Fair Value	$72	$-	$72	$-

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

As of September 30, 2020 and December 31, 2019, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2020	Total	Level 1	Level 2	Level 3

Construction/Land Development	$184	$-	$-	$184
Farmland	1,302	-	-	1,302
Real Estate	8,705	-	-	8,705
Commercial Real Estate	3,275	-	-	3,275
Consumer	-	-	-	-
Home Equity – open end	138	-	-	138
Dealer Finance	139	-	-	139
Impaired loans	$13,743	$-	$-	$13,743

December 31, 2019	Total	Level 1	Level 2	Level 3

Construction/Land Development	$951	-	-	$951
Farmland	1,396	-	-	1,396
Real Estate	9,835	-	-	9,835
Commercial Real Estate	425	-	-	425
Consumer	3	-	-	3
Dealer Finance	129	-	-	129
Impaired loans	$12,739	$-	$-	$12,739

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for September 30, 2020:

	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$13,743	Discounted appraised value	Discount for selling costs and marketability	3%-48% (Average 24.38%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$12,739	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 24.04%)

Assets Held for Sale

Assets held for sale were transferred from bank premises at the lower of cost less accumulated depreciation or fair value at the date of transfer. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the assets held for sale as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset held for sale as nonrecurring Level 3.

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

The following table summarizes the Company’s other real estate owned and assets held for sale that were measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands).

September 30, 2020	Total	Level 1	Level 2	Level 3

Other real estate owned	$166	$-	$-	$166
Assets held for sale	$520	$-	$-	$520

December 31, 2019	Total	Level 1	Level 2	Level 3

Other real estate owned	$1,489	$-	$-	$1,489

The following table presents information about Level 3 Fair Value Measurements for September 30, 2020:

	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$166	Discounted appraised value	Discount for selling costs	.38%-6.67% (Average 4.66%)

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for December 31, 2019:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Other real estate owned	$1,489	Discounted appraised value	Discount for selling costs	5%-10% (Average 8%)

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019.Fair values for September 30, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2020
Assets:
Cash and cash equivalents	$89,150	$89,150	$-	$-	$89,150
Securities	107,208	-	107,208	-	107,208
Loans held for sale	88,039	-	87,915	-	87,915
Loans held for investment, net	661,699	-	-	649,493	649,493
Interest receivable	2,771	-	2,771	-	2,771
Bank owned life insurance	20,496	-	20,496	-	20,496
Total	$969,363	$89,150	$218,390	$649,493	$957,033
Liabilities:
Deposits	$793,536	$-	$672,066	$134,417	$806,483
Long-term debt	106,510	-	-	96,022	96,022
Interest payable	432	-	432	-	432
Total	$900,478	$-	$672,498	$230,439	$902,937

Note 7. Disclosures About Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31,2019 Using

(dollar in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$75,804	$75,804	$-	$-	$75,804
Securities	4,490	-	4,490	-	4,490
Loans held for sale	66,798	-	66,798	-	66,798
Loans held for investment, net	595,035	-	-	580,903	580,903
Interest receivable	2,044	-	2,044	-	2,044
Bank owned life insurance	20,050	-	20,050	-	20,050
Total	$764,221	$75,804	$93,382	$580,903	$750,089
Liabilities:
Deposits	$641,709	$-	$504,522	$139,713	$644,235
Short-term debt	10,000	-	10,000	-	10,000
Long-term debt	53,201	-	-	53,543	53,543
Interest payable	354	-	354	-	354
Total	$705,264	$-	$514,876	$193,256	$708,132

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

During the nine months ended September 30, 2020, there were four loan modifications that were considered to be troubled debt restructurings.Two of these loans was modified during the three months ended September 30, 2020 and two loan modifications considered a troubled debt restructuring were modified during the second quarter of 2020. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	September 30, 2020
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	4	$26	$26
Total	4	$26	$26

Note 8. Troubled Debt Restructuring, continued

On September 30, 2020, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the nine months ended September 30, 2019, there were seven loan modifications that were considered to be troubled debt restructurings. All of the loan modifications that would be considered a troubled debt restructuring were modified during the first quarter of 2019. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Nine months ended September 30, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$192	$192
Home Equity	1	718	718
Commercial and Industrial	1	20	20
Consumer	4	33	33
Total	7	$963	$963

On September 30, 2019, there were three loans restructured in the previous 12 months in default or on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

	September 30, 2019
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	2	$221	$221
Consumer	1	3	3
Total	3	$224	$224

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for September 30, 2020 and 2019:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains, net of tax	174	-	174
Balance at September 30, 2020	$167	$(3,204)	$(3,037)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains, net of tax	91	-	91
Balance at September 30, 2019	$(3)	$(3,875)	$(3,878)

There were no reclassifications adjustment reported on the consolidated statements of income during the three or nine months ended September 30, 2020 or 2019.

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

The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2020 and September 30, 2019.

	Nine Months Ended September 30, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$27,199	$227	$115	$-	$-	$(261)	$27,280
Service charges on deposits	888	-	-	-	-	-	888
Investment services and insurance income	-	-	543	-	-	(18)	525
Mortgage banking income, net	-	4,521	-	-	-	-	4,521
Title insurance income	-	-	-	1,386	-	-	1,386
Other operating income (loss)	1,668	126	-	-	(99)	-	1,695
Total income (loss)	29,755	4,874	658	1,386	(99)	(279)	36,295
Expenses:
Interest Expense	4,419	235	-	-	-	(261)	4,393
Provision for loan losses	3,300	-	-	-	122	-	3,422
Salary and benefit expense	9,623	1,655	231	740	-	-	12,249
Other operating expenses	8,622	691	42	190	32	(18)	9,559
Total expense	25,964	2,581	273	930	154	(279)	29,623
Net income (loss) before taxes	3,791	2,293	385	456	(253)	-	6,672
Income tax expense (benefit)	527	-	59	-	(41)	-	545
Net income (loss)	3,264	2,293	326	456	(212)	-	6,127
Net income attributable to non-controlling interest	-	105	-	-	-	-	105
Net Income (loss) attributable to F & M Bank Corp.	$3,264	$2,188	$326	$456	$(212)	$-	$6,022
Total Assets	$1,019,005	$24,589	$7,911	$4,664	$105,633	$(146,378)	$1,015,424
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three months ended September 30, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,163	$107	$35	$-	$-	$(127)	$9,178
Service charges on deposits	302	-	-	-	-	-	302
Investment services and insurance income	-	-	176	-	-	(9)	167
Mortgage banking income, net	-	1,621	-	-	-	-	1,621
Title insurance income	-	-	-	543	-	-	543
Other operating income (loss)	572	69	-	-	(46)	-	595
Total income (loss)	10,037	1,797	211	543	(46)	(136)	12,406
Expenses:
Interest Expense	1,308	121	-	-	122	(127)	1,424
Provision for loan losses	1,000	-	-	-	-	-	1,000
Salary and benefit expense	3,257	504	73	247	-	-	4,081
Other operating expenses	2,899	339	16	61	17	9)	3,223
Total expense	8,464	964	89	308	139	(136)	9,828
Net income (loss) before taxes	1,573	833	122	235	(185)	-	2,578
Income tax expense	337	-	20	-	15	-	372
Net income (loss)	$1,236	$833	$102	$235	$(200)	$-	$2,206
Net Income (loss) attributable to F & M Bank Corp.	$1,236	$833	$102	$235	$(200)	$-	$2,206

Note 10. Business Segments, continued

	Nine Months Ended September 30, 2019
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$29,200	$120	$120	$-	$-	$(160)	$29,280
Service charges on deposits	1,263	-	-	-	-	-	1,263
Investment services and insurance income	2	-	497	-	-	(12)	487
Mortgage banking income, net	-	2,252	-	-	-	-	2,252
Title insurance income	-	-	-	1,116	-	-	1,116
Other operating income (loss)	1,786	58	-	-	(53)	-	1,791
Total income (loss)	32,251	2,430	617	1,116	(53)	(172)	36,189
Expenses:
Interest Expense	5,046	139	-	-	-	(160)	5,025
Provision for loan losses	6,800	-	-	-	-	-	6,800
Salary and benefit expense	10,156	1,410	221	705	-	-	12,492
Other operating expenses	8,317	527	46	188	40	(12)	9,106
Total expense	30,319	2,076	267	893	40	(172)	33,423
Net income (loss) before taxes	1,932	354	350	223	(93)	-	2,766
Income tax expense (benefit)	(210)	-	51	-	84	-	(75)
Net income (loss)	$2,142	$354	$299	$223	$(177)	$-	$2,841
Net income (loss) attributable to non-controlling interest	-	106	-	54	(54)	-	106
Net Income (loss) attributable to F & M Bank Corp.	$2,142	$248	$299	$169	$(123)	$-	$2,735
Total Assets	$816,130	$12,287	$7,617	$2,913	$90,390	$(116,100)	$813,237
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three Months Ended September 30, 2019
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,945	$52	$45	$-	$-	$(76)	$9,966
Service charges on deposits	460	-	-	-	-	-	460
Investment services and insurance income	-	-	172	-	-	(7)	165
Mortgage banking income, net	-	907	-	-	-	-	907
Title insurance income	-	-	-	434	-	-	434
Other operating income (loss)	678	30	-	-	(29)	-	679
Total income (loss)	11,083	989	217	434	(29)	(83)	12,611
Expenses:
Interest Expense	1,814	63	-	-	-	(76)	1,801
Provision for loan losses	3,750	-	-	-	-	-	3,750
Salary and benefit expense	3,581	491	71	248	-	-	4,391
Other operating expenses	2,825	176	18	64	9	(7)	3,085
Total expense	11,970	730	89	312	9	(83)	13,027
Net income (loss) before taxes	(887)	259	128	122	(38)	-	(416)
Income tax expense (benefit)	(369)	-	18	-	44	-	(307)
Net income (loss)	$(518)	$259	$110	$122	$(82)	$-	$(109)
Net income (loss) attributable to non-controlling interest	-	78	-	29	(29)	-	78
Net Income (loss) attributable to F & M Bank Corp.	$(518)	$181	$110	$93	$(53)	$-	$(187)

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (“FHLB”) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short term debt at September 30, 2020 and $10,000at December 31, 2019.

Long-term Debt

        The Company utilizes the FHLB advance program to fund loan growth and provide liquidity.  The interest rates on long-term debt are fixed at the time of the advance and range from .64% to2.50%; the weighted average interest rate was1.80% at September 30, 2020 and 1.85% at December 31, 2019.  The balance of these obligations at September 30, 2020 and December 31, 2019 was $34,875and $53,197, respectively.  FHLB advances include a $6,000letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The Company utilized the Federal Reserve Paycheck Protection Program Liquidity Facility to fund the Paycheck Protection Program (“PPP”) loans funded in the second quarter.  This funding facility is secured by the PPP loans and interest is set at a fixed rate of .35%.  On September 30, 2020 the balances totaled $59,903; there were no borrowings under this program on December 31, 2019.

Note 11. Debt

Long-term Debt. Continued

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5.0 million in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears.  Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030.  The subordinated notes, net of issuance costs totaled $11,732at September 30, 2020.

VSTitle, LLC had a note payable to purchase vehicles that totaled $4 at December 31, 2019 and was paid off by September 30, 2020.

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

Note 12. Revenue Recognition, continued

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$888	$1,263	$302	$460
Investment Services and Insurance Income	525	487	167	165
Title Insurance Income	1,386	1,116	543	434
ATM and check card fees	1,394	1,276	499	378
Other	476	616	193	334
Noninterest Income (in-scope of Topic 606)	4,669	4,758	1,704	1,771
Noninterest Income (out-of-scope of Topic 606)	4,346	2,151	1,524	874
Total Noninterest Income	$9,015	$6,909	$3,228	$2,645

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Note 13. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.The Company elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $1.03million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)				September 30, 2020
Lease Liabilities				$882
Right-of-use assets				$867
Weighted average remaining lease term				4.35 years
Weighted average discount rate				3.47%
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost (in thousands)
Operating lease cost	$30	$32	$88	$96
Total lease cost	$30	$32	$88	$96

Cash paid for amounts included in the measurement of lease liabilities	$28	$38	$98	$113

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
September 30, 2020
Three months ending December 31, 2020	$26
Twelve months ending December 31, 2021	127
Twelve months ending December 31, 2022	129
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Thereafter	629
Total undiscounted cash flows	$1,096
Discount	214
Lease liabilities	$882

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $18.9 million as of September 30, 2020 of which $18.9million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $3.0 million.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2020, and totaled $706 thousand, with a notional amount of $46.1 million and total positions of 178. The fair value of the IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of “Mortgage banking, net” in the Consolidated Income Statement for the period ended September 30, 2020. The Company’s IRLCs are classified as Level 2. At September 30, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2020, and totaled $10 thousand, with a notional amount of $65.4million and total positions of 269.

Note 15. Subsequent Events

Long-term Debt

On October 30, 2020 the Bank paid off the borrowing facility under the Federal Reserve Paycheck Protection Program Liquidity Facility used by the Bank to fund the PPP loans. As of October 30, the outstanding borrowings under the Paycheck Protection Program Liquidity Facility are $0.

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

The Bank is a full service commercial bank offering a wide range of banking and financial services through its eleven branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers).  TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville,  and Woodstock, Virginia.  VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe. As a result, the state of Virginia issued a stay at home order in March requiring all nonessential businesses to shut down and nonessential workers to stay home. The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are closed and the Company is utilizing drive through windows and courier service to handle transactions, new accounts are opened electronically with limited in person contact for document signing and verification of identification, and lenders are taking applications by appointment with limited in person contact as well.

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans. As of September 30, 2020, there were 717 PPP loans outstanding for a total of $62.6 million through the SBA program, with expected fee income related to these loans of $2.4 million. These fees will be recognized over the life of the associated loans.

The Company initially funded PPP loans through the Federal Reserve’s PPP liquidity facility (“PPPLF”); this facility allows Banks to borrow funds to support the PPP program at a rate of .35%, reduce the leverage ratio reported by the amount of the debt and maintain liquidity for core loan growth and investment opportunities. As of September 30, 2020, the Company had borrowed $59.9 million under the PPPLF program. The Company paid off the PPPLF facility on October 30, 2020.

While the impact of COVID-19 is uncertain at this time, at the end of the quarter data indicated that the economy is in a recession. Many foreign countries and states in the United States continue to be under restriction as far as employment, recreation and gatherings. Unemployment claims remain higher than normal, but less than original estimates.

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. Additional resources have been allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status.

The industries most likely to be affected by COVID-19, which include lodging, food service, assisted living facilities, recreation, multi-family, retail, childcare and education services, have been identified and reviewed. Management determined there is a concentration in low-end budget hotels and as they reopen may have more vacancies than normal. There are also a couple of large recreational facilities that were closed and missed the summer camp season. There were approximately $88 million in closed/restricted businesses that are considered non-essential. Multi-family may struggle with collecting rents from tenants; however, our portfolio has not seen any indication.

As of October 28, 2020, we had executed 1,100 modifications allowing principal and interest deferrals on outstanding loan balances of $84.1 million in connection with the COVID-19 related needs. These modifications, 75% of which were short-term dealer loan modifications, were consistent with regulatory guidance and the CARES Act. As of October 28, 2020, 69 loans remain in deferral with a balance of $16.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COVID-19, continued

The table below shows the impacted industries identified by management, the percent of the loan portfolio and the loan deferrals in those categories as of September 30, 2020:

Loan Category	Loan Balance (in thousands)	Percent of Total Loans Held for Investment	Number of Extensions	Dollar amount of Extension
Construction	$25,611	3.81%	2	$9,327
Land development	9,849	1.46%	1	219
Commercial owner occupied	26,907	4.00%	8	3,465
Commercial owner occupied - office	8,090	1.20%	-	-
Commercial owner occupied - campgrounds	5,258	0.78%	2	3,005
Commercial owner occupied - restaurants	5,657	0.84%	5	2.839
Commercial owner occupied - school	966	0.14%	-	-
Commercial owner occupied - church	5,858	0.87%	1	1,097
Commercial nonowner occupied - other	18,444	2.74%	9	2,537
Commercial hotel/motel	14,584	2.17%	13	12,839
Commercial assisted living	2,641	0.39%	-	-
Commercial nonowner occupied - retail	22,254	3.31%	8	13,169
Consumer - auto, truck, motorcycle	86,868	12.92%	827	8,931
Consumer other	6,951	1.03%	40	212
Poultry Farm	19,170	2.85%	2	64
Raw Farm Land	15,881	2.36%	2	1,345
Multifamily	6,001	0.89%	2	980
Farmland residential	2,243	0.33%	-	-
Municipals	5,363	0.80%	-	-

	$288,596	42.91%	922	$60,029

Based on the Company’s capital levels, conservative underwriting policies, low loan-to-deposit ratio, loan concentration diversification and rural operating environment, management believes that it is well positioned to support its customers and communities and to manage the economic risks and uncertainties associated with COVID-19 pandemic and remain adequately capitalized.

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including as a result of credit deterioration, operational disruptions, decreased demand for products and services, or other reasons. Further, our loan deferral program could delay or make it difficult to identify the extent of current credit quality deterioration during the deferral period. The extent to which the pandemic impacts the Company will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Overview (Dollars in thousands)

Net income for the nine months ended September 30, 2020 was $6,022 or $1.76 per diluted share, compared to $2,735 or $0.78 in the same period in 2019, an increase of 120.18%. This is a $3,287 increase compared to the first nine months of 2019.  During the nine months ended September 30, 2020, noninterest income increased 30.49% and noninterest expense increased 0.97% during the same period.

During the three months ended September 30, 2020, net income (loss) was $2,206 or $0.65 per diluted share, compared to $(187) or $(0.08) in the same period in 2019, an increase of 1,279.68%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

As shown in Table I, the 2020 year to date tax equivalent net interest income decreased $1,483 or 6.10% compared to the same period in 2019.  The tax equivalent adjustment to net interest income totaled $63 for the first nine months of 2020.  The yield on earning assets decreased 1.15%, while the cost of funds decreased .30% compared to the same period in 2019.

The three months ended September 30, 2020 tax equivalent net interest income decreased $409 or 5.00% compared to the same period in 2019.  The tax equivalent adjustment to net interest income totaled $20 for the three months ended September 30, 2020.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet structure, including PPP loans which were at a rate of 1.00% and building an investment portfolio that has an average yield of 1.15%, resulted in the net interest margin decreasing to 3.60% for the nine months ended  September 30, 2020, a decrease of 92 basis points when compared to the same period in 2019.  For the three months ended September 30, 2020, the net interest margin decreased 106 basis points when compared to the same period in 2019.  A schedule of the net interest margin for the three and nine month periods ended September 30, 2020 and 2019 can be found in Table I.

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	September 30, 2020		September 30, 2019
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$26,318	$8,728	$28,745	$9,729
Interest Income - Securities and Other Interest-Earnings Assets	962	450	535	237
Interest Expense – Deposits	3,685	1,074	3,714	1,355
Interest Expense - Other Borrowings	830	350	1,311	446
Total Net Interest Income	22,765	$7,754	24,255	8,165

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	63	21	56	19
Total Tax Benefit on Tax-Exempt Interest Income	63	21	56	19
Tax-Equivalent Net Interest Income	$22,828	$7,775	$24,311	$8,184

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 40.25% of rate sensitive assets and 30.75% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively low rate environment, management has continued to decrease deposit rates. The growth in earning assets and the growth in noninterest bearing accounts has resulted in an increase in the positive GAP position in the one year time period.

The increase in noninterest income of $2,106 for the nine-month period September 30, 2020 compared to the same period in 2019 is due primarily to growth in mortgage banking income ($2,269), and title insurance income ($270).  The increase in noninterest income of $583 for the three months ended September 30, 2020 is primarily due to growth in mortgage banking income ($714).  Increase in mortgage banking income was primarily due to the purchase of noncontrolling interest, increased business due to the low rate environment and recognition of the interest rate lock derivative in second quarter.

Noninterest expense for the nine months ended September 30, 2020 increased $210 as compared to 2019.  Expenses increased in the areas of ATM and card processing ($107), telecommunication and data processing expense ($336) and Bank franchise tax ($80) and were offset by savings in other real estate owned ($64) and legal and professional expense ($129).  For the three months ended September 30, 2020 noninterest expense decreased $72.  Areas of decrease were salary and benefits ($310), bank franchise tax ($21) and occupancy and equipment expense ($19).  Increases in ATM and card processing are due to change in vendor and increased card usage.  Telecommunication and data processing relate to a new lending product, increase in remote processing and increased accounts due to deposit growth and dealer loans.  Bank franchise tax is due to growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00% to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits.  The Company held $73,407 and $66,559 in federal funds sold at September 30, 2020 and December 31, 2019, respectively.   Growth in excess funds is due to strong deposit growth, and the Company is deploying these funds into the investment portfolio during 2020.  Interest bearing bank deposits have increased by $133 since year end.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management.  With the tremendous growth in deposits during the past twelve months, the Company has worked to strategically invest the excess funds in to an investment portfolio.  This has resulted in an increase in the investments available for sale of $102,717.

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

As of September 30, 2020, the fair value of securities available for sale was above their cost by $211. The portfolio is made up of primarily agencies and mortgage backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities.  The average maturity is 4.37 years.  Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of September 30, 2020, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $672,525 increased $69,100 on September 30, 2020 compared to December 31, 2019.  Loan growth was concentrated in the commercial non-real estate (PPP loans), farmland and dealer finance segments of the portfolio.

Loans Held for Sale totaled $88,039 on September 30, 2020, an increase of $21,241 compared to December 31, 2019.  The Northpointe participation loan program as well as F&M mortgage loans are typically subject to seasonal fluctuations, both have experienced tremendous volume since year end with the largest portion being Northpointe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio, continued

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $4,255 on September 30, 2020 compared to $5,729 at December 31, 2019.  The decrease in nonperforming loans from year end is primarily due to one commercial relationship which was refinanced outside of the Company due to the sale of the collateral, another relationship improved and was removed from nonaccrual during the first quarter ($638 thousand) and paydowns on several nonaccrual relationships.  One relationship was added in the second quarter of 2020 totaling $1.0 million. The balance also decreased due to payments received on the loans on nonaccrual basis during the third quarter. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

As of September 30, 2020 and December 31, 2019, the Company held $166 and $1,489 of real estate which was acquired through foreclosure, respectively.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2020	December 31, 2019
Nonaccrual Loans
Real Estate	$830	$1,721
Commercial	2,877	3,036
Home Equity	325	-
Other	64	250
	$4,096	$5,007
Loans past due 90 days or more (excluding nonaccrual)
Real Estate	-	619
Commercial	-	-
Home Equity	142	15
Other	17	88
	159	722
Total Nonperforming loans	$4,255	$5,729

Restructured Loans current and performing:
Real Estate	$2,905	$3,644
Commercial	1,929	1,223
Home Equity	699	716
Other	147	167

Nonperforming loans as a percentage of loans held for investment	.63%	.95%
Net charge offs to total loans held for investment[1]	.17%	.71%
Allowance for loan and lease losses to nonperforming loans	254.43%	146.45%

1 – Annualized for nine month period ended September 30, 2020

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

The allowance for loan losses of $10,826 at September 30, 2020 is equal to 1.61% of loans held for investment, or 1.77% of loans held for investment excluding PPP loans. This compares to an allowance of $8,390 (1.39%) at December 31, 2019. One impaired loan relationship was added in the second quarter totaling $1.0 million and two impaired loan relationships required increased specific reserves during the third quarter due to new appraisals on the underlying collateral. Due to COVID-19, the bank increased the qualitative factor for the economy and concentrations in industries specifically affected by the virus. The bank increased the environmental factor for COVID-19's negative impact on the economy, such as continued government restrictions on businesses, high weekly unemployment filings, and deferred loan payments. Additionally, the bank analyzed the loan portfolio for industries most likely to be affected by COVID-19, such as hotels, restaurants, recreations facilities, assisted living facilities, retail establishments, childcare and education facilities, and multi-family properties. Based on the Bank’s loans in these industry segments, the environmental factor was increased for three segments of the loan portfolio. Past due loans have decreased over $1.4 million since December 31, 2019 and as stated previously, the Company experienced a decrease in nonperforming loans during 2020. However, the full impact of loan payment deferrals will not be known until these borrowers return to their normal scheduled payments. As a result, the Bank recorded a $3,300 provision for loan losses in the first nine months of 2020. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits at September 30, 2020 have increased $151,827 since December 31, 2019.  Noninterest bearing deposits increased $41,967 while interest bearing increased $109,860.  The increase in deposits in the first nine months is due to a focus on deposit growth as an organization, proceeds from PPP loans that are in deposit accounts of the Bank, and general savings of customers due to the economic uncertainty.  The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs.  These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At September 30, 2020 and December 31, 2019 the Company had a total of $506 and $514 in CDARS funding and $41,289 and $25,714 in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (“FHLB”), and short-term fixed rate FHLB borrowings.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale.  As of September 30, 2020, there were no short-term borrowings.

This compared to short-term borrowings of $10,000 at December 31, 2019, all of which were FHLB short term advances. There were no balances in FHLB daily rate credit at September 30, 2020 or December 31, 2019.

Long-term borrowings

Borrowings from the FHLB continue to be an important source of funding.  The Company’s subsidiary bank borrows funds on a fixed rate basis.  These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio.  FHLB long term advances totaled $34,875 and $53,196 on September 30, 2020 and December 31, 2019, respectively.

Borrowings from the Federal Reserve Paycheck Protection Program Liquidity Facility were utilized to fund the PPP loans originated in the second quarter.  The Company’s subsidiary bank borrows funds on a fixed rate basis and secured by PPP loans; the maturity of the borrowings matches the maturity of the PPP loans.  On September 30, 2020, the balances totaled $59,903; there were no borrowings under this program on December 31, 2019.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5.0 million in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears.  Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027.  The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030.  The subordinated notes, net of issuance costs totaled $11,732 at September 30, 2020.

VS Title, LLC had a vehicle loan with a balance of $0 at September 30, 2020 and $4 at December 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At September 30, 2020, the Bank had Common Equity Tier I capital of 12.51% of risked weighted assets, Tier I capital of 12.51% of risk weighted assets and combined Tier I and II capital of 13.76% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2019, the Bank had Common Equity Tier I capital of 13.30% of risk weighted assets, Tier I capital of 13.30% of risk weighted assets and combined Tier I and II capital of 14.55% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At September 30, 2020, the Bank reported a leverage ratio of 9.49%, compared to 10.89% at December 31, 2019. The Bank's leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 5.76% at September 30, 2020 and 6.55% at December 31, 2019. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservation buffer was fully phased in on January 1, 2019 at 2.5%.

Community Bank Leverage Ratio

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was made available for banks to use beginning in their March 31, 2020, Call Report; to date, the Company has elected not to adopt the CBLR framework.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, continued

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution, with Zions Bank and Pacific Coast Bankers Bank.  The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Additionally, the Bank can utilize the Federal Reserve Paycheck Protection Program Loan Facility or the Federal Reserve Discount Window.

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

As of September 30, 2020, the Company had a cumulative Gap Rate Sensitivity Ratio of 17.76% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

                A summary of asset and liability repricing opportunities is shown in Table II.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.    The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set-up stage with expectations of running parallel in 2021. All data has been archived under the current model.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

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

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date   The rule change excludes from the definition of “accelerated filer” entities with public float of less than $700 million and less than $100 million in annual revenues.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Newly Issued Accounting Standards, continued

For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Bank/Company does not expect the adoption of ASU 2020-08 to have a material impact on its (consolidated) financial statements.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020			September 30, 2019
		Income/	Average		Income/	Average		Income/	Average		Income/	Average
Average	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates
Interest income
Loans held for investment[1,2]	$651,111	$25,391	5.21%	$643,451	$27,405	5.69%	$684,849	$8,361	4.86%	$638,240	$9,173	5.70%
Loans held for sale	45,678	977	2.86%	52,706	1,397	3.54%	56,302	384	2.71%	63,102	574	3.61%
Federal funds sold	105,652	333	0.42%	9,579	155	2.16%	88,195	15	0.07%	21,152	112	2.10%
Interest bearing deposits	1,080	3	0.37%	1,816	29	2.14%	1,177	1	0.34%	3,755	20	2.11%
Investments
Taxable [3]	40,587	578	1.90%	11,225	348	4.14%	92,364	401	1.73%	13,672	105	3.05%
Partially taxable	125	2	2.13%	124	2	2.16%	125	1	3.18%	124	1	3.20%
Tax exempt	3,134	59	2.51%	-	-	-	6,279	36	2.28%	-	-	-
Total earning assets	$847,367	$27,343	4.31%	$718,901	$29,336	5.46%	$929,291	$9,199	3.94%	$740,045	$9,985	5.35%
Interest Expense
Demand deposits	102,902	224	0.29%	183,852	150	.11%	111,832	90	0.32%	198,332	49	.10%
Savings	287,730	1,779	0.83%	106,873	1,766	2.21%	315,354	469	0.59%	103,354	684	2.63%
Time deposits	132,349	1,682	1.70%	149,231	1,798	1.61%	127,937	515	1.60%	144,795	622	1.70%
Short-term debt	2,372	41	2.31%	32,361	607	2.51%	-	-	-	31,196	189	2.39%
Long-term debt	81,881	789	1.29%	48,086	704	1.96%	102,878	350	1.35%	56,966	257	1.80%
Total interest bearing liabilities	$607,234	$4,515	0.99%	$520,403	$5,025	1.29%	$658,001	$1,424	0.86%	$534,643	$1,801	1.34%

Tax equivalent net interest income		$22,828			$24,311			$7,775			$8,184

Net interest margin			3.60%			4.52%			3.33%			4.39%

_________

[1]	Interest income on loans includes loan fees.
[2]	Loans held for investment include nonaccrual loans.
[3]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.

Interest Sensitivity Analysis

September 30, 2020

(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$65,492	$15,352	$149,430	$45,600	$-	$275,874
Installment	2,016	1,379	74,649	22,092	-	100,136
Real estate loans for investments	86,799	42,744	141,925	22,303	-	293,771
Loans held for sale	88,039	-	-	-	-	88,039
Credit cards	2,744	-	-	-	-	2,744
Interest bearing bank deposits	73,407	-	-	-	-	73,407
Federal funds sold	1,259	-	-	-	-	1,259
Investment securities	-	125	15,028	92,055	-	107,208
Total	319,756	59,600	381,032	182,050	-	942,438

Sources of funds
Interest bearing demand deposits	-	23,122	69,368	23,122	-	115,612
Savings deposits	-	133,634	179,033	22,697	-	335,364
Certificates of deposit	9,154	39,917	81,724	1,083	-	131,878
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	1,107	5,072	78,224	22,107	-	106,510
Total	10,261	201,745	408,349	69,009	-	689,364

Discrete Gap	309,495	(142,145)	(27,317)	113,041	-	253,074

Cumulative Gap	$309,495	$167,350	$140,033	$253,074	$253,074

Ratio of Cumulative Gap to Total Earning Assets	32.84%	17.76%	14.86%	26.85%	26.85%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2020. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

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

Item 4. Controls and Procedures

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2020. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2020. Management’s assessment concluded that there was no material weakness within the Company’s internal control structure as of September 30, 2020.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonable likely to material affect, on the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.	Risk Factors	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a) Exhibits

4.1	Form of 2027 Subordinated Note (included as Exhibit 4.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).

4.2	Form of 2030 Subordinated Note (included as Exhibit 4.2 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).

10.1	Form of Subordinated Note Purchase Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer Executive Vice President and Chief Financial Officer

November 09, 2020

