Form 10-K
period 2020-12-31
F&M BANK CORP
filed 2021-03-18
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2020

Commission file number: 0-13273

F&M BANK CORP
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 2,890,404 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2020 was approximately $55,062,203 based on the closing sales price of $19.05 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 14, 2021, there were 3,204,024 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2021 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and a majority interest in VSTitle, LLC (“VST”). VBS Mortgage, LLC ( “F&M Mortgage”), TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank.

The Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993. F&M Mortgage was incorporated on May 11, 1999. The Bank purchased a majority interest in F&M Mortgage on November 3, 2008 and the remaining minority interest on April 30, 2020. The Company purchased a majority interest in VST on January 1, 2017; F&M Mortgage, owned entirely by the Bank, owns the remaining minority interest in VST.

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re‑insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS was organized to write title insurance but now provides brokerage services, commercial and personal lines of insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville, Virginia. VST provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville and Charlottesville, Virginia.

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

Employees

On December 31, 2020, the Bank had 151 full-time and part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision

General. The operations of the Company and the Bank are subject to federal and state statutes, which apply to bank holding companies, financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). These include, but are not limited to, the filing of annual, quarterly, and other current reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Company believes it is in compliance with SEC and other rules and regulations implemented pursuant to Sarbanes-Oxley and intends to comply with any applicable rules and regulations implemented in the future.

The Company, as a bank holding company and a financial holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “Act”) and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires the Company to secure the prior approval of the Federal Reserve Board before the Company acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

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

The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve Board determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include but are not limited to securities underwriting and dealing, insurance underwriting, and making merchant banking investments. Since 1994, the Company has entered into agreements with the Virginia Community Development Corporation to purchase equity positions in several Low-Income Housing Funds; these funds provide housing for low-income individuals throughout Virginia. Approval of the Federal Reserve Board is necessary to engage in certain of the activities described above or to acquire interests in companies engaging in these activities.

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

Capital Requirements. Effective January 1, 2015, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) adopted a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements currently applicable to the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective on January 1, 2019, resulted in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2020, were 13.55% and 9.93%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators in 2019 jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The community bank leverage ratio rules were modified in response to COVID-19. See Coronavirus Aid, Relief and Economic Security Act that follows.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Source of Strength. Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the Federal Deposit Insurance Act, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

Anti-Money Laundering Laws and Regulations. The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020. The Anti-Money Laundering Act of 2020, the most sweeping anti-money laundering legislation in 20 years, requires various federal agencies to promulgate regulations implementing a number of its provisions.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Community Reinvestment Act. The requirements of the Community Reinvestment Act (“CRA”) are also applicable to the Bank. The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community needs currently are evaluated as

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank was rated “satisfactory” in the most recent CRA evaluation.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

To date, the Bank has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its customers.

Privacy Laws. Several laws and regulations issued by federal banking agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Coronavirus Aid, Relief, and Economic Security Act. In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•	Community Bank Leverage Ratio. The CARES Act directs federal bank regulators to adopt interim final rules to lower the threshold under the community bank leverage ratio from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulators issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the community bank leverage ratio framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% community bank leverage ratio requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% community bank leverage ratio requirement to a 9% community bank leverage ratio requirement. It establishes a minimum community bank leverage ratio of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable community bank leverage ratio requirement.

•	Temporary Troubled Debt Restructurings (“TDR”) Relief. The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•	Small Business Administration (“SBA”) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, including the Bank, that process loan applications and service the loans.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. With the incoming Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.

Forward-Looking Statements

Certain information contained in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements are subject to known and unknown risks including, but not limited to:

•	The effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company’s employees, customers, credit quality, and financial performance;
•	Changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, declines in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
•	The strength of the economy in our target market area, as well as general economic, market, or business conditions;
•	An insufficient allowance for loan losses as a result of inaccurate assumptions;
•	Our ability to maintain our “well-capitalized” regulatory status;
•	Changes in the interest rates affecting our deposits and our loans;
•	Changes in our competitive position, competitive actions by other financial institutions, financial technology forms and others and the competitive nature of the financial services industry and our ability to compete effectively in our banking markets;
•	Our ability to manage growth;
•	Our potential growth, including our entrance or expansion into new markets, the need for sufficient capital to support that growth, difficulties or disruptions expanding into new markets or integrating the operations of acquired branches or business, and the inability to obtain the expected benefits of such growth;
•	Our exposure to operational risk;
•	Our ability to raise capital as needed by our business;
•	Changes in laws, regulations and the policies of federal or state regulators and agencies;
•	Other circumstances, many of which are beyond our control; and
•	Other factors identified in reports the Company files with the SEC from time to time.

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

PART I, continued

Item 1. Business, continued

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2020 and 2019:

Period	Class of Service	Percentage of Total Revenues
December 31, 2020	Interest and fees on loans held for investment	69.62%
December 31, 2019	Interest and fees on loans held for investment	73.75%

Executive Officers of the Company

Mark C. Hanna, 52, has served as President/CEO of the Bank since July 1, 2018. Prior to that he served as President since December 2017. Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 through November 2014.

Carrie A. Comer, 51, has served as Executive Vice President and Chief Financial Officer of the Bank and the Company since March 1, 2018. Prior to that she served as Senior Vice President/Chief Financial Officer of the Company and Bank since June 2013. Ms. Comer served as Vice President/Controller of the Bank from March 2009 to June 2013. From December 2005 to March 2009, Ms. Comer served as Assistant Vice President/Controller of F&M Bank.

Stephanie E. Shillingburg, 59, has served as Executive Vice President/Chief Banking Officer of the Bank and the Company since July 2016, Executive Vice President/Chief Retail Officer from June 2013 until July 2016 and Senior Vice President/Branch Administrator from February 2005 until June 2013. She also served as Vice President/Branch Administrator from March 2003 until February 2005 and as Branch Manager of the Edinburg Branch from February 2001 until March 2003.

Barton E. Black, 50, has served as the Executive Vice President and Chief Operating Officer of the Bank and the Company since June 16, 2020. Prior to that he served as Executive Vice President and Chief Strategy & Risk Officer since March 1, 2019. Prior to joining the company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

F. Garth Knight, 38, has served as Executive Vice President and Chief Lending Officer since June of 2020. Prior to joining F&M Bank, he spent 15 years at Wells Fargo Bank serving as Vice President and Business Acquisition Manager for Mid-Atlantic and Greater Philadelphia from May 2017 until May of 2020, Vice President and Business Banking Manager for North and South Carolina from September of 2010 to May of 2017, and Retail Market Leader from June 2005 to September 2010.

Paul E. Eberly, 38, has served as Executive Vice President/Chief Credit Officer since September 2020, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020. He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019. Mr. Eberly has been in the banking and finance industry since 2005.

Kevin Russell, 43, has served as the Executive Vice President and President of Mortgage, Title and Financial Services at the Bank and the Company since June 16, 2020. Prior to that he served as the President of F&M Mortgage since 2000.

Aubrey Michael (Mike) Wilkerson, 63, joined F&M Bank on January 4, 2021. He serves as the Chief Strategy Officer and Northern Shenandoah Valley Market Executive. Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982. Mr. Wilkerson’s 39 years in banking includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions. From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland & Washington DC at Wachovia. Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

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

With the exception of Dealer Finance Division, and the North Augusta Branch, the remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations. The Woodstock office of F&M Mortgage is leased from F&M Bank. All offices of VST are leased.

Through an agreement with FCTI, Inc., the Bank also operates cash only ATMs at four Food Lion grocery stores, one in Mt. Jackson, Virginia and three in Harrisonburg, Virginia.

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

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2015, and the reinvestment of dividends.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
F & M Bank Corp.	100.00	118.52	155.35	145.68	145.82	121.39
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank Index	100.00	126.35	149.21	124.00	167.93	145.49

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Dividends

Dividends to common shareholders totaled $3,328 and $3,272 in 2020 and 2019, respectively. For 2020, the regular dividends totaled $1.04 per share. Preferred stock dividends were $263 and $315 in 2020 and 2019, respectively. Regular quarterly dividends have been declared for at least 27 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 39.10% in 2020 compared to 77.27% in 2019.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases and Holders

On October 20, 2016, the Company’s Board of Directors approved a plan to repurchase up to 150,000 shares of common stock. Shares repurchased through the end of 2020 totaled 150,000 shares; of this amount, 18,472 were repurchased in first quarter 2020 at an average price of $25.64 per share. This share repurchase plan has not been modified or extended.

The number of common shareholders was approximately 2,182 as of March 16, 2021. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

PART II, continued

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2020	2019	2018[7]	2017[7]	2016[6]
Income Statement Data:
Interest and Dividend Income	$36,792	$38,210	$36,377	$33,719	$32,150
Interest Expense	5,728	6,818	4,832	3,897	3,599
Net Interest Income	31,064	31,392	31,545	29,822	28,551
Provision for Loan Losses	3,300	7,405	2,930	-	-
Net Interest Income After Provision for Loan Losses	27,764	23,987	28,615	29,822	28,551
Noninterest Income[6]	13,103	10,759	8,770	8,517	6,313
Low income housing partnership losses	(893)	(839)	(767)	(625)	(731)
Noninterest Expenses[6]	29,939	29,518	26,744	24,719	21,272
Income before income taxes	10,035	4,389	9,874	12,995	12,861
Income Tax Expense (Benefit)	1,142	(250)	1,041	4,202	3,099
Net income attributable to noncontrolling interest	(105)	(130)	(10)	(31)	(194)
Net Income attributable to F & M Bank Corp.	$8.788	$4,509	$8,823	$8,762	$9,568
Per Common Share Data:
Net Income – basic	$2.66	$1.32	$2.60	$2.68	$2.77
Net Income - diluted	2.56	1.30	2.45	2.41	2.57
Dividends Declared	1.04	1.02	1.20	.94	.80
Book Value per Common Share	28.43	27.11	26.68	25.65	24.18
Balance Sheet Data:
Assets	$966,930	$813,999	$779,743	$752,894	$744,889
Loans Held for Investment	661,329	603,425	638,799	616,974	591,636
Loans Held for Sale	58,679	66,798	55,910	39,775	62,735
Securities	117,898	18,015	21,844	41,243	39,475
Deposits	818,582	641,709	591,325	569,177	537,085
Short-Term Debt	-	10,000	40,116	25,296	40,000
Long-Term Debt	33,202	53,201	40,218	49,733	64,237
Stockholders’ Equity	95,629	91,575	91,401	91,027	86,682
Average Common Shares Outstanding – basic	3,200	3,189	3,238	3,270	3,282
Average Common Shares Outstanding – diluted	3,429	3,460	3,596	3,632	3,717
Financial Ratios:
Return on Average Assets[1]	0.95%	0.57%	1.15%	1.17%	1.34%
Return on Average Equity[1]	9.46%	4.93%	9.67%	9.89%	11.18%
Net Interest Margin	3.61%	4.33%	4.65%	4.48%	4.34%
Efficiency Ratio [2]	67.51%	69.03%	66.04%	64.27%	60.78%
Dividend Payout Ratio - Common	39.10%	77.27%	46.15%	35.07%	28.88%
Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	10.51%	11.48%	11.90%	12.10%	11.97%
Allowance for Loan Losses to Loans[3]	1.58%	1.39%	0.82%	0.98%	1.27%
Nonperforming Loans to Total Assets[4]	0.68%	0.70%	1.31%	0.94%	0.65%
Nonperforming Assets to Total Assets[5]	0.68%	0.89%	1.62%	1.21%	0.94%
Net Charge-offs to Total Loans[3]	0.18%	0.71%	0.58%	0.24%	0.21%

[1]	Ratios are primarily based on daily average balances.
[2]	The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions and LIH Partnership losses. Noninterest expense excludes amortization of intangibles.
[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
[4]	Calculated based on 90 day past due and non-accrual to Total Assets.
[5]	Calculated based on 90 day past due, non-accrual and OREO to Total Assets.
[6]	Data for 2016 does not reflect the reclassification of F&M Mortgage to report gross income/expense rather than net
[7]	The 2018 and 2017 financial information has been adjusted to reflect the correction of a prior periods error.

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

Lending Activities

Credit Policies

The principal risk associated with each of the segments of loans in our portfolio is the creditworthiness of our borrowers. Within each segment, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, our loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

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

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. The residential construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The land acquisition and development loans are secured by the land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.

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

Commercial & Industry – Non-Real Estate

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

Residential Mortgage Lending

The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan to value limits generally ranging between 80 and 90% depending on the age of the property, borrower’s income and credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every three to five years, based on amortization periods of twenty to thirty years.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary F&M Mortgage. These loans are funded by F&M Mortgage utilizing a line of credit at the Bank until sold to investors in the secondary market. Similarly, the Bank also has a relationship with Northpointe Bank in Grand Rapids, MI whereby it purchases fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market. These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days. The Bank began its relationship with Northpointe Bank in 2014 and had a similar program with a prior bank since 2003. This relationship allows the Bank to achieve a higher rate of return than is available on other short-term investment opportunities. F&M Bank does not share in the gains on sale of loans for the Northpointe participation and only earns interest during the holding period.

Dealer Finance Division

In September 2012, the Bank started a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division was originally staffed with three officers that have extensive experience in Dealer Finance. Based on the strong growth of this division the staff has been increased to seven employees. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately sixty-nine dealers have signed contracts to originate loans on behalf of the Bank. As of year end 2020, the division had total loans outstanding of $91,861.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either ASC 450 or ASC 310. Management’s estimate of each ASC 450 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; economic conditions, borrower and industry concentrations; changes in the experience and depths of lending management and staff; effects of any concentrations of credit; the findings of internal credit quality assessments, results from external bank regulatory examinations and third-party loan reviewer. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Allowance for Loan Losses, continued

Allowances for loan losses are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances, if required, are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades and on all troubled debt restructurings. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions change or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

Pension Obligations

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe. As a result, the state of Virginia issued a stay at home order in March 2020 requiring all nonessential businesses to shut down and nonessential workers to stay home. The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are closed and the Company is utilizing drive through windows and courier service to handle transactions, new accounts are opened electronically with limited in person contact for document signing and verification of identification, and lenders are taking applications by appointment with limited in person contact as well.

The SBA implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans. As of December 31, 2020, there were 451 PPP loans outstanding for a total of $34,907 through the SBA program, with unamortized fee income related to these loans of $946. These fees will be recognized over the life of the associated loans. On January 19, 2021 the SBA began accepting application for the second round of PPP loans. As of February 28, 2021, the bank has originated 199 second round PPP loans totaling $17,927.

The Company initially funded PPP loans through the Federal Reserve’s PPP liquidity facility (“PPPLF”); this facility allows Banks to borrow funds to support the PPP program at a rate of .35%, reduce the leverage ratio reported by the amount of the debt and maintain liquidity for core loan growth and investment opportunities. As of September 30, 2020, the Company had borrowed $59,903 under the PPPLF program. The Company paid off the PPPLF facility on October 30, 2020.

While the full impact of COVID-19 remains uncertain at this time, end of the year data indicated that the economy is in a recession. Many foreign countries and states in the United States continue to be under restriction as far as employment, recreation and gatherings. Unemployment claims remain higher than normal, but less than original estimates.

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. Additional resources have been allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status.

The industries most likely to be affected by COVID-19, which include lodging, food service, assisted living facilities, recreation, multi-family, retail, childcare and education services, have been identified and reviewed. Management determined there is a concentration in low-end budget hotels and as they reopen may have more vacancies than normal. There are also a couple of large recreational facilities that were closed and missed the summer camp season. There were approximately $89,076 in closed/restricted businesses that are considered non-essential. Multi-family may struggle with collecting rents from tenants; however, our portfolio has not seen any indication.

As of February 9, 2021, we had executed 1,250 modifications allowing principal and interest deferrals on outstanding loan balances of $88,632 in connection with the COVID-19 related needs. These modifications, 75% of which were short-term dealer loan modifications, were consistent with regulatory guidance and/or the CARES Act. As of February 28, 2021, 70 loans remain in deferral with a balance of $9,339, 741 modified loans are current on their payment, 197 have paid off, 43 have charged off, 6 are matured, 6 are on non-accrual and 194 are past due.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

COVID-19, continued

The table below shows the impacted industries identified by management, the percent of the loan portfolio and the loan deferrals in those categories as of December 31, 2020:

Loan Category	Loan Balance (in thousands)	Percent of Total Loans Held for Investment	Number of Loans Extended	Loan Balance of Extended Loans
Construction	$19,019	2.88%	1	$8,260
Land development	8,767	1.33%	1	-
Commercial owner occupied	33,973	5.14%	4	7,347
Commercial owner occupied - office	6,700	1.01%	-	-
Commercial owner occupied - campgrounds	5,208	0.79%	4	4,015
Commercial owner occupied - restaurants	5,028	0.76%	8	5,440
Commercial owner occupied - school	960	0.15%	-	-
Commercial owner occupied - church	5,389	0.81%	1	1,071
Commercial nonowner occupied - other	23,609	3.57%	9	2,532
Commercial hotel/motel	14,279	2.16%	13	12,722
Commercial assisted living	2,625	0.40%	-	-
Commercial nonowner occupied - retail	22,156	3.35%	9	13,261
Consumer - auto, truck, motorcycle (1)	88,484	13.38%	946	9,710
Consumer other	6,497	0.98%	41	159
Poultry Farm	21,853	3.30%	3	296
Raw Farm Land	17,163	2.60%	2	1,340
Multifamily	5,918	0.89%	2	975
Farmland residential	2,222	0.34%	-	-
Municipals	7,747	1.17%	-	-

	$297,596	45.00%	1,044	$67,127

(1) Includes dealer finance

Based on the Company’s capital levels, current underwriting policies, low loan-to-deposit ratio, loan concentration diversification and rural operating environment, management believes that it is well positioned to support its customers and communities and to manage the economic risks and uncertainties associated with COVID-19 pandemic and remain adequately capitalized.

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

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Overview

The Company’s net income for 2020 totaled $8,788 or $2.66 per common share (basic), an increase of 95% from $4,509 or $1.32 a share (basic) in 2019. Return on average equity increased in 2020 to 9.39% versus 4.93% in 2019, and the return on average assets increased from .57% in 2019 to .99% in 2020. The Company’s net income per share (dilutive) totaled $2.56 in 2020, an increase from $1.30 in 2019.

Changes in Net Income per Common Share (Basic)

	2020	2019
	to 2019	to 2018

Prior Year Net Income Per Common Share (Basic)	$1.32	$2.60
Change from differences in:
Net interest income	(0.10)	(0.05)
Provision for loan losses	1.28	(1.40)
Noninterest income, excluding securities gains	0.72	0.56
Noninterest expenses	(0.13)	(0.87)
Income taxes	(0.44)	0.40
Effect of preferred stock dividend	0.02	0.03
Change in average shares outstanding	(.01)	0.05
Total Change	1.34	(1.28)
Net Income Per Common Share (Basic)	$2.66	$1.32

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income decreased 1.04% from 2019 to 2020 following a decrease of 0.49% from 2018 to 2019. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest-bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax equivalent net interest income for 2020 was $31,154 representing a decrease of $312 or 0.99% over the prior year. A 0.51% decrease in 2019 versus 2018 resulted in total tax equivalent net interest income of $31,466.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax equivalent net interest income. For a reconciliation of tax equivalent net interest income to GAAP measures, see the accompanying table.

Tax equivalent income on earning assets decreased $1,402 in 2020 compared to 2019. Loans held for investment, expressed as a percentage of total earning assets, decreased in 2020 to 76.37% as compared to 87.41% in 2019. During 2020, yields on earning assets decreased 100 basis points (BP) and the average cost of interest-bearing liabilities decreased 36BP. Both are a result of the declining interest rate environment experienced in 2020.

PART II, Continued

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements: (Dollars in thousands).	2020	2019

Interest Income – Loans	$35,411	$37,348
Interest Income - Securities and Other Interest-Earnings Assets	1,381	862
Interest Expense – Deposits	4,615	5,170
Interest Expense - Other Borrowings	1,113	1,648
Total Net Interest Income	31,064	31,392

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	90	74
Total Tax Benefit on Tax-Exempt Interest Income	90	74
Tax-Equivalent Net Interest Income	$31,154	$31,466

Interest Income

Tax equivalent interest income decreased $312 or 0.99% in 2020, after decreasing 0.51% or $160 in 2019. Overall, the yield on earning assets decreased 1.00%, from 5.27% to 4.27%. Average loans held for investment increased during 2020, with average loans outstanding increasing $23,999 to $659,109. Average real estate loans decreased 5.38%, commercial loans increased 29.07%, primarily due to PPP loans with an average yield of 1%. Consumer installment loans decreased 9.99% on average. The decrease in tax equivalent net interest income is due primarily to the decrease in deposit cost, in spite a of 20.39% growth in average interest-bearing deposits.

Interest Expense

Interest expense decreased $1,090 or 15.99% during 2020. The average cost of funds of 0.94% decreased 36BP compared to 2019, which followed an increase of 28BP in 2019. Average interest-bearing liabilities increased $86,952 or 16.60% in 2020. Changes in the cost of funds attributable to rate and volume variances are in a following table.

The analysis on the next page reveals a decrease in the net interest margin to 3.61% in 2020 from 4.33% in 2019, due to changes in balance sheet mix during the year and decreases in interest rates in earning assets and interest-bearing liabilities.

PART II, Continued

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

 Consolidated Average Balances, Yields and Rates1

	2020			2019
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[2]
Commercial	$238,722	$11,165	4.68%	$184,954	$10,145	5.49%
Real estate	312,092	15,893	5.09%	329,825	17,810	5.40%
Consumer	108,295	7,124	6.58%	120,321	7,614	6.33%

Loans held for investment[4]	659,109	34,182	5.19%	635,110	35,569	5.60%
Loans held for sale	45,784	1,298	2.84%	58,307	1,853	3.18%

Investment securities[3]
Fully taxable	60,700	1,051	1.73%	13,290	492	3.70%
Partially taxable	125	2	1.60%	124	3	2.42%

Total investment securities	60,825	1,053	1.73%	13,414	495	3.69%

Interest bearing deposits in banks	1,227	3	0.24%	1,610	33	2.05%
Federal funds sold	96,127	346	0.36%	18,145	334	1.84%
Total Earning Assets	863,072	36,882	4.27%	726,586	38,284	5.27%

Allowance for loan losses	(9,433)			(6,815)
Nonearning assets	67,645			77,100
Total Assets	$921,284			$796,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$107,961	$292	0.27%	$89,823	$212	0.24%
Savings	296,403	2,190	0.74%	208,551	2,539	1.22%
Time deposits	132,081	2,133	1.61%	147,107	2,418	1.64%

Total interest-bearing deposits	536,445	4,615	0.86%	445,581	5,170	1.16%

Short‑term debt	1,776	41	2.31%	27,684	688	2.49%
Long-term debt	72,392	1,072	1.48%	50,496	960	1.90%

Total interest-bearing liabilities	610,613	5,728	0.94%	523,661	6,818	1.30%

Noninterest bearing deposits	203,312			165,731
Other liabilities	14,484			15,991

Total liabilities	828,409			705,383
Stockholders’ equity	92,875			91,488

Total liabilities and stockholders’ equity	$921,284			$796,871

Net interest earnings		$31,154			$31,466

Net yield on interest earning assets (NIM)			3.61%			4.33%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21%.
[2]	Interest income on loans includes loan fees.
[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
[4]	Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table illustrates the effect of changes in volumes and rates.

	2020 Compared to 2019
	Increase (Decrease)
	Due to Change		Increase
	in Average:		Or
	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$1,344	$(2,731)	$(1,387)
Loans held for sale	(398)	(157)	(555)
Investment securities
Fully taxable	1,754	(1,195)	559
Partially taxable	-	(1)	(1)

Interest bearing deposits in banks	(8)	(22)	(30)
Federal funds sold	1,435	(1,423)	12
Total Interest Income	4,127	(5,529)	(1,402)

Interest expense
Deposits
Demand - interest bearing	44	36	80
Savings	1,072	(1,421)	(349)
Time deposits	2,369	(2,654)	(285)

Short-term debt	(645)	(2)	(647)
Long-term debt	416	(305)	111
Total Interest Expense	3,256	(4,346)	(1,090)
Net Interest Income	$871	$(1,183)	$(312)

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

Noninterest income increased 23.08% or $2,290, in 2020. The 2020 increase is due to primarily to growth in the gross revenue of F&M Mortgage. The Company also experienced growth in VST Title, F & M Financial Services, as well as increased volumes in ATM and check card fees.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Noninterest Expense

Noninterest expenses increased from $29,518 in 2019 to $29,939 in 2020, a 1.43% increase. Areas of increase include FDIC insurance due to the expiration of credits, telecommunication and data processing, and other operating expenses, which increased primarily due to prepayment costs of FHLB advances. These growing expense areas were offset by a decrease in salary and benefits of 3.89% or $16,484 in 2020, and other real estate owned, net of $170. The salary and benefits decrease was the result lower pension settlement costs and severance packages expensed during the year 2019 that were not repeated in 2020, and an increased effort to dispose of other real estate owned properties. Total noninterest expense as a percentage of average assets totaled 3.36% and 3.70% in 2020 and 2019, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) were 2.60% for 2020 and 2.81% for 2019.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated and third-party loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. During 2020, the Company increased environmental factors for the economy and concentrations in industries specifically impacted by the COVID-19 pandemic. This is reflective of the negative effect on the economy from continued government restrictions on businesses, higher than normal weekly unemployment claims and deferred loan payments. Additionally, the Company has continued to analyze the loan portfolio for industries most likely to be affected by COVID-19 such as hotels, restaurants, recreations facilities, assisted living facilities, retail establishments, childcare and education facilities, and multi-family properties. Based on loans in these industry segments, the environmental factor was increased for five segments of the loan portfolio. Past due loans have remained at 2019 levels, while nonperforming loans and classified loans have increased. In addition, the full impact of loan payment deferrals will not be known until these borrowers return to their normal scheduled payments.

Based on the factors outlined above, the current year provision for loan losses totaled $3,300 compared to $7,405 for 2019. During 2019, Management made a concerted effort to reduce nonperforming loans, including through charge-off of loan balances after disposal. This led to an increased provision in 2019. Net charge offs decreased from $4,255 in 2019 to $1,215 in 2020. Net charge-offs as a percentage of loans held for investment totaled 0.18% and 0.71% in 2020 and 2019, respectively. The dealer finance charge-off percentage is the largest category at 0.12% of loans held for investment. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were 0.08% in 2020 and 0.09% in 2019. The Bank anticipates losses will remain above peer due to the Dealer Finance Division, however losses in this segment are closely monitored, and due to payment deferrals, have declined in 2020.

The current levels of the allowance for loan losses reflect net charge-off activity and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. Management will continue to monitor nonperforming, adversely classified and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Balance Sheet

Total assets increased 18.79% during the year to $966,930, an increase of $152,931 from $813,999 in 2019. Cash and cash equivalents increased $2,604, the AFS security portfolio grew $102,533, net loans held for investment increased $55,819, and loans held for sale declined $8,119. Average earning assets increased 18.78% to $863,072 at December 31, 2020. The increase in earning assets is due largely to the growth in the loans held for investment, investment securities and federal funds sold. Deposits grew $176,873 and liabilities decreased $27,996 in 2020. Short term debt and FHLB advances declined due to regular scheduled payments and prepayments, while the bank increased long-term debt with the issuance of subordinated debt. Average interest-bearing deposits increased $90,864 for 2020 or 20.39%, with increases in interest-bearing demand accounts and savings while time deposits declined. The Company continues to utilize its assets well, with 93.68% of average assets consisting of earning assets.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

In January 2021, the Bank entered into an agreement to purchase the operations of a branch office in Waynesboro, Virginia from Carter Bankshares, Inc. The branch purchase is expected to add approximately $13,500 of deposits. No loans are included in the transaction. Subject to regulatory approvals and the satisfaction of customary closing conditions, the transaction is expected to close early in the second quarter of 2021.

Investment Securities

Due to the deposit growth initiatives implemented in recent years and the COVID-19 pandemic, management has invested excess funds into securities during 2020. Total securities increased $99,883 or 554.44% in 2020 to $117,898 at December 31, 2020 from $18,015 at December 31, 2019. Average balances in investment securities increased 353.44% in 2020 to $60,825. At year end, 7.05% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 1.73% for 2020, compared to 3.69% in 2019; this is due to the overall market declines in 2020.

There were no Other Than Temporary Impairments (OTTI) write-downs in 2020 or 2019. There were no realized security gains or losses on sale of securities in 2020 or 2019.

The composition of securities at December 31 was:

(Dollars in thousands)	2020	2019
Available for Sale[1]
U.S. Government Sponsored Enterprises	$6,047	$1,989
Securities issued by States & political subdivisions of the U.S.	17,692	-
Mortgage-backed obligations of federal agencies[2]	73,771	319
Corporate debt securities	9,389	2,058
Total	106,899	4,366

Held to Maturity
U.S. Treasury and Agency	125	124
Total	125	124

Other Equity Investments	10,874	13,525
Total Securities	$117,898	$18,015

[1]	At estimated fair value. See Note 4 to the Consolidated Financial Statements for amortized cost.
[2]	Issued by a U.S. Government Agency or secured by U.S. Government Agency collateral.

Maturities and weighted average yields of securities at December 31, 2020 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Investment Securities, continued

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Debt Securities Available for Sale:
U.S. Government sponsored enterprises	$-		$-		$6,047	1.25%	$-		$6,047	1.25%
Securities issued by States & political subdivisions of the U.S.	-		7,716	.93%	1,536	3.99%	8,440	2.46%	17,692	1.93%
Mortgage-backed obligations of federal agencies	-		5,263	(1.35)%	15,900	1.05%	52,608	0.99%	73,771	0.84%
Corporate debt securities	-		3,078	2.70%	6,311	3.75%	-		9,389	3.41%
Total	$-		$16,057	0.50%	$29,794	1.70%	$61,048	1.19%	$106,899	1.23%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$125	1.60%	$-		$-		$-		$125	1.60%
Total	$125	1.60%	$-		$-		$-		$125	1.60%

Analysis of Loan Portfolio

The Company’s market area has a relatively stable economy which tends to be less cyclical than the national economy. Major industries in the market area include agricultural production and processing, higher education, retail sales, services and light manufacturing.

The Company’s portfolio of loans held for investment totaled $661,329 at December 31, 2020 compared with $603,425 at December 31, 2019. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Real estate mortgages decreased $17,457 or 7.41%. Construction loans decreased $5,664 or 7.34%. Commercial loans, including agricultural and multifamily loans, increased 34.85% during 2020 to $267,632, primarily due to PPP loans of $34,908 at December 31, 2020.

Consumer loans increased $12,197 or 13.72% mainly due to the dealer finance division loans, resulting in a December 31, 2020 balance in this portfolio of $91,861. Consumer loans include personal loans, auto loans and other loans to individuals. The following table presents the changes in the loan portfolio over the previous five years.

	December 31
(Dollars in thousands)	2020	2019	2018	2017	2016

Construction/ Land Development	$71,467	$71,131	$61,659	$71,620	$76,172
Farmland	53,728	29,718	17,030	13,606	12,901
Real Estate	163,018	178,267	192,278	184,546	172,758
Multi-Family	5,918	5,364	9,665	10,298	7,605
Commercial Real Estate	142,516	129,850	147,342	148,906	150,061
Home Equity – closed end	8,476	9,523	11,039	11,606	11,453
Home Equity – open end	46,613	47,774	53,197	54,739	54,420
Commercial & Industrial – Non-Real Estate	65,470	33,535	36,021	36,912	31,306
Consumer	9,405	10,165	9,861	6,633	6,643
Dealer Finance	91,861	78,976	97,523	75,169	65,495
Credit cards	2,857	3,122	3,184	2,939	2,822
Total Loans	$661,329	$603,425	$638,799	$616,974	$591,636

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Analysis of Loan Portfolio, continued

The following table shows the Company’s loan maturity and interest rate sensitivity as of December 31, 2020:

	Less Than	1-5	Over
(Dollars in thousands)	1 Year	Years	5 Years	Total

Commercial and agricultural loans	$95,277	$103,553	$62,884	$261,714
Multi-family residential	1,638	4,280	-	5,918
Real Estate – mortgage	77,826	127,371	12,910	218,107
Real Estate – construction	50,840	16,228	4,399	71,467
Consumer – dealer/credit cards/other	6,460	75,273	22,390	104,123
Total	$232,041	$326,705	$102,583	$661,329

Loans with predetermined rates	$35,093	$115,581	$86,110	$236,784
Loans with variable or adjustable rates	196,948	211,124	16,473	424,545
Total	$232,041	$326,705	$102,583	$661,329

Residential real estate loans are made for a period up to 30 years and are secured by a first deed of trust which normally does not exceed 90% of the appraised value. If the loan to value ratio exceeds 90%, the Company requires additional collateral, guarantees or mortgage insurance. On approximately 81% of the real estate loans, interest is adjustable after each one, three or five-year period. The remainder of the portfolio is comprised of fixed rate loans that are generally made for a fifteen-year or a twenty-year period with an interest rate adjustment after ten years, except for dealer loans that generally have a term of 5 years.

Fixed rate real estate loans have been partially funded with fixed rate borrowings from the Federal Home Loan Bank, which allows the Company to control its interest rate risk. The Company has not had a need for additional funding from the FHLB, but there may be a time where we match the maturities in the future. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for ten or twenty year periods as a revolving line of credit.

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Commercial construction loans are made to construct commercial and agricultural buildings. Consumer loans are made for a variety of reasons; however, approximately 75% of the loans are secured by automobiles and trucks.

Approximately 74% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Market values continue to be stable with increases in sales prices, reduction in inventory and reduction in days on the market. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

The Bank has not identified any loan categories that would be considered loan concentrations of greater than 25% of capital. The Bank has an approved limit of 16% for dealer loans as a percentage of total loans. The Bank has not developed a formal policy limiting the concentration level of any other particular loan type or industry segment; it has established target limits on both a nominal and percentage of capital basis. Concentrations are monitored and reported to the board of directors quarterly. Concentration levels have been used by management to determine how aggressively we may price or pursue new loan requests.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due still accruing. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $366 in additional interest income in 2020 had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $6,537 at December 31, 2020 compared to $5,729 at December 31, 2019. At December 31, 2020, there were $102 of loans 90 days or more past due and accruing compared to $722 at December 31, 2019. The remainder of nonperforming loans were on nonaccrual. Nonperforming loans have increased approximately $808 since December 31, 2019. While Management continues their efforts to reduce nonperforming loans, there was an increase in 2020 due primarily to loans affected by COVID-19.

Approximately 100% of these nonperforming loans are secured by real estate and were in the process of collection. The Bank believes that adequate specific reserves have been established on impaired loans and continues to actively work with its customers to effect payment. As of December 31, 2020, the Company holds $0 of real estate acquired through foreclosure.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Nonaccrual and Past Due Loans, continued

The following is a summary of information pertaining to nonperforming loans:

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual Loans:
Construction/Land Development	$251	$1,301	$2,327	$3,908	$2,805
Farmland	1,737	1,933	-	-	-
Real Estate	368	420	1,477	1,720	1,399
Multi-Family	-	-	-	-	-
Commercial Real Estate	3,820	900	5,074	-	-
Home Equity – closed end	-	-	-	3	32
Home Equity – open end	212	-	269	448	279
Commercial & Industrial – Non-Real Estate	3	203	98	599	70
Consumer	-	1	5	-	-
Dealer Finance	44	249	155	226	178
Credit Cards	-	-	-	-	-

Loans past due 90 days or more:
Construction/Land Development	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-
Real Estate	102	619	726	143	81
Multi-Family	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Home Equity – closed end	-	-	12	-	-
Home Equity – open end	-	15	51	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-
Consumer	-	-	2	-	-
Dealer Finance	-	84	9	54	26
Credit Cards	-	4	-	1	deferral-

Total Nonperforming loans	$6,537	$5,729	$10,205	$7,102	$4,870

Restructured Loans current and performing:
Real Estate	$2,989	$3,644	$6,574	$7,710	$8,641
Home Equity	687	716	-	-	-
Commercial	1,922	1,223	1,249	-	1,121
Consumer	150	167	205	78	76

Nonperforming loans as a percentage of loans held for investment	.99%	.94%	1.60%	1.15%	.82%
Net Charge Offs to Total Loans Held for Investment	.18%	.71%	.58%	.24%	.21%
Allowance for loan and lease losses to nonperforming loans	160.24%	146.47%	51.34%	85.10%	154.89%

Potential Problem Loans

As of December 31, 2020, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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

In evaluating the portfolio, loans are segregated by segment with identified potential losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria. Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry and economic factors.

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

The allowance for loan losses of $10,475 at December 31, 2020 is equal to 1.58% of total loans held for investment, or 1.67% of total loans held for investment net of PPP loans. This compares to an allowance of $8,390 or 1.39% of total loans at December 31, 2019. PPP loans are 100% guaranteed by the SBA; thus, they do not have an allowance. During 2020, four impaired loan relationships were added and one was paid off; new appraisals on two relationships increased the calculated impairment. Due to COVID-19, the bank increased the qualitative factor for the economy and concentrations in industries specifically affected by the virus. The bank increased the environmental factor for COVID-19's negative impact on the economy, such as continued government restrictions on businesses, high weekly unemployment filings, and deferred loan payments. Additionally, the bank analyzed the loan portfolio for industries most likely to be affected by COVID-19, such as hotels, restaurants, recreations facilities, assisted living facilities, retail establishments, childcare and education facilities, and multi-family properties. Based on the Bank’s loans in these industry segments, the environmental factor was increased for three segments of the loan portfolio. Nonaccrual loans at December 31, 2020 totaled $6,435 compared to $5,007 at December 31, 2019. In addition, classified loans (internally rated substandard or watch) increased significantly from a total of $39,772 at December 31, 2019 to $67,592 at December 31, 2020, or 69.49%. Management is closely monitoring the effects of COVID-19 on the loan portfolio and added loans in industries impacted by COVID-19 to the classified loan list. These include hotels, restaurants, and commercial real estate.

Loan losses, net of recoveries, totaled $1,215 in 2020 which is equivalent to .18% of total loans outstanding.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

(Dollars in thousands)	2020	2019	2018	2017	2016

Balance at beginning of period	$8,390	$5,240	$6,044	$7,543	$8,781
Provision charged to expenses	3,300	7,405	2,930	-	-
Loan losses:
Construction/land development	7	2,319	489	620	356
Farmland	-	-	-	-	-
Real Estate	158	32	99	-	25
Multi-family	-	-	-	-	-
Commercial Real Estate	64	677	1,546	-	19
Home Equity – closed end	-	1	3	7	8
Home Equity – open end	34	126	-	26	370
Commercial & Industrial – Non-Real Estate	138	127	573	179	293
Consumer	89	116	51	136	37
Dealer Finance	1,551	2,118	2,083	1,806	1,081
Credit Cards	123	110	76	98	74
Total loan losses	2,164	5,626	4,920	2,872	2,261
Recoveries:
Construction/land development	-	50	122	-	7
Farmland	-	-	-	-	-
Real Estate	7	4	12	2	4
Multi-family	-	-	-	-	-
Commercial Real Estate	11	16	1	13	135
Home Equity – closed end	-	2	4	25	-
Home Equity – open end	3	1	8	53	120
Commercial & Industrial – Non-Real Estate	19	81	91	72	267
Consumer	50	44	41	28	19
Dealer Finance	784	1,144	861	1,143	417
Credit Cards	75	29	46	37	54
Total recoveries	949	1,371	1,186	1,373	1,023
Net loan losses	(1,215)	(4,255)	(3,734)	(1,499)	(1,238)
Balance at end of period	$10,475	$8,390	$5,240	$6,044	$7,543

Allowance for loan losses as a
percentage of loans held for investment	1.58%	1.39%	.82%	.98%	1.27%
Excluding PPP loans	1.64%

Net loan losses to loans held for investment	.18%	.71%	.58%	.24%	.21%
Excluding PPP loans	.19%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2020		2019		2018		2017		2016
Allowance for loan losses: (dollars in thousands)	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$1,249	11.92%	$1,190	14.18%	$2,094	39.96%	$2,547	42.14%	$3,381	44.82%
Farmland	731	6.98%	668	7.96%	15	.29%	25	.41%	34	.45%
Real Estate	1,624	15.50%	1,573	18.75%	292	5.57%	719	11.90%	843	11.18%
Multi-Family	54	.52%	20	.24%	10	.19%	19	.31%	23	.30%
Commercial Real Estate	3,662	34.96%	1,815	21.63%	416	7.94%	482	7.97%	705	9.35%
Home Equity – closed end	55	.53%	42	.50%	13	.25%	66	1.09%	75	.99%
Home Equity – open end	463	4.42%	457	5.45%	126	2.40%	209	3.46%	470	6.23%
Commercial & Industrial – Non-Real Estate	363	3.46%	585	6.97%	192	3.66%	337	5.58%	586	7.77%
Consumer	521	4.98%	186	2.22%	70	1.34%	148	2.45%	78	1.03%
Dealer Finance	1,674	15.96%	1,786	21.29%	1,974	37.67%	1,440	23.83%	1,289	17.09%
Credit Cards	79	.76%	68	.81%	38	.73%	52	.86%	59	.78%
Total	$10,475	100.00%	$8,390	100.00%	$5,240	100.00%	$6,044	100.00%	$7,543	100.00%

Deposits and Borrowings

The average deposit balances and average rates paid for 2020 and 2019 were as follows:

Average Deposits and Rates Paid (Dollars in thousands)

	December 31,
	2020		2019
	Average Balance	Rate	Average Balance	Rate

Noninterest-bearing	$203,312		$165,731

Interest-bearing:
Interest Checking	$107,961	0.27%	$89,823	0.24%
Savings Accounts	296,403	0.74%	208,551	1.22%
Time Deposits	132,081	1.61%	147,107	1.64%
Total interest-bearing deposits	536,445	0.86%	445,481	1.16%
Total deposits	$739,757	0.61%	$611,212	0.85%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Deposits and Borrowings, continued

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $37,581 or 22.68% from $165,731 at December 31, 2019 to $203,312 at December 31, 2020. Average interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $90,964 or 20.42% from $445,481 at December 31, 2019 to $536,445 at December 31, 2020. Total average interest checking account balances increased $18,138 or 20.19% from $89,823 at December 31, 2019 to $107,961 at December 31, 2020. Total average savings account balances (including money market accounts) increased $87,852 or 42.12% from $208,551 at December 31, 2019 to $296,403 at December 31, 2020. The bank has a competitive money market rate to maintain and attract core deposits.

Average time deposits decreased $15,026 or 10.21% from $147,107 at December 31, 2019 to $132,081 at December 31, 2020. The money market rate has been attractive and as time deposits matured, customers moved their deposits to the money market account.

The maturity distribution of certificates of deposit of $100,000 or more is as follows:

(Actual Dollars in thousands)	2020	2019
Less than 3 months	$3,206	$2,600
3 to 6 months	3,443	6,407
6 to 12 months	6,239	11,867
1 year to 5 years	37,375	24,971
Total	$50,263	$45,845

Non-deposit borrowings include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, (both short term and long term), a note to purchase the minority interest in F&M Mortgage and subordinated debt notes. Non-deposit borrowings are an important source of funding for the Bank. These sources assist in managing short and long-term funding needs.

Borrowings from the FHLB are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company borrowed an additional $30,000 in 2019 and had no additional long-term borrowings in 2020. Repayment of amortizing and fixed maturity loans through FHLB totaled $31,929 during 2020. These long-term loans carried an average rate of 1.39% at December 31, 2020.

Other long-term debt includes a final payment of $194 due on the minority interest purchase of F&M Mortgage and $11,740 of subordinated notes, net of unamortized costs at December 31, 2020. On July 29, 2020, the Company issued $5,000 in aggregate principal amount of 5.75% fixed rate subordinated notes due July 31, 2027 and $7,000 in aggregate principal amount of 6% fixed to floating rate subordinated notes due July 31, 2030.

Contractual Obligations and Scheduled Payments (dollars in thousands):

	December 31, 2020
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total
FHLB long term advances	3,429	4,714	2,875	10,250	21,268
Subordinated debt	-	-	-	11,740	11,740
Other debt	194	-	-	-	194
Total	$3,623	$4,714	$2,875	$21,990	$33,202

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Stockholders’ Equity

Total stockholders’ equity increased $4,054 or 4.43% in 2020. Capital was increased by net income totaling $8,788, net of noncontrolling interest of $105, issuance of common stock totaled $258, pension adjustment of ($617) and unrealized gains on available for sale securities of $811. Capital was reduced by common and preferred dividends totaling $3,591, repurchases of common stock of $473, and minority interest distributions of $177. As of December 31, 2020, book value per common share was $28.43 compared to $27.11 as of December 31, 2019. Dividends are paid to stockholders on a quarterly based on decisions by the Board of Directors unless unexpected fluctuations in net income indicate a change to this policy is needed.

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. Beginning in 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2020, the Bank had Common Equity Tier I capital of 13.55%, Tier I risked based capital of 13.55% and total risked based capital of 14.81% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2020, the Bank reported a leverage ratio of 9.93%. The Bank’s leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 6.81% at December 31, 2020. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments. The capital conservations buffer requirement was fully phased in on January 1, 2019 at 2.5%.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets. The Company’s net interest margin decreased .72% in 2020 following a decrease of .27% in 2019. This decrease is primarily due to decreases in interest rates as well as changes in balance sheet structure including a decrease in loans held for investment, establishing an investment portfolio, and substantial deposit growth which led to excess funds on hand. In 2020, the Federal Open Market Committee elected to decrease the short-term rates target 150BP to 0% from 1.50%.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short-term investments averaged $77,106 for 2020. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of growth in the core deposit base, liquid assets have grown over the prior year. The Company has increased efforts to raise deposits and depositors have changed their savings habits during 2020 due to the COVID-19 pandemic. While this helps liquidity, the investment options and rate market in general have hurt the new interest margin. The Company has lowered core deposit rates throughout 2020 to mitigate the decline in net interest margin. The Bank's membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. With excess funds provided by deposit growth, management anticipates that FHLB borrowings will continue to mature without replacement. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. Management is not aware of any off-balance sheet items that will impair future liquidity.

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2020. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of 17.03% of total earning assets, compared to 17.16% in 2019. Approximately 40.04% of rate sensitive assets and 33.46% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) increased $35,637 during the year, while total earning assets increased $151,801. The growth in earning assets is primarily due to the utilization of excess funds created by deposit growth. Short term deposits, maturities less than 365 days, increased $31,514 and short-term borrowings decreased $20,806. Short term borrowings decreased as advances matured and were not renewed.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management, continued

The following GAP analysis shows the time frames as of December 31, 2020, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
(Dollars in thousands)	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$162,734	$69,307	$326,705	$102,583	$-	$661,329
Loans held for sale	58,619	-	-	-	-	58,679
Federal funds sold	65,983	-	-	-	-	65,983
Investment securities	-	125	74,324	32,575	-	107,024
Interest bearing money market and bank deposits in other banks	1,244	-	-	-	-	1,244
Total	288,580	69,432	401,029	135,158	-	894,199

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	23,066	69,196	23,066	-	115,328
Savings deposits	-	132,549	179,999	23,726	-	336,274
Certificates of deposit	9,005	37,474	83,178	408	-	130,065
Total Deposits	9,005	193,089	332,373	47,200	-	581,667

Short-term debt	-	-	-	-	-	-
Long-term debt	1,051	2,572	19,329	10,250	-	33,202
Total	1,051	2,572	19,329	10,250	-	33,202
Discrete Gap	278,524	(126,229)	49,327	77,708	-	279,330
Cumulative Gap	278,524	152,295	201,622	279,330	279,330
As a % of Earning Assets	31.15%	17.03%	22.55%	31.24%	31.24%

•	In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run off. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities on deposits which have no stated maturity dates were derived from regulatory guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Note Applicable

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets (dollars in thousands, except per share data)

As of December 31, 2020 and 2019

	2020	2019
Assets
Cash and due from banks	$11,181	$8,119
Money market funds and interest-bearing deposits in other banks	1,244	1,126
Federal funds sold	65,983	66,559
Cash and cash equivalents	78,408	75,804

Securities:
Held to maturity, at amortized cost - fair value of $125 and $124 in 2020 and 2019, respectively	125	124
Available for sale, at fair value	106,899	4,366
Other investments	10,874	13,525
Loans held for sale, at fair value	14,307	2,974
Loans held for sale, participations	44,372	63,824
Loans held for investment	661,329	603,425
Less: allowance for loan losses	(10,475)	(8,390)
Net loans held for investment	650,854	595,035

Other real estate owned, net	-	1,489
Bank premises and equipment, net	17,909	18,931
Bank premises held for sale	520	-
Interest receivable	2,727	2,044
Goodwill	2,884	2,884
Bank owned life insurance	22,647	20,050
Other assets	14,404	12,949
Total Assets	$966,930	$813,999

Liabilities
Deposits:
Noninterest bearing	$236,915	$168,715
Interest bearing	581,667	472,994
Total deposits	818,582	641,709

Short-term debt	-	10,000
Long-term debt	33,202	53,201
Other liabilities	19,517	17,514
Total Liabilities	871,301	722,424

Commitments and contingencies	-	-

Stockholders’ Equity
Series A Preferred Stock, $25 liquidation preference, 400,000 shares authorized, 205,327 shares issued and outstanding at December 31, 2020 and 206,660 shares issued and outstanding at December 31, 2019	4,558	4,592
Common stock $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,203,372 and 3,208,498 shares issued and outstanding at December 31, 2020 and 2019, respectively	16,017	16,042
Additional paid in capital – common stock	6,866	7,510
Retained earnings	71,205	66,008
Non-controlling interest in consolidated subsidiaries	-	634
Accumulated other comprehensive loss	(3,017)	(3,211)
Total Stockholders’ Equity	95,629	91,575
Total Liabilities and Stockholders’ Equity	$966,930	$813,999

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income (dollars in thousands, except per share data)

For the years ended 2020 and 2019

	2020	2019
Interest and Dividend Income
Interest and fees on loans held for investment	$34,113	$35,495
Interest from loans held for sale	1,298	1,853
Interest from money market funds and federal funds sold	349	367
Interest from debt securities	1,032	495
Total interest and dividend income	36,792	38,210

Interest Expense
Total interest on deposits	4,615	5,170
Interest from short-term debt	41	688
Interest from long-term debt	1,072	960
Total interest expense	5,728	6,818
Net Interest Income	31,064	31,392

Provision for Loan Losses	3,300	7,405
Net Interest Income After Provision for Loan Losses	27,764	23,987

Noninterest Income
Service charges on deposit accounts	1,191	1,691
Investment services and insurance income, net	669	678
Mortgage banking income, net	6,154	3,031
Title insurance income	1,978	1,503
Income on bank owned life insurance	614	601
Low income housing partnership losses	(893)	(839)
ATM and check card fees	1,900	1,760
Other operating income	597	1,495
Total noninterest income	12,210	9,920

Noninterest Expenses
Salaries	12,738	12,039
Employee benefits	3,746	5,112
Occupancy expense	1,167	1,150
Equipment expense	1,180	1,169
FDIC insurance assessment	378	155
Other real estate owned, net	346	516
Marketing expense	604	685
Legal and professional expense	662	849
ATM and check card fees	1,047	900
Telecommunication and data processing expense	2,266	1,680
Directors fees	428	421
Bank Franchise tax	733	673
Impairment of long-lived assets	19	-
Other operating expenses	4,625	4,169
Total noninterest expenses	29,939	29,518

Income before income taxes	10,035	4,389
Income Tax Expense (Benefit)	1,142	(250)
Net Income	8,893	4,639
Net Income attributable to noncontrolling interest	(105)	(130)
Net Income attributable to F & M Bank Corp.	8,788	4,509
Dividends paid/accumulated on preferred stock	(263)	(315)
Net income available to common stockholders	$8,525	$4,194

Per Common Share Data
Net income - basic	$2.66	$1.32
Net income - diluted	$2.56	$1.30
Cash dividends on common stock	$1.04	$1.02
Weighted average common shares outstanding – basic	3,199,883	3,189,288
Weighted average common shares outstanding – diluted	3,428,765	3,460,234

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (dollars in thousands)

For the years ended 2020 and 2019

	Years Ended December 31,
	2020	2019

Net Income	$8,788	$4,509

Other comprehensive income:
Pension plan adjustment	(781)	849
Tax effect	164	(178)
Pension plan adjustment, net of tax	(617)	671

Unrealized holding gains on available-for-sale securities	1,027	110
Tax effect	(216)	(23)
Unrealized holding gains, net of tax	811	87

Total other comprehensive income	194	758

Comprehensive income attributable to F&M Bank Corp.	$8,982	$5,267

Comprehensive income attributable to noncontrolling interests	$105	$130

Total comprehensive income	$9,087	$5,397

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)

For the years ended December 31, 2020 and 2019

						Accumulated
			Additional			Other
	Preferred	Common	Paid in	Retained	Noncontrolling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2018	$5,672	$16,066	$7,987	$65,086	$559	$(3,969)	$91,401
Net income	-	-	-	4,509	130	-	4,639
Other comprehensive income	-	-	-	-	-	758	758
Distributions to noncontrolling interest	-	-	-	-	(55)	-	(55)
Dividends on preferred stock ($1.28 per share)	-	-	-	(315)	-	-	(315)
Dividends on common stock ($1.02 per share)	-	-	-	(3,272)	-	-	(3,272)
Common stock repurchased (60,104 shares)	-	(301)	(1,497)	-	-	-	(1,798)
Common stock issued (8,763 shares)	-	44	215	-	-	-	259
Preferred stock converted to common (42,000 shares)	(1,050)	233	817	-	-	-	-
Preferred stock repurchased (1,200 shares)	(30)	-	(12)	-	-	-	(42)
Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net Income	-	-	-	8,788	105	-	8,893
Other comprehensive income	-	-	-	-	-	194	194
Distributions to noncontrolling interest	-	-	-	-	(177)	-	(177)
Dividends on preferred stock ($1.27 per share)	-	-	-	(263)	-	-	(263)
Dividends on common stock ($1.04 per share)	-	-	-	(3,328)	-	-	(3,328)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (11,866 shares)	-	59	199	-	-	-	258
Preferred stock converted to common (1,333 shares)	(34)	8	26	-	-	-	-
Purchase of Minority Interest	-	-	(488)	-	(562)	-	(1,050)
Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$-	$(3,017)	$95,629

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities
Net income	$8,893	$4,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,241	1,299
Amortization of intangibles	59	74
Amortization of securities	284	7
Proceeds from sale of loans held for sale originated	212,180	128,102
Gain on sale of loans held for sale originated	(5,576)	(2,944)
Loans held for sale originated	(217,937)	(124,588)
Provision for loan losses	3,300	7,405
(Benefit) for deferred taxes	(670)	(1,179)
(Increase) decrease in interest receivable	(683)	34
(Increase) decrease in other assets	(670)	784
Increase in accrued liabilities	836	1,679
Amortization of limited partnership investments	893	839
Gain on sale of fixed assets, net	(14)	(13)
Loss on sale and valuation adjustments of other real estate owned	326	452
Gain on sale of dealer loans	-	(618)
Income from life insurance investment	(614)	(601)
Net Cash Provided by Operating Activities	1,848	15,371

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	24,513	8,256
Purchases of securities available for sale and other investments	(126,304)	(5,163)
Proceeds from the redemption of restricted stock, net	1,758	-
Proceeds from maturities of securities held to maturity	125	-
Purchases of securities held to maturity	(125)	-
Net (increase) decrease in loans held for investment	(59,119)	5,680
Proceeds from sale of dealer loans	-	25,923
Net increase (decrease) in loans held for sale participations	19,452	(11,458)
Net purchase of property and equipment	(742)	(2,380)
Purchase of bank owned life insurance	(2,000)	-
Purchase of minority interest	(856)	-
Proceeds from sale of other real estate owned	1,163	635
Net Cash (Used in) Provided by Investing Activities	(142,135)	21,493

Cash Flows from Financing Activities
Net change in deposits	176,873	50,384
Net change in short-term debt	(10,000)	(30,116)
Dividends paid in cash	(3,591)	(3,587)
Proceeds from long-term debt	71,903	30,000
Distributions to non-controlling interest	(177)	(55)
Proceeds from issuance of common stock	258	259
Repurchase of preferred stock	-	(42)
Repurchase of common stock	(473)	(1,798)
Repayments of long-term debt	(91,902)	(17,017)
Net Cash Provided by Financing Activities	142,891	28,028

Net Increase in Cash and Cash Equivalents	2,604	64,892

Cash and Cash Equivalents, Beginning of Year	75,804	10,912
Cash and Cash Equivalents, End of Year	$78,408	$75,804

Supplemental Cash Flow information:
Cash paid for:
Interest	$5,816	$6,812
Income taxes	595	300

Supplemental non-cash disclosures:
Transfers from loans to other real estate owned	-	133
Unrealized gain on securities available for sale, net	811	87
Minimum pension liability adjustment, net	(617)	671
Bank premises and equipment transferred to held for sale	537	-
Initial recognition of right-of-use asset and lease liability	-	1,034

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 1 NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located mainly in Rockingham, Shenandoah, Page and Augusta Counties in Virginia. Services are provided at eleven branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc, VBS Mortgage, LLC (dba F&M Mortgage) and VSTitle, LLC.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., F&M Mortgage, and VSTitle, LLC. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value, and pension accounting.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds whose initial maturity is ninety days or less and Federal funds sold.

Securities

At the time of purchase, debt securities are classified into the following categories: held to maturity, available for sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. Held to maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method. Investments classified as trading or available for sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available for sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income. Presently, the Company does not maintain a portfolio of trading securities.

The fair value of investment securities available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Securities, continued

Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

For held-to-maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

For available-for-sale securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company had no other than temporary impairment in 2020 or 2019.

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

Due to the nature and restrictions placed on the Company’s investment in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Richmond, these securities are considered restricted and carried at cost.

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

December 31, 2020 and 2019

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

December 31, 2019 and 2019

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment, continued

Commercial and industrial non-real estate loans are secured by collateral other than real estate or are unsecured. During 2020, the bank participated in the Payroll Protection Program (“PPP”) sponsored by the SBA. These loans are unsecured at a fixed interest rate of 1% and 100% guaranteed by the SBA. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings, regardless of type, are considered impaired loans.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

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

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. F&M Mortgage protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. F&M Mortgage determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. During the second quarter of 2020, the Company elected to begin using fair value accounting for its portfolio of loans held for sale (LHFS) originated by F&M Mortgage in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $14,307 as of December 31, 2020 of which $14,380 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $2,974.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2020, and 2019, there were $44,372 and $63,824 of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company has $5,748 in loans classified as TDRs that are current and performing as of December 31, 2020, and of December 31, 2019.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

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

Except for credit cards and dealer finance, all loans are assigned an internal risk rating based on certain credit quality indicators. The period-end balances for each loan segment are multiplied by the adjusted loss factor. Specific allowances are established for individually evaluated impaired loans based on the excess of the loan balance relative to the fair value of the collateral, if the loan is deemed collateral dependent.

On March 27, 2020, the CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR. During 2020, the bank executed 1,231 modification of principal and interest deferrals in connection with COVID-19 relief to our customers. Of those modifications, 70 remain in deferral as of February 28, 2021 totaling $9,339.

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

Assets Held for Sale

There were no Assets held for sale at December 31, 2019. Assets held for sale at December 31, 2020 included two branch buildings that were closed during 2020. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

December 31, 2020 and 2019

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

Premises and Improvements	10 ‑ 40 years
Furniture and Equipment	5 ‑ 20 years

Maintenance, repairs, and minor improvements are charged to operations as incurred. Gains and losses on dispositions are reflected in other income or expense.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company recorded goodwill and intangible assets in 2018 related to the purchase of VSTitle, LLC which was valued by an independent third party. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance states an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For December 31, 2020 the Company had an independent, third-party review of goodwill. Based on the results of this review and management’s analysis, no impairment was deemed necessary.

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full-time employees hired prior to April 1, 2012. The benefits are primarily based on years of service and earnings. The Company complies with ASC 325-960 “Defined Benefit Pension Plans” which requires recognition of the over-funded or under‑funded status of pension and other postretirement benefit plans on the balance sheet. Under ASC 325-960, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2020 and 2019 were $604 and $685, respectively.

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

December 31, 2020 and 2019

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

Risk and Uncertainties

The coronavirus (“COVID-19”) pandemic spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March 2020 with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings and continued to impact the Company through December 31, 2020. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may adversely affect our future earnings, cash flows and financial condition, including among others, credit losses resulting from financial stress on borrowers, decreased demand for products and operational failures. In addition, significant assumptions, judgments, and estimates used in the preparation of our financial statements, including those associated with evaluations of goodwill for impairment, and allowance for loan losses, may be subject to adjustments in future periods due to the rapidly changing, uncertain and unprecedented nature of the pandemic.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income or earnings per share.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the year ended
	December 31, 2020	December 31, 2019
Earnings Available to Common Stockholders:
Net Income	$8,893	$4,639
Non-controlling interest income	105	130
Preferred stock dividends	263	315
Net Income Available to Common Stockholders	$8,525	$4,194

The following table shows the effect of dilutive preferred stock conversion on the Company’s earnings per share for the periods indicated:

	For the year ended
	December 31, 2020			December 31, 2019
	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$8,525	3,199,883	$2.66	$4,194	3,189,288	$1.32
Effect of Dilutive Securities:
Convertible Preferred Stock	263	228,882	(0.10)	315	270,946	(0.02)
Diluted EPS	$8,788	3,428,765	$2.56	$4,509	3,460,234	$1.30

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set-up stage with a new provider with expectations of running parallel beginning second quarter 2021. Data has been archived under the current model.

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

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

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

December 31, 2020 and 2019

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

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date The rule change excludes from the definition of “accelerated filer” entities with public float of less than $700 million and less than $100 million in annual revenues. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K. Non-accelerated filers also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.

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

December 31, 2020 and 2019

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”). On December 21, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. This interagency guidance is expected to have a material impact on the Company’s consolidated financial statements; however, this impact cannot be quantified at this time. The COVID-19 discussion following the Critical Accounting Policies at the beginning of the Management’s Discussion and Analysis and notes 5 and 6 provide more details on what the Company is doing to prepare for the impact.

NOTE 3 CASH AND DUE FROM BANKS:

The Bank may be required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2020 and 2019.

NOTE 4 SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U. S. Treasuries	$125	$-	$-	$125
December 31, 2019
U. S. Treasuries	$124	$-	$-	$124

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 4 SECURITIES (CONTINUED):

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U. S. Government sponsored enterprises	$6,000	$47	$-	$6,047
Securities issued by States and political subdivisions of the U.S.	17,177	515	-	17,692
Mortgage-backed obligations of federal agencies	73,422	502	153	73,771
Corporate debt securities	9,282	121	14	9,389
Total Securities Available for Sale	$105,881	$1,185	$167	$106,899

December 31, 2019
U. S. Government sponsored enterprises	$2,000	$-	$11	$1,989
Mortgage-backed obligations of federal agencies	317	2	-	319
Corporate debt securities	2,059	-	1	2,058
Total Securities Available for Sale	$4,376	$2	$12	$4,366

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125	$125	$-	$-
Due after one year through five years	-	-	16,014	16,057
Due after five years through ten years	-	-	29,587	29,794
Due after ten years	-	-	60,280	61,048
Total	$125	$125	$105,881	$106,899

There were no sales of debt or equity securities during 2020 or 2019. There were no pledged securities at December 31, 2020 or 2019.

As of December 31, 2020, other investments consist of investments in fourteen low-income housing and historic equity partnerships (carrying basis of $7,635), stock in the Federal Home Loan Bank (carrying basis of $1,641), and various other investments (carrying basis of $1,598). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks, except for $135, are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2020. At December 31, 2020, the Company was committed to invest an additional $2,091 in six low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

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

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of December 31, 2020 and 2019 were as follows:

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 4 SECURITIES (CONTINUED):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage-backed obligations of federal agencies	$73,771	$153	$-	$-	$73,771	$153
Corporate debt securities	9,389	14	-	-	9,389	14
Total	$83,160	$167	$-	$-	$83,160	$167

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U. S. Government sponsored enterprises	$1,989	$11	$-	$-	$1,989	$11
Corporate debt securities	2,058	1	-	-	2,058	1
Total	$4,047	$12	$-	$-	$4,047	$12

As of December 31, 2020, there were no individual available for sale securities that had been in a continuous loss position for more than 12 months.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. As of December 31, 2020, the Company did not hold any security that was temporarily impaired. The Company did not recognize any other-than-temporary impairment losses in 2020 or 2019. There were $83,160 and $4,047securities in a loss position less than 12 months at December 31, 2020 and 2019, respectively.

NOTE 5 LOANS:

During 2020, we executed 1,231 modifications allowing principal and interest deferrals in connection with COVID-19 relief to our customers. Of those modification, 198 remain in deferral as of December 31, 2020 with balances of $14,611. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and/or the CARES Act.

Loans held for investment as of December 31, 2020, and 2019 were as follows:

	2020	2019
Construction/Land Development	$71,467	$77,131
Farmland	53,728	29,718
Real Estate	163,018	178,267
Multi-Family	5,918	5,364
Commercial Real Estate	142,516	129,850
Home Equity – closed end	8,476	9,523
Home Equity – open end	46,613	47,774
Commercial & Industrial – Non-Real Estate	65,470	33,535
Consumer	9,405	10,165
Dealer Finance	91,861	78,976
Credit Cards	2,857	3,122
Total	$661,329	$603,425

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 5 LOANS (CONTINUED):

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $173,029and $178,253as of December 31, 2020 and 2019, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2020, and 2019 were $58,679 and $66,798, respectively.

The following is a summary of information pertaining to impaired loans:

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,693	$1,693	$-	$2,042	$2,042	$-
Farmland	-	-	-	-	-	-
Real Estate	6,648	6,648	-	5,131	5,131	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,592	8,656	-	1,302	1,302	-
Home Equity – closed end	687	687	-	716	716	-
Home Equity – open end	151	151	-	-	-	-
Commercial & Industrial – Non-Real Estate	8	8	-	17	17	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	8	8	-	79	79	-
	17,787	17,851	-	9,287	9,287	-
Impaired loans with a valuation allowance:
Construction/Land Development	-	-	-	1,036	2,061	85
Farmland	1,737	1,737	370	1,933	1,933	537
Real Estate	7,143	7,143	365	10,404	10,404	569
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	7,464	7,464	1,833	638	638	213
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	151	151	151
Commercial & Industrial – Non-Real Estate	-	-	-	192	192	192
Consumer	1	1	1	4	4	1
Credit cards	-	-	-	-	-	-
Dealer Finance	147	147	15	136	136	7
	16,492	16,492	2,584	14,494	15,519	1,755
Total impaired loans	$34,279	$34,343	$2,584	$23,781	$24,806	$1,755

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 5 LOANS (CONTINUED):

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	December 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,598	$103	$1,957	$130
Farmland	-	-	971	-
Real Estate	5,520	356	5,965	312
Multi-Family	-	-	-	-
Commercial Real Estate	3,296	229	1,605	72
Home Equity – closed end	522	34	539	57
Home Equity – open end	38	7	40	-
Commercial & Industrial – Non-Real Estate	55	1	15	2
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	24	1	55	5
	11,053	731	11,147	578
Impaired loans with a valuation allowance:
Construction/Land Development	243	-	2,248	68
Farmland	1,797	233	967	16
Real Estate	8,956	413	3,121	589
Multi-Family	-	-	-	-
Commercial Real Estate	4,108	237	2,542	36
Home Equity – closed end	177	-	-	-
Home Equity – open end	113	-	38	10
Commercial & Industrial – Non-Real Estate	17	-	97	13
Consumer	2	-	4	-
Credit cards	-	-	-	-
Dealer Finance	146	13	166	11
	15,559	896	9,183	743
Total impaired loans	$26,612	$1,627	$20,330	$1,321

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 5 LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of December 31, 2020 and 2019:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2020
Construction/Land Development	$2,557	$-	$-	$2,557	$68,910	$71,467	$251	$-
Farmland	-	-	-	-	53,728	53,728	1,737	-
Real Estate	1,724	512	304	2,540	160,478	163,018	368	102
Multi-Family	-	-	-	-	5,918	5,918	-	-
Commercial Real Estate	554	-	920	1,474	141,042	142,516	3,820	-
Home Equity – closed end	3	30	-	33	8,443	8,476	-	-
Home Equity – open end	716	-	212	928	45,685	46,613	212	-
Commercial & Industrial – Non- Real Estate	95	44	-	139	65,331	65,470	3	-
Consumer	39	-	-	39	9,366	9,405	-	-
Dealer Finance	694	157	-	851	91,010	91,861	44	-
Credit Cards	45	-	-	45	2,812	2,857	-	-
Total	$6,427	$743	$1,436	$8,606	$652,723	$661,329	$6,435	$102

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2019
Construction/Land Development	$117	$45	$1,255	$1,417	$75,714	$77,131	$1,301	$-
Farmland	27	-	1,933	1,960	27,758	29,718	1,933	-
Real Estate	2,440	1,035	837	4,312	173,955	178,267	420	619
Multi-Family	-	-	-	-	5,364	5,364	-	-
Commercial Real Estate	563	-	137	700	129,150	129,850	900	-
Home Equity – closed end	-	-	-	-	9,523	9,523	-	-
Home Equity – open end	429	296	15	740	47,034	47,774	-	15
Commercial & Industrial – Non- Real Estate	726	4	-	730	32,805	33,535	203	-
Consumer	89	14	-	103	10,062	10,165	1	-
Dealer Finance	1,943	400	198	2,541	76,435	78,976	249	84
Credit Cards	31	-	4	35	3,087	3,122	-	4
Total	$6,365	$1,794	$4,379	$12,538	$590,887	$603,425	$5,007	$722

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses (in thousands) for the years ended December 31, 2020 and 2019 is as follows:

December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$66	$1,249	$-	$1,249
Farmland	668	-	-	63	731	370	361
Real Estate	1,573	158	7	202	1,624	365	1,259
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	64	11	1,900	3,662	1,833	1,829
Home Equity – closed end	42	-	-	13	55	-	55
Home Equity – open end	457	34	3	37	463	-	463
Commercial & Industrial – Non-Real Estate	585	138	19	(103)	363	-	363
Consumer	186	89	50	374	521	1	520
Dealer Finance	1,786	1,551	784	655	1,674	15	1,659
Credit Cards	68	123	75	59	79	-	79
Total	$8,390	$2,164	$949	$3,300	$10,475	$2,584	$7,891

December 31, 2019	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$2,094	$2,319	$50	$1,365	$1,190	$85	$1,105
Farmland	15	-	-	653	668	537	131
Real Estate	292	32	4	1,309	1,573	569	1,004
Multi-Family	10	-	-	10	20	-	20
Commercial Real Estate	416	677	16	2,060	1,815	213	1,602
Home Equity – closed end	13	1	2	28	42	-	42
Home Equity – open end	126	126	1	456	457	151	306
Commercial & Industrial – Non-Real Estate	192	127	81	439	585	192	393
Consumer	70	116	44	188	186	1	185
Dealer Finance	1,974	2,118	1,144	786	1,786	7	1,779
Credit Cards	38	110	29	111	68	-	68
Total	$5,240	$5,626	$1,371	$7,405	$8,390	$1,755	$6,635

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans (in thousands) based on impairment method as of December 31, 2020 and 2019:

December 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,467	$1,693	$69,774
Farmland	53,728	1,737	51,991
Real Estate	163,018	13,791	149,227
Multi-Family	5,918	-	5,918
Commercial Real Estate	142,516	16,056	126,460
Home Equity – closed end	8,476	687	7,789
Home Equity –open end	46,613	151	46,462
Commercial & Industrial – Non-Real Estate	65,470	8	65,462
Consumer	9,405	1	9,404
Dealer Finance	91,861	155	91,706
Credit Cards	2,857	-	2,857
Total	$661,329	$34,279	$627,050

December 31, 2019	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$77,131	$3,078	$74,053
Farmland	29,718	1,933	27,785
Real Estate	178,267	15,535	162,732
Multi-Family	5,364	-	5,364
Commercial Real Estate	129,850	1,940	127,910
Home Equity – closed end	9,523	716	8,807
Home Equity –open end	47,774	151	47,623
Commercial & Industrial – Non-Real Estate	33,535	209	33,326
Consumer	10,165	4	10,161
Dealer Finance	78,976	215	78,761
Credit Cards	3,122	-	3,122
Total	$603,425	$23,781	$579,644

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table shows the Company’s loan portfolio broken down by internal loan grade (in thousands) as of December 31, 2020 and 2019:

December 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$142	$8,448	$40,126	$18,226	$4,274	$251	$-	$71,467
Farmland	58	459	11,707	26,899	11,846	1,022	1,737	-	53,728
Real Estate	-	2,283	39,223	66,698	32,302	6,977	15,535	-	163,018
Multi-Family	-	-	1,075	3,509	1,334	-	-	-	5,918
Commercial Real Estate	-	4,114	31,205	47,477	26,677	18,637	14,406	-	142,516
Home Equity – closed end	-	124	2,479	3,289	759	1,795	30	-	8,476
Home Equity – open end	-	1,705	17,716	22,014	3,171	1,477	530	-	46,613
Commercial & Industrial (Non-Real Estate)	90	1,524	7,601	17,050	38,290	913	2	-	65,470
Consumer (excluding dealer)	-	173	3,461	3,975	1,790	6	-	-	9,405
Total	$148	$10,524	$122,915	$231,037	$134,395	$35,101	$32,491	$-	$566,611

								Credit Cards	Dealer Finance
Performing								$2,857	$91,817
Non-performing								-	44
Total								$2,857	$91,861

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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

December 31, 2020 and 2019

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

NOTE 7 TROUBLED DEBT RESTRUCTURING:

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans, which are considered in the qualitative factors within the allowance for loan loss methodology. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on troubled debt restructured loans which are evaluated individually for impairment. Loans modified under the regulatory guidance and CARES Act due to the pandemic were not considered troubled debt restructurings.

During the twelve months ended December 31, 2020, the Bank modified 6 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$186	$186
Consumer	5	37	37
Total	6	$222	$222

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 7 TROUBLED DEBT RESTRUCTURING (CONTINUED):

As of December 31, 2020, there were no loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 30 days past due.

During the twelve months ended December 31, 2019, the Bank modified 7 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2019
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Real Estate	1	$190	$190
Home Equity	1	716	716
Commercial	1	17	17
Consumer	4	29	29
Total	7	$952	$952

As of December 31, 2019, there were 2 loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 30 days past due.

	December 31, 2019
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands) Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Consumer	2	$18	$18
Total	2	$18	$18

Note 8 Bank Premises and Equipment:

Bank premises and equipment as of December 31 are summarized as follows:

	2020	2019
Land	$4,369	$4,508
Buildings and improvements	16,192	16,038
Furniture and equipment	10,086	10,425
	30,647	30,971
Less ‑ accumulated depreciation	(12,738)	(12,040)
Net	$17,909	$18,931

Depreciation of $1,232 in 2020 and $1,228 in 2019 were charged to operations.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 9 OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2020 and 2019:

Other Real Estate Owned
	2020	2019

Balance as of January 1	$1,489	$2,443
Loans transferred to OREO	-	133
Sale of OREO	(1,163)	(635)
Write down of OREO and losses on sale	(326)	(452)
Balance as of December 31	$-	$1,489

Activity in the valuation allowance was as follows:

	2020	2019

Balance as of January 1	$1,181	$861
Provision charged to expense	116	354
Reductions from sales of real estate owned	(1,297)	(36)
Balance as of December 31	$-	$1,181

(Income) expenses related to foreclosed assets include:

	2020	2019

Net loss on sales	$205	$121
Gain on foreclosure	-	(24)
Provision for unrealized losses	116	354
Operating expenses, net of rental income	25	65
(Income) expenses related to foreclosed assets	$346	$516

There were no real estate owned properties at December 31, 2020. At December 31, 2019, the balance of real estate owned included $133 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $275.

NOTE 10 DEPOSITS:

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2020 and 2019 were $12,283 and $9,386. At December 31, 2020, the scheduled maturities of all time deposits are as follows:

2021	$50,936
2022	30,494
2023	26,647
2024	12,689
2025	9,299
Thereafter	-
Total	$130,065

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 11 SHORT‑TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2019 is summarized as follows:

	Maximum Outstanding	Outstanding At	Average Balance
	at any Month End	Year End	Outstanding	Yield
2020
Federal funds purchased	$-	$-	$-	-%
FHLB short term	10,000	-	1,776	2.31%
Totals		$-	$1,776	2.31%
2019
Federal funds purchased	$10,715	$-	$861	2.67%
FHLB short term	45,000	10,000	26,822	2.48%
Totals		$10,000	$27,683	2.49%

The Company utilizes short-term debt such as Federal funds purchased and FHLB short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. With the growth in deposits and excess liquidity the Company did not utilize the short-term debt facilities after the first quarter of 2020.

As of December 31, 2020, the Company had unsecured lines of credit with correspondent banks totaling $30,000 which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 12 LONG-TERM DEBT:

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .81% to 2.39%; the weighted average interest rate was 1.47% and 1.85% at December 31, 2020 and December 31, 2019, respectively. The balance of these obligations at December 31, 2020 and 2019 were $21,268 and $53,197 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2020, were as follows:

2021	$3,429
2022	2,714
2023	2,000
2024	1,875
2025	1,000
Thereafter	10,250
Total	$21,268

VSTitle, LLC had a note payable for vehicle purchases with a balance of $4 December 31, 2019 that was paid off at December 31, 2020.

In April 2020, the Company purchased the minority interest in F&M Mortgage with a final payment of $194 due on January 1, 2021. This balance was outstanding at December 31, 2020.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 12 LONG-TERM DEBT (CONTINUED):

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially accrue interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,740 at December 31, 2020.

NOTE 13 INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2020	2019
Current expense	$1,812	$929
Deferred expense (benefit)	(670)	(1,179)
Total Income Tax Expense (Benefit)	$1,142	$(250)

The components of deferred taxes as of December 31, were as follows:

	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$2,195	$1,757
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	847	692
Low-income housing partnerships losses	293	320
Core deposit amortization	24	19
Other real estate owned	-	178
SBA fees	198	-
Lease Liability	140	192
Net unrealized loss on securities available for sale	-	2
Unfunded pension benefit obligation	1,016	852
Total Assets	$4,716	$4.015

	2020	2019
Deferred Tax Liabilities:
Unearned low-income housing credits	$93	$118
Depreciation	584	487
Prepaid pension	294	464
Goodwill tax amortization	571	568
Right of Use Asset	156	192
Net unrealized gain on securities available for sale	214	-
Total Liabilities	1,912	1,829
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$2,804	$2,186

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 13 INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2020	2019
Tax expense at federal statutory rates	$2,107	$922
Increases (decreases) in taxes resulting from:
Partially tax-exempt income	(36)	(44)
Tax-exempt income	(176)	(161)
LIH and historic credits	(892)	(966)
Other	139	(1)
Total Income Tax Expense (Benefit)	$1,142	$(250)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2017.

NOTE 14 EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2020 and 2019:

	2020	2019
Change in Benefit Obligation
Benefit obligation, beginning	$13,313	$14,219
Service cost	808	738
Interest cost	419	548
Actuarial loss	1,554	2,054
Benefits paid	(638)	(3,910)
Settlement (gain)	-	(336)
Benefit obligation, ending	$15,456	$13,313

Change in Plan Assets
Fair value of plan assets, beginning	$10,543	$12,445
Actual return on plan assets	1,296	2,008
Benefits paid	(638)	(3,910)
Fair value of plan assets, ending	$11,201	$10,543
Funded status at the end of the year	$(4,255)	$(2,772)

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2020	2019
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$583	$1,286
Unfunded pension benefit obligation under ASC 325-960	(4,837)	(4,056)
Deferred taxes	1,016	852

Amount recognized in accumulated other comprehensive income (loss)
Net loss	$(4,837)	$(4,067)
Prior service cost	-	11
Amount recognized	(4,837)	(4,056)
Deferred taxes	1,016	852
Amount recognized in accumulated comprehensive (loss)	$(3,821)	$(3,204)

Prepaid benefit detail
Benefit obligation	$(15,455)	$(13,313)
Fair value of assets	11,201	10,543
Unrecognized net actuarial loss	4,837	4,067
Unrecognized prior service cost	-	(11)
Prepaid benefits	$583	$1,286

Components of net periodic benefit cost
Service cost	$808	$738
Interest cost	419	548
Expected return on plan assets	(734)	(807)
Amortization of prior service cost	(11)	(15)
Recognized net loss due to settlement	-	1,100
Recognized net actuarial loss	221	281
Net periodic benefit cost	$703	$1,845

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (loss) gain	$770	$(864)
Amortization of prior service cost	11	15
Total recognized in other comprehensive income (loss)	$781	$(849)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,484	$996

Additional disclosure information
Accumulated benefit obligation	$11,784	$9,720
Vested benefit obligation	$11,784	$9,713
Discount rate used for net pension cost	3.25%	4.25%
Discount rate used for disclosure	2.50%	3.25%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%
Average remaining service (years)	11.40	12.35

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2020 or 2019. The net periodic pension cost of the plan for 2021 will be approximately $739. In 2019, due to recent retirements, the Company was subject to a settlement charge totaling $1,100. The Company was not subject to settlement accounting in 2020 and does not anticipate being subject to settlement accounting in 2021.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2020 and 2019 were 63% equity and 37% fixed and 60% equity and 40% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2020, are as follows:

2021	$579
2022	1,821
2023	823
2024	142
2025	928
2026-2030	5,871
$10,164

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $447 in 2020 and $406 in 2019 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 183,659 and 189,349 at December 31, 2020 and 2019, respectively.

401(K) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $295 and $289 in 2020 and 2019, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $125 in 2020 and $125 in 2019. A liability is accrued for the obligation under the plan and totaled $3,683 and $3,713 at December 31, 2020 and 2019, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $488 and $477 for December 31, 2020 and 2019, respectively.

NOTE 15 CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $4,714 and $975 at December 31, 2020 and 2019, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2020, approximately 74% of the loan portfolio was secured by real estate.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 16 COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2020 and 2019, the Company had the following commitments outstanding:

	2020	2019
Commitments to extend credit	$233,182	$174,925
Standby letters of credit	1,689	2,369

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

NOTE 17 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Mortgage Banking Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $14,307 as of December 31, 2020 of which $14,381 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2. These loans were previously carried as of December 31, 2019 at the lower of cost or estimated fair value on an aggregate basis as determined by outstanding commitments from investors and totaled $3,000.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2020, and totaled $816

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 17 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

with a notional amount of $31,000 and total positions of 134. The fair value of the IRLCs was considered immaterial at December 31, 2019. Changes in fair value are recorded as a component of “Mortgage banking, net” in the Consolidated Income Statement for the period ended December 31, 2020. The Company’s IRLCs are classified as Level 2. At December 31, 2020 and December 31, 2019, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020, and totaled $60, with a notional amount of $46,000 and total positions of 205.

Derivative Financial Instruments

The Company has stand-alone derivative financial instruments in the form of forward option contracts. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet as derivative assets and derivative liabilities.

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

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2020 and 2019.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2020	2019

Notional amount	$7	$184
Fair value of contracts, included in other assets	2	72

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 18 TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2020	2019

Total loans, beginning of year	$21,722	$20,565
New loans	5,634	5,532
Relationship change	(3)	(443)
Repayments	(4,668)	(3,932)
Total loans, end of year	$22,685	$21,722

Deposits of executive officers and directors and their affiliates were $6,033 and $5,524 on December 31, 2020 and 2019 respectively. Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 19 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers & Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2021, approximately $5,563 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $1,500 in 2020 and $6,000 in 2019.

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

December 31, 2020 and 2019

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

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

December 31, 2020 and 2019

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2020, and 2019 (dollars in thousands):

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$14,307	$-	$14,307	$-
IRLC	816	-	816	-
U.S. Government sponsored enterprises	6,047	-	6,047	-
Securities issued by States and political subdivisions of the US	17,692	-	17,692	-
Mortgage-backed obligations of federal agencies	73,771	-	73,771	-
Corporate debt securities	9,389	-	9,389	-
Assets at Fair Value	$122,022	$-	$122,022	$-

Liabilities:
Derivatives – ICD	$2	$-	$2	$-
Forward Sales Commitments	60	-	60	-
Liabilities at Fair Value	$62	$-	$62	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government sponsored enterprises	$1,989	$-	$1,989	$-
Mortgage-backed obligations of federal agencies	319	-	319	-
Other debt securities	2,058	-	2,058	-
Assets at Fair Value	$4,366	$-	$4,366	$-

Liabilities:
Derivatives - ICD	$72	$-	$72	$-
Liabilities at Fair Value	$72	$-	$72	$-

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

December 31, 2020 and 2019

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

As of December 31, 2020 and 2019, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2020	Total	Level 1	Level 2	Level 3
Construction/Land Development	$-	-	-	$-
Farmland	1,367	-	-	1,367
Real Estate	6,778	-	-	6,778
Commercial Real Estate	5,631	-	-	5,631
Consumer	-	-	-	-
Dealer Finance	132	-	-	132
Impaired loans	$13,908	-	-	$13,908
Bank premises held for sale	$520	-	-	$520

December 31, 2019	Total	Level 1	Level 2	Level 3
Construction/Land Development	$951	-	-	$951
Farmland	1,396	-	-	1,396
Real Estate	9,835	-	-	9,835
Commercial Real Estate	425	-	-	425
Consumer	3	-	-	3
Dealer Finance	129	-	-	129
Impaired loans	$12,739	-	-	$12,739

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The following table presents information about Level 3 Fair Value Measurements for December 31, 2020 and 2019:

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$13,908	Discounted appraised value	Discount for selling costs and marketability	9.25%-62.00% (Average 24.39%)

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$12,739	Discounted appraised value	Discount for selling costs and marketability	0%-58.98% (Average 24.04%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

December 31, 2020	Total	Level 1	Level 2	Level 3
Other real estate owned	$-	-	-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Other real estate owned	$1,489	-	-	$1,489

The following table presents information about Level 3 Fair Value Measurements for December 31, 2020 and 2019:

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$-	Discounted appraised value	Discount for selling costs	n/a

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$1,489	Discounted appraised value	Discount for selling costs	5%-10% (Average 8%)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and 2019. Fair values for December 31, 2020 and 2019 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The estimated fair values, and related carrying amounts (in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets:
Cash and cash equivalents	$78,408	$78,408	$-	$-	$78,408
Securities	107,024	-	107,024	-	107,024
Loans held for sale	58,679	-	58,679	-	58,679
Loans held for investment, net	650,854	-	-	639,472	639,472
Interest receivable	2,727	-	2,727	-	2,727
Bank owned life insurance	22,647	-	22,647	-	22,647
Total	$920,339	$78,408	$191,077	$639,472	$908,957
Liabilities:
Deposits	$818,582	$-	$702,940	$131,917	$834,857
Long-term debt	33,202	-	-	33,834	33,834
Interest payable	261	-	261	-	261
Total	$852,045	$-	$703,201	$165,751	$868,951

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$75,804	$75,804	$-	$-	$75,804
Securities	4,490	-	4,490	-	4,490
Loans held for sale	66,798	-	66,798	-	66,798
Loans held for investment, net	595,035	-	-	580,903	580,903
Interest receivable	2,044	-	2,044	-	2,044
Bank owned life insurance	20,050	-	20,050	-	20,050
Total	$764,221	$75,804	$93,382	$580,903	$750,089
Liabilities:
Deposits	$641,709	$-	$504,522	$139,713	$644,235
Short-term debt	10,000	-	10,000	-	10,000
Long-term debt	53,201	-	-	53,543	53,543
Interest payable	354	-	354	-	354
Total	$705,264	$-	$514,876	$193,256	$708,132

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 21 REGULATORY MATTERS:

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule and fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement was fully phased in at 2.50% January 1, 2019. The Company’s capital conservation buffer for 2020 was 6.81% and for 2019 was 6.55%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2020 and 2019, that the Bank meets all capital adequacy requirements to which they are subject.

Community Bank Leverage Ratio

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was temporarily modified under the CARES Act to provide relief to banks.

The CBLR framework was available for banks to use in their March 31, 2020, Call Report; to date, the Company has elected not to adopt the CBLR framework.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 21 REGULATORY MATTERS, (CONTINUED):

The actual capital ratios for the Bank are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$103,838	14.81%	$56,104	8.00%	$70,131	10.00%
Tier 1 risk-based ratio	95,051	13.55%	42,078	6.00%	56,104	8.00%
Common equity tier 1	95,051	13.55%	31,559	4.50%	45,585	6.50%
Tier 1 leverage ratio	95,051	9.93%	38,275	4.00%	47,844	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based ratio	$96,619	14.55%	$53,116	8.00%	$66,394	10.00%
Tier 1 risk-based ratio	88,319	13.30%	39,837	6.00%	53,116	8.00%
Common equity tier 1	88,319	13.30%	29,877	4.50%	43,156	6.50%
Tier 1 leverage ratio	88,319	10.89%	32,452	4.00%	40,565	5.00%

NOTE 22 BUSINESS SEGMENTS:

	December 31, 2020
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$36,702	$332	$146	$-	$-	$(388)	$36,792
Service charges on deposits	1,191	-	-	-	-	-	1,191
Investment services and insurance income	1	-	709	-	-	(41)	669
Mortgage banking income, net	-	6,154	-	-	-	-	6,154
Title insurance income	-	-	-	1,978	-	-	1,978
Other operating income	2,189	182	-	-	(153)	-	2,218
Total income	40,083	6,668	855	1,978	(153)	(429)	49,002
Expenses:
Interest Expense	5,483	357	-	-	276	(388)	5,728
Provision for loan losses	3,300	-	-	-	-	-	3,300
Salaries and benefits	12,923	2,236	298	1,027	-	-	16,484
Other operating expenses	12,182	920	73	270	51	(41)	13,455
Total expense	33,888	3,513	371	1,297	327	(429)	38,967
Income before income taxes	6,195	3,155	484	681	(480)	-	10,035
Income tax expense (benefit)	925	-	98	-	119	-	1,142
Net income	$5,270	$3,155	$386	$681	$(599)	$-	$8,893
Net income attributable to noncontrolling interest	-	105	-	-	-	-	105
Net Income attributable to F & M Bank Corp.	$5,270	$3,050	$386	$681	$(599)	$-	$8,788
Total Assets	$972,129	$20,157	$8,023	$2,992	$107,726	$(144,108)	$966,930
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 22 BUSINESS SEGMENTS (CONTINUED):

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 23 PARENT COMPANY ONLY FINANCIAL STATEMENTS:

Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Cash and cash equivalents	$11,555	$540
Investment in subsidiaries	95,643	88,864
Other investments	135	135
Income tax receivable (including due from subsidiary)	156	1,904
Goodwill and intangibles	237	274
Total Assets	$107,726	$91,717
Liabilities
Deferred income taxes	81	108
Accrued expenses	-	34
Accrued interest	276	-
Long-term liability	11,740	-
Total Liabilities	$12,097	$142
Stockholders’ Equity
Series A Preferred stock, $25 liquidation preference, 400,000 shares authorized, 205,327 and 206,660 issued and outstanding at December 31, 2020 and 2019, respectively.	$4,558	$4,592
Common stock par value $5 per share, 6,000,000 shares authorized, 200,000 designated, 3,203,372 and 3,208,498 shares issued and outstanding for 2020 and 2019, respectively	16,017	16,042
Additional paid in capital	6,866	7,510
Retained earnings	71,205	66,008
Accumulated other comprehensive loss	(3,017)	(3,211)
Noncontrolling interest in consolidated subsidiaries	-	634
Total Stockholders’ Equity	95,629	91,575
Total Liabilities and Stockholders’ Equity	$107,726	$91,717

Statements of Income

For the years ended December 31, 2020 and 2019

	2020	2019
Income
Dividends from affiliate	$1,500	$6,000
Other income	11	-
Total Income	1,511	6,000

Expenses
Total Expenses	328	53
Net income before income tax expense and undistributed subsidiary net income	1,183	5,947

Income Tax Expense	119	41

Income before undistributed subsidiary net income	1,064	5,906
Undistributed (distributed) subsidiary net income	7,724	(1,397)
Net Income F&M Bank Corp.	$8,788	$4,509

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 23 PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	2020	2019

Cash Flows from Operating Activities
Net income	$8,788	$4,509
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed (distributed) subsidiary income (loss)	(7,724)	1,397
Deferred tax expense (benefit)	478	(5)
Increase (decrease) in other assets	1,785	(905)
Decrease (increase) in other liabilities	610	(38)
Net Cash Provided by Operating Activities	3,937	4,958

Cash Flows from Investing Activities
Purchase of minority interest	(856)	-
Net Cash Used in Investing Activities	(856)	-

Cash Flows from Financing Activities
Proceeds from long-term debt	11,740	-
Repurchase of preferred stock	-	(42)
Repurchase of common stock	(473)	(1,798)
Proceeds from issuance of common stock	258	259
Dividends paid in cash	(3,591)	(3,587)
Net Cash Provided by (Used in) Financing Activities	7,934	(5,167)

Net increase (decrease) in Cash and Cash Equivalents	11,015	(209)

Cash and Cash Equivalents, Beginning of Year	540	749
Cash and Cash Equivalents, End of Year	$11,555	$540

NOTE 24 INVESTMENT IN F&M MORTGAGE, LLC:

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (DBA F&M Mortgage). On April 30, 2020, the bank acquired the remaining 30% interest to have 100% ownership of F&M Mortgage. F&M Mortgage originates both conventional and government sponsored mortgages for sale in the secondary market. Accordingly, the Company consolidated the assets, liabilities, revenues and expenses of F&M Mortgage and reflected the issued and outstanding interest not held by the Company, prior to 100% ownership, in its consolidated financial statements as noncontrolling interest.

NOTE 25 INVESTMENT IN VSTITLE, LLC:

On January 1, 2017, the Company acquired a 76% ownership interest in VSTitle, LLC (VST). VST provides title insurance services to the customers in our market area, including F&M Mortgage and the Bank. F&M Mortgage is the minority owner in VST and accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VST as of December 31, 2020 and 2019.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 26 ACCUMULATED OTHER COMPREHENSIVE LOSS:

The balances in accumulated other comprehensive loss are shown in the following table:

dollars in thousands	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December, 31, 2018	$(94)	$(3,875)	$(3,969)
Change in unrealized securities gains (losses), net of tax	87	-	87
Change in unfunded pension liability, net of tax	-	671	671
Balance at December, 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	811	-	811
Change in unfunded pension liability, net of tax	-	(617)	(617)
Balance at December, 31, 2020	$804	$(3,821)	$(3,017)

There were no reclassifications adjustments reported on the consolidated statements of income during 2020 or 2019.

NOTE 27 REVENUE RECOGNITION:

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

December 31, 2020 and 2019

NOTE 27 REVENUE RECOGNITION (CONTINUED):

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded losses on the sales of OREO property of $205 and $97 in 2020 and 2019, respectively, which is presented on the consolidated income statement as a noninterest expense and therefore not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2020 and 2019.

	Twelve Months Ended December 31,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$1,191	$1,691
Investment Services and Insurance Income	669	678
Title Insurance Income	1,978	1,503
ATM and check card fees	1,900	1,760
Other	547	1,195
Noninterest Income (in-scope of Topic 606)	6,285	6,826
Noninterest Income (out-of-scope of Topic 606)	5,925	3,094
Total	$12,210	$9,920

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 27 REVENUE RECOGNITION (CONTINUED):

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

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

NOTE 28 LEASES:

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Lease Liabilities (included in other liabilities)	$859	$917
Right-of-use assets (included in other assets)	$840	$912
Weighted average remaining lease term	4.12 years	6.26 years
Weighted average discount rate	3.48%	3.51%
	2020	2019
Lease cost (in thousands)
Operating lease cost	$112	$128
Total lease cost	$112	$128

Cash paid for amounts included in the measurement of lease liabilities	$130	$148

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2020 and 2019

NOTE 28 LEASES (CONTINUED):

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of December 31, 2020
Twelve months ending December 31, 2021	$126
Twelve months ending December 31, 2022	130
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Twelve months ending December 31, 2025	53
Thereafter	574
Total undiscounted cash flows	$1,068
Discount	(209)
Lease liabilities	$859

NOTE 29 STOCK INCENTIVE PLAN:

The Company maintains the F & M Bank Corp. 2020 Stock Incentive Plan, which was designed to further the long-term stability and financial success of the Company by attracting and retaining personnel, including employees, directors, and consultants, through the use of stock and stock-based incentives. It was adopted by the Company’s Board, effective upon shareholder approval on May 2, 2020 and will expire on March 18, 2030. The plan provides for the granting of an option, restricted stock, restricted stock unit, stock appreciation right, or stock award to employees, directors, and consultants. It authorizes the issuance of up to 200,000 shares of the Company’s common stock.

The Company’s Stock Plan Committee administers the plan, identifies which participants will be granted awards, and determines the terms and conditions applicable to the awards. No shares were awarded during 2020. On March 5, 2021 the Company’s Stock Plan Committee awarded 15,832 shares with a fair value of $423,506 from this plan to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,332 shares with a fair value of $35,631 to directors. These shares will vest upon issuance.

NOTE 30 SUBSEQUENT EVENTS:

On January 14, 2021 the Bank announced its expansion into the Northern Shenandoah Valley market via a loan production office in Winchester, VA.

On January 27, 2021, the Bank announced it has entered into a purchase and assumption agreement with Carter Bankshares, Inc to acquire a banking office in the city of Waynesboro, VA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

F&M Bank Corp.

Timberville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment - Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of Significant Accounting Policies) and Note 6 (Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s estimate of the probable losses inherent in the Company’s loan portfolio. The Company’s allowance for loan losses has two basic components: the general allowance and the specific allowance. At December 31, 2020, the general allowance represented $7,891,000 of the total allowance for loan losses of $10,475,000. The general allowance is applied to non-impaired loans and uses historical loss experience along with qualitative factors, including changes in lending policies and procedures, the nature and volume of the portfolio, experience of lending management, levels and trends in delinquencies, nonaccrual loans, charge-offs and adversely rated loans, the loan review system, portfolio concentrations, economic conditions, collateral values, and the competitive and legal environment. The qualitative adjustments to the historical loss rates are established by applying an additional loss factor to the loan segments identified by management based on their assessment of shared risk characteristics within similar groups of non-impaired loans. Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio and contribute significantly to the allowance for loan losses.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia

March 18, 2021

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2020, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2020 the Company’s disclosure controls and procedures were effective.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders to be held virtually May 4, 2021 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a broad-based code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored to senior officers who have financial responsibilities. A copy of the codes may be obtained without charge by request from the corporate secretary.

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

Item 14. Principal Accountant Fees and Services

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

PART IV, continued

Item 15. Exhibits and Financial Statement Schedules

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K:

Exhibit No.

3.1	Restated Articles of Incorporation of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.

3.2	Articles of Amendment to the Articles of Incorporation of F&M Bank Corp. designating the Series A Preferred Stock incorporated herein by reference from F&M Bank Corp,’s current report on Form 8-K filed December 4, 2014.

3.2	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Current Report on Form 8-K, filed March 24, 2020.

4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.

10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.

10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.

10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.

10.4	Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Mark C. Hanna, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.5	Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Barton E. Black, incorporated herein by reference from Exhibit 10.2 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.6	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.

10.7	Form of Restricted Stock Award Agreement, filed herewith.

21.0	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

Item 16. Form 10-K Summary

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

F & M Bank Corp. (Registrant)

By:	/s/ Mark C. Hanna	March 18, 2021
	Mark C. Hanna Date	Date
Director and Chief Executive Officer

By:	/s/ Carrie A. Comer	March 18, 2021
	Carrie A. Comer Date	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger		March 18, 2021
Larry A. Caplinger	Director

/s/ John N. Crist		March 18, 2021
John N. Crist	Director

/s/ Dean W. Withers		March 18, 2021
Dean W. Withers	Director

/s/ Daniel J. Harshman		March 18, 2021
Daniel J. Harshman	Director

/s/ Michael W. Pugh		March 18, 2021
Michael W. Pugh	Director, Chair

/s/ Christopher S. Runion		March 18, 2021
Christopher S. Runion	Director

/s/ E. Ray Burkholder		March 18, 2021
E. Ray Burkholder	Director

/s/ Peter H. Wray		March 18, 2021
Peter H. Wray	Director

/s/ Anne Keeler		March 18, 2021
Anne Keeler	Director

