Form 10-Q
period 2021-03-31
F&M BANK CORP
filed 2021-05-11
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2021
Common Stock, par value - $5	3,207,461 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020*
	(Unaudited)
Assets
Cash and due from banks	$12,051	$11,181
Money market funds and interest-bearing deposits in other banks	1,579	1,244
Federal funds sold	90,099	65,983
Cash and cash equivalents	103,729	78,408

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2021 and 2020, respectively	125	125
Available for sale, at fair value	171,703	106,899
Other investments	10,263	10,874
Loans held for sale, at fair value	8,943	14,307
Loans held for sale, participations	6,711	44,372
Loans held for investment	659,373	661,329
Less: allowance for loan losses	(9,704)	(10,475)
Net loans held for investment	649,669	650,854

Bank premises and equipment, net	17,797	17,909
Bank premises held for sale	520	520
Interest receivable	2,404	2,727
Goodwill	2,884	2,884
Bank owned life insurance	22,811	22,647
Other assets	13,418	14,404
Total assets	$1,010,977	$966,930
Liabilities
Deposits:
Noninterest bearing	$252,265	$236,915
Interest bearing	610,487	581,667
Total deposits	862,752	818,582

Long-term debt	32,159	33,202
Other liabilities	18,539	19,517
Total liabilities	913,450	871,301
Commitments and contingencies	-	-
Stockholders’ Equity
Series A Preferred Stock, $25 liquidation preference, 400,000 shares authorized, 205,327 shares issued and outstanding at March 31, 2021 and December 31, 2020	4,558	4,558
Common stock $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,207,154 and 3,203,372 shares issued and outstanding at March 31, 2021 and December 31, 2020	16,036	16,017
Additional paid in capital – common stock	6,956	6,866
Retained earnings	74,108	71,205
Accumulated other comprehensive loss	(4,131)	(3,017)
Total stockholders’ equity	97,527	95,629
Total liabilities and stockholders’ equity	$1,010,977	$966,930

________

*2020 derived from audited consolidated financial statements.

See Notes of Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2021	2020
Interest and fees on loans held for investment	$8,170	$8,452
Interest and fees on loans held for sale	100	270
Interest from money market funds and federal funds sold	15	297
Interest on debt securities	461	91
Total interest and dividend income	8,746	9,110

Interest expense
Total interest on deposits	795	1,452
Interest from short-term debt	-	41
Interest from long-term debt	273	213
Total interest expense	1,068	1,706
Net interest income	7,678	7,404

(Recovery of) Provision for Loan Losses	(725)	1,500
Net Interest Income After (Recovery of) Provision for Loan Losses	8,403	5,904

Noninterest income
Service charges on deposit accounts	285	361
Investment services and insurance income, net	347	184
Mortgage banking income, net	1,672	930
Title insurance income	456	371
Income on bank owned life insurance	168	151
Low-income housing partnership losses	(215)	(223)
ATM and check card fees	520	433
Other operating income	122	222
Total noninterest income	3,355	2,429

Noninterest expense
Salaries	3,296	3,012
Employee benefits	1,216	1,022
Occupancy expense	295	267
Equipment expense	277	306
FDIC insurance assessment	99	95
Other real estate owned, net	-	19
Advertising expense	136	133
Legal and professional fees	199	149
ATM and check card fees	257	244
Telecommunication and data processing expense	540	536
Directors fees	146	110
Bank franchise tax	173	195
Other operating expenses	1,052	1,032
Total noninterest expense	7,686	7,120

Income before income taxes	4,072	1,213
Income tax expense (benefit)	271	(38)
Net Income	3,801	1,251
Net (income) attributable to noncontrolling interest	-	(62)
Net Income attributable to F & M Bank Corp.	$3,801	$1,189
Dividends paid/accumulated on preferred stock	65	66
Net income available to common stockholders	$3,736	$1,123
Per Common Share Data
Net income – basic	$1.17	$.35
Net income – diluted	$1.11	$.35
Cash dividends on common stock	$.26	$.26
Weighted average common shares outstanding – basic	3,205,074	3,204,084
Weighted average common shares outstanding – diluted	3,433,192	3,433,683

See Notes of Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net Income attributable to F & M Bank Corp.	$3,801	$1,189

Other comprehensive loss:
Unrealized holding losses on available-for sale securities	(1,411)	(49)
Tax effect	297	10
Unrealized holding losses, net of tax	(1,114)	(39)

Total other comprehensive (loss)	$(1,114)	$(39)

Comprehensive income attributable to F&M Bank Corp.	$2,687	$1,150

Comprehensive income attributable to noncontrolling interests	$-	$62

Total comprehensive income	$2,687	$1,212

See Notes of Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2021 and 2020

						Accumulated
			Additional		Non	Other
	Preferred	Common	Paid in	Retained	controlling	Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total
Balance December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net income	-	-	-	1,189	62	-	1,251
Other comprehensive loss	-	-	-	-	-	(39)	(39)
Distributions to noncontrolling interest	-	-	-	-	(47)	-	(47)
Dividends on preferred stock ($.32 per share)	-	-	-	(66)	-	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(834)	-	-	(834)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (2,438 shares)	-	12	55	-	-	-	67
Balance, March 31, 2020	$4,592	$15,962	$7,184	$66,297	$649	$(3,250)	$91,434

Balance December 31, 2020	$4,558	$16,017	$6,866	$71,205	$-	$(3,017)	$95,629
Net income	-	-	-	3,801	-	-	3,801
Other comprehensive loss	-	-	-	-	-	(1,114)	(1,114)
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(833)	-	-	(833)
Common stock issued (2,450 shares)	-	12	52	-	-	-	64
Common stock issued for Stock-based Compensation (1,332 shares)	-	7	29	-	-	-	36
Common stock to vest for Stock-based Compensation (3,270 shares)	-	-	9	-	-	-	9
Balance, March 31, 2021	$4,558	$16,036	$6,956	$74,108	$-	$(4,131)	$97,527

See Notes of Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$3,801	$1,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	293	320
Amortization of intangibles	17	17
Amortization of securities	239	(4)
Proceeds from loans held for sale originated	63,032	31,210
Loans held for sale originated	(56,331)	(38,694)
Gain on sale of loans held for sale originated	(1,606)	(917)
(Recovery of) Provision for loan losses	(725)	1,500
Decrease in interest receivable	323	39
(Increase) in deferred taxes	(189)	(331)
Increase in taxes payable	159	-
Decrease in other assets	1,433	1,061
Decrease in accrued expenses	(842)	(1,872)
Amortization of limited partnership investments	215	223
Income from life insurance investment	(168)	(151)
Loss on sale of fixed assets	-	1
Impairment of long-lived assets	-	19
Net cash provided by (used in) operating activities	9,651	(6,390)

Cash flows from investing activities
Purchase of investments available for sale and other investments	(71,076)	(2,978)
Proceeds from maturity of investments available for sale	4,623	21
Proceeds from the redemption of restricted stock, net	395	866
Net decrease (increase) in loans held for investment	1,910	(6,613)
Net decrease in loans held for sale participations	37,661	14,434
Proceeds from the sale of other real estate owned	-	134
Net purchase of property and equipment	(181)	(343)
Net cash (used in) provided by investing activities	(26,668)	5,521

Cash flows from financing activities
Net change in deposits	44,170	37,601
Net change in short-term debt	-	(10,000)
Dividends paid in cash	(898)	(900)
Proceeds from issuance of common stock	109	67
Repurchase of common stock	-	(473)
Repayments of long-term debt	(1,043)	(11,112)
Net cash provided by financing activities	42,338	15,183

Net increase in Cash and Cash Equivalents	25,321	14,314
Cash and cash equivalents, beginning of period	78,408	75,804
Cash and cash equivalents, end of period	$103,729	$90,118
Supplemental Cash Flow information:
Cash paid for: Interest	1,263	1,694

Supplemental non-cash disclosures:
Change in unrealized (loss) gain on securities available for sale	(1,411)	(49)

See Notes of Consolidated Financial Statements

DOLLARS ARE REPORTED IN THOUSANDS THROUGHOUT THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). On May 1, 2020 the Bank purchased the noncontrolling interest of VBS Mortgage, LLC and VSTitle, the minority interest for 2020 covers January 1 through March 31, 2020. Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at twelve branch offices and a Dealer Finance Division. A loan production office in Winchester is slated to open during second quarter 2021. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. (“FMFS”), F&M Mortgage, and VSTitle, LLC (“VST”).

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

Risk and Uncertainties

The coronavirus (“COVID-19”) pandemic spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March 2020 with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings. Branches reopened on April 12, 2021 for regular business hours and staff returned to their normal office locations. The continuing effects of COVID-19 will likely affect our operations throughout the remainder of 2021, although the extent and significance remain unknown. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may adversely affect our future earnings, cash flows and financial condition, including among others, credit losses resulting from financial stress on borrowers, decreased demand for products and operational failures. In addition, significant assumptions, judgments, and estimates used in the preparation of our financial statements, including those associated with evaluations of goodwill for impairment, and allowance for loan losses, may be subject to adjustments in future periods due to the rapidly changing, uncertain and unprecedented nature of the pandemic.

Note 1. Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three-month periods ended March 31, 2021 and 2020.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Three months ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Earnings available to common stockholders:
Net income	$3,801	$1,251
Non-controlling interest income	-	62
Preferred stock dividends	65	66
Net income available to common stockholders	$3,736	$1,123

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$3,736	3,205,074	$1.17	$1,123	3,204,084	$.35
Effect of Dilutive Securities:
Convertible Preferred Stock	65	228,118	(.06)	66	229,599	-
Diluted EPS	$3,801	3,433,192	$1.11	$1,189	3,433,683	$.35

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
U. S. Treasuries	$125	$-	$-	$125
December 31, 2020
U. S. Treasuries	$125	$-	$-	$125

Note 2. Investment Securities, continued

The amortized cost and fair value of securities available for sale are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U. S. Government treasuries	$29,749	$-	$328	$29,421
U. S. Government sponsored enterprises	24,992	-	115	24,877
Securities issued by States and political subdivisions in the U.S.	20,370	351	29	20,692
Mortgage-backed obligations of federal agencies	85,910	574	1,078	85,406
Corporate debt security	11,075	259	27	11,307
Total Securities Available for Sale	$172,096	$1,184	$1,577	$171,703

December 31, 2020
U. S. Government sponsored enterprises	$6,000	$47	$-	$6,047
Securities issued by States and political subdivisions of the U.S.	17,177	515	-	17,692
Mortgage-backed obligations of federal agencies	73,422	502	153	73,771
Corporate debt securities	9,282	121	14	9,389
Total Securities Available for Sale	$105,881	$1,185	$167	$106,899

The amortized cost and fair value of securities at March 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$2,025	$2,059
Due after one year through five years	-	-	98,524	97,596
Due after five years	-	-	62,192	62,464
Due after ten years	-	-	9,355	9,584
Total	$125	$125	$172,096	$171,703

There were no sales of available for sale securities in the period ended March 31, 2021 or 2020. Securities held that are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment, the majority of the twenty-four securities that are in an unrealized loss positions are U.S. Government sponsored enterprises or mortgage-backed obligations of federal agencies. One Security issued by States and political subdivisions in the U.S. was in an unrealized loss position for less than 12 months with minimal loss. Therefore, no securities were determined to be other than temporarily impaired.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
U. S. Government treasuries	$29,421	$328	$-	$-	$29,421	$328
U. S. Government sponsored enterprises	19,877	115	-	-	19,877	115
Securities issued by States and political subdivisions of the U.S.	2,216	29	-	-	2,216	29
Mortgage-backed obligations of federal agencies	45,108	1,078	-	-	45,108	1,078
Corporate debt security	1,473	27	-	-	1,473	27
Total	$98,095	$1,577	$-	$-	$98,095	$1,577

Note 2. Investment Securities, continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U. S. Government sponsored enterprises	$73,771	$153	$-	$-	$73,771	$153
Corporate debt securities	9,389	14	-	-	9,389	14
Total	$83,160	$167	$-	$-	$83,160	$167

As of March 31, 2021, other investments consist of investments in fourteen low-income housing and historic equity partnerships (carrying basis of $7,420), stock in the Federal Home Loan Bank (carrying basis $1,139) and various other investments (carrying basis $1,704). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2021. At March 31, 2021, the Company was committed to invest an additional $1,484 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

During the first three months of 2021, we executed 35 modifications allowing principal and interest deferrals in connection with COVID-19 relief to our customers, for a total of 1,266 deferrals since COVID began. Of those modifications, 52 remain in deferral as of March 31, 2021 with balances of $11,756. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Loans held for investment outstanding at March 31, 2021 and December 31, 2020 are summarized as follows:

(dollars in thousands)	2021	2020
Construction/Land Development	$69,292	$71,467
Farmland	58,384	53,728
Real Estate	154,879	163,018
Multi-Family	4,203	5,918
Commercial Real Estate	137,259	142,516
Home Equity – closed end	7,640	8,476
Home Equity – open end	45,215	46,613
Commercial & Industrial – Non-Real Estate	75,495	65,470
Consumer	8,002	9,405
Dealer Finance	96,370	91,861
Credit Cards	2,634	2,857
Total	$659,373	$661,329

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $165,307 and $173,029 as of March 31, 2021 and December 31, 2020, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of March 31, 2021 and December 31, 2020 were $15,654 and $58,679, respectively.

Note 3. Loans, continued

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$1,779	$1,779	$-	$1,693	$1,693	$-
Farmland	-	-	-	-	-	-
Real Estate	9,519	9,519	-	6,648	6,648	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	9,588	9,588	-	8,592	8,656	-
Home Equity – closed end	678	678	-	687	687	-
Home Equity – open end	-	-	-	151	151	-
Commercial & Industrial – Non-Real Estate	5	5	-	8	8	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	13	13	-	8	8	-
	21,582	21,582	-	17,787	17,851	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	1,678	1,678	1	1,737	1,737	370
Real Estate	1,624	1,624	339	7,143	7,143	365
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	7,110	7,110	1,884	7,464	7,464	1,833
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Credit cards	-	-	-	-	-	-
Dealer Finance	132	132	14	147	147	15
	10,544	10,544	2,238	16,492	16,492	2,584
Total impaired loans	$32,126	$32,126	$2,238	$34,279	$34,343	$2,584

________

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	March 31, 2021		December 31, 2020
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,736	$13	$1,598	$103
Farmland	-	-	-	-
Real Estate	8,084	139	5,520	356
Multi-Family	-	-	-	-
Commercial Real Estate	9,429	21	3,296	229
Home Equity – closed end	344	-	522	34
Home Equity – open end	76	-	38	7
Commercial & Industrial – Non-Real Estate	7	-	55	1
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	11	-	24	1
	19,687	173	11,053	731
Impaired loans with a valuation allowance:
Construction/Land Development	$-	$-	$243	$-
Farmland	1,708	59	1,797	233
Real Estate	4,384	10	8,956	413
Multi-Family	-	-	-	-
Commercial Real Estate	7,287	66	4,108	237
Home Equity – closed end	-	5	177	-
Home Equity – open end	-	-	113	-
Commercial & Industrial – Non-Real Estate	-	-	17	-
Consumer	1	-	2	-
Credit card	-	-	-	-
Dealer Finance	140	3	146	13
	13,520	143	15,559	896
Total Impaired Loans	$33,207	$316	$26,612	$1,627

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of March 31, 2021 and December 31, 2020:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
March 31, 2021
Construction/Land Development	$415	$-	$-	$415	$68,877	$69,292	$168	$-
Farmland	-	-	-	-	58,384	58,384	1,678	-
Real Estate	1,091	384	681	2,156	152,723	154,879	801	-
Multi-Family	-	-	-	-	4,203	4,203	-	-
Commercial Real Estate	-	-	-	-	137,259	137,259	2,890	-
Home Equity – closed end	3	-	30	33	7,607	7,640	30	-
Home Equity – open end	324	26	168	518	44,697	45,215	143	25
Commercial & Industrial – Non- Real Estate	163	-	-	163	75,332	75,495	1	-
Consumer	16	-	-	16	7,986	8,002	-	-
Dealer Finance	696	89	-	785	95,585	96,370	44	-
Credit Cards	25	-	3	28	2,606	2,634	-	3
Total	$2,733	$499	$882	$4,114	$655,259	$659,373	$5,755	$28

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2020
Construction/Land Development	$2,557	$-	$-	$2,557	$68,910	$71,467	$251	$-
Farmland	-	-	-	-	53,728	53,728	1,737	-
Real Estate	1,724	512	304	2,540	160,478	163,018	368	102
Multi-Family	-	-	-	-	5,918	5,918	-	-
Commercial Real Estate	554	-	920	1,474	141,042	142,516	3,820	-
Home Equity – closed end	3	30	-	33	8,443	8,476	-	-
Home Equity – open end	716	-	212	928	45,685	46,613	212	-
Commercial & Industrial – Non- Real Estate	95	44	-	139	65,331	65,470	3	-
Consumer	39	-	-	39	9,366	9,405	-	-
Dealer Finance	694	157	-	851	91,010	91,861	44	-
Credit Cards	45	-	-	45	2,812	2,857	-	-
Total	$6,427	$743	$1,436	$8,606	$652,723	$661,329	$6,435	$102

On March 31, 2021 and December 31, 2020, other real estate owned did not include any foreclosed residential real estate. The Company had $878 of consumer mortgages for which foreclosure was in process on March 31, 2021.

Nonaccrual loans on March 31, 2021 would have earned approximately $52 in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for March 31, 2021 and December 31, 2020 is as follows:

March 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$-	$(578)	$671	$-	$671
Farmland	731	-	-	(312)	419	1	418
Real Estate	1,624	-	24	(77)	1,571	339	1,232
Multi-Family	54	-	-	(27)	27	-	27
Commercial Real Estate	3,662	-	19	(217)	3,464	1,884	1,580
Home Equity – closed end	55	-	-	(4)	51	-	51
Home Equity – open end	463	-	13	(32)	444	-	444
Commercial & Industrial – Non-Real Estate	363	-	6	7	376	-	376
Consumer	521	5	3	443	962	-	962
Dealer Finance	1,674	296	189	89	1,656	14	1,642
Credit Cards	79	8	9	(17)	63	-	63
Total	$10,475	$309	$263	$(725)	$9,704	$2,238	$7,466

December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$66	$1,249	$-	$1,249
Farmland	668	-	-	63	731	370	361
Real Estate	1,573	158	7	202	1,624	365	1,259
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	64	11	1,900	3,662	1,833	1,829
Home Equity – closed end	42	-	-	13	55	-	55
Home Equity – open end	457	34	3	37	463	-	463
Commercial & Industrial – Non-Real Estate	585	138	19	(103)	363	-	363
Consumer	186	89	50	374	521	1	520
Dealer Finance	1,786	1,551	784	655	1,674	15	1,659
Credit Cards	68	123	75	59	79	-	79
Total	$8,390	$2,164	$949	$3,300	$10,475	$2,584	$7,891

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of March 31, 2021 and December 31, 2020:

March 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$69,292	$1,779	$67,513
Farmland	58,384	1,678	56,706
Real Estate	154,879	11,143	143,736
Multi-Family	4,203	-	4,203
Commercial Real Estate	137,259	16,698	120,561
Home Equity – closed end	7,640	678	6,962
Home Equity – open end	45,215	-	45,215
Commercial & Industrial – Non-Real Estate	75,495	5	75,490
Consumer	8,002	-	8,002
Dealer Finance	96,370	145	96,225
Credit Cards	2,634	-	2,634
Total	$659,373	$32,126	$627,247

December 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,467	$1,693	$69,774
Farmland	53,728	1,737	51,991
Real Estate	163,018	13,791	149,227
Multi-Family	5,918	-	5,918
Commercial Real Estate	142,516	16,056	126,460
Home Equity – closed end	8,476	687	7,789
Home Equity –open end	46,613	151	46,462
Commercial & Industrial – Non-Real Estate	65,470	8	65,462
Consumer	9,405	1	9,404
Dealer Finance	91,861	155	91,706
Credit Cards	2,857	-	2,857
Total	$661,329	$34,279	$627,050

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of March 31, 2021 and December 31, 2020:

March 31, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$7	$9,119	$39,444	$16,749	$3,805	$168	$-	$69,292
Farmland	58	440	9,769	33,760	11,660	1,019	1,678	-	58,384
Real Estate	-	1,639	36,549	63,703	33,826	6,575	12,587	-	154,879
Multi-Family	-	-	1,063	1,819	1,183	138	-	-	4,203
Commercial Real Estate	-	4,886	27,478	48,022	27,328	14,652	14,893	-	137,259
Home Equity – closed end	-	69	2,208	2,977	735	1,621	30	-	7,640
Home Equity – open end	-	1,688	16,574	21,849	3,220	1,575	309	-	45,215
Commercial & Industrial (Non-Real Estate)	79	1,364	8,539	23,337	41,348	504	324	-	75,495
Consumer (excluding dealer)	-	169	3,088	3,565	1,173	7	-	-	8,002
Total	$137	$10,262	$114,387	$238,476	$137,222	$29,896	$29,989	$-	$560,369

	Credit Cards	Dealer Finance
Performing	$2,631	$96,326
Non-performing	3	44
Total	$2,634	$96,370

Note 4. Allowance for Loan Losses, continued

December 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$142	$8,448	$40,126	$18,226	$4,274	$251	$-	$71,467
Farmland	58	459	11,707	26,899	11,846	1,022	1,737	-	53,728
Real Estate	-	2,283	39,223	66,698	32,302	6,977	15,535	-	163,018
Multi-Family	-	-	1,075	3,509	1,334	-	-	-	5,918
Commercial Real Estate	-	4,114	31,205	47,477	26,677	18,637	14,406	-	142,516
Home Equity – closed end	-	124	2,479	3,289	759	1,795	30	-	8,476
Home Equity – open end	-	1,705	17,716	22,014	3,171	1,477	530	-	46,613
Commercial & Industrial (Non-Real Estate)	90	1,524	7,601	17,050	38,290	913	2	-	65,470
Consumer (excluding dealer)	-	173	3,461	3,975	1,790	6	-	-	9,405
Total	$148	$10,524	$122,915	$231,037	$134,395	$35,101	$32,491	$-	$566,611

	Credit Cards	Dealer Finance
Performing	$2,857	$91,817
Non-performing	-	44
Total	$2,857	$91,861

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

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2021.

The following is a summary of net periodic pension costs for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Service cost	$216	$202
Interest cost	95	105
Expected return on plan assets	(198)	(183)
Amortization of prior service cost	-	(3)
Amortization of net loss	72	55
Net periodic pension cost	$185	$176

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

Note 6. Fair Value, continued

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

Loans Held for Sale

During the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to begin using fair value accounting for its entire portfolio of originated loans held for sale in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s originated loans held for sale through F&M Mortgage is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company’s portfolio of loans held for sale through F&M Mortgage is classified as Level 2. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

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

Derivative Asset/Liability – Forward Sale Commitments

Beginning with the second quarter of 2020, simultaneous with the purchase of the minority interest in F&M Mortgage, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best-efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment or mortgage loan held for sale. All the Company’s forward sale commitments are classified Level 2.

Note 6. Fair Value, continued

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$8,943	$-	$8,943	$-
IRLC	334	-	334	-
U. S. Government treasuries	29,421		29,421
U. S. Government sponsored enterprises	24,877	-	24,877	-
Securities issued by States and political subdivisions in the U. S.	20,692	-	20,692	-
Mortgage-backed obligations of federal agencies	85,406	-	85,406	-
Corporate debt securities	11,307	-	11,307	-
Forward sales commitments	747	-	747	-
Assets at Fair Value	$181,727	$-	$181,727	$-

Liabilities:
Derivatives - ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$14,307	$-	$14,307	$-
IRLC	816	-	816	-
U.S. Government sponsored enterprises	6,047	-	6,047	-
Securities issued by States and political subdivisions of the US	17,692	-	17,692	-
Mortgage-backed obligations of federal agencies	73,771	-	73,771	-
Corporate debt securities	9,389	-	9,389	-
Assets at Fair Value	$122,022	$-	$122,022	$-

Liabilities:
Derivatives – ICD	$2	$-	$2	$-
Forward Sales Commitments	60	-	60	-
Liabilities at Fair Value	$62	$-	$62	$-

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

Loans measured using the fair value of collateral method are categorized in Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “liquidation” value of independent appraisals or evaluations.

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

As of March 31, 2021 and December 31, 2020, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2021	Total	Level 1	Level 2	Level 3
Farmland	$1,677	-	-	$1,677
Real Estate	1,285	-	-	1,285
Commercial Real Estate	5,226	-	-	5,226
Dealer Finance	118	-	-	118
Impaired loans	$8,306	$-	$-	$8,306

December 31, 2020	Total	Level 1	Level 2	Level 3
Farmland	$1,367	-	-	$1,367
Real Estate	6,778	-	-	6,778
Commercial Real Estate	5,631	-	-	5,631
Dealer Finance	132	-	-	132
Impaired loans	$13,908	-	-	$13,908

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for March 31, 2021:

	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$8,306	Discounted appraised value	Discount for selling costs and marketability	9.26%-60.00% (Average 22.05%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2020:

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$13,908	Discounted appraised value	Discount for selling costs and marketability	9.25%-62.00% (Average 24.39%)

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

March 31, 2021	Total	Level 1	Level 2	Level 3

Assets held for sale	$520	$-	$520	$-
December 31, 2020	Total	Level 1	Level 2	Level 3

Assets held for sale	$520	$-	$520	$-

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets other real estate owned and assets held for sale both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The Company did not have any other real estate owned as of March 31, 2021 and December 31, 2020.

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020. Fair values for March 31, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities."

Note 7. Disclosures about Fair Value of Financial Instruments, continued

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2021
Assets:
Cash and cash equivalents	$103,729	$103,729	$-	$-	$103,729
Securities	171,828	-	171,828	-	171,828
Loans held for sale	15,654	-	15,654	-	15,654
Loans held for investment, net	649,669	-	-	639,152	639,152
Interest receivable	2,404	-	2,404	-	2,404
Bank owned life insurance	22,811	-	22,811	-	22,811
Total	$966,095	$103,729	$212,697	$639,152	$955,578
Liabilities:
Deposits	$862,752	$-	$747,714	$128,450	$876,164
Long-term debt	32,159	-	-	34,179	34,179
Interest payable	342	-	342	-	342
Total	$895,253	$-	$748,056	$162,629	$910,685

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets:
Cash and cash equivalents	$78,408	$78,408	$-	$-	$78,408
Securities	107,024	-	107,024	-	107,024
Loans held for sale	58,679	-	58,679	-	58,679
Loans held for investment, net	650,854	-	-	639,472	639,472
Interest receivable	2,727	-	2,727	-	2,727
Bank owned life insurance	22,647	-	22,647	-	22,647
Total	$920,339	$78,408	$191,077	$639,472	$908,957
Liabilities:
Deposits	$818,582	$-	$702,940	$131,917	$834,857
Long-term debt	33,202	-	-	33,834	33,834
Interest payable	261	-	261	-	261
Total	$852,045	$-	$703,201	$165,751	$868,951

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

During the three months ended March 31, 2021, there was one loan modification that were considered to be a troubled debt restructuring. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

Note 8. Troubled Debt Restructuring, continued

	March 31, 2021
(dollars in thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Real Estate	1	$110	$110
Total	1	$110	$110

On March 31, 2021, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the three months ended March 31, 2020, there was one loan modification that was considered to be a troubled debt restructuring. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	March 31, 2020
(dollars in thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Consumer	1	$4	$4
Total	1	$4	$4

At March 31, 2020, there were one loan restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	March 31, 2020
(dollars in thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Consumer	1	$30	$30
Total	1	$30	$30

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss (dollars in thousands) are shown in the following tables for March 31, 2021 and 2020:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains, net of tax	(1,114)	-	(1,114)
Balance at March 31, 2021	$(310)	$(3,821)	$(4,131)

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	(39)	-	(39)
Balance at March 31, 2020	$(46)	$(3,204)	$(3,250)

There were no reclassifications adjustment reported on the consolidated statements of income during the three months ended March 31, 2021 or 2020.

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

The following tables (dollars in thousands) represent revenues and expenses by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,716	$72	$30	$-	$-	$(72)	$8,746
Service charges on deposits	285	-	-	-	-	-	285
Investment services and insurance income	-	-	348	-	-	(1)	347
Mortgage banking income, net	-	1,672	-	-	-	-	1,672
Title insurance income	-	-	-	456	-	-	456
Other operating income (loss)	593	23	-	-	(21)	-	595
Total income (loss)	9,594	1,767	378	456	(21)	(73)	12,101
Expenses:
Interest Expense	876	66	-	-	198	(72)	1,068
(Recovery of) Provision for loan losses	(725)	-	-	-	-	-	(725)
Salary and benefit expense	3,514	615	97	286	-	-	4,512
Other operating expenses	2,834	233	6	82	20	(1)	3,174
Total expense	6,499	914	103	368	218	(73)	8,029
Net income (loss) before taxes	3,095	853	275	88	(239)	-	4,072
Income tax expense (benefit)	521	-	57	-	(307)	-	271
Net Income attributable to F & M Bank Corp.	$2,574	$853	$218	$88	$68	$-	$3,801
Total Assets	$1,016,023	$14,340	$8,519	$2,559	$109,474	$(139,938)	$1,010,977
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three Months Ended March 31, 2020
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,071	$36	$44	$-	$-	$(41)	$9,110
Service charges on deposits	361	-	-	-	-	-	361
Investment services and insurance income	-	-	188	-	-	(4)	184
Mortgage banking income, net	-	930	-	-	-	-	930
Title insurance income	-	-	-	371	-	-	371
Other operating income	581	2	-	-	-	-	583
Total income	10,013	968	232	371	-	(45)	11,539
Expenses:
Interest Expense	1,719	28	-	-	-	(41)	1,706
Provision for loan losses	1,500	-	-	-	-	-	1,500
Salary and benefit expense	3,167	525	85	257	-	-	4,034
Other operating expenses	2,785	218	10	66	11	(4)	3,086
Total expense	9,171	771	95	323	11	(45)	10,326
Income (loss) before income taxes	842	197	137	48	(11)	-	1,213
Income tax expense (benefit)	(71)	-	19	-	14	-	(38)
Net income (loss)	913	197	118	48	(25)	-	1,251
Net (income) loss attributable to noncontrolling interest	-	62	-	11	(11)	-	62
Net Income (loss) attributable to F & M Bank Corp.	$913	$135	$118	$37	$(14)	-	$1,189
Total Assets	$831,071	$15,566	$7,915	$1,039	$90,908	$(118,032)	$828,467
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (“FHLB”) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short term debt at March 31, 2021 and December 31, 2020.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .81% to 2.39%; the weighted average interest rate was 1.44% at March 31, 2021 and 1.47% at December 31, 2020. The balance of these obligations at March 31, 2021 and December 31, 2020 was $20,411 and $21,268, respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,748 at March 31, 2021.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded no losses on the sale of OREO property as of March 31, 2021 and $19 in losses as of March 31, 2020, which is presented on the consolidated income statement as a noninterest expense and therefore not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$285	$361
Investment Services and Insurance Income	347	1,114
Title Insurance Income	456	371
ATM and check card fees	520	433
Other	63	161
Noninterest Income (in-scope of Topic 606)	1,671	2,440
Noninterest Income (out-of-scope of Topic 606)	1,684	(11)
Total Noninterest Income	$3,355	$2,429

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2021	March 31, 2020
Lease Liabilities	$839	$956
Right-of-use assets	$814	$949
Weighted average remaining lease term	3.89 years	4.75 years
Weighted average discount rate	3.50%	3.47%

Lease cost
Operating lease cost	$26	$33
Total lease cost	$26	$33

Cash paid for amounts included in the measurement of lease liabilities	$31	$38

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
March 31, 2021
Nine months ending December 31, 2021	$99
Twelve months ending December 31, 2022	130
Twelve months ending December 31, 2023	93
Twelve months ending December 31, 2024	92
Twelve months ending December 31, 2025	53
Thereafter	573
Total undiscounted cash flows	$1,040
Discount	201
Lease liabilities	$839

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $8,943 as of March 31, 2021 of which $8,943 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2021, and totaled $334, with a notional amount of $41,285 and total positions of 178. The fair value of the IRLCs at December 31, 2020 totaled $816, with a notional amount of $31,000 and total positions of 134. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended March 31, 2021. The Company’s IRLCs are classified as Level 2. At March 31, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2021, and totaled $747, with a notional amount of $50,497 and total positions of 225. The fair value of forward sales commitments was reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020 totaled $60, with a notional amount of $46,000 and total positions of 205.

Note 15. Stock-Based Compensation

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its twelve branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). A loan production office will open in Winchester, Virginia in the second quarter of 2021. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2020 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe. As a result, the state of Virginia issued a stay-at-home order in March requiring all nonessential businesses to shut down and nonessential workers to stay home. The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies were closed until April 12, 2021. The Company continues to utilize drive through windows and courier service to handle transactions, new accounts can be opened electronically with limited in person contact for document signing and verification of identification, and lenders are taking applications by appointment.

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the pandemic. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans. As of March 31, 2021, there were 437 PPP loans outstanding for a total of $37,000. The Company has recognized a total of $2,169 in fee income from the SBA for PPP loans with $684 recorded in first quarter 2021 and $1,506 recorded in 2020. These fees are recognized over the life of the associated loans; unamortized fees at March 31, 2021 totaled $1,531.

COVID-19 continues to impact local, national, and foreign economies. Many foreign countries and states in the United States continue to be under restrictions for employment, recreation and gatherings. The unemployment rate has declined from the recent high in April 2020 but is still higher than the pre-pandemic level in February 2020.

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. At the beginning of the pandemic, additional resources were allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status. As of March 31, 2021 the Company has identified customers impacted by the pandemic and incorporated them into the bank’s normal monitoring and tracking procedures.

As of April 29, 2021, the Company has executed 37 modifications allowing principal and interest deferrals in 2021 related to COVID-19; the Company has granted 1,268 total modifications under the CARES Act. These modifications, 77% of which were short-term dealer loan modifications, were consistent with regulatory guidance and the CARES Act. As of April 29, 2021, 21 loans remain in deferral with a balance of $9,782.

Based on the Company’s capital levels, conservative underwriting policies, low loan-to-deposit ratio, loan concentration diversification and rural operating environment, management believes that it is well positioned to support its customers and communities and to manage the economic risks and uncertainties associated with COVID-19 pandemic and remain adequately capitalized.

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including as a result of credit deterioration, operational disruptions, decreased demand for products and services, or other reasons. Further, our loan deferral program could delay or make it difficult to identify the extent of current credit quality deterioration during the deferral period. The extent to which the pandemic impacts the Company will depend on future developments, which are uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Overview

Net income for the three months ended March 31, 2021 was $3,801 or $1.11 per diluted share, compared to $1,189 or $0.35 in the same period in 2020, an increase of 219.68%. During the three months ended March 31, 2021, noninterest income increased 38.12% and noninterest expense increased 7.95% during the same period.

Results of Operations

As shown in Table I, the 2021 year to date tax equivalent net interest income increased $285 or 3.83% compared to the same period in 2020. The tax equivalent adjustment to net interest income totaled $29 for the first three months of 2021. The yield on earning assets decreased .96%, while the cost of funds decreased .57% compared to the same period in 2020.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet structure, including PPP loans which were at a rate of 1.00% and building an investment portfolio that has an average yield of .89%, resulted in the net interest margin decreasing to 3.44% for the three months ended March 31, 2021, a decrease of 53 basis points when compared to the same period in 2020. A schedule of the net interest margin for the three-month periods ended March 31, 2021 and 2020 can be found in Table I.

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	March 31, 2021	March 31, 2020
Interest Income – Loans	$8,270	$8,722
Interest Income - Securities and Other Interest-Earnings Assets	476	388
Interest Expense – Deposits	795	1,452
Interest Expense - Other Borrowings	273	254
Total Net Interest Income	7,678	7,404
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	29	18
Total Tax Benefit on Tax-Exempt Interest Income	29	18
Tax-Equivalent Net Interest Income	$7,707	$7,422

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one-year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 35.50% of rate sensitive assets and 34.22% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively low-rate environment, management has continued to decrease deposit rates. The growth in earning assets and the growth in noninterest bearing accounts has resulted in an increase in the positive GAP position in the one-year time period.

The increase in noninterest income of $926 for the three-month period March 31, 2021 compared to the same period in 2020 is due primarily to growth in mortgage banking income ($742), and investment and insurance income ($163). Increase in mortgage banking income was primarily due to increased business due to the low-rate environment. Increase in investment and insurance income was primarily due to a dividend received from the Company’s investment in Bankers Insurance LLC.

Noninterest expense for the three months ended March 31, 2021 increased $566 as compared to 2020. Expenses increased primarily in the areas of salaries ($284), employee benefits ($194), legal and professional fees ($50), and directors fees ($36). Salary and benefit increases were due to expansion into the Winchester and Waynesboro markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Federal Funds Sold and Interest-Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00% to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $90,099 and $65,983 in federal funds sold at March 31, 2021 and December 31, 2020, respectively. Growth in excess funds is due to strong deposit growth, and the Company is deploying these funds into the investment portfolio. Interest bearing bank deposits have increased by $335 since year end from $1,244 to $1,579.

Balance Sheet

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management. With the tremendous growth in deposits during the past twelve months, the Company has worked to strategically invest the excess funds into an investment portfolio. This has resulted in an increase in the investments available for sale of $64,804.

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

As of March 31, 2021, the fair value of securities available for sale was below their cost by $393. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 4.90 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of March 31, 2021, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in western Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area. There are no loan concentrations as defined by regulatory guidelines.

Loans Held for Investment of $659,373 decreased $1,956 on March 31, 2021 compared to December 31, 2020. Loan growth in the commercial non-real estate (PPP loans), farmland and dealer finance segments of the portfolio was offset by declines in residential and commercial real estate.

Loans Held for Sale totaled $15,654 on March 31, 2021, a decrease of $43,025 compared to December 31, 2020. The Northpointe participation loan program, as well as F&M mortgage loans, are typically subject to seasonal fluctuations. Both experienced tremendous volume at year end with the largest portion being Northpointe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $5,783 on March 31, 2021 compared to $6,537 at December 31, 2020. The decrease in nonperforming loans from year end is primarily due to one commercial relationship which was paid off due to the sale of the collateral. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

As of March 31, 2021 and December 31, 2020, the Company did not hold any real estate which was acquired through foreclosure.

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual Loans:
Construction/Land Development	$168	$251
Farmland	1,678	1,737
Real Estate	801	368
Multi-Family	-	-
Commercial Real Estate	2,890	3,820
Home Equity – Closed-end	30	-
Home Equity – Open-end	143	212
Commercial & Industrial – Non-Real Estate	1	3
Consumer	-	-
Dealer Finance	44	44
Credit Cards	-	-

Loans past due 90 days or more:
Construction/Land Development	$-	$-
Farmland	-	-
Real Estate	-	102
Multi-Family	-	-
Commercial Real Estate	-	-
Home Equity – Closed-End	-	-
Home Equity – Open-End	25	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Dealer Finance	-	-
Credit Cards	3	-

Total Nonperforming loans	$5,783	$6,537

Restructured Loans current and performing:
Real Estate	$3,040	$2,989
Home Equity	678	687
Commercial	1,909	1,922
Consumer	126	150

Nonperforming loans as a percentage of loans held for investment	.88%	.99%
Net charge offs to total loans held for investment[1]	.03%	.18%
Allowance for loan and lease losses to nonperforming loans	167.80%	160.24%

1 – Annualized for three-month period ended March 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

The allowance for loan losses of $9,704 at March 31, 2021 is equal to 1.47% of loans held for investment, or 1.56% of loans held for investment excluding PPP loans. This compares to an allowance of $10,475 (1.58%) at December 31, 2020. During the first quarter 2021, one new relationship was individually reviewed for impairment with no reserve required. Another relationship paid off due to the sale of the collateral at a foreclosure sale; two relationships previously reviewed recognized improvements in their collateral position, which resulted in decreased reserves. The Company’s two-year loss history improved as there have been less charge-offs in the most recent 24 months.

Due to COVID-19, the Company had added or increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. The Company was able to decrease these factors in the first quarter due to a low number of CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and improvements in past dues and nonperforming loans. Past due loans have decreased $4,494 since December 31, 2020 and as stated previously, the Company experienced a decrease in nonperforming loans during 2021. As a result, the Bank recorded a negative provision for loan losses of $725 in the first three months of 2021. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2021 have increased $44,170 since December 31, 2020. Noninterest bearing deposits increased $15,350 while interest bearing increased $28,820. The increase in deposits in the first three months is due to a focus on deposit growth as an organization and general savings of customers due to the economic uncertainty. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service)

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Deposits and Other Borrowings, continued

and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50,000 in deposits. At March 31, 2021 and December 31, 2020 the Company had a total of $256 and $256 in CDARS funding and $34,546 and $35,943 in ICS funding, respectively.

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (“FHLB”), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale. As of March 31, 2021, there were no short-term borrowings. There were no balances in FHLB daily rate credit at March 31, 2021 or December 31, 2020.

Long-term borrowings

Borrowings from the FHLB have been an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $20,411 and $21,268 on March 31, 2021 and December 31, 2020, respectively.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,748 at March 31, 2021.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At March 31, 2021, the Bank had Common Equity Tier I capital of 14.80% of risked weighted assets, Tier I capital of 14.80% of risk weighted assets and combined Tier I and II capital of 16.05% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2020, the Bank had Common Equity Tier I capital of 13.55% of risk weighted assets, Tier I capital of 13.55% of risk weighted assets and combined Tier I and II capital of 14.81% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At March 31, 2021, the Bank reported a leverage ratio of 10.13%, compared to 9.93% at December 31, 2020. The Bank’s leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 8.05% at March 31, 2021 and 6.81% at December 31, 2020. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution and with Pacific Coast Bankers Bank. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Additionally, the Bank can utilize the Federal Reserve Discount Window.

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

As of March 31, 2021, the Company had a cumulative Gap Rate Sensitivity Ratio of 12.06% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is in the process of transitioning away from LIBOR for its loan and other financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

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

In January 2017, the FASB issued ASU 2017-04, ”Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. The COVID-19 discussion following the Critical Accounting Policies at the beginning of the Management’s Discussion and Analysis and note 3 provide more details on what the Company is doing to prepare for the impact.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Income/	Average	Average	Income/	Average
	Balance[2,4]	Expense	Rates	Balance[2,4]	Expense	Rates
Interest income
Loans held for investment[1,2]	$673,744	$8,196	4.93%	$610,174	$8,469	5.58%
Loans held for sale	13,221	94	2.88%	33,490	270	3.24%
Federal funds sold	87,157	15	0.07%	94,964	294	1.25%
Interest bearing deposits	884	0	0.11%	1,278	3	.94%
Investments
Taxable [3]	126,973	427	1.37%	11,637	91	3.15%
Partially taxable	125	1	1.62%	125	1	3.22%
Tax exempt	6,237	42	2.73%	-	-	-
Total earning assets	$908,341	$8,775	3.92%	$751,668	$9,128	4.88%
Interest Expense
Demand deposits	114,699	44	0.16%	96,060	63	.26%
Savings	347,332	351	0.41%	254,053	794	1.26%
Time deposits	129,142	400	1.26%	136,502	595	1.75%
Short-term debt	-	-	-	7,143	41	2.31%
Long-term debt	32,531	273	3.40%	45,570	213	1.88%
Total interest bearing liabilities	$623,704	$1,068	0.70%	$539,328	$1,706	1.27%

Tax equivalent net interest income		$7,707			$7,422

Net interest margin			3.44%			3.97%

___________

[1]	Interest income on loans includes loan fees.
[2]	Loans held for investment include nonaccrual loans.
[3]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.

Interest Sensitivity Analysis

March 31, 2021

(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$69,836	$27,547	$107,083	$70,856	$-	$275,322
Installment	771	1,374	77,700	24,546	-	104,391
Real estate	75,460	46,025	139,966	15,575	-	277,026
Loans held for sale	15,654	-	-	-	-	15,654
Credit cards	2,634	-	-	-	-	2,634
Interest bearing bank deposits	1,580	-	-	-	-	1,580
Federal funds sold	90,099	-	-	-	-	90,099
Investment securities	125	2,059	97,596	72,048	-	171,828
Total	256,159	77,005	422,345	183,025	-	938,534

Sources of funds
Interest bearing demand deposits	-	23,815	71,446	23,815	-	119,076
Savings deposits	-	144,202	194,184	24,991	-	363,377
Certificates of deposit	13,285	35,207	79,542	-	-	128,034
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	857	2,572	18,605	10,125	-	32,159
Total	14,142	205,796	363,777	58,931	-	642,646

Discrete Gap	242,017	(128,791)	58,568	124,094	-	295,888

Cumulative Gap	$242,017	$113,226	$171,794	$295,888	$295,888

Ratio of Cumulative Gap to Total Earning Assets	25.79%	12.06%	18.30%	31.53%	31.53%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2021. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2020 in the Company’s 2020 Form 10-K, Item 7A or Part II.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2021	F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

