Form 10-Q
period 2021-06-30
F&M BANK CORP
filed 2021-08-16
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-13273

F&M BANK CORP

Virginia	54-1280811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. Box 1111Timberville, Virginia 22853

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2021
Common Stock, par value ‑ $5	3,209,740 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2021	2020*
	(Unaudited)
Assets
Cash and due from banks	$15,415	$11,181
Money market funds and interest-bearing deposits in other banks	3,902	1,244
Federal funds sold	166,698	65,983
Cash and cash equivalents	186,015	78,408

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2021 and 2020, respectively	125	125
Available for sale, at fair value	188,654	106,899
Other investments	10,036	10,874
Loans held for sale, at fair value	8,855	14,307
Loans held for sale, participations	-	44,372
Loans held for investment, net of deferred fees and costs	660,956	661,329
Less: allowance for loan losses	(8,727)	(10,475)
Net loans held for investment	652,229	650,854

Bank premises and equipment, net	17,431	17,909
Bank premises held for sale	300	520
Interest receivable	2,477	2,727
Goodwill	3,082	2,884
Bank owned life insurance	22,550	22,647
Other assets	13,221	14,404
Total assets	$1,104,975	$966,930
Liabilities
Deposits:
Noninterest bearing	$269,618	$236,915
Interest bearing	685,726	581,667
Total deposits	955,344	818,582

Long-term debt	31,309	33,202
Other liabilities	18,110	19,517
Total liabilities	1,004,763	871,301
Commitments and contingencies	-	-
Stockholders’ Equity
Series A Preferred Stock $25 liquidation preference, 400,000 shares authorized, 205,327	4,558	4,558
shares issued and outstanding at June 30, 2021 and December 31, 2020
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,209,339 and	16,047	16,017
3,203,372 shares issued and outstanding at June 30, 2021 and December 31, 2020
Additional paid in capital – common stock	7,034	6,866
Retained earnings	76,425	71,205
Accumulated other comprehensive loss	(3,852)	(3,017)
Total stockholders’ equity	100,212	95,629
Total liabilities and stockholders’ equity	$1,104,975	$966,930

*2020 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2021	2020
Interest and fees on loans held for investment	$8,217	$8,544
Interest and fees on loans held for sale	37	323
Interest from money market funds and federal funds sold	29	24
Interest on debt securities	536	101
Total interest and dividend income	8,819	8,992

Interest expense
Total interest on deposits	818	1,159
Interest from long-term debt	251	226
Total interest expense	1,069	1,385

Net interest income	7,750	7,607

(Recovery of) Provision for Loan Losses	(1,250)	800
Net Interest Income After (Recovery of) Provision for Loan Losses	9,000	6,807

Noninterest income
Service charges on deposit accounts	254	225
Investment services and insurance income, net	180	173
Mortgage banking income, net	1,027	1,971
Title insurance income	595	472
Income on bank owned life insurance	165	136
Low income housing partnership losses	(216)	(224)
ATM and check card fees	600	462
Other operating income	481	143
Total noninterest income	3,086	3,358

Noninterest expense
Salaries	3,589	2,932
Employee benefits	1,056	1,202
Occupancy expense	343	305
Equipment expense	319	290
FDIC insurance assessment	105	94
Other real estate owned, net	-	121
Advertising expense	197	174
Legal and professional fees	246	132
ATM and check card fees	294	270
Telecommunication and data processing expense	582	542
Directors fees	112	113
Bank franchise tax	179	189
Impairment on long lived assets	171	19
Other operating expenses	1,251	901
Total noninterest expense	8,444	7,284

Income before income taxes	3,642	2,881
Income tax expense	422	211
Net Income	3,220	2,670
Net income attributable to non-controlling interest	-	43
Net Income attributable to F & M Bank Corp.	$3,220	$2,627
Dividends paid/accumulated on preferred stock	66	66
Net income available to common stockholders	$3,154	$2,561

Per Common Share Data
Net income – basic	$.98	$.80
Net income – diluted	$.93	$.77
Cash dividends on common stock	$.26	$.26
Weighted average common shares outstanding – basic	3,207,978	3,194,282
Weighted average common shares outstanding – diluted	3,413,305	3,400,942

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2021	2020
Interest and fees on loans held for investment	$16,387	$16,996
Interest and fees on loans held for sale	137	593
Interest from money market funds and federal funds sold	44	321
Interest on debt securities	997	192
Total interest and dividend income	17,565	18,102

Interest expense
Total interest on deposits	1,613	2,611
Interest from short-term debt	-	41
Interest from long-term debt	524	439
Total interest expense	2,137	3,091

Net interest income	15,428	15,011

(Recovery of) Provision for Loan Losses	(1,975)	2,300
Net Interest Income After (Recovery of) Provision for Loan Losses	17,403	12,711

Noninterest income
Service charges on deposit accounts	539	586
Investment services and insurance income, net	527	358
Mortgage banking income, net	2,699	2,900
Title insurance income	1,051	843
Income on bank owned life insurance	333	287
Low-income housing partnership losses	(431)	(447)
ATM and check card fees	1,120	895
Other operating income	603	365
Total noninterest income	6,441	5,787

Noninterest expense
Salaries	6,885	5,944
Employee benefits	2,272	2,224
Occupancy expense	638	572
Equipment expense	596	596
FDIC insurance assessment	204	189
Other real estate owned, net	-	140
Advertising expense	333	304
Legal and professional fees	445	281
ATM and check card fees	551	513
Telecommunication and data processing expense	1,122	1,079
Directors fees	258	229
Bank franchise tax	352	384
Impairment of long-lived assets	171	19
Other operating expenses	2,303	1,930
Total noninterest expense	16,130	14,404

Income before income taxes	7,714	4,094
Income tax expense	693	173
Net Income	7,021	3,921
Net income attributable to non-controlling interest	-	105
Net Income attributable to F & M Bank Corp.	$7,021	$3,816
Dividends paid/accumulated on preferred stock	131	132
Net income available to common stockholders	$6,890	$3,684

Per Common Share Data
Net income – basic	$2.15	$1.15
Net income – diluted	$2.04	$1.11
Cash dividends on common stock	.52	.52
Weighted average common shares outstanding – basic	3,206,534	3,199,183
Weighted average common shares outstanding – diluted	3,434,652	3,428,782

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net Income attributable to F & M Bank Corp.	$7,021	$3,816	$3,220	$2,627

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for sale securities	(1,057)	(82)	353	(33)
Tax effect	222	17	(74)	7
Unrealized holding (losses) gains, net of tax	(835)	(65)	279	(26)

Total other comprehensive (loss) income	(835)	(65)	279	(26)

Comprehensive income attributable to F&M Bank Corp.	$6,186	$3,751	$3,499	$2,601

Comprehensive income attributable to noncontrolling interests	$-	$105	$-	$43

Total comprehensive income	$6,186	$3,856	$3,499	$2,644

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2021 and 2020.

						Accumulated
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Other Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance March 31, 2020	$4,592	$15,962	$7,184	$66,297	$649	$(3,250)	$91,434
Net income	-	-	-	2,627	43	-	2,670
Other comprehensive (loss)	-	-	-	-	-	(26)	(26)
Distributions to noncontrolling interest	-	-	-	-	(130)	-	(130)
Dividends on preferred stock ($.32 per share)	-	-	-	(66)	-	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(840)	-	-	(840)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock issued (3,474 shares)	-	18	48	-	-	-	66

Balance, June 30, 2020	$4,592	$15,980	$6,744	$68,018	$-	$(3,276)	$92,058

Balance March 31, 2021	$4,558	$16,036	$6,956	$74,108	$-	$(4,131)	$97,527
Net income	-	-	-	3,220	-	-	3,220
Other comprehensive income	-	-	-	-	-	279	279
Dividends on preferred stock ($.32 per share)	-	-	-	(66)	-	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(837)	-	-	(837)
Common stock issued (2,185 shares)	-	11	52	-	-	-	63
Common stock vested for Stock-based Compensation (5,180)	-	-	26	-	-	-	26

Balance, June 30, 2021	$4,558	$16,047	$7,034	$76,425	$-	$(3,852)	$100,212

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2021 and 2020.

						Accumulated
	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Other Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net Income	-	-	-	3,816	105	-	3,921
Other comprehensive income	-	-	-	-	-	(65)	(65)
Distributions to noncontrolling interest	-	-	-	-	(177)	-	(177)
Dividends on preferred stock ($.64 per share)	-	-	-	(132)	-	-	(132)
Dividends on common stock ($.52 per share)	-	-	-	(1,674)	-	-	(1,674)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (5,912 shares)	-	30	103	-	-	-	133

Balance, June 30, 2020	$4,592	$15,980	$6,744	$68,018	$-	$(3,276)	$92,058

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$-	$(3,017)	$95,629
Net Income	-	-	-	7,021	-	-	7,021
Other comprehensive income	-	-	-	-	-	(835)	(835)
Dividends on preferred stock ($.64 per share)	-	-	-	(131)	-	-	(131)
Dividends on common stock ($.52 per share)	-	-	-	(1,670)	-	-	(1,670)
Common stock issued (4,635 shares)	-	23	104	-	-	-	127
Common stock issued for Stock-based Compensation (1,332)		7	29				36
Common stock vested for Stock-based Compensation (8,450)	-	-	35	-	-	-	35

Balance, June 30, 2021	$4,558	$16,047	$7,034	$76,424	$-	$(3,852)	$100,212

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$7,021	$3,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	595	639
Amortization of intangibles	33	26
Amortization of securities	495	12
Proceeds from loans held for sale originated	121,553	80,574
Loans held for sale originated	(112,965)	(95,369)
Gain on sale of loans held for sale originated	(3,136)	(2,400)
(Recovery of) Provision for loan losses	(1,975)	2,300
Decrease (increase) in interest receivable	250	(596)
(Increase) in deferred taxes	(189)	(330)
(Decrease) increase in taxes payable	(469)	-
Decrease (increase) in other assets	1,159	(90)
(Decrease) increase in accrued expenses	(505)	4,264
Amortization of limited partnership investments	443	447
Income from life insurance investment	(333)	(303)
(Gain) on the sale of fixed assets	-	(14)
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	171	150
Net cash provided by (used in) operating activities	12,148	(6,874)
Cash flows from investing activities
Purchase of investments available for sale and other investments	(92,006)	(79,003)
Proceeds from maturity of investments available for sale	8,699	2,230
Proceeds from the redemption of restricted stock, net	395	866
Purchase of investments held to maturity	-	(125)
Proceeds from maturity of investments held to maturity	-	125
Net decrease (increase) in loans held for investment	600	(58,761)
Net decrease (increase) in loans held for sale participations	44,372	(6,609)
Proceeds from the sale of fixed assets	-	34
Proceeds from the sale of other real estate owned	-	199
Cash paid for noncontrolling interest	-	(806)
Net purchase of property and equipment	(288)	(563)
Proceeds from life insurance benefits	421	-
Cash received in branch acquisition (net of cash paid)	13,946	-
Net cash (used) in investing activities	(23,861)	(142,413)
Cash flows from financing activities
Net change in deposits	122,816	124,943
Net change in short-term debt	-	(10,000)
Dividends paid in cash	(1,801)	(1,806)
Proceeds from issuance of common stock	198	133
Repurchase of common stock	-	(473)
Issuance of long-term debt	-	59,603
Repayments of long-term debt	(1,893)	(12,219)
Net cash provided by financing activities	119,320	160,181
Net increase in Cash and Cash Equivalents	107,607	10,894
Cash and cash equivalents, beginning of period	78,408	75,804
Cash and cash equivalents, end of period	$186,015	$86,698
Supplemental Cash Flow information:
Cash paid for: Interest	$2,187	$3,106
Taxes	$1,537	$275
Supplemental non-cash disclosures:
Change in unrealized (loss) on securities available for sale	$(1,057)	$(82)
Bank premises and equipment transferred to held for sale	$-	$520
Liability to former noncontrolling interest for remainder of purchase price	$-	$244

Branch purchase:
Tangible assets acquired (net of cash received)	$61	$-
Identifiable intangible assets acquired	$73	$-
Liabilities assumed	$14,044	$-

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). On May 1, 2020 the Bank purchased the noncontrolling interest of VBS Mortgage, LLC and VSTitle, the minority interest for 2020 covers January 1 through March 31, 2020. Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at twelve branch offices and a Dealer Finance Division. A loan production office in Winchester opened during second quarter 2021. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc. (“FMFS”), F&M Mortgage, and VSTitle, LLC (“VST”).

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

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three and six month periods ended June 30, 2021 and 2020.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the Six months ended	For the Three months ended	For the Six months ended	For the Three months ended
(dollars in thousands)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Earnings available to common stockholders:
Net income	$7,021	$3,220	$3,921	$2,670
Non-controlling interest income	-	-	105	43
Preferred stock dividends	131	66	132	66
Net income available to common stockholders	$6,890	$3,154	$3,684	$2,561

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated:

	Six months ended June 30, 2021			Six months ended June 30, 2020
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$6,890	3,206,534	$2.15	$3,684	3,199,183	$1.15
Effect of Dilutive Securities:
Convertible Preferred Stock	131	228,118	(.11)	132	229,599	(.04)
Diluted EPS	$7,021	3,434,652	$2.04	$3,816	3,428,782	$1.11

	Three months ended June 30, 2021			Three months ended June 30, 2020
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$3,154	3,207,978	$.98	$2,561	3,194,282	$.80
Effect of Dilutive Securities:
Convertible Preferred Stock	66	205,327	(.05)	66	206,660	(.04)
Diluted EPS	$3,220	3,413,305	$.93	$2,627	3,400,942	$.77

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
U. S. Treasuries	$125	$-	$-	$125
December 31, 2020
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U. S. Treasuries	$29,760	$-	$354	$29,406
U. S. Government sponsored enterprises	24,992	-	257	24,735
Securities issued by States and political subdivisions in the U.S.	28,883	454	5	29,332
Mortgage-backed obligations of federal agencies	91,539	540	653	91,426
Corporate debt security	13,519	357	121	13,755
Total Securities Available for Sale	$188,693	$1,351	$1,390	$188,654

December 31, 2020
U. S. Government sponsored enterprises	$6,000	$47	$-	$6,047
Securities issued by States and political subdivisions of the U.S.	17,177	515	-	17,692
Mortgage-backed obligations of federal agencies	73,422	502	153	73,771
Corporate debt securities	9,282	121	14	9,389
Total Securities Available for Sale	$105,881	$1,185	$167	$106,899

The amortized cost and fair value of securities at June 30, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$9,728	$9,799
Due after one year through five years	-	-	88,528	88,217
Due after five years	-	-	82,403	82,245
Due after ten years	-	-	8,034	8,393
Total	$125	$125	$188,693	$188,654

There were no sales of available for sale securities in the first or second quarters of 2021 or 2020. Securities held that are U.S. Agency and Government Sponsored Entities and Agency MBS which carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment, the majority of the twenty-four securities that are in an unrealized loss positions are U.S. Government sponsored enterprises or mortgage-backed obligations of federal agencies. One Security issued by States and political subdivisions in the U.S. was in an unrealized loss position for less than 12 months with minimal loss. Therefore, no securities were determined to be other than temporarily impaired.

Note 2. Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of June 30, 2021 and December 31, 2020 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U. S. Government treasuries	$29,405	$354	$-	$-	$29,405	$354
U. S. Government sponsored enterprises	24,735	257	-	-	24,735	257
Securities issued by States and political subdivisions in the U.S.	5,205	5	-	-	5,205	5
Mortgage-backed obligations of federal agencies	45,261	582	7,643	71	52,904	653
Corporate debt security	2,929	121	-	-	2,929	121
Total	$107,535	$1,319	$7,643	$71	$115,178	$1,390

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U. S. Government sponsored enterprises	$73,771	$153	$-	$-	$73,771	$153
Corporate debt security	9,389	14	-	-	9,389	14
Total	$83,160	$167	$-	$-	$83,160	$167

As of June 30, 2021, other investments consist of investments in twenty low-income housing and historic equity partnerships (carrying basis of $7,193), stock in the Federal Home Loan Bank (carrying basis $1,254 and various other investments (carrying basis $1,589). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of June 30, 2021. At June 30, 2021, the Company was committed to invest an additional $979 in five low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

During the pandemic, modifications allowing principal and interest deferrals were granted in connection with COVID-19 relief. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. As of June 30, 2021 one loan remains in deferral status.

Loans held for investment outstanding at June 30, 2021 and December 31, 2020 are summarized as follows:

(dollars in thousands)	2021	2020
Construction/Land Development	$70,489	$71,467
Farmland	60,876	53,728
Real Estate	148,874	163,018
Multi-Family	4,299	5,918
Commercial Real Estate	149,067	142,516
Home Equity – closed end	7,400	8,476
Home Equity – open end	43,626	46,613
Commercial & Industrial – Non-Real Estate	63,726	65,470
Consumer	8,690	9,405
Dealer Finance	101,435	91,861
Credit Cards	2,644	2,857
Gross loans	661,126	661,329
Less: Deferred loan fees, net of costs	(170)	-
Total	$660,956	$661,329

Note 3. Loans, continued

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $158,643 and $173,029 as of June 30, 2021 and December 31, 2020, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of June 30, 2021 and December 31, 2020 were $8,855 and $58,679, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$780	$780	$-	$1,693	$1,693	$-
Farmland	2,381	2,381	-	-	-	-
Real Estate	3,054	3,054	-	6,648	6,648	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	10,292	10,292	-	8,592	8,656	-
Home Equity – closed end	669	669	-	687	687	-
Home Equity – open end	-	-	-	151	151	-
Commercial & Industrial – Non-Real Estate	2	2	-	8	8	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	17	17	-	8	8	-
	17,195	17,195	-	17,787	17,851	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	-	-	-	1,737	1,737	370
Real Estate	1,618	1,618	222	7,143	7,143	365
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	5,654	5,654	605	7,464	7,464	1,833
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Credit cards	-	-	-	-	-	-
Dealer Finance	116	116	14	147	147	15
	7,388	7,388	841	16,492	16,492	2,584
Total impaired loans	$24,583	$24,583	$841	$34,279	$34,343	$2,584

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$1,280	$3	$1,518	$15	$1,222	$16	$1,736	$40
Farmland	1,191	108	352	-	1,191	108	352	-
Real Estate	6,287	(52)	5,258	60	3,985	87	5,015	136
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	9,940	102	1,883	29	5,558	123	1,800	49
Home Equity – closed end	674	6	-	21	684	11	358	21
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	4	-	101	-	7	-	16	-
Consumer	-	-	21	-	-	-	21	-
Credit Cards	-	-	-	-	-	-	-	-
Dealer Finance	15	1	14	1	17	1	40	2
	19,391	168	9,147	126	12,664	346	9,338	248
Impaired loans with a valuation allowance:
Construction/Land Development	$-	$-	$356	$-	$131	$-	$696	$-
Farmland	839	(59)	964	178	876	-	967	184
Real Estate	1,621	22	9,695	122	5,456	32	10,012	262
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	6,382	25	2,338	21	4,973	91	1,739	49
Home Equity – closed end	-	-	429	(10)	-	-	76	-
Home Equity – open end	-	-	76	2	76	-	76	4
Commercial & Industrial – Non-Real Estate	-	-	35	(1)	-	-	96	-
Consumer	-	-	67	-	1	-	68	-
Credit Card	-	-	-	-	-	-	-	-
Dealer Finance	124	2	964	1	135	5	955	5
	8,966	(10)	14,924	313	11,648	128	14,685	504
Total Impaired Loans	$28,357	$158	$24,071	$439	$24,312	$474	$24,023	$752

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2021 and December 31, 2020:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non- Accrual Loans	Recorded Investment >90 days & accruing
June 30, 2021
Construction/Land Development	$81	$42	$275	$398	$70,091	$70,489	$275	$-
Farmland	-	-	-	-	60,876	60,876	1,395	-
Real Estate	740	587	158	1,485	147,389	148,874	770	-
Multi-Family	-	-	-	-	4,299	4,299	-	-
Commercial Real Estate	56	-	-	56	149,011	149,067	2,887	-
Home Equity – closed end	-	-	28	28	7,372	7,400	28	-
Home Equity – open end	164	-	141	305	43,321	43,626	141	-
Commercial & Industrial – Non- Real Estate	78	-	-	78	63,648	63,726	-	-
Consumer	7	-	-	7	8,683	8,690	-	-
Dealer Finance	495	112	-	607	100,828	101,435	36	-
Credit Cards	19	-	-	19	2,625	2,644	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	-	(170)	-	-
Total	$1,640	$741	$602	$2,983	$658,143	$660,956	$5,532	$-

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non- Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2020
Construction/Land Development	$2,557	$-	$-	$2,557	$68,910	$71,467	$251	$-
Farmland	-	-	-	-	53,728	53,728	1,737	-
Real Estate	1,724	512	304	2,540	160,478	163,018	368	102
Multi-Family	-	-	-	-	5,918	5,918	-	-
Commercial Real Estate	554	-	920	1,474	141,042	142,516	3,820	-
Home Equity – closed end	3	30	-	33	8,443	8,476	-	-
Home Equity – open end	716	-	212	928	45,685	46,613	212	-
Commercial & Industrial – Non- Real Estate	95	44	-	139	65,331	65,470	3	-
Consumer	39	-	-	39	9,366	9,405	-	-
Dealer Finance	694	157	-	851	91,010	91,861	44	-
Credit Cards	45	-	-	45	2,812	2,857	-	-
Total	$6,427	$743	$1,436	$8,606	$652,723	$661,329	$6,435	$102

On June 30, 2021 and December 31, 2020, other real estate owned did not include any foreclosed residential real estate. The Company has $878 of consumer mortgages for which foreclosure was in process on June 30, 2021.

Nonaccrual loans on June 30, 2021 would have earned approximately $52 in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2021 and December 31, 2020 is as follows:

June 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$301	$(841)	$709	$-	$709
Farmland	731	-	-	(218)	513	-	513
Real Estate	1,624	-	26	65	1,715	222	1,493
Multi-Family	54	-	-	(21)	33	-	33
Commercial Real Estate	3,662	-	19	(1,010)	2,671	605	2,066
Home Equity – closed end	55	-	-	4	59	-	59
Home Equity – open end	463	-	13	32	508	-	508
Commercial & Industrial – Non-Real Estate	363	-	21	25	409	-	409
Consumer	521	16	17	(312)	210	-	210
Dealer Finance	1,674	483	329	311	1,831	14	1,817
Credit Cards	79	16	16	(10)	69	-	69
Total	$10,475	$515	$742	$(1,975)	$8,727	$841	$7,886

December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$66	$1,249	$-	$1,249
Farmland	668	-	-	63	731	370	361
Real Estate	1,573	158	7	202	1,624	365	1,259
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	64	11	1,900	3,662	1,833	1,829
Home Equity – closed end	42	-	-	13	55	-	55
Home Equity – open end	457	34	3	37	463	-	463
Commercial & Industrial – Non-Real Estate	585	138	19	(103)	363	-	363
Consumer	186	89	50	374	521	1	520
Dealer Finance	1,786	1,551	784	655	1,674	15	1,659
Credit Cards	68	123	75	59	79	-	79
Total	$8,390	$2,164	$949	$3,300	$10,475	$2,584	$7,891

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2021 and December 31, 2020:

June 30, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$70,489	$780	$69,709
Farmland	60,876	2,381	58,495
Real Estate	148,874	4,672	144,202
Multi-Family	4,299	-	4,299
Commercial Real Estate	149,067	15,946	133,121
Home Equity – closed end	7,400	669	6,731
Home Equity –open end	43,626	-	43,626
Commercial & Industrial – Non-Real Estate	63,726	2	63,724
Consumer	8,690	-	8,690
Dealer Finance	101,435	133	101,302
Credit Cards	2,644	-	2,644
Gross loans	661,126	24,583	636,543
Less: Deferred loan fees, net of costs	(170)	-	(170)
Total	$660,956	$24,583	$636,373

December 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$71,467	$1,693	$69,774
Farmland	53,728	1,737	51,991
Real Estate	163,018	13,791	149,227
Multi-Family	5,918	-	5,918
Commercial Real Estate	142,516	16,056	126,460
Home Equity – closed end	8,476	687	7,789
Home Equity –open end	46,613	151	46,462
Commercial & Industrial – Non-Real Estate	65,470	8	65,462
Consumer	9,405	1	9,404
Dealer Finance	91,861	155	91,706
Credit Cards	2,857	-	2,857
Total	$661,329	$34,279	$627,050

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2021 and December 31, 2020:

June 30, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$9,099	$40,721	$18,343	$2,045	$275	$-	$70,489
Farmland	57	426	9,533	35,427	12,371	1,667	1,395	-	60,876
Real Estate	-	1,579	34,415	63,123	30,902	12,772	6,083	-	148,874
Multi-Family	-	-	1,049	1,943	1,174	133	-	-	4,299
Commercial Real Estate	-	4,779	30,737	57,163	26,867	15,369	14,152	-	149,067
Home Equity – closed end	-	66	1,477	3,498	726	1,605	28	-	7,400
Home Equity – open end	-	1,395	15,782	21,317	3,287	1,538	307	-	43,626
Commercial & Industrial (Non-Real Estate)	68	1,078	10,436	24,745	26,769	608	22	-	63,726
Consumer (excluding dealer)	-	385	3,160	4,022	1,118	5	-	-	8,690
Gross Loans	$125	$9,714	$115,688	$251,959	$121,557	$35,742	$22,262	$-	$557,047
Less: Deferred loan fees, net of costs									(170)
Total									$556,877

	Credit Cards	Dealer Finance
Performing	$2,644	$101,399
Non-performing	-	36
Total	$2,644	$101,435

Note 4. Allowance for Loan Losses, continued

December 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$142	$8,448	$40,126	$18,226	$4,274	$251	$-	$71,467
Farmland	58	459	11,707	26,899	11,846	1,022	1,737	-	53,728
Real Estate	-	2,283	39,223	66,698	32,302	6,977	15,535	-	163,018
Multi-Family	-	-	1,075	3,509	1,334	-	-	-	5,918
Commercial Real Estate	-	4,114	31,205	47,477	26,677	18,637	14,406	-	142,516
Home Equity – closed end	-	124	2,479	3,289	759	1,795	30	-	8,476
Home Equity – open end	-	1,705	17,716	22,014	3,171	1,477	530	-	46,613
Commercial & Industrial (Non-Real Estate)	90	1,524	7,601	17,050	38,290	913	2	-	65,470
Consumer (excluding dealer)	-	173	3,461	3,975	1,790	6	-	-	9,405
Total	$148	$10,524	$122,915	$231,037	$134,395	$35,101	$32,491	$-	$566,611

	Credit Cards	Dealer Finance
Performing	$2,857	$91,817
Non-performing	-	44
Total	$2,857	$91,861

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

The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2021 and 2020:

	Six Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service cost	$432	$404	$216	$202
Interest cost	190	209	95	105
Expected return on plan assets	(396)	(367)	(198)	(183)
Amortization of prior service cost	-	(6)	-	(3)
Amortization of net loss	144	111	72	55
Net periodic pension cost	$370	$351	$185	$176

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$8,855	$-	$8,855	$-
IRLC	429	-	429	-
U. S. Treasury securities	29,406	-	29,406	-
U. S. Government sponsored enterprises	24,735	-	24,735	-
Securities issued by States and political subdivisions in the U. S.	29,332	-	29,332	-
Mortgage-backed obligations of federal agencies	91,426	-	91,426	-
Corporate debt securities	13,755	-	13,755	-
Assets at Fair Value	$197,938	$-	$197,938	$-

Liabilities:
Derivatives - ICD	$3	$-	$3	$-
Forward sales commitments	12	-	12	-
Liabilities at Fair Value	$15	$-	$15	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$14,307	$-	$14,307	$-
IRLC	816	-	816	-
U.S. Government sponsored enterprises	6,047	-	6,047	-
Securities issued by States and political subdivisions of the US	17,692	-	17,692	-
Mortgage-backed obligations of federal agencies	73,771	-	73,771	-
Corporate debt securities	9,389	-	9,389	-
Assets at Fair Value	$122,022	$-	$122,022	$-

Liabilities:
Derivatives – ICD	$2	$-	$2	$-
Forward Sales Commitments	60	-	60	-
Liabilities at Fair Value	$62	$-	$62	$-

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

As of June 30, 2021 and December 31, 2020, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,396	$-	$-	$1,396
Commercial Real Estate	5,049	-	-	5,049
Dealer Finance	102	-	-	102
Impaired loans	$6,547	$-	$-	$6,547

December 31, 2020	Total	Level 1	Level 2	Level 3
Farmland	$1,367	$-	$-	$1,367
Real Estate	6,778	-	-	6,778
Commercial Real Estate	5,631	-	-	5,631
Dealer Finance	132	-	-	132
Impaired loans	$13,908	$-	$-	$13,908

The following table presents information about Level 3 Fair Value Measurements for June 30, 2021:

	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$6,547	Discounted appraised value	Discount for selling costs and marketability	8.55%-40%(Average 19.16%)

Note 6. Fair Value, continued

The following table presents information about Level 3 Fair Value Measurements for December 31, 2020:

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range
(dollars in thousands)
Impaired Loans	$13,908	Discounted appraised value	Discount for selling costs and marketability	9.25%-62.00%(Average 24.39%)

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

June 30, 2021	Total	Level 1	Level 2	Level 3
Bank premises held for sale	$300	$-	$300	$-
December 31, 2020	Total	Level 1	Level 2	Level 3
Bank premises held for sale	$520	$-	$520	$-

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

The Company did not have any other real estate owned as of June 30, 2021 and December 31, 2020.

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020. Fair values for June 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

Note 7. Disclosures about Fair Value of Financial Instruments (continued)

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2021
Assets:
Cash and cash equivalents	$186,015	$186,015	$-	$-	$186,015
Securities	188,779	-	188,779	-	188,779
Loans held for sale	8,855	-	8,855	-	8,855
IRLC	429	-	429	-	429
Loans held for investment, net	652,229	-	-	642,896	642,896
Interest receivable	2,477	-	2,477	-	2,477
Bank owned life insurance	22,550	-	22,550	-	22,550
Total	$1,061,334	$186,015	$223,090	$642,896	$1,052,001
Liabilities:
Deposits	$955,344	$-	$835,656	$132,931	$968,587
Forward sales commitments	12	-	12	-	12
Long-term debt	31,309	-	-	32,202	32,202
Interest payable	487	-	487	-	487
Total	$987,152	$-	$836,155	$165,133	$1,001,288

	Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets:
Cash and cash equivalents	$78,408	$78,408	$-	$-	$78,408
Securities	107,024	-	107,024	-	107,024
Loans held for sale	58,679	-	58,679	-	58,679
IRLC	816	-	816	-	816
Loans held for investment, net	650,854	-	-	639,472	639,472
Interest receivable	2,727	-	2,727	-	2,727
Bank owned life insurance	22,647	-	22,647	-	22,647
Total	$921,155	$78,408	$191,893	$639,472	$909,773
Liabilities:
Deposits	$818,582	$-	$702,940	$131,917	$834,857
Forward sales commitments	60	-	60	-	60
Long-term debt	33,202	-	-	33,834	33,834
Interest payable	261	-	261	-	261
Total	$852,105	$-	$703,261	$165,751	$869,012

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

During the six months ended June 30, 2021, there were two loan modifications that were considered to be troubled debt restructurings. One of these loans was modified during the three months ended June 30, 2021 and one loan modification that would be considered a troubled debt restructuring was modified during the first quarter of 2021. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	June 30, 2021
		Pre-Modification	Post-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Farmland	1	$986	$986
Real Estate	1	110	110
Total	2	$1,096	$1,096

On June 30, 2021, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the six months ended June 30, 2020, there were two loan modifications that were considered to be troubled debt restructurings. One of these loans were modified during the three months ended June 30, 2020 and one loan modification that would be considered a troubled debt restructuring were modified during the first quarter of 2020. Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	Six months ended June 30, 2020
		Post-Modification	Pre-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Consumer	2	$11	$11
Total	2	$11	$11

On June 30, 2020, there was one loan restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

	June 30, 2020
		Post-Modification	Pre-Modification
(dollars in thousands)		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Consumer	1	$3	$3
Total	1	$3	$3

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for June 30, 2021 and 2020:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax	(835)	-	(835)
Balance at June 30, 2021	$(31)	$(3,821)	$(3,852)

Note 9. Accumulated Other Comprehensive Loss (continued)

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	(65)	-	(65)
Balance at June 30, 2020	$(72)	$(3,204)	$(3,276)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2021 or 2020.

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

The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2021 and June 30, 2020.

	Six Months Ended June 30, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$17,489	$124	$59	$-	$1	$(108)	$17,565
Service charges on deposits	539	-	-	-	-	-	539
Investment services and insurance income	-	-	530	-	-	(3)	527
Mortgage banking income, net	-	2,699	-	-	-	-	2,699
Title insurance income	-	-	-	1,051	-	-	1,051
Other operating income (loss)	1,621	80	-	-	(76)	-	1,625
Total income (loss)	19,649	2,903	589	1,051	(75)	(111)	24,006
Expenses:
Interest Expense	1,771	98	-	-	376	(108)	2,137
(Recovery of) loan losses	(1,975)	-	-	-	-	-	(1,975)
Salary and benefit expense	7,112	1,282	181	582	-	-	9,157
Other operating expenses	6,300	464	19	154	39	(3)	6,973
Total expense	13,208	1,844	200	736	415	(111)	16,292
Net income (loss) before taxes	6,441	1,059	389	315	(490)	-	7,714
Income tax expense	922	-	81	-	(310)	-	693
Net Income attributable to F & M Bank Corp.	$5,519	$1,059	$308	$315	$(180)	$-	$7,021
Total Assets	$1,110,211	$13,969	$8,367	$3,049	$112,338	$(142,959)	$1,104,975
Goodwill	$2,868	$47	$-	$3	$164	$-	$3,082

Note 10. Business Segments (continued)

	Three months ended June 30, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,773	$52	$29	$-	$1	$(36)	$8,819
Service charges on deposits	254	-	-	-	-	-	254
Investment services and insurance income	-	-	182	-	-	(2)	180
Mortgage banking income, net	-	1,027	-	-	-	-	1,027
Title insurance income	-	-	-	595	-	-	595
Other operating income (loss)	1,028	57	-	-	(55)	-	1,030
Total income (loss)	10,055	1,136	211	595	(54)	(38)	11,905
Expenses:
Interest Expense	895	32	-	-	178	(36)	1,069
(Recovery of) loan losses	(1,250)	-	-	-	-	-	(1,250)
Salary and benefit expense	3,598	667	84	296	-	-	4,645
Other operating expenses	3,466	231	13	72	19	(2)	3,799
Total expense	6,709	930	97	368	197	(38)	8,263
Net income (loss) before taxes	3,346	206	114	227	(251)	-	3,642
Income tax expense	401	-	24	-	(3)	-	422
Net Income attributable to F & M Bank Corp.	$2,945	$206	$90	$227	$(248)	$-	$3,220

Note 10. Business Segments, continued

	Six Months Ended June 30, 2020
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$18,036	$120	$80	$-	$-	$(134)	$18,102
Service charges on deposits	586	-	-	-	-	-	586
Investment services and insurance income	-	-	368	-	-	(10)	358
Mortgage banking income, net	-	2,900	-	-	-	-	2,900
Title insurance income	-	-	-	843	-	-	843
Other operating income (loss)	1,097	56	-	-	(53)	-	1.100
Total income (loss)	19,719	3,076	448	843	(53)	(144)	23,889
Expenses:
Interest Expense	$3,111	$114	$-	$-	$-	$(134)	$3,091
Provision for loan losses	2,300	-	-	-	-	-	2,300
Salary and benefit expense	6,366	1,151	157	494	-	-	8,168
Other operating expenses	5,724	352	28	127	15	(10)	6,236
Total expense	17,501	1,617	185	621	15	(144)	19,795
Net income (loss) before taxes	2,218	1,459	263	222	(68)	-	4,094
Income tax expense	190	-	39	-	(56)	-	173
Net income (loss)	2,028	1,459	224	222	(12)	-	3,921
Net income attributable to non-controlling interest	-	105	-	-	-	-	105
Net Income attributable to F & M Bank Corp.	$2,028	$1,354	$224	$222	$(12)	$-	$3,816
Total Assets	$983,611	$25,546	$7,875	$3,855	$92,418	$(131,703)	$981,602
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three Months Ended June 30, 2020
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,965	$84	$36	$-	$-	$(93)	$8,992
Service charges on deposits	225	-	-	-	-	-	225
Investment services and insurance income	-	-	178	-	-	(5)	173
Mortgage banking income, net	-	1,971	-	-	-	-	1,971
Title insurance income	-	-	-	472	-	-	472
Other operating income (loss)	516	54	-	-	(53)	-	517
Total income (loss)	9,706	2,109	214	472	(53)	(98)	12,350
Expenses:
Interest Expense	1,392	86	-	-	-	(93)	1,385
Provision for loan losses	800	-	-	-	-	-	800
Salary and benefit expense	3,200	626	72	236	-	-	4,134
Other operating expenses	2,937	134	18	62	4	(5)	3,150
Total expense	8,329	846	90	298	4	(98)	9,469
Net income (loss) before taxes	1,377	1,263	124	174	(57)	-	2,881
Income tax expense	260	-	21	-	(70)	-	211
Net income (loss)	1,117	1,263	103	174	13	-	2,670
Net income attributable to non-controlling interest	-	43	-	(11)	11	-	43
Net Income attributable to F & M Bank Corp.	$1,117	$1,220	$103	$185	$2	$-	$2,627

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short-term debt at June 30, 2021 and December 31, 2020.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance and range from .81% to 2.39%; the weighted average interest rate was 1.42% at June 30, 2021 and 1.47% at December 31, 2020. The balance of these obligations at June 30, 2021 and December 31, 2020 were $19,553 and $21,268 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The Company utilized the Federal Reserve Paycheck Protection Program Liquidity Facility to fund the Paycheck Protection Program (“PPP”) loans funded in the second quarter 2020. This funding facility was secured by the PPP loans and interest is set at a fixed rate of .35%. On June 30, 2020, the balances totaled $59,603. Due to excess liquidity these borrowings were paid and there were no borrowings under this program on December 31, 2020 or June 30, 2021.

Note 11. Debt

Long-term Debt, continued

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,756 at June 30, 2021.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded no losses on the sale of OREO property as of June 30, 2021 and $130 in losses as of June 30, 2020, which is presented on the consolidated income statement as a noninterest expense and therefore not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Noninterest Income (in thousands)
In-scope of Topic 606:
Service Charges on Deposits	$539	$586	$254	$225
Investment Services and Insurance Income	527	358	180	173
Title Insurance Income	1,051	843	595	472
ATM and check card fees	1,120	894	600	462
Other	514	283	448	123
Noninterest Income (in-scope of Topic 606)	3,751	2,964	2,077	1,455
Noninterest Income (out-of-scope of Topic 606)	2,690	2,823	1,009	1,903
Total Noninterest Income	$6,441	$5,787	$3,086	$3,358

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2021
Lease Liabilities	$1,068
Right-of-use assets	$1,031
Weighted average remaining lease term	3.79 years
Weighted average discount rate	2.93%

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$15	$25	$51	$58
Total lease cost	$15	$25	$51	$58

Cash paid for amounts included in the measurement of lease liabilities	$35	$31	$66	$69

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

As of
June 30, 2021
Six months ending December 31, 2021	$117
Twelve months ending December 31, 2022	194
Twelve months ending December 31, 2023	135
Twelve months ending December 31, 2024	136
Twelve months ending December 31, 2025	98
Thereafter	588
Total undiscounted cash flows	$1,268
Discount	200
Lease liabilities	$1,068

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $8,855 as of June 30, 2021 of which $8,855 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2021, and totaled $429, with a notional amount of $21,593 and total positions of 93. The fair value of the IRLCs at December 31, 2020 totaled $816, with a notional amount of $31,000 and total positions of 134. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended June 30, 2021. The Company’s IRLCs are classified as Level 2. At June 30, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2021, and totaled $12 thousand, with a notional amount of $30,545 thousand and total positions of 131. The fair value of forward sales commitments was reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020 totaled $60, with a notional amount of $46,000 and total positions of 205.

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

Note 16. Waynesboro Branch Acquisition

On April 26, 2021, the Bank acquired a branch from Carter Bankshares Inc. located in Waynesboro, VA. Pursuant to the transaction, the Bank acquired $14,229 thousand in deposits. In connection with its purchase of the branches, the Bank received a cash payment from Carter Bankshares Inc. of $13,758 thousand, which was net of a premium paid on deposits of $135 thousand. This acquisition provides the Bank with the opportunity to enhance its footprint in Augusta County market.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date. The acquired assets and assumed liabilities of the Waynesboro branch was measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the Waynesboro branch. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Equipment was acquired based on the remaining book value from Carter Bankshares, Inc., which approximated fair value.

The statement of net assets acquired and the resulting goodwill recorded is presented in the following tables. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable assets were recorded at the acquisition date fair value.

	Acquired Balances as Recorded by Carter Bankshares Inc.	Fair Value Adjustments	Acquired Balances as Recorded by Farmers & Merchants Bank
Cash and due from banks	$188	$-	$188

Premises and equipment, net	11	-	11
Right-of-use asset	50	-	50
Core deposit intangible	-	73	73
Total assets	$249	$73	$322

Deposits:
Noninterest-bearing	$1,693	$-	$1,693
Interest-bearing	12,401	135	12,536
Total deposits	14,094	135	14,229

Lease Liability	50	-	50
Total liabilities	$14,144	$135	$14,279

Net assets acquired	$(13,895)	$(62)	$(13,957)

Note 16. Waynesboro Branch Acquisition (continued)

The following table summarizes the acquired assets and assumed liabilities in the purchase as of the acquisition date, and the resulting goodwill of $199 thousand resulting from the transaction (in thousands):

Assets acquired at fair value:
Cash and cash equivalents	$188
Premises and equipment, net	11
Right-of-use asset	50
Core deposit intangible	73
Total fair value of assets acquired	$322

Liabilities assumed at fair value:
Deposits	$14,229
Lease liability	50
Total fair value of liabilities assumed	$14,279

Net assets acquired at fair value	$(13,957)
Transaction consideration paid to Carter Bankshares Inc.	$(13,758)
Amount of goodwill resulting from acquisition	$199

The total amount of goodwill arising from this transaction of $199 thousand is expected to be deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its twelve branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). A loan production office opened in Winchester, Virginia in the second quarter of 2021. TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, and Woodstock, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe. As a result, the state of Virginia issued a stay-at-home order in March requiring all nonessential businesses to shut down and nonessential workers to stay home. The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies were closed until April 12, 2021. The Company utilized drive through windows and courier service to handle transactions, new accounts were opened electronically with limited in person contact for document signing and verification of identification, and lenders were taking applications by appointment.

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the pandemic. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans. As of June 30, 2021, there were 271 PPP loans outstanding for a total of $22,729. The Company has recognized a total of $2,853 in fee income from the SBA for PPP loans with $1,347 recorded in 2021 and $1,506 recorded in 2020. These fees are recognized over the life of the associated loans; unamortized fees at June 30, 2021 totaled $936.

COVID-19 continues to impact local, national, and foreign economies. Many foreign countries and states in the United States continue to be under restrictions for employment, recreation and gatherings. The unemployment rate has declined from the recent high in April 2020 but is still higher than the pre-pandemic level in February 2020.

The Company is closely monitoring the effects of the pandemic on our customers. Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses. At the beginning of the pandemic, additional resources were allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status. As of June 30, 2021 the Company has identified customers impacted by the pandemic and incorporated them into the bank’s normal monitoring and tracking procedures.

As of August 3, 2021, the Company has discontinued granting deferrals related to COVID-19 under the CARES Act. One loan remains in deferral with a balance of $2,486.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

COVID-19 (Continued)

Based on the Company’s capital levels, conservative underwriting policies, low loan-to-deposit ratio, loan concentration diversification and rural operating environment, management believes that it is well positioned to support its customers and communities and to manage the economic risks and uncertainties associated with COVID-19 pandemic and remain adequately capitalized.

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including credit deterioration, operational disruptions, decreased demand for products and services, or other reasons. The extent to which the pandemic impacts the Company will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Overview (Dollars in thousands)

Net income for the six months ended June 30, 2021 was $7,021 or $2.04 per diluted share, compared to $3,816 or $1.11 in the same period in 2020, an increase of 83.99%. This is a $3,205 increase compared to the first six months of 2020. During the six months ended June 30, 2021, noninterest income increased 11.30% and noninterest expense increased 11.98% during the same period.

During the three months ended June 30, 2021, net income was $3,220 or $0.93 per diluted share, compared to $2,627 or $.77 in the same period in 2020, an increase of 22.57%.

Results of Operations

As shown in Table I, the 2021 year to date tax equivalent net interest income increased $432 or 2.87% compared to the same period in 2020. The tax equivalent adjustment to net interest income totaled $57 for the first six months of 2021. The yield on earning assets decreased .80%, while the cost of funds decreased .43% compared to the same period in 2020.

The three months ended June 30, 2021 tax equivalent net interest income increased $147 or 1.93% compared to the same period in 2020. The tax equivalent adjustment to net interest income totaled $27 for the three months ended June 30, 2021.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 3.27% for the six months ended June 30, 2021, a decrease of 48 basis points when compared to the same period in 2020. For the three months ended June 30, 2021, the net interest margin decreased 43 basis points when compared to the same period in 2020. A schedule of the net interest margin for the three and six month periods ended June 30, 2021 and 2020 can be found in Table I.

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Results of Operations (continued)

GAAP Financial Measurements:	June 30, 2021		June 30, 2020
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$16,524	$8,254	$17,589	$8,867
Interest Income - Securities and Other Interest-Earnings Assets	1,041	565	513	125
Interest Expense – Deposits	1,613	818	2,611	1,159
Interest Expense - Other Borrowings	524	251	480	226
Total Net Interest Income	$15,428	$7,750	15,011	7,607

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	57	27	42	24
Total Tax Benefit on Tax-Exempt Interest Income	57	27	42	24
Tax-Equivalent Net Interest Income	$15,485	$7,777	$15,053	$7,631

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one-year time horizon. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 43.57% of rate sensitive assets and 34.49% of rate sensitive liabilities are subject to repricing within one year. Due to the relatively low rate environment, Management has continued to decrease deposit rates. The growth in earning assets and the growth in noninterest bearing accounts has resulted in an increase in the positive GAP position in the one-year time period.

The increase in noninterest income of $654 for the six-month period June 30, 2021 compared to the same period in 2020 is due primarily to growth in title insurance income ($208), ATM and check card fees ($225), and gain on bank owned life insurance ($355). The decrease in noninterest income of $272 for the three months ended June 30, 2021 is primarily due to a decrease in mortgage banking income ($944), offset by an increase in ATM and check card fees ($138) and gain on bank owned life insurance ($355).

Noninterest expense for the six months ended June 30, 2021 increased $1,726 as compared to 2020. Expenses increased primarily in the areas of salaries ($941), legal and professional fees ($164), and impairment of long-lived assets ($152) and other operating expenses ($373). Salary increases were due to expansion into the Winchester and Waynesboro markets. The increase in noninterest expense of $1,160 for the three months ended June 30, 2021 is primarily due to increases in salaries ($657), legal and professional fees ($114), and impairment on long lived assets ($152).

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00% to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $166,698 and $65,983 in federal funds sold at June 30, 2021 and December 31, 2020, respectively. Growth in excess funds is due to strong deposit growth, and the Company is deploying these funds into the investment portfolio. Interest bearing bank deposits have increased by $2,658 since year end from $1,244 to $3,902.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management. With the tremendous growth in deposits during the past twelve months, the Company has worked to strategically invest the excess funds into an investment portfolio. This has resulted in an increase in the investments available for sale of $81,755 since December 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Securities (continued)

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

As of June 30, 2021, the fair value of securities available for sale was below their cost by $39. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 5.17 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of June 30, 2021, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $660,956 decreased $373 on June 30, 2021 compared to $661,329 December 31, 2020. Loan growth in the commercial real estate, farmland and dealer finance segments of the portfolio was offset by declines in residential and multi-family real estate.

Loans Held for Sale totaled $8,855 on June 30, 2021, a decrease of $49,824 compared to $58,679 at December 31, 2020. At June 30, 2021 this balance is F&M mortgage loans, which are typically subject to seasonal fluctuations. The Company did not have any participation loans held for sale at June 30, 2021.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $5,532 on June 30, 2021 compared to $6,537 at December 31, 2020. The decrease in nonperforming loans from year end is primarily due to two commercial relationship which were paid off due to the sale of the collateral. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Loan Portfolio (continued)

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual Loans:
Construction/Land Development	$275	$251
Farmland	1,395	1,737
Real Estate	770	368
Multi-Family	-	-
Commercial Real Estate	2,887	3,820
Home Equity – Closed-end	28	-
Home Equity – Open-end	141	212
Commercial & Industrial – Non-Real Estate	-	3
Consumer	-	-
Dealer Finance	36	44
Credit Cards	-	-

Loans past due 90 days or more:
Construction/Land Development	$-	$-
Farmland	-	-
Real Estate	-	102
Multi-Family	-	-
Commercial Real Estate	-	-
Home Equity – Closed-End	-	-
Home Equity – Open-End	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Dealer Finance	-	-
Credit Cards	-	-
Total Nonperforming loans	$5,532	$6,537

Restructured Loans current and performing:
Real Estate	$2,547	$2,989
Home Equity	669	687
Commercial	2,167	1,922
Consumer	831	150

Nonperforming loans as a percentage of loans held for investment	.81%	.99%
Net charge offs to total loans held for investment[1]	(.07)%	.18%
Allowance for loan and lease losses to nonperforming loans	163.67%	160.24%

1 – Annualized for six month period ended June 30, 2021

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Allowance for Loan Losses (continued)

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

The allowance for loan losses of $8,727 at June 30, 2021 is equal to 1.32% of loans held for investment, or 1.37% of loans held for investment excluding PPP loans. This compares to an allowance of $10,475 (1.58%) at December 31, 2020. During the second quarter 2021, one new relationship was individually reviewed for impairment with no reserve required. Four relationships previously reviewed recognized improvements in their collateral position, which resulted in decreased reserves. The Company’s two-year loss history improved as there have been less charge-offs in the most recent 24 months. There was little change in the qualitative factors as loan growth was offset by decreases in COVID related factors.

Due to COVID-19, the Company had added or increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. The Company was able to decrease these factors in the first and second quarters due to a low number of CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and improvements in past dues and nonperforming loans. Past due loans have decreased $5,623 since December 31, 2020 and as stated previously, the Company experienced a decrease in nonperforming loans during 2021. As a result, the Bank recorded a negative provision for loan losses of $1,250 in the three months ending June 30, 2021 and $1,975 for the six months ending June 30, 2021. Management will continue to monitor nonperforming and past due loans and will make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at June 30, 2021 have increased $136,762 since December 31, 2020. Noninterest bearing deposits increased $32,703 while interest bearing increased $104,059. The increase in deposits in the first six months is due to a focus on deposit growth as an organization as well as excess funds that customers are holding due to COVID. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At June 30, 2021 and December 31, 2020 the Company had a total of $256 in CDARS funding and $65,747 and $35,943 in ICS funding, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (“FHLB”), and short-term fixed rate FHLB borrowings. Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale. As June 30, 2021 and December 31, 2020, there were no short-term borrowings due to excess liquidity.

Long-term borrowings

Borrowings from the FHLB have been an important source of funding. The Company’s subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $19,553 and $21,268 on June 30, 2021 and December 31, 2020, respectively.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,756 at June 30, 2021.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At June 30, 2021, the Bank had Common Equity Tier I capital of 14.76% of risked weighted assets, Tier I capital of 14.76% of risk weighted assets and combined Tier I and II capital of 16.01% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2020, the Bank had Common Equity Tier I capital of 13.55% of risk weighted assets, Tier I capital of 13.55% of risk weighted assets and combined Tier I and II capital of 14.81% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition. At June 30, 2021, the Bank reported a leverage ratio of 9.58%, compared to 9.93% at December 31, 2020. The Bank's leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 8.01% at June 30, 2021 and 6.81% at December 31, 2020. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

As of June 30, 2021, the Company had a cumulative Gap Rate Sensitivity Ratio of 19.40% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

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

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2021. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Bank/Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Bank/Company on January 1, 2021. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended			Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rates[1]	Balance	Expense	Rates[1]	Balance	Expense	Rates[1]	Balance	Expense	Rates[1]
Interest income
Loans held for investment[2,3]	$662,319	$16,328	4.97%	$634,715	$17,039	5.40%	$663,810	$8,204	4.96%	$659,875	$8,570	5.22%
Loans held for sale	18,206	235	2.60%	43,308	588	2.93%	12,491	69	2.22%	47,045	318	2.72%
Federal funds sold	116,077	44	.08%	114,477	317	.56%	144,680	29	.08%	134,335	23	.07%
Interest bearing deposits	1,302	-	-	1,032	3	.58%	1,716	-	-	785	-	-
Investments
Taxable [4]	149,934	929	1.25%	14,843	174	2.36%	169,864	501	1.18%	19,740	83	1.69%
Partially taxable	125	1	1.61%	123	1	1.63%	125	-	-	125	-	-
Tax exempt	6,216	85	2.76%	1,114	22	3.97%	6,216	43	2.77%	2,228	22	3.97%
Total earning assets	$954,179	$17,622	3.72%	$806,612	$18,144	4.52%	$998,902	$8,846	3.55%	$864,133	$9,016	4.20%
Interest Expense
Demand deposits	123,994	107	.17%	98,507	134	.27%	136,236	63	.19%	103,312	71	.28%
Savings	368,743	738	.40%	273,765	1,310	.96%	386,857	386	.40%	290,762	516	.71%
Time deposits	130,268	768	1.19%	134,579	1,167	1.74%	131,383	369	1.13%	132,656	572	1.73%
Short-term debt	-	-	-	3,571	41	2.31%	-	-	-	-	-	-
Long-term debt	32,009	524	3.30%	61,829	439	1.43%	31,580	251	3.19%	78,088	226	1.16%
Total interest bearing liabilities	$655,014	$2,137	.66%	$572,251	$3,091	1.09%	$686,056	$1,069	.62%	$604,818	$1,385	.92%

Tax equivalent net interest income		$15,485			$15,053			$7,777			$7,631

Net interest margin			3.27%			3.75%			3.12%			3.55%

___________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[5]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.

Interest Sensitivity Analysis

June 30, 2021

(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3	4 – 12	1 – 5	Over 5	Not
	Months	Months	Years	Years	Classified	Total

Uses of funds
Loans
Commercial	$104,544	$28,390	$117,070	$27,964	$-	$277,968
Installment	1,990	1,646	78,056	28,433	-	110,125
Real estate loans for investments	72,817	46,897	139,665	10,678	-	270,057
Loans held for sale	8,855	-	-	-	-	8,855
Credit cards	2,634	-	-	-	-	2,634
Interest bearing bank deposits	3,902	-	-	-	-	3,902
Federal funds sold	166,698	-	-	-	-	166,698
Investment securities	125	9,800	88,217	90,637	-	188,779
Total	361,565	86,733	423,008	157,712	-	1,029,018

Sources of funds
Interest bearing demand deposits	-	30,078	90,235	30,078	-	150,392
Savings deposits	-	163,297	217,320	27,012	-	407,629
Certificates of deposit	14,375	37,636	79,547	12	-	131,570
Long-term borrowings	857	2,392	18,060	10,000	-	31,309
Total	15,232	233,403	405,162	67,102	-	720,900

Discrete Gap	346,333	(146,670)	17,846	90,610	-	308,118

Cumulative Gap	$346,333	$199,663	$217,509	$308,119	$308,119

Ratio of Cumulative Gap to Total Earning Assets	33.66%	19.40%	21.14%	29.94%	29.94%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2021. In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity. Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

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

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

August 16, 2021

