Form 10-Q
period 2021-09-30
F&M BANK CORP
filed 2021-11-10
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2021
Common Stock, par value ‑ $5	3,391,197 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020*
	(Unaudited)
Assets
Cash and due from banks	$11,969	$11,181
Money market funds and interest-bearing deposits in other banks	2,942	1,244
Federal funds sold	165,666	65,983
Cash and cash equivalents	180,577	78,408

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2021 and 2020, respectively	125	125
Available for sale, at fair value	271,445	106,899
Other investments	9,426	10,874
Loans held for sale, at fair value	3,610	14,307
Loans held for sale, participations	-	44,372
Loans held for investment, net of deferred fees and costs	655,831	661,329
Less: allowance for loan losses	(8,431)	(10,475)
Net loans held for investment	647,400	650,854

Bank premises and equipment, net	17,193	17,909
Bank premises held for sale	300	520
Interest receivable	2,579	2,727
Goodwill	3,082	2,884
Bank owned life insurance	22,714	22,647
Other assets	12,208	14,404
Total assets	$1,170,659	$966,930
Liabilities
Deposits:
Noninterest bearing	$268,961	$236,915
Interest bearing	761,331	581,667
Total deposits	1,030,292	818,582

Long-term debt	21,764	33,202
Other liabilities	16,925	19,517
Total liabilities	1,068,981	871,301
Commitments and contingencies	-	-
Stockholders’ Equity
Series A Preferred Stock $25 liquidation preference, 400,000 shares authorized, 205,327	4,558	4,558
shares issued and outstanding at September 30, 2021 and December 31, 2020
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,211,574 and	16,058	16,017
3,203,372 shares issued and outstanding at September 30, 2021 and December 31, 2020
Additional paid in capital – common stock	7,113	6,866
Retained earnings	77,858	71,205
Accumulated other comprehensive loss	(3,909)	(3,017)
Total stockholders’ equity	101,678	95,629
Total liabilities and stockholders’ equity	$1,170,659	$966,930

*2020 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2021	2020
Interest and fees on loans held for investment	$8,201	$8,345
Interest and fees on loans held for sale	24	384
Interest from money market funds and federal funds sold	55	15
Interest on debt securities	775	434
Total interest and dividend income	9,055	9,178

Interest expense
Total interest on deposits	851	1,074
Interest from long-term debt	238	350
Total interest expense	1,089	1,424

Net interest income	7,966	7,754

(Recovery of) Provision for Loan Losses	(235)	1,000
Net Interest Income After (Recovery of) Provision for Loan Losses	8,201	6,754

Noninterest income
Service charges on deposit accounts	300	302
Investment services and insurance income, net	210	167
Mortgage banking income, net	1,176	1,621
Title insurance income	556	543
Income on bank owned life insurance	169	171
Low income housing partnership losses	(215)	(223)
ATM and check card fees	595	499
Other operating income	165	148
Total noninterest income	2,956	3,228

Noninterest expense
Salaries	3,655	3,470
Employee benefits	1,047	611
Occupancy expense	295	278
Equipment expense	292	296
FDIC insurance assessment	105	95
Other real estate owned, net	-	201
Advertising expense	221	136
Legal and professional fees	267	160
ATM and check card fees	276	264
Telecommunication and data processing expense	613	464
Directors fees	111	96
Bank franchise tax	180	174
Other operating expenses	1,439	1,159
Total noninterest expense	8,501	7,404

Income before income taxes	2,656	2,578
Income tax expense	319	372
Net Income	$2,337	$2,206
Dividends paid/accumulated on preferred stock	65	65
Net income available to common stockholders	$2,272	$2,141

Per Common Share Data
Net income – basic	$0.71	$0.67
Net income – diluted	$0.66	$0.65
Cash dividends on common stock	.26	.26
Weighted average common shares outstanding – basic	3,210,577	3,197,718
Weighted average common shares outstanding – diluted	3,415,904	3,404,378

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2021	2020
Interest and fees on loans held for investment	$24,588	$25,341
Interest and fees on loans held for sale	161	977
Interest from money market funds and federal funds sold	99	336
Interest on debt securities	1,772	626
Total interest and dividend income	26,620	27,280

Interest expense
Total interest on deposits	2,464	3,685
Interest from short-term debt	-	41
Interest from long-term debt	762	789
Total interest expense	3,226	4,515

Net interest income	23,394	22,765

(Recovery of) Provision for Loan Losses	(2,210)	3,300
Net Interest Income After (Recovery of) Provision for Loan Losses	25,604	19,465

Noninterest income
Service charges on deposit accounts	839	888
Investment services and insurance income, net	736	525
Mortgage banking income, net	3,874	4,521
Title insurance income	1,607	1,386
Income on bank owned life insurance	502	458
Low-income housing partnership losses	(646)	(670)
ATM and check card fees	1,715	1,394
Other operating income	770	513
Total noninterest income	9,397	9,015

Noninterest expense
Salaries	10,540	9,414
Employee benefits	3,319	2,835
Occupancy expense	933	850
Equipment expense	888	892
FDIC insurance assessment	309	284
Other real estate owned, net	-	341
Advertising expense	554	440
Legal and professional fees	712	441
ATM and check card fees	827	777
Telecommunication and data processing expense	1,735	1,543
Directors fees	369	325
Bank franchise tax	532	558
Impairment of long-lived assets	171	19
Other operating expenses	3,742	3,089
Total noninterest expense	24,631	21,808

Income before income taxes	10,370	6,672
Income tax expense	1,012	545
Net Income	9,358	6,127
Net income attributable to non-controlling interest	-	105
Net Income attributable to F & M Bank Corp.	$9,358	$6,022
Dividends paid/accumulated on preferred stock	196	197
Net income available to common stockholders	$9,162	$5,825

Per Common Share Data
Net income – basic	$2.86	$1.82
Net income – diluted	$2.72	$1.76
Cash dividends on common stock	.78	.78
Weighted average common shares outstanding – basic	3,207,916	3,198,691
Weighted average common shares outstanding – diluted	3,436,034	3,421,290

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net Income attributable to F & M Bank Corp.	$9,358	$6,022	$2,337	$2,206

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for sale securities	(1,129)	220	(72)	303
Tax effect	237	(46)	15	(64)
Unrealized holding (losses) gains, net of tax	(892)	174	(57)	239

Total other comprehensive (loss) income	(892)	174	(57)	239

Comprehensive income attributable to F&M Bank Corp.	$8,466	$6,196	$2,280	$2,445

Comprehensive income attributable to noncontrolling interests	$-	$105	$-	$-

Total comprehensive income	$8,466	$6,301	$2,280	$2,445

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2021 and 2020.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance June 30, 2020	$4,592	$15,980	$6,744	$68,018	$(3,276)	$92,058
Net income	-	-	-	2,206	-	2,206
Other comprehensive income	-	-	-	-	239	239
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(822)	-	(822)
Common stock issued (3,345 shares)	-	16	48	-	-	64

Balance, September 30, 2020	$4,592	$15,996	$6.792	$69,337	$(3,037)	$93,680

Balance June 30, 2021	$4,558	$16,047	$7,034	$76,425	$(3,852)	$100,212
Net income	-	-	-	2,337	-	2,337
Other comprehensive (loss)	-	-	-	-	(57)	(57)
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(839)	-	(839)
Common stock issued (2,235 shares)	-	11	53	-	-	64
Common stock vested for Stock-based Compensation (5,180 shares)	-	-	26	-	-	26

Balance, September 30, 2021	$4,558	$16,058	$7,113	$77,858	$(3,909)	$101,678

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2021 and 2020.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net Income	-	-	-	6,022	105	-	6,127
Other comprehensive income	-	-	-	-	-	174	174
Distributions to noncontrolling interest	-	-	-	-	(177)	-	(177)
Dividends on preferred stock ($1.28 per share)	-	-	-	(197)	-	-	(197)
Dividends on common stock ($.78 per share)	-	-	-	(2,496)	-	-	(2,496)
Purchase of noncontrolling interest	-	-	(488)	-	(562)	-	(1,050)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (9,257 shares)	-	46	151	-	-	-	197

Balance, September 30, 2020	$4,592	$15,996	$6,792	$69,337	$-	$(3,037)	$93,680

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$-	$(3,017)	$95,629
Net Income	-	-	-	9,358	-	-	9,358
Other comprehensive (loss)	-	-	-	-	-	(892)	(892)
Dividends on preferred stock ($.96 per share)	-	-	-	(196)	-	-	(196)
Dividends on common stock ($.78 per share)	-	-	-	(2,509)	-	-	(2,509)
Common stock issued (6,870 shares)	-	34	157	-	-	-	191
Common stock issued for Stock-based Compensation (1,332 shares)		7	29				36
Stock-based compensation expense	-	-	61	-	-	-	61

Balance, September 30, 2021	$4,558	$16,058	$7,113	$77,858	$-	$(3,909)	$101,678

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$9,358	$6,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	891	940
Amortization of intangibles	53	42
Amortization of securities	739	120
Proceeds from loans held for sale originated	170,129	145,553
Loans held for sale originated	(155,044)	(157,618)
Gain on sale of loans held for sale originated	(4,388)	(3,861)
(Recovery of) Provision for loan losses	(2,210)	3,300
Decrease (increase) in interest receivable	148	(727)
(Increase) in deferred taxes	(138)	(330)
(Decrease) increase in taxes payable	(469)	-
Decrease in other assets	2,040	554
(Decrease) increase in accrued expenses	(1,609)	4,039
Amortization of limited partnership investments	658	670
Income from life insurance investment	(502)	(458)
(Gain) on the sale of fixed assets	-	(14)
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	-	326
Impairment of long-lived assets	171	19
Net cash provided by (used in) operating activities	19,827	(1,423)
Cash flows from investing activities
Purchase of investments available for sale and other investments	(179,735)	(123,804)
Proceeds from maturity of investments available for sale	13,321	21,185
Proceeds from the redemption of restricted stock, net	790	1,167
Purchase of investments held to maturity	-	(125)
Proceeds from maturity of investments held to maturity	-	125
Net decrease (increase) in loans held for investment	5,664	(69,964)
Net decrease (increase) in loans held for sale participations	44,372	(5,315)
Proceeds from the sale of fixed assets	150	34
Proceeds from the sale of other real estate owned	-	997
Cash paid for noncontrolling interest	-	(806)
Net purchase of property and equipment	(496)	(648)
Proceeds from life insurance benefits	421	-
Cash received in branch acquisition (net of cash paid)	13,946	-
Net cash (used) in investing activities	(101,567)	(177,154)
Cash flows from financing activities
Net change in deposits	197,764	151,827
Net change in short-term debt	-	(10,000)
Dividends paid in cash	(2,705)	(2,693)
Proceeds from issuance of common stock	288	197
Repurchase of common stock	-	(473)
Issuance of long-term debt	-	71,903
Repayments of long-term debt	(11,438)	(18,838)
Net cash provided by financing activities	183,909	191,923
Net increase in Cash and Cash Equivalents	102,169	13,346
Cash and cash equivalents, beginning of period	78,408	75,804
Cash and cash equivalents, end of period	$180,577	$89,150
Supplemental Cash Flow information:
Cash paid for: Interest	$3,578	$4,559
Taxes	2,012	445
Supplemental non-cash disclosures:
Change in unrealized (loss) on securities available for sale	$(1,129)	$211
Bank premises and equipment transferred to held for sale	$-	$520
Liability to former noncontrolling interest for remainder of purchase price	$-	$244

Branch purchase:
Tangible assets acquired (net of cash received)	$61	$-
Identifiable intangible assets acquired	$73	$-
Liabilities assumed	$14,044	$-

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  On May 1, 2020 the Bank purchased the noncontrolling interest of VBS Mortgage, LLC and VSTitle, the minority interest for 2020 covers January 1 through March 31, 2020.  Accordingly, these financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and fair value.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

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

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  In calculating diluted EPS, net income available to common stockholders is used as the numerator and the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2021 and 2020.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (dollars in thousands):

	For the Nine months ended	For the Three months ended	For the Nine months ended	For the Three months ended
	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020
Earnings available to common stockholders:
Net income	$9,358	$2,337	$6,127	$2,206
Non-controlling interest income	-	-	105	-
Preferred stock dividends	196	65	197	65
Net income available to common stockholders	$9,162	$2,272	$5,825	$2,141

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated (dollars in thousands):

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$9,162	3,207,916	$2.86	$5,825	3,198,691	$1.82
Effect of Dilutive Securities:
Convertible Preferred Stock	196	228,118	(.14)	197	222,599	(.06)
Diluted EPS	$9,358	3,436,034	$2.72	$6,022	3,421,290	$1.76

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,272	3,210,577	$.71	$2,141	3,197,718	$.67
Effect of Dilutive Securities:
Convertible Preferred Stock	65	205,327	(.05)	65	206,660	(.02)
Diluted EPS	$2,337	3,415,904	$.66	$2,206	3,404,378	$.65

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value.  Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
U. S. Treasuries	$125	$-	$-	$125
December 31, 2020
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U. S. Treasuries	$29,771	$2	$279	$29,494
U. S. Government sponsored enterprises	55,243	-	269	54,974
Securities issued by States and political subdivisions in the U.S.	29,854	452	12	30,294
Mortgage-backed obligations of federal agencies	139,176	628	722	139,082
Corporate debt security	17,512	410	321	17,601
Total Securities Available for Sale	$271,556	$1,492	$1,603	$271,445

December 31, 2020
U. S. Government sponsored enterprises	$6,000	$47	$-	$6,047
Securities issued by States and political subdivisions of the U.S.	17,177	515	-	17,692
Mortgage-backed obligations of federal agencies	73,422	502	153	73,771
Corporate debt securities	9,282	121	14	9,389
Total Securities Available for Sale	$105,881	$1,185	$167	$106,899

The amortized cost and fair value of securities at September 30, 2021, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$10,304	$10,358
Due after one year through five years	-	-	115,175	114,816
Due after five years	-	-	131,309	131,184
Due after ten years	-	-	14,768	15,087
Total	$125	$125	$271,556	$271,445

There were no sales of available for sale securities in the first three quarters of 2021 or 2020.  Securities held that are U.S. Agency and Government Sponsored Entities and Agency MBS carry an implicit government guarantee and are not subject to other than temporary impairment evaluation.  Other securities were reviewed for impairment. The majority of the securities that are in an unrealized loss positions are U.S. Government sponsored enterprises or mortgage-backed obligations of federal agencies.  Three securities issued by States and political subdivisions in the U.S. were in an unrealized loss position for less than 12 months with minimal loss. Seven bank subordinated debt offerings were in a loss position for less than 7 months and totaled $321 thousand. The pricing services tend to not be exact on these offerings because of the marketability of the offering. The Company reviews the relevant ratios on each subordinated debt holding quarterly. No securities were determined to be other than temporarily impaired.

Note 2. Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of September 30, 2021 and December 31, 2020 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U. S. Government treasuries	$24,496	$279	$-	$-	$24,496	$279
U. S. Government sponsored enterprises	54,973	269	-	-	54,973	269
Securities issued by States and political subdivisions in the U.S.	4,988	12	-	-	4,988	12
Mortgage-backed obligations of federal agencies	68,183	623	8,718	99	76,901	722
Corporate debt security	5,979	321	-	-	5,979	321
Total	$158,619	$1,504	$8,718	$99	$167,337	$1,603

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U. S. Government sponsored enterprises	$73,771	$153	$-	$-	$73,771	$153
Corporate debt security	9,389	14	-	-	9,389	14
Total	$83,160	$167	$-	$-	$83,160	$167

As of September 30, 2021, other investments consist of investments in fifteen low-income housing and historic equity partnerships (carrying basis of $6,977), stock in the Federal Home Loan Bank (carrying basis $858) and various other investments (carrying basis $1,591).  The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The fair values of these securities are estimated to approximate their carrying value as of September 30, 2021.  At September 30, 2021, the Company was committed to invest an additional $979 in five low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

During the pandemic, modifications allowing principal and interest deferrals were granted in connection with COVID-19 relief.  These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. As of September 30, 2021 one loan remains in deferral status.

Loans held for investment outstanding at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	2021	2020
Construction/Land Development	$70,102	$71,467
Farmland	66,367	53,728
Real Estate	145,647	163,018
Multi-Family	4,632	5,918
Commercial Real Estate	156,504	142,516
Home Equity – closed end	6,365	8,476
Home Equity – open end	42,872	46,613
Commercial & Industrial – Non-Real Estate	48,133	65,470
Consumer	8,239	9,405
Dealer Finance	104,418	91,861
Credit Cards	2,790	2,857
Gross loans	656,069	661,329
Less: Deferred loan fees, net of costs	(238)	-
Total	$655,831	$661,329

Note 3. Loans, continued

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $159,725 and $173,029 as of September 30, 2021 and December 31, 2020, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale, at fair value consists of loans originated by F&M Mortgage for sale in the secondary market. The volume of loans fluctuates due to changes in secondary market rates, which affects demand for mortgage loans. Loans held for sale, participations consists of residential mortgage loan participations from Northpointe Bank.  Loans held for sale as of September 30, 2021 and December 31, 2020 were $3,610 and $58,679, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$733	$733	$-	$1,693	$1,693	$-
Farmland	2,371	2,371	-	-	-	-
Real Estate	2,977	2,977	-	6,648	6,648	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,524	8,524	-	8,592	8,656	-
Home Equity – closed end	161	161	-	687	687	-
Home Equity – open end	-	-	-	151	151	-
Commercial & Industrial – Non-Real Estate	-	-	-	8	8	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	15	15	-	8	8	-
	14,781	14,781	-	17,787	17,851	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	-	-	-	1,737	1,737	370
Real Estate	1,180	1,180	169	7,143	7,143	365
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	6,034	6,034	617	7,464	7,464	1,833
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Credit cards	-	-	-	-	-	-
Dealer Finance	103	103	14	147	147	15
	7,317	7,317	800	16,492	16,492	2,584
Total impaired loans	$22,098	$22,098	$800	$34,279	$34,343	$2,584

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$757	$7	$1,547	$19	$1,213	$23	$1,853	$59
Farmland	2,376	9	-	-	1,186	117	-	-
Real Estate	3,016	39	4,908	78	4,813	126	5,024	214
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	9,408	53	1,561	(19)	8,558	176	1,063	30
Home Equity – closed end	415	5	701	5	424	16	708	26
Home Equity – open end	-	-	-	-	76	-	-	-
Commercial & Industrial – Non-Real Estate	1	-	13	1	4	-	14	1
Consumer	-	-	-	-	-	-	-	-
Credit Cards	-	-	-	-	-	-	-	-
Dealer Finance	16	-	30	(1)	12	1	48	1
	15,989	113	8,760	83	16,286	459	8,710	331
Impaired loans with a valuation allowance:
Construction/Land Development	$-	$-	$309	$28	$-	$-	$649	$28
Farmland	-	-	1,763	35	869	-	1.842	219
Real Estate	1,399	-	9,456	119	4,162	32	9.849	381
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	5,844	40	3,566	72	6,749	131	2.465	121
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	151	2	-	-	151	6
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-	96	-
Consumer	-	-	1	-	1	-	3	-
Credit Card	-	-	-	-	-	-	-	-
Dealer Finance	110	2	142	4	125	7	145	9
	7,353	42	15,388	260	11,906	170	15.200	764
Total Impaired Loans	$23,342	$155	$24,148	$343	$28,192	$629	$23.910	$1,095

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2021 and December 31, 2020:

September 30, 2021	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$61	$39	$-	$100	$70,002	$70,102	$267	$-
Farmland	21	-	-	21	66,346	66,367	1,395	-
Real Estate	1,328	156	464	1,948	143,699	145,647	842	-
Multi-Family	-	-	-	-	4,632	4,632	-	-
Commercial Real Estate	-	108	-	108	156,396	156,504	2,877	-
Home Equity – closed end	-	-	-	-	6,365	6,365	-	-
Home Equity – open end	-	-	-	-	42,872	42,872	-	-
Commercial & Industrial – Non- Real Estate	21	40	-	61	48,072	48,133	-	-
Consumer	26	8	-	34	8,205	8,239	-	-
Dealer Finance	705	67	-	772	103,646	104,418	29	-
Credit Cards	14	-	20	34	2,756	2,790	-	20
Less: Deferred loan fees, net of costs	-	-	-	-	(238)	(238)	-	-
Total	$2,176	$418	$484	$3,078	$652,753	$655,831	$5,410	$20
December 31, 2020	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$2,557	$-	$-	$2,557	$68,910	$71,467	$251	$-
Farmland	-	-	-	-	53,728	53,728	1,737	-
Real Estate	1,724	512	304	2,540	160,478	163,018	368	102
Multi-Family	-	-	-	-	5,918	5,918	-	-
Commercial Real Estate	554	-	920	1,474	141,042	142,516	3,820	-
Home Equity – closed end	3	30	-	33	8,443	8,476	-	-
Home Equity – open end	716	-	212	928	45,685	46,613	212	-
Commercial & Industrial – Non- Real Estate	95	44	-	139	65,331	65,470	3	-
Consumer	39	-	-	39	9,366	9,405	-	-
Dealer Finance	694	157	-	851	91,010	91,861	44	-
Credit Cards	45	-	-	45	2,812	2,857	-	-
Total	$6,427	$743	$1,436	$8,606	$652,723	$661,329	$6,435	$102

On September 30, 2021 and December 31, 2020, other real estate owned did not include any foreclosed residential real estate.  The Company has $281 thousand of consumer mortgages for which foreclosure was in process on September 30, 2021.

Nonaccrual loans on September 30, 2021 would have earned approximately $67 thousand in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2021 and December 31, 2020 is as follows:

September 30, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(631)	$925	$-	$925
Farmland	731	-	-	(262)	469	-	469
Real Estate	1,624	-	34	(323)	1,335	169	1,166
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(945)	2,736	617	2,119
Home Equity – closed end	55	-	-	(11)	44	-	44
Home Equity – open end	463	-	13	(68)	408	-	408
Commercial & Industrial – Non-Real Estate	363	-	30	(95)	298	-	298
Consumer	521	18	20	3	526	-	526
Dealer Finance	1,674	746	520	146	1,594	14	1,580
Credit Cards	79	30	17	1	67	-	67
Total	$10,475	$794	$960	$(2,210)	$8,431	$800	$7,631

December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$66	$1,249	$-	$1,249
Farmland	668	-	-	63	731	370	361
Real Estate	1,573	158	7	202	1,624	365	1,259
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	64	11	1,900	3,662	1,833	1,829
Home Equity – closed end	42	-	-	13	55	-	55
Home Equity – open end	457	34	3	37	463	-	463
Commercial & Industrial – Non-Real Estate	585	138	19	(103)	363	-	363
Consumer	186	89	50	374	521	1	520
Dealer Finance	1,786	1,551	784	655	1,674	15	1,659
Credit Cards	68	123	75	59	79	-	79
Total	$8,390	$2,164	$949	$3,300	$10,475	$2,584	$7,891

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2021 and December 31, 2020:

September 30, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$70,102	$733	$69,369
Farmland	66,367	2,371	63,996
Real Estate	145,647	4,157	141,490
Multi-Family	4,632	-	4,632
Commercial Real Estate	156,504	14,558	141,946
Home Equity – closed end	6,365	161	6,204
Home Equity –open end	42,872	-	42,872
Commercial & Industrial – Non-Real Estate	48,133	-	48,133
Consumer	8,239	-	8,239
Dealer Finance	104,418	118	104,300
Credit Cards	2,790	-	2,790
Gross loans	656,069	22,098	633,971
Less: Deferred loan fees, net of costs	(238)	-	(238)
Total	$665,831	$22,098	$633,733

December 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$71,467	$1,693	$69,774
Farmland	53,728	1,737	51,991
Real Estate	163,018	13,791	149,227
Multi-Family	5,918	-	5,918
Commercial Real Estate	142,516	16,056	126,460
Home Equity – closed end	8,476	687	7,789
Home Equity –open end	46,613	151	46,462
Commercial & Industrial – Non-Real Estate	65,470	8	65,462
Consumer	9,405	1	9,404
Dealer Finance	91,861	155	91,706
Credit Cards	2,857	-	2,857
Total	$661,329	$34,279	$627,050

During the third quarter of 2021, Management changed the historical net charge off lookback period from two years to three years for all segments given recent asset quality trends and the impact of government programs in response to the COVID-19 pandemic on charge off experience. Management believes the three year lookback period is more indicative of the risk remaining in the loan portfolio.

This change and the effect on provision expense for the nine months ended September 30, 2021 and the allowance for loan losses at September 30, 2021 was as follows:

Note 4. Allowance for Loan Losses, continued

	Calculated Provision Based on Current Methodology	Current Provision Based on Prior Methodology	Difference
Construction/Land Development	$(631)	$(952)	$321
Farmland	(262)	(262)	-
Real Estate	(323)	(325)	2
Multi-Family	(25)	(25)	-
Commercial Real Estate	(945)	(1,611)	666
Home Equity – closed end	(11)	(11)	-
Home Equity – open end	(68)	(102)	34
Commercial & Industrial – Non-Real Estate	(95)	(111)	16
Consumer	3	(400)	403
Dealer Finance	146	17	129
Credit Cards	1	(1)	2
	$(2,210)	$(3,783)	$1,573

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2021 and December 31, 2020:

September 30, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$8,747	$41,664	$17,535	$1,883	$267	$-	$70,102
Farmland	57	298	6,755	40,732	15,471	1,659	1,395	-	66,367
Real Estate	-	1,591	33,758	63,923	28,714	12,585	5,076	-	145,647
Multi-Family	-	-	1,590	1,748	1,164	130	-	-	4,632
Commercial Real Estate	-	4,543	32,466	61,433	30,433	14,847	12,782	-	156,504
Home Equity – closed end	-	64	1,253	3,244	715	1,089	-	-	6,365
Home Equity – open end	-	1,259	16,395	21,253	2,223	1,526	216	-	42,872
Commercial & Industrial -Non-Real Estate	-	716	9,425	21,316	16,086	569	21	-	48,133
Consumer (excluding dealer)	-	477	3,120	3,600	1,020	22	-	-	8,239
Gross Loans	$57	$8,954	$113,509	$258,913	$113,361	$34,310	$19,757	$-	$548,861
Less: Deferred loan fees, net of costs									(238)
Total									$548,623

	Credit Cards	Dealer Finance
Performing	$2,770	$104,389
Non-performing	20	29
Total	$2,790	$104,418

Note 4. Allowance for Loan Losses, continued

December 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$142	$8,448	$40,126	$18,226	$4,274	$251	$-	$71,467
Farmland	58	459	11,707	26,899	11,846	1,022	1,737	-	53,728
Real Estate	-	2,283	39,223	66,698	32,302	6,977	15,535	-	163,018
Multi-Family	-	-	1,075	3,509	1,334	-	-	-	5,918
Commercial Real Estate	-	4,114	31,205	47,477	26,677	18,637	14,406	-	142,516
Home Equity – closed end	-	124	2,479	3,289	759	1,795	30	-	8,476
Home Equity – open end	-	1,705	17,716	22,014	3,171	1,477	530	-	46,613
Commercial & Industrial - Non-Real Estate	90	1,524	7,601	17,050	38,290	913	2	-	65,470
Consumer (excluding dealer)	-	173	3,461	3,975	1,790	6	-	-	9,405
Total	$148	$10,524	$122,915	$231,037	$134,395	$35,101	$32,491	$-	$566,611

	Credit Cards	Dealer Finance
Performing	$2,857	$91,817
Non-performing	-	44
Total	$2,857	$91,861

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

The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended		Three Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$648	$606	$216	$202
Interest cost	285	314	95	105
Expected return on plan assets	(594)	(55)	(198)	(18)
Amortization of prior service cost	-	(9)	-	(3)
Amortization of net loss	216	166	72	55
Net periodic pension cost	$555	$1,022	$185	$341

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

Loans Held for Sale

The Company uses the fair value accounting for its entire portfolio of originated loans held for sale in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s originated loans held for sale through F&M Mortgage is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company’s portfolio of loans held for sale through F&M Mortgage is classified as Level 2. Gains and losses on the sale of loans are recorded within mortgage banking income, net on the Consolidated Statements of Income.

Derivative assets – IRLCs

The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the rate lock commitments will close.  All of the Company’s IRLCs are classified as Level 2.

Derivative Asset/Liability – Forward Sale Commitments

The Company uses the fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment or mortgage loan held for sale. All the Company’s forward sale commitments are classified Level 2.

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

Note 6. Fair Value, continued

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$3,610	$-	$3,610	$-
IRLC	333	-	333	-
U. S. Treasury securities	29,494	-	29,494	-
U. S. Government sponsored enterprises	54,974	-	54,974	-
Securities issued by States and political subdivisions in the U. S.	30,294	-	30,294	-
Mortgage-backed obligations of federal agencies	139,082	-	139,082	-
Corporate debt securities	17,601	-	17,601	-
Forward Sales Commitments	145	-	145	-
Assets at Fair Value	$275,533	$-	$275,533	$-

Liabilities:
Derivatives - ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$14,307	$-	$14,307	$-
IRLC	816	-	816	-
U.S. Government sponsored enterprises	6,047	-	6,047	-
Securities issued by States and political subdivisions of the US	17,692	-	17,692	-
Mortgage-backed obligations of federal agencies	73,771	-	73,771	-
Corporate debt securities	9,389	-	9,389	-
Assets at Fair Value	$122,022	$-	$122,022	$-

Liabilities:
Derivatives – ICD	$2	$-	$2	$-
Forward Sales Commitments	60	-	60	-
Liabilities at Fair Value	$62	$-	$62	$-

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

Note 6. Fair Value, continued

Impaired Loans, continued

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

As of September 30, 2021 and December 31, 2020, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,011	$-	$-	$1,011
Commercial Real Estate	5,417	-	-	5,417
Dealer Finance	89	-	-	89
Impaired loans	$6,517	$-	$-	$6,517

December 31, 2020	Total	Level 1	Level 2	Level 3
Farmland	$1,367	$-	$-	$1,367
Real Estate	6,778	-	-	6,778
Commercial Real Estate	5,631	-	-	5,631
Dealer Finance	132	-	-	132
Impaired loans	$13,908	$-	$-	$13,908

The following table presents information about Level 3 Fair Value Measurements for September 30, 2021 (dollars in thousands):

	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$6,517	Discounted appraised value	Discount for selling costs and marketability	6.77%-14.00% (Average 12.16%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2020 (dollars in thousands):

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$13,908	Discounted appraised value	Discount for selling costs and marketability	9.25%-62.00% (Average 24.39%)

Note 6. Fair Value, continued

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

September 30, 2021	Total	Level 1	Level 2	Level 3
Bank premises held for sale	$300	$-	$300	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Bank premises held for sale	$520	$-	$520	$-

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

The Company did not have any other real estate owned as of September 30, 2021 and December 31, 2020.

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020.  Fair values for September 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

Note 7.            Disclosures about Fair Value of Financial Instruments (continued)

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2021
Assets:
Cash and cash equivalents	$180,577	$180,577	$-	$-	$180,577
Securities	271,570	-	271,570	-	271,570
Loans held for sale	3,610	-	3,610	-	3,610
IRLC	333	-	333	-	333
Loans held for investment, net	647,400	-	-	638,419	638,419
Interest receivable	2,579	-	2,579	-	2,579
Bank owned life insurance	22,714	-	22,714	-	22,714
Forward sales commitments	145	-	145	-	145
Total	$1,128,928	$180,577	$300,951	$638,419	$1,119,947
Liabilities:
Deposits	$1,030,292	$-	$918,546	$130,382	$1,048,928
Long-term debt	21,764	-	-	22,388	22,388
Interest payable	298	-	298	-	298
Total	$1,052,354	$-	$918,844	$152,770	$1,071,614

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

During the nine months ended September 30, 2021, there were two loan modifications that were considered to be troubled debt restructurings.  One of these loans was modified during the three months ended June 30, 2021 and one loan modification that would be considered a troubled debt restructuring was modified during the first quarter of 2021.  Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

Nine months ended September 30, 2021 (dollars in thousands):
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Farmland	1	$976	$976
Real Estate	1	109	109
Total	2	$1,085	$1,085

On September 30, 2021, there were no loans restructured in the previous 12 months in default or on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

During the nine months ended September 30, 2020, there were four loan modifications that were considered to be troubled debt restructurings. Two of these loans was modified during the three months ended September 30, 2020 and two loan modifications considered a troubled debt restructuring were modified during the second quarter of 2020.   Modifications may have included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

Nine months ended September 30, 2020 (dollars in thousands):
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer	4	$26	$26

On September 30, 2020, there were no loans restructured in the previous 12 months in default or on nonaccrual status.  A restructured loan is considered in default when it becomes 90 days past due.

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for September 30, 2021 and 2020 (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax	(892)	-	(892)
Balance at September 30, 2021	$(88)	$(3,821)	$(3,909)

Note 9. Accumulated Other Comprehensive Loss (continued)

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(7)	$(3,204)	$(3,211)
Change in unrealized securities gains (losses), net of tax	174	-	174
Balance at September 30, 2020	$167	$(3,204)	$(3,037)

There were no reclassifications adjustments reported on the consolidated statements of income during the three or nine months ended September 30, 2021 or 2020.

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

The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands).

	Nine Months Ended September 30, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$26,499	$165	$85	$-	$1	$(130)	$26,620
Service charges on deposits	839	-	-	-	-	-	839
Investment services and insurance income	-	-	742	-	-	(6)	736
Mortgage banking income, net	-	3,874	-	-	-	-	3,874
Title insurance income	-	-	-	1,607	-	-	1,607
Other operating income (loss)	2,334	121	-	-	(114)	-	2,341
Total income (loss)	29,672	4,160	827	1,607	(113)	(136)	36,017
Expenses:
Interest Expense	2,690	115	-	-	551	(130)	3,226
(Recovery of) loan losses	(2,210)	-	-	-	-	-	(2,210)
Salary and benefit expense	10,772	1,902	280	905	-	-	13,859
Other operating expenses	9,777	677	37	227	60	(6)	10,772
Total expense	21,029	2,694	317	1,132	611	(136)	25,647
Net income (loss) before taxes	8,643	1,466	510	475	(724)	-	10,370
Income tax expense	1,199	-	107	-	(294)	-	1,012
Net Income attributable to F & M Bank Corp.	$7,444	$1,466	$403	$475	$(430)	$-	$9,358
Total Assets	$1,177,613	$10,255	$8,434	$2,802	$113,627	$(142,072)	$1,170,659
Goodwill	$2,868	$47	$-	$3	$164	$-	$3,082

Note 10. Business Segments (continued)

	Three months ended September 30, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,010	$41	$26	$-	$1	$(22)	$9,055
Service charges on deposits	300	-	-	-	-	-	300
Investment services and insurance income	-	-	213	-	-	(3)	210
Mortgage banking income, net	-	1,176	-	-	-	-	1,176
Title insurance income	-	-	-	556	-	-	556
Other operating income (loss)	711	41	-	-	(38)	-	714
Total income (loss)	10,021	1,258	239	556	(38)	(25)	12,011
Expenses:
Interest Expense	919	17	-	-	175	(22)	1,089
(Recovery of) loan losses	(235)	-	-	-	-	-	(235)
Salary and benefit expense	3,660	620	99	323	-	-	4,702
Other operating expenses	3,477	213	18	73	21	(3)	3,799
Total expense	7,821	850	117	396	196	(25)	9,355
Net income (loss) before taxes	2,200	408	122	160	(234)	-	2,656
Income tax expense	277	-	26	-	16	-	319
Net Income attributable to F & M Bank Corp.	$1,923	$408	$96	$160	$(250)	$-	$2,337

Note 10. Business Segments, continued

	Nine Months Ended September 30, 2020
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$27,199	$227	$115	$-	$-	$(261)	$27,280
Service charges on deposits	888	-	-	-	-	-	888
Investment services and insurance income	-	-	543	-	-	(18)	525
Mortgage banking income, net	-	4,521	-	-	-	-	4,521
Title insurance income	-	-	-	1,386	-	-	1,386
Other operating income (loss)	1,668	126	-	-	(99)	-	1,695
Total income (loss)	29,755	4,874	658	1,386	(99)	(279)	36,295
Expenses:
Interest Expense	4,419	235	-	-	-	(261)	4,393
Provision for loan losses	3,300	-	-	-	122	-	3,422
Salary and benefit expense	9,623	1,655	231	740	-	-	12,249
Other operating expenses	8,622	691	42	190	32	(18)	9,559
Total expense	25,964	2,581	273	930	154	(279)	29,623
Net income (loss) before taxes	3,791	2,293	385	456	(253)	-	6,672
Income tax expense	527	-	59	-	(41)	-	545
Net income (loss)	3,264	2,293	326	456	(212)	-	6,127
Net income attributable to non-controlling interest	-	105	-	-	-	-	105
Net Income attributable to F & M Bank Corp.	$3,264	$2,188	$326	$456	$(212)	$-	$6,022
Total Assets	$1,019,005	$24,589	$7,911	$4,664	$105,633	$(146,378)	$1,015,424
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 10. Business Segments, continued

	Three Months Ended September 30, 2020
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,163	$107	$35	$-	$-	$(127)	$9,178
Service charges on deposits	302	-	-	-	-	-	302
Investment services and insurance income	-	-	176	-	-	(9)	167
Mortgage banking income, net	-	1,621	-	-	-	-	1,621
Title insurance income	-	-	-	543	-	-	543
Other operating income (loss)	572	69	-	-	(46)	-	595
Total income (loss)	10,037	1,797	211	543	(46)	(136)	12,406
Expenses:
Interest Expense	1,308	121	-	-	122	(127)	1,424
Provision for loan losses	1,000	-	-	-	-	-	1,000
Salary and benefit expense	3,257	504	73	247	-	-	4,081
Other operating expenses	2,899	339	16	61	17	(9)	3,223
Total expense	8,464	964	89	308	139	(136)	9,828
Net income (loss) before taxes	1,573	833	122	235	(185)	-	2,578
Income tax expense	337	-	20	-	15	-	372
Net income (loss)	$1,236	$833	$102	$235	$(200)	$-	$2,206
Net income attributable to F & M Bank Corp.	$1,236	$833	$102	$235	$(200)	$-	$2,206

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short-term debt at September 30, 2021 and December 31, 2020.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was .81% at September 30, 2021 and 1.47% at December 31, 2020. The balance of these obligations at September 30, 2021 and December 31, 2020 were $10,000 and $21,268 respectively. FHLB advances include a $6,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,764 at September 30, 2021.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  The Company recorded no losses on the sale of OREO property in the nine months ended September 30, 2021 and $325 in losses in the nine months ended September 30, 2020, which is presented on the consolidated income statement as a noninterest expense and therefore, not reflected in the table below.

Note 12. Revenue Recognition, continued

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands).

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$839	$888	$300	$302
Investment Services and Insurance Income	736	525	210	167
Title Insurance Income	1,607	1,386	556	543
ATM and check card fees	1,715	1,394	595	499
Other	668	476	154	193
Noninterest Income (in-scope of Topic 606)	5,565	4,669	1,815	1,704
Noninterest Income (out-of-scope of Topic 606)	3,832	4,346	1,141	1,524
Total Noninterest Income	$9,397	$9,015	$2,956	$3,228

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

Note 13. Leases (continued)

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2021
Lease Liabilities	$1,001
Right-of-use assets	$984
Weighted average remaining lease term	3.57 years
Weighted average discount rate	2.97%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$37	$30	$88	$88
Total lease cost	$37	$30	$88	$88

Cash paid for amounts included in the measurement of lease liabilities	$42	$28	$108	$98

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

September 30, 2021
Three months ending December 31, 2021	$42
Twelve months ending December 31, 2022	194
Twelve months ending December 31, 2023	135
Twelve months ending December 31, 2024	136
Twelve months ending December 31, 2025	98
Thereafter	588
Total undiscounted cash flows	$1,193
Discount	192
Lease liabilities	$1,001

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $3,610 as of September 30, 2021 of which $3,610 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment). The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate loan commitments will close. The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2021, and totaled $333, with a notional amount of $22,407 and total positions of 91. The fair value of the IRLCs at December 31, 2020 totaled $816, with a notional amount of $31,000 and total positions of 134. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended September 30, 2021. The Company’s IRLCs are classified as Level 2. At September 30, 2021 and December 31, 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

Note 14. Mortgage Banking and Derivatives (continued)

Interest Rate Lock Commitments and Forward Sales Commitments (continued)

During the second quarter of 2020, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2021 totaled $145, with a notional amount of $26,041 and total positions of 112. The fair value of forward sales commitments was reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020 totaled $60, with a notional amount of $46,000 and total positions of 205.

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

The statement of net assets acquired and the resulting goodwill recorded is presented in the following tables (dollars in thousands). As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable assets were recorded at the acquisition date fair value.

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

Note 17. Subsequent Events

On September 1, 2021, the Company gave notice to our Preferred shareholders that we would redeem all Series A Preferred Stock on October 29, 2021. Shareholders could convert their shares to common stock at a conversion rate of $1.111 or redeem their shares for $25.00 per share.

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

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the pandemic.  The Company worked diligently to support both our customers and noncustomers within our footprint with these loans.  As of September 30, 2021, there were 123 PPP loans outstanding for a total of $11,606. The Company has recognized a total of $3,387 in fee income from the SBA for PPP loans with $1,881 recorded in 2021 and $1,506 recorded in 2020. These fees are recognized over the life of the associated loans or when the loan is paid or forgiven; unamortized fees at September 30, 2021 totaled $437.

COVID-19 continues to impact local, national, and foreign economies. Many foreign countries and states in the United States continue to be under restrictions for employment, recreation and gatherings.  The unemployment rate has declined from the recent high in April 2020 but is still higher than the pre-pandemic level in February 2020.

The Company is closely monitoring the effects of the pandemic on our customers.  Management is focused on assessing the risks in our loan portfolio and working with our customers to minimize losses.  At the beginning of the pandemic, additional resources were allocated to analyze higher risk segments in our loan portfolio, monitor and track loan payment deferrals and customer status. As of September 30, 2021 the Company has identified customers impacted by the pandemic and incorporated them into the bank’s normal monitoring and tracking procedures.

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

Overview (Dollars in thousands)

Net income for the nine months ended September 30, 2021 was $9,358 or $2.72 per diluted share, compared to $6,127 or $1.76 in the same period in 2020, an increase of 52.73%. This is a $3,231 increase compared to the first nine months of 2020.  During the nine months ended September 30, 2021, noninterest income increased 4.24% and noninterest expense increased 12.94% during the same period.

During the three months ended September 30, 2021, net income was $2,337 or $0.68 per diluted share, compared to $2,206 or $0.65 in the same period in 2020, an increase of 5.94%.

Results of Operations

As shown in Table I, the 2021 year to date tax equivalent net interest income increased $652 or 2.86% compared to the same period in 2020.  The tax equivalent adjustment to net interest income totaled $86 for the first nine months of 2021.  The yield on earning assets decreased .72%, while the cost of funds decreased .36% compared to the same period in 2020.

The three months ended September 30, 2021 tax equivalent net interest income increased $220 or 2.83% compared to the same period in 2020.  The tax equivalent adjustment to net interest income totaled $29 for the three months ended September 30, 2021.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 3.15% for the nine months ended September 30, 2021, a decrease of 45 basis points when compared to the same period in 2020.  For the three months ended September 30, 2021, the net interest margin decreased 38 basis points when compared to the same period in 2020.  A schedule of the net interest margin for the three- and nine-month periods ended September 30, 2021 and 2020 can be found in Table I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Results of Operations (continued)

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	September 30, 2021		September 30, 2020
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$24,749	$8,225	$26,318	$8,728
Interest Income - Securities and Other Interest-Earnings Assets	1,871	830	962	450
Interest Expense – Deposits	2,464	851	3,685	1,074
Interest Expense - Other Borrowings	762	238	830	350
Total Net Interest Income	$23,394	$7,966	$22,765	$7,754

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	86	29	63	21
Total Tax Benefit on Tax-Exempt Interest Income	86	29	63	21
Tax-Equivalent Net Interest Income	$23,480	$7,995	$22,828	$7,775

The Interest Sensitivity Analysis contained in Table II indicates the Company is in an asset sensitive position in the one-year time horizon.  As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. Approximately 39.72% of rate sensitive assets and 35.19% of rate sensitive liabilities are subject to repricing within one year.  Due to the relatively low rate environment, Management has continued to decrease deposit rates. The growth in earning assets and the growth in noninterest bearing accounts has resulted in an increase in the positive GAP position in the one-year time period.

The increase in noninterest income of $382 for the nine-month period September 30, 2021 compared to the same period in 2020 is due primarily to growth in investment services and insurance income ($211), title insurance income ($221), ATM and check card fees ($321), and gain on bank owned life insurance ($355); offset by a decrease in mortgage banking income ($647).  The decrease in noninterest income of $272 for the three months ended September 30, 2021 is primarily due to a decrease in mortgage banking income ($445), offset by an increase in ATM and check card fees ($96) and insurance services and insurance income ($43).

Noninterest expense for the nine months ended September 30, 2021 increased $2,823 as compared to 2020.  Expenses increased primarily in the areas of salaries and benefits ($1,610), legal and professional fees ($271), and telecommunication and data processing ($192) and other operating expenses ($653). Salary increases were due to expansion into the Winchester and Waynesboro markets; this also increased legal and professional fees and data processing expenses. Other operating expenses include loss on the sale of bank property ($112), donation of bank property ($162) and prepayment penalties on FHLB debt repayments ($228). The increase in noninterest expense of $1,097 for the three months ended September 30, 2021 is primarily due to increases in salaries ($621), legal and professional fees ($107), telecommunications and data processing expense ($149), and other operating expenses ($280).

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.00% to 0.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits.  The Company held $165,666 and $65,983 in federal funds sold at September 30, 2021 and December 31, 2020, respectively.   Growth in excess funds is due to strong deposit growth, and the Company is deploying these funds into the investment portfolio and reducing debt.  Interest bearing bank deposits have increased by $1,698 since year end from $1,244 to $2,942.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management.  With the tremendous growth in deposits during the past twelve months, the Company has worked to strategically invest the excess funds into an investment portfolio.  This has resulted in an increase in the investments available for sale of $164,546 since December 31, 2020.

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

As of September 30, 2021, the fair value of securities available for sale was below their cost by $111. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities.  The average maturity is 5.23 years.  Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of September 30, 2021, there were no securities which met the definition for other than temporary impairment.  Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $655,831 decreased $5,498 on September 30, 2021 compared to $661,329 December 31, 2020.  Loan growth in the commercial real estate, farmland and dealer finance segments of the portfolio was offset by declines in residential, multi-family real estate and PPP segments.

Loans Held for Sale totaled $3,610 on September 30, 2021, a decrease of $55,069 compared to $58,679 at December 31, 2020.  At September 30, 2021 this balance is F&M mortgage loans, which are typically subject to seasonal fluctuations. The Company did not have any participation loans held for sale at September 30, 2021.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $5,430 on September 30, 2021 compared to $6,537 at December 31, 2020.  The decrease in nonperforming loans from year end is primarily due to two commercial relationships which were paid off due to the sale of the collateral.  Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses and what has previously been charged off, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Loan Portfolio (continued)

The following is a summary of information pertaining to risk elements and nonperforming loans (in thousands):

	September 30, 2021	December 31, 2020
Nonaccrual Loans:
Construction/Land Development	$267	$251
Farmland	1,395	1,737
Real Estate	842	368
Multi-Family	-	-
Commercial Real Estate	2,877	3,820
Home Equity – Closed-end	-	-
Home Equity – Open-end	-	212
Commercial & Industrial – Non-Real Estate	-	3
Consumer	-	-
Dealer Finance	29	44
Credit Cards	-	-

Loans past due 90 days or more:
Construction/Land Development	$-	$-
Farmland	-	-
Real Estate	-	102
Multi-Family	-	-
Commercial Real Estate	-	-
Home Equity – Closed-End	-	-
Home Equity – Open-End	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Dealer Finance	-	-
Credit Cards	20	-
Total Nonperforming loans	$5,430	$6,537

Restructured Loans current and performing:
Real Estate	$2,152	$2,989
Home Equity	161	687
Commercial	2,853	1,922
Consumer	117	150

Nonperforming loans as a percentage of loans held for investment	.83%	.99%
Net charge offs to total loans held for investment[1]	(.03)%	.18%
Allowance for loan and lease losses to nonperforming loans	155.27%	160.24%

1 – Annualized for nine month period ended September 30, 2021

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

Loans that are not reviewed for impairment are categorized by call report code into unimpaired and classified loans. For both unimpaired and classified loans an estimate is calculated based on actual loss experience over the last three years.  The classified Dealer finance loans are given a higher risk factor for past due and adverse risk ratings based on back testing of the risk factors.

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

The allowance for loan losses of $8,431 at September 30, 2021 is equal to 1.29% of loans held for investment, or 1.31% of loans held for investment excluding PPP loans. This compares to an allowance of $10,475 (1.58%) at December 31, 2020.  As reflected in Note 4, the Company made a change in its allowance for loan losses methodology to increase the look back period on historical losses from two years to three years.  This revised lookback period more accurately reflects the average loss history within the portfolio, as loss history during the most recent two years was impacted by government programs in response to the COVID-19 pandemic. There was a decrease in qualitative factors due to improvements in the unemployment rate.

Due to COVID-19, the Company had added or increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. The Company continues to evaluate these factors in light of the changing effects the virus has on the economy, supply chains, and labor markets. The Company has experienced improvements in past dues and nonperforming loans since December 31, 2020.  Past due loans have decreased $5,528 and nonperforming loans have decreased $1,107 since December 31, 2020. As a result, the Bank recorded a negative provision for loan losses of $235 in the three months ending September 30, 2021 and $2,210 for the nine months ending September 30, 2021. Management will continue to monitor the effects of COVID-19 and nonperforming and past due loans to make the necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market and certificates of deposit.  Total deposits at September 30, 2021 have increased $211,710 since December 31, 2020.  Noninterest bearing deposits increased $32,046 while interest bearing increased $179,664.  The increase in deposits in the first nine months is due to a focus on deposit growth as an organization as well as excess funds that customers are holding due to COVID.  The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs.  These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At September 30, 2021 and December 31, 2020 the Company had a total of $256 and $257 in CDARS funding and $66,004 and $35,943 in ICS funding, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Short-term borrowings

Short-term debt consists of federal funds purchased, daily rate credit obtained from the Federal Home Loan Bank (“FHLB”), and short-term fixed rate FHLB borrowings.  Federal funds purchased are overnight borrowings obtained from the Bank’s primary correspondent bank to manage short-term liquidity needs. Borrowings from the FHLB have been used to finance loans held for sale.  As September 30, 2021 and December 31, 2020, there were no short-term borrowings due to excess liquidity.

Long-term borrowings

The Company’s subsidiary bank borrows funds on a fixed rate basis as needed.  These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio.  FHLB long term advances totaled $10,000 and $21,268 on September 30, 2021, and December 31, 2020, respectively.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears.  Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027.  The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030.  The subordinated notes, net of issuance costs totaled $11,764 at September 30, 2021.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

In March 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital).  At September 30, 2021, the Bank had Common Equity Tier I capital of 14.46% of risked weighted assets, Tier I capital of 14.46% of risk weighted assets and combined Tier I and II capital of 15.64% of risk weighted assets.  Regulatory minimums at this date were 4.5%, 6% and 8%, respectively.  At December 31, 2020, the Bank had Common Equity Tier I capital of 13.55% of risk weighted assets, Tier I capital of 13.55% of risk weighted assets and combined Tier I and II capital of 14.81% of risk weighted assets.  The Bank has maintained capital levels far above the minimum requirements.  In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio.  The leverage ratio is computed by dividing Tier I capital by average total assets.  The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution's overall financial condition.  At September 30, 2021, the Bank reported a leverage ratio of 9.05%, compared to 9.93% at December 31, 2020.  The Bank's leverage ratio was substantially above the minimum.  The Bank also reported a capital conservation buffer of 7.64% at September 30, 2021 and 6.81% at December 31, 2020.  The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles.  Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

On September 1, 2021, the Company gave notice to our Preferred shareholders that we would redeem all Series A Preferred Stock on October 29, 2021.  Shareholders could convert their shares to common stock at a conversion rate of $1.111 or redeem their shares for $25.00 per share. On October 29, 2021, 25,066 shares were redeemed, and 180,261 shares were converted 200,247 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Community Bank Leverage Ratio

The CBLR framework was made available for banks to use beginning in their March 31, 2020 Call Report; to date, the Company has elected not to adopt the CBLR framework.

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

As of September 30, 2021, the Company had a cumulative Gap Rate Sensitivity Ratio of 14.66% for the one year repricing period. This generally indicates that earnings would increase in an increasing interest rate environment as assets reprice more quickly than liabilities. However, in actual practice, this may not be the case as balance sheet leverage, funding needs and competitive factors within the market could dictate the need to raise deposit rates more quickly.  Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank.

A summary of asset and liability repricing opportunities is shown in Table II.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set-up stage with expectations of running parallel in 2022. All data has been archived under the current model.

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

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2021.The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Company on January 1, 2021.The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$668,826	$24,646	4.93%	$651,111	$25,391	5.21%	$660,837	$8,244	4.95%	$684,849	$8,361	4.86%
Loans held for sale	5,139	161	4.19%	45,678	977	2.86%	-	-		56,302	384	2.71%
Federal funds sold	137,715	99	0.10%	105,652	333	0.42%	180,285	55	0.12%	88,195	15	0.07%
Interest bearing deposits	1,949	1	0.07%	1,080	3	0.37%	3,220	1	0.12%	1,177	1	0.34%
Investments
Taxable [4]	175,445	1,672	1.27%	40,587	578	1.90%	225,655	743	1.31%	92,364	401	1.73%
Partially taxable	125	1	1.07%	125	2	2.13%	125	-	-	125	1	3.18%
Tax exempt	6,215	126	2.71%	3,134	59	2.51%	6,194	41	2.63%	6,279	36	2.28%
Total earning assets	$995,414	$26,706	3.59%	$847,367	$27,343	4.31%	$1,076,316	$9,084	3.35%	$929,291	$9,199	3.94%
Interest Expense
Demand deposits	133,827	185	0.18%	102,902	224	0.29%	152,828	78	0.20%	111,832	90	0.32%
Savings	392,741	1,189	0.40%	287,730	1,779	0.83%	439,957	451	0.41%	315,354	469	0.59%
Time deposits	130,567	1,090	1.12%	132,349	1,682	1.70%	131,156	322	0.97%	127,937	515	1.60%
Short-term debt	-	-	-	2,372	41	2.31%	-	-	-	-	-	-
Long-term debt	31,160	762	3.27%	81,881	789	1.29%	29,401	238	3.21%	102,878	350	1.35%
Total interest bearing liabilities	$688,295	$3,226	0.63%	$607,234	$4,515	0.99%	$753,342	$1,089	0.57%	$658,001	$1,424	0.86%

Tax equivalent net interest income		$23,480			$22,828			$7,995			$7,775

Net interest margin			3.15%			3.60%			2.95%			3.33%

___________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[5]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

TABLE II

F & M BANK CORP.

Interest Sensitivity Analysis

September 30, 2021

(Dollars In Thousands)

The following table presents the Company’s interest sensitivity.

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Not Classified	Total

Uses of funds
Loans
Commercial	$110,372	$20,996	$112,068	$32,200	$-	$275,636
Installment	2,322	1,370	80,013	28,952	-	112,657
Real estate loans for investments	71,910	44,373	137,862	10,841	-	264,986
Loans held for sale	3,610	-	-	-	-	3,610
Credit cards	2,790	-	-	-	-	2,790
Interest bearing bank deposits	2,942	-	-	-	-	2,942
Federal funds sold	165,666	-	-	-	-	165,666
Investment securities	125	10,358	114,816	146,271	-	271,570
Total	359,737	77,097	444,759	218,264	-	1,099,857

Sources of funds
Interest bearing demand deposits	-	30,453	91,360	30,454	-	152,267
Savings deposits	-	197,651	253,811	28,080	-	479,542
Certificates of deposit	13,108	34,375	82,027	12	-	129,522
Long-term borrowings	-	-	11,764	10,000	-	21,764
Total	13,108	262,479	438,962	68,546	-	783,095

Discrete Gap	346,629	(185,382)	5,797	149,718	-	316,762

Cumulative Gap	$346,629	$161,247	$167,044	$316,762	$316,762

Ratio of Cumulative Gap to Total Earning Assets	31.52%	14.66%	15.19%	28.80%	28.80%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2021.  In preparing the above table, no assumptions were made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can reprice. Investment securities included in the table consist of securities held to maturity and securities available for sale.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.  Estimated maturities of deposits, which have no stated maturity dates, were derived from regulatory guidance.

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

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

November 10, 2021

