Form 10-K
period 2021-12-31
F&M BANK CORP
filed 2022-03-10
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2021

Commission file number: 0-13273

F&M BANK CORP.
(Exact name of registrant as specified in its charter)

Virginia	54-1280811
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

P.O. Box 1111, Timberville, Virginia	22853
Address of principal executive offices	Zip Code

(540) 896-8941

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 2,890,404 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2021 was approximately $85,667,846 based on the closing sales price of $29.40 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on February 25, 2022, there were 3,415,235 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2022 (the “Proxy Statement”).

PART I

Item 1. Business

General

F & M Bank Corp. (the “Company” or “we”), incorporated in Virginia in 1983, is a one bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and VSTitle, LLC (“VST”). VBS Mortgage, LLC ( “F&M Mortgage”), TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank.

The Bank was chartered on April 15, 1908, as a state chartered bank under the laws of the Commonwealth of Virginia. TEB was incorporated on January 27, 1988, as a captive life insurance company under the laws of the State of Arizona. FMFS is a Virginia chartered corporation and was incorporated on February 25, 1993. F&M Mortgage was incorporated on May 11, 1999. The Bank purchased a majority interest in F&M Mortgage on November 3, 2008 and the remaining minority interest on April 30, 2020. The Company purchased a majority interest in VST on January 1, 2017; F&M Mortgage, owned entirely by the Bank, owned the remaining minority interest in VST until the Company purchased F&M Mortgage’s minority interest in VST on January 3, 2022.

As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs at all branch locations and several off-site locations, as well as a courier service for its commercial banking customers. TEB was organized to re‑insure credit life and accident and health insurance currently being sold by the Bank in connection with its lending activities. FMFS provides brokerage services, commercial and personal lines of insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock and Fishersville, Virginia. VST provides title insurance and real estate settlement services through their offices in Harrisonburg, Fishersville and Charlottesville, Virginia.

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

Employees

On December 31, 2021, the Bank had 152 full-time and part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent. No one employee devotes full-time services to F & M Bank Corp.

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

Capital Requirements. On January 1, 2015, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) adopted a rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act (see definition below). The final rule included new minimum risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements currently applicable to the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule established a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios, which effectively resulted in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The CETI and Tier 1 leverage ratio of the Bank as of December 31, 2021, were 13.95% and 8.62%, respectively, which are significantly above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards were generally effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

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

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve has issued rules that have the effect of limiting the fees charged to merchants for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

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

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

On November 23, 2021, the federal banking agencies issued a final rule called the Computer-Security Incident Notification Requirements for Banking Organizations and Their Bank Service Partners that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident” has occurred. The rule also requires bank service providers to notify each affected banking organization customer when it is determined a computer security incident has caused, or is reasonably likely to cause, a material service disruption or degradation of four or more hours. The rule is effective as of April 1, 2022 and compliance is required beginning May 1, 2022.

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

Coronavirus Aid, Relief, and Economic Security Act. In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•	Community Bank Leverage Ratio. The CARES Act directed federal bank regulators to adopt interim final rules to lower the threshold under the community bank leverage ratio from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In October 2020, the federal bank regulators issued two interim final rules implementing this directive. The interim final rules provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that met the other existing qualifying criteria) may elect to use the community bank leverage ratio framework. The leverage ratio requirement increased to 8.5% effective January 1, 2021 and 9% effective January 1, 2022. The final rules also established a two-quarter grace period for qualifying community banking organizations who fail to meet the qualifying criteria, including the leverage ratio, so long as the banking organization maintained a leverage ratio, of 7% or greater effective the second quarter of 2020, 7.5% effective January 1, 2021, and 8% effective January 1, 2022. A banking organization that elected the community bank leverage ratio framework when it submitted its March 31, 2022, Call Report or Form FR Y–9C was subject to the 9 percent community bank leverage ratio requirement and must use total consolidated assets as of the report date to determine eligibility.

•	Temporary Troubled Debt Restructurings (“TDR”) Relief. The CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

PART I, continued

Item 1. Business, continued

Regulation and Supervision, continued

•	Small Business Administration (“SBA”) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, including the Bank, that process loan applications and service the loans. The Paycheck Protection Program officially ended on May 31, 2021.

Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. With the Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.

Forward-Looking Statements

Certain information contained in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import. Such forward-looking statements are subject to known and unknown risks including, but not limited to:

•	The effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company’s employees, customers, credit quality, and financial performance;
•	Changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, declines in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
•	The strength of the economy in our target market area, as well as general economic, market, or business conditions;
•	An insufficient allowance for loan losses as a result of inaccurate assumptions;
•	Our ability to maintain our “well-capitalized” regulatory status;
•	Changes in the interest rates affecting our deposits and our loans;
•	Changes in our competitive position, competitive actions by other financial institutions, financial technology firms and others, the competitive nature of the financial services industry and our ability to compete effectively in our banking markets;
•	Our ability to manage growth;
•	Our potential growth, including our entrance or expansion into new markets, the need for sufficient capital to support that growth, difficulties or disruptions expanding into new markets or integrating the operations of acquired branches or business, and the inability to obtain the expected benefits of such growth;
•	Our exposure to operational risk;
•	Our ability to raise capital as needed by our business;
•	Changes in laws, regulations and the policies of federal or state regulators and agencies;
•	Other circumstances, many of which are beyond our control; and
•

Geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and

•	The Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime; and
•	Other factors identified in reports the Company files with the SEC from time to time.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2021 and 2020:

Period	Class of Service	Percentage of Total Revenues
December 31, 2021	Interest and fees on loans held for investment	69.05%
December 31, 2020	Interest and fees on loans held for investment	69.62%

Executive Officers of the Company

Mark C. Hanna, 53, has served as President/CEO of the Bank since July 1, 2018. Prior to that he served as President since December 2017. Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 through November 2014.

Carrie A. Comer, 51, has served as Executive Vice President/Chief Financial Officer of the Bank and the Company since March 1, 2018. Prior to that she served as Senior Vice President/Chief Financial Officer from June 2013 to March 2018, Vice President/Controller from March 2009 to June 2013, and as Assistant Vice President/Controller from December 2005 to March 2009.

Stephanie E. Shillingburg, 60, has served as Executive Vice President/Chief Experience Officer of the Bank and the Company since January 2022, Executive Vice President/Chief Banking Officer July 2016 to December 2021, Executive Vice President/Chief Retail Officer from June 2013 until July 2016 and Senior Vice President/Branch Administrator from February 2005 until June 2013. She also served as Vice President/Branch Administrator from March 2003 until February 2005 and as Branch Manager of the Edinburg Branch from February 2001 until March 2003.

Barton E. Black, 51, has served as the Executive Vice President/Chief Operating Officer of the Bank and the Company since June 2020. Prior to that he served as Executive Vice President/Chief Strategy & Risk Officer March 2019 to May 2020. Prior to joining the company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

F. Garth Knight, 39, has served as Executive Vice President/Chief Banking Officer of the Bank and the Company since January 2022, and Executive Vice President/Chief Lending Officer from June 2020 to December 2021. Prior to joining F&M Bank, he spent 15 years at Wells Fargo Bank serving as Vice President/Business Acquisition Manager for Mid-Atlantic and Greater Philadelphia from May 2017 until May of 2020, Vice President/Business Banking Manager for North and South Carolina from September of 2010 to May of 2017, and Retail Market Leader from June 2005 to September 2010.

Paul E. Eberly, 39, has served as Executive Vice President/Chief Credit Officer since September 2020, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020. He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019. Mr. Eberly has been in the banking and finance industry since 2005.

Kevin Russell, 44, has served as the Executive Vice President/President of Mortgage, Title and Financial Services at the Bank and the Company since June 16, 2020. Prior to that he served as the President of F&M Mortgage since 2000.

PART I, continued

Item 1. Business, continued

Executive Officers of the Company, continued

Aubrey Michael (Mike) Wilkerson, 63, has served as Executive Vice President/Chief Lending Officer since January 2022, and Executive Vice President/Chief Strategy Officer and Northern Shenandoah Valley Market Executive since January 2021. Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982. Mr. Wilkerson’s banking includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions. From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland & Washington DC at Wachovia. Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

Melody Emswiler, 48, has served as Executive Vice President/Chief Human Resources Officer since January 2022, Senior Vice President/Human Resources Director from January 2019 to December 2021, Vice President/Director of Human Resources from February 2015 to December 2018, and Assistant Vice President/Human Resources Manager from February 2011 to January 2015. Ms. Emswiler has been in the human resources profession since 1996.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The locations of F & M Bank Corp. and its subsidiaries are shown below.

Corporate Offices	205 South Main Street	Timberville, VA 22853
Timberville Branch	165 New Market Road	Timberville, VA 22853
Elkton Branch	127 West Rockingham Street	Elkton, VA 22827
Broadway Branch	126 Timberway	Broadway, VA 22815
Bridgewater Branch	100 Plaza Drive	Bridgewater, VA 22812
Edinburg Branch	300 Stoney Creek Blvd.	Edinburg, VA 22824
Woodstock Branch	161 South Main Street	Woodstock, VA 22664
Crossroads Branch	80 Cross Keys Road	Harrisonburg, VA 22801
Coffman’s Corner Branch	2030 Legacy Lane	Harrisonburg, VA 22801
Myers Corner Branch	30 Gosnell Crossing	Staunton, VA 24401
North Augusta Branch	2813 North Augusta Street	Staunton, VA 22401
Stuarts Draft Branch	2782 Stuarts Draft Highway	Stuarts Draft, VA 24477
Waynesboro Branch	2701 West Main Street	Waynesboro, VA 22664
Winchester Branch	45 E. Boscawen Steet	Winchester, VA 22601
Dealer Finance Division	4759 Spotswood Trail	Penn Laird, VA 22846

F&M Mortgage offices are located at:

Harrisonburg Office	2040 Deyerle Avenue, Suite 107	Harrisonburg, VA 22801
Fishersville Office	19 Myers Corner Drive, Suite 105	Staunton, VA 24401
Woodstock Office	161 South Main Street	Woodstock, VA 22664

VSTitle offices are located at:

Harrisonburg Office	410 Neff Avenue	Harrisonburg, VA 22801
Fishersville Office	1707 Jefferson Highway	Fishersville, VA 22939
Charlottesville Office	154 Hansen Rd., Suite 202-C	Charlottesville, VA 22911

The Company leases the North Augusta Branch, Waynesboro Branch, Winchester Branch, Dealer Finance Division, and all locations of VST. The remaining facilities are owned by Farmers & Merchants Bank. ATMs are available at all branch locations except the Winchester Branch. The Woodstock office of F&M Mortgage is leased from F&M Bank.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company’s Common Stock is quoted under the symbol “FMBM” on the OTCQX Market. The bid and ask price are quoted at www.OTCMARKETS.com/Stock/FMBM/quote. Any over-the-counter market quotations reflect iner-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. With its inclusion on the OTCQX Markets, there are now several active market makers for FMBM stock.

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2016, and the reinvestment of dividends.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
F & M Bank Corp.	100.00	131.10	122.97	123.09	102.42	132.82
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

PART II, continued

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Dividends

Dividends to common shareholders totaled $3,397 and $3,328 in 2021 and 2020, respectively. For 2021, the regular dividends totaled $1.04 per share. Preferred stock dividends were $196 and $263 in 2021 and 2020, respectively. Regular quarterly dividends have been declared for at least 28 years. The payment of dividends depends on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 32.00% in 2021 compared to 39.10% in 2020.

Refer to Payment of Dividends in Item 1. Business, Regulation and Supervision section above for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases and Holders

The number of common shareholders was approximately 2,467 as of March 7, 2022. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name.

The Company completed the redemption of its Series A Preferred Stock on October 29, 2021. Holders of Series A Preferred Stock were entitled to convert their shares of Series A Preferred stock to shares of the Company’s common stock at a conversion rate of 1.111 or have their shares redeemed by the Company for $25.00 per share in cash. There were 180,261 shares converted to common stock and 25,066 shares redeemed. As of December 31, 2021, no shares of Series A Preferred stock were outstanding.

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

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of senior management, credit administration and senior lenders; the directors’ loan committee is comprised of any six directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

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

Consumer Lending

We offer various consumer loans, including personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans. We currently originate all of our consumer loans in our geographic market area.

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

Residential Mortgage Lending

The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan to value limits generally ranging between 80 and 90% depending on the age of the property, borrower’s income and credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every one, three or five years, based on amortization periods of twenty to thirty years.

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary F&M Mortgage. These loans are funded by F&M Mortgage utilizing a line of credit at the Bank until sold to investors in the secondary market. Similarly, the Bank also has a relationship with Northpointe Bank in Grand Rapids, MI whereby it can purchase fixed rate conforming 1-4 family mortgage loans for short periods of time pending those loans being sold to investors in the secondary market. These loans have an average duration of ten days to two weeks, but occasionally remain on the Bank’s books for up to 60 days. The Bank began its relationship with Northpointe Bank in 2014 and had a similar program with a prior bank since 2003. F&M Bank does not share in the gains on sale of loans for the Northpointe participation and only earns interest during the holding period.

Dealer Finance Division

In September 2012, the Bank started a loan production office in Penn Laird, VA which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division is staffed with officers that have extensive experience in Dealer Finance. This office is serving the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately eighty dealers have signed contracts to originate loans on behalf of the Bank. As of year-end 2021, the division had total loans outstanding of $107,346.

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

Allowances for loan losses are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the loan portfolio. Specific allowances, if required, are typically provided on all impaired loans in excess of a defined loan size threshold that are classified in the Substandard or Doubtful risk grades and on all troubled debt restructurings. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan, the value of any underlying collateral or future discounted cash flows.

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the globe.  As a result, the state of Virginia issued a stay at home order in March 2020 requiring all nonessential businesses to shut down and nonessential workers to stay home.  The Company, while considered an essential business, implemented procedures to protect its employees, customers and the community and still serve their banking needs.  Branch lobbies were closed until April 12, 2021. During this time the Company utilized drive through windows and courier service to handle transactions, new accounts were opened electronically with limited in person contact for document signing and verification of identification, and lenders accepted applications by appointment with limited in person contact as well. Due to high transmission rates in our service area, branch lobbies were closed again from January 18, 2022 to March 7, 2022, and only open by appointment. The Company serviced customers in similar methods as when the lobbies closed in 2020.

The SBA implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans. The Company originated a total of 1,080 PPP loans totaling $87,061 and associated fees of $3,824 through the SBA program. The fees will be recognized over the life of the associated loans. As of February 4, 2022, there are 50 loans outstanding with a balance of $4,767 and unamortized fees of $122.

The full impact of COVID-19 and its length of duration remains uncertain at this time. The Company is closely monitoring the effects of the pandemic on our customers. Management assessed the risks in our loan portfolio and worked with our customers to minimize losses.

The company granted 1,266 modifications allowing principal and interest deferrals in connection with the COVID-19 related needs from first quarter 2020 to first quarter 2021. These modifications, 75% of which were short-term dealer loan modifications, were consistent with regulatory guidance and/or the CARES Act. As of January 18, 2022, no loans remain in deferral.

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

Given the rapidly changing and unprecedented nature of the pandemic, however, the Company could experience material and adverse effects on its business, including as a result of credit deterioration, operational disruptions, decreased demand for products and services, or other reasons. The extent to which the pandemic impacts the Company will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions will resume.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2021	2020	2019	2018[6]	2017[6]
Income Statement Data:
Interest and Dividend Income	$35,576	$36,792	$38,210	$36,377	$33,719
Interest Expense	4,302	5,728	6,818	4,832	3,897
Net Interest Income	31,274	31,064	31,392	31,545	29,822
(Recovery of) Provision for Loan Losses	(2,821)	3,300	7,405	2,930	-
Net Interest Income After (Recovery of) Provision for Loan Losses	34,095	27,764	23,987	28,615	29,822
Noninterest Income	12,167	13,103	10,759	8,770	8,517
Low-income housing partnership losses	(861)	(893)	(839)	(767)	(625)
Noninterest Expenses	33,340	29,939	29,518	26,744	24,719
Income before income taxes	12,061	10,035	4,389	9,874	12,995
Income Tax Expense (Benefit)	1,323	1,142	(250)	1,041	4,202
Net income attributable to noncontrolling interest	-	(105)	(130)	(10)	(31)
Net Income attributable to F & M Bank Corp.	$10,738	$8.788	$4,509	$8,823	$8,762
Per Common Share Data:
Net Income – basic	$3.25	$2.66	$1.32	$2.60	$2.68
Net Income - diluted	3.12	2.56	1.30	2.45	2.41
Dividends Declared	1.04	1.04	1.02	1.20	.94
Book Value per Common Share	29.42	28.43	27.11	26.68	25.65
Balance Sheet Data:
Assets	$1,219,342	$966,930	$813,999	$779,743	$752,894
Loans Held for Investment	662,421	661,329	603,425	638,799	616,974
Loans Held for Sale	4,887	58,679	66,798	55,910	39,775
Securities	413,217	117,898	18,015	21,844	41,243
Deposits	1,080,295	818,582	641,709	591,325	569,177
Short-Term Debt	-	-	10,000	40,116	25,296
Long-Term Debt	21,772	33,202	53,201	40,218	49,733
Stockholders’ Equity	100,456	95,629	91,575	91,401	91,027
Average Common Shares Outstanding – basic	3,245	3,200	3,189	3,238	3,270
Average Common Shares Outstanding – diluted	3,442	3,429	3,460	3,596	3,632
Financial Ratios:
Return on Average Assets[1]	0.98%	0.95%	0.57%	1.15%	1.17%
Return on Average Equity[1]	10.84%	9.46%	4.93%	9.67%	9.89%
Net Interest Margin	3.00%	3.61%	4.33%	4.65%	4.48%
Efficiency Ratio [2]	75.44%	67.51%	69.03%	66.04%	64.27%
Dividend Payout Ratio - Common	32.00%	39.10%	77.27%	46.15%	35.07%
Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	9.05%	10.08%	11.48%	11.90%	12.10%
Allowance for Loan Losses to Loans[3]	1.17%	1.58%	1.39%	0.82%	0.98%
Nonperforming Loans to Total Assets[4]	0.45%	0.68%	0.70%	1.31%	0.94%
Nonperforming Assets to Total Assets[5]	0.45%	0.68%	0.89%	1.62%	1.21%
Net Charge-offs to Total Loans[3]	(.01)%	0.18%	0.71%	0.58%	0.24%

[1]	Ratios are primarily based on daily average balances.
[2]

The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions and LIH Partnership losses. Noninterest expense excludes amortization of intangibles.

[3]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
[4]	Calculated based on 90 day past due loans and non-accrual loans to Total Assets.
[5]	Calculated based on 90 day past due loans, non-accrual loans and OREO to Total Assets.
[6]	The 2018 and 2017 financial information has been adjusted to reflect the correction of a prior periods error.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Overview

The Company’s net income for 2021 totaled $10,738 or $3.25 per common share (basic), an increase of 22.19% from $8,788 or $2.66 a share (basic) in 2020. Return on average equity increased in 2021 to 10.84% versus 9.46% in 2020, and the return on average assets increased from .95% in 2020 to .98% in 2021. The Company’s net income per share (dilutive) totaled $3.12 in 2021, an increase from $2.56 in 2020.

Changes in Net Income per Common Share (Basic)

	2021	2020
	to 2020	to 2019

Prior Year Net Income Per Common Share (Basic)	$2.66	$1.32
Change from differences in:
Net interest income	0.06	(0.10)
Provision for loan losses	1.89	1.28
Noninterest income, excluding securities gains	(0.08)	0.72
Noninterest expenses	(0.16)	(0.13)
Income taxes	(1.05)	(0.44)
Effect of preferred stock dividend	(0.06)	0.02
Change in average shares outstanding	(0.01)	(0.01)
Total Change	0.59	1.34
Net Income Per Common Share (Basic)	$3.25	$2.66

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income increased 0.68% from 2020 to 2021 following a decrease of 1.04% from 2019 to 2020. The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest-bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax equivalent net interest income for 2021 was $31,385 representing an increase of $231 or 0.74% over the prior year. A 0.99% decrease in 2020 versus 2019 resulted in total tax equivalent net interest income of $31,154.

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

Tax equivalent income on earning assets decreased $1,196 in 2021 compared to 2020. Loans held for investment, expressed as a percentage of total earning assets, decreased in 2021 to 63.77% as compared to 76.37% in 2020. During 2021, yields on earning assets decreased 86 basis points (BP) and the average cost of interest-bearing liabilities decreased 34BP. Both are a result of the declining interest rate environment experienced in 2021.

PART II, continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), continued

Net Interest Income, continued

The following table provides detail on the components of tax equivalent net interest income:

GAAP Financial Measurements:	2021	2020

Interest Income – Loans	$32,560	$35,411
Interest Income - Securities and Other Interest-Earnings Assets	3,016	1,381
Interest Expense – Deposits	3,336	4,615
Interest Expense - Other Borrowings	966	1,113
Total Net Interest Income	31,274	31,064

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans and Securities	110	90
Total Tax Benefit on Tax-Exempt Interest Income	110	90
Tax-Equivalent Net Interest Income	$31,384	$31,154

Interest Income

Tax equivalent net interest income increased $230 or 0.73% in 2021, after decreasing 0.99% or $312 in 2020. Overall, the yield on earning assets decreased 0.86%, from 4.27% to 3.41%. Average loans held for investment increased during 2021, with average loans outstanding increasing $7,973 to $667,082. Average real estate loans decreased 4.20%, commercial loans increased 3.26%, and consumer installment loans increased 12.29% on average. Average investment securities increased 288.46%, with average securities outstanding increasing $175,455 to $236,280.

Interest Expense

Interest expense decreased $1,426 or 24.90% during 2021. The average cost of funds of 0.60% decreased 34BP compared to 2020, which followed a decrease of 36BP in 2020. Average interest-bearing liabilities increased $105,694 or 17.31% in 2021. Interest expense on deposits decreased 27.74%, in spite of a 28.17% increase in average deposits. Interest expense on borrowings decreased 13.21% as average debt decreased 61.21%. Changes in the cost of funds attributable to rate and volume variances are reflected in a following table.

The following analysis reveals a decrease in the net interest margin to 3.00% in 2021 from 3.61% in 2020, due to changes in balance sheet mix during the year and decreases in interest rates in earning assets and interest-bearing liabilities. The investment portfolio has grown significantly due to the increase in deposits and a decrease in funding loans held for sale with Northpointe Bank. The rate environment remained low in 2021 due to uncertainties in the economy.

PART II, Continued

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Consolidated Average Balances, Yields and Rates1

	2021			2020
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[2]
Commercial	$246,495	$11,667	4.73%	$238,722	$11,165	4.68%
Real estate	298,983	13,506	4.52%	312,092	15,893	5.09%
Consumer	121,604	7,277	5.98%	108,295	7,124	6.58%
Loans held for investment[4]	667,082	32,450	4.86%	659,109	34,182	5.19%
Loans held for sale	3,844	186	4.84%	45,784	1,298	2.84%

Investment securities[3]
Fully taxable	228,287	2,739	1.20%	60,700	1,051	1.73%
Partially taxable	125	1	0.80%	125	2	1.60%
Tax exempt	7,868	168	2.14%	-	-	-%
Total investment securities	236,280	2,908	1.23%	60,825	1,053	1.73%

Interest bearing deposits in banks	2,184	3	0.14%	1,227	3	0.24%
Federal funds sold	136,705	139	0.10%	96,127	346	0.36%
Total Earning Assets	1,046,095	35,686	3.41%	863,072	36,882	4.27%

Allowance for loan losses	(9,000)			(9,433)
Nonearning assets	57,474			67,645
Total Assets	$1,094,569			$921,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$147,008	$280	0.19%	$107,961	$292	0.27%
Savings	410,769	1,689	0.41%	296,403	2,190	0.74%
Time deposits	129,760	1,367	1.05%	132,081	2,133	1.61%
Total interest-bearing deposits	687,537	3,336	0.49%	536,445	4,615	0.86%

Short‑term debt	-	-	-%	1,776	41	2.31%
Long-term debt	28,770	966	3.36%	72,392	1,072	1.48%
Total interest-bearing liabilities	716,307	4,302	0.60%	610,613	5,728	0.94%

Noninterest bearing deposits	263,911			203,312
Other liabilities	15,258			14,484
Total liabilities	995,476			828,409
Stockholders’ equity	99,093			92,875
Total liabilities and stockholders’ equity	$1,094,569			$921,284

Net interest earnings		$31,384			$31,154

Net yield on interest earning assets (NIM)			3.00%			3.61%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21%.
[2]	Interest income on loans includes loan fees.
[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
[4]	Includes nonaccrual loans.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

The following table illustrates the effect of changes in volumes and rates.

	2021 Compared to 2020
	Increase (Decrease)
	Due to Change		Increase
	in Average:		Or
	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$414	$(2,146)	$(1,732)
Loans held for sale	(1,191)	79	(1,112)
Investment securities
Fully taxable	2,899	(1,211)	1,688
Partially taxable	-	(1)	(1)
Tax exempt	-	168	168

Interest bearing deposits in banks	2	(2)	-
Federal funds sold	146	(353)	(207)
Total Interest Income	2,270	(3,466)	(1,196)

Interest expense
Deposits
Demand - interest bearing	105	(117)	(12)
Savings	846	(1,347)	(501)
Time deposits	3,408	(4,174)	(766)

Short-term debt	(41)	-	(41)
Long-term debt	(646)	540	(106)
Total Interest Expense	3,672	(5,099)	(1,426)
Net Interest Income	$(1,402)	$1,633	$230

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is determined by multiplying the current year average balance outstanding by the change in rate from the prior year to the current year.

Noninterest Income

Noninterest income continues to be an increasingly important factor for the Company in maintaining and growing profitability. Management is conscious of the need to constantly review fee income and develop additional sources of complementary revenue.

Noninterest income decreased 7.40% or $904, in 2021. The 2021 decrease is due primarily to a decline in the gross revenue of F&M Mortgage and realized security losses. The decline in revenue from F&M Mortgage was due to a decrease in refinance volume. The Company experienced growth in investment services and insurance income, title insurance income and ATM and check card fees.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Noninterest Expense

Noninterest expenses increased from $29,939 in 2020 to $33,340 in 2021, an 11.36% increase. Expenses increased primarily in the areas of salaries and benefits ($2,003), legal and professional expense ($406), telecommunication and data processing expense ($406), and other operating expenses ($376). Salary increases were due to expansion into the Winchester and Waynesboro markets; this also increased legal and professional fees and data processing expenses. Other operating expenses include loss on the sale of bank property ($112), donation of bank property ($162) and prepayment penalties on FHLB debt repayments ($228). Total noninterest expense as a percentage of average assets totaled 3.05% and 3.36% in 2021 and 2020, respectively. Peer group averages (as reported in the most recent Uniform Bank Performance Report) were 2.40% for 2021 and 2.60% for 2020.

Provision for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and volume of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance for loan losses include internally generated and third-party loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates nonperforming loans relative to their collateral value, when deemed collateral dependent, and makes the appropriate adjustments to the allowance for loan losses when needed. Due to COVID-19, the Company had added or increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. The Company continues to evaluate these factors in light of the changing effects the virus has on the economy, supply chains, and labor markets. The Company has experienced improvements in past dues and nonperforming loans since December 31, 2020. Past due loans have decreased $4,609 and nonperforming loans have decreased $1,029 since December 31, 2020.

 As a result of the above factors, the current year recovery of provision for loan losses totaled $2,821 compared to a provision of $3,300 for 2020. Net charge offs decreased from $1,215 in 2020 to net recoveries of $94 in 2021. Net charge-offs as a percentage of loans held for investment totaled (0.01)% and 0.18% in 2021 and 2020, respectively. The dealer finance charge-off percentage is the largest category at 0.04% of loans held for investment. Losses in the dealer finance segment are closely monitored, and due to payment deferrals, government stimulus programs and record high used car prices, have declined in 2021. As stated in the most recently available Uniform Bank Performance Report (UPBR), peer group loss averages were 0.04% in 2021 and 0.08% in 2020.

The current levels of the allowance for loan losses reflect net charge-off activity and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. Management will continue to monitor the effects of COVID-19 and nonperforming, adversely classified and past due loans to make necessary adjustments to specific reserves and provision for loan losses should conditions change regarding collateral values or cash flow expectations.

Balance Sheet

Total assets increased 26.10% during the year to $1,219,342 at December 31, 2021, an increase of $252,412 from $966,930 at December 31, 2020. Cash and cash equivalents increased $9,713, the AFS security portfolio grew $296,983, net loans held for investment increased $3,819, and loans held for sale declined $53,792. Average earning assets increased 21.21% to $1,046,095 for 2021. The increase in earning assets is due largely to the growth in investment securities and federal funds sold. Deposits grew $261,713 and non-deposit liabilities decreased $14,128 in 2021 as the Bank paid off long-term debt with the FHLB. Average interest-bearing deposits increased $151,092 for 2021 or 28.17%, with increases in interest-bearing demand accounts and savings while time deposits declined. The Company continues to utilize its assets well, with 95.57% of average assets consisting of earning assets.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Balance Sheet, continued

In January 2021, the Bank entered into an agreement to purchase the operations of a branch office in Waynesboro, Virginia from Carter Bank & Trust. The Bank acquired deposits of $14,229 in the transaction and received a cash payment of $13,758, which was net of a premium paid on deposits of $135. No loans were included in the transaction. The transaction closed on April 23, 2021; see Note 29 to the consolidated financial statements in this Form 10-K for additional details on the transaction.

Investment Securities

Due to the deposit growth initiatives implemented in recent years and the COVID-19 pandemic, management has invested excess funds into securities during 2021. Total securities increased $295,319 or 250.49% in 2021 to $413,217 at December 31, 2021 from $117,898 at December 31, 2020. Average balances in investment securities increased 288.46% in 2021 to $236,280. At year end, 22.59% of average earning assets of the Company were held as investment securities, all of which are unpledged. Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk. Portfolio yields averaged 1.23% for 2021, compared to 1.73% in 2020; this is due to the overall market declines in 2021.

There were no Other Than Temporary Impairments (OTTI) write-downs in 2021 or 2020. There were $525 in realized security losses on sales of securities in 2021; there were no realized security gains or loss on sales of securities in 2020.

Maturities and weighted average yields of securities at December 31, 2021 are presented in the table below. Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 4 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Total	Yield[1]

Debt Securities Available for Sale:
U.S. Treasuries	$-		$14,895	0.68%	$14,587	0.99%	$-		$29,482	0.83%
U.S. Government sponsored enterprises	-		95,313	0.98%	38,401	1.37%	-		133,714	1.09%
Securities issued by States & political subdivisions of the U.S.	2,005	0.21%	18,181	0.98%	3,730	1.63%	10,421	2.38%	34,337	1.43%
Mortgage-backed obligations of federal agencies	-		18,299	0.92%	11,678	1.21%	153,670	1.46%	183,647	1.39%
Corporate debt securities	2,013	2.13%	-		19,189	3.19%	1,500	3.75%	22,702	3.13%
Total	$4,018	1.17%	$146,688	0.94%	$87,585	1.70%	$165,591	1.54%	$403,882	1.35%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$125	0.52%	$-		$-		$-		$125	0.52%
Total	$125	0.52%	$-		$-		$-		$125	0.52%

1Tax equivalent yield to the lower of call or maturity date. On securities without a call date, it is the stated yield.

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

The Company’s portfolio of loans held for investment totaled $662,421 at December 31, 2021 compared with $661,329 at December 31, 2020.   Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. Real estate mortgages decreased $23,466 or 14.39%. Construction loans increased $3,769 or 5.27%.  Commercial loans, including agricultural and multifamily loans, increased 4.25% during 2021 to $279,019; PPP loans decreased from $34,908 at December 31, 2020 to $7,936 at December 31, 2021. Consumer loans increased $14,116 or 13.94% mainly due to the dealer finance division loans.  Consumer loans include personal loans, auto loans and other loans to individuals.

The following table shows the maturity of loans and leases, outstanding as of December 31, 2021:

	1 Year or less	1-5 Years	5-15 Years	After 15 Years	Total
Construction/Land Development	$39,177	$25,215	$8,818	$2,026	$75,236
Farmland	4,851	7,745	37,143	16,605	66,344
Real Estate	24,356	74,824	31,832	8,540	139,552
Multi-Family	-	241	2,530	2,116	4,887
Commercial Real Estate	16,442	52,962	69,670	24,490	163,564
Home Equity – closed end	1,187	3,239	1,836	-	6,262
Home Equity – open end	1,965	6,997	34,247	1,038	44,247
Commercial & Industrial – Non-Real Estate	9,091	16,023	19,110	-	44,224
Consumer	1,014	5,940	1,082	-	8,036
Dealer Finance	1,976	38,922	66,448	-	107,346
Credit Cards	3,000	-	-	-	3,000
Total	$103,059	$232,108	$272,716	$54,815	$662,698

PART II, Continued

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Analysis of Loan Portfolio, continued

At December 31, 2021, for loans and leases due after one year, interest rate information is as follows:

	1-5 Years	5-15 Years	After 15 Years	Total
Construction/Land Development
Outstanding with fixed interest rates	$12,052	$1,968	$1,164	$15,184
Outstanding with adjustable rates	13,163	6,850	862	20,875
Total Construction/Land Development	25,215	8,818	2,026	36,059
Farmland
Outstanding with fixed interest rates	$218	$4,547	$-	$4,765
Outstanding with adjustable rates	7,527	32,596	16,605	56,728
Total Farmland	7,745	37,143	16,605	61,493
Real Estate
Outstanding with fixed interest rates	$417	$1,473	$1,807	$3,697
Outstanding with adjustable rates	74,407	30,359	6,733	111,499
Total Real Estate	74,824	31,832	8,540	115,196
Multi-Family
Outstanding with fixed interest rates	$-	$-	$-	$-
Outstanding with adjustable rates	241	2,530	2,116	4,887
Total Multi-Family	241	2,530	2,116	4,887
Commercial Real Estate
Outstanding with fixed interest rates	$1,234	$7,694	$-	$8,928
Outstanding with adjustable rates	51,728	61,976	24,490	138,194
Total Commercial Real Estate	52,962	69,670	24,490	147,122
Home Equity – closed end
Outstanding with fixed interest rates	$357	$1,623	$-	$1,980
Outstanding with adjustable rates	2,882	213	-	3,095
Total Home Equity – closed end	3,239	1,836	-	5,075
Home Equity – open end
Outstanding with fixed interest rates	$-	$-	$-	$-
Outstanding with adjustable rates	6,997	34,247	1,038	42,282
Total Home Equity – open end	6,997	34,247	1,038	42,282
Commercial & Industrial – Non-Real Estate
Outstanding with fixed interest rates	$5,549	$12,616	$-	$18,165
Outstanding with adjustable rates	10,474	6,494	-	16,968
Total Commercial & Industrial – Non-Real Estate	16,023	19,110	-	35,133
Consumer
Outstanding with fixed interest rates	$5,008	$633	$-	$5,641
Outstanding with adjustable rates	932	449	-	1,381
Total Consumer	5,940	1,082	-	7,022
Dealer Finance
Outstanding with fixed interest rates	$38,922	$66,448	$-	$105,370
Outstanding with adjustable rates	-	-	-	-
Total Dealer Finance	38,922	66,448	-	105,370
Total outstanding with fixed interest rates	$63,757	$97,002	$2,971	$163,730
Total outstanding with adjustable interest rates	$168,351	$175,714	$51,844	$395,909
Total	$232,108	$272,716	$54,815	$559,639

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

Fixed rate real estate loans were partially funded with fixed rate borrowings from the Federal Home Loan Bank, which allowed the Company to control its interest rate risk. The Company has not had a need for additional funding from the FHLB due to the growth in deposits, but there may be a time where we match the maturities in the future. In addition, the Company makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 90% of the appraised value. Home equity loans are made for ten or twenty year periods as a revolving line of credit.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Analysis of Loan Portfolio, continued

Construction loans may be made to individuals, who have arranged with a contractor for the construction of a residence, or to contractors that are involved in building pre-sold, spec-homes or subdivisions. The majority of commercial loans are made to small retail, manufacturing and service businesses. Commercial construction loans are made to construct commercial and agricultural buildings. Consumer loans are made for a variety of reasons; however, approximately 75% of the loans are secured by vehicles.

Approximately 75% of the Company’s loans are secured by real estate; however, policies relating to appraisals and loan to value ratios are adequate to control the related risk. Market values continue to be stable with increases in sales prices, reduction in inventory and reduction in days on the market. Unemployment rates in the Company’s market area continue to be below both the national and state averages.

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

Nonaccrual and Past Due Loans

Nonperforming loans include nonaccrual loans and loans 90 days or more past due still accruing. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. The Company would have earned approximately $276 in additional interest income in 2021 had the loans on nonaccrual status been current and performing. Nonperforming loans totaled $5,508 at December 31, 2021 compared to $6,537 at December 31, 2020. At December 31, 2021, there were $43 of loans 90 days or more past due and accruing compared to $102 at December 31, 2020. The remainder of nonperforming loans were on nonaccrual. Management continues their efforts to reduce nonperforming loans, which decreased 15.74% from December 31, 2020 to December 31, 2021 and from 0.99% of loans held for investment at December 31, 2020 to 0.83% at December 31, 2021.

Approximately 98.48% of these nonperforming loans are secured by real estate and were in the process of collection. The Bank believes that adequate specific reserves have been established on impaired loans and continues to actively work with its customers to effect payment. As of December 31, 2021 and 2020, the Company holds $0 of real estate acquired through foreclosure.

A summary of credit ratios for nonaccrual loans is as follows:

	2021	2020
Allowance for loan losses	$7,748	$10,475
Nonaccrual loans	$5,465	$6,435
Total Loans	$662,421	$661,329

Allowance for loan losses to Total Loans	1.17%	1.58%
Nonaccrual Loans to Total Loans	0.83%	0.97%
Allowance for loan losses to Nonaccrual loans	141.77%	162.78%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Potential Problem Loans

As of December 31, 2021, management is not aware of any potential problem loans which are not already classified for regulatory purposes or on the watch list as part of the Bank’s internal grading system.

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

Loans that are not reviewed for impairment are categorized by call report code and an estimate is calculated based on actual loss experience over the last three years. As reflected in Note 6, the Company made a change in its allowance for loan losses methodology to increase the look back period on historical losses from two years to three years. This revised lookback period more accurately reflects the average loss history within the portfolio, as loss history during the most recent two years was impacted by government programs in response to the COVID-19 pandemic.

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

The allowance for loan losses of $7,748 at December 31, 2021 is equal to 1.17% of total loans held for investment. This compares to an allowance of $10,475 or 1.58% of total loans at December 31, 2020. PPP loans are 100% guaranteed by the SBA; thus, they do not have an allowance. PPP loans totaled $7,936 and $34,908 at December 31, 2021 and 2020, respectively.

During 2021, three relationships reviewed for impairment improved their collateral and/or cash flow position and were moved to the general allowance; proceeds were received on one foreclosure sale, sales of collateral to reduce the debt and amortization; and new appraisals on three relationships decreased the calculated impairment. Due to COVID-19, the bank increased the qualitative factor for the economy and concentrations in industries specifically affected by the virus in 2020. Due to improvements in 2021 in the unemployment rate, nonperforming, past due and classified loans, and the end of CARES Act modifications, the bank decreased the environmental factor for COVID-19’s impact on the economy. The Company continues to monitor COVID-19’s effects on the labor market, inflation, the supply chain, government stimulus programs and increased used car prices. Nonaccrual loans at December 31, 2021 totaled $5,465 compared to $6,435 at December 31, 2020. Classified loans (internally rated substandard or watch) decreased from a total of $67,592 at December 31, 2020 to $43,230 at December 31, 2021, or 36%. This remains above the pre-pandemic total of $41,343. Management is closely monitoring the effects of COVID-19 on the loan portfolio and makes adjustments to specific reserves, the environmental factors and the provision for loan losses as necessary.

Loan recoveries, net of losses, totaled $94 in 2021 which is equivalent to (.01)% of total loans outstanding.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

A summary of the activity in the allowance for loan losses follows:

	2021	2020
Balance at beginning of period	$10,475	$8,390
(Recovery of) Provision charged to expenses	(2,821)	3,300
Loan losses:
Construction/land development	-	7
Farmland	-	-
Real Estate	-	158
Multi-family	-	-
Commercial Real Estate	-	64
Home Equity – closed end	-	-
Home Equity – open end	-	34
Commercial & Industrial – Non-Real Estate	40	138
Consumer	33	89
Dealer Finance	1,038	1,551
Credit Cards	54	123
Total loan losses	1,165	2,164
Recoveries:
Construction/land development	307	-
Farmland	-	-
Real Estate	76	7
Multi-family	-	-
Commercial Real Estate	19	11
Home Equity – closed end	-	-
Home Equity – open end	13	3
Commercial & Industrial – Non-Real Estate	37	19
Consumer	24	50
Dealer Finance	754	784
Credit Cards	29	75
Total recoveries	1,259	949
Net loan (losses) recoveries	94	(1,215)
Balance at end of period	$7,748	$10,475

Net loan (recoveries) losses to average loans held for investment:
Construction/land development	(.05)%	-%
Farmland	-%	-%
Real Estate	(.01)%	.02%
Multi-family	-%	-%
Commercial Real Estate	-%	.01%
Home Equity – closed end	-%	-%
Home Equity – open end	-%	-%
Commercial & Industrial – Non-Real Estate	-%	.02%
Consumer	-%	.01%
Dealer Finance	.04%	.12%
Credit Cards	-%	.01%
Total	(.01)%	.18%

Allowance for loan losses as a percentage of loans held for investment	1.17%	1.58%

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Loan Losses and the Allowance for Loan Losses, continued

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2021		2020
	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$977	12.61%	$1,249	11.92%
Farmland	448	5.78%	731	6.98%
Real Estate	1,162	15.00%	1,624	15.50%
Multi-Family	29	.38%	54	.52%
Commercial Real Estate	2,205	28.46%	3,662	34.96%
Home Equity – closed end	41	.53%	55	.53%
Home Equity – open end	407	5.25%	463	4.42%
Commercial & Industrial – Non-Real Estate	288	3.72%	363	3.46%
Consumer	520	6.71%	521	4.98%
Dealer Finance	1,601	20.66%	1,674	15.96%
Credit Cards	70	.90%	79	.76%
Total	$7,748	100.00%	$10,475	100.00%

Deposits and Borrowings

The average deposit balances and average rates paid for 2021 and 2020 were as follows:

	December 31,
	2021		2020
	Average Balance	Rate	Average Balance	Rate

Noninterest-bearing	$263,911		$203,312

Interest-bearing:
Interest Checking	$147,008	0.19%	$107,961	0.27%
Savings Accounts	410,769	0.41%	296,403	0.74%
Time Deposits	129,760	1.05%	132,081	1.61%
Total interest-bearing deposits	687,537	0.48%	536,445	0.86%
Total deposits	$951,448	0.35%	$739,757	0.61%

Average noninterest-bearing demand deposits, which are comprised of checking accounts, increased $60,599 or 29.81% from $203,312 at December 31, 2020 to $263,911 at December 31, 2021. Average interest-bearing deposits, which include interest checking accounts, money market accounts, regular savings accounts and time deposits, increased $151,092 or 28.17% from $536,445 at December 31, 2020 to $687,537 at December 31, 2021. Total average interest checking account balances increased $39,047 or 36.17% from $107,961 at December 31, 2020 to $147,008 at December 31, 2021. Total average savings account balances (including money market accounts) increased $114,366 or 38.58% from $296,403 at December 31, 2020 to $410,769 at December 31, 2021. The bank has a competitive money market rate to maintain and attract core deposits.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Deposits and Borrowings, continued

Average time deposits decreased $2,321 or 1.76% from $132,081 at December 31, 2020 to $129,760 at December 31, 2021. The money market rate has been attractive and as time deposits matured, customers moved their deposits to the money market account.

The maturity distribution of certificates of deposit in excess of FDIC limits is as follows:

	2021	2020
Less than 3 months	$-	$-
3 to 6 months	3,206	300
6 to 12 months	257	-
1 year to 5 years	8,910	11,983
Total	$12,373	$12,283

Total uninsured deposits in excess of $250,000 was $323,361 and $179,218 at December 31, 2021 and 2020, respectively.

Non-deposit borrowings include Federal Home Loan Bank (FHLB) borrowings and subordinated debt notes. Non-deposit borrowings are an important source of funding for the Bank that assist in managing short and long-term funding needs.

Borrowings from the FHLB are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various loan types in the loan portfolio. The Company had no short-term borrowings in 2021 or 2020 due to deposit growth. Repayment of amortizing and fixed maturity loans through FHLB totaled $11,268 during 2021. One loan with a balance of $10,000 and rate of 0.81% was outstanding at December 31, 2021.

Other long-term debt includes $11,772 of subordinated notes, net of unamortized costs at December 31, 2021. On July 29, 2020, the Company issued $5,000 in aggregate principal amount of 5.75% fixed rate subordinated notes due July 31, 2027 and $7,000 in aggregate principal amount of 6% fixed to floating rate subordinated notes due July 31, 2030.

Contractual Obligations and Scheduled Payments:

	December 31, 2021
	Less than	One Year Through	Three Years Through	More than
	One Year	Three Years	Five Years	Five Years	Total
FHLB long term advances	$-	$-	$-	$10,000	$10,000
Subordinated debt	-	-	-	11,772	11,772
Total	$-	$-	$-	$21,772	$21,772

See Note 11 (Short Term Debt) and Note 12 (Long Term Debt) to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total stockholders' equity increased $4,827 or 5.05% in 2021.  Capital was increased by net income totaling $10,738, issuance of common stock totaling $263, common stock issued in the Company’s stock incentive plan of $121, and pension adjustment of $530. Capital was reduced by common and preferred dividends totaling $3,593, unrealized gains on available for sale securities of $2,605, and redemption of preferred stock totaling $627.  As of December 31, 2021, book value per common share was $29.42 compared to $28.43 as of December 31, 2020. Dividends are paid to stockholders quarterly based on decisions by the Board of Directors unless unexpected fluctuations in net income indicate a change to this policy is needed.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Stockholders’ Equity, continued

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk-adjusted assets. Simply stated, the riskier an entity’s investments, the more capital it is required to maintain. The Bank is required to maintain these minimum capital levels. Beginning in 2015, the Bank implemented the Basel III capital requirements, which introduced the Common Equity Tier I ratio in addition to the two previous capital guidelines of Tier I capital (referred to as core capital) and Tier II capital (referred to as supplementary capital). At December 31, 2021, the Bank had Common Equity Tier I capital of 13.95%, Tier I risked based capital of 13.95% and total risked based capital of 15.00% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At December 31, 2021, the Bank reported a leverage ratio of 8.62%. The Bank’s leverage ratio was also substantially above the minimum. The Bank also reported a capital conservation buffer of 7.00% at December 31, 2021. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

Market Risk Management

Most of the Company’s net income is dependent on the Bank’s net interest income. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets. The Company’s net interest margin decreased .61% in 2021 following a decrease of .72% in 2020. This decrease is primarily due to decreases in interest rates as well as changes in balance sheet structure including a decrease in loans held for investment, establishing an investment portfolio, and substantial deposit growth which led to excess funds on hand. In 2020, the Federal Open Market Committee elected to decrease the short-term rates target 150BP to 0% from 1.50%.

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

Liquid assets, which include cash and cash equivalents, federal funds sold, interest bearing deposits and short-term investments averaged $83,265 for 2021. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of growth in the core deposit base, liquid assets have grown over the prior year. The Company has increased efforts to raise deposits and depositors have changed their savings habits during 2021 due to the COVID-19 pandemic. While this helps liquidity, the investment options and rate market in general have hurt the net interest margin. The Company has lowered core deposit rates throughout 2021 to mitigate the decline in net interest margin. The Bank’s membership in the Federal Home Loan Bank has historically provided liquidity as the Bank borrows money that is repaid over a five to ten-year period and uses the money to make fixed rate loans. With excess funds provided by deposit growth, management anticipates no additional borrowings in 2022. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Company reviews its interest rate gap periodically and makes adjustments as needed. Management is not aware of any off-balance sheet items that will impair future liquidity.

PART II, Continued

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands), Continued

Market Risk Management, continued

The following table depicts the Company’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities as of December 31, 2021. As the notes to the table indicate, the data was based in part on assumptions as to when certain assets or liabilities would mature or reprice. The analysis indicates an asset sensitive one-year cumulative GAP position of -1.96% of total earning assets, compared to 17.03% in 2020. Approximately 22.42% of rate sensitive assets and 34.19% of rate sensitive liabilities are subject to repricing within one year. Short term assets (less than one year) decreased $99,862 during the year, while total earning assets increased $256,998. The growth in earning assets is primarily due to the utilization of excess funds created by deposit growth. Short term deposits, maturities less than 365 days, increased $78,658 and short-term borrowings decreased $3,623. Short term borrowings decreased as advances matured and were not renewed.

The following GAP analysis shows the time frames as of December 31, 2021, in which the Company’s assets and liabilities are subject to repricing:

	1-90	91-365	1-5	Over 5	Not
	Days	Days	Years	Years	Classified	Total
Rate Sensitive Assets:
Loans held for investment	$108,743	$60,772	$360,168	$133,015	$-	$662,698
Loans held for sale	4,887	-	-	-	-	4,887
Federal funds sold	76,667	-	-	-	-	76,667
Investment securities	125	4,018	146,688	253,176	-	404,007
Interest bearing money market and bank deposits in other banks	2,938	-	-	-	-	2,938
Total Earning Assets	193,360	64,790	506,856	386,191	-	1,151,197

Rate Sensitive Liabilities:
Interest bearing demand deposits	-	38,394	115,181	38,394	-	191,969
Savings deposits	-	198,946	256,003	28,527	-	483,476
Certificates of deposit	12,622	30,790	80,445	-	-	123,857
Total Deposits	12,622	268,130	451,629	66,921	-	799,302
Long-term debt	-	-	-	21,772	-	21,772
Total	12,622	268,130	451,629	88,693	-	821,074

Discrete Gap	180,738	(203,340)	55,227	297,498	-	330,123
Cumulative Gap	180,738	(22,602)	32,625	330,123	330,123
As a % of Earning Assets	15.70%	-1.96%	2.83%	28.68%	28.68%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Note Applicable

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets (dollars in thousands, except per share data)

As of December 31, 2021 and 2020

	2021	2020
Assets
Cash and due from banks	$8,516	$11,181
Money market funds and interest-bearing deposits in other banks	2,938	1,244
Federal funds sold	76,667	65,983
Cash and cash equivalents	88,121	78,408

Securities:
Held to maturity, at amortized cost - fair value of $125 in 2021 and 2020	125	125
Available for sale, at fair value	403,882	106,899
Other investments	9,210	10,874
Loans held for sale, at fair value	4,887	14,307
Loans held for sale, participations	-	44,372
Loans held for investment, net of deferred fees and costs	662,421	661,329
Less: allowance for loan losses	(7,748)	(10,475)
Net loans held for investment	654,673	650,854

Bank premises and equipment, net	17,063	17,909
Bank premises held for sale	300	520
Interest receivable	3,117	2,727
Goodwill	3,082	2,884
Bank owned life insurance	22,878	22,647
Other assets	12,004	14,404
Total Assets	$1,219,342	$966,930

Liabilities
Deposits:
Noninterest bearing	$280,993	$236,915
Interest bearing	799,302	581,667
Total deposits	1,080,295	818,582

Long-term debt	21,772	33,202
Other liabilities	16,819	19,517
Total Liabilities	1,118,886	871,301

Commitments and contingencies

Stockholders’ Equity
Series A Preferred Stock, $25 liquidation preference, 400,000shares authorized, 0shares issued and outstanding at December 31, 2021 and 205,327 shares issued and outstanding at December 31, 2020	-	4,558
Common stock $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,414,306 and 3,203,372 shares issued and outstanding at December 31, 2021 and 2020, respectively	17,071	16,017
Additional paid in capital – common stock	10,127	6,866
Retained earnings	78,350	71,205
Accumulated other comprehensive loss	(5,092)	(3,017)
Total Stockholders’ Equity	100,456	95,629
Total Liabilities and Stockholders’ Equity	$1,219,342	$966,930

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income (dollars in thousands, except per share data)

For the years ended 2021 and 2020

	2021	2020
Interest and Dividend Income
Interest and fees on loans held for investment	$32,374	$34,113
Interest from loans held for sale	186	1,298
Interest from money market funds and federal funds sold	142	349
Interest from debt securities	2,874	1,032
Total interest and dividend income	35,576	36,792

Interest Expense
Total interest on deposits	3,336	4,615
Interest from short-term debt	-	41
Interest from long-term debt	966	1,072
Total interest expense	4,302	5,728
Net Interest Income	31,274	31,064

(Recovery of) Provision for Loan Losses	(2,821)	3,300
Net Interest Income After (Recovery of) Provision for Loan Losses	34,095	27,764

Noninterest Income
Service charges on deposit accounts	1,133	1,191
Investment services and insurance income, net	944	669
Mortgage banking income, net	4,646	6,154
Title insurance income	2,074	1,978
Income on bank owned life insurance	671	614
Low income housing partnership losses	(861)	(893)
ATM and check card fees	2,311	1,900
Net investment securities gains (losses)	(525)	-
Other operating income	913	597
Total noninterest income	11,306	12,210

Noninterest Expenses
Salaries	14,102	12,738
Employee benefits	4,385	3,746
Occupancy expense	1,262	1,167
Equipment expense	1,200	1,180
FDIC insurance assessment	414	378
Other real estate owned, net	-	346
Marketing expense	748	604
Legal and professional expense	1,068	662
ATM and check card fees	1,113	1,047
Telecommunication and data processing expense	2,672	2,266
Directors fees	493	428
Bank Franchise tax	711	733
Impairment of long-lived assets	171	19
Other operating expenses	5,001	4,625
Total noninterest expenses	33,340	29,939

Income before income taxes	12,061	10,035
Income Tax Expense	1,323	1,142
Net Income	10,738	8,893
Net Income attributable to noncontrolling interest	-	(105)
Net Income attributable to F & M Bank Corp.	10,738	8,788
Dividends paid/accumulated on preferred stock	(196)	(263)
Net income available to common stockholders	$10,542	$8,525

Per Common Share Data
Net income - basic	$3.25	$2.66
Net income - diluted	$3.12	$2.56
Cash dividends on common stock	$1.04	$1.04
Weighted average common shares outstanding – basic	3,245,086	3,199,883
Weighted average common shares outstanding – diluted	3,442,173	3,428,765

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (dollars in thousands)

For the years ended 2021 and 2020

	Years Ended December 31,
	2021	2020

Net Income attributable to F & M Bank Corp.	$10,738	$8,788

Other comprehensive income (loss):
Pension plan adjustment	671	(781)
Tax effect	141	164
Pension plan adjustment, net of tax	530	(617)

Unrealized holding (losses) gains on available-for-sale securities	(3,823)	1,027
Tax effect	803	216)
Unrealized holding (losses) gains, net of tax	(3,020)	811

Less:
Reclassifications adjustment for losses included in net income	525	-
Tax effect	110	-
Realized losses on sale of available-for-sale securities, net	415	-

Total other comprehensive (loss) income	(2,075)	194

Comprehensive income attributable to F&M Bank Corp.	$8,663	$8,982

Comprehensive income attributable to noncontrolling interests	$-	$105

Total comprehensive income	$8,663	$9,087

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)

For the years ended December 31, 2021 and 2020

	Preferred	Common	Additional Paid in	Retained	Noncontrolling	Accumulated Other Comprehensive
	Stock	Stock	Capital	Earnings	Interest	Loss	Total

Balance, December 31, 2019	$4,592	$16,042	$7,510	$66,008	$634	$(3,211)	$91,575
Net income	-	-	-	8,788	105	-	8,893
Other comprehensive income	-	-	-	-	-	194	194
Distributions to noncontrolling interest	-	-	-	-	(177)	-	(177)
Dividends on preferred stock ($1.27 per share)	-	-	-	(263)	-	-	(263)
Dividends on common stock ($1.04 per share)	-	-	-	(3,328)	-	-	(3,328)
Common stock repurchased (18,472 shares)	-	(92)	(381)	-	-	-	(473)
Common stock issued (11,866 shares)	-	59	199	-	-	-	258
Preferred stock converted to common (1,333 shares)	(34)	8	26	-	-	-	-
Purchase of Minority Interest	-	-	(488)	-	-	-	(1,050)
Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$-	$(3,017)	$95,629
Net Income	-	-	-	10,738	-	-	10,738
Other comprehensive (loss)	-	-	-	-	-	(2,075)	(2,075)
Dividends on preferred stock ($0.96 per share)	-	-	-	(196)	-	-	(196)
Dividends on common stock ($1.04 per share)	-	-	-	(3,397)	-	-	(3,397)
Common stock issued (9,332 shares)	-	47	216	-	-	-	263
Preferred stock converted to common (180,261 shares)	(3,931)	1,001	2,930	-	-	-	-
Preferred stock redeemed (25,066 shares)	(627)	-	-	-	-	-	(627)
Common stock issued for Stock-based Compensation (1,332 shares)	-	6	29	-	-	-	35
Stock-based compensation expense	-	-	86	-	-	-	86
Balance, December 31, 2021	$-	$17,071	$10,127	$78,350	$-	$5,092)	$100,456

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net income	$10,738	$8,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	1,241
Amortization of intangibles	71	59
Amortization of securities	1,004	284
Proceeds from sale of loans held for sale originated	203,681	212,180
Gain on sale of loans held for sale originated	(4,679)	(5,576)
Loans held for sale originated	(189,582)	(217,937)
(Recovery of) Provision for loan losses	(2,821)	3,300
Deferred tax expense (benefit)	476	(670)
(Increase) in interest receivable	(390)	(683)
Decrease (increase) in other assets	2,560	(670)
(Decrease) increase in accrued liabilities	(2,076)	836
Loss on sale of investments	525	-
Amortization of limited partnership investments	861	893
Loss (gain) on sale of fixed assets, net	114	(14)
Loss on sale and valuation adjustments of other real estate owned	-	326
Income from life insurance investment	(671)	(614)
Share based compensation expense	86	-
Loss on sale of assets held for sale	220	-
Net Cash Provided by Operating Activities	21,281	1,848

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	19,130	24,513
Proceeds from sales of securities available for sale	25,917	-
Purchases of securities available for sale and other investments	(346,857)	(126,304)
Proceeds from the redemption of restricted stock, net	790	1,758
Proceeds from maturities of securities held to maturity	-	125
Purchases of securities held to maturity	-	(125)
Net (increase) in loans held for investment	(998)	(59,119)
Net decrease in loans held for sale participations	44,372	19,452
Net purchase of property and equipment	(563)	(742)
Purchase of bank owned life insurance	-	(2,000)
Purchase of minority interest	-	(856)
Proceeds from sale of other real estate owned	-	1,163
Proceeds from life insurance benefits	421	-
Proceeds from the sale of property and equipment	142	-
Cash received in branch acquisition (net of cash paid)	13,946	-
Net Cash (Used in) Investing Activities	(243,700)	(142,135)

Cash Flows from Financing Activities
Net change in deposits	247,484	176,873
Net change in short-term debt	-	(10,000)
Dividends paid in cash	(3,593)	(3,591)
Proceeds from long-term debt	-	71,903
Distributions to non-controlling interest	-	(177)
Proceeds from sale of common stock	263	-
Proceeds from issuance of common stock	35	258
Repurchase of preferred stock	(627)	-
Repurchase of common stock	-	(473)
Repayments of long-term debt	(11,430)	(91,902)
Net Cash Provided by Financing Activities	232,132	142,891

Net Increase in Cash and Cash Equivalents	9,713	2,604

Cash and Cash Equivalents, Beginning of Year	78,408	75,804
Cash and Cash Equivalents, End of Year	$88,121	$78,408

Supplemental Cash Flow information:
Cash paid for:
Interest	$4,071	$5,816
Income taxes	$2,012	$595
Supplemental non-cash disclosures:
Change in unrealized (loss) gain on securities available for sale, net	$(3,298)	$811
Minimum pension liability adjustment, net	$530	$(617)
Conversion of preferred stock to common stock	$(3,931)	$34
Assets held for sale:
Bank premises and equipment transferred to held for sale	$-	$537
Donation of assets held for sale	$161	$-
Write down of assets held for sale	$59	$-
Branch purchase:
Tangible assets acquired (net of cash received)	$61	$-
Identifiable intangible assets acquired	$73	$-
Liabilities assumed	$14,044	$-

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 1 NATURE OF OPERATIONS:

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc, (“FMFS”) VBS Mortgage, LLC (dba F&M Mortgage) and VSTitle, LLC (“VST”).

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

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Securities, continued

Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

For held-to-maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

For available-for-sale securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company had no other than temporary impairment in 2021 or 2020.

Other Investments

The Company periodically invests in low-income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership. In addition, state and federal historic rehabilitation credits are generated from some of the partnerships. Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Investment, continued

Commercial and industrial non-real estate loans are secured by collateral other than real estate or are unsecured. During 2020 and 2021, the bank participated in the Payroll Protection Program (“PPP”) sponsored by the SBA. These loans are unsecured at a fixed interest rate of 1% and 100% guaranteed by the SBA. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

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

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans Held for Sale, continued

The period of time between issuance of a loan commitment and sale of the loan generally ranges from two to three weeks. F&M Mortgage protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. F&M Mortgage determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded. These loans are pre-sold with servicing released and no interest is retained after the loans are sold. The Company uses fair value accounting for its portfolio of loans held for sale (LHFS) originated by F&M Mortgage in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $4,887 as of December 31, 2021 of which $4,920 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

The Bank participates in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation. Pursuant to the terms of a participation agreement, the Bank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage loan originators located throughout the United States. A takeout commitment is in place at the time the loans are purchased. The Bank has participated in similar arrangements since 2003 as a higher yielding alternative to federal funds sold or investment securities. These loans are short-term, residential real estate loans that have an average life in our portfolio of approximately two weeks. The Bank holds these loans during the period of time between loan closing and when the loan is paid off by the ultimate secondary market purchaser. As of December 31, 2021, and 2020, there were $0 and $44,372 of these loans included in loans held for sale on the Company’s consolidated balance sheet.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company has $4,999 and $5,748 in loans classified as TDRs that are current and performing as of December 31, 2021 and December 31, 2020.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan and Losses, continued

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

Except for credit cards and dealer finance, all loans are assigned an internal risk rating based on certain credit quality indicators. The period-end balances for each loan segment are multiplied by the adjusted loss factor. Specific allowances are established for individually evaluated impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

On March 27, 2020, the CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR. During the pandemic, the bank executed modifications of principal and interest deferrals in connection with COVID-19 relief to our customers. Of those modifications, one loan with a balance of $2,486 was in deferral as of December 31, 2021 and returned to active status on January 18, 2022.

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

Assets Held for Sale

Assets held for sale at December 31, 2021 included one branch building that was closed during 2020. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets under ASC 805, “Business Combinations” and ASC 350, “Intangibles”, respectively. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company recorded goodwill and intangible assets in 2021 related to the Waynesboro branch acquisition; see Note 29. The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of December 31 each fiscal year. Accounting guidance states an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company performed an internal evaluation of goodwill for December 31, 2021. Based on the results of this review, no impairment was deemed necessary.

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

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2021 and 2020 were $748 and $604, respectively.

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

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Risk and Uncertainties

The coronavirus (“COVID-19”) pandemic spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March 2020 with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings. Branches reopened on April 12, 2021 for regular business hours and staff returned to their normal office locations. Due to high transmission rates in our area, branches reverted to drive-thru services with lobby hours by appointment from January 18, 2022 to March 7, 2022. COVID-19 continues to effect our operations, although the long-term extent and significance remain unknown. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may adversely affect our future earnings, cash flows and financial condition, including among others, credit losses resulting from financial stress on borrowers, decreased demand for products and operational failures. In addition, significant assumptions, judgments, and estimates used in the preparation of our financial statements, including those associated with evaluations of goodwill for impairment, and allowance for loan losses, may be subject to adjustments in future periods due to the rapidly changing, uncertain and unprecedented nature of the pandemic.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income or earnings per share.

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per common share calculation. All of the Company’s outstanding preferred stock was redeemed by the Company for cash or converted to common stock during the fourth quarter of 2021.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings per Share, continued

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented:

	For the year ended
	December 31, 2021	December 31, 2020
Earnings Available to Common Stockholders:
Net Income	$10,738	$8,893
Non-controlling interest income	-	105
Preferred stock dividends	196	263
Net Income Available to Common Stockholders	$10,542	$8,525

The following table shows the effect of dilutive preferred stock conversion on the Company’s earnings per share for the periods indicated:

	For the year ended
	December 31, 2021			December 31, 2020
	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$10,542	3,245,086	$3.25	$8,525	3,199,883	$2.66
Effect of Dilutive Securities:
Convertible Preferred Stock	196	197,087	(0.13)	263	228,882	(0.10)
Diluted EPS	$10,738	3,442,173	$3.12	$8,788	3,428,765	$2.56

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is implementing a CECL model to begin running parallel in the first quarter 2022. Data has been archived under the current model.

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

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is preparing to have all loan agreements, other than SWAP loans, transitioned from LIBOR by the end of second quarter 2022. The SWAP loans have amended Rate Protection Agreements executed by the borrower in preparation of transition away from LIBOR by the swap holder.

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In August 2021, the FASB issued ASU 2021-06, “‘Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements, continued

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. The COVID-19 discussion following the Critical Accounting Policies at the beginning of the Management’s Discussion and Analysis and note 5 provide more details on what the Company is doing to prepare for the impact.

NOTE 3 CASH AND DUE FROM BANKS:

The Bank may be required to maintain average reserve balances based on a percentage of deposits. Due to the deposit reclassification procedures implemented by the Bank, there is no Federal Reserve Bank reserve requirement for the years ended December 31, 2021 and 2020.

NOTE 4 SECURITIES:

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U. S. Treasuries	$125	$-	$-	$125
December 31, 2020
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U. S. Treasuries	$29,847	$-	$365	$29,482
U. S. Government sponsored enterprises	134,466	-	752	133,714
Securities issued by States and political subdivisions of the U.S.	34,078	406	147	34,337
Mortgage-backed obligations of federal agencies	185,216	522	2,091	183,647
Corporate debt securities	22,555	372	225	22,702
Total Securities Available for Sale	$406,162	$1,300	$3,580	$403,882

December 31, 2020
U. S. Government sponsored enterprises	$6,000	$47	$-	$6,047
Securities issued by States and political subdivisions of the U.S.	17,177	515	-	17,692
Mortgage-backed obligations of federal agencies	73,422	502	153	73,771
Corporate debt securities	9,282	121	14	9,389
Total Securities Available for Sale	$105,881	$1,185	$167	$106,899

The amortized cost and fair value of securities at December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 4 SECURITIES (CONTINUED):

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125	$125	$4,011	$4,018
Due after one year through five years	-	-	147,321	146,688
Due after five years through ten years	-	-	88,489	87,585
Due after ten years	-	-	166,341	165,591
Total	$125	$125	$406,162	$403,882

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2021 and 2020:

	2021	2020
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized losses	(525)	-
Net realized (losses)	$(525)	$-
Proceeds from sales of securities	$25,917	$-

There were no pledged securities at December 31, 2021 or 2020.

As of December 31, 2021, other investments consist of investments in twelve low-income housing and historic equity partnerships (carrying basis of $6,762), stock in the Federal Home Loan Bank (carrying basis of $859), and various other investments (carrying basis of $1,589). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2021. At December 31, 2021, the Company was committed to invest an additional $961 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

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

A summary of unrealized losses and the length of time in a continuous loss position, by security type of December 31, 2021 and 2020 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U. S. Government treasuries	$29,481	$365	$-	$-	$29,481	$365
U. S. Government sponsored enterprises	93,714	752	-	-	93,714	752
Securities issued by State and political subdivisions in the U.S.	13,308	147	-	-	13,308	147
Mortgage-backed obligations of federal agencies	126,501	1,871	10,074	220	136,575	2,091
Corporate debt securities	8,825	225	-	-	8,825	225
Total	$271,829	$3,360	$10,074	$220	$281,903	$3,580

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 4 SECURITIES (CONTINUED):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage-backed obligations of federal agencies	$73,771	$153	$-	$-	$73,771	$153
Corporate debt securities	9,389	14	-	-	9,389	14
Total	$83,160	$167	$-	$-	$83,160	$167

At December 31, 2021 there were $10.0 million or 4 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $220 thousand. At December 31, 2020 there were no securities in a loss position for more than 12 months.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2021 and 2020 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.

NOTE 5 LOANS:

During the pandemic, modifications allowing principal and interest deferrals were granted in connection with COVID-19 relief. These modifications and deferrals were not considered troubled debt restructurings pursuant to interagency guidance issued in March 2020 and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. As of December 31, 2021, one loan with a balance of $2,486 was in deferral; it returned to active status on January 18, 2022.

Loans held for investment as of December 31, 2021, and 2020 were as follows:

	2021	2020
Construction/Land Development	$75,236	$71,467
Farmland	66,344	53,728
Real Estate	139,552	163,018
Multi-Family	4,887	5,918
Commercial Real Estate	163,564	142,516
Home Equity – closed end	6,262	8,476
Home Equity – open end	44,247	46,613
Commercial & Industrial – Non-Real Estate	44,224	65,470
Consumer	8,036	9,405
Dealer Finance	107,346	91,861
Credit Cards	3,000	2,857
Gross loans	662,698	661,329
Less: Deferred loan fees, net of costs	277)	-
Total	$662,421	$661,329

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $163,326 and $173,029 as of December 31, 2021 and 2020, respectively. The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 5 LOANS (CONTINUED):

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market, and the Bank’s commitment to purchase residential mortgage loan participations from Northpointe Bank. The volume of loans purchased from Northpointe fluctuates due to a number of factors including changes in secondary market rates, which affects demand for mortgage loans; the number of participating banks involved in the program; the number of mortgage loan originators selling loans to the lead bank and the funding capabilities of the lead bank. Loans held for sale as of December 31, 2021 and 2020 were $4,887 and $58,679, respectively.

The following is a summary of information pertaining to impaired loans:

	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$645	$645	$-	$1,693	$1,693	$-
Farmland	2,286	2,286	-	-	-	-
Real Estate	2,748	2,748	-	6,648	6,648	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,494	8,494	-	8,592	8,656	-
Home Equity – closed end	147	147	-	687	687	-
Home Equity – open end	-	-	-	151	151	-
Commercial & Industrial – Non-Real Estate	-	-	-	8	8	-
Consumer	5	5	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	12	12	-	8	8	-
	14,337	14,337	-	17,787	17,851	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	-	-	-	1,737	1,737	370
Real Estate	1,172	1,172	119	7,143	7,143	365
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	6,004	6,004	603	7,464	7,464	1,833
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	1	1	1
Credit cards	-	-	-	-	-	-
Dealer Finance	95	95	14	147	147	15
	7,271	7,271	736	16,492	16,492	2,584
Total impaired loans	$21,608	$21,608	$736	$34,279	$34,343	$2,584

The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 5 LOANS (CONTINUED):

The following is a summary of the average investment and interest income recognized for impaired loans:

	December 31, 2021		December 31, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$984	$29	$1,598	$103
Farmland	1,760	126	-	-
Real Estate	4,575	155	5,520	356
Multi-Family	-	-	-	-
Commercial Real Estate	9,225	253	3,296	229
Home Equity – closed end	414	18	522	34
Home Equity – open end	-	-	38	7
Commercial & Industrial – Non-Real Estate	2	-	55	1
Consumer	1	-	-	-
Credit cards	-	-	-	-
Dealer Finance	14	1	24	1
	16,975	582	11,053	731
Impaired loans with a valuation allowance
Construction/Land Development	-	-	243	-
Farmland	420	-	1,797	233
Real Estate	1,399	45	8,956	413
Multi-Family	-	-	-	-
Commercial Real Estate	6,201	172	4,108	237
Home Equity – closed end	-	-	177	-
Home Equity – open end	-	-	113	-
Commercial & Industrial – Non-Real Estate	-	-	17	-
Consumer	-	-	2	-
Credit cards	-	-	-	-
Dealer Finance	112	9	146	13
	8,132	226	15,559	896
Total impaired loans	$25,107	$808	$26,612	$1,627

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 5 LOANS (CONTINUED):

The following table presents the aging of the recorded investment of past due loans as of December 31, 2021 and 2020:

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2021
Construction/Land Development	$360	$41	$38	$439	$74,797	$75,236	$302	$-
Farmland	-	-	-	-	66,344	66,344	1,320	-
Real Estate	1,254	89	395	1,738	137,814	139,552	827	-
Multi-Family	-	-	-	-	4,887	4,887	-	-
Commercial Real Estate	-	-	108	108	163,456	163,564	2,975	-
Home Equity – closed end	53	-	-	53	6,209	6,262	-	-
Home Equity – open end	471	216	-	687	43,560	44,247	-	-
Commercial & Industrial – Non- Real Estate	35	1	43	79	44,145	44,224	-	43
Consumer	9	67	-	76	7,960	8,036	1	-
Dealer Finance	694	91	16	801	106,545	107,346	40	-
Credit Cards	16	-	-	16	2,984	3,000	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	(277)	(277)	-	-
Total	$2,892	$505	$600	$3,997	$658,424	$662,421	$5,465	$43

	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2020
Construction/Land Development	$2,557	$-	$-	$2,557	$68,910	$71,467	$251	$-
Farmland	-	-	-	-	53,728	53,728	1,737	-
Real Estate	1,724	512	304	2,540	160,478	163,018	368	102
Multi-Family	-	-	-	-	5,918	5,918	-	-
Commercial Real Estate	554	-	920	1,474	141,042	142,516	3,820	-
Home Equity – closed end	3	30	-	33	8,443	8,476	-	-
Home Equity – open end	716	-	212	928	45,685	46,613	212	-
Commercial & Industrial – Non- Real Estate	95	44	-	139	65,331	65,470	3	-
Consumer	39	-	-	39	9,366	9,405	-	-
Dealer Finance	694	157	-	851	91,010	91,861	44	-
Credit Cards	45	-	-	45	2,812	2,857	-	-
Total	$6,427	$743	$1,436	$8,606	$652,723	$661,329	$6,435	$102

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of changes in the allowance for loan losses for the years ended December 31, 2021 and 2020 is as follows:

December 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(579)	$977	$-	$977
Farmland	731	-	-	(283)	448	-	448
Real Estate	1,624	-	76	(538)	1,162	119	1,043
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(1,476)	2,205	603	1,602
Home Equity – closed end	55	-	-	(14)	41	-	41
Home Equity – open end	463	-	13	(69)	407	-	407
Commercial & Industrial – Non- Real Estate	363	40	37	(72)	288	-	288
Consumer	521	33	24	8	520	-	520
Dealer Finance	1,674	1,038	754	211	1,601	14	1,587
Credit Cards	79	54	29	16	70	-	70
Total	$10,475	$1,165	$1,259	$(2,821)	$7,748	$736	$7,012

December 31, 2020	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,190	$7	$-	$66	$1,249	$-	$1,249
Farmland	668	-	-	63	731	370	361
Real Estate	1,573	158	7	202	1,624	365	1,259
Multi-Family	20	-	-	34	54	-	54
Commercial Real Estate	1,815	64	11	1,900	3,662	1,833	1,829
Home Equity – closed end	42	-	-	13	55	-	55
Home Equity – open end	457	34	3	37	463	-	463
Commercial & Industrial – Non-Real Estate	585	138	19	(103)	363	-	363
Consumer	186	89	50	374	521	1	520
Dealer Finance	1,786	1,551	784	655	1,674	15	1,659
Credit Cards	68	123	75	59	79	-	79
Total	$8,390	$2,164	$949	$3,300	$10,475	$2,584	$7,891

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table presents the recorded investment in loans based on impairment method as of December 31, 2021 and 2020:

December 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$75,236	$645	$74,591
Farmland	66,344	2,286	64,058
Real Estate	139,552	3,920	135,632
Multi-Family	4,887	-	4,887
Commercial Real Estate	163,564	14,498	149,066
Home Equity – closed end	6,262	147	6,115
Home Equity –open end	44,247	-	44,247
Commercial & Industrial – Non-Real Estate	44,224	-	44,224
Consumer	8,036	5	8,031
Dealer Finance	107,346	107	107,239
Credit Cards	3,000	-	3,000
Gross Loans	662,698	21,608	641,090
Less: Deferred loan fees, net of costs	(277)	-	(277)
Total	$662,421	$21,608	$640,813

December 31, 2020	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Construction/Land Development	$71,467	$1,693	$69,774
Farmland	53,728	1,737	51,991
Real Estate	163,018	13,791	149,227
Multi-Family	5,918	-	5,918
Commercial Real Estate	142,516	16,056	126,460
Home Equity – closed end	8,476	687	7,789
Home Equity –open end	46,613	151	46,462
Commercial & Industrial – Non-Real Estate	65,470	8	65,462
Consumer	9,405	1	9,404
Dealer Finance	91,861	155	91,706
Credit Cards	2,857	-	2,857
Total	$661,329	$34,279	$627,050

During the third quarter of 2021, Management changed the historical net charge off lookback period from two years to three years for all segments given recent asset quality trends and the impact of government programs in response to the COVID-19 pandemic on charge off experience. Management believes the three-year lookback period is more indicative of the risk remaining in the loan portfolio.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

This change and the effect on provision expense for the twelve months ended December 31, 2021 and the allowance for loan losses at December 31, 2021 was as follows:

	Calculated Provision Based on Current Methodology	Current Provision Based on Prior Methodology	Difference
Construction/Land Development	$(579)	$(1,099)	$520
Farmland	(283)	(283)	-
Real Estate	(538)	(532)	(6)
Multi-Family	(25)	(25)	-
Commercial Real Estate	(1,476)	(1,701)	225
Home Equity – closed end	(14)	(14)	-
Home Equity – open end	(69)	(105)	36
Commercial & Industrial – Non-Real Estate	(72)	(75)	3
Consumer	8	(368)	376
Dealer Finance	211	52	159
Credit Cards	16	1	15
	$(2,821)	$(4,149)	$1,328

The following table shows the Company’s loan portfolio broken down by internal loan grade as of December 31, 2021 and 2020:

December 31, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$9,952	$43,861	$19,457	$1,658	$302	$-	$75,236
Farmland	56	291	6,804	42,615	13,620	1,638	1,320	-	66,344
Real Estate	-	1,128	30,268	61,940	28,895	12,462	4,859	-	139,552
Multi-Family	-	-	1,021	2,586	1,154	126	-	-	4,887
Commercial Real Estate	-	2,124	36,308	72,414	35,444	4,428	12,846	-	163,564
Home Equity – closed end	-	61	1,268	3,103	762	1,068	-	-	6,262
Home Equity – open end	-	1,293	17,333	21,296	2,477	1,632	216	-	44,247
Commercial & Industrial (Non-Real Estate)	-	1,001	7,562	21,527	13,538	533	63	-	44,224
Consumer (excluding dealer)	10	522	2,919	3,526	980	79	-	-	8,036
Gross loans	$66	$6,426	$113,435	$272,868	$116,327	$23,624	$19,606	$-	$552,352
Less: Deferred loan fees, net of costs									277)
Total									$552,075

	Credit Cards	Dealer Finance
Performing	$3,000	$107,330
Nonperforming	-	16
Total	$3,000	$107,346

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 6 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

December 31, 2020	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$142	$8,448	$40,126	$18,226	$4,274	$251	$-	$71,467
Farmland	58	459	11,707	26,899	11,846	1,022	1,737	-	53,728
Real Estate	-	2,283	39,223	66,698	32,302	6,977	15,535	-	163,018
Multi-Family	-	-	1,075	3,509	1,334	-	-	-	5,918
Commercial Real Estate	-	4,114	31,205	47,477	26,677	18,637	14,406	-	142,516
Home Equity – closed end	-	124	2,479	3,289	759	1,795	30	-	8,476
Home Equity – open end	-	1,705	17,716	22,014	3,171	1,477	530	-	46,613
Commercial & Industrial Non-Real Estate	90	1,524	7,601	17,050	38,290	913	2	-	65,470
Consumer (excluding dealer)	-	173	3,461	3,975	1,790	6	-	-	9,405
Total	$148	$10,524	$122,915	$231,037	$134,395	$35,101	$32,491	$-	$566,611

	Credit Cards	Dealer Finance
Performing	$2,857	$91,817
Nonperforming	-	44
Total	$2,857	$91,861

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

December 31, 2021 and 2020

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

During the twelve months ended December 31, 2021, the Bank modified 3 loans that were considered to be troubled debt restructurings. These modifications included rate adjustments, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof.

	December 31, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment

Farmland	1	$966	$966
Real Estate	1	109	109
Consumer	1	5	5
Total	3	$1,080	$1,080

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 7 TROUBLED DEBT RESTRUCTURING (CONTINUED):

As of December 31, 2021, there were no loans restructured in the previous twelve months, in default. A restructured loan is considered in default when it becomes 90 days past due.

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

NOTE 8 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment as of December 31 are summarized as follows:

	2021	2020
Land	$4,115	$4,369
Buildings and improvements	15,956	16,192
Furniture and equipment	10,052	10,086
	30,123	30,647
Less ‑ accumulated depreciation	(13,060)	(12,738)
Net	$17,063	$17,909

Depreciation of $1,169 in 2021 and $1,232 in 2020 were charged to operations.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 9 OTHER REAL ESTATE OWNED:

The table below reflects other real estate owned (OREO) activity for 2021 and 2020:

	2021	2020
Balance as of January 1	$-	$1,489
Loans transferred to OREO	-	-
Sale of OREO	-	(1,163)
Write down of OREO and losses on sale	-	(326)
Balance as of December 31	$-	$-

Activity in the valuation allowance was as follows:

	2021	2020
Balance as of January 1	$-	$1,181
Provision charged to expense	-	116
Reductions from sales of real estate owned	-	(1,297)
Balance as of December 31	$-	$-

(Income) expenses related to foreclosed assets include:

	2021	2020
Net loss on sales	$-	$205
Gain on foreclosure	-	-
Provision for unrealized losses	-	116
Operating expenses, net of rental income	-	25
(Income) expenses related to foreclosed assets	$-	$346

There were no real estate owned properties at December 31, 2021 and 2020. At December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $589.

NOTE 10 DEPOSITS:

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2021 and 2020 were $12,373 and $12,283. At December 31, 2021, the scheduled maturities of all time deposits are as follows:

2022	$43,411
2023	44,720
2024	20,347
2025	9,580
2026	5,799
Thereafter	-
Total	$123,857

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 11 SHORT‑TERM DEBT:

Short-term debt, all maturing within 12 months, as of December 31, 2021 and 2020 is summarized as follows:

	Maximum Outstanding at any Month End	Outstanding At Year End	Average Balance Outstanding	Yield
2021
Federal funds purchased	$-	$-	$-	-%
FHLB short term	-	-	-	-%
Totals		$-	$-	-%
2020
Federal funds purchased	$-	$-	$-	-%
FHLB short term	10,000	-	1,776	2.31%
Totals		$-	$1,776	2.31%

The Company utilizes short-term debt such as Federal funds purchased and FHLB short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. With the growth in deposits, excess liquidity, and decrease in loans held for sale participation program, the Company did not utilize the short-term debt facilities after the first quarter of 2020.

As of December 31, 2021, the Company had unsecured lines of credit with correspondent banks totaling $50,000 which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 12 LONG-TERM DEBT:

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was 0.81% and 1.47% at December 31, 2021 and December 31, 2020, respectively. The balance of these obligations at December 31, 2021 and 2020 were $10,000 and $21,268 respectively. FHLB advances include a $10,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

The maturities of long-term Federal Home Loan Bank long term debt as of December 31, 2021, were as follows:

2022	$-
2023	-
2024	-
2025	-
2026	-
Thereafter	10,000
Total	$10,000

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 12 LONG-TERM DEBT (CONTINUED):

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially accrue interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,772 and $11,740 at December 31, 2021 and December 31, 2020, respectively.

NOTE 13 INCOME TAX EXPENSE:

The components of income tax expense were as follows:

	2021	2020
Current expense	$847	$1,812
Deferred expense (benefit)	476	(670)
Total Income Tax Expense	$1,323	$1,142

The components of deferred taxes as of December 31, were as follows:

	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$1,627	$2,195
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	757	847
Low-income housing partnerships losses	326	293
Core deposit amortization	29	24
SBA fees	47	198
Lease Liability	172	140
Unfunded pension benefit obligation	875	1,016
VSTitle income	2	-
Assets available for sale	32	-
Net unrealized loss on securities available for sale	479	-
Total Assets	$4,349	$4,716

	2021	2020
Deferred Tax Liabilities:
Unearned low-income housing credits	$63	$93
Depreciation	567	584
Prepaid pension	114	294
Goodwill tax amortization	576	571
Right of Use Asset	149	156
Net unrealized gain on securities available for sale	-	214
Total Liabilities	1,469	1,912
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$2,880	$2,804

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 13 INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	2021	2020
Tax expense at federal statutory rates	$2,533	$2,107
Increases (decreases) in taxes resulting from:
Partially tax-exempt income	(38)	(36)
Tax-exempt income	(172)	(176)
LIH and historic credits	(913)	(892)
Other	(87)	139
Total Income Tax Expense	$1,323	$1,142

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes.

The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2018.

NOTE 14 EMPLOYEE BENEFITS:

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all of its employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2021 and 2020:

	2021	2020
Change in Benefit Obligation
Benefit obligation, beginning	$15,456	$13,313
Service cost	862	808
Interest cost	379	419
Actuarial loss	-	1,554
Benefits paid	(1,140)	(638)
Benefit obligation, ending	$15,557	$15,456

Change in Plan Assets
Fair value of plan assets, beginning	$11,201	$10,543
Actual return on plan assets	1,174	1,296
Benefits paid	1,140)	638)
Fair value of plan assets, ending	$11,235	$11,201
Funded status at the end of the year	$(4,322)	$(4,255)

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

Defined Benefit Pension Plan, continued

	2021	2020
Amount recognized in the Consolidated Balance Sheet
(Accrued) prepaid benefit cost	$(156)	$583
Unfunded pension benefit obligation under ASC 325-960	(4,166)	(4,837)
Deferred taxes	875	1,016

Amount recognized in accumulated other comprehensive income (loss)
Net loss	$(4,166)	$(4,837)
Prior service cost	-	-
Amount recognized	(4,166)	(4,837)
Deferred taxes	875	1,016
Amount recognized in accumulated comprehensive (loss)	$(3,291)	$(3,821)

(Accrued)/Prepaid benefit detail
Benefit obligation	$(15,557)	$(15,455)
Fair value of assets	11,235	11,201
Unrecognized net actuarial loss	4,166	4,837
(Accrued) Prepaid benefits	$(156)	$583

Components of net periodic benefit cost
Service cost	$862	$808
Interest cost	379	419
Expected return on plan assets	(791)	(734)
Amortization of prior service cost	-	(11)
Recognized net actuarial loss	289	221
Net periodic benefit cost	$739	$703

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$(671)	$770
Amortization of prior service cost	-	11
Total recognized in other comprehensive (income) loss	$(671)	$781

Total recognized in net periodic benefit cost and other comprehensive income	$67	$1,484

Additional disclosure information
Accumulated benefit obligation	$11,473	$11,784
Vested benefit obligation	$11,473	$11,784
Discount rate used for net pension cost	2.50%	3.25%
Discount rate used for disclosure	2.75%	2.50%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%
Average remaining service (years)	11.26	11.40

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2021 or 2020. The net periodic pension cost of the plan for 2022 will be approximately $624. The Company was not subject to settlement accounting in 2021 and does not anticipate being subject to settlement accounting in 2022.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure. The pension plan’s allocations as of December 31, 2021 and 2020 were 62% equity and 38% fixed and 63% equity and 37% fixed, respectively.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2021, are as follows:

2022	$938
2023	833
2024	84
2025	853
2023	1,533
2026-2031	5,530
$9,771

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company. The Plan provides total vesting upon the attainment of five years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability. The Company contributed $472 in 2021 and $447 in 2020 to the Plan and charged this expense to operations. The shares held by the ESOP totaled 158,905 and 183,659 at December 31, 2021 and 2020, respectively.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 14 EMPLOYEE BENEFITS (CONTINUED):

401(k) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service. Contributions under the plan amounted to $444 and $295 in 2021 and 2020, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for several of its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $125 in 2021 and $125 in 2020. A liability is accrued for the obligation under the plan and totaled $3,928 and $3,683 at December 31, 2021 and 2020, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. While the costs of these plans are generally tax deductible to the Bank, the cost has been escalating greatly in recent years. To help offset escalating benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt. Rates of return on a tax-equivalent basis are very favorable when compared to other long-term investments which the Bank might make. The accrued liability related to the BOLI contracts was $669 and $488 for December 31, 2021 and 2020, respectively.

Stock Incentive Plan

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

The Company’s Stock Plan Committee administers the plan, identifies which participants will be granted awards, and determines the terms and conditions applicable to the awards. No shares were awarded during 2020. On March 5, 2021 the Company’s Stock Plan Committee awarded 16,140 shares with a fair value of $431,745 from this plan to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,332 shares with a fair value of $35,631 to directors. These shares vested upon issuance. On August 17, 2021, 200 shares were awarded with a fair value of $5,750 from this plan to select employees that will vest 25% over the next four years. As of December 31, 2021 the total unrecognized compensation cost related to the nonvested restricted stock awards was $338.

The following table summarizes the status of the Company’s nonvested awards for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	-	$-
Granted	17,672	26.77
Vested	(1,332)	26.75
Forfeited	(471)	26.75
Nonvested at December 31, 2021	15,869	26.78

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 15 CONCENTRATIONS OF CREDIT:

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $3,880 and $4,714 at December 31, 2021 and 2020, respectively.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the northwestern portion of the State of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2021, approximately 75% of the loan portfolio was secured by real estate.

NOTE 16 COMMITMENTS:

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2021 and 2020, the Company had the following commitments outstanding:

	2021	2020
Commitments to extend credit	$257,229	$233,182
Standby letters of credit	2,818	1,689

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

NOTE 17 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Mortgage Banking Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. During the second quarter of 2020, the Company elected to begin using fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $4,887 as of December 30, 2021 of which $4,920 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 17 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

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

The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021, and totaled $258, with a notional amount of $18,801 and total positions of 70. The fair value of the IRLCs at December 31, 2020 totaled $816, with a notional amount of $31,000 and total positions of 134. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended December 31, 2021. The Company’s IRLCs are classified as Level 2. At December 31, 2021 and 2020, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021 totaled $112, with a notional amount of $23,721 and total positions of 91. The fair value of forward sales commitments is reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2020, and totaled $60, with a notional amount of $46,000 and total positions of 205.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 17 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

The Company issues to customer’s certificates of deposit with an interest rate that is derived from the rate of return on the stock of the companies that comprise The Dow Jones Industrial Average. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts. These contracts provide the Company with a rate of return commensurate with the return of The Dow Jones Industrial Average from the time of the contract until maturity of the related certificates of deposit. These contracts are accounted for as fair value hedges. Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2021 and 2020.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows:

	2021	2020

Notional amount	$7	$7
Fair value of contracts, included in other assets	3	2

NOTE 18 TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions with related parties are shown in the following schedule:

	2021	2020
Total loans, beginning of year	$22,685	$21,722
New loans	6,506	5,634
Relationship change	(98)	(3)
Repayments	(5,714)	(4,668)
Total loans, end of year	$23,379	$22,685

Deposits of executive officers and directors and their affiliates were $8,799 and $6,033 on December 31, 2021 and 2020, respectively. Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 19 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of F & M Bank Corp. is dividends paid by the Farmers & Merchants Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2022, approximately $14,492 was available for dividend distribution without permission of the Board of Governors. Dividends paid by the Bank to the Company totaled $2,232 in 2021 and $1,500 in 2020.

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

December 31, 2021 and 2020

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

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

December 31, 2021 and 2020

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2021, and 2020:

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$4,887	$-	$4,887	$-
IRLC	258	-	258	-
U. S. Treasury securities	29,482	-	29,482	-
U.S. Government sponsored enterprises	133,714	-	133,714	-
Securities issued by States and political subdivisions of the US	34,337	-	34,337	-
Mortgage-backed obligations of federal agencies	183,647	-	183,647	-
Corporate debt securities	22,702	-	22,702	-
Forward sales commitments	112	-	112	-
Assets at Fair Value	$409,139	$-	$409,139	$-

Liabilities:
Derivatives – ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Loans held for sale, F&M Mortgage	$14,307	$-	$14,307	$-
IRLC	816	-	816	-
U.S. Government sponsored enterprises	6,047	-	6,047	-
Securities issued by States and political subdivisions of the US	17,692	-	17,692	-
Mortgage-backed obligations of federal agencies	73,771	-	73,771	-
Corporate debt securities	9,389	-	9,389	-
Assets at Fair Value	$122,022	$-	$122,022	$-

Liabilities:
Derivatives – ICD	$2	$-	$2	$-
Forward Sales Commitments	60	-	60	-
Liabilities at Fair Value	$62	$-	$62	$-

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

December 31, 2021 and 2020

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

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

As of December 31, 2021 and 2020, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period:

December 31, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,053	$-	$-	$1,053
Commercial Real Estate	5,401	-	-	5,401
Dealer Finance	81	-	-	81
Impaired loans	$6,535	$-	$-	$6,535
Bank premises held for sale	$300	$-	$-	$300

December 31, 2020	Total	Level 1	Level 2	Level 3
Farmland	$1,367	$-	$-	$1,367
Real Estate	6,778	-	-	6,778
Commercial Real Estate	5,631	-	-	5,631
Dealer Finance	132	-	-	132
Impaired loans	$13,908	$-	$-	$13,908
Bank premises held for sale	$520	$-	$-	$520

The following table presents information about Level 3 Fair Value Measurements for December 31, 2021 and 2020:

	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$6,535	Discounted appraised value	Discount for selling costs and marketability	11.76%-28.00% (Average 17.31%)

	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$13,908	Discounted appraised value	Discount for selling costs and marketability	9.25%-62.00% (Average 24.39%)

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

The Company did not have any OREO at December 31, 2021 and 2020.

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and 2020. Fair values for December 31, 2021 and 2020 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 20 FAIR VALUE MEASUREMENTS (CONTINUED):

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets:
Cash and cash equivalents	$88,121	$88,121	$-	$-	$88,121
Securities	404,007	-	404,007	-	404,007
Loans held for sale	4,887	-	4,887	-	4,887
IRLC	258	-	258	-	258
Loans held for investment, net	662,421	-	-	652,096	652,096
Interest receivable	3,117	-	3,117	-	3,117
Bank owned life insurance	22,878	-	22,878	-	22,878
Forward sales commitments	112	-	112	-	112
Total	$1,185,801	$88,121	$435,259	$652,096	$1,175,476
Liabilities:
Deposits	$1,080,295	$-	$968,604	$123,718	$1,092,322
Long-term debt	21,772	-	-	22,443	22,443
Interest payable	491	-	491	-	491
Total	$1,102,558	$-	$969,095	$146,161	$1,115,256

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets:
Cash and cash equivalents	$78,408	$78,408	$-	$-	$78,408
Securities	107,024	-	107,024	-	107,024
Loans held for sale	58,679	-	58,679	-	58,679
IRLC	816	-	816	-	816
Loans held for investment, net	650,854	-	-	639,472	639,472
Interest receivable	2,727	-	2,727	-	2,727
Bank owned life insurance	22,647	-	22,647	-	22,647
Total	$921,155	$78,408	$191,896	$639,472	$909,773
Liabilities:
Deposits	$818,582	$-	$702,940	$131,917	$834,857
Forward sales commitments	60	-	60	-	60
Long-term debt	33,202	-	-	33,834	33,834
Interest payable	261	-	261	-	261
Total	$852,105	$-	$703,261	$165,751	$869,012

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for 2021 was 7.00% and for 2020 was 6.81%. The net unrealized gain on securities available for sale and the unfunded pension liability are not included in computing regulatory capital.

Quantitative measures established by regulation, to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios. These ratios are defined in the regulations and the amounts are set forth in the table below. Management believes, as of December 31, 2021 and 2020, that the Bank meets all capital adequacy requirements to which they are subject.

The actual capital ratios for the Bank are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$111,389	15.00%	$59,425	8.00%	$74,282	10.00%
Tier 1 risk-based ratio	103,641	13.95%	44,569	6.00%	59,425	8.00%
Common equity tier 1	103,641	13.95%	33,427	4.50%	48,283	6.50%
Tier 1 leverage ratio	103,641	8.62%	48,100	4.00%	60,125	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$103,838	14.81%	$56,104	8.00%	$70,131	10.00%
Tier 1 risk-based ratio	95,051	13.55%	42,078	6.00%	56,104	8.00%
Common equity tier 1	95,051	13.55%	31,559	4.50%	45,585	6.50%
Tier 1 leverage ratio	95,051	9.93%	38,275	4.00%	47,844	5.00%

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 22 BUSINESS SEGMENTS:

	December 31, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VSTitle	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$35,414	$198	$107	$-	$1	$(144)	$35,576
Service charges on deposits	1,133	-	-	-	-	-	1,133
Investment services and insurance income	-	-	953	-	-	(9)	944
Mortgage banking income, net	-	4,646	-	-	-	-	4,646
Title insurance income	-	-	-	2,074	-	-	2,074
Other operating income	2,499	134	-	-	(124)	-	2,509
Total income	39,046	4,978	1,060	2,074	(123)	(153)	46,882
Expenses:
Interest Expense	3,591	123	-	-	732	(144)	4,302
(Recovery of) Provision for loan losses	(2,800)	-	(21)	-	-	-	(2,821)
Salaries and benefits	14,392	2,501	369	1,225	-	-	18,487
Other operating expenses	13,510	893	51	327	81	(9)	14,853
Total expense	28,693	3,517	399	1,552	813	(153)	34,821
Income before income taxes	10,353	1,461	661	522	(936)	-	12,061
Income tax expense (benefit)	1,266	-	134	-	(77)	-	1,323
Net Income attributable to F & M Bank Corp.	$9,087	$1,461	$527	$522	$(859)	$-	$10,738
Total Assets	$1,227,059	$10,334	$8,803	$3,135	$112,586	$(142,575)	$1,219,342
Goodwill	$2,868	$47	$-	$3	$164	$-	$3,082

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 22 BUSINESS SEGMENTS (CONTINUED):

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 23 PARENT COMPANY ONLY FINANCIAL STATEMENTS:

Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Cash and cash equivalents	$8,824	$11,555
Investment in subsidiaries	102,808	95,643
Other investments	135	135
Income tax receivable (including due from subsidiary)	463	156
Goodwill and intangibles	190	237
Receivable from subsidiary bank	149	-
Total Assets	$112,569	$107,726

Liabilities
Deferred income taxes	47	81
Accrued expenses	-	-
Accrued interest	294	276
Long-term liability	11,772	11,740
Total Liabilities	$12,113	$12,097

Stockholders’ Equity
Series A Preferred stock, $25 liquidation preference, 400,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and 205,327 issued and outstanding at December 31, 2020	$-	$4,558
Common stock par value $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,414,306 and 3,203,372 shares issued and outstanding at December 31, 2021 and 2020, respectively	17,071	16,017
Additional paid in capital	10,127	6,866
Retained earnings	78,350	71,205
Accumulated other comprehensive loss	(5,092)	(3,017)
Total Stockholders’ Equity	100,456	95,629
Total Liabilities and Stockholders’ Equity	$112,569	$107,726

Statements of Income

For the years ended December 31, 2021 and 2020

	2021	2020
Income
Dividends from affiliate	$2,232	$1,500
Other income	1	11
Total Income	2,233	1,511

Expenses
Total Expenses	812	328

Net income before income tax expense and undistributed subsidiary net income	1,421	1,183

Income Tax (Benefit) Expense	(77)	119

Income before undistributed subsidiary net income	1,498	1,064
Undistributed subsidiary net income	9,240	7,724
Net Income F&M Bank Corp.	$10,738	$8,788

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 23 PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020

Cash Flows from Operating Activities
Net income	$10,738	$8,788
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed (distributed) subsidiary income	(9,240)	(7,724)
Deferred tax (benefit) expense	(35)	478
(Increase) decrease in other assets	(409)	1,785
Increase in other liabilities	19	610
Share based compensation expense	86	-
Net Cash Provided by Operating Activities	1,159	3,937

Cash Flows from Investing Activities
Purchase of minority interest	-	(856)
Net Cash Used in Investing Activities	-	(856)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	11,740
Long-term debt fee amortization	32	-
Repurchase of preferred stock	(627)	-
Repurchase of common stock	-	(473)
Proceeds from the sale of common stock	263	-
Proceeds from issuance of common stock	35	258
Dividends paid in cash	(3,593)	(3,591)
Net Cash Provided by (Used in) Financing Activities	(3,890)	7,934

Net increase (decrease) in Cash and Cash Equivalents	(2,731)	11,015

Cash and Cash Equivalents, Beginning of Year	11,555	540
Cash and Cash Equivalents, End of Year	$8,824	$11,555

NOTE 24 INVESTMENT IN F&M MORTGAGE, LLC

On November 3, 2008, the Bank acquired a 70% ownership interest in VBS Mortgage, LLC (DBA F&M Mortgage). On April 30, 2020, the bank acquired the remaining 30% interest to have 100% ownership of F&M Mortgage. F&M Mortgage originates both conventional and government sponsored mortgages for sale in the secondary market. The Company consolidated the assets, liabilities, revenues and expenses of F&M Mortgage in its consolidated financial statements as of December 31, 2021 and 2020.

NOTE 25 INVESTMENT IN VSTITLE, LLC:

On January 1, 2017, the Company acquired a 76% ownership interest in VSTitle, LLC (VST). VST provides title insurance services to the customers in our market area, including F&M Mortgage and the Bank. F&M Mortgage is the minority owner in VST and accordingly, the Company consolidated the assets, liabilities, revenues and expenses of VST as of December 31, 2021 and 2020. On January 3, 2022, the Company purchased F&M Mortgage’s minority interest in VST.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 26 ACCUMULATED OTHER COMPREHENSIVE LOSS:

The balances in accumulated other comprehensive loss are shown in the following table:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Losses Realized in Net Income	Accumulated Other Comprehensive Loss

Balance at December, 31, 2019	$(7)	$(3,204)	$-	$(3,211)
Change in unrealized securities gains (losses), net of tax	811	-	-	811
Change in unfunded pension liability, net of tax	-	(617)	-	(617)
Balance at December, 31, 2020	$804	$(3,821)	$-	$(3,017)
Change in unrealized securities gains (losses), net of tax	(2,190)	-	-	(2,190)
Change in unfunded pension liability, net of tax	-	530	-	530
Losses realized in income, net of tax	-	-	(415)	(415)
Balance at December, 31, 2021	$(1,386)	$(3,291)	$(415)	$(5,092)

There were no reclassification adjustments reported on the consolidated statements of income during 2020. During 2021 there were security losses of $525, net of tax of $110, that were reclassified out of unrealized gains on available for sale securities and reclassified into net investment security losses on the consolidated statements of income.

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

December 31, 2021 and 2020

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded no losses on the sales of OREO property in 2021 and $205 in 2020, which is presented on the consolidated income statement as a noninterest expense and therefore not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2021 and 2020.

	Twelve Months Ended December 31,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$1,133	$1,191
Investment Services and Insurance Income	944	669
Title Insurance Income	2,074	1,978
ATM and check card fees	2,311	1,900
Other	807	547
Noninterest Income (in-scope of Topic 606)	7,269	6,285
Noninterest Income (out-of-scope of Topic 606)	4,037	5,925
Total	$11,306	$12,210

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 27 REVENUE RECOGNITION (CONTINUED):

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases:

	December 31, 2021	December 31, 2020
Lease Liabilities (included in other liabilities)	$957	$859
Right-of-use assets (included in other assets)	$937	$840
Weighted average remaining lease term	3.37 years	4.12 years
Weighted average discount rate	3.01%	3.48%

	2021	2020
Lease cost
Operating lease cost	$121	$112
Total lease cost	$121	$112

Cash paid for amounts included in the measurement of lease liabilities	$145	$130

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 28 LEASES (CONTINUED):

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due	As of December 31, 2021

Twelve months ending December 31, 2022	$185
Twelve months ending December 31, 2023	135
Twelve months ending December 31, 2024	136
Twelve months ending December 31, 2025	98
Twelve months ending December 31, 2026	70
Thereafter	518
Total undiscounted cash flows	$1,142
Discount	(185)
Lease liabilities	$957

NOTE 29 WAYNESBORO BRANCH ACQUISITION

On April 23, 2021, the Bank acquired a branch from Carter Bank & Trust located in Waynesboro, VA. Pursuant to the transaction, the Bank acquired $14,229 in deposits. In connection with its purchase of the branch, the Bank received a cash payment from Carter Bank & Trust. of $13,758, which was net of a premium paid on deposits of $135 thousand. This acquisition provides the Bank with the opportunity to enhance its footprint in Augusta County market.

The Company has accounted for the branch purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date. The acquired assets and assumed liabilities of the Waynesboro branch were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of the Waynesboro branch. Deposits were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Equipment was acquired based on the remaining book value from Carter Bank & Trust, which approximated fair value.

The statement of net assets acquired and the resulting goodwill recorded is presented in the following tables (dollars in thousands). As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable assets were recorded at the acquisition date fair value.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (dollars in thousands)

December 31, 2021 and 2020

NOTE 29 WAYNESBORO BRANCH ACQUISITION (CONTINUED):

	Acquired Balances as Recorded by Carter Bank & Trust	Fair Value Adjustments	Acquired Balances as Recorded by Farmers & Merchants Bank
Cash and due from banks	$188	$-	$188

Premises and equipment, net	11	-	11
Right-of-use asset	50	-	50
Core deposit intangible	-	73	73
Total assets	$249	$73	$322

Deposits:
Noninterest-bearing	$1,693	$-	$1,693
Interest-bearing	12,401	135	12,536
Total deposits	14,094	135	14,229

Lease Liability	50	-	50
Total liabilities	$14,144	$135	$14,279

Net assets acquired	$(13,895)	$(62)	$(13,957)

The following table summarizes the acquired assets and assumed liabilities in the purchase as of the acquisition date, and the resulting goodwill of $199 thousand resulting from the transaction (in thousands):

Assets acquired at fair value:
Cash and cash equivalents	$188
Premises and equipment, net	11
Right-of-use asset	50
Core deposit intangible	73
Total fair value of assets acquired	$322

Liabilities assumed at fair value:
Deposits	$14,229
Lease liability	50
Total fair value of liabilities assumed	$14,279

Net assets acquired at fair value	$(13,957)
Transaction consideration received from Carter Bank & Trust	$(13,758)
Amount of goodwill resulting from acquisition	$199

The total amount of goodwill arising from this transaction of $199 thousand is expected to be deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

NOTE 30 SUBSEQUENT EVENTS:

On January 3, 2022 the Company purchased the minority interest in VST from F&M Mortgage.

On February 2, 2022 the F&M Bank purchased property in the City of Winchester for a potential future branch location.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

F&M Bank Corp.

Timberville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment - Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of Significant Accounting Policies) and Note 6 (Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s estimate of the probable losses inherent in the Company’s loan portfolio. The Company’s allowance for loan losses has two basic components: the general allowance and the specific allowance. At December 31, 2021, the general allowance represented $7,012,000 of the total allowance for loan losses of $7,748,000. The general allowance is applied to non-impaired loans and uses historical loss experience along with qualitative factors, including changes in lending policies and procedures, the nature and volume of the portfolio, experience of lending management, levels and trends in delinquencies, nonaccrual loans, charge-offs and adversely rated loans, the loan review system, portfolio concentrations, economic conditions, collateral values, and the competitive and legal environment. The qualitative adjustments to the historical loss rates are established by applying an additional loss factor to the loan segments identified by management based on their assessment of shared risk characteristics within similar groups of non-impaired loans. Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio and contribute significantly to the allowance for loan losses.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.

•	Evaluating the qualitative factors for directional consistency and for reasonableness.

•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2016.

Roanoke, Virginia

March 10, 2022

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2021, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2021 the Company’s disclosure controls and procedures were effective.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021.There were no changes in internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders to be held on May 12, 2022 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

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

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Current Report on Form 8-K, filed March 24, 2020.
4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.
4.2	Form of 2027 Subordinated Note (included as Exhibit 4.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
4.3	Form of 2030 Subordinated Note (included as Exhibit 4.2 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
10.1	Change in Control Severance Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Registration Statement on Form S-1, filed December 22, 2010.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
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

10.6	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.
10.7	Form of Restricted Stock Award Agreement, filed herewith.
10.8	Form of Subordinated Note Purchase Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
10.9	Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and F. Garth Knight, filed herewith.
21.0	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

104	The cover page from F&M Bank Corp.’s Annual Report or Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included with Exhibit 101)

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

F & M Bank Corp. (Registrant)

By:	/s/ Mark C. Hanna	March 10, 2022
	Mark C. Hanna	Date
Director and Chief Executive Officer

By:	/s/ Carrie A. Comer	March 10, 2022
	Carrie A. Comer	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Larry A. Caplinger	Director	March 10, 2022
Larry A. Caplinger

/s/ Dean W. Withers	Director	March 10, 2022
Dean W. Withers

/s/ Daniel J. Harshman	Director	March 10, 2022
Daniel J. Harshman

/s/ Michael W. Pugh	Director, Chair	March 10, 2022
Michael W. Pugh

/s/ Christopher S. Runion	Director	March 10, 2022
Christopher S. Runion

/s/ E. Ray Burkholder	Director	March 10, 2022
E. Ray Burkholder

/s/ Peter H. Wray	Director	March 10, 2022
Peter H. Wray

/s/ Anne Keeler	Director	March 10, 2022
Anne Keeler

/s/ Daphyne Thomas	Director	March 10, 2022
Daphyne Thomas

/s/ John Willingham	Director	March 10, 2022
John Willingham

/s/ Hannah Hutman	Director	March 10, 2022
Hannah Hutman

