Form 10-Q
period 2022-03-31
F&M BANK CORP
filed 2022-05-13
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2022
Common Stock, par value ‑ $5	3,451,612 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021*
	(Unaudited)
Assets
Cash and due from banks	$13,586	$8,516
Money market funds and interest-bearing deposits in other banks	2,796	2,938
Federal funds sold	31,994	76,667
Cash and cash equivalents	48,376	88,121

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2022 and 2021, respectively	125	125
Available for sale, at fair value	461,822	403,882
Other investments	9,142	9,210
Loans held for sale, at fair value	2,479	4,887
Loans held for investment, net of deferred fees and costs	659,560	662,421
Less: allowance for loan losses	(7,389)	(7,748)
Net loans held for investment	652,171	654,673

Bank premises and equipment, net	18,684	17,063
Bank premises held for sale	300	300
Interest receivable	3,345	3,117
Goodwill	3,082	3,082
Bank owned life insurance	23,042	22,878
Other assets	15,691	12,004
Total assets	$1,238,259	$1,219,342
Liabilities
Deposits:
Noninterest bearing	$298,676	$280,993
Interest bearing	813,619	799,302
Total deposits	1,112,295	1,080,295

Long-term debt	21,780	21,772
Other liabilities	16,199	16,819
Total liabilities	1,150,274	1,118,886

Commitments and contingencies

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,451,208 and 3,430,175 shares issued and outstanding (29,238 and 15,869 unvested restricted shares)	17,110	17,071
Additional paid in capital – common stock	10,240	10,127
Retained earnings	79,986	78,350
Accumulated other comprehensive loss	(19,351)	(5,092)
Total stockholders’ equity	87,985	100,456
Total liabilities and stockholders’ equity	$1,238,259	$1,219,342

*2021 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2022	2021
Interest and fees on loans held for investment	$7,510	$8,170
Interest and fees on loans held for sale	29	100
Interest from money market funds and federal funds sold	25	15
Interest on debt securities	1,497	461
Total interest and dividend income	9,061	8,746

Interest expense
Total interest on deposits	845	795
Interest from long-term debt	159	273
Total interest expense	1,004	1,068

Net interest income	8,057	7,678

(Recovery of) Loan Losses	(450)	(725)
Net Interest Income After (Recovery of) Loan Losses	8,507	8,403

Noninterest income
Service charges on deposit accounts	307	285
Investment services and insurance income, net	251	347
Mortgage banking income, net	742	1,672
Title insurance income	473	456
Income on bank owned life insurance	171	168
Low income housing partnership losses	(204)	(215)
ATM and check card fees	563	520
Other operating income	180	122
Total noninterest income	2,483	3,355

Noninterest expense
Salaries	3,637	3,296
Employee benefits	1,288	1,216
Occupancy expense	340	295
Equipment expense	286	277
FDIC insurance assessment	116	99
Advertising expense	178	136
Legal and professional fees	208	199
ATM and check card fees	298	257
Telecommunication and data processing expense	901	540
Directors fees	164	146
Bank franchise tax	174	173
Other operating expenses	960	1,052
Total noninterest expense	8,550	7,686

Income before income taxes	2,440	4,072
Income tax (benefit) expense	(88)	271
Net Income	$2,528	$3,801
Dividends paid/accumulated on preferred stock	-	65
Net income available to common stockholders	$2,528	$3,736

Per Common Share Data
Net income – basic	$0.74	$1.17
Net income – diluted	$0.74	$1.11
Cash dividends on common stock	$0.26	$0.26
Weighted average common shares outstanding – basic	3,434,892	3,205,074
Weighted average common shares outstanding – diluted	3,434,892	3,433,192

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net Income	$2,528	$3,801

Other comprehensive loss:
Unrealized holding losses on available-for sale securities	(18,049)	(1,411)
Tax effect	3,790	297
Unrealized holding losses, net of tax	(14,259)	(1,114)

Total other comprehensive loss	$(14,259)	$(1,114)

Total comprehensive (loss) income	$(11,731)	$2,687

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2022 and 2021.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$(3,017)	$95,629
Net income	-	-	-	3,801	-	3,801
Other comprehensive loss	-	-	-	-	(1,114)	(1,114)
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(833)	-	(833)
Common stock issued (2,450 shares)	-	12	52	-	-	64
Common stock issued for Stock-based Compensation (1,332 shares)	-	7	29	-	-	36
Stock-based compensation expense	-	-	9	-	-	9
Balance, March 31, 2021	$4,558	$16,036	$6,956	$74,108	$(4,131)	$97,527

Balance, December 31, 2021	$-	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net income	-	-	-	2,528	-	2,528
Other comprehensive loss	-	-	-	-	(14,259)	(14,259)
Dividends on common stock ($.26 per share)	-	-	-	(892)	-	(892)
Common stock issued (2,599 shares)	-	13	67	-	-	80
Common stock issued for Stock-based Compensation (5,065 shares)	-	26	29	-	-	55
Stock-based compensation expense	-	-	17	-	-	17
Balance, March 31, 2022	$-	$17,110	$10,240	$79,986	$(19,351)	$87,985

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,528	$3,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	293
Amortization of intangibles	9	17
Amortization of securities	6,174	239
Proceeds from loans held for sale originated	39,724	63,032
Loans held for sale originated	(36,881)	(56,331)
Gain on sale of loans held for sale originated	(435)	(1,606)
(Recovery of) loan losses	(450)	(725)
(Increase) decrease in interest receivable	(228)	323
(Increase) in deferred taxes	(189)	(189)
Decrease in taxes payable	-	159
(Increase) decrease in other assets	(12)	1,433
(Decrease) in accrued expenses	(318)	(842)
Amortization of limited partnership investments	204	215
Income from life insurance investment	(171)	(168)
Stock-based compensation expense	17	9
Net cash provided by operating activities	10,255	9,660

Cash flows from investing activities
Purchase of investments available for sale and other investments	(85,163)	(71,076)
Proceeds from maturity of investments available for sale	3,000	4,623
(Purchase) of proceeds from the redemption of restricted stock, net	(136)	395
Net decrease in loans held for investment	2,952	1,910
Net decrease in loans held for sale participations	-	37,661
Net purchase of property and equipment	(1,904)	(181)
Net cash (used in) investing activities	(81,251)	(26,668)

Cash flows from financing activities
Net change in deposits	32,000	44,170
Dividends paid in cash	(892)	(898)
Proceeds from issuance of common stock	135	100
Amortization of debt issuance costs	8	-
Repayments of long-term debt	-	(1,043)
Net cash provided by financing activities	31,251	42,329

Net (decrease) increase in Cash and Cash Equivalents	(39,745)	25,321
Cash and cash equivalents, beginning of period	88,121	78,408
Cash and cash equivalents, end of period	$48,376	$103,729

Supplemental Cash Flow information:
Cash paid for: Interest	$1,244	$1,263
Cash paid for: Taxes	-	-

Supplemental non-cash disclosures:
Change in unrealized (loss) on securities available for sale, net of tax	$(14,259)	$(1,411)

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Risk and Uncertainties

The coronavirus (“COVID-19”) pandemic spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our business operations in March 2020 with branch lobby closings, operations and administrative staff working remotely and the use of virtual meetings. Branch lobbies were only open by appointment from March 2020 to April 12, 2021 and from January 18, 2022 to March 7, 2022. The full impact of COVID-19 and its length and duration remains uncertain at this time. The Company is closely monitoring the effects of the pandemic on our customers and loan portfolio. The risks and uncertainties resulting from the pandemic may adversely affect our future earnings, cash flows and financial condition, including among others, credit losses resulting from financial stress on borrowers, decreased demand for products and operational failures. In addition, significant assumptions, judgments, and estimates used in the preparation of our financial statements, including those associated with evaluations of goodwill for impairment, and allowance for loan losses, may be subject to adjustments in future periods due to the rapidly changing, uncertain and unprecedented nature of the pandemic.

Note 1. Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The dilutive effect of conversion of preferred stock is reflected in the diluted earnings per common share calculation. All of the Company’s outstanding preferred stock was redeemed by the Company for cash or converted to common stock during the fourth quarter of 2021. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period, including voting rights and sharing in nonforfeitable dividends.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (dollars in thousands):

	For the Three months ended	For the Three months ended
	March 31, 2022	March 31, 2021
Earnings available to common stockholders:
Net income	$2,528	$3,801
Preferred stock dividends	-	65
Net income available to common stockholders	$2,528	$3,736

The following table shows the effect of dilutive preferred stock conversion on the Company’s earnings per share for the periods indicated (dollars in thousands):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,528	3,434,892	$0.74	$3,736	3,205,074	$1.17
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	65	228,118	(0.06)
Diluted EPS	$2,528	3,434,892	$0.74	$3,801	3,433,192	$1.11

Note 2.   Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
U. S. Treasuries	$125	$-	$-	$125
December 31, 2021
U. S. Treasuries	$125	$-	$-	$125

Note 2. Investment Securities, continued

The amortized cost and fair value of securities available for sale are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U. S. Government Treasuries	$44,759	$-	$1,891	$42,868
U. S. Government sponsored enterprises	163,460	-	4,920	158,540
Securities issued by States and political subdivisions in the U.S.	34,570	-	1,896	32,674
Mortgage-backed obligations of federal agencies	208,812	248	11,466	197,594
Corporate debt security	30,550	318	722	30,146
Total Securities Available for Sale	$482,151	$566	$20,895	$461,822

December 31, 2021
U. S. Government Treasuries	$29,847	$-	$365	$29,482
U. S. Government sponsored enterprises	134,466	-	752	133,714
Securities issued by States and political subdivisions of the U.S.	34,078	406	147	34,337
Mortgage-backed obligations of federal agencies	185,216	522	2,091	183,647
Corporate debt securities	22,555	372	225	22,702
Total Securities Available for Sale	$406,162	$1,300	$3,580	$403,882

The amortized cost and fair value of securities at March 31, 2022, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$4,835	$4,797
Due after one year through five years	-	-	195,056	189,575
Due after five years	-	-	105,218	100,754
Due after ten years	-	-	177,042	166,696
Total	$125	$125	$482,151	$461,822

There were no sales of available for sale securities in the first quarter of 2022 or 2021. Securities held that are U.S. Agency, Treasury, Government Sponsored Entities and Agency MBS carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment. The securities issued by States and political subdivisions in the U.S. were in an unrealized loss position for less than 12 months. One bank subordinated debt offering was in a loss position for 12 consecutive months and totaled $489 thousand. The pricing services tend to not be exact on these offerings because of the marketability of the offering. The Company reviews the relevant ratios on each subordinated debt holding quarterly. Because management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions, no declines are currently deemed to be other than temporary.

Note 2. Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of March 31, 2022 and December 31, 2021 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U. S. Government treasuries	$28,752	$1,074	$9,088	$817	$37,840	$1,891
U. S. Government sponsored enterprises	135,152	3,315	23,388	1,605	158,540	4,920
Securities issued by States and political subdivisions in the U.S.	32,674	1,896	-	-	32,674	1,896
Mortgage-backed obligations of federal agencies	129,236	8,898	31,274	2,568	160,510	11,466
Corporate debt security	15,339	711	489	11	15,828	722
Total	$341,153	$15,894	$64,239	$5,001	$405,392	$20,895

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U. S. Government treasuries	$29,481	$365	$-	$-	$29,481	$365
U. S. Government sponsored enterprises	93,714	752	-	-	93,714	752
Securities issued by State and political subdivisions in the U. S.	13,308	147	-	-	13,308	147
Mortgage-backed obligations of federal agencies	126,501	1,871	10,074	220	136,575	2,091
Corporate debt securities	8,825	225	-	-	8,825	225
Total	$271,829	$3,360	$10,074	$220	$281,903	$3,850

As of March 31, 2022, other investments consist of investments in thirteen low-income housing and historic equity partnerships (carrying basis of $6,558), stock in the Federal Home Loan Bank (carrying basis $994) and various other investments (carrying basis $1,590). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2022. At March 31, 2022, the Company was committed to invest an additional $961 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

Loans held for investment outstanding at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	2022	2021
Construction/Land Development	$72,248	$75,236
Farmland	65,503	66,344
Real Estate	138,620	139,552
Multi-Family	5,667	4,887
Commercial Real Estate	162,340	163,564
Home Equity – closed end	5,732	6,262
Home Equity – open end	45,415	44,247
Commercial & Industrial – Non-Real Estate	42,720	44,224
Consumer	7,529	8,036
Dealer Finance	111,237	107,346
Credit Cards	2,869	3,000
Gross loans	659,880	662,698
Less: Deferred loan fees, net of costs	(320)	(277)
Total	$659,560	$662,421

Note 3. Loans, continued

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $163,070 and $163,326 as of March 31, 2022 and December 31, 2021, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale, at fair value consists of loans originated by F&M Mortgage for sale in the secondary market. The volume of loans fluctuates due to changes in secondary market rates, which affects demand for mortgage loans. Loans held for sale as of March 31, 2022 and December 31, 2021 were $2,479 and $4,887, respectively.

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$637	$637	$-	$645	$645	$-
Farmland	2,215	2,215	-	2,286	2,286	-
Real Estate	2,384	2,384	-	2,748	2,748	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	11,032	11,032	-	8,494	8,494	-
Home Equity – closed end	-	-	-	147	147	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	5	5	-
Credit cards	-	-	-	-	-	-
Dealer Finance	15	15	-	12	12	-
	16,283	16,283	-	14,337	14,337	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Real Estate	1,495	1,495	113	1,172	1,172	119
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	3,243	3,243	456	6,004	6,004	603
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	54	54	13	95	95	14
	4,792	4,792	582	7,271	7,271	736
Total impaired loans	$21,075	$21,075	$582	$21,608	$21,608	$736

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	March 31, 2022		December 31, 2021
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$641	$6	$984	$29
Farmland	2,251	70	1,760	126
Real Estate	2,566	33	4,575	155
Multi-Family	-	-	-	-
Commercial Real Estate	9,763	186	9,225	253
Home Equity – closed end	74	-	414	18
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	2	-
Consumer	3	-	1	-
Credit Cards	-	-	-	-
Dealer Finance	14	-	14	1
	15,312	295	16,975	582
Impaired loans with a valuation allowance:
Construction/Land Development	$-	$-	$-	$-
Farmland	-	-	420	-
Real Estate	1,334	16	1,399	45
Multi-Family	-	-	-	-
Commercial Real Estate	4,624	42	6,201	172
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit Card	-	-	-	-
Dealer Finance	75	1	112	9
	6,033	59	8,132	226
Total Impaired Loans	$21,345	$354	$25,107	$808

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of March 31, 2022 and December 31, 2021:

March 31, 2022	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$31	$55	$-	$86	$72,162	$72,248	$86	$-
Farmland	20	-	-	20	65,483	65,503	1,259	-
Real Estate	873	124	366	1,363	137,257	138,620	551	-
Multi-Family	-	-	-	-	5,667	5,667	-	-
Commercial Real Estate	244	-	108	352	161,988	162,340	2,798	-
Home Equity – closed end	106	-	-	106	5,626	5,732	-	-
Home Equity – open end	333	-	7	340	45,075	45,415	-	7
Commercial & Industrial – Non- Real Estate	28	-	77	105	42,615	42,720	35	41
Consumer	16	-	-	16	7,513	7,529	-	-
Dealer Finance	477	146	-	623	110,614	111,237	22	-
Credit Cards	14	2	6	22	2,847	2,869	-	6
Less: Deferred loan fees, net of costs	-	-	-	-	(320)	(320)	-	-
Total	$2,142	$327	$564	$3,033	$656,527	$659,560	$4,751	$54

December 31, 2021	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$360	$41	$38	$439	$74,797	$75,236	$302	$-
Farmland	-	-	-	-	66,344	66,344	1,320	-
Real Estate	1,254	89	395	1,738	137,814	139,552	827	-
Multi-Family	-	-	-	-	4,887	4,887	-	-
Commercial Real Estate	-	-	108	108	163,456	163,564	2,975	-
Home Equity – closed end	53	-	-	53	6,209	6,262	-	-
Home Equity – open end	471	216	-	687	43,560	44,247	-	-
Commercial & Industrial – Non- Real Estate	35	1	43	79	44,145	44,224	-	43
Consumer	9	67	-	76	7,960	8,036	1	-
Dealer Finance	694	91	16	801	106,545	107,346	40	-
Credit Cards	16	-	-	16	2,984	3,000	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	(277)	(277)	-	-
Total	$2,892	$505	$600	$3,997	$658,424	$662,421	$5,465	$43

On March 31, 2022 and December 31, 2021, other real estate owned did not include any foreclosed residential real estate. The Company has $366 thousand of consumer mortgages for which foreclosure was in process on March 31, 2022.

Nonaccrual loans on March 31, 2022 would have earned approximately $54 thousand in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for March 31, 2022 and December 31, 2021 is as follows:

March 31, 2022	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$977	$-	$-	$(275)	$702	$-	$702
Farmland	448	-	-	4	452	-	452
Real Estate	1,162	-	-	2	1,164	113	1,051
Multi-Family	29	-	-	6	35	-	35
Commercial Real Estate	2,205	-	-	(112)	2,093	456	1,637
Home Equity – closed end	41	-	-	(2)	39	-	39
Home Equity – open end	407	-	129	(162)	374	-	374
Commercial & Industrial – Non-Real Estate	288	1	30	(7)	310	-	310
Consumer	520	21	11	13	523	-	523
Dealer Finance	1,601	204	152	85	1,634	13	1,621
Credit Cards	70	12	7	(2)	63	-	63
Total	$7,748	$238	$329	$(450)	$7,389	$582	$6,807

December 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(579)	$977	$-	$977
Farmland	731	-	-	(283)	448	-	448
Real Estate	1,624	-	76	(538)	1,162	119	1,043
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(1,476)	2,205	603	1,602
Home Equity – closed end	55	-	-	(14)	41	-	41
Home Equity – open end	463	-	13	(69)	407	-	407
Commercial & Industrial – Non- Real Estate	363	40	37	(72)	288	-	288
Consumer	521	33	24	8	520	-	520
Dealer Finance	1,674	1,038	754	211	1,601	14	1,587
Credit Cards	79	54	29	16	70	-	70
Total	$10,475	$1,165	$1,259	$(2,821)	$7,748	$736	$7,012

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of March 31, 2022 and December 31, 2021:

March 31, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$72,248	$637	$71,611
Farmland	65,503	2,215	63,288
Real Estate	138,620	3,879	134,741
Multi-Family	5,667	-	5,667
Commercial Real Estate	162,340	14,275	148,065
Home Equity – closed end	5,732	-	5,732
Home Equity –open end	45,415	-	45,415
Commercial & Industrial – Non-Real Estate	42,720	-	42,720
Consumer	7,529	-	7,529
Dealer Finance	111,237	69	111,168
Credit Cards	2,869	-	2,869
Gross loans	659,880	21,075	638,805
Less: Deferred loan fees, net of costs	(320)	-	(320)
Total	$659,560	$21,075	$638,485

December 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$75,236	$645	$74,591
Farmland	66,344	2,286	64,058
Real Estate	139,552	3,920	135,632
Multi-Family	4,887	-	4,887
Commercial Real Estate	163,564	14,498	149,066
Home Equity – closed end	6,262	147	6,115
Home Equity –open end	44,247	-	44,247
Commercial & Industrial – Non-Real Estate	44,224	-	44,224
Consumer	8,036	5	8,031
Dealer Finance	107,346	107	107,239
Credit Cards	3,000	-	3,000
Gross Loans	662,698	21,608	641,090
Less: Deferred loan fees, net of costs	(277)	-	(277)
Total	$662,421	$21,608	$640,813

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of March 31, 2022 and December 31, 2021:

March 31, 2022	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$5	$10,237	$42,138	$18,116	$1,666	$86	$-	$72,248
Farmland	56	284	6,541	42,425	13,409	1,529	1,259	-	65,503
Real Estate	-	893	29,446	64,516	28,028	11,129	4,608	-	138,620
Multi-Family	-	-	1,007	2,838	1,700	122	-	-	5,667
Commercial Real Estate	-	1,250	31,985	71,222	41,352	3,890	12,641	-	162,340
Home Equity – closed end	-	58	1,051	2,968	685	970	-	-	5,732
Home Equity – open end	-	1,336	17,138	22,957	2,278	1,484	222	-	45,415
Commercial & Industrial -Non-Real Estate	14	996	9,704	23,440	7,927	543	96	-	42,720
Consumer (excluding dealer)	18	276	3,420	3,598	149	68	-	-	7,529
Gross Loans	$88	$5,098	$110,529	$276,102	$113,644	$21,401	$18,912	$-	$545,774
Less: Deferred loan fees, net of costs									(320)
Total									$545,454

						Credit Cards	Dealer Finance
Performing						$2,863	$111,215
Non-performing						6	22
Total						$2,869	$111,237

Note 4. Allowance for Loan Losses, continued

December 31, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$9,952	$43,861	$19,457	$1,658	$302	$-	$75,236
Farmland	56	291	6,804	42,615	13,620	1,638	1,320	-	66,344
Real Estate	-	1,128	30,268	61,940	28,895	12,462	4,859	-	139,552
Multi-Family	-	-	1,021	2,586	1,154	126	-	-	4,887
Commercial Real Estate	-	2,124	36,308	72,414	35,444	4,428	12,846	-	163,564
Home Equity – closed end	-	61	1,268	3,103	762	1,068	-	-	6,262
Home Equity – open end	-	1,293	17,333	21,296	2,477	1,632	216	-	44,247
Commercial & Industrial - Non-Real Estate	-	1,001	7,562	21,527	13,538	533	63	-	44,224
Consumer (excluding dealer)	10	522	2,919	3,526	980	79	-	-	8,036
Gross loans	$66	$6,426	$113,435	$272,868	$116,327	$23,624	$19,606	$-	$552,352
Less: Deferred loan fees, net of costs									(277)
Total									$552,075

						Credit Cards	Dealer Finance
Performing						$3,000	$107,330
Non-performing						-	16
Total						$3,000	$107,346

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

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The Bank does not expect to contribute to the pension plan in 2022.

The following is a summary of net periodic pension costs for the three month periods ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Service cost	$190	$216
Interest cost	104	95
Expected return on plan assets	(195)	(198)
Amortization of net loss	58	72
Net periodic pension cost	$157	$185

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

Note 6. Fair Value, continued

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$2,479	$-	$2,479	$-
U. S. Treasury securities	42,868	-	42,868	-
U. S. Government sponsored enterprises	158,540	-	158,540	-
Securities issued by States and political subdivisions in the U. S.	32,674	-	32,674	-
Mortgage-backed obligations of federal agencies	197,594	-	197,594	-
Corporate debt securities	30,146	-	30,146	-
Forward Sales Commitments	637	-	637	-
Assets at Fair Value	$464,938	$-	$464,938	$-

Liabilities:
Derivatives - ICD	$3	$-	$3	$-
IRLC	262	-	262	-
Liabilities at Fair Value	$265	$-	$265	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$4,887	$-	$4,887	$-
IRLC	258	-	258	-
U. S. Treasury securities	29,482	-	29,482	-
U.S. Government sponsored enterprises	133,714	-	133,714	-
Securities issued by States and political subdivisions of the US	34,337	-	34,337	-
Mortgage-backed obligations of federal agencies	183,647	-	183,647	-
Corporate debt securities	22,702	-	22,702	-
Forward sales commitments	112	-	112	-
Assets at Fair Value	$409,139	$-	$409,139	$-

Liabilities:
Derivatives – ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

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

As of March 31, 2022 and December 31, 2021, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2022	Total	Level 1	Level 2	Level 3
Real Estate	$1,382	$-	$-	$1,382
Commercial Real Estate	2,787	-	-	2,787
Dealer Finance	41	-	-	41
Impaired loans	$4,210	$-	$-	$4,210
Bank premises held for sale	$300	$-	$-	$300

December 31, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,053	$-	$-	$1,053
Commercial Real Estate	5,401	-	-	5,401
Dealer Finance	81	-	-	81
Impaired loans	$6,535	$-	$-	$6,535
Bank premises held for sale	$300	$-	$-	$300

The following table presents information about Level 3 Fair Value Measurements for March 31, 2022 (dollars in thousands):

	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$4,210	Discounted appraised value	Discount for selling costs and marketability	14.00%-32.92% (Average 22.97%)

Note 6. Fair Value, continued

Impaired Loans, continued

The following table presents information about Level 3 Fair Value Measurements for December 31, 2021 (dollars in thousands):

	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$6,535	Discounted appraised value	Discount for selling costs and marketability	11.76%-28.00% (Average 17.31%)

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

The Company did not have any other real estate owned as of March 31, 2022 and December 31, 2021.

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021. Fair values for March 31, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2022
Assets:
Cash and cash equivalents	$48,376	$48,376	$-	$-	$48,376
Securities	461,947	-	461,947	-	461,947
Loans held for sale	2,479	-	2,479	-	2,479
Loans held for investment, net	659,560	-	-	646,369	646,369
Interest receivable	3,345	-	3,345	-	3,345
Bank owned life insurance	23,042	-	23,042	-	23,042
Forward sales commitments	637	-	637	-	637
Total	$1,199,386	$48,376	$491,450	$646,369	$1,186,195
Liabilities:
Deposits	$1,112,295	$-	$1,004,305	$117,811	$1,122,116
Long-term debt	21,780	-	-	22,105	22,105
IRLC	262	-	262	-	262
Interest payable	251	-	251	-	251
Total	$1,134,588	$-	$1,004,818	$139,916	$1,144,734

Note 7. Disclosures about Fair Value of Financial Instruments, continued

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets:
Cash and cash equivalents	$88,121	$88,121	$-	$-	$88,121
Securities	404,007	-	404,007	-	404,007
Loans held for sale	4,887	-	4,887	-	4,887
IRLC	258	-	258	-	258
Loans held for investment, net	662,421	-	-	652,096	652,096
Interest receivable	3,117	-	3,117	-	3,117
Bank owned life insurance	22,878	-	22,878	-	22,878
Forward sales commitments	112	-	112	-	112
Total	$1,185,801	$88,121	$435,259	$652,096	$1,175,476
Liabilities:
Deposits	$1,080,295	$-	$968,604	$123,718	$1,092,322
Long-term debt	21,772	-	-	22,443	22,443
Interest payable	491	-	491	-	491
Total	$1,102,558	$-	$969,095	$146,161	$1,115,256

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

During the three months ended March 31, 2022, there was one loan modification that was considered to be troubled debt restructurings. The modification was due to a revision to the amortization schedule.

Three months ended March 31, 2022 (dollars in thousands):
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate	1	$164	$164

On March 31, 2022, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

During the three months ended March 31, 2021, there was one loan modification that was considered to be troubled debt restructurings. The modifications included a partial release of the collateral.

Three months ended March 31, 2021 (dollars in thousands):
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate	1	$110	$110

On March 31, 2021, there were no loans restructured in the previous 12 months in default or on nonaccrual status. A restructured loan is considered in default when it becomes 90 days past due.

Note 9. Accumulated Other Comprehensive Loss

The balances in accumulated other comprehensive loss are shown in the following tables for March 31, 2022 and 2021 (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities gains (losses), net of tax	(14,259)	-	(14,259)
Balance at March 31, 2022	$(16,060)	$(3,291)	$(19,351)

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax	(1,114)	-	(1,114)
Balance at March 13, 2021	$(310)	$(3,821)	$(4,131)

There were no reclassifications adjustments reported on the consolidated statements of income during the three months ended March 31, 2022 or 2021.

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

The following tables represent revenues and expenses by segment for the three months ended March 31, 2022 and 2021 (dollars in thousands).

Note 10. Business Segments, continued

	Three Months Ended March 31, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,037	$29	$8	$-	$-	$(13)	$9,061
Service charges on deposits	307	-	-	-	-	-	307
Investment services and insurance income	-	-	253	-	-	(2)	251
Mortgage banking income, net	-	742	-	-	-	-	742
Title insurance income	-	-	-	473	-	-	473
Other operating income	708	2	-	-	-	-	710
Total income (loss)	10,052	773	261	473	-	(15)	11,544
Expenses:
Interest Expense	874	6	-	-	137	(13)	1,004
(Recovery of) loan losses	(450)	-	-	-	-	-	(450)
Salary and benefit expense	3,947	573	104	301	-	-	4,925
Other operating expenses	3,328	214	21	83	(19)	(2)	3,625
Total expense	7,699	793	125	384	118	(15)	9,104
Net income (loss) before taxes	2,353	(20)	136	89	(118)	-	2,440
Income tax expense (benefit)	386	-	31	-	(505)	-	(88)
Net Income attributable to F & M Bank Corp.	$1,967	$(20)	$105	$89	$387	$-	$2,528
Total Assets	$1,242,957	$9,012	$8,532	$2,967	$99,890	$(125,099)	$1,238,259
Goodwill	$2,868	$-	$-	$3	$211	$-	$3,082
	Three months ended March 31, 2021
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,716	$72	$30	$-	$-	$(72)	$8,746
Service charges on deposits	285	-	-	-	-	-	285
Investment services and insurance income	-	-	348	-	-	(1)	347
Mortgage banking income, net	-	1,672	-	-	-	-	1,672
Title insurance income	-	-	-	456	-	-	456
Other operating income (loss)	593	23	-	-	(21)	-	595
Total income (loss)	9,594	1,767	378	456	(21)	(73)	12,101
Expenses:
Interest Expense	876	66	-	-	198	(72)	1,068
(Recovery of) loan losses	(725)	-	-	-	-	-	(725)
Salary and benefit expense	3,514	615	97	286	-	-	4,512
Other operating expenses	2,834	233	6	82	20	(1)	3,174
Total expense	6,499	914	103	368	218	(73)	8,029
Net income (loss) before taxes	3,095	853	275	88	(239)	-	4,072
Income tax expense (benefit)	521	-	57	-	(307)	-	271
Net Income attributable to F & M Bank Corp.	$2,574	$853	$218	$88	$68	$-	$3,801
Total Assets	$1,016,023	$14,340	$8,519	$2,559	$109,474	$(139,938)	$1,010,977
Goodwill	$2,670	$47	$-	$3	$164	$-	$2,884

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short term borrowings to support the loans held for sale participation program and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was no short-term debt at March 31, 2022 and December 31, 2021.

Long-term Debt

The Company utilizes the FHLB advance program to fund loan growth and provide liquidity. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was .81% at March 31, 2022 and at December 31, 2021. The balance of these obligations at March 31, 2022 and December 31, 2021 was $10,000. FHLB advances include a $10,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,780 at March 31, 2022.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded no losses on the sale of OREO property in the three months ended March 31, 2022 and 2021, which is presented on the consolidated income statement as a noninterest expense and therefore, not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	Three Months Ended March 31,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$307	$285
Investment Services and Insurance Income	251	347
Title Insurance Income	473	456
ATM and check card fees	563	520
Other	157	63
Noninterest Income (in-scope of Topic 606)	1,751	1,671
Noninterest Income (out-of-scope of Topic 606)	732	1,684
Total Noninterest Income	$2,483	$3,355

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2022	March 31, 2021
Lease Liabilities	$911	$839
Right-of-use assets	$889	$814
Weighted average remaining lease term	3.17 years	3.89 years
Weighted average discount rate	3.05%	3.50%

	For the Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$153	$26
Total lease cost	$153	$26

Cash paid for amounts included in the measurement of lease liabilities	$181	$31

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

March 31, 2022
Nine months ending December 31, 2022	$132
Twelve months ending December 31, 2023	135
Twelve months ending December 31, 2024	136
Twelve months ending December 31, 2025	98
Twelve months ending December 31, 2026	70
Thereafter	518
Total undiscounted cash flows	$1,089
Discount	178
Lease liabilities	$911

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $2,479 as of March 31, 2022 of which $2,544 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other Liabilities” in the Consolidated Balance Sheet at March 31, 2022, and totaled $262, with a notional amount of $25,542 and total positions of 82. The fair value of the IRLCs at December 31, 2021 totaled $258, with a notional amount of $18,801 and total positions of 70. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended March 31, 2022. The Company’s IRLCs are classified as Level 2. At March 31, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2022 totaled $637, with a notional amount of $28,085 and total positions of $96. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021 totaled $112, with a notional amount of $23,721 and total positions of 91.

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

The Company’s Stock Plan Committee administers the plan, identifies which participants will be granted awards, and determines the terms and conditions applicable to the awards. On March 7, 2022 the Company’s Stock Plan Committee awarded 17,763 shares with a fair value of $547,989 from this plan to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,145 shares with a fair value of $35,323 to directors that vested upon issuance. As of March 31, 2022, there was $837 thousand of unrecognized compensation cost related to nonvested restricted stock.

Note 15. Stock-Based Compensation, continued

The following table summarizes the status of the Company’s nonvested awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	15,869	$26.78	-	$-
Granted	17,763	30.85	16,140	26.75
Vested	(3,920)	30.85	-	-
Forfeited	(474)	29.10	-	-
Nonvested, end of period	29,238	$29.20	16,140	$26.75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (“Bank”). TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services (“FMFS”) and VBS Mortgage LLC (dba F&M Mortgage) are wholly owned subsidiaries of the Bank. F & M Bank Corp. held a majority ownership in VSTitle LLC (“VST”), with the remaining minority interest owned by F&M Mortgage, until the Company purchased F&M Mortgage’s minority interest in VST on January 3, 2022.

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its thirteen branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). TEB reinsures credit life and accident and health insurance sold by the Bank in connection with its lending activities. FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Fishersville, Woodstock, and Winchester, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg, Fishersville, and Charlottesville, Virginia.

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s December 31, 2021 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: changing uncertainties related to the COVID-19 pandemic, general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, the financial strength of borrowers, consumer spending and savings habits, geopolitical conditions, and exposure to fraud, negligence, computer theft and cyber-crime.

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

Critical Accounting Policies, continued

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

COVID-19

The World Health Organization declared a global pandemic in the first quarter of 2020 due to the spread of the coronavirus (“COVID-19”) around the world. The Company was considered an essential business and implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies were closed in 2021 and again briefly from January 18, 2022 to March 7, 2022. During this time the Company utilized drive through windows and courier service to handle transactions, new accounts were opened electronically with limited in person contact for document signing and verification of identification, and lenders accepted applications by appointment with limited in person contact.

The SBA implemented the Paycheck Protection Program (“PPP”) to support small business operations with loans during the shutdown and into the following months. The Company worked diligently to support both our customers and noncustomers within our footprint with these loans, originating a total of 1,080 PPP loans totaling $87,061 and associated fees of $3,824 through the SBA program. As of March 31, 2022, there are 25 loans outstanding with a balance of $2,061 and unamortized fees of $56.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Overview (Dollars in thousands)

Net income for the three months ended March 31, 2022 was $2,528 or $0.74 per share, compared to $3,801 or $1.17 in the same period in 2021, a decrease of 33.49%. During the three months ended March 31, 2022, noninterest income decreased 25.99% and noninterest expense increased 11.24% during the same period.

Results of Operations

As shown in Table I, the 2022 year to date tax equivalent net interest income increased $377 or 4.89% compared to the same period in 2021. The tax equivalent adjustment to net interest income totaled $27 for the first three months of 2022. The yield on earning assets decreased .75%, while the cost of funds decreased .21% compared to the same period in 2021.

The combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 2.82% for the three months ended March 31, 2022, a decrease of 62 basis points when compared to the same period in 2021. A schedule of the net interest margin for the three-month periods ended March 31, 2022 and 2021 can be found in Table I.

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	March 31, 2022	March 31, 2021
Interest Income – Loans	$7,539	$8,270
Interest Income - Securities and Other Interest-Earnings Assets	1,522	476
Interest Expense – Deposits	845	795
Interest Expense - Other Borrowings	159	273
Total Net Interest Income	$8,057	$7,678

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	27	29
Total Tax Benefit on Tax-Exempt Interest Income	27	29
Tax-Equivalent Net Interest Income	$8,084	$7,707

The decrease in noninterest income of $872 for the three-month period March 31, 2022 compared to the same period in 2021 is due primarily to a decrease in mortgage banking income ($930) and in investment and insurance income ($96) due to a slowdown in refinance activity. This was offset by an increase in ATM and check card fees ($43) and other income ($58).

Noninterest expense for the three months ended March 31, 2022 increased $864 as compared to 2021. Expenses increased primarily in the areas of salaries and benefits ($413), occupancy expenses ($45), advertising ($42) and telecommunication and data processing expense ($361). Expansion into the Winchester and Waynesboro markets led to increased salary, benefits, and occupancy expenses. Advertising increased as a result of increased marketing efforts in markets where larger banks were leaving. Telecommunications and data processing increased due to a focus on infrastructure improvements, digital enhancements, and online capabilities.

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 0.50% to 2.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $31,994 and $76,667 in federal funds sold at March 31, 2022 and December 31, 2021, respectively. Growth in excess funds has been due to strong deposit growth, and the decrease from December 31, 2021 to March 31, 2022 was due to the Company deploying these funds into the investment portfolio. Interest bearing bank deposits have decreased by $142 since year end from $2,938 to $2,796.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management. With the growth in deposits, the Company has worked to strategically invest the excess funds into the investment portfolio. This has resulted in an increase in the investments available for sale of $57,940 since December 31, 2021.

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

As of March 31, 2022, the fair value of securities available for sale was below their cost by $20,329. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as Securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 5.14 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of March 31, 2022, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $659,560 decreased $2,861 on March 31, 2022 compared to $662,421 at December 31, 2021. Net of PPP, loans grew $3,014 or 0.46% since December 31, 2021. Loan growth in the home equity – open end and dealer finance segments of the portfolio were offset by declines in construction, commercial real estate and PPP segments.

Loans Held for Sale totaled $2,479 on March 31, 2022, a decrease of $2,408 compared to $4,887 at December 31, 2021. At March 31, 2022 this balance was F&M mortgage loans, which are typically subject to seasonal fluctuations and refinance activity.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $4,751 on March 31, 2022 compared to $5,465 at December 31, 2021. The decrease in nonperforming loans from year end is primarily due to one loan paying off, one loan moving to accrual status, and amortization. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

A summary of credit ratios for nonaccrual loans is as follows (in thousands):

	March 31, 2022	December 31, 2021
Allowance for loan losses	$7,389	$7,748
Nonaccrual loans	$4,751	$5,465
Total Loans	$659,560	$662,421

Allowance for loan losses to Total Loans	1.12%	1.17%
Nonaccrual Loans to Total Loans	0.72%	0.83%
Allowance for loan losses to Nonaccrual loans	155.53%	141.77%

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

Management evaluates the allowance for loan losses on a quarterly basis in light of national and local economic trends, changes in the nature and volume of the loan portfolio and trends in past due and criticized loans. Specific factors evaluated include loan review reports, past due reports, historical loan loss experience and changes in the financial strength of individual borrowers that have been included on the Bank’s watch list or schedule of classified loans.

In evaluating the portfolio, loans are segregated by segment with identified potential losses, pools of loans by type, with separate weighting for past dues and a general allowance based on a variety of criteria. Loans with identified potential losses include examiner and bank classified loans. Classified relationships in excess of $500,000 and loans identified as troubled debt restructurings are reviewed individually for impairment under ASC 310. A variety of factors are considered when reviewing these credits, including borrower cash flow, payment history, fair value of collateral, company management, industry, and economic factors. Loans that are not reviewed for impairment are categorized by call report code and an estimate is calculated based on actual loss experience over the last three years.

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

The allowance for loan losses of $7,389 at March 31, 2022 is equal to 1.12% of loans held for investment. This compares to an allowance of $7,748, or 1.17% at December 31, 2021.

Due to increasing interest rates, loan portfolio growth over the last 12 months, and deteriorating economic conditions, the qualitative reserve increased. This was offset by improvements in the unemployment rate, a decrease in historical loss rates and paydowns on individually impaired loans. The Company is monitoring the economic effects of increased inflation, building costs, and used car prices, as well as a rising interest rate environment. The Company continues to manage the classified, past due and non-performing loans, which are all at lower levels than December 31, 2021, Classified loans (internally rated substandard or watch) decreased from a total of $43,230 at December 31, 2021 to $40,313 at March 31, 2022, past due loans on accrual decreased from $3,226 at December 31, 2021 to $2,414 at March 31, 2022, and non-performing loans decreased from $5,508 at December 31, 2021 to $4,805 at March 31, 2022. Management is closely monitoring the effects of economic conditions on the loan portfolio and makes adjustments to specific reserves, the environmental factors and the provision for loan losses as necessary.

Deposits and Other Borrowings

The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at March 31, 2022 have increased $32,000 since December 31, 2021. Noninterest bearing deposits increased $17,683 while interest bearing increased $14,317. The increase in deposits is due to a focus on deposit growth as an organization as well as excess funds that customers are holding due to the pandemic. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At March 31, 2022 and December 31, 2021 the Company had a total of $257 in CDARS accounts; and, $95,976 and $94,948 in ICS accounts, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. With the growth in deposits and excess liquidity, the Company has not utilized the short-term debt facilities for 2021 or 2022.

Long-term borrowings

The Company’s subsidiary bank borrows funds on a fixed rate basis as needed. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $10,000 on March 31, 2022, and December 31, 2021.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,780 at March 31, 2022.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

At March 31, 2022, the Bank had Common Equity Tier I capital of 13.72% of risked weighted assets, Tier I capital of 13.72% of risk weighted assets and combined Tier I and II capital of 14.70% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2021, the Bank had Common Equity Tier I capital of 13.95% of risk weighted assets, Tier I capital of 13.95% of risk weighted assets and combined Tier I and II capital of 15.00% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At March 31, 2022, the Bank reported a leverage ratio of 8.47%, compared to 8.62% at December 31, 2021. The Bank’s leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 6.70% at March 31, 2022 and 7.00% at December 31, 2021. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Liquidity, continued

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution and with Pacific Coast Bankers Bank, Zions Bank, and FNBB. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Additionally, the Bank can utilize the Federal Reserve Discount Window.

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

Effect of Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has created a CECL model to run parallel for 2022. All data has been archived under the current model.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

The Company is preparing loan agreements, other than SWAP loans, to transition from LIBOR by the end of second quarter 2022. The SWAP loans have amended Rate Protection Agreements executed by the borrower in preparation to transition from LIBOR by the swap holder.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on its consolidated financial statements.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$656,099	$7,522	4.65%	$673,744	$8,196	4.93%
Loans held for sale	3,683	29	3.19%	13,221	94	2.88%
Federal funds sold	64,813	24	0.15%	87,157	15	0.07%
Interest bearing deposits	2,845	1	0.14%	884	-	0.11%
Investments
Taxable	423,751	1,444	1.38%	126,973	427	1.37%
Partially taxable[4]	125	1	1.62%	125	1	1.62%
Tax exempt[4]	10,250	67	2.65%	6,237	42	2.73%
Total earning assets	$1,161,566	$9,088	3.17%	$908,341	$8,775	3.92%
Interest Expense
Demand deposits	188,344	103	0.22%	114,699	44	0.16%
Savings	492,458	503	0.41%	347,332	351	0.41%
Time deposits	122,471	239	0.79%	129,142	400	1.26%
Long-term debt	21,776	159	2.96%	32,531	273	3.40%
Total interest bearing liabilities	$825,049	$1,004	0.49%	$623,704	$1,068	0.70%

Tax equivalent net interest income		$8,084			$7,707

Net interest margin			2.82%			3.44%

____________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.	Risk Factors	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a)	Exhibits

4.1	Form of 2027 Subordinated Note (included as Exhibit 4.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
4.2	Form of 2030 Subordinated Note (included as Exhibit 4.2 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
10.1	Form of Subordinated Note Purchase Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2020 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).
104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer
May 13, 2022

