Form 10-Q
period 2022-06-30
F&M BANK CORP
filed 2022-08-15
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
Common Stock, par value ‑ $5	3,453,393 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021*
	(Unaudited)
Assets
Cash and due from banks	$13,556	$8,516
Money market funds and interest-bearing deposits in other banks	268	2,938
Federal funds sold	3,430	76,667
Cash and cash equivalents	17,254	88,121

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2022 and 2021, respectively	125	125
Available for sale, at fair value	446,823	403,882
Other investments	9,688	9,210
Loans held for sale, at fair value	5,449	4,887
Loans held for investment, net of deferred fees and costs	690,497	662,421
Less: allowance for loan losses	(7,798)	(7,748)
Net loans held for investment	682,699	654,673

Bank premises and equipment, net	18,901	17,063
Bank premises held for sale	300	300
Interest receivable	3,567	3,117
Goodwill	3,082	3,082
Bank owned life insurance	23,210	22,878
Other real estate owned	197	-
Other assets	20,257	12,004
Total Assets	$1,231,552	$1,219,342
Liabilities
Deposits:
Noninterest bearing	$291,728	$280,993
Interest bearing	808,482	799,302
Total deposits	1,100,210	1,080,295

Short-term debt	30,000	-
Long-term debt	11,788	21,772
Other liabilities	17,604	16,819
Total liabilities	1,159,602	1,118,886

Commitments and contingencies

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,453,393 and 3,430,175 shares issued and outstanding (29,238 and 15,869 unvested restricted shares)	17,121	17,071
Additional paid in capital – common stock	10,351	10,127
Retained earnings	80,878	78,350
Accumulated other comprehensive loss	(36,400)	(5,092)
Total stockholders’ equity	71,950	100,456
Total liabilities and stockholders’ equity	$1,231,552	$1,219,342

*2021 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2022	2021
Interest and fees on loans held for investment	$7,993	$8,217
Interest and fees on loans held for sale	32	37
Interest from money market funds and federal funds sold	14	29
Interest on debt securities	1,970	536
Total interest and dividend income	10,009	8,819

Interest expense
Total interest on deposits	837	818
Interest from short-term debt	46	-
Interest from long-term debt	124	251
Total interest expense	1,007	1,069

Net interest income	9,002	7,750

Provision for (Recovery of) Loan Losses	600	(1,250)
Net Interest Income After Provision for (Recovery of) Loan Losses	8,402	9,000

Noninterest income
Service charges on deposit accounts	274	254
Investment services and insurance income, net	198	180
Mortgage banking income, net	637	1,027
Title insurance income	366	595
Income on bank owned life insurance	173	165
Low income housing partnership losses	(204)	(216)
ATM and check card fees	632	600
Net investment securities (losses)	(97)	-
Other operating income	292	481
Total noninterest income	2,271	3,086

Noninterest expense
Salaries	3,965	3,589
Employee benefits	1,137	1,056
Occupancy expense	346	343
Equipment expense	314	319
FDIC insurance assessment	165	105
Advertising expense	228	197
Legal and professional fees	215	246
ATM and check card fees	335	294
Telecommunication and data processing expense	685	582
Directors fees	129	112
Bank franchise tax	158	179
Impairment on long lived assets	-	171
Other operating expenses	1,076	1,251
Total noninterest expense	8,753	8,444

Income before income taxes	1,920	3,642
Income tax expense	131	422
Net Income	$1,789	$3,220
Dividends paid/accumulated on preferred stock	-	66
Net income available to common stockholders	$1,789	$3,154

Per Common Share Data
Net income – basic	$0.51	$0.98
Net income – diluted	$0.51	$0.93
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding – basic	3,452,711	3,207,978
Weighted average common shares outstanding – diluted	3,452,711	3,413,305

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2022	2021
Interest and fees on loans held for investment	$15,503	$16,387
Interest and fees on loans held for sale	61	137
Interest from money market funds and federal funds sold	39	44
Interest on debt securities	3,467	997
Total interest and dividend income	19,070	17,565

Interest expense
Total interest on deposits	1,682	1,613
Interest from short-term debt	46	-
Interest from long-term debt	283	524
Total interest expense	2,011	2,137

Net interest income	17,059	15,428

Provision for (Recovery of) Loan Losses	150	(1,975)
Net Interest Income After Provision for (Recovery of) Loan Losses	16,909	17,403

Noninterest income
Service charges on deposit accounts	581	539
Investment services and insurance income, net	449	527
Mortgage banking income, net	1,379	2,699
Title insurance income	839	1,051
Income on bank owned life insurance	344	333
Low-income housing partnership losses	(408)	(431)
ATM and check card fees	1,195	1,120
Net investment securities (losses)	(97)	-
Other operating income	472	603
Total noninterest income	4,754	6,441

Noninterest expense
Salaries	7,602	6,885
Employee benefits	2,425	2,272
Occupancy expense	686	638
Equipment expense	600	596
FDIC insurance assessment	281	204
Advertising expense	406	333
Legal and professional fees	423	445
ATM and check card fees	633	551
Telecommunication and data processing expense	1,586	1,122
Directors fees	293	258
Bank franchise tax	332	352
Impairment of long-lived assets	-	171
Other operating expenses	2,036	2,303
Total noninterest expense	17,303	16,130

Income before income taxes	4,360	7,714
Income tax expense	43	693
Net Income	$4,317	$7,021
Dividends paid/accumulated on preferred stock	-	131
Net income available to common stockholders	$4,317	$6,890

Per Common Share Data
Net income – basic	$1.25	$2.15
Net income – diluted	$1.25	$2.04
Cash dividends on common stock	0.52	0.52
Weighted average common shares outstanding – basic	3,443,850	3,206,534
Weighted average common shares outstanding – diluted	3,443,850	3,434,652

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net Income	$4,317	$7,021	$1,789	$3,220

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for sale securities	(39,727)	(1,057)	(21,678)	353
Tax effect	8,342	222	4,552	(74)
Unrealized holding (losses) gains, net of tax	(31,385)	(835)	(17,126)	279

Less:
Reclassifications adjustment for losses included in net income	97	-	97	-
Tax effect	20	-	20	-
Realized losses on sale of available-for sale securities, net	77	-	77	-

Total other comprehensive (loss) income	(31,308)	(835)	(17,049)	279

Total comprehensive income	$(26,991)	$6,186	$(15,260)	$3,499

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2022 and 2021.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance March 31, 2021	$4,558	$16,036	$6,956	$74,108	$(4,131)	$97,527
Net income	-	-	-	3,220	-	3,220
Other comprehensive income	-	-	-	-	279	279
Dividends on preferred stock ($.32 per share)	-	-	-	(66)	-	(66)
Dividends on common stock ($.26 per share)	-	-	-	(837)	-	(837)
Common stock issued (2,185 shares)	-	11	52	-	-	63
Stock-based compensation expense	-	-	26	-	-	26
Balance, June 30, 2021	$4,558	$16,047	$7,034	$76,425	$(3,852)	$100,212

Balance March 31, 2022	$-	$17,110	$10,240	$79,986	$(19,351)	$87,985
Net income	-	-	-	1,789	-	1,789
Other comprehensive (loss)	-	-	-	-	(17,049)	(17,049)
Dividends on common stock ($.26 per share)	-	-	-	(897)	-	(897)
Common stock issued (2,185 shares)	-	11	53	-	-	64
Stock-based compensation expense	-	-	58	-	-	58
Balance, June 30, 2022	$-	$17,121	$10,351	$80,878	$(36,400)	$71,950

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2022 and 2021.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$(3,017)	$95,629
Net Income	-	-	-	7,021	-	7,021
Other comprehensive (loss)	-	-	-	-	(835)	(835)
Dividends on preferred stock ($.64 per share)	-	-	-	(131)	-	(131)
Dividends on common stock ($.52 per share)	-	-	-	(1,670)	-	(1,670)
Common stock issued (4,635 shares)	-	23	104	-	-	127
Common stock issued for Stock-based Compensation (1,332 shares)	-	7	29	-	-	36
Stock-based compensation expense	-	-	35	-	-	35
Balance, June 30, 2021	$4,558	$16,047	$7,034	$76,425	$(3,852)	$100,212

Balance, December 31, 2021	$-	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	-	4,317	-	4,317
Other comprehensive (loss)	-	-	-	-	(31,308)	(31,308)
Dividends on common stock ($.52 per share)	-	-	-	(1,789)	-	(1,789)
Common stock issued (4,784 shares)	-	24	120	-	-	144
Common stock issued for Stock-based Compensation (1,145 shares)	-	26	30	-	-	56
Stock-based compensation expense	-	-	74	-	-	74
Balance, June 30, 2022	$-	$17,121	$10,351	$80,878	$(36,400)	$71,950

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$4,317	$7,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	595
Amortization of intangibles	19	33
Amortization of securities	13,690	495
Proceeds from loans held for sale originated	76,909	121,553
Loans held for sale originated	(76,266)	(112,965)
Gain on sale of loans held for sale originated	(1,205)	(3,136)
Provision for (Recovery of) loan losses	150	(1,975)
(Increase) decrease in interest receivable	(450)	250
(Increase) in deferred taxes	(253)	(189)
(Decrease) in taxes payable	-	(469)
Decrease in other assets	42	1,159
Increase (decrease) in accrued expenses	1,059	(505)
Amortization of limited partnership investments	408	443
Income from life insurance investment	(345)	(333)
Loss on the sale of investment securities	97	-
(Gain) on the sale of fixed assets	(10)	-
Stock-based compensation expense	74	35
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	-	171
Net cash provided by operating activities	18,798	12,183
Cash flows from investing activities
Purchase of investments available for sale and other investments	(108,057)	(92,006)
Proceeds from maturity of investments available for sale	3,000	8,699
Proceeds from the sale of investments available for sale	8,699	-
(Investment in) proceeds from the redemption of restricted stock, net	(886)	395
Net (increase) decrease in loans held for investment	(28,373)	600
Net decrease in loans held for sale participations	-	44,372
Proceeds from the sale of fixed assets	27	-
Net purchase of property and equipment	(2,417)	(288)
Proceeds from life insurance benefits	-	421
Cash received in branch acquisition (net of cash paid)	-	13,946
Net cash (used in) investing activities	(128,007)	(23,861)
Cash flows from financing activities
Net change in deposits	19,915	122,816
Net change in short-term debt	30,000	-
Dividends paid in cash	(1,789)	(1,801)
Proceeds from issuance of common stock	200	198
Amortization of debt issuance costs	16	16
Repayments of long-term debt	(10,000)	(1,909)
Net cash provided by financing activities	38,342	119,285
Net (decrease) increase in Cash and Cash Equivalents	(70,867)	107,607
Cash and cash equivalents, beginning of period	88,121	78,408
Cash and cash equivalents, end of period	$17,254	$186,015
Supplemental Cash Flow information:
Cash paid for: Interest	$2,162	$2,187
Taxes	$-	$1,537
Supplemental non-cash disclosures:
Change in unrealized (loss) on securities available for sale	$(39,630)	$(1,057)
Transfer from loans to other real estate owned	$197	$-

Branch purchase:
Tangible assets acquired (net of cash received)	$-	$61
Identifiable intangible assets acquired	$-	$73
Liabilities assumed	$-	$14,044

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Risk and Uncertainties

The COVID-19 pandemic has had a disruptive impact on the U.S. and global economy since the first quarter of 2020. Since the pandemic is ongoing and dynamic, there are many uncertainties on the potential impacts to our customers, employees and vendors; as well as the economy as a whole. The Company carefully monitors economic impacts attributable to the COVID-19 pandemic and the potential impacts on the Company’s loan portfolio and their borrowers ability to repay their loans.

As the COVID-19 pandemic continues, its magnitude and duration remain uncertain. The risks and uncertainties resulting from the pandemic may adversely the Company’s future operational and financial performance; however, these remain highly uncertain and cannot be predicted.

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

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (dollars in thousands):

	For the Six months ended	For the Three months ended	For the Six months ended	For the Three months ended
	June 30, 2022	June 30, 2022	June 30, 2021	June 30, 2021
Earnings available to common stockholders:
Net income	$4,317	$1,789	$7,021	$3,220
Preferred stock dividends	-	-	131	66
Net income available to common stockholders	$4,317	$1,789	$6,890	$3,154

The following table shows the effect of dilutive preferred stock conversion on the Company’s earnings per share for the periods indicated (dollars in thousands):

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$4,317	3,443,850	$1.25	$6,890	3,206,534	$2.15
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	131	228,118	(0.11)
Diluted EPS	$4,317	3,443,850	$1.25	$7,021	3,434,652	$2.04

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$1,789	3,452,711	$0.51	$3,154	3,207,978	$0.98
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	66	205,327	(0.05)
Diluted EPS	$1,789	3,452,711	$0.51	$3,220	3,413,305	$0.93

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
U. S. Treasuries	$125	$-	$-	$125
December 31, 2021
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. Government treasuries	$49,778	$-	$3,041	$46,737
U.S. Government sponsored enterprises	168,464	-	12,315	156,149
Securities issued by States and political subdivisions in the U.S.	47,416	-	3,730	43,686
Mortgage-backed obligations of federal agencies	192,525	106	21,601	171,030
Corporate debt security	30,550	640	1,969	29,221
Total Securities Available for Sale	$488,733	$746	$42,656	$446,823

December 31, 2021
U.S. Government treasuries	$29,847	$-	$365	$29,482
U.S. Government sponsored enterprises	134,466	-	752	133,714
Securities issued by States and political subdivisions of the U.S.	34,078	406	147	34,337
Mortgage-backed obligations of federal agencies	185,216	522	2,091	183,647
Corporate debt securities	22,555	372	225	22,702
Total Securities Available for Sale	$406,162	$1,300	$3,580	$403,882

The amortized cost and fair value of securities at June 30, 2022, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$4,833	$4,789
Due after one year through five years	-	-	210,477	198,311
Due after five years	-	-	107,718	97,741
Due after ten years	-	-	165,705	145,982
Total	$125	$125	$488,733	$446,823

Note 2. Investment Securities, continued

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022	Six Month Ended June 30, 2022
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized losses	(97)	-
Net realized (losses)	$(97)	$-
Proceeds from sales of securities	$8,699	$-

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized (losses)	-	-
Net realized (losses)	$-	$-
Proceeds from sales of securities	$-	$-

Securities held that are U.S. Agency, Treasury, Government Sponsored Entities and Agency MBS carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment. The securities issued by States and political subdivisions in the U.S. were in an unrealized loss position for less than 12 months. Two bank subordinated debt offerings were in a loss position for 12 consecutive months and totaled $1,132 thousand. The pricing services tend to not be exact on these offerings because of the marketability of the offering. The Company reviews the relevant ratios on each subordinated debt holding quarterly. Because management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions, no declines are currently deemed to be other than temporary.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of June 30, 2022 and December 31, 2021 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. Government treasuries	$38,025	$1,843	$8,711	$1,198	$46,736	$3,041
U.S. Government sponsored enterprises	134,269	9,201	21,880	3,114	156,149	12,315
Securities issued by States and political subdivisions in the U.S.	43,686	3,730	-	-	43,686	3,730
Mortgage-backed obligations of federal agencies	131,930	17,112	34,388	4,489	166,318	21,601
Corporate debt security	19,749	1,851	1,132	118	20,881	1,969
Total	$367,659	$33,737	$66,111	$8,919	$433,770	$42,656

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Government treasuries	$29,481	$365	$-	$-	$29,481	$365
U.S. Government sponsored enterprises	93,714	752	-	-	93,714	752
Securities issued by State and political subdivisions in the U.S.	13,308	147	-	-	13,308	147
Mortgage-backed obligations of federal agencies	126,501	1,871	10,074	220	136,575	2,091
Corporate debt security	8,825	225	-	-	8,825	225
Total	$271,829	$3,360	$10,074	$220	$281,903	$3,850

Note 2. Investment Securities, continued

As of June 30, 2022, other investments consist of investments in thirteen low-income housing and historic equity partnerships (carrying basis of $6,354), stock in the Federal Home Loan Bank (carrying basis $1,744) and various other investments (carrying basis $1,590). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of June 30, 2022. At June 30, 2022, the Company was committed to invest an additional $961 in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

Loans held for investment outstanding at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	2022	2021
Construction/Land Development	$71,212	$75,236
Farmland	72,573	66,344
Real Estate	133,747	139,552
Multi-Family	8,548	4,887
Commercial Real Estate	172,680	163,564
Home Equity – closed end	5,524	6,262
Home Equity – open end	44,267	44,247
Commercial & Industrial – Non-Real Estate	50,689	44,224
Consumer	8,852	8,036
Dealer Finance	119,758	107,346
Credit Cards	3,051	3,000
Gross loans	690,901	662,698
Less: Deferred loan fees, net of costs	(404)	(277)
Total	$690,497	$662,421

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $161,729 and $163,326 as of June 30, 2022 and December 31, 2021, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale, at fair value consists of loans originated by F&M Mortgage for sale in the secondary market. The volume of loans fluctuates due to changes in secondary market rates, which affects demand for mortgage loans. Loans held for sale as of June 30, 2022 and December 31, 2021 were $5,449 and $4,887, respectively.

Note 3. Loans, continued

The following is a summary of information pertaining to impaired loans (dollars in thousand):

	June 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment(1)	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$468	$468	$-	$645	$645	$-
Farmland	2,165	2,165	-	2,286	2,286	-
Real Estate	2,331	2,331	-	2,748	2,748	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,058	8,058	-	8,494	8,494	-
Home Equity – closed end	-	-	-	147	147	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	5	5	-
Credit cards	-	-	-	-	-	-
Dealer Finance	12	12	-	12	12	-
	13,034	13,034	-	14,337	14,337	-
Impaired loans with a valuation allowance
Construction/Land Development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Real Estate	1,546	1,546	34	1,172	1,172	119
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	2,527	2,527	446	6,004	6,004	603
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	77	77	3	95	95	14
	4,150	4,150	483	7,271	7,271	736
Total impaired loans	$17,184	$17,184	$483	$21,608	$21,608	$736

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$553	$4	$1,280	$3	$601	$10	$1,222	$16
Farmland	2,190	10	1,191	108	2,268	80	1,191	108
Real Estate	2,358	32	6,287	(52)	2,654	65	3,985	87
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	9,545	(31)	9,940	102	8,291	155	5,558	123
Home Equity – closed end	-	-	674	6	81	-	684	11
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	4	-	-	-	7	-
Consumer	-	-	-	-	-	-	-	-
Credit Cards	-	-	-	-	-	-	-	-
Dealer Finance	14	1	15	1	14	1	17	1
	14,660	16	19,391	168	13,909	311	12,664	346
Impaired loans with a valuation allowance:
Construction/Land Development	$-	$-	$-	$-	$-	$-	$131	$-
Farmland	-	-	839	(59)	-	-	876	-
Real Estate	1,521	18	1,621	22	1,363	34	5,456	32
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	2,885	25	6,382	25	4,281	67	4,973	91
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-	76	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	1	-
Credit Card	-	-	-	-	-	-	-	-
Dealer Finance	66	3	124	2	90	4	135	5
	4,472	46	8,966	(10)	5,734	105	11,648	128
Total Impaired Loans	$19,132	$62	$28,357	$158	$19,643	$416	$24,312	$474

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of June 30, 2022 and December 31, 2021:

June 30, 2022	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$521	$28	$-	$549	$70,663	$71,212	$28	$-
Farmland	-	332	-	332	72,241	72,573	1,218	-
Real Estate	1,636	34	142	1,812	131,935	133,747	402	-
Multi-Family	-	-	-	-	8,548	8,548	-	-
Commercial Real Estate	-	-	108	108	172,572	172,680	108	-
Home Equity – closed end	-	105	-	105	5,419	5,524	-	-
Home Equity – open end	431	167	-	598	43,669	44,267	-	-
Commercial & Industrial – Non- Real Estate	180	22	41	243	50,446	50,689	-	41
Consumer	23	-	-	23	8,829	8,852	-	-
Dealer Finance	572	125	95	792	118,966	119,758	95	-
Credit Cards	12	20	13	45	3,006	3,051	-	13
Less: Deferred loan fees, net of costs	-	-	-	-	(404)	(404)	-	-
Total	$3,375	$833	$399	$4,584	$685,890	$690,497	$1,851	$55

December 31, 2021	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$360	$41	$38	$439	$74,797	$75,236	$302	$-
Farmland	-	-	-	-	66,344	66,344	1,320	-
Real Estate	1,254	89	395	1,738	137,814	139,552	827	-
Multi-Family	-	-	-	-	4,887	4,887	-	-
Commercial Real Estate	-	-	108	108	163,456	163,564	2,975	-
Home Equity – closed end	53	-	-	53	6,209	6,262	-	-
Home Equity – open end	471	216	-	687	43,560	44,247	-	-
Commercial & Industrial – Non- Real Estate	35	1	43	79	44,145	44,224	-	43
Consumer	9	67	-	76	7,960	8,036	1	-
Dealer Finance	694	91	16	801	106,545	107,346	40	-
Credit Cards	16	-	-	16	2,984	3,000	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	(277)	(277)	-	-
Total	$2,892	$505	$600	$3,997	$658,424	$662,421	$5,465	$43

On June 30, 2022, other real estate owned included $197 of foreclosed residential real estate and on December 31, 2021, other real estate owned did not include any foreclosed residential real estate. The Company has $122 thousand of consumer mortgages for which foreclosure was in process on June 30, 2022.

Nonaccrual loans on June 30, 2022 would have earned approximately $28 thousand in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for June 30, 2022 and December 31, 2021 is as follows:

June 30, 2022	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$977	$-	$-	$(97)	$880	$-	$880
Farmland	448	-	-	71	519	-	519
Real Estate	1,162	17	-	(14)	1,131	34	1,097
Multi-Family	29	-	-	25	54	-	54
Commercial Real Estate	2,205	-	-	98	2,303	446	1,857
Home Equity – closed end	41	-	-	(2)	39	-	39
Home Equity – open end	407	-	130	(162)	375	-	375
Commercial & Industrial – Non-Real Estate	288	36	32	100	384	-	384
Consumer	520	24	14	(148)	362	-	362
Dealer Finance	1,601	523	337	272	1,687	3	1,684
Credit Cards	70	21	8	7	64	-	64
Total	$7,748	$621	$521	$150	$7,798	$483	$7,315

December 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(579)	$977	$-	$977
Farmland	731	-	-	(283)	448	-	448
Real Estate	1,624	-	76	(538)	1,162	119	1,043
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(1,476)	2,205	603	1,602
Home Equity – closed end	55	-	-	(14)	41	-	41
Home Equity – open end	463	-	13	(69)	407	-	407
Commercial & Industrial – Non-Real Estate	363	40	37	(72)	288	-	288
Consumer	521	33	24	8	520	-	520
Dealer Finance	1,674	1,038	754	211	1,601	14	1,587
Credit Cards	79	54	29	16	70	-	70
Total	$10,475	$1,165	$1,259	$(2,821)	$7,748	$736	$7,012

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of June 30, 2022 and December 31, 2021:

June 30, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$71,212	$468	$70,744
Farmland	72,573	2,165	70,408
Real Estate	133,747	3,877	129,870
Multi-Family	8,548	-	8,548
Commercial Real Estate	172,680	10,585	162,095
Home Equity – closed end	5,524	-	5,524
Home Equity –open end	44,267	-	44,267
Commercial & Industrial – Non-Real Estate	50,689	-	50,689
Consumer	8,852	-	8,852
Dealer Finance	119,758	89	119,669
Credit Cards	3,051	-	3,051
Gross loans	690,901	17,184	673,717
Less: Deferred loan fees, net of costs	(404)	-	(404)
Total	$690,497	$17,184	$673,313

December 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$75,236	$645	$74,591
Farmland	66,344	2,286	64,058
Real Estate	139,552	3,920	135,632
Multi-Family	4,887	-	4,887
Commercial Real Estate	163,564	14,498	149,066
Home Equity – closed end	6,262	147	6,115
Home Equity –open end	44,247	-	44,247
Commercial & Industrial – Non-Real Estate	44,224	-	44,224
Consumer	8,036	5	8,031
Dealer Finance	107,346	107	107,239
Credit Cards	3,000	-	3,000
Gross loans	662,698	21,608	641,090
Less: Deferred loan fees, net of costs	(277)	-	(277)
Total	$662,421	$21,608	$640,813

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of June 30, 2022 and December 31, 2021:

June 30, 2022	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$5	$11,182	$39,977	$18,463	$1,557	$28	$-	$71,212
Farmland	55	283	9,519	42,734	16,916	1,848	1,218	-	72,573
Real Estate	-	694	26,840	65,846	27,333	8,598	4,436	-	133,747
Multi-Family	-	-	992	5,315	2,120	121	-	-	8,548
Commercial Real Estate	-	1,350	37,964	77,168	31,341	15,199	9,658	-	172,680
Home Equity – closed end	-	55	983	2,804	672	1,010	-	-	5,524
Home Equity – open end	-	1,346	17,430	21,853	1,927	1,494	217	-	44,267
Commercial & Industrial -Non-Real Estate	25	1,186	12,133	29,606	6,350	1,330	59	-	50,689
Consumer	26	368	3,451	4,769	171	67	-	-	8,852
Gross Loans	$106	$5,287	$120,494	$290,072	$105,293	$31,224	$15,616	$-	$568,092
Less: Deferred loan fees, net of costs									(404)
Total									$567,688

	Credit Cards	Dealer Finance
Performing	$3,038	$119,663
Non-performing	13	95
Total	$3,051	$119,758

Note 4. Allowance for Loan Losses, continued

December 31, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$9,952	$43,861	$19,457	$1,658	$302	$-	$75,236
Farmland	56	291	6,804	42,615	13,620	1,638	1,320	-	66,344
Real Estate	-	1,128	30,268	61,940	28,895	12,462	4,859	-	139,552
Multi-Family	-	-	1,021	2,586	1,154	126	-	-	4,887
Commercial Real Estate	-	2,124	36,308	72,414	35,444	4,428	12,846	-	163,564
Home Equity – closed end	-	61	1,268	3,103	762	1,068	-	-	6,262
Home Equity – open end	-	1,293	17,333	21,296	2,477	1,632	216	-	44,247
Commercial & Industrial - Non-Real Estate	-	1,001	7,562	21,527	13,538	533	63	-	44,224
Consumer	10	522	2,919	3,526	980	79	-	-	8,036
Gross loans	$66	$6,426	$113,435	$272,868	$116,327	$23,624	$19,606	$-	$552,352
Less: Deferred loan fees, net of costs									(277)
Total									$552,075

	Credit Cards	Dealer Finance
Performing	$3,000	$107,330
Non-performing	-	16
Total	$3,000	$107,346

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

The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$380	$606	$190	$216
Interest cost	208	314	104	95
Expected return on plan assets	-	(55)	-	(198)
Amortization of prior service cost	(390)	(9)	(195)	-
Amortization of net loss	116	166	58	72
Net periodic pension cost	$314	$1,022	$157	$185

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

Derivative Asset/Liability – Indexed Certificate of Deposit

The Company’s derivatives, which are associated with the Indexed Certificate of Deposit (ICD) product once offered, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs. This product is no longer offered and the remaining certificates of deposits matured in the three months ending June 30, 2022.

Note 6. Fair Value, continued

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$5,449	$-	$5,449	$-
U. S. Treasury securities	46,737	-	46,737	-
U. S. Government sponsored enterprises	156,149	-	156,149	-
Securities issued by States and political subdivisions in the U. S.	43,686	-	43,686	-
Mortgage-backed obligations of federal agencies	171,030	-	171,030	-
Corporate debt securities	29,221	-	29,221	-
Forward Sales Commitments	535	-	535	-
Assets at Fair Value	$452,807	$-	$452,807	$-

Liabilities:
IRLC	$273	$-	$273	$-
Liabilities at Fair Value	$273	$-	$273	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$4,887	$-	$4,887	$-
IRLC	258	-	258	-
U.S. Government treasuries	29,482	-	29,482	-
U.S. Government sponsored enterprises	133,714	-	133,714	-
Securities issued by States and political subdivisions of the US	34,337	-	34,337	-
Mortgage-backed obligations of federal agencies	183,647	-	183,647	-
Corporate debt securities	22,702	-	22,702	-
Forward sales commitments	112	-	112	-
Assets at Fair Value	$409,139	$-	$409,139	$-

Liabilities:
Derivatives – ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

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

As of June 30, 2022 and December 31, 2021, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

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

The following table summarizes the Company’s other real estate owned and assets held for sale that were measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 (dollars in thousands).

Note 6. Fair Value, continued

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2022	Total	Level 1	Level 2	Level 3
Real Estate	$1,512	$-	$-	$1,512
Commercial Real Estate	2,081	-	-	2,081
Dealer Finance	74	-	-	74
Impaired loans	$3,667	$-	$-	$3,667
Bank premises held for sale	$300	$-	$-	$300
Other real estate owned	$197	$-	$-	$197

December 31, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,053	$-	$-	$1,053
Commercial Real Estate	5,401	-	-	5,401
Dealer Finance	81	-	-	81
Impaired loans	$6,535	$-	$-	$6,535
Bank premises held for sale	$300	$-	$-	$300
Other real estate owned	$-	$-	$-	$-

The following table presents information about Level 3 Fair Value Measurements for June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$3,667	Discounted appraised value	Discount for selling costs and marketability	14.00%-32.92% (Average 22.97%)
Bank premises held for sale	300	Contract value	Discount for selling costs and marketability	n/a
Other real estate owned	197	Discounted appraised value	Discount for selling costs and marketability	6.00% (Average 6.00%)

	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$6,535	Discounted appraised value	Discount for selling costs and marketability	11.76%-28.00% (Average 17.31%)
Bank premises held for sale	300	Contract value	Discount for selling costs and marketability	n/a
Other real estate owned	-	-	-	-

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and December 31, 2021. Fair values for June 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

Note 7. Disclosures about Fair Value of Financial Instruments, continued

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2022
Assets:
Cash and cash equivalents	$17,254	$17,254	$-	$-	$17,254
Securities	446,948	-	446,948	-	446,948
Loans held for sale	5,449	-	5,449	-	5,449
Loans held for investment, net	690,497	-	-	676,687	676,687
Interest receivable	3,567	-	3,567	-	3,567
Bank owned life insurance	23,210	-	23,210	-	23,210
Forward sales commitments	535	-	535	-	535
Total	$1,187,460	$17,254	$479,709	$676,687	$1,173,650
Liabilities:
Deposits	$1,100,210	$-	$980,822	$116,563	$1,097,385
Short-term debt	30,000	-		30,015	30,015
Long-term debt	11,788	-	-	11,890	11,890
IRLC	273	-	273		273
Interest payable	341	-	341	-	341
Total	$1,142,612	$-	$981,436	$158,468	$1,139,904

	Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets:
Cash and cash equivalents	$88,121	$88,121	$-	$-	$88,121
Securities	404,007	-	404,007	-	404,007
Loans held for sale	4,887	-	4,887	-	4,887
IRLC	258	-	258	-	258
Loans held for investment, net	662,421	-	-	652,096	652,096
Interest receivable	3,117	-	3,117	-	3,117
Bank owned life insurance	22,878	-	22,878	-	22,878
Forward sales commitments	112	-	112	-	112
Total	$1,185,801	$88,121	$435,259	$652,096	$1,175,476
Liabilities:
Deposits	$1,080,295	$-	$956,439	$123,718	$1,080,157
Long-term debt	21,772	-	-	22,443	22,443
Interest payable	491	-	491	-	491
Total	$1,102,558	$-	$956,930	$146,161	$1,103,091

Note 8. Troubled Debt Restructuring

As of June 30, 2022, the Company had TDRs totaling $4,205 with an estimated allowance of $124. As of December 31, 2021, the Company had TRDs totaling $5,138 with an estimated allowance of $167.

Note 8. Troubled Debt Restructuring, continued

Troubled debt restructurings include modifications of interest rates, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof. All loans that are considered to be TDRs are reviewed for impairment in accordance with the Company’s ALLL methodology. The Company considers loans placed on nonaccrual status or 90 days past due to be nonperforming. There were no nonperforming TDRs at June 30, 2022 and December 31, 2021.

The following table shows, by modification type, TDRs that occurred during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Change in terms	-	$-	$-	1	$164	$164
Extended maturity	3	50	50	3	50	50
Total	3	$50	$50	4	$214	$214

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Change in terms	1	$986	$986	2	$1,096	$1,096
Total	1	$986	$986	2	$1,096	$1,096

Note 9. Accumulated Other Comprehensive Loss

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended June 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(16,060)	$(3,291)	$(19,351)
Change in unrealized securities gains (losses), net of tax benefit of $4,512	(16,972)	-	(16,972)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	(77)	-	(77)
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)

	For the three months ended June 30, 2021
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(310)	$(3,821)	$(4,131)
Change in unrealized securities gains (losses), net of tax expense of $74	279	-	279
Balance at June 30, 2021	$(31)	$(3,821)	$(3,852)

Note 9. Accumulated Other Comprehensive Loss, continued

	For the six months ended June 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities gains (losses), net of tax benefit of $8,301	(31,231)	-	(31,231)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	(77)	-	(77)
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)

	For the six months ended June 30, 2021
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax benefit of $222	(835)	-	(835)
Balance at June 30, 2021	$(31)	$(3,821)	$(3,852)

During the three months ended June 30, 2022 there were security losses of $97, net of tax of $20, that were reclassified out of unrealized gains on available for sale securities and reclassified into net investment security losses on the consolidated statements of income. There were no reclassifications adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2021.

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

The following tables represent revenues and expenses by segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands).

Note 10. Business Segments, continued

	Six Months Ended June 30, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$19,019	$61	$15	$-	$1	$(26)	$19,070
Service charges on deposits	581	-	-	-	-	-	581
Investment services and insurance income	-	-	454	-	-	(5)	449
Mortgage banking income, net	-	1,379	-	-	-	-	1,379
Title insurance income	-	-	-	839	-	-	839
Other operating income	1,504	2	-	-	-	-	1,506
Total income (loss)	21,104	1,442	469	839	1	(31)	23,824
Expenses:
Interest Expense	1,774	12	-	-	251	(26)	2,011
Provision for loan losses	150	-	-	-	-	-	150
Salary and benefit expense	8,003	1,196	218	610	-	-	10,027
Other operating expenses	6,636	464	32	162	(13)	(5)	7,276
Total expense	16,563	1,672	250	772	238	(31)	19,464
Net income (loss) before taxes	4,541	(230)	219	67	(237)	-	4,360
Income tax expense (benefit)	469	-	47	-	(473)	-	43
Net Income (Loss) attributable to F&M Bank Corp.	$4,072	$(230)	$172	$67	$236	$-	$4,317
Total Assets	$1,230,308	$9,499	$8,863	$4,635	$83,962	$(105,715)	$1,231,552
Goodwill	$2,868	$-	$-	$3	$211	$-	$3,082

	Three months ended June 30, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,982	$32	$7	$-	$1	$(13)	$10,009
Service charges on deposits	274	-	-	-	-	-	274
Investment services and insurance income	-	-	201	-	-	(3)	198
Mortgage banking income, net	-	637	-	-	-	-	637
Title insurance income	-	-	-	366	-	-	366
Other operating income	796	-	-	-	-	-	796
Total income (loss)	11,052	669	208	366	1	(16)	12,280
Expenses:
Interest Expense	900	6	-	-	114	(13)	1,007
Provision for loan losses	600	-	-	-	-	-	600
Salary and benefit expense	4,056	623	114	309	-	-	5,102
Other operating expenses	3,308	250	11	79	6	(3)	3,651
Total expense	8,864	879	125	388	120	(16)	10,360
Net income (loss) before taxes	2,188	(210)	83	(22)	(119)	-	1,920
Income tax expense	83	-	16	-	32	-	131
Net Income (Loss) attributable to F&M Bank Corp.	$2,105	$(210)	$67	$(22)	$(151)	$-	$1,789

Note 10. Business Segments, continued

	Six Months Ended June 30, 2021
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$17,489	$124	$59	$-	$1	$(108)	$17,565
Service charges on deposits	539	-	-	-	-	-	539
Investment services and insurance income	-	-	530	-	-	(3)	527
Mortgage banking income, net	-	2,699	-	-	-	-	2,699
Title insurance income	-	-	-	1,051	-	-	1,051
Other operating income (loss)	1,621	80	-	-	(76)	-	1,625
Total income (loss)	19,649	2,903	589	1,051	(75)	(111)	24,006
Expenses:
Interest Expense	1,771	98	-	-	376	(108)	2,137
(Recovery of) loan losses	(1,975)	-	-	-	-	-	(1,975)
Salary and benefit expense	7,112	1,282	181	582	-	-	9,157
Other operating expenses	6,300	464	19	154	39	(3)	6,973
Total expense	13,208	1,844	200	736	415	(111)	16,292
Net income (loss) before taxes	6,441	1,059	389	315	(490)	-	7,714
Income tax expense (benefit)	922	-	81	-	(310)	-	693
Net Income (Loss) attributable to F&M Bank Corp.	$5,519	$1,059	$308	$315	$(180)	$-	$7,021
Total Assets	$1,110,211	$13,969	$8,367	$3,049	$112,338	$(142,959)	$1,104,975
Goodwill	$2,868	$47	$-	$3	$164	$-	$3,082

	Three Months Ended June 30, 2021
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$8,773	$52	$29	$-	$1	$(36)	$8,819
Service charges on deposits	254	-	-	-	-	-	254
Investment services and insurance income	-	-	182	-	-	(2)	180
Mortgage banking income, net	-	1,027	-	-	-	-	1,027
Title insurance income	-	-	-	595	-	-	595
Other operating income (loss)	1,028	57	-	-	(55)	-	1,030
Total income (loss)	10,055	1,136	211	595	(54)	(38)	11,905
Expenses:
Interest Expense	895	32	-	-	178	(36)	1,069
(Recovery of) loan losses	(1,250)	-	-	-	-	-	(1,250)
Salary and benefit expense	3,598	667	84	296	-	-	4,645
Other operating expenses	3,466	231	13	72	19	(2)	3,799
Total expense	6,709	930	97	368	197	(38)	8,263
Net income (loss) before taxes	3,346	206	114	227	(251)	-	3,642
Income tax expense (benefit)	401	-	24	-	(3)	-	422
Net Income (Loss) attributable to F&M Bank Corp.	$2,945	$206	$90	$227	$(248)	$-	$3,220

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short-term borrowings to support loans growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $30,000 in short-term debt at June 30, 2022 and no short-term debt at December 31, 2021.

Long-term Debt

The Company also utilizes the FHLB advance program to fund loan growth and provide liquidity. The balance of these obligations at June 30, 2022 and December 31, 2021 were $0 and $10,000, respectively. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was .81% at at December 31, 2021. FHLB advances include a $10,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,788 at June 30, 2022.

Note 12. Revenue Recognition

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded no losses on the sale of OREO property in the three months ended June 30, 2022 and 2021, which is presented on the consolidated income statement as a noninterest expense and therefore, not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021 (dollars in thousands).

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$581	$539	$274	$254
Investment Services and Insurance Income	449	527	198	180
Title Insurance Income	839	1,051	366	595
ATM and check card fees	1,195	1,120	632	600
Other	399	514	242	448
Noninterest Income (in-scope of Topic 606)	3,463	3,751	1,712	2,077
Noninterest Income (out-of-scope of Topic 606)	1,291	2,690	559	1,009
Total Noninterest Income	$4,754	$6,441	$2,271	$3,086

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2022
Lease Liabilities	$865
Right-of-use assets	$842
Weighted average remaining lease term (years)	2.97 years
Weighted average discount rate	3.10%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$47	$15	$94	$51
Total lease cost	$47	$15	$94	$51
Cash paid for amounts included in the measurement of lease liabilities	$53	$35	$105	$66

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

June 30, 2022
Six months ending December 31, 2022	$79
Twelve months ending December 31, 2023	135
Twelve months ending December 31, 2024	136
Twelve months ending December 31, 2025	98
Twelve months ending December 31, 2026	70
Thereafter	518
Total undiscounted cash flows	$1,036
Discount	171
Lease liabilities	$865

Note 14. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $5,449 as of June 30, 2022 of which $5,509 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage, enters into commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. Upon entering into a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment).

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

The fair value of these derivative instruments is reported in “Other Liabilities” in the Consolidated Balance Sheet at June 30, 2022, and totaled $273, with a notional amount of $24,826 and total positions of 78. The fair value of the IRLCs at December 31, 2021 totaled $258, with a notional amount of $18,801 and total positions of 70. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended June 30, 2022 and 2021. The Company’s IRLCs are classified as Level 2. At June 30, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2022 totaled $535, with a notional amount of $30,335 and total positions of 95. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021 totaled $112, with a notional amount of $23,721 and total positions of 91.

Note 15. Stock-Based Compensation

The Company granted stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan. On March 7, 2022 the Company’s Stock Plan Committee awarded 17,763 shares with a fair value of $547,989 to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,145 shares with a fair value of $35,323 to directors that vested upon issuance. There were no restricted stock awards granted, vested or forfeited during the three months ending June 30, 2022. Unrecognized compensation expense related to the nonvested restricted stock as of June 30, 2022 totaled $780 thousand.

Note 16. Subsequent Events

On July 29, 2022 the Company redeemed the $5,000 in subordinated notes described in Note 11 as the “2027 Notes.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of June 30, 2022 were unchanged from the policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview (Dollars in thousands)

Net income for the six months ended June 30, 2022 was $4,317 or $1.25 per share, compared to $6,890 or $2.04 in the same period in 2021, a decrease of 37.34%. During the six months ended June 30, 2022, noninterest income decreased 26.19% and noninterest expense increased 7.27% during the same period.

During the three months ended June 30, 2022, net income was $1,789 or $0.51 per share, compared to $3,154 or $0.93 in the same period in 2021, a decrease of 43.28%.

Results of Operations

As shown in Table I, the 2022 year to date tax equivalent net interest income increased $1,692 or 10.93% compared to the same period in 2021. The tax equivalent adjustment to net interest income totaled $118 for the first six months of 2022. The yield on earning assets decreased .40%, while the cost of funds decreased .17% compared to the same period in 2021.

The three months ended June 30, 2022 tax equivalent net interest income increased $1,316 or 16.92% compared to the same period in 2021. The tax equivalent adjustment to net interest income totaled $91 for the three months ended June 30, 2022.

Year to date, the combination of the decrease in yield on assets and the decrease in cost of funds coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 2.97% for the six months ended June 30, 2022, a decrease of 30 basis points when compared to the same period in 2021. For the three months ended June 30, 2022, the net interest margin increased 3 basis points when compared to the same period in 2021 which reflects rate increases in the loan portfolio due to prime rate increases. A schedule of the net interest margin for the three- and six-month periods ended June 30, 2022 and 2021 can be found in Table I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Results of Operations, continued

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	June 30, 2022		June 30, 2021
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$15,564	$8,025	$16,524	$8,254
Interest Income - Securities and Other Interest-Earnings Assets	3,506	1,984	1,041	565
Interest Expense – Deposits	1,682	837	1,613	818
Interest Expense - Other Borrowings	329	170	524	251
Total Net Interest Income	$17,059	$9,002	$15,428	$7,750

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	118	91	57	27
Total Tax Benefit on Tax-Exempt Interest Income	118	91	57	27
Tax-Equivalent Net Interest Income	$17,177	$9,093	$15,485	$7,777

The decrease in noninterest income of $1,687 for the six-month period ending June 30, 2022 compared to the same period in 2021 is due primarily to decreases in mortgage banking income ($1,320), title insurance income ($212), and other income ($131). The decrease in noninterest income of $815 for the three months ended June 30, 2022 is primarily due to decreases in mortgage banking income ($390), title insurance income ($229), and other income ($189). Mortgage banking income decreased in both the three and six-month periods due to a decrease in refinance and purchase activity at F&M Mortgage as the Federal Reserve increased interest rates. For both the six-month and three-month periods in 2021, other income included a gain on bank owned life insurance.

Noninterest expense for the six months ended June 30, 2022 increased $1,173 as compared to 2021. Increases in the areas of salaries and benefits ($870) and telecommunication and data processing ($464) were offset by decreases in impairment of long-lived assets ($171) and other expenses ($267). Expansion into the Winchester and Waynesboro markets, higher overall salaries, staff additions, and stock grant expense led to increased salary, benefits and data processing expenses. Other operating expenses for the six months ended June 30, 2021 included one-time expenses: loss on the sale of bank property ($112), donation of bank property ($162) and prepayment penalties on FHLB debt repayments ($228), that were not incurred in 2022. The increase in noninterest expense of $309 for the three months ended June 30, 2022 is primarily due to increases in salaries ($457) and telecommunications and data processing expense ($103), that were offset by decreases in impairment of long-lived assets ($171) and other expenses ($175).

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 2.25% to 2.50% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $3,430 and $76,667 in federal funds sold at June 30, 2022 and December 31, 2021, respectively. Growth in excess funds has been due to strong deposit growth, and the decrease from December 31, 2021 to June 30, 2022 was due to the Company deploying these funds into the investment portfolio. Interest bearing bank deposits have decreased by $2,670 since year end from $2,938 to $268 due to the maturity of certificates of deposit held at other banks.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management. With the growth in deposits, the Company has worked to strategically invest the excess funds into the investment portfolio. This has resulted in an increase in the investments available for sale of $42,941 since December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Securities, continued

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

As of June 30, 2022, the fair value of securities available for sale was below their cost by $41,910. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 5.19 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of June 30, 2022, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

Loan Portfolio

The Company operates primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in western Virginia. The local economy benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges. The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area. The Bank has a concentration in real estate loans secured by poultry farms as defined by regulatory guidelines.

Loans Held for Investment of $690,497 increased $28,076 on June 30, 2022 compared to $662,421 at December 31, 2021. Net of PPP, loans grew $29,465 or 4.46% since December 31, 2021. Loan growth occurred in the multi-family, commercial real estate, commercial and industrial – non real estate, and dealer finance segments of the portfolio; while declines occurred in the construction, real estate and PPP segments.

Loans Held for Sale totaled $5,449 on June 30, 2022, an increase of $562 compared to $4,887 at December 31, 2021. At June 30, 2022 this balance was F&M mortgage loans, which are typically subject to changes in interest rates, seasonal fluctuations, and refinance activity.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $1,906 on June 30, 2022 compared to $5,508 at December 31, 2021. The decrease in nonperforming loans from year end is primarily due to one loan paying off, one loan moving to accrual status, and amortization. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

A summary of credit ratios for nonaccrual loans is as follows (in thousands):

	June 30, 2022	December 31, 2021
Allowance for loan losses	$7,798	$7,748
Nonaccrual loans	$1,851	$5,465
Total Loans	$690,497	$662,421

Allowance for loan losses to Total Loans	1.13%	1.17%
Nonaccrual Loans to Total Loans	0.27%	0.83%
Allowance for loan losses to Nonaccrual loans	421.29%	141.77%

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

The allowance for loan losses of $7,798 at June 30, 2022 is equal to 1.13% of loans held for investment. This compares to an allowance of $7,748, or 1.17% at December 31, 2021.

Due to increasing interest rates, loan portfolio growth over the last 12 months, and deteriorating economic conditions, the qualitative reserve increased since December 31, 2021. This was offset by improvements in the unemployment rate, a decrease in historical loss rates, paydowns on individually impaired loans, and non-accrual loans returning to accruing status. The Company is monitoring the economic effects of increased inflation, building costs, and used car prices, as well as a rising interest rate environment. The Company continues to manage the classified, past due and non-performing loans. Classified loans (internally rated substandard or watch) increased from a total of $43,230 at December 31, 2021 to $46,840 at June 30, 2022, past due loans on accrual increased from $3,226 at December 31, 2021 to $4,107 at June 30, 2022, and non-performing loans decreased from $5,508 at December 31, 2021 to $1,906 at June 30, 2022. Management is closely monitoring the effects of economic conditions on the loan portfolio and makes adjustments to specific reserves, the environmental factors and the provision for loan losses as necessary.

Deposits and Other Borrowings

The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. Total deposits at June 30, 2022 have increased $19,915 since December 31, 2021. Noninterest bearing deposits increased $10,735 while interest bearing increased $9,180. The increase in deposits is due to a focus on deposit growth as an organization as well as excess funds that customers are holding due to the pandemic. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At June 30, 2022 and December 31, 2021 the Company had a total of $257 in CDARS accounts; and, $99,957 and $94,948 in ICS accounts, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. The Company utilized the short-term debt facilities at the FHLB beginning in the first six months of 2022; the balance at June 30, 2022 totaled $30,000; there were no short-term borrowings at December 31, 2021.

Long-term borrowings

The Company’s subsidiary bank borrows funds on a fixed rate basis as needed. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $10,000 on December 31, 2021; there were no long-term borrowings at June 30, 2022.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2027 Notes will mature on July 31, 2027. The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $11,788 at June 30, 2022.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.

At June 30, 2022, the Bank had Common Equity Tier I capital of 13.00% of risked weighted assets, Tier I capital of 13.00% of risk weighted assets and combined Tier I and II capital of 13.97% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2021, the Bank had Common Equity Tier I capital of 13.95% of risk weighted assets, Tier I capital of 13.95% of risk weighted assets and combined Tier I and II capital of 15.00% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At June 30, 2022, the Bank reported a leverage ratio of 8.41%, compared to 8.62% at December 31, 2021. The Bank’s leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 5.97% at June 30, 2022 and 7.00% at December 31, 2021. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

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

Effect of Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is running a parallel CECL calculation. All data has been archived under the current model.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Effect of Newly Issued Accounting Standards, continued

The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022. The adoption of ASU 201-04 did not have a material impact on the Company’s consolidated financial statements.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$666,748	$15,529	4.70%	$662,319	$16,328	4.97%	$666,957	$8,007	4.82%	$663,810	$8,204	4.96%
Loans held for sale	5,056	61	2.43%	18,206	235	2.60%	3,964	32	3.24%	12,491	69	2.22%
Federal funds sold	35,832	35	0.20%	116,077	44	.08%	7,170	11	0.62%	144,680	29	.08%
Interest bearing deposits	2,603	4	0.31%	1,302	-	-	1,731	3	0.70%	1,716	-	-
Investments
Taxable [4]	444,939	3,122	1.41%	149,934	929	1.25%	464,506	1,678	1.45%	169,864	501	1.18%
Partially taxable	125	1	1.61%	125	1	1.61%	125	-	-	125	-	-
Tax exempt	9,877	436	8.90%	6,216	85	2.76%	13,753	369	10.76%	6,216	43	2.77%
Total earning assets	$1,165,180	$19,188	3.32%	$954,179	$17,622	3.72%	$1,158,206	$10,100	3.50%	$998,902	$8,846	3.55%
Interest Expense
Demand deposits	183,235	206	0.23%	123,994	107	.17%	181,766	103	0.23%	136,236	63	.19%
Savings	502,376	1,020	0.41%	368,743	738	.40%	507,341	517	0.41%	386,857	386	.40%
Time deposits	120,501	456	0.76%	130,268	768	1.19%	118,552	217	0.73%	131,383	369	1.13%
Short-term debt	9,451	46	0.98%	-	-	-	18,798	46	0.98%	-	-	-
Long-term debt	18,678	283	3.06%	32,009	524	3.30%	15,630	124	3.18%	31,580	251	3.19%
Total interest bearing liabilities	$834,241	$2,011	0.49%	$655,014	$2,137	.66%	$842,087	$1,007	0.48%	$686,056	$1,069	.62%

Tax equivalent net interest income		$17,177			$15,485			$9,093			$7,777

Net interest margin			2.97%			3.27%			3.15%			3.12%

_____________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Carrie A. Comer
Carrie A. Comer
Executive Vice President and Chief Financial Officer

August 15, 2022

