Form 10-Q
period 2022-09-30
F&M BANK CORP
filed 2022-11-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Stock, par value ‑ $5	3,454,455 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021*
	(Unaudited)
Assets
Cash and due from banks	$17,305	$8,516
Money market funds and interest-bearing deposits in other banks	312	2,938
Federal funds sold	12,695	76,667
Cash and cash equivalents	30,312	88,121

Securities:
Held to maturity, at amortized cost – fair value of $125 in 2022 and 2021, respectively	125	125
Available for sale, at fair value	430,460	403,882
Other investments	9,709	9,210
Loans held for sale, at fair value	3,310	4,887
Loans held for investment, net of deferred fees and costs	699,592	662,421
Less: allowance for loan losses	(7,513)	(7,748)
Net loans held for investment	692,079	654,673

Bank premises and equipment, net	18,933	17,063
Bank premises held for sale	300	300
Interest receivable	3,660	3,117
Goodwill	3,082	3,082
Bank owned life insurance	23,381	22,878
Other assets	21,298	12,004
Total Assets	$1,236,649	$1,219,342

Liabilities
Deposits:
Noninterest bearing	$300,394	$280,993
Interest bearing	817,000	799,302
Total deposits	1,117,394	1,080,295

Short-term debt	30,000	-
Long-term debt	6,879	21,772
Other liabilities	16,699	16,819
Total liabilities	1,170,972	1,118,886

Commitments and contingencies

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,453,799 and 3,430,175 shares issued and outstanding (26,767 and 15,869 unvested restricted shares)	17,135	17,071
Additional paid in capital – common stock	10,467	10,127
Retained earnings	82,279	78,350
Accumulated other comprehensive loss	(44,204)	(5,092)
Total stockholders’ equity	65,677	100,456
Total liabilities and stockholders’ equity	$1,236,649	$1,219,342

*2021 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2022	2021
Interest and fees on loans held for investment	$8,881	$8,201
Interest and fees on loans held for sale	29	24
Interest from money market funds and federal funds sold	48	55
Interest on debt securities	2,054	775
Total interest and dividend income	11,012	9,055

Interest expense
Total interest on deposits	1,378	851
Interest from short-term debt	158	-
Interest from long-term debt	345	238
Total interest expense	1,881	1,089

Net interest income	9,131	7,966

Provision for (Recovery of) Loan Losses	-	(235)
Net Interest Income After Provision for (Recovery of) Loan Losses	9,131	8,201

Noninterest income
Service charges on deposit accounts	255	300
Investment services and insurance income, net	190	210
Mortgage banking income, net	328	1,176
Title insurance income	376	556
Income on bank owned life insurance	178	169
Low income housing partnership losses	(205)	(215)
ATM and check card fees	628	595
Other operating income	263	165
Total noninterest income	2,013	2,956

Noninterest expense
Salaries	3,924	3,655
Employee benefits	1,131	1,047
Occupancy expense	342	295
Equipment expense	280	292
FDIC insurance assessment	215	105
OREO expense, net	59	-
Advertising expense	193	221
Legal and professional fees	189	267
ATM and check card fees	321	276
Telecommunication and data processing expense	619	613
Directors fees	131	111
Bank franchise tax	124	180
Other operating expenses	1,075	1,439
Total noninterest expense	8,603	8,501

Income before income taxes	2,541	2,656
Income tax expense	237	319
Net Income	$2,304	$2,337
Dividends paid/accumulated on preferred stock	-	65
Net income available to common stockholders	$2,304	$2,272

Per Common Share Data
Net income – basic	$0.67	$0.71
Net income – diluted	$0.67	$0.66
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding – basic	3,453,767	3,210,577
Weighted average common shares outstanding – diluted	3,453,767	3,415,904

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2022	2021
Interest and fees on loans held for investment	$24,384	$24,588
Interest and fees on loans held for sale	90	161
Interest from money market funds and federal funds sold	87	99
Interest on debt securities	5,521	1,772
Total interest and dividend income	30,082	26,620

Interest expense
Total interest on deposits	3,060	2,464
Interest from short-term debt	204	-
Interest from long-term debt	628	762
Total interest expense	3,892	3,226

Net interest income	26,190	23,394

Provision for (Recovery of) Loan Losses	150	(2,210)
Net Interest Income After Provision for (Recovery of) Loan Losses	26,040	25,604

Noninterest income
Service charges on deposit accounts	836	839
Investment services and insurance income, net	639	736
Mortgage banking income, net	1,707	3,874
Title insurance income	1,215	1,607
Income on bank owned life insurance	522	502
Low-income housing partnership losses	(613)	(646)
ATM and check card fees	1,823	1,715
Loss on sale of securities	(97)	-
Other operating income	735	770
Total noninterest income	6,767	9,397

Noninterest expense
Salaries	11,526	10,540
Employee benefits	3,556	3,319
Occupancy expense	1,028	933
Equipment expense	880	888
FDIC insurance assessment	496	309
OREO expense, net	59	-
Advertising expense	599	554
Legal and professional fees	612	712
ATM and check card fees	954	827
Telecommunication and data processing expense	2,205	1,735
Directors fees	424	369
Bank franchise tax	456	532
Impairment of long-lived assets	-	171
Other operating expenses	3,111	3,742
Total noninterest expense	25,906	24,631

Income before income taxes	6,901	10,370
Income tax expense	280	1,012
Net Income	$6,621	$9,358
Dividends paid/accumulated on preferred stock	-	196
Net income available to common stockholders	$6,621	$9,162

Per Common Share Data
Net income – basic	$1.92	$2.86
Net income – diluted	$1.92	$2.72
Cash dividends on common stock	0.78	0.78
Weighted average common shares outstanding – basic	3,447,470	3,207,916
Weighted average common shares outstanding – diluted	3,447,470	3,436,034

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net Income	$6,621	$9,358	$2,304	$2,337

Other comprehensive (loss):
Unrealized holding (losses) on available-for sale securities	(49,606)	(1,129)	(9,879)	(72)
Tax effect	10,417	237	2,075	15
Unrealized holding (losses), net of tax	(39,189)	(892)	(7,804)	(57)

Less:
Reclassifications adjustment for losses included in net income	97	-	-	-
Tax effect	20	-	-	-
Realized losses on sale of available-for sale securities, net	77	-	-	-

Total other comprehensive (loss)	(39,112)	(892)	(7,804)	(57)

Total comprehensive (loss) income	$(32,491)	$8,466	$(5,500)	$2,280

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2022 and 2021.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance June 30, 2021	$4,558	$16,047	$7,034	$76,425	$(3,852)	$100,212
Net income	-	-	-	2,337	-	2,337
Other comprehensive (loss)	-	-	-	-	(57)	(57)
Dividends on preferred stock ($.32 per share)	-	-	-	(65)	-	(65)
Dividends on common stock ($.26 per share)	-	-	-	(839)	-	(839)
Common stock issued (2,235 shares)	-	11	53	-	-	64
Stock-based compensation expense	-	-	26	-	-	26
Balance, September 30, 2021	$4,558	$16,058	$7,113	$77,858	$(3,909)	$101,678

Balance June 30, 2022	$-	$17,121	$10,351	$80,878	$(36,400)	$71,950
Net income	-	-	-	2,304	-	2,304
Other comprehensive (loss)	-	-	-	-	(7,804)	(7,804)
Dividends on common stock ($.26 per share)	-	-	-	(903)	-	(903)
Common stock issued (2,877 shares)	-	14	55	-	-	69
Stock-based compensation expense	-	-	61	-	-	61
Balance, September 30, 2022	$-	$17,135	$10,467	$82,279	$(44,204)	$65,677

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2022 and 2021.

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$(3,017)	$95,629
Net Income	-	-	-	9,358	-	9,358
Other comprehensive (loss)	-	-	-	-	(892)	(892)
Dividends on preferred stock ($.96 per share)	-	-	-	(196)	-	(196)
Dividends on common stock ($.78 per share)	-	-	-	(2,509)	-	(2,509)
Common stock issued (6,870 shares)	-	37	157	-	-	191
Common stock issued for Stock-based Compensation (1,332 shares)	-	7	29	-	-	36
Stock-based compensation expense	-	-	61	-	-	61
Balance, September 30, 2021	$4,558	$16,058	$7,113	$77,858	$(3,909)	$101,678

Balance, December 31, 2021	$-	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	-	6,621	-	6,621
Other comprehensive (loss)	-	-	-	-	(39,112)	(39,112)
Dividends on common stock ($.78 per share)	-	-	-	(2,692)	-	(2,692)
Common stock issued (7,661 shares)	-	38	175	-	-	213
Common stock issued for Stock-based Compensation (1,145 shares)	-	26	30	-	-	56
Stock-based compensation expense	-	-	135	-	-	135
Balance, September 30, 2022	$-	$17,135	$10,467	$82,279	$(44,204)	$65,677

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$6,621	$9,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	833	891
Amortization of intangibles	28	53
Amortization of securities	19,173	739
Proceeds from loans held for sale originated	116,448	170,129
Loans held for sale originated	(112,954)	(155,044)
Gain on sale of loans held for sale originated	(1,917)	(4,388)
Provision for (Recovery of) loan losses	150	(2,210)
(Increase) decrease in interest receivable	(543)	148
Decrease (increase) in deferred taxes	9,179	(138)
(Decrease) in taxes payable	-	(469)
Decrease in other assets	1,039	2,040
(Decrease) in accrued expenses	(9,244)	(1,609)
Amortization of limited partnership investments	613	658
Amortization of debt issuance costs	107	24
Income from life insurance investment	(522)	(502)
Loss on the sale of investment securities	97	-
(Gain) on the sale of fixed assets	(10)	-
Stock-based compensation expense	135	61
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	59	171
Net cash provided by operating activities	29,292	19,912
Cash flows from investing activities
Purchase of investments available for sale and other investments	(108,057)	(179,735)
Proceeds from maturity of investments available for sale	4,000	13,321
Proceeds from the sale of investments available for sale	8,699	-
(Investment in) proceeds from the redemption of restricted stock, net	(891)	790
(Investment in) limited partnership	(220)	-
Net (increase) decrease in loans held for investment	(37,753)	5,664
Net decrease in loans held for sale participations	-	44,372
Proceeds from the sale of fixed assets	27	150
Net purchase of property and equipment	(2,720)	(496)
Proceeds from the sale of other real estate owned	138
Proceeds from life insurance benefits	-	421
Cash received in branch acquisition (net of cash paid)	-	13,946
Net cash (used in) investing activities	(136,777)	(101,567)
Cash flows from financing activities
Net change in deposits	37,099	197,764
Net change in short-term debt	30,000	-
Dividends paid in cash	(2,692)	(2,705)
Proceeds from issuance of common stock	269	227
Repayments of long-term debt	(15,000)	(11,462)
Net cash provided by financing activities	49,676	183,824
Net (decrease) increase in Cash and Cash Equivalents	(57,809)	102,169
Cash and cash equivalents, beginning of period	88,121	78,408
Cash and cash equivalents, end of period	$30,312	$180,577
Supplemental Cash Flow information:
Cash paid for: Interest	$4,031	$3,578
Taxes	$-	$2,012
Supplemental non-cash disclosures:
Change in unrealized (loss) on securities available for sale	$(49,509)	$(1,129)
Transfer from loans to other real estate owned	$197	$-

Branch purchase:
Tangible assets acquired (net of cash received)	$-	$61
Identifiable intangible assets acquired	$-	$73
Liabilities assumed	$-	$14,044

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bank, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., VBS Mortgage, LLC (dba F&M Mortgage), and VSTitle, LLC and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Note 1. Summary of Significant Accounting Policies, continued

Earnings per Share, continued

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (dollars in thousands):

	For the Nine months ended	For the Three months ended	For the Nine months ended	For the Three months ended
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
Earnings available to common stockholders:
Net income	$6,621	$2,304	$9,358	$2,337
Preferred stock dividends	-	-	196	65
Net income available to common stockholders	$6,621	$2,304	$9,162	$2,272

The following table shows the effect of dilutive preferred stock conversion on the Company’s earnings per share for the periods indicated (dollars in thousands):

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$6,621	3,447,470	$1.92	$9,162	3,207,916	$2.86
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	196	228,118	(0.14)
Diluted EPS	$6,621	3,447,470	$1.92	$9,358	3,436,034	$2.72

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Income	Weighted Average Shares	Per Share Amounts	Income	Weighted Average Shares	Per Share Amounts
Basic EPS	$2,304	3,453,767	$0.67	$2,272	3,210,577	$0.71
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	65	205,327	(0.05)
Diluted EPS	$2,304	3,453,767	$0.67	$2,337	3,415,904	$0.66

Note 2. Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their approximate fair value. Investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost at September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2022
U. S. Treasuries	$125	$-	$-	$125
December 31, 2021
U. S. Treasuries	$125	$-	$-	$125

Note 2. Investment Securities, continued

The amortized cost and fair value of securities available for sale are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. Government treasuries	$49,793	$-	$3,907	$45,886
U.S. Government sponsored enterprises	168,468	-	15,758	152,710
Securities issued by States and political subdivisions in the U.S.	46,374	-	4,538	41,836
Mortgage-backed obligations of federal agencies	187,064	173	24,536	162,701
Corporate debt security	30,550	2	3,225	27,327
Total Securities Available for Sale	$482,249	$175	$51,964	$430,460

December 31, 2021
U.S. Government treasuries	$29,847	$-	$365	$29,482
U.S. Government sponsored enterprises	134,466	-	752	133,714
Securities issued by States and political subdivisions of the U.S.	34,078	406	147	34,337
Mortgage-backed obligations of federal agencies	185,216	522	2,091	183,647
Corporate debt securities	22,555	372	225	22,702
Total Securities Available for Sale	$406,162	$1,300	$3,580	$403,882

The amortized cost and fair value of securities at September 30, 2022, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$125	$4,830	$4,755
Due after one year through five years	-	-	214,351	197,909
Due after five years	-	-	102,321	89,274
Due after ten years	-	-	160,747	138,522
Total	$125	$125	$482,249	$430,460

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized losses	-	(97)
Net realized (losses)	$-	$(97)
Proceeds from sales of securities	$-	$8,699

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized (losses)	-	-
Net realized (losses)	$-	$-
Proceeds from sales of securities	$-	$-

Note 2. Investment Securities, continued

Securities held that are U.S. Agency, Treasury, Government Sponsored Entities and Agency MBS carry an implicit government guarantee and are not subject to other than temporary impairment evaluation. Other securities were reviewed for impairment. One security issued by States and political subdivisions in the U.S. was in an unrealized loss position for more than 12 months. Four bank subordinated debt offerings were in a loss position for more than 12 consecutive months and totaled $3,668 thousand. The pricing services tend to not be exact on these offerings because of the marketability of the offering. The Company reviews the relevant ratios on each subordinated debt holding quarterly. Because management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions, no declines are currently deemed to be other than temporary.

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type of September 30, 2022 and December 31, 2021 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Government treasuries	$23,769	$1,144	$22,118	$2,763	$45,887	$3,907
U.S. Government sponsored enterprises	107,258	8,216	45,452	7,542	152,710	15,758
Securities issued by States and political subdivisions in the U.S.	31,785	3,133	10,050	1,405	41,835	4,538
Mortgage-backed obligations of federal agencies	80,149	10,332	77,922	14,204	158,071	24,536
Corporate debt security	22,657	2,643	3,668	582	26,325	3,225
Total	$265,618	$25,468	$159,210	$26,496	$424,828	$51,964

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Government treasuries	$29,481	$365	$-	$-	$29,481	$365
U.S. Government sponsored enterprises	93,714	752	-	-	93,714	752
Securities issued by State and political
subdivisions in the U.S.	13,308	147	-	-	13,308	147
Mortgage-backed obligations of federal agencies	126,501	1,871	10,074	220	136,575	2,091
Corporate debt security	8,825	225	-	-	8,825	225
Total	$271,829	$3,360	$10,074	$220	$281,903	$3,850

As of September 30, 2022, other investments consist of investments in thirteen low-income housing and historic equity partnerships (carrying basis of $6,149 thousand), stock in the Federal Home Loan Bank (carrying basis $1,749 thousand) and various other investments (carrying basis $1,811 thousand). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2022. At September 30, 2022, the Company was committed to invest an additional $961 thousand in four low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans

Loans held for investment outstanding at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	2022	2021
Construction/Land Development	$66,576	$75,236
Farmland	71,501	66,344
Real Estate	137,073	139,552
Multi-Family	8,555	4,887
Commercial Real Estate	181,289	163,564
Home Equity – closed end	4,758	6,262
Home Equity – open end	45,676	44,247
Commercial & Industrial – Non-Real Estate	52,429	44,224
Consumer	6,405	8,036
Dealer Finance	122,625	107,346
Credit Cards	3,184	3,000
Gross loans	700,071	662,698
Less: Deferred loan fees, net of costs	(479)	(277)
Total	$699,592	$662,421

The Company has pledged loans held for investment as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $181,040 thousand and $163,326 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial and home equity portfolios.

Loans held for sale, at fair value consists of loans originated by F&M Mortgage for sale in the secondary market. The volume of loans fluctuates due to changes in secondary market rates, which affects demand for mortgage loans. Loans held for sale as of September 30, 2022 and December 31, 2021 were $3,310 thousand and $4,887 thousand, respectively.

Note 3. Loans, continued

The following is a summary of information pertaining to impaired loans (dollars in thousand):
	September 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment(1)	Balance	Allowance	Investment(1)	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$459	$459	$-	$645	$645	$-
Farmland	2,089	2,089	-	2,286	2,286	-
Real Estate	1,832	1,832	-	2,748	2,748	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,183	8,183	-	8,494	8,494	-
Home Equity – closed end	-	-	-	147	147	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	5	5	-
Credit cards	-	-	-	-	-	-
Dealer Finance	9	9	-	12	12	-
	12,572	12,572	-	14,337	14,337	-
Impaired loans with a valuation allowance
Construction/Land Development	521	521	228	-	-	-
Farmland	-	-	-	-	-	-
Real Estate	1,445	1,445	99	1,172	1,172	119
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	988	988	21	6,004	6,004	603
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	67	67	13	95	95	14
	3,021	3,021	361	7,271	7,271	736
Total impaired loans	$15,593	$15,593	$361	$21,608	$21,608	$736

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

Note 3. Loans Held for Investment, continued

The following is a summary of the average investment and interest income recognized for impaired loans (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$464	$5	$757	$7	$552	$15	$1,213	$23
Farmland	2,127	71	2,376	9	2,188	151	1,186	117
Real Estate	2,082	10	3,016	39	2,290	75	4,813	126
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	8,121	111	9,408	53	8,339	266	8,558	176
Home Equity – closed end	-	-	415	5	74	-	424	16
Home Equity – open end	-	-	-	-	-	-	76	-
Commercial & Industrial – Non-Real Estate	-	-	1	-	-	-	4	-
Consumer	-	-	-	-	3	-	-	-
Credit Cards	-	-	-	-	-	-	-	-
Dealer Finance	11	-	16	-	11	1	12	1
	12,805	197	15,989	113	13,457	508	16,286	459
Impaired loans with a valuation allowance:
Construction/Land Development	$261	$17	$-	$-	$261	$17	$-	$-
Farmland	-	-	-	-	-	-	869	-
Real Estate	1,496	15	1,399	-	1,309	49	4,162	32
Multi-Family	-	-	-	-	-	-	-	-
Commercial Real Estate	1,758	(33)	5,844	40	3,496	34	6,749	131
Home Equity – closed end	-	-	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	1	-
Credit Card	-	-	-	-	-	-	-	-
Dealer Finance	72	1	110	2	81	5	125	7
	3,587	-	7,353	42	5,147	105	11,906	170
Total Impaired Loans	$16,392	$197	$23,342	$155	$18,604	$613	$28,192	$629

Note 3. Loans, continued

The following table presents the aging of the recorded investment of past due loans (dollars in thousands) as of September 30, 2022 and December 31, 2021:

September 30, 2022	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non- Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$285	$521	$25	$831	$65,745	$66,576	$25	$-
Farmland	-	19	-	19	71,482	71,501	1,458	-
Real Estate	1,229	444	195	1,868	135,205	137,073	427	-
Multi-Family	-	-	-	-	8,555	8,555	-	-
Commercial Real Estate	91	-	112	203	181,086	181,289	112	-
Home Equity – closed end	-	13	3	16	4,742	4,758	3	-
Home Equity – open end	341	108	-	449	45,227	45,676	165	-
Commercial & Industrial – Non- Real Estate	382	-	123	505	51,924	52,429	113	42
Consumer	1	18	-	19	6,386	6,405	-	-
Dealer Finance	1,011	202	48	1,261	121,364	122,625	57	-
Credit Cards	39	5	6	50	3,134	3,184	-	6
Less: Deferred loan fees, net of costs	-	-	-	-	(479)	(479)	-	-
Total	$3,379	$1,330	$512	$5,221	$694,371	$699,592	$2,360	$48

December 31, 2021	30-59 Days Past due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non- Accrual Loans	Recorded Investment >90 days & accruing
Construction/Land Development	$360	$41	$38	$439	$74,797	$75,236	$302	$-
Farmland	-	-	-	-	66,344	66,344	1,320	-
Real Estate	1,254	89	395	1,738	137,814	139,552	827	-
Multi-Family	-	-	-	-	4,887	4,887	-	-
Commercial Real Estate	-	-	108	108	163,456	163,564	2,975	-
Home Equity – closed end	53	-	-	53	6,209	6,262	-	-
Home Equity – open end	471	216	-	687	43,560	44,247	-	-
Commercial & Industrial – Non- Real Estate	35	1	43	79	44,145	44,224	-	43
Consumer	9	67	-	76	7,960	8,036	1	-
Dealer Finance	694	91	16	801	106,545	107,346	40	-
Credit Cards	16	-	-	16	2,984	3,000	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	(277)	(277)	-	-
Total	$2,892	$505	$600	$3,997	$658,424	$662,421	$5,465	$43

The Company did not own any other real estate on September 30, 2022, or December 31, 2021. The Company has $79 thousand of consumer mortgages for which foreclosure was in process on September 30, 2022.

Nonaccrual loans on September 30, 2022 would have earned approximately $34 thousand in interest income for the quarter had they been accruing loans.

Note 4. Allowance for Loan Losses

A summary of changes in the allowance for loan losses (dollars in thousands) for September 30, 2022 and December 31, 2021 is as follows:

September 30, 2022	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$977	$-	$-	$77	$1,054	$228	$826
Farmland	448	-	-	77	525	-	525
Real Estate	1,162	17	-	(4)	1,141	99	1,042
Multi-Family	29	-	-	27	56	-	56
Commercial Real Estate	2,205	-	-	(398)	1,807	21	1,786
Home Equity – closed end	41	-	-	(7)	34	-	34
Home Equity – open end	407	-	130	(141)	396	-	396
Commercial & Industrial – Non-Real Estate	288	36	44	102	398	-	398
Consumer	520	147	21	(137)	257	-	257
Dealer Finance	1,601	794	445	518	1,770	13	1,757
Credit Cards	70	42	11	36	75	-	75
Total	$7,748	$1,036	$651	$150	$7,513	$361	$7,152

December 31, 2021	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(579)	$977	$-	$977
Farmland	731	-	-	(283)	448	-	448
Real Estate	1,624	-	76	(538)	1,162	119	1,043
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(1,476)	2,205	603	1,602
Home Equity – closed end	55	-	-	(14)	41	-	41
Home Equity – open end	463	-	13	(69)	407	-	407
Commercial & Industrial – Non-Real Estate	363	40	37	(72)	288	-	288
Consumer	521	33	24	8	520	-	520
Dealer Finance	1,674	1,038	754	211	1,601	14	1,587
Credit Cards	79	54	29	16	70	-	70
Total	$10,475	$1,165	$1,259	$(2,821)	$7,748	$736	$7,012

Note 4. Allowance for Loan Losses, continued

The following table presents the recorded investment in loans (dollars in thousands) based on impairment method as of September 30, 2022 and December 31, 2021:

September 30, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$66,576	$979	$65,597
Farmland	71,501	2,089	69,412
Real Estate	137,073	3,278	133,795
Multi-Family	8,555	-	8,555
Commercial Real Estate	181,289	9,171	172,118
Home Equity – closed end	4,758	-	4,758
Home Equity –open end	45,676	-	45,676
Commercial & Industrial – Non-Real Estate	52,429	-	52,429
Consumer	6,405	-	6,405
Dealer Finance	122,625	76	122,549
Credit Cards	3,184	-	3,184
Gross loans	700,071	15,593	684,478
Less: Deferred loan fees, net of costs	(479)	-	(479)
Total	$699,592	$15,593	$683,999

December 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$75,236	$645	$74,591
Farmland	66,344	2,286	64,058
Real Estate	139,552	3,920	135,632
Multi-Family	4,887	-	4,887
Commercial Real Estate	163,564	14,498	149,066
Home Equity – closed end	6,262	147	6,115
Home Equity –open end	44,247	-	44,247
Commercial & Industrial – Non-Real Estate	44,224	-	44,224
Consumer	8,036	5	8,031
Dealer Finance	107,346	107	107,239
Credit Cards	3,000	-	3,000
Gross loans	662,698	21,608	641,090
Less: Deferred loan fees, net of costs	(277)	-	(277)
Total	$662,421	$21,608	$640,813

Note 4. Allowance for Loan Losses, continued

The following table shows the Company’s loan portfolio broken down by internal loan grade (dollars in thousands) as of September 30, 2022 and December 31, 2021:

September 30, 2022	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$4	$11,982	$40,259	$12,237	$1,548	$546	$-	$66,576
Farmland	157	276	10,862	39,008	18,783	957	1,458	-	71,501
Real Estate	-	577	27,026	70,946	27,835	6,709	3,980	-	137,073
Multi-Family	-	-	978	5,048	2,414	115	-	-	8,555
Commercial Real Estate	-	3,390	39,594	71,632	43,489	14,926	8,258	-	181,289
Home Equity – closed end	-	51	1,123	2,537	646	385	16	-	4,758
Home Equity – open end	16	1,341	18,857	21,739	1,990	1,435	298	-	45,676
Commercial & Industrial -Non-Real Estate	25	475	11,910	24,777	14,076	761	405	-	52,429
Consumer	24	256	2,816	3,202	83	24	-	-	6,405
Gross Loans	$222	$6,370	$125,148	$279,148	$121,553	$26,860	$14,961	$-	$574,262
Less: Deferred loan fees, net of costs									(479)
Total									$573,783

	Credit Cards	Dealer Finance
Performing	$3,171	$122,530
Non-performing	13	95
Total	$3,184	$122,625

Note 4. Allowance for Loan Losses, continued

December 31, 2021	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$6	$9,952	$43,861	$19,457	$1,658	$302	$-	$75,236
Farmland	56	291	6,804	42,615	13,620	1,638	1,320	-	66,344
Real Estate	-	1,128	30,268	61,940	28,895	12,462	4,859	-	139,552
Multi-Family	-	-	1,021	2,586	1,154	126	-	-	4,887
Commercial Real Estate	-	2,124	36,308	72,414	35,444	4,428	12,846	-	163,564
Home Equity – closed end	-	61	1,268	3,103	762	1,068	-	-	6,262
Home Equity – open end	-	1,293	17,333	21,296	2,477	1,632	216	-	44,247
Commercial & Industrial - Non-Real Estate	-	1,001	7,562	21,527	13,538	533	63	-	44,224
Consumer	10	522	2,919	3,526	980	79	-	-	8,036
Gross loans	$66	$6,426	$113,435	$272,868	$116,327	$23,624	$19,606	$-	$552,352
Less: Deferred loan fees, net of costs									(277)
Total									$552,075

	Credit Cards	Dealer Finance
Performing	$3,000	$107,330
Non-performing	-	16
Total	$3,000	$107,346

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

The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended		Three Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$570	$648	$190	$216
Interest cost	312	285	104	95
Expected return on plan assets	-	(594)	-	(198)
Amortization of prior service cost	(585)	-	(195)	-
Amortization of net loss	174	216	58	72
Net periodic pension cost	$471	$555	$157	$185

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

Derivative Asset/Liability – Indexed Certificate of Deposit

The Company’s derivatives, which are associated with the Indexed Certificate of Deposit (ICD) product once offered, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs. This product is no longer offered and the remaining certificates of deposits matured in the three months ended June 30, 2022.

Note 6. Fair Value, continued

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$3,310	$-	$3,310	$-
U. S. Treasury securities	45,886	-	45,886	-
U. S. Government sponsored enterprises	152,710	-	152,710	-
Securities issued by States and political subdivisions in the U. S.	41,836	-	41,836	-
Mortgage-backed obligations of federal agencies	162,701	-	162,701	-
Corporate debt securities	27,327	-	27,327	-
Forward Sales Commitments	535	-	535	-
Assets at Fair Value	$434,305	$-	$434,305	$-

Liabilities:
IRLC	$276	$-	$276	$-
Liabilities at Fair Value	$276	$-	$276	$-
December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$4,887	$-	$4,887	$-
IRLC	258	-	258	-
U.S. Government treasuries	29,482	-	29,482	-
U.S. Government sponsored enterprises	133,714	-	133,714	-
Securities issued by States and political subdivisions of the US	34,337	-	34,337	-
Mortgage-backed obligations of federal agencies	183,647	-	183,647	-
Corporate debt securities	22,702	-	22,702	-
Forward sales commitments	112	-	112	-
Assets at Fair Value	$409,139	$-	$409,139	$-

Liabilities:
Derivatives – ICD	$3	$-	$3	$-
Liabilities at Fair Value	$3	$-	$3	$-

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

As of September 30, 2022 and December 31, 2021, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

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

Note 6. Fair Value, continued

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2022	Total	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,346	-	-	1,346
Commercial Real Estate	967	-	-	967
Dealer Finance	54	-	-	54
Impaired loans	$2,660	$-	$-	$2,660
Bank premises held for sale	$300	$-	$-	$300

December 31, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,053	$-	$-	$1,053
Commercial Real Estate	5,401	-	-	5,401
Dealer Finance	81	-	-	81
Impaired loans	$6,535	$-	$-	$6,535
Bank premises held for sale	$300	$-	$-	$300

The following table presents information about Level 3 Fair Value Measurements for September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value at September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,660	Discounted appraised value	Discount for selling costs and marketability	9.72%-32.92% (Average 18.89%)
Bank premises held for sale	300	Contract value	Discount for selling costs and marketability	n/a

	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$6,535	Discounted appraised value	Discount for selling costs and marketability	11.76%-28.00% (Average 17.31%)
Bank premises held for sale	300	Contract value	Discount for selling costs and marketability	n/a

Note 7. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and December 31, 2021. Fair values for September 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

Note 7. Disclosures about Fair Value of Financial Instruments, continued

The estimated fair values, and related carrying amounts (dollars in thousands), of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2022
Assets:
Cash and cash equivalents	$30,312	$30,312	$-	$-	$30,312
Securities	430,585	-	430,585	-	430,585
Loans held for sale	3,310	-	3,310	-	3,310
Loans held for investment, net	699,592	-	-	696,749	696,749
Interest receivable	3,660	-	3,660	-	3,660
Bank owned life insurance	23,381	-	23,381	-	23,381
Forward sales commitments	535	-	535	-	535
Total	$1,191,375	$30,312	$461,471	$696,749	$1,188,532
Liabilities:
Deposits	$1,117,394	$-	$1,116,012	$-	$1,116,012
Short-term debt	30,000	-	-	30,000	30,000
Long-term debt	6,879	-	-	6,762	6,762
IRLC	276	-	276	-	276
Interest payable	353	-	353	-	353
Total	$1,154,902	$-	$1,116,641	$36,762	$1,153,403

	Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets:
Cash and cash equivalents	$88,121	$88,121	$-	$-	$88,121
Securities	404,007	-	404,007	-	404,007
Loans held for sale	4,887	-	4,887	-	4,887
IRLC	258	-	258	-	258
Loans held for investment, net	662,421	-	-	652,096	652,096
Interest receivable	3,117	-	3,117	-	3,117
Bank owned life insurance	22,878	-	22,878	-	22,878
Forward sales commitments	112	-	112	-	112
Total	$1,185,801	$88,121	$435,259	$652,096	$1,175,476
Liabilities:
Deposits	$1,080,295	$-	$956,439	$123,718	$1,080,157
Long-term debt	21,772	-	-	22,443	22,443
Interest payable	491	-	491	-	491
Total	$1,102,558	$-	$956,930	$146,161	$1,103,091

Note 8. Troubled Debt Restructuring

As of September 30, 2022, the Company had TDRs totaling $4,151 with an estimated allowance of $104. As of December 31, 2021, the Company had TRDs totaling $5,138 with an estimated allowance of $167.

Note 8. Troubled Debt Restructuring, continued

Troubled debt restructurings include modifications of interest rates, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan(s) current, or any combination thereof. All loans that are considered to be TDRs are reviewed for impairment in accordance with the Company’s ALLL methodology. The Company considers loans placed on nonaccrual status or 90 days past due to be nonperforming. There were no nonperforming TDRs at September 30, 2022 and December 31, 2021.

The following table shows, by modification type, TDRs that occurred during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	No. of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	No. of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Change in terms	-	$-	$-	1	$164	$164
Extended maturity	-	-	-	3	47	47
Total	-	$-	$-	4	$211	$211

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	No. of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	No. of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Change in terms	-	$-	$-	2	$1,085	$1,085
Total	-	$-	$-	2	$1,085	$1,085

Note 9. Accumulated Other Comprehensive Loss

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended September 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)
Change in unrealized securities gains (losses), net of tax benefit of $2,075	(7,804)	-	(7,804)
Balance at September 30, 2022	$(40,913)	$(3,291)	$(44,204)

	For the three months ended September 30, 2021
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(31)	$(3,821)	$(3,852)
Change in unrealized securities gains (losses), net of tax expense of $15	(57)	-	(57)
Balance at September 30, 2021	$(88)	$(3,821)	$(3,909)

Note 9. Accumulated Other Comprehensive Loss, continued

	For the nine months ended September 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities gains (losses), net of tax benefit of $10,417	(39,189)	-	(39,189)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	77	-	77
Balance at September 30, 2022	$(40,913)	$(3,291)	$(44,204)

	For the nine months ended September 30, 2021
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax benefit of $237	(892)	-	(892)
Balance at September 30, 2021	$(88)	$(3,821)	$(3,909)

During the nine months ended September 30, 2022 there were security losses of $97 thousand, net of tax of $20 thousand, that were reclassified out of unrealized gains on available for sale securities and reclassified into net investment security losses on the consolidated statements of income. There were no reclassifications adjustments reported on the consolidated statements of income during the three or nine months ended September 30, 2021.

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

The following tables represent revenues and expenses by segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands).

Note 10. Business Segments, continued

	Nine Months Ended September 30, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$30,007	$90	$28	$-	$1	$(44)	$30,082
Service charges on deposits	836	-	-	-	-	-	836
Investment services and insurance income	-	-	648	-	-	(9)	639
Mortgage banking income, net	-	2,059	-	-	-	(352)	1,707
Title insurance income	-	-	-	1,215	-	-	1,215
Other operating income	2,370	-	-	-	-	-	2,370
Total income (loss)	33,213	2,149	676	1,215	1	(405)	36,849
Expenses:
Interest Expense	3,325	18	-	-	593	(44)	3,892
Provision for loan losses	150	-	-	-	-	-	150
Salary and benefit expense	11,953	1,832	346	951	-	-	15,082
Other operating expenses	10,229	673	45	246	(8)	(361)	10,824
Total expense	25,657	2,523	391	1,197	585	(405)	29,948
Net income (loss) before taxes	7,556	(374)	285	18	(584)	-	6,901
Income tax expense (benefit)	820	-	61	-	(601)	-	280
Net Income (Loss) attributable to F&M Bank Corp.	$6,736	$(374)	$224	$18	$17	$-	$6,621
Total Assets	$1,240,750	$7,895	$4,647	$4,080	$72,668	$(93,391)	$1,236,649
Goodwill	$2,868	$-	$-	$3	$211	$-	$3,082

	Three months ended September 30, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$10,988	$29	$13	$-	$-	$(18)	$11,012
Service charges on deposits	255	-	-	-	-	-	255
Investment services and insurance income	-	-	194	-	-	(4)	190
Mortgage banking income, net	-	680	-	-	-	(352)	328
Title insurance income	-	-	-	376	-	-	376
Other operating income	866	(2)	-	-	-	-	864
Total income (loss)	12,109	707	207	376	-	(374)	13,025
Expenses:
Interest Expense	1,551	6	-	-	342	(18)	1,881
Provision for loan losses	-	-	-	-	-	-	-
Salary and benefit expense	3,950	636	128	341	-	-	5,055
Other operating expenses	3,593	209	13	84	5	(356)	3,548
Total expense	9,094	851	141	425	347	(374)	10,484
Net income (loss) before taxes	3,015	(144)	66	(49)	(347)	-	2,541
Income tax expense	351	-	14	-	(128)	-	237
Net Income (Loss) attributable to F&M Bank Corp.	$2,664	$(144)	$52	$(49)	$(219)	$-	$2,304

Note 10. Business Segments, continued

	Nine Months Ended September 30, 2021
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$26,499	$165	$85	$-	$1	$(130)	$26,620
Service charges on deposits	839	-	-	-	-	-	839
Investment services and insurance income	-	-	742	-	-	(6)	736
Mortgage banking income, net	-	3,874	-	-	-	-	3,874
Title insurance income	-	-	-	1,607	-	-	1,607
Other operating income (loss)	2,334	121	-	-	(114)	-	2,341
Total income (loss)	29,672	4,160	827	1,607	(113)	(136)	36,017
Expenses:
Interest Expense	2,690	115	-	-	551	(130)	3,226
(Recovery of) loan losses	(2,210)	-	-	-	-	-	(2,210)
Salary and benefit expense	10,772	1,902	280	905	-	-	13,859
Other operating expenses	9,777	677	37	227	60	(6)	10,772
Total expense	21,029	2,694	317	1,132	611	(136)	25,647
Net income (loss) before taxes	8,643	1,466	510	475	(724)	-	10,370
Income tax expense (benefit)	1,199	-	107	-	(294)	-	1,012
Net Income (Loss) attributable to F&M Bank Corp.	$7,444	$1,466	$403	$475	$(430)	$-	$9,358
Total Assets	$1,177,613	$10,255	$8,434	$2,802	$113,627	$(142,072)	$1,170,659
Goodwill	$2,868	$47	$-	$3	$164	$-	$3,082

	Three Months Ended September 30, 2021
	F&M Bank	VBS Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$9,010	$41	$26	$-	$-	$(22)	$9,055
Service charges on deposits	300	-	-	-	-	-	300
Investment services and insurance income	-	-	213	-	-	(3)	210
Mortgage banking income, net	-	1,176	-	-	-	-	1,176
Title insurance income	-	-	-	556	-	-	556
Other operating income (loss)	711	41	-	-	(38)	-	714
Total income (loss)	10,021	1,258	239	556	(38)	(25)	12,011
Expenses:
Interest Expense	919	17	-	-	175	(22)	1,089
(Recovery of) loan losses	(235)	-	-	-	-	-	(235)
Salary and benefit expense	3,660	620	99	323	-	-	4,702
Other operating expenses	3,477	213	18	73	21	(3)	3,799
Total expense	7,821	850	117	396	196	(25)	9,355
Net income (loss) before taxes	2,200	408	122	160	(234)	-	2,656
Income tax expense (benefit)	277	-	26	-	16	-	319
Net Income (Loss) attributable to F&M Bank Corp.	$1,923	$408	$96	$160	$(250)	$-	$2,337

Note 11. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and Federal Home Loan Bank of Atlanta (FHLB) short-term borrowings to support loans growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $30,000 in short-term debt at September 30, 2022 and no short-term debt at December 31, 2021.

Long-term Debt

The Company also utilizes the FHLB advance program to fund loan growth and provide liquidity. The balance of these obligations at September 30, 2022 and December 31, 2021 were $0 and $10,000, respectively. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was .81% at at December 31, 2021. FHLB advances include a $10,000 letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. On July 29, 2022 the Company redeemed the $5,000 in 2027 notes.

The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $6,879 at September 30, 2022.

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

Gains/Losses on sale of OREO

The Company records a gain or loss from the sale of OREO when the control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company recorded losses on the sale of OREO property of $59 and $0 in the three months ended September 30, 2022 and 2021, which is presented in the consolidated income statement and therefore, not reflected in the table below.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands).

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$836	$839	$255	$300
Investment Services and Insurance Income	639	736	190	210
Title Insurance Income	1,215	1,607	376	556
ATM and check card fees	1,823	1,715	628	595
Other	572	668	173	154
Noninterest Income (in-scope of Topic 606)	5,085	5,565	1,622	1,815
Noninterest Income (out-of-scope of Topic 606)	1,682	3,832	391	1,141
Total Noninterest Income	$6,767	$9,397	$2,013	$2,956

Note 12. Revenue Recognition, continued

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2022
Lease Liabilities	$934
Right-of-use assets	$909
Weighted average remaining lease term (years)	2.77 years
Weighted average discount rate	3.19%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$75	$37	$169	$88
Total lease cost	$75	$37	$169	$88
Cash paid for amounts included in the measurement of lease liabilities	$100	$42	$205	$108

Note 13. Leases, continued

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

September 30, 2022
Three months ending December 31, 2022	$49
Twelve months ending December 31, 2023	173
Twelve months ending December 31, 2024	174
Twelve months ending December 31, 2025	121
Twelve months ending December 31, 2026	70
Thereafter	518
Total undiscounted cash flows	$1,105
Discount	171
Lease liabilities	$934

Note 14. Mortgage Banking and Derivatives (dollars in thousands)

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (LHFS) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $3,310 as of September 30, 2022 of which $3,410 is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other Liabilities” in the Consolidated Balance Sheet at September 30, 2022, and totaled $276, with a notional amount of $22,012 and total positions of 67. The fair value of the IRLCs at December 31, 2021 totaled $258, with a notional amount of $18,801 and total positions of 70. Changes in fair value are recorded as a component of “Mortgage banking income, net” in the Consolidated Income Statement for the period ended September 30, 2022 and 2021. The Company’s IRLCs are classified as Level 2. At September 30, 2022 and December 31, 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2022 totaled $535, with a notional amount of $25,421 and total positions of 81. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021 totaled $112, with a notional amount of $23,721 and total positions of 91.

Note 15. Stock-Based Compensation

The Company granted stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan. On March 7, 2022 the Company’s Stock Plan Committee awarded 17,763 shares with a fair value of $548 thousand to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,145 shares with a fair value of $35 thousand to directors that vested upon issuance. There were no restricted stock awards granted during the three months ending September 30, 2022. There were 200 shares vested and 2,065 shares forfeited during the three months ended September 30, 2022. Unrecognized compensation expense related to the nonvested restricted stock as of September 30, 2022 totaled $648 thousand.

Note 16. Subsequent Events

On October 6, 2022 the Company, through its subsidiary FMFS, received $3,823 thousand in cash proceeds from Advisor Group, Inc for the acquisition of FMFS’s shares of Infinex Financial Holdings, Inc. The Company recorded a gain on the sale of the investment totaling $3,785 thousand in the fourth quarter of 2022.

On October 14, 2022 the Company entered into a separation agreement with a former employee. The details of which are included in the accompanying Exhibit 10.1.

On October 26, 2022 the Company sold the bank premises held for sale for $300 thousand.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of September 30, 2022 were unchanged from the policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Net income for the nine months ended September 30, 2022 was $6,621 or $1.92 per share, compared to $9,162 or $2.72 in the same period in 2021, a decrease of 27.73%. During the nine months ended September 30, 2022, noninterest income decreased 27.99% and noninterest expense increased 5.18% during the same period.

During the three months ended September 30, 2022, net income was $2,304 or $0.67 per share, compared to $2,272 or $0.66 in the same period in 2021, an increase of 1.41%.

Results of Operations

As shown in Table I, the 2022 year to date tax equivalent net interest income increased $2,812 or 11.98% compared to the same period in 2021. The tax equivalent adjustment to net interest income totaled $102 for the first nine months of 2022. The yield on earning assets decreased .11%, while the cost of funds decreased .01% compared to the same period in 2021.

The three months ended September 30, 2022 tax equivalent net interest income increased $1,177 or 14.72% compared to the same period in 2021. The tax equivalent adjustment to net interest income totaled $41 for the three months ended September 30, 2022.

Year to date, the decrease in yield on assets coupled with changes in balance sheet leverage resulted in the net interest margin decreasing to 3.03% for the nine months ended September 30, 2022, a decrease of 12 basis points when compared to the same period in 2021. For the three months ended September 30, 2022, the net interest margin increased 16 basis points when compared to the same period in 2021. Rate increases in the loan portfolio rose quicker than rates paid on deposits; long term debt reflects the repayment of a portion of the subordinated debt. A schedule of the net interest margin for the three- and nine-month periods ended September 30, 2022 and 2021 can be found in Table I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Results of Operations, continued

The following table provides detail on the components of tax equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	September 30, 2022		September 30, 2021
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$24,474	$8,910	$24,749	$8,225
Interest Income - Securities and Other Interest-Earnings Assets	5,608	2,102	1,871	830
Interest Expense – Deposits	3,060	1,378	2,464	851
Interest Expense - Other Borrowings	832	503	762	238
Total Net Interest Income	$26,190	$9,131	$23,394	$7,966

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	102	41	86	29
Total Tax Benefit on Tax-Exempt Interest Income	102	41	86	29
Tax-Equivalent Net Interest Income	$26,292	$9,172	$23,480	$7,995

The decrease in noninterest income of $2,630 for the nine-month period ending September 30, 2022 compared to the same period in 2021 is due primarily to decreases in mortgage banking income ($2,167) and title insurance income ($392). The decrease in noninterest income of $943 for the three months ended September 30, 2022 is primarily due to decreases in mortgage banking income ($848) and title insurance income ($180). Mortgage banking income decreased in both the three and nine-month periods due to a decrease in refinance and purchase activity at F&M Mortgage as the Federal Reserve increased interest rates. The decline in mortgage activity directly impacted title insurance income.

Noninterest expense for the nine months ended September 30, 2022 increased $1,275 as compared to 2021. Increases in the areas of salaries and benefits ($1,223) and telecommunication and data processing ($470) were offset by decreases in impairment of long-lived assets ($171) and other expenses ($631). Expansion into the Winchester and Waynesboro markets, higher overall salaries, staff additions, and stock grant expense led to increased salary, benefits and data processing expenses. Other operating expenses for the nine months ended September 30, 2021 included one-time expenses: loss on the sale of bank property ($112), donation of bank property ($162) and prepayment penalties on FHLB debt repayments ($228), that were not incurred in 2022. The increase in noninterest expense of $102 for the three months ended September 30, 2022 is primarily due to increases in salaries and benefits ($353) and FDIC insurance assessment ($110), that were offset by a decrease in other operating expenses ($364).

Balance Sheet

Federal Funds Sold and Interest Bearing Bank Deposits

The Company’s subsidiary bank invests a portion of its excess liquidity in either federal funds sold or interest-bearing bank deposits. Federal funds sold offer daily liquidity and pay market rates of interest that at quarter end were benchmarked at 3% to 3.25% by the Federal Reserve. Actual rates received vary slightly based upon money supply and demand among banks. Interest bearing bank deposits are held either in money market accounts or as short-term certificates of deposits. The Company held $12,695 and $76,667 in federal funds sold at September 30, 2022 and December 31, 2021, respectively. Growth in excess funds has been due to strong deposit growth, and the decrease from December 31, 2021 to September 30, 2022 was due to the Company deploying these funds into the investment portfolio. Interest bearing bank deposits have decreased by $2,626 since year end from $2,938 to $312 due to the maturity of certificates of deposit held at other banks.

Securities

The Company’s securities portfolio serves to assist the Company with asset liability management. With the growth in deposits, the Company has worked to strategically invest the excess funds into the investment portfolio. This has resulted in an increase in the investments available for sale of $26,578 since December 31, 2021.

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

As of September 30, 2022, the fair value of securities available for sale was below their cost by $51,789. The portfolio is made up of primarily treasuries, agencies and mortgage-backed obligations of federal agencies, as well as securities issued by States and political subdivisions in the U.S. and Corporate debt securities. The average maturity is 5.30 years. Efforts to deploy excess funds in an uncertain rate environment has resulted in a mixture of maturities.

In reviewing investments as of September 30, 2022, there were no securities which met the definition for other than temporary impairment. Management continues to re-evaluate the portfolio for impairment on a quarterly basis.

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

Loans Held for Investment of $699,592 increased $37,171 during the nine months ended September 30, 2022 compared to $662,421 at December 31, 2021. Net of PPP, loans grew $45,085 or 6.89% since December 31, 2021. Loan growth occurred in the farmland, multi-family, commercial real estate, commercial and industrial – non real estate, and dealer finance segments of the portfolio; while declines occurred in the construction, real estate and PPP segments.

Loans Held for Sale totaled $3,310 on September 30, 2022, a decrease of $1,577 compared to $4,887 at December 31, 2021. Loans Held for Sale consists of F&M mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $2,408 on September 30, 2022 compared to $5,508 at December 31, 2021. The decrease in nonperforming loans from year end is primarily due to one loan paying off, one loan moving to accrual status, and amortization. Although the potential exists for loan losses beyond what is currently provided for in the allowance for loan losses, management believes the Bank is generally well secured and continues to actively work with its customers to effect payment.

A summary of credit ratios for nonaccrual loans is as follows (in thousands):

	September 30, 2022	December 31, 2021
Allowance for loan losses	$7,513	$7,748
Nonaccrual loans	$2,360	$5,465
Total loans	$699,592	$662,421

Allowance for loan losses to Total loans	1.07%	1.17%
Nonaccrual Loans to Total Loans	0.34%	0.83%
Allowance for loan losses to Nonaccrual loans	318.35%	141.77%

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

The allowance for loan losses of $7,513 at September 30, 2022 is equal to 1.07% of loans held for investment. This compares to an allowance of $7,748, or 1.17% at December 31, 2021.

Due to increasing interest rates, loan portfolio growth over the last 12 months, and deteriorating economic conditions, the qualitative reserve increased since December 31, 2021. This was offset by improvements in the unemployment rate, a decrease in historical loss rates, paydowns on individually impaired loans, and non-accrual loans returning to accruing status. The Company is monitoring the economic effects of increased inflation, building costs, and used car prices, as well as a rising interest rate environment. The Company continues to manage the classified, past due and non-performing loans. Classified loans (internally rated substandard or watch) decreased from a total of $43,230 at December 31, 2021 to $41,821 at September 30, 2022, past due loans on accrual increased from $3,226 at December 31, 2021 to $4,586 at September 30, 2022, and non-performing loans decreased from $5,508 at December 31, 2021 to $2,456 at September 30, 2022. Management is closely monitoring the effects of economic conditions on the loan portfolio and makes adjustments to specific reserves, the environmental factors and the provision for loan losses as necessary.

Deposits and Other Borrowings

The Company’s main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits at September 30, 2022 have increased $37,099 since December 31, 2021. Noninterest bearing deposits increased $19,401 while interest bearing increased $17,698. The increase in deposits is due to a focus on deposit growth as an organization as well as excess funds that customers are holding due to the pandemic. The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At September 30, 2022 and December 31, 2021 the Company had a total of $241 and $257 in CDARS accounts; and, $86,831 and $94,948 in ICS accounts, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) (Continued)

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. The Company utilized the short-term debt facilities at the FHLB beginning in the first nine months of 2022; the balance at September 30, 2022 totaled $30,000; there were no short-term borrowings at December 31, 2021.

Long-term borrowings

The Company’s subsidiary bank borrows funds on a fixed rate basis as needed. These borrowings are used to support the Bank’s lending program and allow the Bank to manage interest rate risk by laddering maturities and matching funding terms to the terms of various types in the loan portfolio. FHLB long term advances totaled $10,000 on December 31, 2021; there were no long-term borrowings at September 30, 2022.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5,000 in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7,000 in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes will bear interest at 5.75% per annum, payable semi-annually in arrears. Beginning on July 31, 2022 through maturity, the 2027 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. On July 29, 2022 the Company redeemed the $5,000 in 2027 notes.

The 2030 Notes will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030. The subordinated notes, net of issuance costs totaled $6,879 at September 30, 2022.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations, and grow at a manageable level.

At September 30, 2022, the Bank had Common Equity Tier I capital of 12.98% of risked weighted assets, Tier I capital of 12.98% of risk weighted assets and combined Tier I and II capital of 13.90% of risk weighted assets. Regulatory minimums at this date were 4.5%, 6% and 8%, respectively. At December 31, 2021, the Bank had Common Equity Tier I capital of 13.95% of risk weighted assets, Tier I capital of 13.95% of risk weighted assets and combined Tier I and II capital of 15.00% of risk weighted assets. The Bank has maintained capital levels far above the minimum requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Bank to raise additional capital and/or reallocate present capital.

In addition, the regulatory agencies have issued guidelines requiring the maintenance of a capital leverage ratio. The leverage ratio is computed by dividing Tier I capital by average total assets. The regulators have established a minimum of 4% for this ratio but can increase the minimum requirement based upon an institution’s overall financial condition. At September 30, 2022, the Bank reported a leverage ratio of 8.28%, compared to 8.62% at December 31, 2021. The Bank’s leverage ratio was substantially above the minimum. The Bank also reported a capital conservation buffer of 5.90% at September 30, 2022 and 7.00% at December 31, 2021. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules in order to avoid restrictions on capital distributions and other payments.

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure.

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

Additional sources of liquidity available to the Company include, but are not limited to: loan repayments, the ability to obtain deposits through the adjustment of interest rates, and the purchasing of federal funds. To further meet its liquidity needs, the Company’s subsidiary bank also maintains a line of credit with its primary correspondent financial institution and with Pacific Coast Bankers Bank, Zions Bank, and FNBB. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta that allows for secured borrowings. Additionally, the Bank can utilize the Federal Reserve Discount Window.

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

Effect of Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is running a parallel CECL calculation. All data has been archived under the current model. The Company has contracted to have the model validated, is in the process of writing policy and procedure documentation, and assessing the impact on capital.

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

TABLE I

F & M BANK CORP.

Net Interest Margin Analysis

(on a fully taxable equivalent basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$675,420	$24,423	4.83%	$668,826	$24,646	4.93%	$696,539	$8,894	5.07%	$660,837	$8,244	4.95%
Loans held for sale	4,099	90	2.94%	5,139	161	4.19%	4,380	29	2.63%	-	-
Federal funds sold	26,605	83	0.42%	137,715	99	0.10%	8,451	48	2.25%	180,285	55	0.12%
Interest bearing deposits	1,789	5	0.37%	1,949	1	0.07%	188	1	2.11%	3,220	1	0.12%
Investments
Taxable [4]	440,419	5,281	1.60%	175,445	1,672	1.27%	447,944	1,947	1.72%	225,655	743	1.31%
Partially taxable	125	1	1.07%	125	1	1.07%	125	-	-	125	-	-
Tax exempt	12,081	301	3.33%	6,215	126	2.71%	12,917	134	4.12%	6,194	41	2.63%
Total earning assets	$1,160,538	$30,184	3.48%	$995,414	$26,706	3.59%	$1,170,544	$11,053	3.75%	$1,076,316	$9,084	3.35%
Interest Expense
Demand deposits	182,383	453	0.33%	133,827	185	0.18%	186,614	247	0.53%	152,828	78	0.20%
Savings	505,759	1,917	0.51%	392,741	1,189	0.40%	512,414	897	0.69%	439,957	451	0.41%
Time deposits	120,975	690	0.76%	130,567	1,090	1.12%	121,907	234	0.76%	131,156	322	0.97%
Short-term debt	16,403	204	1.66%	-	-	-	30,080	158	2.08%	-	-	-
Long-term debt	15,772	628	5.32%	31,160	762	3.27%	9,334	345	14.66%	29,401	238	3.21%
Total interest bearing liabilities	$841,292	$3,892	0.62%	$688,295	$3,226	0.63%	$860,349	$1,881	0.87%	$753,342	$1,089	0.57%

Tax equivalent net interest income		$26,292			$23,480			$9,172			$7,995

Net interest margin			3.03%			3.15%			3.11%			2.95%

____________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings
There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.	Risk Factors	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a)	Exhibits
	10.1	Separation Agreement and General Release, by and between F&M Bank Corp. and Carrie A. Comer (filed herewith).
10.2

Employment Agreement, dated October 18, 2022, by and between F&M Bank Corp. and Lisa F. Campbell, (included as Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed October 24, 2022 and incorporated herein by reference).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer

November 14, 2022

