Form 10-K
period 2022-12-31
F&M BANK CORP
filed 2023-03-22
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 3,453,393 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2022 was approximately $89,373,811 based on the closing sales price of $25.88 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

As of the close of business on March 7, 2023, there were 3,457,976 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 (the “Proxy Statement”).

PART I

Item 1. Business

Business

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and VSTitle, LLC (“VST”). VBS Mortgage, LLC (“F&M Mortgage”), TEB Life Insurance Company (“TEB”) and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank. The Company’s and the Bank’s headquarters are located in Timberville, Virginia, and its primary operations centers are located in the Shenandoah Valley of Virginia.

On April 15, 1908, the Bank was chartered as a state-chartered bank under the laws of the Commonwealth of Virginia. As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs, as well as a courier service for its commercial banking customers. The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and indirect auto loans. The local economy is relatively diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On January 27, 1988, TEB was incorporated as a captive life insurance company under the laws of the State of Arizona. TEB was organized to re‑insure credit life and accident and health insurance sold by the Bank in connection with its lending activities.

On February 25, 1993, FMFS was incorporated as a Virginia chartered corporation. FMFS provides brokerage services, commercial and personal lines of insurance to customers of the Bank.

On November 3, 2008, the Bank acquired a 70% ownership interest in F&M Mortgage. On April 30, 2020, the Bank acquired the remaining 30% interest to have 100% ownership of F&M Mortgage. F&M Mortgage originates both conventional and government agency sponsored mortgages for sale in the secondary market and to be held in the Bank’s mortgage portfolio.

On January 1, 2017, the Company acquired a 76% ownership interest in VST; F&M Mortgage owned the remaining minority interest and, on January 3, 2022, the Company purchased F&M Mortgage’s minority interest in VST to have 100% ownership. VST provides title insurance services to the customers in our market area, including F&M Mortgage and the Bank.

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.FMBankVA.com, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.

Competition

The Bank's offices face strong competition in the markets it serves.  The Company competes with large national and regional financial institutions, other independent community banks, nationally chartered savings banks, credit unions, consumer finance companies, mortgage companies, loan production offices, marketplace lenders and other financial technology firms, mutual funds and life insurance companies. Competition for loans and deposits is affected by a variety of factors including interest rates, types of products offered, the number and location of branch offices, marketing strategies and the reputation of the Bank within the communities served.

Human Capital

On December 31, 2022, the Bank had 143 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. No one employee devotes full-time services to F & M Bank Corp.

Regulation and Supervision

General. The operations of the Company and the Bank are subject to extensive federal and state laws and regulations, which apply to bank holding companies, financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Exchange Act. These include, but are not limited to, the filing of annual, quarterly, and other current reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

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

The Bank, as a state member bank, is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board; such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not the stockholders of the Company.

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

Capital Requirements.  The Federal Reserve Board and other federal banking agencies have issued risk-based capital requirements  for assessing bank capital adequacy. Virginia chartered banks must also satisfy the capital requirements adopted by the Bureau of Financial Institutions. At December 31, 2022, the "Basel III" capital and leverage ratios were as follows:

Ratio	F&M Bank	Adequately Capitalized	Minimum Capital Requirements Including Conservation Buffer	Well Capitalized Under Prompt Corrective Action
Common equity Tier 1 (“CET1”)	12.70%	4.50%	7.00%	6.50%
Tier 1 risk-based capital	12.70%	6.00%	8.50%	8.00%
Total risk-based capital	13.64%	8.00%	10.50%	10.00%
Tier 1 leverage	8.22%	4.00%	4.00%	5.00%

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”),  the federal banking regulators in 2019 jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.”  A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank has elected to not adopt the CBLR framework.

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

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total deposits equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the Board of Directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Incentive Compensation. In June 2010, the Federal Reserve issued a final rule on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.

The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed, and a final rule has not yet been published.

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

Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. The Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau (“CFPB”), which has the ability to implement, examine and enforce complaints with federal consumer protection laws, which govern all financial institutions. For smaller financial institutions, such as the Company and the Bank, their primary regulators will continue to conduct its examination activities.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.

Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators consider CRA ratings when considering approval of a proposed transaction. The Bank received a rating of “satisfactory” in its most recent CRA examination.

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

In November 2021, the federal banking agencies issued the Computer-Security Incident Notification Requirements for Banking Organizations and Their Bank Service Partners that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident” has occurred. The rule also requires bank service providers to notify each affected banking organization customer when it is determined a computer security incident has caused, or is reasonably likely to cause, a material service disruption or degradation of four or more hours.

Future Regulation.  Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. Management expects that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Effect of Governmental Monetary Policies.  The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for deposits and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2022 and 2021:

Period	Class of Service	Percentage of Total Revenues
December 31, 2022	Interest and fees on loans held for investment	66.13%
December 31, 2021	Interest and fees on loans held for investment	69.05%

Executive Officers of the Company

Mark C. Hanna, 54, has served as President/CEO of the Bank since July 1, 2018.  Prior to that he served as President since December 2017.  Prior to joining the Company, he served as Executive Vice President and Tidewater Regional President of EVB and its successor, Sonabank, from November 2014 through October 2017. Previously, he served as President and Chief Executive Officer of Virginia Company Bank from November 2006 until its merger with EVB in November 2014.

Barton E. Black, 52, has served as the Executive Vice President/Chief Operating Officer of the Bank and the Company since June 2020. Prior to that he served as Executive Vice President/Chief Strategy & Risk Officer March 2019 to May 2020.  Prior to joining the Company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

Lisa F. Campbell, 55, has served as Executive Vice President/Chief Financial Officer since October 2022. Prior to joining the Company, she served as Group Vice President and Chief Financial Officer for Fidelity Bancshares N.C., Inc. in Fuquay-Varina, North Carolina from August 2014 to October 2022.  Previously, she served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for New Century Bancorp, Inc. in Dunn, North Carolina from March 2000 to August 2014 and as Senior Vice President and Controller for Triangle Bancorp, Inc. in Raleigh, North Carolina from September 1997 to March 2000.  Ms. Campbell also worked in public accounting from September 1990 through September 1997.

Paul E. Eberly, 41, has served as Executive Vice President/Chief Development Officer since September 2022, Executive Vice President/Chief Credit Officer from September 2020 until September 2022, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020.  He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019.  Mr. Eberly has been in the banking and finance industry since 2005.

Melody Emswiler, 49, has served as Executive Vice President/Chief Human Resources Officer since January 2022, Senior Vice President/Human Resources Director from January 2019 to December 2021, Vice President/Director of Human Resources from February 2015 to December 2018, and Assistant Vice President/Human Resources Manager from February 2011 to January 2015. Ms. Emswiler has been in the human resources profession since 1997.

Kevin Russell, 45, has served as the Executive Vice President/President of Mortgage, Title and Financial Services at the Bank and the Company since June 16, 2020. Prior to that he served as the President of F&M Mortgage since 2000.

Aubrey Michael (Mike) Wilkerson, 64, has served as Executive Vice President/Chief Lending Officer since January 2022, and Executive Vice President/Chief Strategy Officer and Northern Shenandoah Valley Market Executive since January 2021.  Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982.  Mr. Wilkerson’s banking includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions.  From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland & Washington DC at Wachovia.  Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

Jason C. Withers, 40, has served as Executive Vice President/Chief Credit Officer since September 2022, and Senior Vice President/Credit Manager since March 2021. Prior to joining the Company, he served as a Senior Credit Analyst at Blue Ridge Bank, from April 2017 to March 2021, and as a Credit Analyst for CresCom Bank from March 2010 to March 2017.

Item 1A. Risk Factors

An investment in the Company’s securities involves significant risks.  In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. One or more of these could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

Risk Factors Related to Economic Conditions and Our Lending Activities

General economic conditions in our market area could adversely affect us.

We are affected by the general economic conditions in the local markets in which we operate.  Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which these markets are economically dependent.  A deterioration in economic conditions, whether caused by global, national, or local concerns (including the continued effects of the COVID-19 pandemic, inflation concerns, rising wages in a tight labor market, geopolitical uncertainty, and supply chain complications), could adversely affect factors such as unemployment rates, business formations and expansions and housing market conditions.  Adverse developments could result in, among other things, a decline in demand for our products and services and an increase in problem assets, foreclosures and loan losses.  Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans that our borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses in accordance with applicable accounting and regulatory guidance.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot fully predict such losses or that the loss allowance will be adequate in the future. Accounting measurements related to impairment and the allowance for loan losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. In addition, we have loan participation arrangements with several other banks within the region and may not be able to exercise control of negotiations with borrowers in the event these loans do not perform. Additional problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2022, approximately 74% of our loans had real estate as a primary or secondary component of collateral.  A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security.

As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, our consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss. See Note 13 “Concentrations of Credit” for more information.

Our small-to-medium sized business target market may have fewer financial resources to weather a continued downturn in the economy.

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

Moreover, a portion of these loans have been made by the Company in recent years, and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ business may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

The economic impact of the COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Company’s business, financial condition, and operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States. Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession.  Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel.

The COVID-19 pandemic and related adverse economic consequences could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

•	loan losses resulting from financial stress experienced by the Company’s customers;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

operational failures, disruptions, or inefficiencies due to changes in the Company’s normal business practices; business disruptions experienced by the Company’s vendors and business partners in carrying out critical services that support the Company’s operations;

•

decreased demand for the Company’s products and services; potential financial liability, loan losses, litigation costs, or reputational damage resulting from the Company’s origination of loans as a participating lender in the PPP administered by the SBA; and heightened levels of cybersecurity risks and payment fraud due to disruption brought about by the pandemic, remote work and increased online activity.

The extent to which the COVID-19 pandemic and related economic consequences impact the Company’s business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions. The impact of the removal of most pandemic related economic stimulus programs is also unknown.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition, and results of operations.

Changes in market interest rates could affect our cash flows and our ability to successfully manage our interest rate risk.

Our profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by our Asset Liability Management Committee. Short term interest rates are highly sensitive to factors beyond our control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors’ inflationary expectations.

Thus, changes in monetary and or fiscal policy will affect both short term and long-term interest rate, which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits, the rates received on loans and investment securities and the rates paid on deposits or other sources of funding. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our earning assets and interest-bearing liabilities to changes in market interest rates.

Generally, our earnings will be more sensitive to fluctuations in interest rates the greater the difference between the volume of earning assets and interest-bearing liabilities that mature or are subject to re-pricing in any period. The extent and duration of this sensitivity will depend on the cumulative difference over time, the velocity and direction of interest rate changes, and whether we are more asset sensitive or liability sensitive. Additionally, the Asset Liability Management Committee may desire to move our position to more asset sensitive or more liability sensitive depending upon their expectation of the direction and velocity of future changes in interest rates in an effort to maximize the net interest margin. Should we not be successful in maintaining the desired position, or should interest rates not move as anticipated, our net interest margin may be negatively impacted.

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2022, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

Risks Related to Liquidity and Capital

Our inability to maintain adequate sources of funding and liquidity may negatively impact our current financial condition or our ability to grow.

Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company level and the bank level. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress.  Our access to funding and liquidity sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, an increase in borrowing by our customers, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

In managing our balance sheet, a primary source of funding asset growth and liquidity historically has been deposits, including both local customer deposits and brokered deposits.  Deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  If our level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing, or draw upon our available lines of credit.  Our access to these funding and liquidity sources could be detrimentally impacted by a number of factors, including operating losses, rising levels of non-performing assets, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or regulatory restrictions.  In addition, our ability to continue to attract deposits and other funding or liquidity sources is subject to variability based upon additional factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities.    While we believe that our funding and liquidity sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow, experience increasing loan demand or are unable to maintain our deposit base. We may be required to slow or discontinue loan growth, capital expenditures or other investments, pay higher rates on deposits, or liquidate assets should such sources not be adequate.  Our potential inability to maintain adequate sources of funding or liquidity may, among other things, inhibit our ability to fund asset growth or negatively impact our financial condition, including our ability to pay dividends or satisfy our obligations.

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

As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not roll over and to retain or increase existing, non-brokered deposits.  If we are prohibited from renewing or accepting brokered deposits and are unable to attract new deposits, our liquidity and our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the Federal Deposit Insurance Corporation (“FDIC”), which would reduce our earnings.

We are subject to stringent capital requirements, which could adversely affect our results of operations and future growth.

The Bank is subject to capital adequacy guidelines under Basel III and other regulatory requirements specifying minimum amounts and types of capital that the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act. The application of these stringent capital requirements to us could, among other things, result in lower returns on equity, require the raising of additional capital, adversely affect our future growth opportunities, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

We may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical to enable us to implement our business plan, support our business, expand our operations, and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact our ability to support and to grow our operations. If we grow our operations faster than we generate capital internally, we will need to access the capital markets. We may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, our financial condition and our results of operations. Economic conditions and a loss of confidence in financial institutions may increase our cost of capital and limit access to some sources of capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition, and capital ratios.

Risks Related to Our Operations and Technology

Our future success is dependent on our ability to effectively compete in the face of substantial competition from other financial institutions in our primary markets.

We encounter significant competition for deposits, loans and other financial services from banks and other financial institutions, including finance companies, mortgage companies and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than us and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent we compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, financial technology companies, insurance companies and governmental organizations, any of which may offer more favorable financing rates and terms than us. Most of these non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Consumers may increasingly decide not to use banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Our inability to successfully manage growth or implement our growth strategy may adversely affect our results of operations and financial condition.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future.  Our ability to manage growth successfully also depends on whether we can maintain capital levels adequate to support our growth, effective cost controls and adequate asset quality and successfully integrate any businesses acquired into the organization.

As we continue to implement our growth strategy, we may incur increased personnel, occupancy and other operating expenses. We must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch could depress earnings in the short run, even if we efficiently execute a branching strategy leading to long term financial benefits.

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

Reputational risk, or the risk to us from negative public opinion, could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and employees and can expose us to litigation and regulatory action.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant issues, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism, and international hostilities on our systems and from the effects of outages or other failures involving power or communications systems operated by others. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses, or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation. If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition, and results of operations.

Our operations rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements.

Any problem caused by these third-party vendors, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and our business strategy. We have invested in accepted technologies and review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to our reputation, which could adversely affect our business.

Furthermore, as cyber threats continue to evolve and increase, we may be required to expend significant additional financial and operational resources to modify or enhance our protective measures, or to investigate and remediate any identified information security vulnerabilities. Multiple major U.S. companies have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial or privileged data. These incursions affect cards issued and deposit accounts maintained by many banks.

Although our systems are not breached in these incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and our customers. In some cases, we may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Our ability to operate profitably may be dependent on our ability to integrate or introduce various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking, and tele-banking. Our ability to compete successfully in our market may depend on the extent to which we are able to implement or exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition, or operating results could be adversely affected.

We will be required to transition from the use of the LIBOR index in the future.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2022, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2022 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2022.

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of any such alternatives may be on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. For example, SOFR is a relatively new reference rate, has a very limited history, and differs fundamentally from U.S. Dollar LIBOR.

SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, whereas U.S. Dollar LIBOR is an unsecured rate that represents interbank funding over different maturities.

As a result, there can be no assurance that SOFR will perform in the same way as U.S. Dollar LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for U.S. Dollar LIBOR.

The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with borrowers or other financial arrangements may cause us to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on our results of operations.

Risks Related to Regulation of the Company

We operate in a highly regulated industry, and the laws and regulations that govern our operations, including changes in them or our failure to comply with them, may adversely affect the Company.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We also face increasing regulation and supervision of our industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB has issued a final rule, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit our ability to make certain types of loans or loans to certain borrowers or could make it more expensive and/or time consuming to make these loans, which could adversely our profitability.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.  Such changes could also require us to incur additional personnel or technology costs.

For information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Company’s audited financial statements as of and for the year ended December 31, 2022 included in this Form 10-K.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank.

There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the Virginia State Corporation Commission affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. If the Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to holders of our Common Stock.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus your ability as a holder of our Common Stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our Common Stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries, including the Bank.

Risks Related to Our Common Stock

Future issuances of our securities could adversely affect the market price of our Common Stock and could be dilutive.

Our board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of Common Stock or shares of preferred stock, which may adversely affect the market price of the shares of Common Stock and could be dilutive to our shareholders. Any sale of additional shares of our Common Stock may be at prices lower than the current market value of the Company’s shares.

In addition, new investors may have rights, preferences, and privileges that are senior to, and that could adversely affect, our existing shareholders. For example, preferred stock would be senior to Common Stock in right of dividends and as to distributions in liquidation. We cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, our shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of our Common Stock.

The trading volume in our Common Stock is lower than that of other financial services companies.

The trading volume in our Common Stock is lower than that of other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our Common Stock, significant sales of our Common Stock, or the expectation of these sales, could cause our stock price to fall.

The market for our Common Stock historically has experienced significant price and volume fluctuations.

The market for our Common Stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our Common Stock to fluctuate substantially.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters, and that of the Bank, are located at 205 South Main Street, Timberville, Virginia 22853.

At December 31, 2022, the Bank operated thirteen full-service branches and a dealer finance division in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment” and Note 24 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

PART II

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

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

The Company’s Common Stock is quoted on the OTC Markets Group’s OTCQX Market under the symbol “FMBM.” The bid and ask price are quoted at www.OTCMARKETS.com/Stock/FMBM/quote.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 3, 2023, the Company had approximately 2,546 shareholders of record.

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the SNL Bank Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2017, and the reinvestment of dividends.

Dividends

Dividends to common shareholders totaled $3.6 million and $3.4 million in 2022 and 2021, respectively.  For 2022 and 2021, the regular dividends totaled $1.04 per share.  Preferred stock dividends were $196,000 in 2021. All shares of the Company’s Series A Preferred Stock was redeemed on October 29, 2021. The Company’s Board of Directors determines the payment of dividends based on the earnings of the Company and its subsidiaries, the financial condition of the Company and other factors including capital adequacy, regulatory requirements, general economic conditions and shareholder returns. The ratio of dividends per common share to net income per common share was 43.15% in 2022 compared to 32.00% in 2021.

See Note 18 “Dividend Limitations on Subsidiary Bank” of this Form 10-K for a summary of applicable restrictions on the Company’s ability to pay dividends.

Stock Repurchases

There were no repurchases of the Company's common stock during 2022.

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

•	The strength of the economy in our market area, as well as general economic, market, or business conditions;
•	An insufficient allowance for loan losses as a result of inaccurate assumptions;
•	Our ability to maintain our “well-capitalized” regulatory status;
•	Changes in the interest rates affecting our deposits, loans and investment portfolio;
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
•

The effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setting bodies;

•

Geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;

•	The Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;
•	Other factors identified in reports the Company files with the SEC from time to time; and
•	Other circumstances, many of which are beyond our control.

Although the Company believes that our expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Lending Policies

Credit Policies

The principal risk associated with each of the segments of loans in our portfolio is the creditworthiness of our borrowers. Within each segment, such risk is increased or decreased, depending on prevailing economic conditions. To manage the risk, the Bank Credit Administration Department supervises that the underwriting process follows the written policies and procedures approved by the Board of Directors. The loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Bank has a loan review process to monitor and manage the portfolio, identify concentrations and credit deterioration, establish loss exposure and to assess compliance with the loan policy.

The Bank uses a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of senior management, credit administration and senior lenders; the directors’ loan committee is comprised of any six directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to the lending policies, which are then approved by the Board of Directors.

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary F&M Mortgage.  These loans are funded by F&M Mortgage utilizing a line of credit at the Bank until sold to investors in the secondary market or transferred to the Bank and held in the loan portfolio.

Construction and Development Lending

The Bank makes construction loans, primarily residential, and land acquisition and development loans. The residential construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The land acquisition and development loans are secured by the land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, loan amounts are limited to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of the borrower. In addition, a first lien on the property is obtained as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation; as well as an evaluation of the location of the property securing the loan and personal guarantees or endorsements of the borrower’s principal owners.

Commercial & Industry – Non-Real Estate

Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, the Bank obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of business borrowers. Residential mortgage loans generally are made based on the borrower’s ability to repay from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made based on the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

The Bank offers various consumer loans, including personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans.

The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans the Bank requires title insurance, hazard insurance and, if required, flood insurance.

Residential Mortgage Lending

The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan to value limits generally ranging between 80% and 90% depending on the age of the property, borrower’s income and credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every one, three or five years, based on amortization periods of twenty to thirty years.

Dealer Finance Division

The Bank opened a loan production office in September 2012, which specializes in providing automobile financing through a network of automobile dealers. The Dealer Finance Division is staffed with officers that have extensive experience in Dealer Finance and serves the automobile finance needs for customers of dealers throughout the existing geographic footprint of the Bank. Approximately fifty-three dealers have active contracts to originate loans on behalf of the Bank in accordance with bank policies.

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

Pension Obligations

The accounting guidance for the measurement and recognition of obligations and expense related to pension plans generally applies the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of benefits expense and accumulated benefit obligation include discount rates, expected return on assets, mortality rates, and projected salary increases, among others. Changes in assumptions or judgments related to any of these variables could result in significant volatility in the Company’s financial condition and results of operations. As a result, accounting for the Company’s pension expense and obligation is considered a significant estimate. The estimation process and the potential materiality of the amounts involved result in this item being identified as critical. See “Pension Plans“ in Note 1 and “Funding Policy “ in Note 12 for additional information about the plan.

	Five Year Summary of Selected Financial Data (Dollars and shares in thousands, except per share data)
	2022	2021	2020	2019	2018[6]
Income Statement Data:
Interest and Dividend Income	$42,184	$35,576	$36,792	$38,210	$36,377
Interest Expense	7,245	4,302	5,728	6,818	4,832
Net Interest Income	34,939	31,274	31,064	31,392	31,545
Provision for (Recovery of) Loan Losses	866	(2,821)	3,300	7,405	2,930
Net Interest Income After Provision for (Recovery of) Loan Losses	34,073	34,095	27,764	23,987	28,615
Noninterest Income	10,451	12,167	13,103	10,759	8,770
Low-income housing partnership losses	(817)	(861)	(893)	(839)	(767)
Noninterest Expenses	34,909	33,340	29,939	29,518	26,744
Income before income taxes	8,798	12,061	10,035	4,389	9,874
Income Tax Expense (Benefit)	480	1,323	1,142	(250)	1,041
Net income attributable to noncontrolling interest	-	-	(105)	(130)	(10)
Net Income attributable to F & M Bank Corp.	$8,318	$10,738	$8,788	$4,509	$8,823
Per Common Share Data:
Net Income – basic	$2.41	$3.25	$2.66	$1.32	$2.60
Net Income - diluted	2.41	3.12	2.56	1.30	2.45
Dividends Declared	1.04	1.04	1.04	1.02	1.20
Book Value per Common Share	20.48	29.42	28.43	27.11	26.68
Balance Sheet Data:
Assets	$1,245,902	$1,219,342	$966,930	$813,999	$779,743
Loans Held for Investment	743,604	662,421	661,329	603,425	638,799
Loans Held for Sale	1,373	4,887	58,679	66,798	55,910
Securities	403,537	413,217	117,898	18,015	21,844
Deposits	1,083,377	1,080,295	818,582	641,709	591,325
Short-Term Debt	70,000	-	-	10,000	40,116
Long-Term Debt	6,890	21,772	33,202	53,201	40,218
Stockholders’ Equity	70,792	100,456	95,629	91,575	91,401
Average Common Shares Outstanding – basic	3,449	3,245	3,200	3,189	3,238
Average Common Shares Outstanding – diluted	3,449	3,442	3,429	3,460	3,596
Financial Ratios:
Return on Average Assets[1]	0.72%	0.98%	0.95%	0.57%	1.15%
Return on Average Equity[1]	8.53%	10.84%	9.46%	4.93%	9.67%
Net Interest Margin	3.03%	3.00%	3.61%	4.33%	4.65%
Efficiency Ratio [2]	77.81%	75.44%	67.51%	69.03%	66.04%
Dividend Payout Ratio - Common	43.15%	32.00%	39.10%	77.27%	46.15%
Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	8.49%	9.05%	10.08%	11.48%	11.90%
Allowance for Loan Losses to Loans[3]	1.07%	1.17%	1.58%	1.39%	0.82%
Nonperforming Loans to Total Assets[4]	0.18%	0.45%	0.68%	0.70%	1.31%
Nonperforming Assets to Total Assets[5]	0.18%	0.45%	0.68%	0.89%	1.62%
Net Charge-offs to Total Loans[3]	0.09%	(.01)%	0.18%	0.71%	0.58%

1	Ratios are primarily based on daily average balances.
2

The Efficiency Ratio equals noninterest expenses divided by the sum of tax equivalent net interest income and noninterest income. Noninterest income excludes gains (losses) on securities transactions and low-income housing partnership losses. Noninterest expense excludes amortization of intangibles.

3	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
4	Calculated based on 90 day past due loans and non-accrual loans to Total Assets.
5	Calculated based on 90 day past due loans, non-accrual loans and OREO to Total Assets.
6	The 2018 financial information has been adjusted to reflect the correction of a prior period error.

Overview

The Company’s net income for 2022 totaled $8.3 million or $2.41 per common share (basic), a decrease of 22.54% from $10.7 million, or $3.25 per share (basic), in 2021. Return on average equity decreased in 2022 to 8.53% from 10.84% in 2021, and the return on average assets decreased from 0.98% in 2021 to 0.72% in 2022.  The Company’s net income per share (dilutive) totaled $2.41 in 2022, a decrease from $3.12 in 2021.

At year-end 2022, the Company had total assets of $1.25 billion, total loans of $743.6 million, and total deposits of $1.08 billion, compared to year-end balances for 2021 of total assets of $1.22 billion, total loans of $662.4 million, and total deposits of $1.08 billion.

Changes in Net Income per Common Share (Basic)

	2022	2021
	to 2021	to 2020

Prior Year Net Income Per Common Share (Basic)	$3.25	$2.66
Change from differences in:
Net interest income	1.06	0.06
Provision for loan losses	(1.07)	1.89
Noninterest income, excluding securities gains	(0.91)	(0.08)
Security gains	0.42	(0.16)
Noninterest expenses	(0.45)	(1.05)
Income taxes	0.24	(0.06)
Effect of preferred stock dividend	0.06	0.02
Change in average shares outstanding	(0.19)	(0.03)
Total Change	(0.84)	0.59
Net Income Per Common Share (Basic)	$2.41	$3.25

Net Interest Income

The largest source of operating revenue for the Company is net interest income, which is calculated as the difference between the interest earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income increased 11.72% from 2021 to 2022 following an increase of 0.68% from 2020 to 2021.  The net interest margin is the net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest-bearing liabilities, along with their yields and rates, have a significant impact on the level of net interest income. Tax-equivalent net interest income for 2022 was $35.1 million representing an increase of $3.7 million or 11.78% over the prior year.  A 0.74% increase in 2021 versus 2020 resulted in total tax-equivalent net interest income of $31.4 million for 2021.

In this discussion and in the tabular analysis of net interest income performance, entitled “Consolidated Average Balances, Yields and Rates,” the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation. This is referred to as tax-equivalent net interest income.  For a reconciliation of tax-equivalent net interest income to the most comparable GAAP measures, see the accompanying table.

Tax-equivalent income on earning assets increased $6.6 million in 2022 compared to 2021.  Loans held for investment, expressed as a percentage of total earning assets, decreased in 2022 to 59.26% as compared to 63.77% in 2021.  During 2022, yields on earning assets increased 24 basis points (BP) and the average cost of interest-bearing liabilities increased 26BP. Both are a result of the rising interest rate environment experienced in 2022.

The following table provides detail on the components of tax-equivalent net interest income (dollars in thousands):

GAAP Financial Measurements:	2022	2021
Interest Income – Loans	$34,374	$32,560
Interest Income - Securities and Other Interest-Earnings Assets	7,810	3,016
Interest Expense – Deposits	5,735	3,336
Interest Expense - Other Borrowings	1,510	966
Total Net Interest Income	34,939	31,274

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans and Securities	143	110
Total Tax Benefit on Tax-Exempt Interest Income	143	110
Tax-Equivalent Net Interest Income	$35,082	$31,384

Interest Income

Tax-equivalent net interest income increased $3.7 million or 11.78% in 2022, after increasing 0.73% or $230 thousand in 2021. Overall, the yield on earning assets increased 0.24%, from 3.41% to 3.65%. Average loans held for investment increased during 2022, with average loans outstanding increasing $19.4 million to $686.5 million. Average commercial loans increased 3.25%, real estate loans decreased 1.16%, and consumer installment loans increased 12.25% on average. Average investment securities increased 88.59%, with average securities outstanding increasing from $236.3 million to $445.6 million. Interest income and fees on loans were $1.9 million higher and income from cash and securities was $4.8 million higher due to higher rates on variable rate loans, the $19.4 million in loan growth in 2022, and higher investment average balances due to purchases in 2021 and early 2022.

Interest Expense

Interest expense increased $2.9 million or 68.41% during 2022. Higher rates on interest bearing deposits, specifically money market accounts, coupled with interest paid on short-term borrowings increased the Bank’s interest expense. The average cost of funds of 0.86% increased 26 basis points compared to 2021, which followed a decrease of 34 basis points in 2021. Average interest-bearing liabilities increased $130.9 million or 18.28% in 2022. Interest expense on deposits increased 71.94% due to average interest-bearing deposits increasing 17.58% and a rising rate environment. Interest expense on borrowings increased 53.31% as average debt increased 32.04%. Changes in the cost of funds attributable to rate and volume variances are reflected in a following table.

The following analysis reveals an increase in the net interest margin to 3.03% in 2022 from 3.00% in 2021, due to changes in balance sheet mix during the year and increases in interest rates in earning assets and interest-bearing liabilities. The average balance of the investment portfolio has grown significantly as deposits were invested in securities in the beginning of 2022. Investment purchases stopped as the Federal Reserve began raising interest rates to flatten the economy and the overall rate environment increased considerably.

Consolidated Average Balances, Yields and Rates (dollars in thousands)1

	2022			2021
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[2]
Commercial	$254,506	$12,437	4.89%	$246,495	$11,667	4.73%
Real estate	295,524	13,733	4.65%	298,983	13,506	4.52%
Consumer	136,495	8,149	5.97%	121,604	7,277	5.98%
Loans held for investment[4]	686,524	34,319	5.00%	667,082	32,450	4.86%
Loans held for sale	3,130	106	3.39%	3,844	186	4.84%

Investment securities[3]
Fully taxable	433,242	7,278	1.68%	228,287	2,739	1.20%
Partially taxable	-	-	-%	125	1	0.80%
Tax exempt	12,365	434	3.51%	7,868	168	2.14%
Total investment securities	445,607	7,712	1.73%	236,280	2,908	1.23%

Interest bearing deposits in banks	1,390	37	2.66%	2,184	3	0.14%
Federal funds sold	21,763	153	0.70%	136,705	139	0.10%
Total Earning Assets	1,158,414	42,327	3.65%	1,046,095	35,686	3.41%

Allowance for loan losses	(7,677)			(9,000)
Nonearning assets	83,604			57,474
Total Assets	$1,234,341			$1,094,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand –interest bearing	$183,882	$868	0.47%	$147,008	$280	0.19%
Savings	502,913	3,904	0.78%	410,769	1,689	0.41%
Time deposits	121,585	963	0.79%	129,760	1,367	1.05%
Total interest-bearing deposits	808,380	5,735	0.71%	687,537	3,336	0.49%

Federal funds purchased	883	28	3.17%	-	-	-%
Short‑term debt	25,241	732	2.90%	-	-	-%
Long-term debt	12,748	750	5.88%	28,770	966	3.36%
Total interest-bearing liabilities	847,252	7,245	0.86%	716,307	4,302	0.60%

Noninterest bearing deposits	292,252			263,911
Other liabilities	15,457			15,258
Total liabilities	1,154,960			995,476
Stockholders’ equity	79,381			99,093
Total liabilities and stockholders’ equity	$1,234,341			$1,094,569

Net interest earnings		$35,082			$31,384

Net yield on interest earning assets (NIM)			3.03%			3.00%

1	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21%.
2	Interest income on loans includes loan fees.
3	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4	Includes nonaccrual loans.

The following table (dollars in thousands) illustrates the effect of changes in interest income and interest expense, on a tax equivalent basis, and distinguishes between the changes resulting from the increases or decreases in the outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes resulting from increases or decreases in average interest rates on such assets and liabilities (rate). Changes related to both volume and rate have been allocated proportionally.

	2022 Compared to 2021
	Increase (Decrease)
	Due to Change		Increase
	in Average:		Or
	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$945	$924	$1,869
Loans held for sale	(35)	(45)	(80)
Investment securities
Fully taxable	2,459	2,080	4,539
Partially taxable	(1)	-	(1)
Tax exempt	96	170	266

Interest bearing deposits in banks	(1)	35	34
Federal funds sold	(115)	129	14
Total Interest Income	3,348	3,293	6,641

Interest expense
Deposits
Demand - interest bearing	70	518	588
Savings	378	1,837	2,215
Time deposits	(86)	(317)	(403)

Federal funds purchased	28	-	28
Short-term debt	731	-	731
Long-term debt	(538)	322	(216)
Total Interest Expense	583	2,360	2,943
Net Interest Income	$2,765	$933	$3,698

Noninterest Income

Noninterest income decreased 14.79%, or $1.7 million, in 2022. Noninterest income, excluding securities gains and losses, declined on a year-to-year basis from $11.8 million for 2021 to $8.7 million in 2022. As the mortgage industry slowed due to rising interest rates, mortgage banking income declined from $4.6 million in 2021 to $1.8 million for 2022. For 2023, the Bank is expanding the presence of mortgage loan originators in newer markets, offering variable rate products which are held in the loan portfolio rather than sold on the secondary market, and continuing to support the growth and utilization of our title and wealth management divisions.

Net investment securities losses increased from $525 thousand in 2021 to $2.9 million in 2022. In October 2022, Infinex Financial Holdings, Inc. (“Infinex”), the holding company for Infinex Investments, Inc., a broker dealer through which the Bank provides wealth management services to its customers, was acquired by Advisor Group, Inc. As a result, the Company recorded a one-time gain of $3.8 million with respect to the Company’s share of ownership in Infinex.

Noninterest Expense

Noninterest expenses increased from $33.3 million in 2021 to $34.9 million in 2022, a 4.71% increase. Expenses increased primarily in the areas of salaries and benefits ($1.5 million), telecommunication and data processing expense ($276 thousand), and ATM and check card fees ($195 thousand). The salary increase was due, in part, to a minimum wage increase implemented by the Company in August 2022.

Total noninterest expense as a percentage of average assets totaled 2.83% and 3.05% in 2022 and 2021, respectively.  Peer group averages (as reported in the most recent Uniform Bank Performance Report) were 2.35% for 2022 and 2.40% for 2021.

Balance Sheet

Total assets increased 2.18% during the year to $1.25 billion at December 31, 2022, an increase of $26.6 million from $1.22 billion at December 31, 2021.  The increase was fueled by strong growth in net loans held for investment that increased $81.2 million. Cash and cash equivalents decreased $53.2 million as excess funds were used to fund loan growth. The AFS security portfolio had purchases of $108.1 million that were offset by sales and maturities of $47.7 million, amortization, accretion and paydowns of $23.2 million, and a decrease in the fair value of $48.9 million, which resulted in a decrease of $11.8 million.

Average earning assets increased $112.3 million or 10.74% to $1.16 billion for 2022, due largely to the growth in loans held for investment and investment securities. Average interest-bearing liabilities increased $130.9 million or 18.28%, as deposits and short-term debt increased. The Company continues to utilize its assets well, with 93.85% of average assets consisting of earning assets.

Investment Securities

Total securities decreased $9.7 million or 2.34% in 2022 to $403.4 million at December 31, 2022 from $413.2 million at December 31, 2021.  Average balances in investment securities increased 88.59% in 2022 to $445.6 million.  At year end, 38.47% of average earning assets of the Company were held as investment securities compared to 22.59% at year-end 2021. All of the investment securities are unpledged.  Management strives to match the types and maturities of securities owned to balance projected liquidity needs, interest rate sensitivity and to maximize earnings through a portfolio bearing low credit risk.  Portfolio yields averaged 1.73% for 2022, compared to 1.23% in 2021; this is due volume and rate increases in 2022.

There were no Other Than Temporary Impairments (“OTTI”) write-downs in 2022 or 2021.  There were $525 thousand in realized security losses on sales of securities in 2021.  In 2022, the Company recorded a one-time gain of $3.8 million on the acquisition of Infinex by Advisor Group, Inc and took the opportunity to sell low yielding securities for a realized loss of $2.9 million to offset the gain.

Maturities and weighted average yields of securities at December 31, 2022 are presented in the table below (dollars in thousands). Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 2 to the Consolidated Financial Statements for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Total	Yield[1]
Debt Securities Available for Sale:
U.S. Treasuries	$4,821	0.50%	$18,991	1.50%	$12,831	0.99%	$-		$36,643	1.19%
U.S. Government sponsored enterprises	9,599	0.75%	98,754	1.20%	21,395	1.42%	-		129,748	1.20%
Securities issued by States & political subdivisions of the U.S.	4,783	0.88%	17,466	1.49%	6,169	2.42%	13,780	3.11%	42,198	2.09%
Mortgage-backed obligations of federal agencies	-	-	16,068	0.94%	20,617	0.24%	120,190	2.16%	156,875	1.78%
Corporate debt securities	-	-	-	-	26,631	4.01%	-	-	26,631	4.01%
Total	$19,203	0.72%	$151,279	1.24%	$87,643	1.94%	$133,970	2.26%	$392,095	1.72%

Debt Securities Held to Maturity:
U.S. Treasury & Agency	$125	0.82%	$-		$-		$-		$125	0.82%
Total	$125	0.82%	$-		$-		$-		$125	0.82%

1Tax equivalent yield to the lower of call or maturity date. On securities without a call date, it is the stated yield.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, totaled $743.6 million at December 31, 2022 compared with $662.4 million at December 31, 2021. Commercial and 1-to-4 family consumer real estate loans represent the Company’s largest categories at December 31, 2022. The largest areas of growth in 2022 occurred in the Commercial & Industrial -non-real estate, commercial real estate, farmland, and real estate portfolios. The Company is committed to solid growth by originating soundly underwritten loans to qualified borrowers. Nearly 70% of the commercial portfolio is comprised of adjustable interest rate loans.  When interest rates fluctuate, these loans will reprice accordingly, giving customers an advantage when rates trend down and providing protection for the Bank if rates trend up.

The following table shows the maturity of loans and leases, outstanding as of December 31, 2022 (dollars in thousands):

	1 Year or less	1-5 Years	5-15 Years	After 15 Years	Total
Construction/Land Development	$32,736	$22,189	$12,519	$1,227	$68,671
Farmland	30,043	14,333	28,556	1,390	74,322
Real Estate	25,236	67,973	55,115	4,957	153,281
Multi-Family	2,113	2,254	5,255	-	9,622
Commercial Real Estate	72,663	70,312	52,099	89	195,163
Home Equity – closed end	1,102	1,784	1,821	-	4,707
Home Equity – open end	1,697	7,635	37,477	119	46,928
Commercial & Industrial – Non-Real Estate	3,080	20,972	32,573	-	56,625
Consumer	880	4,919	689	-	6,488
Dealer Finance	2,212	42,798	80,115	-	125,125
Credit Cards	3,242	-	-	-	3,242
Less: Deferred loan fees, net of costs	-	-	-	-	(570)
Total	$175,004	$255,169	$306,219	$7,782	$743,604

At December 31, 2022, for loans and leases due after one year, interest rate information is as follows (dollars in thousands):

	1-5 Years	5-15 Years	After 15 Years	Total
Construction/Land Development
Outstanding with fixed interest rates	$5,719	$2,953	$380	$9,052
Outstanding with adjustable rates	16,470	9,566	847	26,883
Total Construction/Land Development	22,189	12,519	1,227	35,935
Farmland
Outstanding with fixed interest rates	$403	$6,747	$421	$7,571
Outstanding with adjustable rates	13,930	21,809	969	36,708
Total Farmland	14,333	28,556	1,390	44,279
Real Estate
Outstanding with fixed interest rates	$464	$1,316	$3,122	$4,902
Outstanding with adjustable rates	67,509	53,799	1,835	123,143
Total Real Estate	67,973	55,115	4,957	128,045
Multi-Family
Outstanding with fixed interest rates	$1,592	$-	$-	$1,592
Outstanding with adjustable rates	662	5,255	-	5,917
Total Multi-Family	2,254	5,255	-	7,509
Commercial Real Estate
Outstanding with fixed interest rates	$9,151	$6,441	$-	$15,592
Outstanding with adjustable rates	61,161	45,658	89	106,908
Total Commercial Real Estate	70,312	52,099	89	122,500
Home Equity – closed end
Outstanding with fixed interest rates	$238	$1,579	$-	$1,817
Outstanding with adjustable rates	1,546	242	-	1,788
Total Home Equity – closed end	1,784	1,821	-	3,605
Home Equity – open end
Outstanding with fixed interest rates	$-	$-	$-	$-
Outstanding with adjustable rates	7,635	37,477	119	45,231
Total Home Equity – open end	7,635	37,477	119	45,231
Commercial & Industrial – Non-Real Estate
Outstanding with fixed interest rates	$6,460	$13,343	$-	$19,803
Outstanding with adjustable rates	14,512	19,230	-	33,742
Total Commercial & Industrial – Non-Real Estate	20,972	32,573	-	53,545
Consumer
Outstanding with fixed interest rates	$4,529	$680	$-	$5,209
Outstanding with adjustable rates	390	9	-	399
Total Consumer	4,919	689	-	5,608
Dealer Finance
Outstanding with fixed interest rates	$42,798	$80,115	$-	$122,913
Outstanding with adjustable rates	-	-	-	-
Total Dealer Finance	42,798	80,115	-	122,913

Total outstanding with fixed interest rates	$71,354	$113,174	$3,923	$188,451
Total outstanding with adjustable interest rates	$183,815	$193,045	$3,859	$380,719
Total	$255,169	$306,219	$7,782	$569,170

Asset Quality

Management evaluates the loan portfolio considering national and local economic trends, changes in the nature and volume of the portfolio, changes in underlying collateral values and trends in past due, nonperforming and criticized loans. During 2022, the Bank experienced strong overall growth in the loan portfolio with improvements in nonperforming and criticized loans. Loans past due 30-89 days and on accrual increased, while loans greater than 90 days and on accrual decreased.

Nonperforming Loans and Past Due Loans

At December 31, 2022, the Company experienced a decrease of $3.2 million in nonperforming assets compared to December 31, 2021. Past due loans on accrual increased from $4.0 million at December 31, 2021 to $6.1 million at December 31, 2022. Of the $6.1 million total past due loans still accruing interest, $465 thousand or 0.06% of the total loans held for investment were loans past due 90 days or more at December 31, 2022, compared to $643 thousand or 0.10% at December 31, 2021.

Approximately 83.91% of the nonperforming assets are secured by real estate and were in the process of collection.   The Bank believes that adequate specific reserves have been established on impaired loans and continues to actively work with its customers to effect payment.  As of December 31, 2022 and 2021, the Company holds $0 of real estate acquired through foreclosure.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	2022	2021
Allowance for loan losses	$7,936	$7,748
Nonaccrual loans	$2,224	$5,465
Nonperforming loans	$2,262	$5,508
Total Loans	$743,604	$662,421

Allowance for loan losses to Total Loans	1.07%	1.17%
Nonaccrual Loans to Total Loans	0.30%	0.83%
Allowance for loan losses to Nonaccrual loans	356.83%	141.77%

Net Charge-offs

For the year ended December 31, 2022, net charge-offs of loans totaled $678 thousand or 0.09% of loans held for investment, compared to net loan recoveries of $94 thousand or (0.01%) for the year ended December 31, 2021. Charge-offs occur primarily in the dealer finance segment of the portfolio. As stated in the most recently available Uniform Bank Performance Report, peer group loss averages were 0.04% in both 2022 and 2021.

Allowance for Loan Losses

At December 31, 2022, the allowance for loan losses was $7.9 million or 1.07% of total loans held for investment, compared to an allowance of $7.7 million or 1.17% of total loans at December 31, 2021.

Provision for Loan Losses

The provision for loan losses totaled $866 thousand in 2022 compared to a recovery of provision of $2.8 million for 2021. The increased provision in 2022 reflected the $81.2 million growth in the loan portfolio and higher qualitative reserves due to the increase in prime rate over the course of the year and the potential for softening real estate collateral values. Management believes that the allowance for loan losses is sufficient to provide for the incurred losses in the loan portfolio.

The following is a summary of the Allowance for loan losses by category at December 31, 2022 and 2021 (dollars in thousands):

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2022		2021
	Balance	Percentage of Loans in Each Category	Balance	Percentage of Loans in Each Category
Construction/Land Development	$1,018	12.83%	$977	12.61%
Farmland	570	7.18%	448	5.78%
Real Estate	1,388	17.49%	1,162	15.00%
Multi-Family	71	0.89%	29	0.38%
Commercial Real Estate	2,015	25.39%	2,205	28.46%
Home Equity – closed end	38	0.48%	41	0.53%
Home Equity – open end	445	5.61%	407	5.25%
Commercial & Industrial – Non-Real Estate	450	5.67%	288	3.72%
Consumer	81	1.02%	520	6.71%
Dealer Finance	1,792	22.58%	1,601	20.66%
Credit Cards	68	0.86%	70	0.90%
Total	$7,936	100.00%	$7,748	100.00%

A summary of the activity in the allowance for loan losses follows (dollars in thousands):

	2022	2021
Allowance, beginning of period	$7,748	$10,475
Provision (Recovery) charged to expenses	866	(2,821)
Charge-offs:
Construction/land development	-	-
Farmland	-	-
Real Estate	(17)	-
Multi-family	-	-
Commercial Real Estate	-	-
Home Equity – closed end	-	-
Home Equity – open end	(84)	-
Commercial & Industrial – Non-Real Estate	(46)	(40)
Consumer	(153)	(33)
Dealer Finance	(1,280)	(1,038)
Credit Cards	(66)	(54)
Total charge-offs	(1,646)	(1,165)
Recoveries:
Construction/land development	-	307
Farmland	-	-
Real Estate	-	76
Multi-family	-	-
Commercial Real Estate	-	19
Home Equity – closed end	-	-
Home Equity – open end	130	13
Commercial & Industrial – Non-Real Estate	49	37
Consumer	84	24
Dealer Finance	691	754
Credit Cards	14	29
Total recoveries	968	1,259
Net (charge-offs) recoveries	(678)	94
Allowance, end of period	$7,936	$7,748

Ratio of net charge-offs (recoveries) to loans held for investment:
Construction/land development	-%	(0.05)%
Farmland	-%	-%
Real Estate	-%	(0.01)%
Multi-family	-%	-%
Commercial Real Estate	-%	-%
Home Equity – closed end	-%	-%
Home Equity – open end	(0.01)%	-%
Commercial & Industrial – Non-Real Estate	-%	-%
Consumer	0.01%	-%
Dealer Finance	0.08%	0.04%
Credit Cards	0.01%	-%
Total	0.09%	(0.01)%

Deposits

Core deposits are the Company’s primary source of funding. Demand deposits, money market accounts, savings accounts, and time deposits provide a source of fee income and opportunities to build customer relationships.

The following table shows the composition of deposits as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$293,596	27.1%	$280,993	26.0%
Interest Checking	176,677	16.3%	191,969	17.8%
Savings Accounts	493,912	45.6%	483,476	44.8%
Time Deposits	119,192	11.0%	123,857	11.5%
Total deposits	$1,083,377		$1,080,295

As market rates and competition for deposits increased in 2022, total deposits increased by $3.1 million. Noninterest-bearing demand deposits increased by $12.6 million; these are generally viewed as the most favorable form of low-cost deposit for a financial institution. The Bank offers an attractive, competitive rate on their money market accounts.

The average deposit balances and average rates paid for 2022 and 2021 were as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing	$292,252	-	$263,911	-
Interest-bearing:
Interest Checking	$183,882	0.47%	$147,008	0.19%
Savings Accounts	502,913	0.78%	410,769	0.41%
Time Deposits	121,585	0.79%	129,760	1.05%
Total interest-bearing deposits	808,380	0.71%	687,537	0.49%
Total average deposits	$1,100,632	0.64%	$951,448	0.35%

The maturity distribution of time deposits of $250 thousand or greater outstanding at December 31, 2022 are summarized as follows (dollars in thousands):

	2022	2021
Maturing in:
3 months or less	$-	$-
Over 3 months through 6 months	592	3,206
Over 6 months through 12 months	8,553	257
Over 12 months	3,523	8,910
	$12,668	$12,373

Total uninsured deposits in excess of $250 thousand were $157.4 million and $173.4 million at December 31, 2022 and 2021, respectively.

Borrowings

Short-term debt totaled $70.0 million at December 31, 2022, and consisted of Federal Home Loan Bank (“FHLB”) advances which were used to fund loan growth. Long-term debt dropped from $21.8 million at December 31, 2021 to $6.9 million at December 31, 2022 due to the mid-year redemption of $5.0 million of its subordinated debt and maturity of a $10.0 million long-term FHLB advance. The balance of $6.9 million on December 31, 2022, consists solely of the remaining subordinated debt. See Note 9 “Short-Term Debt” and Note 10 “Long-Term Debt” to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Stockholders’ Equity

Total Stockholders’ Equity declined by $29.7 million to $70.8 million due to higher Accumulated Other Comprehensive Loss (“AOCL”) resulting from the unrealized loss on the bond portfolio. This was partially offset by net income of $8.3 million and an annual pension adjustment to AOCL of $3.7 million. Excluding the change in AOCL, Stockholders’ Equity increased in 2022 by $5.3 million.

Market Risk Management

Market risk is the sensitivity of a financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, exchange rates, and equity prices. The Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations impact the amount of interest income and expense the Bank pays or receives on the majority of their assets. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets.

The Company manages interest rate risk through an asset and liability committee (“ALCO”) composed of members of its Board of Directors and executive management. The ALCO is responsible for monitoring and managing the Company’s interest rate risk and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides an additional analysis of the sensitivity of the earnings to changes in interest rates to static gap analysis. Assumptions used in the model rates are derived from historical trends,  peer analysis, and management’s outlook, and include loans and deposit growth rates and projected yields and rates. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage-backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different assets and liability accounts move differently when the prime rate changes and is reflected in different rate scenarios.

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 300 basis points	17.8%
+ 200 basis points	12.6%
+ 100 basis points	6.6%
- 100 basis points	-7.6%

Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net market value over different rate environments:

Change in Prime Rate	% Change in Net Market Value (in thousands)
+ 300 basis points	- $ 7,477
+ 200 basis points	- $ 5,992
+ 100 basis points	- $ 4,366
- 100 basis points	$948

Prudent balance sheet management requires processes that monitor and protect the Company against unanticipated or significant changes in the level of market interest rates. Net interest income stability should be maintained in changing rate environments by ensuring that interest rate risk is kept to an acceptable level. The ability to reprice our interest-sensitive assets and liabilities over various time intervals is of critical importance.

The Company uses a variety of traditional and on-balance-sheet tools to manage our interest rate risk. Gap analysis, which monitors the “gap” between interest-sensitive assets and liabilities, is one such tool. In addition, we use simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios, the Company can position itself to take advantage of anticipated interest rate movement, and protect us from unanticipated rate movements, by understanding the dynamic nature of our balance sheet components.

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At December 31, 2022, the Company had $399.9 million in assets repricing than liabilities subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Beginning in 2020 and in much of 2021, the Company saw increased liquidity due to higher customer deposit balances related to government stimulus programs in response to the COVID-19 pandemic; however, in 2022, as expected, the Company saw these elevated levels of customer deposits begin to decline. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of December 31, 2022, liquid assets totaled $54.2 million or 4.3% of total assets, and liquid earning assets totaled $36.1 million or 2.9% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of December 31, 2022, approximately $36.8 million or 9.11% of total securities are scheduled to be paid down within one year based on contractual terms. The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

F & M Bank Corp. and Subsidiaries

Consolidated Balance Sheets (dollars in thousands)

As of December 31, 2022 and 2021

	2022	2021
Assets
Cash and due from banks	$17,926	$8,516
Money market funds and interest-bearing deposits in other banks	687	2,938
Federal funds sold	16,340	76,667
Cash and cash equivalents	34,953	88,121

Securities:
Held to maturity, at amortized cost - fair value of $125 in 2022 and 2021	125	125
Available for sale, at fair value	392,095	403,882
Other investments	11,317	9,210
Loans held for sale, at fair value	1,373	4,887
Loans held for investment, net of deferred fees and costs	743,604	662,421
Less: allowance for loan losses	(7,936)	(7,748)
Net loans held for investment	735,668	654,673

Bank premises and equipment, net	19,587	17,063
Bank premises held for sale	-	300
Interest receivable	3,995	3,117
Goodwill	3,082	3,082
Bank owned life insurance	23,554	22,878
Other assets	20,153	12,004
Total Assets	$1,245,902	$1,219,342

Liabilities
Deposits:
Noninterest bearing	$293,596	$280,993
Interest bearing	789,781	799,302
Total deposits	1,083,377	1,080,295

Short-term debt	70,000	-
Long-term debt	6,890	21,772
Other liabilities	14,843	16,819
Total Liabilities	1,175,110	1,118,886

Commitments and contingencies

Stockholders’ Equity
Common stock $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,456,237 and 3,414,306 shares issued and outstanding (26,456 and 15,859 unvested restricted shares)	17,149	17,071
Additional paid in capital – common stock	10,577	10,127
Retained earnings	83,078	78,350
Accumulated other comprehensive loss	(40,012)	(5,092)
Total Stockholders' Equity	70,792	100,456
Total Liabilities and Stockholders' Equity	$1,245,902	$1,219,342

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Income (dollars in thousands, except per share data)

For the years ended 2022 and 2021

	2022	2021
Interest and Dividend Income
Interest and fees on loans held for investment	$34,268	$32,374
Interest from loans held for sale	106	186
Interest from money market funds and federal funds sold	190	142
Interest from debt securities	7,620	2,874
Total interest and dividend income	42,184	35,576

Interest Expense
Total interest on deposits	5,735	3,336
Interest from short-term debt	760	-
Interest from long-term debt	750	966
Total interest expense	7,245	4,302

Net Interest Income	34,939	31,274

Provision for (Recovery of) Loan Losses	866	(2,821)
Net Interest Income After Provision for (Recovery of) Loan Losses	34,073	34,095

Noninterest Income
Service charges on deposit accounts	1,062	1,133
Investment services and insurance income	883	944
Mortgage banking income	1,834	4,646
Title insurance income	1,578	2,074
Income on bank owned life insurance	701	671
Low-income housing partnership losses	(817)	(861)
ATM and check card fees	2,462	2,311
Net investment securities losses	(2,852)	(525)
Gain on sale of limited partnership investment	3,785	-
Other operating income	998	913
Total noninterest income	9,634	11,306

Noninterest Expenses
Salaries	15,439	14,102
Employee benefits	4,593	4,385
Occupancy expense	1,412	1,262
Equipment expense	1,174	1,200
FDIC insurance assessment	563	414
Other real estate owned, net	59	-
Marketing expense	848	748
Legal and professional expense	821	1,068
ATM and check card fees	1,308	1,113
Telecommunication and data processing expense	2,948	2,672
Directors’ fees	560	493
Bank Franchise tax	704	711
Impairment of long-lived assets	-	171
Other operating expenses	4,480	5,001
Total noninterest expenses	34,909	33,340

Income before income taxes	8,798	12,061
Income tax expense	480	1,323
Net Income attributable to F & M Bank Corp.	8,318	10,738
Dividends paid/accumulated on preferred stock	-	(196)
Net income available to common stockholders	$8,318	$10,542

Per Common Share Data
Net income - basic	$2.41	$3.25
Net income - diluted	$2.41	$3.12
Cash dividends on common stock	$1.04	$1.04
Weighted average common shares outstanding – basic	3,449,343	3,245,086
Weighted average common shares outstanding – diluted	3,449,343	3,442,173

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (dollars in thousands)

For the years ended 2022 and 2021

	Years Ended December 31,
	2022	2021

Net Income attributable to F & M Bank Corp.	$8,318	$10,738

Other comprehensive (loss) income:
Pension plan adjustment	4,722	671
Tax effect	992	141
Pension plan adjustment, net of tax	3,730	530

Unrealized holding losses on available-for-sale securities	(51,776)	(3,823)
Tax effect	10,873	803
Unrealized holding losses, net of tax	(40,903)	(3,020)

Less:
Reclassifications adjustment for losses included in net income	2,852	525
Tax effect	599	110
Realized losses on sale of available-for-sale securities, net	2,253	415

Total other comprehensive loss	(34,920)	(2,075)

Total comprehensive (loss) income	$(26,602)	$8,663

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (dollars in thousands, except share and per share data)

For the years ended December 31, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2020	$4,558	$16,017	$6,866	$71,205	$(3,017)	$95,629
Net Income	-	-	-	10,738	-	10,738
Other comprehensive (loss)	-	-	-	-	(2,075)	(2,075)
Dividends on preferred stock ($0.96 per share)	-	-	-	(196)	-	(196)
Dividends on common stock ($1.04 per share)	-	-	-	(3,397)	-	(3,397)
Common stock issued (9,332 shares)	-	47	216	-	-	263
Preferred stock converted to common (180,261 shares)	(3,931)	1,001	2,930	-	-	-
Preferred stock redeemed (25,066 shares)	(627)	-	-	-	-	(627)
Common stock issued for Stock-based Compensation (1,332 shares)	-	6	29	-	-	35
Stock-based compensation expense	-	-	86	-	-	86
Balance, December 31, 2021	$-	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	-	8,318	-	8,318
Other comprehensive (loss)	-	-	-	-	(34,920)	(34,920)
Dividends on common stock ($1.04 per share)	-	-	-	(3,590)	-	(3,590)
Common stock issued (10,410 shares)	-	52	227	-	-	279
Common stock issued for Stock-based Compensation (5,265 shares)	-	26	30	-	-	56
Stock-based compensation expense	-	-	193	-	-	193
Balance, December 31, 2022	$-	$17,149	$10,577	$83,078	$(40,012)	$70,792

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net income	$8,318	$10,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	1,164
Amortization of intangibles	37	71
Amortization of securities	23,220	1,004
Proceeds from sale of loans held for sale originated	147,053	203,681
Gain on sale of loans held for sale originated	(2,528)	(4,679)
Loans held for sale originated	(141,011)	(189,582)
Provision for (recovery of) loan losses	866	(2,821)
Deferred tax (benefit) expense	(91)	476
Increase in interest receivable	(878)	(390)
Decrease in other assets	1,495	2,560
Decrease in accrued liabilities	2,763	(2,076)
Loss on sale of investment securities	2,852	525
Gain on sale of limited partnership investment	(3,785)	-
Amortization of limited partnership investments	817	861
Amortization of debt issuance costs	118	-
(Gain) loss on sale of fixed assets, net	(10)	114
Loss on sale and valuation adjustments of other real estate owned	59	-
Income from life insurance investment	(701)	(671)
Share based compensation expense	193	86
Loss on sale of assets held for sale	-	220
Net Cash Provided by Operating Activities	39,888	21,281

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	4,000	19,130
Proceeds from sales of securities available for sale	40,847	25,917
Purchases of securities available for sale and other investments	(108,057)	(346,857)
Proceeds from the redemption of restricted stock, net	-	790
Purchases of restricted stock, net	(2,741)	-
Proceeds from sale of limited partnership investments	3,823	-
Investment in limited partnership investment	(220)	-
Net increase in loans held for investment	(82,058)	(998)
Net decrease in loans held for sale participations	-	44,372
Net purchase of property and equipment	(3,642)	(563)
Proceeds from sale of other real estate owned	138	-
Proceeds from life insurance benefits	-	421
Proceeds from the sale of property and equipment	27	142
Cash received in branch acquisition (net of cash paid)	-	13,946
Net Cash Used in Investing Activities	(147,883)	(243,700)

Cash Flows from Financing Activities
Net change in deposits	3,082	247,484
Net change in short-term debt	70,000	-
Dividends paid in cash	(3,590)	(3,593)
Proceeds from sale of common stock	279	263
Proceeds from issuance of common stock	56	35
Repurchase of preferred stock	-	(627)
Repayments of long-term debt	(15,000)	(11,430)
Net Cash Provided by Financing Activities	54,827	232,132

Net (Decrease) increase in Cash and Cash Equivalents	(53,168)	9,713

Cash and Cash Equivalents, Beginning of Year	88,121	78,408
Cash and Cash Equivalents, End of Year	$34,953	$88,121

Supplemental Cash Flow information:
Cash paid for:
Interest	$7,441	$4,071
Income taxes	$32	$2,012

Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale, net	$(48,924)	$(3,298)
Minimum pension liability adjustment, net	$3,730	$530
Transfer from loans to other real estate owned	$197	$-
Conversion of preferred stock to common stock	$-	$(3,931)

Assets held for sale:
Donation of assets held for sale	$-	$161
Write down of assets held for sale	$-	$59

Branch purchase:
Tangible assets acquired (net of cash received)	$-	$61
Identifiable intangible assets acquired	$-	$73
Liabilities assumed	$-	$14,044

  See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

F & M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division loan production office. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services, Inc, (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”) and VSTitle, LLC (“VST”).

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a summary of significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Bank, TEB, FMFS, F&M Mortgage, and VST. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, fair value, and pension accounting.

Business Segments

The Company primarily operates two business segments, commercial banking, through F&M Bank, and mortgage banking, through F&M Mortgage. The commercial banking segment includes both commercial and consumer lending and provides customers with products such as commercial loans, real estate loans, other business financing and consumer loans. In addition, this segment provides customers with several choice deposit products, including demand deposit accounts, savings accounts, and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. Various other services are offered through TEB, FMFS and VST. For additional information, refer to Note 20,” Business Segments.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds whose initial maturity is ninety days or less and Federal funds sold.

Securities

At the time of purchase, debt securities are classified as held to maturity, available for sale or trading.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity.  Held to maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method.  Investments classified as trading or available for sale are stated at fair value.  Changes in the fair value of available for sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive loss.

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders’ equity, whereas realized gains and losses flow through the Company’s current earnings.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Securities, continued

The fair value of investment securities available for sale is estimated based on quoted prices for similar assets determined by bid quotations received from independent pricing services. Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, the Company considers our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

Other Investments

The Company has investments in low-income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners. The Company recognizes these benefits and the cost of the investments over the life of the partnership. Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.

Due to restrictions on the Company’s investments in the FHLB and the Federal Reserve Bank of Richmond (“FRB”), these securities are considered restricted and carried at cost. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital and surplus.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, and net of any deferred fees and origination costs. Loan fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to interest income using a method that approximates a constant yield.

Interest income is accrued on the unpaid principal balance. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless well-secured and in process of collection. Past due status is based on the contractual terms of the loan. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loans Held for Investment, continued

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loans Held for Sale

Loans held for sale consist of one-to-four family conforming residential real estate loans originated for sale in the secondary market by F&M Mortgage. Credit risk associated with these loans is mitigated by entering sales commitments with third party investors to purchase the loans after they are originated; the Company does not service these loans after they are sold.

The Company records loans held for sale via the fair value option; see Note 15 “Derivative Instruments and Hedging Activities, Mortgage Banking Derivatives” for additional information. The change in the fair value of loans held for sale is included in “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Troubled Debt Restructuring

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR"). The restructured terms may include rate reductions, principal forgiveness, payment forbearance or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. All TDRs are considered impaired loans and may be on accrual or nonaccrual status.

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

Loans, other than dealer finance and credit cards, are assigned an internal risk rating based on certain credit quality indicators.  The period-end balances for each loan segment are multiplied by the adjusted loss factor. Specific allowances are established for individually evaluated impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Assets Held for Sale

Assets held for sale at December 31, 2021 included one branch building that was closed during 2020. The Company periodically evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. The branch building was sold during 2022 at carrying cost. There were no assets held for sale as of December 31, 2022.

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

Bank Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods. Estimated useful lives range from 10 to 39 years for buildings, and 5 to 10 years for furniture and equipment. Maintenance, repairs, and minor improvements are charged to operations as incurred; major improvements are capitalized. Gains and losses on dispositions are reflect-ed in other income or expense.

Goodwill and Intangible Assets

Goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired, is evaluated for impairment by comparing the fair value of a reporting unit with its carrying amount. Impairment testing is performed annually as of December 31, as well as when an event triggering event may have occurred. The Company performed the internal evaluation of goodwill for December 31, 2022, and based on the results, no impairment was deemed necessary.

Acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Pension Plans

The Bank has a qualified noncontributory defined benefit pension plan which covers all full-time employees hired prior to April 1, 2012. The benefits are primarily based on years of service and earnings. The Company recognizes the over-funded or under‑funded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost. As of February 15, 2023, the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended to stop the accrual of future benefits.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the temporary differences between the book and tax bases of assets and liabilities and give current recognition to changes in tax rates and laws.

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is also recorded as income from bank owned life insurance. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made in the 2021 financial statements to conform to reporting for 2022.  These reclassifications are not considered material and had no impact on prior year’s net income, balance sheet or stockholders’ equity.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding. Nonvested restricted shares are included in the weighted average number of common shares used to compute basic earnings per share because of the dividend participation and voting rights. Diluted earnings per share includes the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

Net income available to common stockholders represents consolidated net income adjusted for preferred dividends declared. All the Company’s outstanding preferred stock was redeemed by the Company for cash or converted to common stock during the fourth quarter of 2021.

The following table provides a reconciliation of net income to net income available to common stockholders for the periods presented (dollars in thousands):

	For the year ended
	December 31, 2022	December 31, 2021
Earnings Available to Common Stockholders:
Net Income	$8,318	$10,738
Preferred stock dividends	-	196
Net Income Available to Common Stockholders	$8,318	$10,542

The following table shows the effect of dilutive preferred stock conversion on the Company's earnings per share for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2022			December 31, 2021
	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts	Net Income Available to Common Stockholders	Weighted Average Shares	Per Share Amounts
Basic EPS	$8,318	3,449,343	$2.41	$10,542	3,245,086	$3.25
Effect of Dilutive Securities:
Convertible Preferred Stock	-	-	-	196	197,087	(0.13)
Diluted EPS	$8,318	3,449,343	$2.41	$10,738	3,442,173	$3.12

Recent Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023, in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders’ equity as compared to December 31, 2022, and consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance(s) for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements, continued

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using the remaining life methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report code. The Company primarily utilizes a qualitative scorecard for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company will consider the nine qualitative adjustment factors outlined in the 2006 interagency policy statement on the ALLL. The Company’s CECL implementation process was overseen by the CECL Committee and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The ASU is effective for all entities upon issuance. The Company transitioned all loan agreements, other than SWAP loans, away from LIBOR during 2022. The SWAP loans have amended Rate Protection Agreements executed by the borrower in preparation of transition away from LIBOR by the swap holder.

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements, continued

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

Recently Adopted Accounting Developments

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications, or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. ASU 2021-04 was effective for the Company on January 1, 2022. There was no material impact due to the adoption of ASU 2021-04.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 2 SECURITIES

The amortized cost and fair value, with unrealized gains and losses, of securities held to maturity were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U. S. Treasuries	$125	$-	$13	$112
December 31, 2021
U. S. Treasuries	$125	$-	$-	$125

The amortized cost and fair value of securities available for sale are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U. S. Treasuries	$39,902	$-	$3,259	$36,643
U. S. Government sponsored enterprises	143,473	-	13,725	129,748
Securities issued by States and political subdivisions of the U.S.	46,331	27	4,160	42,198
Mortgage-backed obligations of federal agencies	183,044	77	26,246	156,875
Corporate debt securities	30,550	-	3,919	26,631
Total Securities Available for Sale	$443,300	$104	$51,309	$392,095

December 31, 2021
U. S. Treasuries	$29,847	$-	$365	$29,482
U. S. Government sponsored enterprises	134,466	-	752	133,714
Securities issued by States and political subdivisions of the U.S.	34,078	406	147	34,337
Mortgage-backed obligations of federal agencies	185,216	522	2,091	183,647
Corporate debt securities	22,555	372	225	22,702
Total Securities Available for Sale	$406,162	$1,300	$3,580	$403,882

The amortized cost and fair value of securities at December 31, 2022, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125	$112	$19,823	$19,203
Due after one year through five years	-	-	164,328	151,279
Due after five years through ten years	-	-	101,571	87,643
Due after ten years	-	-	157,578	133,970
Total	$125	$112	$443,300	$392,095

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Realized losses:
Gross realized losses	$(2,852)	$(525)
Net realized losses	$(2,852)	$(525)
Proceeds from sales of securities	$40,847	$25,917

There were no pledged securities at December 31, 2022 or 2021.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 2 SECURITIES, CONTINUED

As of December 31, 2022, other investments consist of investments in twelve low-income housing and historic equity partnerships (carrying basis of $5.9 million), stock in the FHLB (carrying basis of $3.6 million), and various other investments (carrying basis of $1.2 million). The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The market values of these securities are estimated to approximate their carrying values as of December 31, 2022. At December 31, 2022, the Company was committed to invest an additional $796 thousand in three low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

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

A summary of unrealized losses and the length of time in a continuous loss position, by security type of December 31, 2022 and 2021 were as follows (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U. S. Government treasuries	$9,657	$362	$26,987	$2,897	$36,644	$3,259
U. S. Government sponsored enterprises	13,914	1,083	115,835	12,642	129,749	13,725
Securities issued by State and political subdivisions in the U.S.	21,805	1,426	18,710	2,734	40,515	4,160
Mortgage-backed obligations of federal agencies	32,823	2,429	119,892	23,817	152,715	26,246
Corporate debt securities	16,252	2,198	10,379	1,721	26,631	3,919
Total	$94,451	$7,498	$291,803	$43,811	$386,254	$51,309

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	FairValue	Unrealized Losses	FairValue	Unrealized Losses
December 31, 2021
U. S. Government treasuries	$29,481	$365	$-	$-	$29,481	$365
U. S. Government sponsored enterprises	93,714	752	-	-	93,714	752
Securities issued by State and political subdivisions in the U.S.	13,308	147	-	-	13,308	147
Mortgage-backed obligations of federal agencies	126,501	1,871	10,074	220	136,575	2,091
Corporate debt securities	8,825	225	-	-	8,825	225
Total	$271,829	$3,360	$10,074	$220	$281,903	$3,580

At December 31, 2022 there were $291.8 million or 74 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $43.8 million. At December 31, 2021 there were $10.0 million or 4 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $220 thousand.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 2 SECURITIES, CONTINUED

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2022 and 2021 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility in increased interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, most the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.

NOTE 3 LOANS

Loans held for investment as of December 31, 2022, and 2021 were as follows (dollars in thousands):

	2022	2021
Construction/Land Development	$68,671	$75,236
Farmland	74,322	66,344
Real Estate	153,281	139,552
Multi-Family	9,622	4,887
Commercial Real Estate	195,163	163,564
Home Equity – closed end	4,707	6,262
Home Equity – open end	46,928	44,247
Commercial & Industrial – Non-Real Estate	56,625	44,224
Consumer	6,488	8,036
Dealer Finance	125,125	107,346
Credit Cards	3,242	3,000
Gross loans	744,174	662,698
Less: Deferred loan fees, net of costs	(570)	(277)
Total	$743,604	$662,421

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $209.8 million and $163.3 million as of December 31, 2022 and 2021, respectively.  The Company maintains a blanket lien on its entire residential real estate portfolio and certain commercial and home equity loans.

Loans held for sale consists of loans originated by F&M Mortgage for sale in the secondary market.  The volume of loans fluctuates due to changes in secondary market rates, which affects demand for mortgage loans.  Loans held for sale as of December 31, 2022 and 2021 were $1.4 million and $4.9 million, respectively.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 3 LOANS, CONTINUED

The following table shows the recorded investment in impaired loans by segment as of December 31, 2022 and 2021 (dollars in thousands). The Recorded Investment is defined as the principal balance less principal payments and charge-offs.

	December 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Construction/Land Development	$332	$332	$-	$645	$645	$-
Farmland	2,535	2,079	-	2,619	2,286	-
Real Estate	1,882	1,882	-	2,748	2,748	-
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	8,131	8,131	-	8,511	8,494	-
Home Equity – closed end	-	-	-	148	147	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	5	5	-
Credit cards	-	-	-	-	-	-
Dealer Finance	7	7	-	12	12	-
	12,887	12,431	-	14,688	14,337	-
Impaired loans with a valuation allowance
Construction/Land Development	521	521	228	-	-	-
Farmland	-	-	-	-	-	-
Real Estate	1,378	1,378	92	1,172	1,172	119
Multi-Family	-	-	-	-	-	-
Commercial Real Estate	980	980	11	6,004	6,004	603
Home Equity – closed end	-	-	-	-	-	-
Home Equity – open end	-	-	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Dealer Finance	55	55	13	95	95	14
	2,934	2,934	344	7,271	7,271	736
Total impaired loans	$15,821	$15,365	$344	$21,959	$21,608	$736

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 3 LOANS, CONTINUED

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans (dollars in thousands):

	December 31, 2022		December 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Construction/Land Development	$474	$19	$984	$29
Farmland	2,137	161	1,760	126
Real Estate	2,107	101	4,575	155
Multi-Family	-	-	-	-
Commercial Real Estate	8,851	393	9,225	253
Home Equity – closed end	-	-	414	18
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	2	-
Consumer	-	-	1	-
Credit cards	-	-	-	-
Dealer Finance	11	1	14	1
	13,580	675	16,975	582
Impaired loans with a valuation allowance
Construction/Land Development	261	24	-	-
Farmland	-	-	420	-
Real Estate	1,466	71	1,399	45
Multi-Family	-	-	-	-
Commercial Real Estate	1,935	47	6,201	172
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	62	6	112	9
	3,724	148	8,132	226
Total impaired loans	$17,304	$823	$25,107	$808

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 3 LOANS, CONTINUED

The following table is an aging analysis of the recorded investment of the Company’s portfolio loans held for investment at December 31, 2022 and 2021 (dollars in thousands):

	30-59 Days Past due	60-89 Days Past due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2022
Construction/Land Development	$477	$539	$21	$1,037	$67,634	$68,671	$21	$-
Farmland	85	18	-	103	74,219	74,322	1,458	-
Real Estate	1,825	282	86	2,193	151,088	153,281	419	-
Multi-Family	-	-	-	-	9,622	9,622	-	-
Commercial Real Estate	234	82	-	316	194,847	195,163	-	-
Home Equity – closed end	3	-	-	3	4,704	4,707	-	-
Home Equity – open end	385	177	-	562	46,366	46,928	-	-
Commercial & Industrial – Non- Real Estate	104	-	104	208	56,417	56,625	101	31
Consumer	11	11	15	37	6,451	6,488	15	-
Dealer Finance	1,117	228	199	1,544	123,581	125,125	210	5
Credit Cards	51	9	2	62	3,180	3,242	-	2
Less: Deferred loan fees, net of costs	-	-	-	-	(570)	(570)	-	-
Total	$4,292	$1,346	$427	$6,065	$737,539	$743,604	$2,224	$38

	30-59 Days Past due	60-89 Days Past due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Non-Accrual Loans	Recorded Investment >90 days & accruing
December 31, 2021
Construction/Land Development	$360	$41	$38	$439	$74,797	$75,236	$302	$-
Farmland	-	-	-	-	66,344	66,344	1,320	-
Real Estate	1,254	89	395	1,738	137,814	139,552	827	-
Multi-Family	-	-	-	-	4,887	4,887	-	-
Commercial Real Estate	-	-	108	108	163,456	163,564	2,975	-
Home Equity – closed end	53	-	-	53	6,209	6,262	-	-
Home Equity – open end	471	216	-	687	43,560	44,247	-	-
Commercial & Industrial – Non- Real Estate	35	1	43	79	44,145	44,224	-	43
Consumer	9	67	-	76	7,960	8,036	1	-
Dealer Finance	694	91	16	801	106,545	107,346	40	-
Credit Cards	16	-	-	16	2,984	3,000	-	-
Less: Deferred loan fees, net of costs	-	-	-	-	(277)	(277)	-	-
Total	$2,892	$505	$600	$3,997	$658,424	$662,421	$5,465	$43

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 4 ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

December 31, 2022	Beginning Balance	Charge-offs	Recoveries	Provision for (Recovery of) Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$977	$-	$-	$41	$1,018	$228	$790
Farmland	448	-	-	122	570	-	570
Real Estate	1,162	17	-	243	1,388	92	1,296
Multi-Family	29	-	-	42	71	-	71
Commercial Real Estate	2,205	-	-	(190)	2,015	11	2,004
Home Equity – closed end	41	-	-	(3)	38	-	38
Home Equity – open end	407	84	130	(8)	445	-	445
Commercial & Industrial – Non- Real Estate	288	46	49	159	450	-	450
Consumer	520	153	84	(370)	81	-	81
Dealer Finance	1,601	1,280	691	780	1,792	13	1,779
Credit Cards	70	66	14	50	68	-	68
Total	$7,748	$1,646	$968	$866	$7,936	$344	$7,592

December 31, 2021	Beginning Balance	Charge-offs	Recoveries	Provision for (Recovery of) Loan Losses	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$1,249	$-	$307	$(579)	$977	$-	$977
Farmland	731	-	-	(283)	448	-	448
Real Estate	1,624	-	76	(538)	1,162	119	1,043
Multi-Family	54	-	-	(25)	29	-	29
Commercial Real Estate	3,662	-	19	(1,476)	2,205	603	1,602
Home Equity – closed end	55	-	-	(14)	41	-	41
Home Equity – open end	463	-	13	(69)	407	-	407
Commercial & Industrial – Non-Real Estate	363	40	37	(72)	288	-	288
Consumer	521	33	24	8	520	-	520
Dealer Finance	1,674	1,038	754	211	1,601	14	1,587
Credit Cards	79	54	29	16	70	-	70
Total	$10,475	$1,165	$1,259	$(2,821)	$7,748	$736	$7,012

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 4 ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table presents the recorded investment in loans based on impairment method as of December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,671	$853	$67,818
Farmland	74,322	2,079	72,243
Real Estate	153,281	3,260	150,021
Multi-Family	9,622	-	9,622
Commercial Real Estate	195,163	9,111	186,052
Home Equity – closed end	4,707	-	4,707
Home Equity –open end	46,928	-	46,928
Commercial & Industrial – Non-Real Estate	56,625	-	56,625
Consumer	6,488	-	6,488
Dealer Finance	125,125	62	125,063
Credit Cards	3,242	-	3,242
Gross Loans	744,174	15,365	728,809
Less: Deferred loan fees, net of costs	(570)	-	(570)
Total	$743,604	$15,365	$728,239

December 31, 2021	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$75,236	$645	$74,591
Farmland	66,344	2,286	64,058
Real Estate	139,552	3,920	135,632
Multi-Family	4,887	-	4,887
Commercial Real Estate	163,564	14,498	149,066
Home Equity – closed end	6,262	147	6,115
Home Equity –open end	44,247	-	44,247
Commercial & Industrial – Non-Real Estate	44,224	-	44,224
Consumer	8,036	5	8,031
Dealer Finance	107,346	107	107,239
Credit Cards	3,000	-	3,000
Gross Loans	662,698	21,608	641,090
Less: Deferred loan fees, net of costs	(277)	-	(277)
Total	$662,421	$21,608	$640,813

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 4 ALLOWANCE FOR LOAN LOSSES, CONTINUED

The following table shows the Company’s loan portfolio broken down by internal loan grade as of December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$4	$11,112	$42,684	$13,116	$1,213	$542	$-	$68,671
Farmland	155	269	11,373	38,051	22,069	947	1,458	-	74,322
Real Estate	-	553	27,003	86,269	28,560	6,950	3,946	-	153,281
Multi-Family	-	-	963	5,116	3,430	113	-	-	9,622
Commercial Real Estate	-	3,097	55,662	72,779	41,749	13,878	7,998	-	195,163
Home Equity – closed end	-	48	1,065	2,560	639	382	13	-	4,707
Home Equity – open end	27	1,272	18,671	23,207	2,091	1,611	49	-	46,928
Commercial & Industrial - Non-Real Estate	10	516	12,934	26,310	15,613	911	331	-	56,625
Consumer (excluding dealer)	33	286	2,965	3,105	68	16	15	-	6,488
Gross loans	$225	$6,045	$141,748	$300,081	$127,335	$26,021	$14,352	$-	$615,807
Less: Deferred loan fees, net of costs									(570)
Total									$615,237

								Credit Cards	Dealer Finance
Performing								$3,240	$124,910
Nonperforming								2	215
Total								$3,242	$125,125

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 4 ALLOWANCE FOR LOAN LOSSES, CONTINUED

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

December 31, 2022 and 2021

NOTE 4 ALLOWANCE FOR LOAN LOSSES, CONTINUED

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

NOTE 5 TROUBLED DEBT RESTRUCTURING

Troubled debt restructurings include modifications of interest rates, revisions to amortization schedules, suspension of principal payments for a temporary period, re-advancing funds to be applied as payments to bring the loan current, or any combination thereof. All TDRs are reviewed for impairment in accordance with the Company’s ALLL methodology. The Company considers loans placed on nonaccrual status or 90 days past due to be nonperforming. There were no nonperforming TDRs at December 31, 2022 or 2021.

The following table shows, by modification type, TDRs that occurred during 2022 and 2021 (dollars in thousands):

	December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended maturity	3	$44	$44
Change in terms	1	$162	$162
Total	4	$206	$206

	December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Change in terms	3	$1,080	$1,080
Total	3	$1,080	$1,080

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

Note 6 Bank Premises and Equipment

Bank premises and equipment as of December 31 are summarized as follows (dollars in thousands):

	2022	2021
Land	$4,115	$4,115
Buildings and improvements	16,040	15,956
Furniture and equipment	13,483	10,052
	33,638	30,123
Less ‑ accumulated depreciation	(14,051)	(13,060)
Net	$19,587	$17,063

Depreciation of $1.1 million in 2022 and $1.2 million in 2021 was charged to operations.

NOTE 7 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (OREO) activity for 2022 (dollars in thousands). There was no OREO activity in 2021.

2022
Balance as of January 1	$-
Loans transferred to OREO	197
Sale of OREO	(138)
Write down of OREO and losses on sale	(59)
Balance as of December 31	$-

Activity in the valuation allowance was as follows:	2022
Balance as of January 1	$-
Provision charged to expense	-
Reductions from sales of real estate owned	-
Balance as of December 31	$-

(Income) expenses related to foreclosed assets include:

2022
Net loss on sales	$59
(Income) expenses related to foreclosed assets	$59

There were no real estate owned properties at December 31, 2022 and 2021. At December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $82 thousand.

NOTE 8 DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2022 and 2021 were $12.7 million and $12.4 million. At December 31, 2022, the scheduled maturities of all time deposits are as follows (dollars in thousands):

2023	$67,295
2024	31,265
2025	12,979
2026	4,755
2027	2,898
Thereafter	-
Total	$119,192

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 9 SHORT‑TERM DEBT

Short-term debt, all maturing within 12 months, as of December 31, 2022 is summarized as follows (dollars in thousands). There was no short-term debt outstanding at December 31, 2021.

	Highest Month- End Balance	Outstanding at Year End	Average Balance	Weighted Average Rate
2022
Federal funds purchased	$1,989	$-	$883	2.99%
FHLB short-term	70,000	70,000	25,241	2.81%
Totals		$70,000	$26,124	2.82%

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. FHLB advances are secured by a blanket lien on the qualifying loans in the Company’s residential, commercial and home equity loan portfolios. Short-term debt totaled $70.0 million at December 31, 2022, and consisted of FHLB advances which were used to fund loan growth.

As of December 31, 2022, the Company had unsecured lines of credit with correspondent banks totaling $90.0 million which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 10 LONG-TERM DEBT

At December 31, 2022 and December 31, 2021 long-term borrowings from the FHLB were $0 and $10.0 million, respectively. The interest rates on long-term debt are fixed at the time of the advance; the weighted average interest rate was .81% at December 31, 2021.  The Bank has a $15.0 million letter of credit at FHLB that is pledged to the Commonwealth of Virginia to secure public funds.

On July 29, 2020, the Company sold and issued to certain institutional accredited investors $5.0 million in aggregate principal amount of 5.75% fixed rated subordinated notes due July 31, 2027 (the “2027 Notes”) and $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030 (the “2030 Notes”). The 2027 Notes bear interest at 5.75% per annum, payable semi-annually in arrears.  On July 29, 2022 the Company redeemed the $5.0 million in 2027 notes.

The 2030 Notes bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the 2030 Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The 2030 Notes will mature on July 31, 2030.  The subordinated notes, net of issuance costs totaled $6.9 million and $11.8 million at December 31, 2022 and December 31, 2021, respectively.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 11 INCOME TAX EXPENSE

The components of income tax expense were as follows (dollars in thousands):

	2022	2021
Current expense	$571	$847
Deferred expense (benefit)	(91)	476
Total Income Tax Expense	$480	$1,323

The components of deferred taxes as of December 31, were as follows (dollars in thousands):

	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$1,667	$1,627
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	580	757
Low-income housing partnerships losses	375	326
Core deposit amortization	29	29
SBA fees	-	47
Lease Liability	170	172
Unfunded pension benefit obligation	-	875
VST income	-	2
Assets available for sale	-	32
Prepaid pension	45	-
Unvested restricted stock	19	-
Net unrealized loss on securities available for sale	10,753	479
Total Assets	$13,641	$4,349

	2022	2021
Deferred Tax Liabilities:
Unearned low-income housing credits	$34	$63
Depreciation	506	567
Prepaid pension	-	114
Unfunded pension benefit obligation	117	-
Goodwill tax amortization	583	576
Right of Use Asset	165	149
Total Liabilities	1,405	1,469
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$12,236	$2,880

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates (dollars in thousands):

	2022	2021
Tax expense at federal statutory rates	$1,848	$2,533
Increases (decreases) in taxes resulting from:
Tax-exempt income	(228)	(172)
LIH and historic credits	(868)	(913)
Other	(272)	(125)
Total Income Tax Expense	$480	$1,323

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes. The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2019.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 12 EMPLOYEE BENEFITS

Defined Benefit Pension Plan

The Company has a qualified noncontributory defined benefit pension plan which covers substantially all employees hired before April 1, 2012.  The benefits are primarily based on years of service and earnings.  The Company uses December 31st as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2022 and 2021 (dollars in thousands):

	2022	2021
Change in Benefit Obligation
Benefit obligation, beginning	$15,557	$15,456
Service cost	759	862
Interest cost	415	379
Actuarial loss	(5,421)	-
Benefits paid	(1,145)	(1,140)
Decrease in Obligation due to Curtailment	(2,154)	-
Benefit obligation, ending	$8,011	$15,557

Change in Plan Assets
Fair value of plan assets, beginning	$11,235	$11,201
Actual return on plan assets	(2,303)	1,174
Benefits paid	(1,145)	(1,140)
Fair value of plan assets, ending	$7,787	$11,235
Funded status at the end of the year	$(224)	$(4,322)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 17, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 12 EMPLOYEE BENEFITS, CONTINUED

Defined Benefit Pension Plan, continued

	2022	2021
Amount recognized in the Consolidated Balance Sheet
(Accrued) prepaid benefit cost	$(780)	$(156)
Over funded (unfunded) pension benefit obligation under ASC 325-960	556	(4,166)
Deferred taxes	(995)	875

Amount recognized in accumulated other
comprehensive income (loss)
Net income (loss)	$556	$(4,166)
Prior service cost	-	-
Amount recognized	556	(4,166)
Deferred taxes	(117)	875
Amount recognized in accumulated comprehensive (loss)	$(439)	$(3,291)

Accrued benefit detail
Benefit obligation	$(8,011)	$(15,557)
Fair value of assets	7,787	11,235
Unrecognized net actuarial (income) loss	(556)	4,166
Accrued benefits	$(780)	$(156)

Components of net periodic benefit cost
Service cost	$758	$862
Interest cost	415	379
Expected return on plan assets	(781)	(791)
Recognized net actuarial loss	232	289
Net periodic benefit cost	$624	$739

Other changes in plan assets and benefit obligations
recognized in other comprehensive (income) loss
Net gain	$(4,722)	$(671)
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	$(4,722)	$(671)

Total recognized in net periodic benefit cost and other
Comprehensive (loss) income	$(4,098)	$67

Additional disclosure information
Accumulated benefit obligation	$8,011	$11,473
Vested benefit obligation	$8,011	$11,473
Discount rate used for net pension cost	2.75%	2.50%
Discount rate used for disclosure	5.00%	2.75%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%
Average remaining service (years)	10.89	11.26

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 12 EMPLOYEE BENEFITS, CONTINUED

Funding Policy

Due to the current funding status of the plan, the Company did not make a contribution in 2022 or 2021.  The net periodic pension cost of the plan for 2023 will be approximately ($150 thousand).  The Company was not subject to settlement accounting in 2022 and does not anticipate being subject to settlement accounting in 2023. As of February 15, 2023, the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended to stop the accrual of future benefits.

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

Asset Allocation

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equity. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.  The pension plan’s allocations as of December 31, 2022 and 2021 were 38% fixed income and 62% equity.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2022, are as follows (dollars in thousands):

2023	$1,252
2024	48
2025	548
2026	998
2027	1,223
2028-2032	2,587
$6,656

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP which provides stock ownership to substantially all employees of the Company.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $400 thousand in 2022 and $472 thousand in 2021 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 170,905 and 158,905 at December 31, 2022 and 2021, respectively.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 12 EMPLOYEE BENEFITS, CONTINUED

401(k) Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $475 thousand and $444 thousand in 2022 and 2021, respectively.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $187 thousand in 2022 and $125 thousand in 2021.  A liability is accrued for the obligation under the plan and totaled $3.4 million and $3.9 million at December 31, 2022 and 2021, respectively.

Investments in Life Insurance Contracts

The Bank currently offers a variety of benefit plans to all full-time employees. The costs of these plans are generally tax deductible to the Bank; however, to help offset the benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (BOLI) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt.  Rates of return on a tax-equivalent basis are favorable when compared to other long-term investments which the Bank might make.  The accrued liability related to the BOLI contracts was $729 thousand and $669 thousand for December 31, 2022 and 2021, respectively.

Stock Incentive Plan

The Company has a Stock Incentive Plan, which was designed to further the long-term stability and financial success of the Company by attracting and retaining personnel, including employees, directors, and consultants, using stock and stock-based incentives.  The plan was adopted by the Company’s Board, effective upon shareholder approval on May 2, 2020 and will expire on March 18, 2030. The plan provides for the granting of an option, restricted stock, restricted stock unit, stock appreciation right, or stock award to employees, directors, and consultants. It authorizes the issuance of up to 200,000 shares of the Company’s common stock.

The Company’s Compensation Committee of the Board of Directors administers the plan including designating employees, directors, or other recipients to whom awards are to be granted, the amount of the award or equity to be granted, and the terms and conditions applicable to each award. On March 7, 2023, the Company’s Compensation Committee awarded 23,556 shares with a fair value of $526 thousand from this plan to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,309 shares with a fair value of $29 thousand to directors. These shares vested upon issuance. As of December 31, 2022 and 2021 the total unrecognized compensation cost related to the nonvested restricted stock awards were $580 thousand and $338 thousand, respectively.

The following table summarizes the status of the Company’s nonvested awards for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	15,869	$26.78
Granted	18,908	30.85
Vested	(5,265)	27.72
Forfeited	(3,056)	29.05
Nonvested at December 31, 2022	26,456	29.24

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 13 CONCENTRATIONS OF CREDIT

The Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $4.6 million and $3.9 million at December 31, 2022 and 2021, respectively. The Bank has established procedures for measuring and monitoring the concentration risk in correspondent banks and performs quarterly reviews of the financial condition of correspondent banks to assess and monitor risks.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the Shenandoah Valley of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2022, approximately 74% of the loan portfolio was secured by real estate.

NOTE 14 COMMITMENTS

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet.  As of the December 31, 2022 and 2021, the Company had the following commitments outstanding (dollars in thousands):

	2022	2021
Commitments to extend credit	$265,976	$257,229
Standby letters of credit	2,696	2,818

The Company uses the same credit policies in making commitments to extend credit and issue standby letters of credit as it does for the loans reflected in the consolidated balance sheet.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral required, if any, upon extension of credit is based on management's evaluation of the borrower’s ability to pay.  Collateral may include accounts receivable, inventory, property, plant and equipment.

NOTE 15 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Mortgage Banking Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business total $1.4 million as of December 31, 2022 of which $1.4 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments

The Company, through F&M Mortgage Company, enters commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (IRLCs). Such rate lock commitments on mortgage loans to be sold in the secondary market are derivatives. Upon entering a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment).

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 15 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, CONTINUED

The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best-efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the rate loan commitments will close.

The fair value of these derivative instruments is reported in “Other liabilities” in the Consolidated Balance Sheet at December 31, 2022, and totaled $92 thousand, with a notional amount of $12.2 million and total positions of 38. The fair value of the IRLCs at December 31, 2021 totaled $258 thousand, with a notional amount of $18.8 million and total positions of 70. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended December 31, 2021. The Company’s IRLCs are classified as Level 2. At December 31, 2022 and 2021, each IRLC and all LHFS were subject to a forward sales commitment on a best- efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022 totaled $186 thousand, with a notional amount of $13.6 million and total positions of 43. The fair value of forward sales commitments is reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2021, and totaled $112 thousand, with a notional amount of $23.7 million and total positions of 91.

Derivative Financial Instruments

In the past, the Company issued certificates of deposit with an interest rate derived from the rate of return based on The Dow Jones Industrial Average.  To manage the interest rate risk associated with this deposit product, the Company purchased a series of forward option contracts. These contracts were accounted for as fair value hedges.  Because the certificates of deposit can be redeemed by the customer at any time and the related forward options contracts cannot be cancelled by the Company, the hedge is not considered effective. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  There was no ineffective portion included in the consolidated income statement for the years ended December 31, 2022 and 2021.

At December 31, the information pertaining to the forward option contracts, included in other assets and other liabilities on the balance sheet, is as follows (dollars in thousands):

	2022	2021
Notional amount	$-	$7
Fair value of contracts, included in other assets	-	3

The last certificate of deposit matured in April 2022 and the Company no longer issues this deposit product.

NOTE 16 TRANSACTIONS WITH RELATED PARTIES

Executive officers, directors and their affiliates are customers of the Bank and had transactions with the Company in the normal course of business. Management believes these transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 16 TRANSACTIONS WITH RELATED PARTIES, CONTINUED

Loan transactions with related parties are shown in the following table (dollars in thousands):

	2022	2021
Total loans, beginning of year	$23,379	$22,685
New loans	5,073	6,506
Relationship changes	(75)	(98)
Repayments	(5,950)	(5,714)
Total loans, end of year	$22,427	$23,379

Deposits of executive officers, directors and their affiliates were $9.2 million and $8.8 million on December 31, 2022 and 2021, respectively.  Management believes these deposits were made under the same terms available to other customers of the bank.

NOTE 17 FAIR VALUE MEASUREMENTS

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

The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Loans Held for Sale

The Company uses the fair value accounting for its entire portfolio of originated loans held for sale in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s originated loans held for sale through F&M Mortgage is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Company conducts business. The Company’s portfolio of loans held for sale through F&M Mortgage is classified as Level 2. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 FAIR VALUE MEASUREMENTS, CONTINUED

Derivative assets – IRLCs

The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the rate lock commitments will close.  The Company’s IRLCs are classified as Level 2.

Derivative Asset/Liability – Forward Sale Commitments

The Company uses the fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best-efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best-efforts commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale. The Company’s forward sale commitments are classified Level 2.

Derivative Asset/Liability – Indexed Certificate of Deposit

The Company’s derivatives, which are associated with the Indexed Certificate of Deposit (ICD) product once offered, are recorded at fair value based on third party vendor supplied information using discounted cash flow analysis from observable-market based inputs, which are considered Level 2 inputs.  This product is no longer offered, and the remaining certificates of deposits matured in April 2022.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2022, and 2021 (dollars in thousands):

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,373	$-	$1,373	$-
U. S. Treasury securities	36,643	-	36,643	-
U.S. Government sponsored enterprises	129,748	-	129,748	-
Securities issued by States and political subdivisions of the US	42,198	-	42,198	-
Mortgage-backed obligations of federal agencies	156,875	-	156,875	-
Corporate debt securities	26,631	-	26,631	-
Forward sales commitments	186	-	186	-
Assets at Fair Value	$393,654	$-	$393,654	$-

Liabilities:
IRLC	$92	$-	$92	$-
Liabilities at Fair Value	$92	$-	$92	$-

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 FAIR VALUE MEASUREMENTS, CONTINUED

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Assets Held for Sale

Assets held for sale were transferred from bank premises at the lower of cost less accumulated depreciation or fair value at the date of transfer. The Company evaluates the value of assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs, as needed. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the assets held for sale as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset held for sale as nonrecurring Level 3.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. TDRs are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually-evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The fair value of an impaired loan and measurement of associated loss is based on one of three methods: the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. The observable market price of a loan is categorized as a Level 1 input. The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a TDR.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 FAIR VALUE MEASUREMENTS, CONTINUED

Impaired Loans, continued

Loans measured using the fair value of collateral method are categorized in Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable; most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations.

The value of real estate collateral is determined by an independent appraisal utilizing an income or market valuation approach.  The Company discounts the appraised value by estimated selling costs to arrive at net fair value.  Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 3) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of December 31, 2022 and 2021, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of the collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

December 31, 2022	Total	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,286	-	-	1,286
Commercial Real Estate	969	-	-	969
Dealer Finance	42	-	-	42
Impaired loans	$2,590	$-	$-	$2,590
Bank premises held for sale	$-	$-	$-	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Real Estate	$1,053	$-	$-	$1,053
Commercial Real Estate	5,401	-	-	5,401
Dealer Finance	81	-	-	81
Impaired loans	$6,535	$-	$-	$6,535
Bank premises held for sale	$300	$-	$-	$300

The following table presents information about Level 3 Fair Value Measurements for December 31, 2022 and 2021:

	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$2,590 thousand	Discounted appraised value	Discount for selling costs and marketability	10.00%-33.00% (Average 19.00%)

	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$6,535 thousand	Discounted appraised value	Discount for selling costs and marketability	11.76%-28.00% (Average 17.31%)

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 FAIR VALUE MEASUREMENTS, CONTINUED

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a level three input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets OREO both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The Company did not have any OREO at December 31, 2022 and 2021.

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and 2021.  Fair values for December 31, 2022 and 2021 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows (dollars in thousands):

Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets:
Cash and cash equivalents	$34,953	$34,953	$-	$-	$34,953
Securities	392,220	-	392,220	-	392,220
Loans held for sale	1,373	-	1,373	-	1,373
Loans held for investment, net	743,604	-	-	720,806	720,806
Interest receivable	3,995	-	3,995	-	3,995
Bank owned life insurance	23,554	-	23,554	-	23,554
Forward sales commitments	186	-	186	-	186
Total	$1,199,885	$34,953	$421,328	$720,806	$1,177,087
Liabilities:
Deposits	$1,083,377	$-	$1,080,909	$-	$1,080,909
Short-term debt	70,000	-	-	70,000	70,000
Long-term debt	6,890	-	-	6,778	6,778
IRLC	92	-	92	-	92
Interest payable	295	-	295	-	295
Total	$1,160,654	$-	$1,081,296	$76,778	$1,158,074

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 17 FAIR VALUE MEASUREMENTS, CONTINUED

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

NOTE 18 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK

The principal source of funds of F & M Bank Corp. is dividends paid by the Bank.  The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2023, approximately $18.9 million was available for dividend distribution without permission of the Board of Governors.  Dividends paid by the Bank to the Company totaled $6.0 million in 2022 and $2.2 million in 2021.

NOTE 19 REGULATORY MATTERS

Banking regulators have established a uniform system to address the adequacy of capital for financial institutions.  The rules require minimum capital levels based on risk-adjusted assets.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for 2022 was 5.64% and for 2021 was 7.00%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles.  Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 19       REGULATORY MATTERS, CONTINUED

The minimum capital amounts and ratios are defined in the regulations and the amounts are set forth in the table below (dollars in thousands).  The Bank has maintained capital levels far above the minimum requirements throughout the year, and as of December 31, 2022 and 2021, the Bank meets all capital adequacy requirements to which they are subject.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$114,455	13.64%	$67,124	8.00%	$83,905	10.00%
Tier 1 risk-based ratio	106,519	12.70%	50,343	6.00%	67,124	8.00%
Common equity tier 1	106,519	12.70%	37,757	4.50%	54,538	6.50%
Tier 1 leverage ratio	106,519	8.22%	51,842	4.00%	64,802	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$111,389	15.00%	$59,425	8.00%	$74,282	10.00%
Tier 1 risk-based ratio	103,641	13.95%	44,569	6.00%	59,425	8.00%
Common equity tier 1	103,641	13.95%	33,427	4.50%	48,283	6.50%
Tier 1 leverage ratio	103,641	8.62%	48,100	4.00%	60,125	5.00%

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 20 BUSINESS SEGMENTS

The following tables show the statement of operations and assets by segment as of December 31, 2022 and 2021 (dollars in thousands).

	December 31, 2022
	F&M Bank	F&M Mortgage	TEB Life/FMFS	VS Title	Parent Only	Eliminations	F&M Bank Corp. Consolidated
Revenues:
Interest Income	$42,066	$106	$34	$-	$46	$(68)	$42,184
Service charges on deposits	1,062	-	-	-	-	-	1,062
Investment services and insurance income	-	-	894	-	-	(11)	883
Mortgage banking income, net	-	2,595	-	-	-	(761)	1,834
Title insurance income	-	-	-	1,578	-	-	1,578
Net investment securities losses	(2,852)						(2,852)
Gain on sale of limited partnership investment	-	-	3,785	-	-	-	3,785
Other operating income	3,343	1	-	-	-	-	3,344
Total income (loss)	43,619	2,702	4,713	1,578	46	(840)	51,818
Expenses:
Interest Expense	6,567	35	-	-	711	(68)	7,245
Provision for loan losses	866	-	-	-	-	-	866
Salary and benefit expense	15,897	2,430	456	1,249	-	-	20,032
Other operating expenses	14,375	884	66	326	(2)	(772)	14,877
Total expense	37,705	3,349	522	1,575	709	(840)	43,020
Net income (loss) before taxes	5,914	(647)	4,191	3	(663)	-	8,798
Income tax expense (benefit)	(229)	-	881	-	(172)	-	480
Net Income (Loss)	$6,143	$(647)	$3,310	$3	$(491)	$-	$8,318
Total Assets	$1,250,185	$9,878	$3,897	$3,298	$77,994	$(99,350)	$1,245,902
Goodwill	$2,868	$-	$-	$3	$211	$-	$3,082

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 20 BUSINESS SEGMENTS, CONTINUED

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

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 21 PARENT COMPANY ONLY FINANCIAL STATEMENTS

Balance Sheets

December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Assets
Cash and cash equivalents	$6,747	$8,824
Investment in subsidiaries	71,093	102,808
Other investments	355	135
Income tax receivable (including due from subsidiary)	-	463
Goodwill and intangibles	258	190
Receivable from subsidiary bank	-	149
Total Assets	$78,453	$112,569

Liabilities
Deferred income taxes	24	47
Income taxes payable	54	-
Payable to subsidiary bank	515	-
Accrued interest	178	294
Long-term liability	6,890	11,772
Total Liabilities	$7,661	$12,113

Stockholders’ Equity
Common stock	17,149	17,071
Additional paid in capital	10,577	10,127
Retained earnings	83,078	78,350
Accumulated other comprehensive loss	(40,012)	(5,092)
Total Stockholders' Equity	70,792	100,456
Total Liabilities and Stockholders' Equity	$78,453	$112,569

Statements of Income

For the years ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Income
Dividends from affiliate	$6,000	$2,232
Other income	49	1
Total Income	6,049	2,233

Expenses
Total expenses	711	812

Net income before income tax expense and undistributed subsidiary net income	5,338	1,421

Income tax benefit	(172)	(77)

Income before undistributed subsidiary net income	5,510	1,498
Undistributed subsidiary net income	2,808	9,240
Net Income F&M Bank Corp.	$8,318	$10,738

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 21 PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED

Statements of Cash Flows

For the years ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$8,318	$10,738
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed subsidiary income	(2,808)	(9,240)
Deferred tax benefit	(420)	(35)
Decrease (increase) in other assets	544	(409)
Increase in other liabilities	453	19
Long-term debt fee amortization	118	32
Share based compensation expense	193	86
Net Cash Provided by Operating Activities	6,398	1,191

Cash Flows from Investing Activities
Purchase limited liability interest	(220)	-
Net Cash Used in Investing Activities	(220)	-

Cash Flows from Financing Activities
Repayments of long-term debt	(5,000)	-
Repurchase of preferred stock	-	(627)
Proceeds from the sale of common stock	279	263
Proceeds from issuance of common stock	56	35
Dividends paid in cash	(3,590)	(3,593)
Net Cash Used in Financing Activities	(8,255)	(3,922)

Net decrease in Cash and Cash Equivalents	(2,077)	(2,731)

Cash and Cash Equivalents, Beginning of Year	8,824	11,555
Cash and Cash Equivalents, End of Year	$6,747	$8,824

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 22 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss

Balance at December, 31, 2020	$804	$(3,821)	$(3,017)
Change in unrealized securities gains (losses), net of tax benefit of $803	(3,020)	-	(3,020)
Change in unfunded pension liability, net of tax of $141	-	530	530
Reclassification for previously unrealized net losses realized in income, net of tax benefit of $110	415	-	415
Balance at December, 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities gains (losses), net of tax benefit of $10,873	(40,903)	-	(40,903)
Change in unfunded pension liability, net of tax of $992	-	3,730	3,730
Reclassification for previously unrealized net losses realized in income, net of tax benefit of $599	2,253	-	2,253
Balance at December, 31, 2022	$(40,451)	$439	$(40,012)

During 2022 and 2021, respectively, there were security losses of $2.9 million, net of tax of $599 thousand and $525 thousand, net of tax of $110 thousand, that were reclassified out of unrealized gains on available for sale securities and reclassified into net investment security losses on the consolidated statements of income.

NOTE 23 REVENUE RECOGNITION

The majority of the Company’s noninterest income is generated from short-term contracts related to fees on deposit accounts, ATM and check cards, and annuity and insurance commissions that is within the scope of Topic 606, “Revenue from Contracts with Customers.” Typically, the duration of a contract does not extend beyond the services performed.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account maintenance charges and overdrawn account fees. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end.

Investment Services and Insurance Income

Investment services and insurance income consists primarily of commissions received on mutual funds and other investment sales that are recognized on the trade date, which is when the Company has satisfied its performance obligation.

Title Insurance Income

VST provides title insurance and real estate settlement services; revenue is recognized at the time the real estate transaction is completed.

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 23 REVENUE RECOGNITION, CONTINUED

ATM and Check Card Fees

ATM and Check Card Fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for December 31, 2022 and 2021 (dollars in thousands).

	Twelve Months Ended December 31,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$1,062	$1,133
Investment Services and Insurance Income	883	944
Title Insurance Income	1,578	2,074
ATM and check card fees	2,462	2,311
Other	814	807
Noninterest Income (in-scope of Topic 606)	6,799	7,269
Noninterest Income (out-of-scope of Topic 606)	2,835	4,037
Total	$9,634	$11,306

NOTE 24 LEASES

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

The Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company has five operating leases for office properties.

The following tables present information about the Company’s leases (dollars in thousands):

	December 31, 2022	December 31, 2021
Lease Liabilities (included in other liabilities)	$886	$957
Right-of-use assets (included in other assets)	$861	$937
Weighted average remaining lease term	2.54 years	3.37 years
Weighted average discount rate	3.22%	3.01%

	2022	2021
Lease cost
Operating lease cost	$151	$121
Total lease cost	$151	$121

Cash paid for amounts included in the measurement of lease liabilities	$177	$145

F & M Bank Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 24 LEASES, CONTINUED

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2022
Twelve months ending December 31, 2023	$162
Twelve months ending December 31, 2024	177
Twelve months ending December 31, 2025	121
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Thereafter	463
Total undiscounted cash flows	$1,049
Discount	(163)
Lease liabilities	$886

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and The Board of Directors of F&M Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment - Qualitative Factors

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s estimate of the probable losses inherent in the Company’s loan portfolio.

The Company’s allowance for loan losses has two basic components:  the general allowance and the specific allowance. At December 31, 2022, the general allowance represented $7,592,000 of the total allowance for loan losses of $7,936,000. The general allowance is applied to non-impaired loans and uses historical loss experience along with qualitative factors, including changes in lending policies and procedures, the nature and volume of the portfolio, experience of lending management, levels and trends in delinquencies, nonaccrual loans, charge-offs and adversely rated loans, the loan review system, portfolio concentrations, economic conditions, collateral values, and the competitive and legal environment.  The qualitative adjustments to the historical loss rates are established by applying an additional loss factor to the loan segments identified by management based on their assessment of shared risk characteristics within similar groups of non-impaired loans. Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio and contribute significantly to the allowance for loan losses.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2016.

Roanoke, Virginia

March 22, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

To the F&M Bank Corp.:

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2022. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company's internal auditors.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Shareholders to be held on May 25, 2023 (“Proxy Statement”), under the captions “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “Executive Officers who are not Directors.”

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Directors Independence

This information is incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors – Independence of Directors.”

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Proxy Statement under the caption “Fees of Independent Registered Public Accounting Firm.”

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

(a)(3) Exhibits

The following exhibits are filed as a part of this form 10-K:

Exhibit No.
3.1	Restated Articles of Incorporation of F&M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s, Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2

Articles of Amendment to the Articles of Incorporation of F&M Bank Corp. designating the Series A Preferred Stock, incorporated herein by reference from F&M Bank Corp,’s Current Report on Form 8-K filed December 4, 2014.

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F&M Bank Corp.’s Current Report on Form 8-K, filed March 24, 2020.
4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.
4.2	Form of 2027 Subordinated Note, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
4.3	Form of 2030 Subordinated Note, incorporated herein by reference from Exhibit 4.2 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
10.2	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.4

Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Mark C. Hanna, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.5

Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Barton E. Black, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.6	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.
10.7	Form of Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.7 from F&M Bank Corp.’s Form 10-K, filed March 22, 2023.
10.8	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31.
10.9

Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and F. Garth Knight, incorporated herein by reference from Exhibit 10.9 from F&M Bank Corp.’s Annual Report on Form 10-K, filed March 22, 2023.

10.10	Employment Agreement, dated January 4, 2021, by and between F&M Bank Corp. and Aubrey Michael Wilkerson, filed herewith.
10.11

Employment Agreement, dated October 18, 2022, by and between F&M Bank Corp. and Lisa F. Campbell, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed October 24, 2022.

10.12

Separation Agreement and General Release, by and between F&M Bank Corp. and Carrie A. Comer, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp’s Quarterly Report on Form 10-Q filed November 15, 2022.

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
101

The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

104	The cover page from F&M Bank Corp.’s Annual Report or Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included with Exhibit 101)

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

F & M Bank Corp. (Registrant)

By:	/s/ Mark C. Hanna	March 22, 2023
	Mark C. Hanna	Date
Director and Chief Executive Officer

By:	/s/ Lisa F. Campbell	March 22, 2023
	Lisa F. Campbell	Date
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Michael W. Pugh	Director, Chair	March 22, 2023
Michael W. Pugh

/s/ E. Ray Burkholder	Director	March 22, 2023
E. Ray Burkholder

/s/ Larry A. Caplinger	Director	March 22, 2023
Larry A. Caplinger

/s/ Daniel J. Harshman	Director	March 22, 2023
Daniel J. Harshman

/s/ Hannah Hutman	Director	March 22, 2023
Hannah Hutman

/s/ Anne Keeler	Director	March 22, 2023
Anne Keeler

/s/ Christopher S. Runion	Director	March 22, 2023
Christopher S. Runion

/s/ Daphyne Thomas	Director	March 22, 2023
Daphyne Thomas

/s/ John Willingham	Director	March 22, 2023
John Willingham

/s/ Dean W. Withers	Director	March 22, 2023
Dean W. Withers

/s/ Peter H. Wray	Director	March 22, 2023
Peter H. Wray

