Form 10-Q
period 2023-03-31
F&M BANK CORP
filed 2023-05-15
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, par value ‑ $5 per share	3,476,500 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022*
	(Unaudited)
Assets
Cash and due from banks	$17,568	$17,926
Money market funds and interest-bearing deposits in other banks	982	687
Federal funds sold	12,723	16,340
Cash and cash equivalents	31,273	34,953

Securities:
Held to maturity, at amortized cost – fair value of $114 and $112 in 2023 and 2022, respectively	125	125
Less: allowance for credit losses	-	-
Held to maturity, net	125	125
Available for sale, at fair value	388,248	392,095
Other investments	10,587	11,317
Loans held for sale, at fair value	1,242	1,373
Loans held for investment, net of deferred fees and costs	756,920	743,604
Less: allowance for credit losses	(8,546)	(7,936)
Net loans held for investment	748,374	735,668

Bank premises and equipment, net	19,971	19,587
Interest receivable	4,165	3,995
Goodwill	3,082	3,082
Bank owned life insurance	23,727	23,554
Other assets	22,081	20,153
Total Assets	$1,252,875	$1,245,902
Liabilities
Deposits:
Noninterest bearing	$284,060	$293,596
Interest bearing	821,175	789,781
Total deposits	1,105,235	1,083,377

Short-term debt	55,000	70,000
Long-term debt	6,901	6,890
Other liabilities	13,104	14,843
Total liabilities	1,180,240	1,175,110

Commitments and contingencies

Stockholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,482,745 and
3,456,237 shares issued and outstanding (41,192 and 26,456 unvested restricted shares)	17,207	17,149
Additional paid in capital	10,693	10,577
Retained earnings	82,031	83,078
Accumulated other comprehensive loss	(37,296)	(40,012)
Total stockholders’ equity	72,635	70,792
Total liabilities and stockholders’ equity	$1,252,875	$1,245,902

*2022 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Interest and Dividend income
Interest and fees on loans held for investment	$10,854	$7,510
Interest and fees on loans held for sale	22	29
Interest from money market funds and federal funds sold	84	25
Interest on debt securities	2,014	1,497
Total interest and dividend income	12,974	9,061

Interest expense
Total interest on deposits	4,042	845
Interest from short-term debt	992	-
Interest from long-term debt	112	159
Total interest expense	5,146	1,004

Net interest income	7,828	8,057

Provision for (Recovery of) Credit Losses	-	(450)
Net Interest Income After Provision for (Recovery of) Credit Losses	7,828	8,507

Noninterest income
Service charges on deposit accounts	225	307
Investment services and insurance income	333	251
Mortgage banking income	234	742
Title insurance income	248	473
Income on bank owned life insurance	179	171
Low income housing partnership losses	(205)	(204)
ATM and check card fees	627	563
Other operating income	243	180
Total noninterest income	1,884	2,483

Noninterest expense
Salaries	3,861	3,637
Employee benefits	1,043	1,288
Occupancy expense	335	340
Equipment expense	295	286
FDIC insurance assessment	145	116
Advertising expense	218	178
Legal and professional fees	225	208
ATM and check card fees	319	298
Telecommunication and data processing expense	707	901
Directors fees	157	164
Bank franchise tax	168	174
Other operating expenses	1,235	960
Total noninterest expense	8,708	8,550

Income before income taxes	1,004	2,440
Income tax benefit	(51)	(88)
Net Income	$1,055	$2,528
Per Common Share Data
Net income	$0.30	$0.74
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding	3,462,698	3,434,892

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net Income	$1,055	$2,528

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for sale securities	3,438	(18,049)
Tax effect	(722)	3,790
Unrealized holding gains (losses), net of tax	2,716	(14,259)

Total other comprehensive income (loss)	2,716	$(14,259)

Total comprehensive income (loss)	$3,771	$(11,731)

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2023 and 2022.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2021	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net income	-	-	2,528	-	2,528
Other comprehensive (loss)	-	-	-	(14,259)	(14,259)
Dividends on common stock ($0.26 per share)	-	-	(892)	-	(892)
Common stock issued	13	67	-	-	80
Vesting of time based stock awards issued at date of grant	26	29	-	-	55
Stock-based compensation expense	-	17	-	-	17
Balance, March 31, 2022	$17,110	$10,240	$79,986	$(19,351)	$87,985

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	1,055	-	1,055
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	2,716	2,716
Dividends on common stock ($0.26 per share)	-	-	(899)	-	(899)
Common stock issued	18	63	-	-	81
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(11)	-	-	29
Stock-based compensation expense	-	64	-	-	64
Balance, March 31, 2023	$17,207	$10,693	$82,031	$(37,296)	$72,635

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,055	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	283
Amortization of intangibles	8	9
Amortization of securities	3,461	6,174
Proceeds from loans held for sale	31,451	39,724
Loans held for sale originated	(30,748)	(36,881)
Gain on sale of loans held for sale	(572)	(435)
Recovery of credit losses	-	(450)
Increase in interest receivable	(170)	(228)
Decrease (increase) in deferred taxes	9	(189)
Decrease in taxes payable	(38)	-
Decrease in other assets	(2,302)	(12)
Decrease in accrued expenses	(2,486)	(318)
Amortization of limited partnership investments	205	204
Amortization of debt issuance costs	11	-
Income from life insurance investment	(179)	(171)
(Gain) on the sale of fixed assets	(9)	-
Stock-based compensation expense	64	17
Net cash provided by operating activities	36	10,255
Cash flows from investing activities
Purchase of investments available for sale and other investments	-	(85,163)
Proceeds from maturity of investments available for sale	3,825	3,000
Proceeds from (investment in) the redemption of restricted stock, net	624	(136)
Investment in limited partnership	(100)	-
Net (increase) decrease in loans held for investment	(13,483)	2,952
Proceeds from the sale of fixed assets	33	-
Net purchase of property and equipment	(684)	(1,904)
Net cash (used in) investing activities	(9,785)	(81,251)
Cash flows from financing activities
Net change in deposits	21,858	32,000
Net change in short-term debt	(15,000)	-
Dividends paid in cash	(899)	(892)
Proceeds from issuance of common stock	110	135
Repayments of long-term debt	-	8
Net cash provided by financing activities	6,069	31,251
Net decrease in Cash and Cash Equivalents	(3,680)	(39,745)
Cash and cash equivalents, beginning of period	34,953	88,121
Cash and cash equivalents, end of period	$31,273	$48,376
Supplemental Cash Flow information:
Cash paid for: Interest	$4,765	$1,244
Taxes	360	-
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$3,438	$(18,049)
Cumulative effect of the adoption of ASC 326	1,524	-

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to accepted practices within the banking industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank, operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, Frederick and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., F&M Mortgage, and VSTitle, LLC.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits. Generally, federal funds are purchased and sold on an overnight basis.

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments “ASC 326”. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $777 thousand, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $747 thousand, which is recorded within Other Liabilities. The Company recorded a net decrease to retained earnings of $1.2 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities was immaterial at March 31, 2023 and was excluded from the estimate of credit losses.

The state and local governments securities held by the Company are highly rated by major rating agencies. As a result, no allowance for credit losses was recorded on held to maturity at March 31, 2023.

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.4 million at March 31, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.7 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular during the great financial crisis from 2008-2012, a number of pool sets will leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses was the economic conditions, with a weighting of 20%-25%. The Company will evaluate the weighting applied to each pool on an annual basis.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a remaining life methodology:

1-4 family residential construction. Construction loans are subject to general risks from changing housing market trends and economic conditions that may impact demand for completed properties, availability of building materials, and the costs of completion. Changes in construction costs and interest rates may impact the borrower’s ability to service the debt.  These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to value ratios for the collateral.

Other construction, land development and land. Construction and land development loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion.  Completed properties that do not sell or become leased within originally expected timeframes may impact the borrower’s ability to service the debt.  These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to value ratios for the collateral.

Secured by farmland. Farmland loans are loans secured by agricultural property.  These loans are subject to risks associated with the value of the underlying farmland and the cash flows of the borrower’s farming operations.

Home equity - open end. The home-equity loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios.  The Company manages these risks through policies and procedures such as limiting loan-to-value at origination, experienced underwriting, and requiring standards for appraisers.

Real estate. Real estate loans are for consumer residential 1-4 family real estate where the credit quality is subject to risks associated with the borrower’s repayment ability and collateral value, measured generally by analyzing local unemployment and bankruptcy trends, and local housing market trends and interest rates. Risks specific to a borrower are determined by previous repayment history, loan-to-value ratios, and debt-to-income ratios.

Home equity - closed end. The home-equity closed-end loan portfolio carries risks associated with the creditworthiness of the borrower, changes in loan-to-value ratios, and subordinate lien positions.  The Company manages these risks through policies and procedures such as limiting loan-to-value at origination, experienced underwriting, and requiring standards for appraisers.

Multifamily. Multifamily loans are loans secured by multi-unit residential property.  These loans are subject to risks associated with the value of the underlying property, availability of rental units, as well as the successful operation and management of the property.

Owner-occupied commercial real estate. The commercial real estate segment includes loans secured by commercial real estate occupied by the owner/borrower. Loans in this segment are impacted by economic risks from changing commercial real estate markets, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses housed by the commercial real estate.

Other commercial real estate. The other commercial real estate segment includes loans secured by commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for commercial buildings, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses housed by the commercial real estate.

Agriculture loans. Agriculture loans are secured by agricultural equipment or are unsecured. Credit risk for these loans is subject to economic conditions, generally monitored by local agricultural/farming trends, interest rates, and borrower repayment ability and collateral value (if secured).

Commercial and industrial. Commercial and industrial loans are secured by collateral other than real estate or are unsecured.  Credit risk for these loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

Credit cards. Credit card loan portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment.  The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores.

Automobile loans. Automobile loans generally carry certain risks associated with the values of the collateral and borrower’s ability to repay the loan.  Lending on new and used vehicles are subject to the risk of changing values in the availability of vehicles and the resale value.

Other consumer loans. Other consumer loans may be secured or unsecured. Credit risk stems primarily from the borrower’s ability to repay.  If the loan is secured, the Company analyzes loan-to-value ratios.  All consumer non-real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks for the portfolio, including local unemployment rates, personal bankruptcy rates and interest rates.

Municipal loans. Municipal loans are unsecured loans generally made to local towns within the Bank’s trade area. Credit risk is based on the cash flow and management of the local town’s budgets.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated adjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements

Accounting Standards adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $1.5 million. The adjustment net of tax recorded to stockholders’ equity totaled $1.2 million. See Note 1 for additional details of adoption of this standard.

In March 2022, the FASB issued Accounting Standards Update ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty.

In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of ASU 2022-01 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption:

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

The Company transitioned all loan agreements, other than SWAP loans, away from LIBOR during 2022. The SWAP loans have amended Rate Protection Agreements executed by the borrower in preparation of transition away from LIBOR by the swap holder.

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842): Common Control Arrangements”. These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.  If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of U.S. dollar LIBOR to June 30, 2023.

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Note 2.  Investment Securities

The amortized cost and estimated fair value of securities held to maturity along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2023
U. S. Treasury	$125	$-	$11	$114
December 31, 2022
U. S. Treasury	$125	$-	$13	$112

There is no allowance for credit losses on held to maturity securities. At March 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the quarter ended March 31, 2023.

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
U.S. Treasury	$39,908	$-	$2,706	$37,202
U.S. Agency	143,477	-	11,978	131,499
Municipal bonds	42,463	93	3,577	38,979
Mortgage-backed securities	179,715	109	25,180	154,644
Corporate	30,550	1	4,627	25,924
Total Securities Available for Sale	$436,113	$203	$48,068	$388,248

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. Treasury	$39,902	$-	$3,259	$36,643
U.S. Agency	143,473	-	13,725	129,748
Municipal bonds	46,331	27	4,160	42,198
Mortgage-backed securities	183,044	77	26,246	156,875
Corporate	30,550	-	3,919	26,631
Total Securities Available for Sale	$443,300	$104	$51,309	$392,095

There was no allowance for credit losses on available for sale securities.

The amortized cost and fair value of securities at March 31, 2023, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$114	$21,010	$20,412
Due after one year through five years	-	-	187,096	172,416
Due after five years	-	-	78,775	67,580
Due after ten years	-	-	149,232	127,840
Total	$125	$114	$436,113	$388,248

There were no sales of available for sale securities in the first quarter of 2023 or 2022.

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2023 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury	$4,868	$134	$32,335	$2,572	$37,203	$2,706
U.S. Agency	4,762	238	126,737	11,740	131,499	11,978
Municipal bonds	2,421	179	30,935	3,398	33,356	3,577
Mortgage-backed securities	2,657	61	147,904	25,119	150,561	25,180
Corporate	7,829	1,121	18,094	3,506	25,923	4,627
Total	$22,537	$1,733	$356,005	$46,335	$378,542	$48,068

Unrealized losses at March 31, 2023 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The following table shows the gross unrealized losses and estimated fair value of available sale securities and held to maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury	$9,657	$362	$26,987	$2,897	$36,644	$3,259
U.S. Agency	13,914	1,083	115,835	12,642	129,749	13,725
Municipal bonds	21,805	1,426	18,710	2,734	40,515	4,160
Mortgage-backed securities	32,823	2,429	119,892	23,817	152,715	26,246
Corporate	16,252	2,198	10,379	1,721	26,631	3,919
Total	$94,451	$7,498	$291,803	$43,811	$386,254	$51,309

As of March 31, 2023, other investments consist of investments in thirteen low-income housing and historic equity partnerships (carrying basis of $5.7 million), stock in the Federal Home Loan Bank of Atlanta (“FHLB’) (carrying basis $2.97 million) and various other investments (carrying basis $1.9 million). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of March 31, 2023. At March 31, 2023, the Company was committed to invest an additional $775 thousand in three low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet. The Company does not have any pledged securities.

Note 3. Loans and Allowance for Credit Losses

Under adoption of ASC 326, there were changes to certain loan segments to better differentiate credit characteristics and align with our ACL model. Construction/land development was split into two segments: 1-4 family residential construction and other construction, land development and land. Commercial real estate was also split into two segments: owner-occupied commercial real estate and other commercial real estate. Commercial and industrial – non-real estate was divided into agricultural loans, commercial and industrial loans, and municipal loans. Dealer finance was consolidated with other automobile loans.

The following is a summary of the major categories of total loans outstanding at March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023
1-4 Family residential construction	$28,774
Other construction, land development and land	40,472
Secured by farmland	74,322
Home equity – open end	46,434
Real estate	161,022
Home Equity – closed end	4,563
Multifamily	10,042
Owner-occupied commercial real estate	91,595
Other commercial real estate	103,392
Agricultural loans	11,849
Commercial and industrial	45,307
Credit Cards	3,256
Automobile loans	114,549
Other consumer loans	15,681
Municipal loans	6,248
Gross loans	757,506
Unamortized net deferred loan fees	(586)
Less allowance for credit losses	8,546
Net loans	$748,374

December 31, 2022
Construction/Land Development	$68,671
Farmland	74,322
Real Estate	153,281
Multi-Family	9,622
Commercial Real Estate	195,163
Home Equity – closed end	4,707
Home Equity – open end	46,928
Commercial & Industrial – Non-Real Estate	56,625
Consumer	6,488
Dealer Finance	125,125
Credit Cards	3,242
Gross loans	744,174
Unamortized net deferred loan fees	(570)
Less allowance for credit losses	7,936
Net loans	$735,668

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $248.8 million and $209.8 million as of March 31, 2023 and December 31, 2022, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2023 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
March 31, 2023
1-4 Family residential construction	$589	$-	$-	$-	$28,185	$28,774
Other construction, land development and land	-	-	-	33	40,439	40,472
Secured by farmland	-	-	-	984	73,338	74,322
Home equity – open end	204	331	-	24	45,875	46,434
Real estate	1,880	-	-	421	158,721	161,022
Home Equity – closed end	-	-	-	-	4,563	4,563
Multifamily	-	-	-	-	10,042	10,042
Owner-occupied commercial real estate	171	-	-	-	91,424	91,595
Other commercial real estate	71	-	-	-	103,321	103,392
Agricultural loans	-	-	-	88	11,761	11,849
Commercial and industrial	7	93	30	-	45,177	45,307
Credit Cards	25	4	9	-	3,218	3,256
Automobile loans	808	251	-	193	113,297	114,549
Other consumer loans	67	13	-	-	15,601	15,681
Municipal loans	-	-	-	-	6,248	6,248
Gross loans	3,822	692	39	1,743	751,210	757,506
Less: Unamortized net deferred loan fees	-	-	-	-	(586)	(586)
Loans held for investment	$3,822	$692	$39	$1,743	$750,654	$756,920

There were $1.7 million and $2.2 million in nonaccrual loans at March 31, 2023 and December 31, 2022, respectively.  The Company would have earned $28 thousand in the first quarter of 2023 and $54 thousand in the first quarter of 2022, if interest on the nonaccrual loans had been accrued.

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Accruing Current Loans	Total Loans
December 31, 2022
Construction/Land Development	$477	$539	$-	$21	$67,634	$68,671
Farmland	85	18	-	1,458	72,761	74,322
Real Estate	1,807	226	-	419	150,829	153,281
Multi-Family	-	-	-	-	9,622	9,622
Commercial Real Estate	234	82	-	-	194,847	195,163
Home Equity – closed end	3	-	-	-	4,704	4,707
Home Equity – open end	385	177	-	-	46,366	46,928
Commercial & Industrial – Non- Real Estate	104	-	31	101	56,389	56,625
Consumer	11	11	-	15	6,451	6,488
Dealer Finance	1,117	225	5	210	123,568	125,125
Credit Cards	51	9	2	-	3,180	3,242
Less: Unamortized net deferred loan fees	-	-	-	-	(570)	(570)
Loans held for investment	$4,274	$1,287	$38	$2,224	$735,781	$743,604

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
1-4 Family residential construction	$-	$-	$-	$-
Other construction, land development and land	33	-	33	21
Secured by farmland	984	-	984	1,458
Home equity – open end	24	-	24	-
Real estate	421	-	421	419
Home Equity – closed end	-	-	-	-
Multifamily	-	-	-	-
Owner-occupied commercial real estate	-	-	-	-
Other commercial real estate	-	-	-	-
Agricultural loans	88	-	88	88
Commercial and industrial	-	-	-	13
Credit Cards	-	-	-	-
Automobile loans	193	-	193	210
Other consumer loans	-	-	-	15
Municipal loans	-	-	-	-
Total loans	$1,743	$-	$1,743	$2,224

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2023 (dollars in thousands):

For the Three Months Ended March 31, 2023
1-4 Family residential construction	$-
Other construction, land development and land	-
Secured by farmland	-
Home equity – open end	-
Real estate	-
Home Equity – closed end	-
Multifamily	-
Owner-occupied commercial real estate	-
Other commercial real estate	-
Agricultural loans	-
Commercial and industrial	-
Credit Cards	-
Automobile loans	2
Other consumer loans	-
Municipal loans	-
Total loans	$2

Credit Quality Indicators

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$-	$-	$-	$27,443	$27,443
Watch	642	-	-	-	-	-	250	892
Substandard	-	-	-	-	-	-	439	439
Total 1-4 Family residential construction	642	-	-	-	-	-	28,132	28,774
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	3,375	5,312	6,194	1,917	3,006	5,823	13,853	39,480
Watch	-	-	-	-	-	268	170	438
Substandard	-	521	-	-	-	33	-	554
Total Other construction, land development and land	3,375	5,833	6,194	1,917	3,006	6,124	14,023	40,472
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	890	13,597	14,991	28,307	3,387	7,090	4,157	72,419
Watch	-	-	-	-	-	919	-	919
Substandard	-	-	315	-	-	652	17	984
Total Secured by farmland	890	13,597	15,306	28,307	3,387	8,661	4,174	74,322
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	370	-	-	-	-	144	44,321	44,835
Watch	-	-	-	-	-	-	1,525	1,525
Substandard	-	-	-	-	-	-	74	74
Total Home equity - open end	370	-	-	-	-	144	45,920	46,434
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	12,125	43,827	15,316	12,515	6,850	59,446	-	150,079
Watch	-	-	-	507	156	6,217	-	6,880
Substandard	-	-	547	-	1,233	2,283	-	4,063
Total Real estate	12,125	43,827	15,863	13,022	8,239	67,946	-	161,022
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	134	408	127	1,148	507	1,848	-	4,172
Watch	-	-	-	-	-	378	-	378
Substandard	-	-	-	-	13	-	-	13
Total Home Equity - closed end	134	408	127	1,148	520	2,226	-	4,563
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	-	2,765	1,449	935	-	1,640	3,145	9,934
Watch	-	-	-	-	-	108	-	108
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,765	1,449	935	-	1,748	3,145	10,042
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	1,228	18,761	18,693	7,405	3,720	24,781	6,921	81,509
Watch	-	-	-	-	41	2,135	-	2,176
Substandard	-	-	-	-	6,398	1,214	298	7,910
Total Owner-occupied commercial real estate	1,228	18,761	18,693	7,405	10,159	28,130	7,219	91,595
Current period gross write-offs	-	-	-	-	-	-	-	-

Other commercial real estate
Pass	2,642	31,221	13,182	5,194	3,942	36,496	1,840	94,517
Watch	-	-	-	-	-	8,539	249	8,788
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	2,642	31,221	13,182	5,194	3,942	45,122	2,089	103,392
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Agricultural loans
Pass	914	3,595	678	653	13	103	5,641	11,597
Watch	-	-	-	-	-	-	-	-
Substandard	-	62	44	11	-	-	135	252
Total Agricultural loans	914	3,657	722	664	13	103	5,776	11,849
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	2,450	10,002	5,386	2,409	1,098	774	19,860	41,979
Watch	-	-	66	-	-	2	3,212	3,280
Substandard	-	-	14	30	-	4	-	48
Total 1-4 Commercial and industrial	2,450	10,002	5,466	2,439	1,098	780	23,072	45,307
Current period gross write-offs	-	-	-	-	-	-	-	-

Credit Cards
Pass	-	-	-	-	-	-	3,247	3,247
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	9	9
Total Credit cards	-	-	-	-	-	-	3,256	3,256
Current period gross write-offs	-	-	-	-	-	-	5	5

Automobile loans
Pass	17,288	50,785	27,514	11,900	4,271	2,064	-	113,822
Watch	-	151	165	76	55	72	-	519
Substandard	-	79	93	17	6	13	-	208
Total Automobile loans	17,288	51,015	27,772	11,993	4,332	2,149	-	114,549
Current period gross write-offs	-	103	177	68	2	12	-	362

Other consumer loans
Pass	2,124	7,365	3,531	1,573	618	132	307	15,650
Watch	-	14	5	1	5	6	-	31
Substandard	-	-	-	-	-	-	-	-
Total Other consumer loans	2,124	7,379	3,536	1,574	623	138	307	15,681
Current period gross write-offs	-	16	-	1	1	-	-	18

Municipal loans
Pass	-	236	1,070	1,158	1,285	2,499	-	6,248
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	236	1,070	1,158	1,285	2,499	-	6,248
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	44,182	188,701	109,380	75,756	36,604	165,770	137,113	757,506
Less: Unamortized net deferred loan fees								(586)
Loans held for investment								756,920

Current period gross write-offs	-	119	177	68	3	12	5	385

Under the adoption of ASC 326, the Company consolidated their internal risk ratings 1 through 5 into a pass category. Doubtful loans are charged off; dealer finance loans utilize the updated credit quality indicators. Credit cards are classified as pass or substandard. The credit quality indicators for watch and substandard remain unchanged.

Description of the Company’s credit quality indicators under CECL:

Pass: Loans in all classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

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

Credit cards are classified as pass or substandard.  A credit card is substandard when payments of principal and interest are past due 90 days or more.

The following table shows the Company’s loan portfolio broken down by internal loan grade as of December 31, 2022 (dollars in thousands):

December 31, 2022	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$4	$11,112	$42,684	$13,116	$1,213	$542	$-	$68,671
Farmland	155	269	11,373	38,051	22,069	947	1,458	-	74,322
Real Estate	-	553	27,003	86,269	28,560	6,950	3,946	-	153,281
Multi-Family	-	-	963	5,116	3,430	113	-	-	9,622
Commercial Real Estate	-	3,097	55,662	72,779	41,749	13,878	7,998	-	195,163
Home Equity – closed end	-	48	1,065	2,560	639	382	13	-	4,707
Home Equity – open end	27	1,272	18,671	23,207	2,091	1,611	49	-	46,928
Commercial & Industrial - Non-Real Estate	10	516	12,934	26,310	15,613	911	331	-	56,625
Consumer (excluding dealer)	33	286	2,965	3,105	68	16	15	-	6,488
Gross loans	$225	$6,045	$141,748	$300,081	$127,335	$26,021	$14,352	$-	$615,807
Less: Unamortized net deferred loan fees									(570)
Total									$615,237

	Credit Cards	Dealer Finance
Performing	$3,240	$124,910
Nonperforming	2	215
Total	$3,242	$125,125

Description of internal loan grades under Incurred Loss:

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

Collateral Dependent Disclosures

The Company designates individually evaluated loans as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2023 (dollars in thousands):

March 31, 2023
	Real Estate	Business/Other Assets
1-4 Family residential construction	$-	$-
Other construction, land development and land	520	-
Secured by farmland	-	-
Home equity – open end	-	-
Real estate	-	-
Home Equity – closed end	-	-
Multifamily	-	-
Owner-occupied commercial real estate	-	-
Other commercial real estate	-	-
Agricultural loans	-	-
Commercial and industrial	-	-
Credit Cards	-	-
Automobile loans	-	-
Other consumer loans	-	-
Municipal loans	-	-
Total loans	$520	$-

Allowance for Credit Losses

The following table (dollars in thousands) summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023 under the CECL methodology.

	December 31, 2022	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for credit losses	March 31, 2023
1-4 Family residential construction	$324	$109	$-	$-	$-	$433
Other construction, land development and land	694	602	-	-	-	1,296
Secured by farmland	571	311	-	-	-	882
Home equity – open end	446	(189)	-	-	-	257
Real estate	1,389	(184)	-	-	-	1,205
Home Equity – closed end	39	96	-	-	-	135
Multifamily	71	182	-	-	-	253
Owner-occupied commercial real estate	992	280	-	-	-	1,272
Other commercial real estate	1,023	(582)	-	-	-	441
Agricultural loans	80	(58)	-	-	-	22
Commercial and industrial	368	338	-	1	-	707
Credit Cards	68	26	5	1	-	90
Automobile loans	1,790	(257)	362	210	-	1,381
Other consumer loans	81	103	18	6	-	172
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$385	$218	$-	$8,546

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods (dollars in thousands).

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

The following tables presents, as of March 31, 2023 and December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	March 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$-	$28,774	$28,774	$-	$433	$433
Other construction, land development and land	520	39,952	40,472	228	1,068	1,296
Secured by farmland	-	74,322	74,322	-	882	882
Home equity – open end	-	46,434	46,434	-	257	257
Real estate	-	161,022	161,022	-	1,205	1,205
Home Equity – closed end	-	4,563	4,563	-	135	135
Multifamily	-	10,042	10,042	-	253	253
Owner-occupied commercial real estate	-	91,595	91,595	-	1,272	1,272
Other commercial real estate	-	103,392	103,392	-	441	441
Agricultural loans	-	11,849	11,849	-	22	22
Commercial and industrial	-	45,307	45,307	-	707	707
Credit Cards	-	3,256	3,256	-	90	90
Automobile loans	-	114,549	114,549	-	1,381	1,381
Other consumer loans	-	15,681	15,681	-	172	172
Municipal loans	-	6,248	6,248	-	-	-
Total loans	$520	$756,986	$757,506	$228	$8,318	$8,546

December 31, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,671	$853	$67,818
Farmland	74,322	2,079	72,243
Real Estate	153,281	3,260	150,021
Multi-Family	9,622	-	9,622
Commercial Real Estate	195,163	9,111	186,052
Home Equity – closed end	4,707	-	4,707
Home Equity –open end	46,928	-	46,928
Commercial & Industrial – Non-Real Estate	56,625	-	56,625
Consumer	6,488	-	6,488
Dealer Finance	125,125	62	125,063
Credit Cards	3,242	-	3,242
Gross Loans	744,174	15,365	728,809
Less: Unamortized net deferred loan fees	(570)	-	(570)
Total	$743,604	$15,365	$728,239

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assessed for impairment all substandard loans greater than $500 thousand and all troubled debt restructurings. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022 (dollars in thousands):

	December 31, 2022
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment(1)	Balance	Allowance	Investment
Impaired loans with no related allowance recorded:
Construction/Land Development	$332	$332	$-	$474
Farmland	2,535	2,079	-	2,137
Real Estate	1,882	1,882	-	2,107
Multi-Family	-	-	-	-
Commercial Real Estate	8,131	8,131	-	8,851
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	7	7	-	11
	12,887	12,431	-	13,580
Impaired loans with an allowance recorded:
Construction/Land Development	521	521	228	261
Farmland	-	-	-	-
Real Estate	1,378	1,378	92	1,466
Multi-Family	-	-	-	-
Commercial Real Estate	980	980	11	1,935
Home Equity – closed end	-	-	-	-
Home Equity – open end	-	-	-	-
Commercial & Industrial – Non-Real Estate	-	-	-	-
Consumer	-	-	-	-
Credit cards	-	-	-	-
Dealer Finance	55	55	13	62
	2,934	2,934	344	3,724
Total impaired loans	$15,821	$15,365	$344	$17,304

1The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2022 (dollars in thousands):

	March 31, 2022
	Average Recorded	Interest Income
	Investment	Recognized
Impaired loans with no related allowance recorded:
Construction/Land Development	$641	$6
Farmland	2,251	70
Real Estate	2,566	33
Multi-Family	-	-
Commercial Real Estate	9,763	186
Home Equity – closed end	74	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	3	-
Credit Cards	-	-
Dealer Finance	14	-
	15,312	295
Impaired loans with an allowance recorded:
Construction/Land Development	$-	$-
Farmland	-	-
Real Estate	1,334	16
Multi-Family	-	-
Commercial Real Estate	4,624	42
Home Equity – closed end	-	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Credit Card	-	-
Dealer Finance	75	1
	6,033	59
Total Impaired Loans	$21,345	$354

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a remaining life model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the real estate loans included in the “combination” tables, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

There were no loans modified to borrowers experiencing financial difficulty in the three months ended March 31, 2023. Additionally, there were no loans that had a payment default during the quarter that were modified in the previous 12 months.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (dollars in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
1-4 Family residential construction	$-	$-	$-
Other construction, land development and land	-	-	-
Secured by farmland	-	-	-
Home equity – open end	-	-	-
Real estate	180	-	-
Home Equity – closed end	-	-	-
Multifamily	-	-	-
Owner-occupied commercial real estate	-	-	-
Other commercial real estate	-	-	-
Agricultural loans	-	-	-
Commercial and industrial	-	-	-
Credit Cards	-	-	-
Automobile loans	23	-	-
Other consumer loans	-	-	-
Municipal loans	-	-	-
Total loans	$203	$-	$-

The following table shows, by modification type, TDRs that occurred during 2022 (dollars in thousands):

	December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended maturity	3	$44	$44
Change in terms	1	162	162
Total	4	$206	$206

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $747 thousand at March 31, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023 (dollars in thousands).

Total Allowance for Credit Losses – Unfunded Commitments
Balance, December 31, 2022	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	747
Provision for unfunded commitments	-
Balance, March 31, 2023	$747

Note 4. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business totaled $1.2 million as of March 31, 2023 of which $1.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2023, and totaled $99 thousand, with a notional amount of $13.1 million and total positions of 40. The fair value of the IRLCs were reported in the “Other liabilities” in the Consolidated Balance Sheet at December 31, 2022 and totaled $92 thousand, with a notional amount of $12.2 million and total positions of 38. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended March 31, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At March 31, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2023 and totaled $43 thousand, with a notional amount of $14.5 million and total positions of 45. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022 and totaled $186 thousand, with a notional amount of $13.6 million and total positions of 43.

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The plan was amended on February 15, 2023 to stop the accrual of future benefits. The following is a summary of net periodic pension costs for the three month periods ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Service cost	$-	$190
Interest cost	92	104
Expected return on plan assets	(130)	(195)
Amortization of net loss	-	58
Net periodic pension cost	$(38)	$157

Note 6. Stock-Based Compensation

The Company granted stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan. On March 7, 2023 the Bank’s Compensation Committee awarded 23,556 shares with a fair value of $526 thousand to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,309 shares with a fair value of $29 thousand to directors that vested upon issuance. There were 6,974 shares vested, less 96 shares netted for taxes, during the three months ended March 31, 2023. Unrecognized compensation expense related to the nonvested restricted stock as of March 31, 2023 totaled $980 thousand.

Note 7. Fair Value

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

The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements Using:
	Balance at March 31, 2023	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,242	$-	$1,242	$-
U.S. Treasury	37,202	-	37,202	-
U.S. Agency	131,499	-	131,499	-
Municipal bonds	38,979	-	38,979	-
Mortgage-backed securities	154,644	-	154,644	-
Corporate	25,924	-	25,924	-
IRLC	99	-	99	-
Forward Sales Commitments	43	-	43	-
Assets at Fair Value	$389,632	$-	$389,632	$-

		Fair Value Measurements Using:
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,373	$-	$1,373	$-
U.S. Treasury	36,643	-	36,643	-
U.S. Agency	129,748	-	129,748	-
Municipal bonds	42,198	-	42,198	-
Mortgage-backed securities	156,875	-	156,875	-
Corporate	26,631	-	26,631	-
Forward sales commitments	186	-	186	-
Assets at Fair Value	$393,654	$-	$393,654	$-

Liabilities:
IRLC	$92	$-	$92	$-
Liabilities at Fair Value	$92	$-	$92	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we maydetermine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at March 31, 2023	Level 1	Level 2	Level 3
Other construction, land development and land	$292	$-	$-	$292
Total collateral dependent loans with an ACL	$292	$-	$-	$292

		Fair Value Measurements Using:
Impaired Loans	Balance at December 31, 2022	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,286	-	-	1,286
Commercial Real Estate	969	-	-	969
Dealer Finance	42	-	-	42
Total Impaired loans	$2,590	$-	$-	$2,590

The following table presents information about Level 3 Fair Value Measurements for March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$292 thousand	Discounted appraised value	Discount for selling costs and marketability	62%

	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,590 thousand	Discounted appraised value	Discount for selling costs and marketability	10.00%-33.00% (Average 19.00%)

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

The Company did not have any other real estate owned as of March 31, 2023 or December 31, 2022.

Note 8. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and December 31, 2022. Fair values for March 31, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2023
Assets:
Cash and cash equivalents	$31,273	$31,273	$-	$-	$31,273
Securities available for sale	388,248	-	388,248	-	388,248
Securities held to maturity	125	-	114	-	114
Loans held for sale	1,242	-	1,242	-	1,242
Loans held for investment, net	756,920	-	-	737,427	737,427
Interest receivable	4,165	-	4,165	-	4,165
Bank owned life insurance	23,727	-	23,727	-	23,727
IRLC	99	-	99	-	99
Forward sales commitments	43	-	43	-	43
Total	$1,205,842	$31,273	$417,638	$737,427	$1,186,338
Liabilities:
Deposits	$1,105,235	$-	$1,103,119	$-	$1,103,119
Short-term debt	55,000	-	-	55,000	55,000
Long-term debt	6,901	-	-	6,755	6,755
Interest payable	676	-	676	-	676
Total	$1,167,812	$-	$1,103,795	$61,755	$1,165,550

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets:
Cash and cash equivalents	$34,953	$34,953	$-	$-	$34,953
Securities	392,220	-	392,220	-	392,220
Loans held for sale	1,373	-	1,373	-	1,373
Loans held for investment, net	743,604	-	-	720,806	720,806
Interest receivable	3,995	-	3,995	-	3,995
Bank owned life insurance	23,554	-	23,554	-	23,554
Forward sales commitments	186	-	186	-	186
Total	$1,199,885	$34,953	$421,328	$720,806	$1,177,087
Liabilities:
Deposits	$1,083,377	$-	$1,080,909	$-	$1,080,909
Short-term debt	70,000	-	-	70,000	70,000
Long-term debt	6,890	-	-	6,778	6,778
IRLC	92	-	92	-	92
Interest payable	295	-	295	-	295
Total	$1,160,654	$-	$1,081,296	$76,778	$1,158,074

Note 9. Accumulated Other Comprehensive Loss

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,452)	$439	$(40,012)
Change in unrealized securities gains, net of tax expense of $722	2,716	-	2,716
Balance at March 31, 2023	$(37,736)	$439	$(37,296)

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities losses, net of tax benefit of $3,790	(14,259)	-	(14,259)
Balance at March 31, 2022	$(16,060)	$(3,291)	$(19,351)

There were no reclassifications adjustments reported on the consolidated statements of income during the three months ended March 31, 2023 or 2022.

Note 10. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loans growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $55.0 million in short-term debt at March 31, 2023 and $70.0 million short-term debt at December 31, 2022.

Long-term Debt

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030. The note will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.9 million at March 31, 2023.

Note 11. Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Three Months Ended March 31
	2023	2022
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$225	$307
Investment Services and Insurance Income	333	251
Title Insurance Income	248	473
ATM and check card fees	627	563
Other	74	157
Noninterest Income (in-scope of Topic 606)	1,507	1,751
Noninterest Income (out-of-scope of Topic 606)	377	732
Total Noninterest Income	$1,884	$2,483

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

Note 12. Leases

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

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2023
Lease Liabilities	$851
Right-of-use assets	$837
Weighted average remaining lease term (years)	2.27 years
Weighted average discount rate	3.28%

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$40	$153
Total lease cost	$40	$153
Cash paid for amounts included in the measurement of lease liabilities	$58	$181

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

March 31, 2023
Nine months ending December 31, 2023	$131
Twelve months ending December 31, 2024	166
Twelve months ending December 31, 2025	122
Twelve months ending December 31, 2026	69
Twelve months ending December 31, 2027	56
Thereafter	462
Total undiscounted cash flows	$1,006
Discount	155
Lease liabilities	$851

Note 13. Subsequent Events

On April 10, 2023, the Board of Directors of the Company appointed Aubrey Michael (Mike) Wilkerson as Chief Executive Officer of the Company and the Bank and Barton E. Black as President of the Company and the Bank, both effective April 10, 2023. Mr. Wilkerson also has been appointed to the Board of Directors of the Company and the Bank, effective April 10, 2023. Mr. Wilkerson previously served as Executive Vice President/Chief Lending Officer, and Mr. Black previously served as Executive Vice President/Chief Operating Officer of the Company and the Bank. They succeed Mark C. Hanna, whose separation from the Company and resignation as a director was effective April 10, 2023. Mr. Hanna served as President and Chief Executive Officer of the Company and the Bank.

On April 26, 2023, the Board of Directors declared a first quarter dividend of $0.26 per share, payable on May 30, 2023, to stockholders of record as of May 15, 2023.

On April 27, 2023 the Bank purchased property at 141 East Market Street in Harrisonburg, Virginia. This location will expand the Bank’s service offerings and customer support and accommodate future growth. The property has banking history, serving as the location of the headquarters of the former Rockingham Bank and as a branch or office location for its successors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (“Bank”). TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services (“FMFS”) and VBS Mortgage LLC (dba “F&M Mortgage”) are wholly owned subsidiaries of the Bank.The Company held a majority ownership in VSTitle LLC (“VST”), with the remaining minority interest owned by F&M Mortgage, until the Company purchased F&M Mortgage’s minority interest in VST on January 3, 2022.

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

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Frederick and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company.  The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented.  The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company.  Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, the financial strength of borrowers, consumer spending and savings habits, geopolitical conditions, and exposure to fraud, negligence, computer theft and cyber-crime, and other factors described in Item 1A., “Risk Factors,” in the Company’s 2022 Form 10-K.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of March 31, 2023 were unchanged from the policies disclosed in the 2022 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for the adoption of ASC 326. See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Overview

Net income for the first quarter of 2023 was $1.1 million or $0.30 per share, compared to $2.5 million or $0.74 per share for first quarter 2022. Interest income for the three months ended March 31, 2023, increased $3.9 million over the prior year first quarter, due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense to $5.1 million for the first quarter, up $4.1 million over first quarter 2022.

During first quarter 2023, there was no provision for credit losses while a recovery of loan losses of $450 thousand was recorded in first quarter 2022. Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)” which changed the methodology used in the calculation of allowance for loan losses from the incurred loss method to the current expected credit loss model (“CECL”). As a result of the adoption, the Company recorded a one-time adjustment to increase the allowance for credit losses on loans (“ACLL”) of $777 thousand and established a reserve for unfunded commitments of $749 thousand. The accounting standard requires the one-time adoption adjustment to be offset against retained earnings and any future adjustments to be charged to provision expense. At March 31, 2023, the ACLL totaled $8.5 million or 1.13% of gross loans.

Results of Operations

Net Interest Income

For first quarter 2023, net interest income totaled $7.8 million, a decrease of $229 thousand from the first quarter of 2022, resulting in a decrease in our net interest margin by 0.06%. Interest income and fees on loans were $3.3 million higher due to higher rates on variable rate loans and $97.4 million in loan growth since first quarter 2022. Income from cash and securities was $576 thousand higher due to increased interest rates.

Interest expense increased by $4.1 million to $5.1 million mostly due to higher market interest rates and an increase in the average balances of short-term debt.   During the fourth quarter of 2022 and first quarter of 2023, rates paid on money market and time deposits increased significantly resulting in $3.2 million more in interest expense on deposits. The increase in market interest rate also caused a shift in the deposit mix to higher-cost accounts. Short-term borrowings were used to augment deposits to fund loan growth in the fourth quarter which increased short-term borrowings expense to $992 thousand from $0 last year.

The net interest margin was 2.76% and 2.82% for the three months ended March 31, 2023 and 2022, respectively. The lower net interest margin was due to higher cost of funds, partially offset by higher yields on interest-earning assets.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance[5]	Income/Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$749,790	$10,866	5.88%	$656,099	$7,522	4.65%
Loans held for sale	1,308	22	6.82%	3,683	29	3.19%
Federal funds sold	6,376	74	4.71%	64,813	24	0.15%
Interest bearing deposits	748	10	5.42%	2,845	1	0.14%
Investments
Taxable	381,915	1,908	2.03%	423,751	1,444	1.38%
Partially taxable	-	-		125	1	1.62%
Tax exempt[4]	15,052	134	3.61%	10,250	67	2.65%
Total earning assets	$1,155,189	$13,014	4.57%	$1,161,566	$9,088	3.17%
Interest Expense
Demand deposits	168,781	674	1.62%	188,344	103	0.22%
Savings	500,988	2,977	2.41%	492,458	503	0.41%
Time deposits	121,600	391	1.30%	122,471	239	0.79%
Federal funds purchased	354	5	5.73%	-	-
Short-term debt	71,111	987	5.63%	-	-
Long-term debt	6,895	112	6.59%	21,776	159	2.96%
Total interest bearing liabilities	$869,729	$5,146	2.40%	$825,049	$1,004	0.49%

Tax equivalent net interest income		$7,868			$8,084

Net interest margin			2.76%			2.82%

________________________

1 Annualized.

2 Interest income on loans includes loan fees.

3 Loans held for investment include nonaccrual loans.

4 Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.

5 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

GAAP Financial Measurements:	March 31, 2023	March 31, 2022
Interest Income – Loans	$10,876	$7,539
Interest Income - Securities and Other Interest-Earnings Assets	2,098	1,522
Interest Expense – Deposits	4,042	845
Interest Expense - Other Borrowings	1,104	159
Total Net Interest Income	$7,828	$8,057

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	40	27
Total Tax Benefit on Tax-Exempt Interest Income	40	27
Tax-Equivalent Net Interest Income	$7,868	$8,084

Noninterest Income

Noninterest income totaled $1.9 million for first quarter 2023, which was a decrease of $599 thousand from the first three months of 2022. The primary reason for the decrease in noninterest income from 2022 was a reduction of $508 thousand in mortgage banking income. There were fewer mortgage loans sold on the secondary market due to an overall decrease in volume and, a shift in production from the 30-year fixed rate product to variable rate products which were retained in the Bank’s loan portfolio. The overall decline in mortgage banking activity also negatively impacted VSTitle income which declined by $225 thousand from the first quarter of 2022 to the same quarter in 2023. Service charges on deposit accounts decreased by $82 thousand due to a change in the method used to charge NSF and Overdraft fees. These decreases were partially offset by increases of $82 thousand in investment and insurance income and $64 thousand in ATM and debit card interchange income.

Noninterest Expense

Noninterest expenses totaled $8.7 million in first quarter 2023, compared to $8.6 million in the first quarter of 2022. The year-over-year increases were spread over several categories of noninterest expenses including salary and employee benefits expense, professional fees, and data processing fees. The increase in salary expense resulted from an increase in the minimum wage paid by the Bank in August 2022 and a one-time severance accrual made during the quarter. These amounts were partially offset by a decrease in pension expense of $195 thousand.

Income Taxes

For the three months ended March 31, 2023 and March 31, 2022, income tax benefit was $51 thousand and $88 thousand, respectively, and the effective income tax rate was 5.1% and 3.6%, respectively. Our effective tax rate differs from the 21% federal statutory rate due to the impact of various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the vesting of other stock-based compensation.

Balance Sheet

Overview

On March 31, 2023, assets totaled $1.25 billion, an increase of $7.0 million from December 31, 2022. Total loans increased by $13.3 million during the quarter to $756.9 million, including increases of $7.6 million in 1-to-4 family variable rate mortgage loans and $6.1 million in dealer financing loans. Investment securities decreased by $4.6 million due to paydowns on U.S. Agency mortgage-backed securities and the maturity of a $3.8 million municipal security. During the quarter, the unrealized loss on the bond portfolio improved by $3.4 million, improving the Company’s tangible common equity ratio from 5.13% at December 31, 2022, to 5.26% at March 31, 2023.

Securities Available for Sale (“AFS”)

Our AFS securities portfolio is reported at fair value, which is determined based on market prices of similar instruments. Total securities available for sale were $388.2 million at March 31, 2023, compared to $392.1 million at December 31, 2022. This represents a decrease of $3.8 million or 1.0%. The average balance during the first quarter of 2023 was $397.0 million, compared to $434.1 million during the first quarter of 2022. The average AFS securities portfolio represented 34.4% and 37.4% of average earning assets in first quarters 2023 and 2022, respectively. The year-over-year decrease in average AFS securities is primarily due to the decline in the market value of the securities of $27.4 million coupled with normal paydowns of mortgage-backed securities and municipal bond maturities.

Net unrealized losses related to the fair value of securities AFS decreased $3.4 million in the first quarter of 2023 to $47.9 million, from $51.2 million at December 31, 2022 . The portfolio is made up of primarily U.S. Treasury, U.S Agency and mortgage-backed securities issued by federal agencies, as well as securities issued by municipal bonds and corporate debt securities. The unrealized loss is driven by the increase in market interest rates, not credit quality. The average maturity of the portfolio is 5.08 years.

Loan Portfolio

The local economy that the Company operates in benefits from a variety of businesses including agri-business, manufacturing, service businesses and several universities and colleges.  The Bank is an active residential mortgage and residential construction lender and generally makes commercial loans to small and mid-size businesses and farms within its primary service area.  The Bank also makes automobile and recreational vehicle loans through its Dealer Finance division.

Loans Held for Investment of $756.9 million increased $13.3 million during the three months ended March 31, 2023 compared to $743.6 million at December 31, 2022.  As a percentage of average earning assets, average loans were 64.9% for the quarter ended March 31, 2023, compared with 56.5% for the quarter ended March 31, 2022.

Loans Held for Sale totaled $1.2 million on March 31, 2023, a decrease of $131 thousand compared to $1.4 million at December 31, 2022.  Loans Held for Sale consists of F&M Mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity. Most of the mortgage loans held for sale have been precommitted to investors, which minimizes the interest rate risk.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses and the reserve for unfunded commitments. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. The amount of the reserve for unfunded commitments considers the probability that those commitment will fund.

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.

The results of this process, in combination with conclusions of the Bank’s outside consultants’ review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 25 which reflects activity in the allowance for credit losses.

At March 31, 2023, the allowance for credit losses on loans (“ACLL”) reflected a day one CECL impact of $777 thousand which was charged to retained earnings, and $167 thousand in net charge-offs during the first quarter. The provision for credit losses was $0 for the first quarter of 2023, compared to a recovery of loan losses of $450 thousand for first quarter last year. There was no provision for credit losses in the first quarter 2023 because the growth in the portfolio was offset by a decrease in the quantitative factors. Collateral values are stable in the Company’s market, so the factor for real estate values on collateral dependent loans was decreased. Additionally, the avian flu cases in the fourth quarter did not spread through our market area and affect our agricultural loans and loans secured by farmland.

Nonperforming Assets

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $1.8 million on March 31, 2023 compared to $2.3 million at December 31, 2022.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Allowance for credit losses on loans	$8,546	$7,936
Nonperforming loans	$1,782	$2,262
Total loans	$756,920	$743,604

Allowance for credit losses to total loans	1.13%	1.07%
Nonperforming loans to total loans	0.24%	0.30%
Coverage ratio, allowance for credit losses to nonperforming loans	479.57%	350.84%

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market, and certificates of deposit.  Total deposits were $1.11 billion and $1.08 billion at March 31, 2023 and December 31, 2022 respectively.  Noninterest bearing deposits decreased $9.5 million while interest bearing deposits increased $31.4 million. Total deposits increased $21.9 million from the end of 2022, as the Bank was able to attract deposits by offering higher rates on money market and time deposit accounts and opening insured cash sweep (“ICS”) accounts for new and existing customers.

The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS programs.  These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At March 31, 2023 and December 31, 2022 the Company had a total of $241 thousand in CDARS accounts; and, $97.1 million and $77.6 million in ICS accounts, respectively.  At March 31, 2023, 11.45% of the Company’s total deposits were uninsured deposits.

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There were $55.0 million and $70.0 million of FHLB advances at March 31, 2023 and December 31, 2022, respectively. The increase in deposits allowed us to reduce the FHLB advances during the first quarter of 2023.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030. The note will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030.  The subordinated note, net of issuance costs totaled $6.9 million at March 31, 2023.

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action. As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2023, the Bank is in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

The Bank’s leverage ratio was 8.28%, its common equity Tier 1 and Tier 1 capital ratios were both 12.21%, its total capital ratio was 13.18% and the capital conservation buffer was 5.18% at March 31, 2023.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2023, and elected not to phase in the effect of CECL on regulatory capital.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. The Company’s most liquid assets are unrestricted cash and cash equivalents, federal funds sold, loans held for sale, and unpledged available for sale investment securities. Our primary source of funding is deposits. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and brokered deposits, as well as loan and investment securities sales.

As of March 31, 2023, the Bank had total credit availability with the FHLB of $373.5 million, or 30% of total assets, and $161.1 million in lendable collateral. At March 31, 2023, we had $55.0 million in FHLB term borrowings and a $15.0 million letter of credit to provide collateral for our public deposits, which leaves $91.1 million in available lendable collateral. In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to provide any U.S. federally insured depository institution, including the Bank, with a line a credit equal to the par value of securities pledged to the BTFP. Advances from the BTFP may be requested by the Bank for up to one year until March 31, 2024. The Bank did not pledge securities to, or borrow from, the BTFP during the first quarter 2023.

As of March 31, 2023, liquid assets totaled $420.8 million or 33.6% of total assets. When combined with our unused borrowing capacity, the combined readily available liquidity was approximately $511.8 million, with a coverage ratio of 405% to uninsured and uncollateralized deposits.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets. At March 31, 2023, total wholesale funding was $71.3 million or 5.69% of total assets.

Interest Rate Sensitivity

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 300 basis points	24.8%
+ 200 basis points	16.9%
+ 100 basis points	8.7%
- 100 basis points	-2.8%
- 200 basis points	-6.6%
- 300 basis points	-11.0%
- 400 basis points	-20.9%

Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the longer-term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net market value over different rate environments (dollars in thousands):

Change in Prime Rate	$ Change in Net Market Value
+ 300 basis points	$702
+ 200 basis points	-$633
+ 100 basis points	-$1,153
- 100 basis points	-$6,711
- 200 basis points	-$14,548
- 300 basis points	-$22,402
- 400 basis points	-$35,100

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At March 31, 2023, the Company had $XX.X million in assets repricing than liabilities subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Existence of Securities and Exchange Commission Web Site

The Securities and Exchange Commission (“SEC”) maintains a Web site that contains reports, proxy and information statements and other information regarding registrants, such as the Company, that file electronically with the SEC and the address is http: //www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 2 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.

Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1a.

Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition, or liquidity, see the risk factors discussed in Part I, Item 1A, of the Company’s 2022 Form 10-K. See also "Forward-Looking Statements," included in Part I, Item 2, of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s 2022 Form 10-K.

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
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

By:	/s/ Aubrey M. Wilkerson
Aubrey M. Wilkerson Chief Executive Officer

	By:	/s/ Lisa F. Campbell
Lisa F. Campbell Executive Vice President and Chief Financial Officer
May 15, 2023