Form 10-Q
period 2023-06-30
F&M BANK CORP
filed 2023-08-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2023
Common Stock, par value ‑ $5 per share	3,479,804 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022*
	(Unaudited)
Assets
Cash and due from banks	$16,992	$17,926
Money market funds and interest-bearing deposits in other banks	119	687
Federal funds sold	19,394	16,340
Cash and cash equivalents	36,505	34,953

Securities:
Held to maturity, at amortized cost – fair value of $115 and $112 in 2023 and 2022, respectively	125	125
Less: allowance for credit losses	-	-
Held to maturity, net	125	125
Available for sale, at fair value	384,651	392,095
Other investments	10,092	11,317
Loans held for sale, at fair value	881	1,373

Loans held for investment, net of deferred fees and costs	776,260	743,604
Less: allowance for credit losses	(8,769)	(7,936)
Net loans held for investment	767,491	735,668

Bank premises and equipment, net	24,132	19,587
Interest receivable	4,280	3,995
Goodwill	3,082	3,082
Bank owned life insurance	22,538	23,554
Other assets	24,593	20,153
Total Assets	$1,278,370	$1,245,902
Liabilities
Deposits:
Noninterest bearing	$277,578	$293,596
Interest bearing	859,534	789,781
Total deposits	1,137,112	1,083,377

Short-term debt	47,000	70,000
Long-term debt	6,911	6,890
Other liabilities	15,153	14,843
Total liabilities	1,206,176	1,175,110

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,479,575 and 3,456,237 shares issued and outstanding (33,886 and 26,456 unvested restricted shares)	17,228	17,149
Additional paid in capital	10,822	10,577
Retained earnings	81,369	83,078
Accumulated other comprehensive loss	(37,225)	(40,012)
Total shareholders’ equity	72,194	70,792
Total liabilities and shareholders’ equity	$1,278,370	$1,245,902

*2022 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2023	2022
Interest and fees on loans held for investment	$11,517	$7,993
Interest and fees on loans held for sale	25	32
Interest from money market funds and federal funds sold	66	14
Interest on debt securities	2,016	1,970
Total interest and dividend income	13,624	10,009

Interest expense
Total interest on deposits	5,216	837
Interest from short-term debt	523	46
Interest from long-term debt	116	124
Total interest expense	5,855	1,007

Net interest income	7,769	9,002

Provision for Credit Losses	539	600
Net Interest Income After Provision for Credit Losses	7,230	8,402

Noninterest income
Service charges on deposit accounts	274	274
Investment services and insurance income	355	453
Mortgage banking income	543	1,239
Title insurance income	377	366
Income on bank owned life insurance	622	173
Low income housing partnership losses	(206)	(204)
ATM and check card fees	672	632
Net investment security losses	-	(97)
Other operating income	115	241
Total noninterest income	2,752	3,077

Noninterest expense
Salaries	5,019	4,719
Employee benefits	1,094	1,240
Occupancy expense	317	346
Equipment expense	456	329
FDIC insurance assessment	175	165
Advertising expense	276	228
Legal and professional fees	538	328
ATM and check card fees	276	335
Telecommunication and data processing expense	479	685
Directors fees	128	129
Bank franchise tax	152	158
Other operating expenses	1,262	897
Total noninterest expense	10,172	9,559

Income before income taxes	(190)	1,920
Income tax (benefit) expense	(431)	131
Net Income	$241	$1,789
Per Common Share Data
Net income	$0.07	$0.51
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding	3,478,304	3,452,711

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2023	2022
Interest and fees on loans held for investment	$22,371	$15,503
Interest and fees on loans held for sale	47	61
Interest from money market funds and federal funds sold	150	39
Interest on debt securities	4,029	3,467
Total interest and dividend income	26,597	19,070

Interest expense
Total interest on deposits	9,258	1,682
Interest from short-term debt	1,515	46
Interest from long-term debt	228	283
Total interest expense	11,001	2,011

Net interest income	15,596	17,059

Provision for Credit Losses	539	150
Net Interest Income After Provision for Credit Losses	15,057	16,909

Noninterest income
Service charges on deposit accounts	499	581
Investment services and insurance income	862	704
Mortgage banking income	1,083	1,981
Title insurance income	625	839
Income on bank owned life insurance	801	344
Low-income housing partnership losses	(411)	(408)
ATM and check card fees	1,299	1,195
Net investment securities losses	-	(97)
Other operating income	360	421
Total noninterest income	5,118	5,560

Noninterest expense
Salaries	9,361	8,356
Employee benefits	2,137	2,528
Occupancy expense	652	686
Equipment expense	781	624
FDIC insurance assessment	320	281
Advertising expense	494	406
Legal and professional fees	909	651
ATM and check card fees	595	633
Telecommunication and data processing expense	1,186	1,586
Directors fees	285	293
Bank franchise tax	320	332
Other operating expenses	2,321	1,733
Total noninterest expense	19,361	18,109

Income before income taxes	814	4,360
Income tax (benefit) expense	(482)	43
Net Income	$1,296	$4,317

Per Common Share Data
Net income – basic	$0.37	$1.25
Cash dividends on common stock	0.52	0.52
Weighted average common shares outstanding – basic	3,470,501	3,443,850

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income	$241	$1,789	$1,296	$4,317

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for sale securities	90	(21,678)	3,529	(39,727)
Tax effect	19	4,552	742	8,342
Unrealized holding gains (losses), net of tax	71	(17,126)	2,787	(31,385)

Less:
Reclassifications adjustment for losses included in net income	-	97	-	97
Tax effect	-	20	-	20
Realized losses on sale of available-for sale securities, net	-	77	-	77

Total other comprehensive income (loss)	71	(17,049)	2,787	(31,308)

Total comprehensive income (loss)	$312	$(15,260)	$4,083	$(26,991)

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2023 and 2022.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance March 31, 2022	$17,110	$10,240	$79,986	$(19,351)	$87,985
Net income	-	-	1,789	-	1,789
Other comprehensive (loss)	-	-	-	(17,049)	(17,049)
Dividends on common stock ($.26 per share)	-	-	(897)	-	(897)
Common stock issued	11	53	-	-	64
Stock-based compensation expense	-	58	-	-	58
Balance, June 30, 2022	$17,121	$10,351	$80,878	$(36,400)	$71,950

Balance March 31, 2023	$17,207	$10,693	$82,031	$(37,296)	$72,635
Net income	-	-	241	-	241
Other comprehensive income	-	-	-	71	71
Dividends on common stock ($.26 per share)	-	-	(903)	-	(903)
Common stock issued	21	61	-	-	82
Stock-based compensation expense	-	68	-	-	68
Balance, June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2023 and 2022.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2021	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	4,317	-	4,317
Other comprehensive (loss)	-	-	-	(31,308)	(31,308)
Dividends on common stock ($.52 per share)	-	-	(1,789)	-	(1,789)
Common stock issued	24	120	-	-	144
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	26	30	-	-	56
Stock-based compensation expense	-	74	-	-	74
Balance, June 30, 2022	$17,121	$10,351	$80,878	$(36,400)	$71,950

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	1,296	-	1,296
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	2,787	2,787
Dividends on common stock ($0.52 per share)	-	-	(1,802)	-	(1,802)
Common stock issued	39	124	-	-	163
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(12)	-	-	28
Stock-based compensation expense	-	133	-	-	133
Balance, June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,296	$4,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	562
Amortization of intangibles	15	19
Amortization of securities	7,148	13,690
Proceeds from loans held for sale	63,681	76,909
Loans held for sale originated	(61,971)	(76,266)
Gain on sale of loans held for sale	(1,218)	(1,205)
Provision for credit losses	539	150
Decrease in interest receivable	(285)	(450)
Decrease (increase) in deferred taxes	2	(253)
Decrease in taxes payable	(824)	-
Decrease (increase) in other assets	(3,964)	42
(Decrease) increase in accrued expenses	(411)	1,059
Amortization of limited partnership investments	411	408
Amortization of debt issuance costs	21	16
Income from life insurance investment	(438)	(345)
(Gain) on life insurance investment	(363)	-
Loss on the sale of investment securities	-	97
(Gain) on the sale of fixed assets	(36)	(10)
Stock-based compensation expense	133	74
Net cash provided by operating activities	4,401	18,814
Cash flows from investing activities
Purchase of investments available for sale and other investments	-	(108,057)
Proceeds from maturity of investments available for sale	3,825	3,000
Proceeds from the sale of investments available for sale	-	8,699
Proceeds from (investment in) the redemption of restricted stock, net	964	(886)
Investment in limited partnership	(150)	-
Net (increase) in loans held for investment	(33,167)	(28,373)
Proceeds from life insurance investment	1,729	-
Proceeds from the sale of fixed assets	93	27
Net purchase of property and equipment	(5,267)	(2,417)
Net cash (used in) investing activities	(31,973)	(128,007)
Cash flows from financing activities
Net change in deposits	53,735	19,915
Net change in short-term debt	(23,000)	30,000
Dividends paid in cash	(1,802)	(1,789)
Proceeds from issuance of common stock	191	200
Repayments of long-term debt	-	(10,000)
Net cash provided by financing activities	29,124	38,326
Net increase (decrease) in Cash and Cash Equivalents	1,552	(70,867)
Cash and cash equivalents, beginning of period	34,953	88,121
Cash and cash equivalents, end of period	$36,505	$17,254
Supplemental Cash Flow information:
Cash paid for: Interest	$10,523	$2,162
Taxes	360	-
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$3,529	$(39,630)
Cumulative effect of the adoption of ASC 326	1,524	-
Transfer from loans to other real estate owned	-	197

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

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank, operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, Augusta, and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at thirteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries, TEB Life Insurance Company, Farmers & Merchants Financial Services, Inc., F&M Mortgage, and VSTitle, LLC.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined there was no allowance for credit losses on available for sale securities.

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

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities was immaterial at June 30, 2023 and was excluded from the estimate of credit losses.

The state and local governments securities held by the Company are highly rated by major rating agencies. As a result, no allowance for credit losses was recorded on held to maturity at June 30, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.5 million at June 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.8 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular during the great financial crisis from 2008-2012, a number of pool sets will leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses are economic conditions, with a weighting of 20%-25%. The Company will evaluate the weighting applied to each pool on an annual basis.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a remaining life methodology:

1-4 family residential construction. Construction loans are subject to general risks from changing housing market trends and economic conditions that may impact demand for completed properties, availability of building materials, and the costs of completion. Changes in construction costs and interest rates may impact the borrower’s ability to service the debt.  These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to-value ratios for the collateral.

Other construction, land development and land. Construction and land development loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion.  Completed properties that do not sell or become leased within originally expected timeframes may impact the borrower’s ability to service the debt.  These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to-value ratios for the collateral.

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

Credit cards. Credit card loan portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment.  The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt-to-income ratios, and minimum borrower credit scores.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Earnings per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income available to common sthareholders by the weighted average number of common shares outstanding.   Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period, including voting rights and sharing in nonforfeitable dividends.

Recent Accounting Pronouncements

Accounting Standards adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $1.5 million. The adjustment net of tax recorded to shareholders’ equity totaled $1.2 million. See Note 1 for additional details of adoption of this standard.

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

Accounting Standards Pending Adoption:

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

Note 2.   Investment Securities

The amortized cost and estimated fair value of securities held to maturity along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2023
U. S. Treasury	$125	$-	$10	$115
December 31, 2022
U. S. Treasury	$125	$-	$13	$112

There is no allowance for credit losses on held to maturity securities. At June 30, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the quarter ended June 30, 2023.

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
U.S. Treasury	$39,913	$1	$2,861	$37,053
U.S. Agency	143,480	1	11,899	131,582
Municipal bonds	42,423	72	3,509	38,986
Mortgage-backed securities	175,961	187	25,209	150,939
Corporate	30,550	-	4,459	26,091
Total Securities Available for Sale	$432,327	$261	$47,937	$384,651

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. Treasury	$39,902	$-	$3,259	$36,643
U.S. Agency	143,473	-	13,725	129,748
Municipal bonds	46,331	27	4,160	42,198
Mortgage-backed securities	183,044	77	26,246	156,875
Corporate	30,550	-	3,919	26,631
Total Securities Available for Sale	$443,300	$104	$51,309	$392,095

There was no allowance for credit losses on available for sale securities.

The amortized cost and fair value of securities at June 30, 2023, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125	$115	$25,998	$25,322
Due after one year through five years	-	-	181,873	167,303
Due after five years	-	-	77,994	67,145
Due after ten years	-	-	146,462	124,881
Total	$125	$115	$432,327	$384,651

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023	Six Month Ended June 30, 2023
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized losses	-	-
Net realized (losses)	$-	$-
Proceeds from sales of securities	$-	$-

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized (losses)	(97)	(97)
Net realized (losses)	$(97)	$(97)
Proceeds from sales of securities	$8,699	$8,699

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2023 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury	$-	$-	$37,053	$2,861	$37,053	$2,861
U.S. Agency	-	-	131,582	11,899	131,582	11,899
Municipal bonds	-	-	33,382	3,509	33,382	3,509
Mortgage-backed securities	1,470	7	145,533	25,202	147,003	25,209
Corporate	5,802	898	20,289	3,561	26,091	4,459
Total	$7,272	$905	$367,839	$47,032	$375,111	$47,937

Unrealized losses at June 30, 2023 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

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

As of June 30, 2023, other investments consist of investments in twelve low-income housing and historic equity partnerships (carrying basis of $5.5 million), stock in the Federal Home Loan Bank of Atlanta (“FHLB’) (carrying basis $2.64 million) and various other investments (carrying basis $1.95 million).  The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The fair values of these securities are estimated to approximate their carrying value as of June 30, 2023.  At June 30, 2023, the Company was committed to invest an additional $657 thousand in three low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet.

The Company has pledged securities with a par value of $225.4 million and market value of $197.4 million to the Federal Reserve Discount Window Bank Term Funding Program (“BTFP”). The BTFP was established in March 2023 to offer loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The Bank has not borrowed from the BTFP during 2023.

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

The following is a summary of the major categories of total loans outstanding at June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023
1-4 Family residential construction	$32,280
Other construction, land development and land	43,427
Secured by farmland	75,119
Home equity – open end	46,380
Real estate	169,955
Home Equity – closed end	5,305
Multifamily	7,963
Owner-occupied commercial real estate	91,387
Other commercial real estate	102,707
Agricultural loans	11,947
Commercial and industrial	44,802
Credit Cards	3,209
Automobile loans	120,871
Other consumer loans	15,488
Municipal loans	6,027
Gross loans	776,867
Unamortized net deferred loan fees	(607)
Less allowance for credit losses	8,769
Net loans	$767,491

December 31, 2022
Construction/Land Development	$68,671
Farmland	74,322
Real Estate	153,281
Multi-Family	9,622
Commercial Real Estate	195,163
Home Equity – closed end	4,707
Home Equity – open end	46,928
Commercial & Industrial – Non-Real Estate	56,625
Consumer	6,488
Dealer Finance	125,125
Credit Cards	3,242
Gross loans	744,174
Unamortized net deferred loan fees	(570)
Less allowance for credit losses	7,936
Net loans	$735,668

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $247.1 million and $209.8 million as of June 30, 2023 and December 31, 2022, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2023 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
June 30, 2023
1-4 Family residential construction	$440	$-	$-	$-	$31,840	$32,280
Other construction, land development and land	164	520	-	30	42,713	43,427
Secured by farmland	-	-	-	986	74,133	75,119
Home equity – open end	240	-	-	228	45,912	46,380
Real estate	999	246	-	340	168,370	169,955
Home Equity – closed end	-	-	-	-	5,305	5,305
Multifamily	-	-	-	-	7,963	7,963
Owner-occupied commercial real estate	-	-	-	-	91,387	91,387
Other commercial real estate	923	65	-	-	101,719	102,707
Agricultural loans	-	-	-	88	11,859	11,947
Commercial and industrial	116	-	27	90	44,569	44,802
Credit Cards	18	9	2	-	3,180	3,209
Automobile loans	647	300	-	200	119,724	120,871
Other consumer loans	108	3	-	6	15,371	15,488
Municipal loans	-	-	-	-	6,027	6,027
Gross loans	3,655	1,143	29	1,968	770,072	776,867
Less: Unamortized net deferred loan fees	-	-	-	-	(607)	(607)
Loans held for investment	$3,655	$1,143	$29	$1,968	$769,465	$776,260

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Accruing Current Loans	Total Loans
December 31, 2022
Construction/Land Development	$477	$539	$-	$21	$67,634	$68,671
Farmland	85	18	-	1,458	72,761	74,322
Real Estate	1,807	226	-	419	150,829	153,281
Multi-Family	-	-	-	-	9,622	9,622
Commercial Real Estate	234	82	-	-	194,847	195,163
Home Equity – closed end	3	-	-	-	4,704	4,707
Home Equity – open end	385	177	-	-	46,366	46,928
Commercial & Industrial – Non- Real Estate	104	-	31	101	56,389	56,625
Consumer	11	11	-	15	6,451	6,488
Dealer Finance	1,117	225	5	210	123,568	125,125
Credit Cards	51	9	2	-	3,180	3,242
Less: Unamortized net deferred loan fees	-	-	-	-	(570)	(570)
Loans held for investment	$4,274	$1,287	$38	$2,224	$735,781	$743,604

There were $2.0 million and $2.2 million in nonaccrual loans at June 30, 2023 and December 31, 2022, respectively.  The Company would have earned $66 thousand in the first six months of 2023 and $54 thousand in the first six months of 2022, if interest on the nonaccrual loans had been accrued.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
1-4 Family residential construction	$-	$-	$-	$-
Other construction, land development and land	30	-	30	21
Secured by farmland	986	-	986	1,458
Home equity – open end	228	-	228	-
Real estate	340	-	340	419
Home Equity – closed end	-	-	-	-
Multifamily	-	-	-	-
Owner-occupied commercial real estate	-	-	-	-
Other commercial real estate	-	-	-	-
Agricultural loans	88	-	88	88
Commercial and industrial	90	-	90	13
Credit Cards	-	-	-	-
Automobile loans	200	-	200	210
Other consumer loans	6	-	6	15
Municipal loans	-	-	-	-
Total loans	$1,968	$-	$1,968	$2,224

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
1-4 Family residential construction	$-	$-
Other construction, land development and land	-	-
Secured by farmland	-	-
Home equity – open end	1	1
Real estate	-	-
Home Equity – closed end	-	-
Multifamily	-	-
Owner-occupied commercial real estate	-	-
Other commercial real estate	-	-
Agricultural loans	-	-
Commercial and industrial	-	-
Credit Cards	-	-
Automobile loans	1	3
Other consumer loans	-	-
Municipal loans	-	-
Total loans	$2	$4

Credit Quality Indicators

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$-	$-	$-	$30,695	$30,695
Watch	642	-	-	-	-	-	503	1,145
Substandard	-	-	-	-	-	-	440	440
Total 1-4 Family residential construction	642	-	-	-	-	-	31,638	32,280
Current period gross write-offs	-	70	-	-	-	-	-	70

Other construction, land development and land
Pass	4,159	4,667	5,997	1,889	2,931	5,186	17,562	42,391
Watch	-	-	-	-	-	265	221	486
Substandard	-	520	-	-	-	30	-	550
Total Other construction, land development and land	4,159	5,187	5,997	1,889	2,931	5,481	17,783	43,427
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	2,055	13,699	14,321	27,916	2,556	6,739	5,133	72,419
Watch	-	-	-	-	799	915	-	1,714
Substandard	-	-	318	-	-	652	16	986
Total Secured by farmland	2,055	13,699	14,639	27,916	3,355	8,306	5,149	75,119
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	370	-	-	-	-	143	44,245	44,758
Watch	-	-	-	-	-	-	1,345	1,345
Substandard	-	-	-	-	-	-	277	277
Total Home equity - open end	370	-	-	-	-	143	45,867	46,380
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	24,258	42,310	15,661	12,410	6,793	58,008	-	159,440
Watch	-	-	-	505	156	5,892	-	6,553
Substandard	-	-	545	-	1,226	2,191	-	3,962
Total Real estate	24,258	42,310	16,206	12,915	8,175	66,091	-	169,955
Current period gross write-offs	-	-	-	-	-	19	-	19

Home Equity – closed end
Pass	1,080	400	123	1,086	481	1,748	-	4,918
Watch	-	-	-	-	-	374	-	374
Substandard	-	-	-	-	13	-	-	13
Total Home Equity - closed end	1,080	400	123	1,086	494	2,122	-	5,305
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	-	2,749	1,431	926	-	1,616	1,137	7,859
Watch	-	-	-	-	-	104	-	104
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,749	1,431	926	-	1,720	1,137	7,963
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	1,413	18,493	18,655	7,307	3,685	24,061	4,748	78,362
Watch	-	-	-	-	41	2,121	-	2,162
Substandard	-	-	-	-	6,361	1,204	3,298	10,863
Total Owner-occupied commercial real estate	1,413	18,493	18,655	7,307	10,087	27,386	8,046	91,387
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	2,930	30,265	13,034	5,127	3,875	32,581	2,924	90,736
Watch	-	-	-	-	-	11,884	-	11,884
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	2,930	30,265	13,034	5,127	3,875	44,552	2,924	102,707
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Agricultural loans
Pass	2,036	2,865	661	481	4	57	5,568	11,672
Watch	-	-	-	38	-	-	149	187
Substandard	-	63	14	11	-	-	-	88
Total Agricultural loans	2,036	2,928	675	530	4	57	5,717	11,947
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	3,493	9,454	6,193	2,153	963	492	18,845	41,593
Watch	-	-	62	-	-	-	2,471	2,533
Substandard	-	-	646	27	-	3	-	676
Total 1-4 Commercial and industrial	3,493	9,454	6,901	2,180	963	495	21,316	44,802
Current period gross write-offs	-	-	-	-	-	2	-	2

Credit Cards
Pass	-	-	-	-	-	-	3,207	3,207
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	2	2
Total Credit cards	-	-	-	-	-	-	3,209	3,209
Current period gross write-offs	-	-	-	-	-	-	18	18

Automobile loans
Pass	34,245	46,209	24,450	10,283	3,447	1,495	-	120,129
Watch	31	205	80	80	47	62	-	505
Substandard	-	86	105	30	5	11	-	237
Total Automobile loans	34,276	46,500	24,635	10,393	3,499	1,568	-	120,871
Current period gross write-offs	35	300	88	88	29	18	-	821

Other consumer loans
Pass	3,830	6,466	2,991	1,286	439	59	386	15,457
Watch	-	5	9	-	5	5	1	25
Substandard	-	6	-	-	-	-	-	6
Total Other consumer loans	3,830	6,477	3,000	1,286	444	64	387	15,488
Current period gross write-offs	-	16	1	1	3	2	-	23

Municipal loans
Pass	-	175	1,024	1,128	1,257	2,443	-	6,027
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	175	1,024	1,128	1,257	2,443	-	6,027
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	80,542	178,637	106,320	72,683	35,084	160,428	143,173	776,867
Less: Unamortized net deferred loan fees								(607)
Loans held for investment								776,260

Current period gross write-offs	35	386	352	89	32	41	18	953

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

Collateral Dependent Disclosures

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2023 (dollars in thousands):

June 30, 2023
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

Allowance for Credit Losses

The ACL for loans and unfunded commitments is summarized in the following tables (dollars in thousands) summarizes the activity related to the allowance for credit losses for the six months ended June 30, 2023 under the CECL methodology.

ACL for Loans

	December 31, 2022	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan & leases credit losses	June 30, 2023
1-4 Family residential construction	$324	$109	$70	$1	$121	$485
Other construction, land development and land	694	602	-	-	78	1,374
Secured by farmland	571	311	-	-	9	891
Home equity – open end	446	(189)	-	-	-	257
Real estate	1,389	(184)	19	-	74	1,260
Home Equity – closed end	39	96	-	-	22	157
Multifamily	71	182	-	-	(57)	196
Owner-occupied commercial real estate	992	280	-	-	(35)	1,237
Other commercial real estate	1,023	(582)	-	-	(3)	438
Agricultural loans	80	(58)	-	-	-	22
Commercial and industrial	368	338	2	1	37	742
Credit Cards	68	26	18	7	5	88
Automobile loans	1,790	(257)	821	406	337	1,455
Other consumer loans	81	103	23	27	(21)	167
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$953	$442	$567	$8,769

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

The following tables presents, as of June 30, 2023 and December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	June 30, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$-	$32,280	$32,280	$-	$485	$485
Other construction, land development and land	520	42,907	43,427	226	1,148	1,374
Secured by farmland	-	75,119	75,119	-	891	891
Home equity – open end	-	46,380	46,380	-	257	257
Real estate	-	169,955	169,955	-	1,260	1,260
Home Equity – closed end	-	5,305	5,305	-	157	157
Multifamily	-	7,963	7,963	-	196	196
Owner-occupied commercial real estate	-	91,387	91,387	-	1,237	1,237
Other commercial real estate	-	102,707	102,707	-	438	438
Agricultural loans	-	11,947	11,947	-	22	22
Commercial and industrial	-	44,802	44,802	-	742	742
Credit Cards	-	3,209	3,209	-	88	88
Automobile loans	-	120,871	120,871	-	1,455	1,455
Other consumer loans	-	15,488	15,488	-	167	167
Municipal loans	-	6,027	6,027	-	-	-
Total loans	$520	$776,347	$776,867	$226	$8,543	$8,769

December 31, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,671	$853	$67,818
Farmland	74,322	2,079	72,243
Real Estate	153,281	3,260	150,021
Multi-Family	9,622	-	9,622
Commercial Real Estate	195,163	9,111	186,052
Home Equity – closed end	4,707	-	4,707
Home Equity –open end	46,928	-	46,928
Commercial & Industrial – Non-Real Estate	56,625	-	56,625
Consumer	6,488	-	6,488
Dealer Finance	125,125	62	125,063
Credit Cards	3,242	-	3,242
Gross Loans	744,174	15,365	728,809
Less: Unamortized net deferred loan fees	(570)	-	(570)
Total	$743,604	$15,365	$728,239

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

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the six-month period ended June 30, 2022 (dollars in thousands):

	Six Months Ended June 30, 2022
	Average Recorded	Interest Income
	Investment	Recognized
Impaired loans with no related allowance recorded:
Construction/Land Development	$601	$10
Farmland	2,268	80
Real Estate	2,654	65
Multi-Family	-	-
Commercial Real Estate	8,291	155
Home Equity – closed end	81	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Credit Cards	-	-
Dealer Finance	14	1
	13,909	311
Impaired loans with an allowance recorded:
Construction/Land Development	$-	$-
Farmland	-	-
Real Estate	1,363	34
Multi-Family	-	-
Commercial Real Estate	4,281	67
Home Equity – closed end	-	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Credit Card	-	-
Dealer Finance	90	4
	5,734	105
Total Impaired Loans	$19,643	$416

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

There was one loan modified to a borrower experiencing financial difficulty in the three and six months ended June 30, 2023 (see table below, dollars in thousands). There were no loans that had a payment default during the quarter that were modified in the previous 12 months.

	Term Extension
	Amortized Cost	Weighted Average Term Extension (Months)
Automobile loans	$23	3
Total loans	$23	3

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (dollars in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
1-4 Family residential construction	$-	$-	$-
Other construction, land development and land	-	-	-
Secured by farmland	-	-	-
Home equity – open end	-	-	-
Real estate	160	17	-
Home Equity – closed end	-	-	-
Multifamily	-	-	-
Owner-occupied commercial real estate	-	-	-
Other commercial real estate	-	-	-
Agricultural loans	-	-	-
Commercial and industrial	-	-	-
Credit Cards	-	-	-
Automobile loans	44	-	-
Other consumer loans	-	-	-
Municipal loans	-	-	-
Total loans	$204	$17	$-

The following table shows, by modification type, TDRs that occurred during 2022 (dollars in thousands):

	December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended maturity	3	$44	$44
Change in terms	1	162	162
Total	4	$206	$206

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $719 thousand at June 30, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended June 30, 2023 (dollars in thousands).

Total Allowance for Credit Losses – Unfunded Commitments
Balance, December 31, 2022	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	747
Recovery of credit losses	(28)
Balance, June 30, 2023	$719

Note 4. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business totaled $881 thousand as of June 30, 2023 of which $881 thousand is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2023, and totaled $129 thousand, with a notional amount of $11.6 million and total positions of 39. The fair value of the IRLCs were reported in the “Other liabilities” in the Consolidated Balance Sheet at December 31, 2022 and totaled $92 thousand, with a notional amount of $12.2 million and total positions of 38. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended June 30, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At June 30, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at June 30, 2023 and totaled $29 thousand, with a notional amount of $12.5 million and total positions of 43. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022 and totaled $186 thousand, with a notional amount of $13.6 million and total positions of 43.

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012.  The benefits are primarily based on years of service and earnings.  The Company uses December 31st as the measurement date for the defined benefit pension plan.  The plan was amended on February 15, 2023 to stop the accrual of future benefits. The following is a summary of net periodic pension costs for the three and six month periods ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service cost	$-	$190	$-	$380
Interest cost	92	104	184	208
Expected return on plan assets	(130)	-	(260)	-
Amortization of prior service cost	-	(195)	-	(390)
Amortization of net loss	-	58	-	116
Net periodic pension cost	$(38)	$157	$(76)	$314

Note 6. Stock-Based Compensation

The Company granted stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan. On March 7, 2023 the Bank’s Compensation Committee awarded 23,556 shares with a fair value of $526 thousand to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,309 shares with a fair value of $29 thousand to directors that vested upon issuance. There were 6,974 shares vested, less 96 shares netted for taxes, during the six months ended June 30, 2023. There were 7,706 shares forfeited in the three months ended June 30, 2023. Unrecognized compensation expense related to the nonvested restricted stock as of June 30, 2023 totaled $724 thousand.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements Using:
	Balance at June 30, 2023	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$881	$-	$881	$-
U.S. Treasury	37,053	-	37,053	-
U.S. Agency	131,582	-	131,582	-
Municipal bonds	38,986	-	38,986	-
Mortgage-backed securities	150,939	-	150,939	-
Corporate	26,091	-	26,091	-
IRLC	129	-	129	-
Forward Sales Commitments	29	-	29	-
Assets at Fair Value	$385,690	$-	$385,690	$-

		Fair Value Measurements Using:
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,373	$-	$1,373	$-
U.S. Treasury	36,643	-	36,643	-
U.S. Agency	129,748	-	129,748	-
Municipal bonds	42,198	-	42,198	-
Mortgage-backed securities	156,875	-	156,875	-
Corporate	26,631	-	26,631	-
Forward sales commitments	186	-	186	-
Assets at Fair Value	$393,654	$-	$393,654	$-

Liabilities:
IRLC	$92	$-	$92	$-
Liabilities at Fair Value	$92	$-	$92	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at June 30, 2023	Level 1	Level 2	Level 3
Other construction, land development and land	$294	$-	$-	$294
Total collateral dependent loans with an ACL	$294	$-	$-	$294

		Fair Value Measurements Using:
Impaired Loans	Balance at December 31, 2022	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,286	-	-	1,286
Commercial Real Estate	969	-	-	969
Dealer Finance	42	-	-	42
Total Impaired loans	$2,590	$-	$-	$2,590

The following table presents information about Level 3 Fair Value Measurements for June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at June 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$ 294 thousand	Discounted appraised value	Discount for selling costs and marketability	62%

	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$ 2,590 thousand	Discounted appraised value	Discount for selling costs and marketability	10.00%-33.00% (Average 19.00%)

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

The Company did not have any other real estate owned as of June 30, 2023 or December 31, 2022.

Note 8. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and December 31, 2022. Fair values for June 30, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2023
Assets:
Cash and cash equivalents	$36,505	$36,505	$-	$-	$36,505
Securities available for sale	384,651	-	384,651	-	384,651
Securities held to maturity	125	-	115	-	115
Loans held for sale	881	-	881	-	881
Loans held for investment, net	776,260	-	-	749,716	749,716
Interest receivable	4,280	-	4,280	-	4,280
Bank owned life insurance	22,538	-	22,538	-	22,538
IRLC	129	-	129	-	129
Forward sales commitments	29	-	29	-	29
Total	$1,225,398	$36,505	$412,633	$749,716	$1,198,854
Liabilities:
Deposits	$1,137,112	$-	$1,133,639	$-	$1,133,639
Short-term debt	47,000	-	-	47,000	47,000
Long-term debt	6,911	-	-	6,645	6,645
Interest payable	773	-	773	-	773
Total	$1,191,796	$-	$1,134,412	$53,645	$1,188,057

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets:
Cash and cash equivalents	$34,953	$34,953	$-	$-	$34,953
Securities	392,220	-	392,220	-	392,220
Loans held for sale	1,373	-	1,373	-	1,373
Loans held for investment, net	743,604	-	-	720,806	720,806
Interest receivable	3,995	-	3,995	-	3,995
Bank owned life insurance	23,554	-	23,554	-	23,554
Forward sales commitments	186	-	186	-	186
Total	$1,199,885	$34,953	$421,328	$720,806	$1,177,087
Liabilities:
Deposits	$1,083,377	$-	$1,080,909	$-	$1,080,909
Short-term debt	70,000	-	-	70,000	70,000
Long-term debt	6,890	-	-	6,778	6,778
IRLC	92	-	92	-	92
Interest payable	295	-	295	-	295
Total	$1,160,654	$-	$1,081,296	$76,778	$1,158,074

Note 9. Accumulated Other Comprehensive Loss

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended June 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(37,735)	$439	$(37,296)
Change in unrealized securities gains (losses), net of tax benefit of $19	71	-	71
Balance at June 30, 2023	$(37,664)	$439	$(37,225)

	For the three months ended June 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(16,060)	$(3,291)	$(19,351)
Change in unrealized securities gains (losses), net of tax benefit of $4,512	(16,972)	-	(16,972)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	(77)	-	(77)
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)

	For the six months ended June 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities gains, net of tax expense of $742	2,787	-	2,787
Balance at June 30, 2023	$(37,664)	$439	$(37,225)

	For the six months ended June 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities losses, net of tax benefit of $8,302	(31,231)	-	(31,231)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	(77)	-	(77)
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)

There were no reclassifications adjustments reported on the consolidated statements of income during the three and six months ended June 30, 2023.

Note 10. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loans growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $47.0 million in short-term debt at June 30, 2023 and $70.0 million short-term debt at December 31, 2022.

On July 10, 2023 the Company paid off $2.0 million in short-term debt, and on July 31, 2023, the Company paid off an additional $10.0 million in short-term debt.

Long-term Debt

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030. The note will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030.  The subordinated note, net of issuance costs totaled $6.9 million at June 30, 2023.

Note 11. Revenue Recognition

Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Substantially all the Company’s revenue is generated from contracts with customers. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the guidance. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$274	$274	$499	$581
Investment Services and Insurance Income	355	453	862	704
Title Insurance Income	377	366	625	839
ATM and check card fees	672	632	1,299	1,195
Other	286	242	360	399
Noninterest Income (in-scope of Topic 606)	1,964	1,967	3,645	3,718
Noninterest Income (out-of-scope of Topic 606)	788	1,110	1,473	1,842
Total Noninterest Income	$2,752	$3,077	$5,118	$5,560

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2023
Lease Liabilities	$811
Right-of-use assets	$795
Weighted average remaining lease term (years)	2.02 years
Weighted average discount rate	3.29%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$43	$47	$83	$94
Total lease cost	$43	$47	$83	$94
Cash paid for amounts included in the measurement of lease liabilities	$47	$53	$105	$105

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

June 30, 2023
Six months ending December 31, 2023	$82
Twelve months ending December 31, 2024	166
Twelve months ending December 31, 2025	122
Twelve months ending December 31, 2026	69
Twelve months ending December 31, 2027	56
Thereafter	462
Total undiscounted cash flows	$957
Discount	146
Lease liabilities	$811

Note 13. Subsequent Events

On July 20, 2023, the Board of Directors declared a second quarter dividend of $0.26 per share, payable on August 29, 2023, to shareholders of record as of August 14, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary Farmers & Merchants Bank (“Bank”). TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services (“FMFS”) and VBS Mortgage LLC (dba “F&M Mortgage”) are wholly owned subsidiaries of the Bank. The Company held a majority ownership in VSTitle LLC (“VST”), with the remaining minority interest owned by F&M Mortgage, until the Company purchased F&M Mortgage’s minority interest in VST on January 3, 2022.

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

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester.

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

Caution Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgments of the Company and its management about future events. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those described in described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, and the following:

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

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of June 30, 2023 were unchanged from the policies disclosed in the 2022 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for the adoption of ASC 326. See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Second Quarter Income Statement Highlights

Net income for current quarter was $241,000 or $0.07 per share, a decrease of $814,000 from the first quarter and a decrease of $1.5 million from the second quarter 2022. The decrease from the first quarter was due to an increase in the provision for credit losses of $539,000 and higher noninterest expenses resulting from an accrual for a potential one-time severance payment to a former officer in the amount of $764,000. The decrease from the second quarter of 2022 is attributable to a $1.2 million decrease in net interest income and the previously mentioned severance accrual.

Net interest income for the current quarter was $7.8 million, a decrease of $58,000 from the first quarter 2023 and a decrease of $1.2 million from the prior year.  Interest income for the three months ended June 30, 2023, was $13.6 million, an increase of $651,000 from first quarter 2023 and $3.6 million over the prior year second quarter, due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts and time deposits, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense to $5.9 million from $5.1 million from the prior quarter and $1.0 million from the same period in 2022

During second quarter 2023, the Bank recorded a $539,000 provision for credit losses and unfunded commitments due to loan growth of $19.3 million and $344,000 in net charge-offs.  There was no provision recorded in the first quarter 2022 and a provision for loan losses of $600,000 recorded in second quarter 2022. At June 30, 2023, the Allowance for Credit Losses for loans (ACL) totaled $8.8 million or 1.13% of gross loans outstanding.

Noninterest income, excluding securities losses, totaled $2.8 million for the quarter, an increase from first quarter of $386,000 and a decrease from prior year of $325,000 which included a $97,000 securities loss.  The increase from last quarter is due to a $363,000 gain from bank owned life insurance.  The decrease from second quarter 2022 is primarily due to a decrease in mortgage banking income of $696,000.  There were fewer mortgage loans sold on the secondary market due to an overall decrease in volume and a shift in production from the 30-year fixed rate product to variable rate products which were retained in the Bank’s loan portfolio. The decline in mortgage banking income was partially offset by an increase in income from bank owned life insurance of $449,000 which includes the gain mentioned previously and an increase of $40,000 in ATM and check card income.

Noninterest expense totaled $10.2 million in second quarter 2023, up $983,000 from the linked quarter and up $613,000 from second quarter 2022. The increase from first quarter 2023 was driven by a $677,000 increase in salaries expense, an increase of $167,000 in legal and professional fees and an increase of $131,000 in equipment expense.  Salaries expense included the previously mentioned severance accrual of $764,000. The increase in equipment expense is attributable to new ATMs that were placed in service earlier this year.  These categories also drove the increase in noninterest expense from second quarter 2022.

Year-to-Date Income Statement Highlights

Year-to-date net income was $1.3 million or $0.37 per share compared to $4.3 million or $1.25 per share in 2022.  The decrease is due to a decline in net interest income of $1.5 million, an increase in the provision for credit losses of $389,000, a decrease of $539,000 in noninterest income (excluding securities losses) and increase in noninterest expense of $1.3 million.  There were no securities gains or losses in the first six months over 2023 compared to a $97,000 loss recorded in 2022.

Net interest income for the six months ended June 30, 2023 was $15.6 million, a decrease of $1.5 million from the prior year.  Interest income was $26.6 million, an increase of $7.5 million from 2022 due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts and time deposits, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense to $11.0 million from $2.0 million.

In 2023, the Bank recorded a $539,000 provision for credit losses.  This is $389,000 higher than the provision for loan losses recorded in the first six months of 2022.  The higher provision expense is due to loan growth and net charge-offs.

Noninterest income, including net losses on sale of securities, totaled $5.1 million for the first six months of 2023, which was a decrease of $442 thousand from 2022. The primary reason for the decrease was a reduction of $898 thousand in mortgage banking income. Lower mortgage banking activity also negatively impacted title insurance income which declined by $214 thousand from the first half of 2022 to the same period in 2023. Service charges on deposit accounts decreased by $82 thousand due to a change that was made in August 2022 in the method used to charge insufficient funds and overdraft fees. These decreases were partially offset by increases of $158 thousand in investment and insurance income and $104 thousand in ATM and debit card interchange income.

Noninterest expenses totaled $19.4 million in the first six months of 2023, compared to $18.1 million in 2022. The increase was primarily due to an increase in salary expense related to the previously mentioned accrual for a potential one-time severance payment. Other increases were spread over professional fees, equipment expense for the installation of new ATMs, and other noninterest expenses. These amounts were partially offset by a decrease in pension expense of $195,000 and lower data processing expense of $400,000 resulting from the renegotiation of the contract with the Bank’s core system provider.

For the six months ended June 30, 2023 and June 30, 2022, there was an income tax benefit of $482,000 and income tax expense of $43,000, respectively. Our effective tax rate differs from the 21% federal statutory rate due to the impact of various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, including gains, tax credits from low-income housing tax credit investments, and the vesting of other stock-based compensation.

Net Interest Income and Net Interest Margin

For the first six months of 2023, net interest income totaled $15.6 million, a decrease of $1.5 million from the first six months of 2022, resulting in a decrease in our net interest margin by 0.27%. Interest income and fees on loans were $6.9 million higher due to higher rates on variable rate loans and $85.8 million in loan growth since June 30, 2022. Income from interest bearing deposits and securities was $673,000 higher due to increased interest rates.

Interest expense increased by $9.0 million in the first six months of 2023 to $11.0 million at June 30, 2023, mostly due to higher market interest rates and an increase in the average balances of short-term debt.   Beginning in the fourth quarter of 2022 and continuing through the second quarter of 2023, rates paid on money market and time deposits increased significantly resulting in $7.6 million more in interest expense on deposits. The increase in market interest rates also caused a shift in the deposit mix to higher-cost accounts. Short-term borrowings were used to augment deposits to fund loan growth which increased short-term borrowings expense to $1.5 million from $46,000 last year.

The net interest margin was 2.66% and 3.13% for the three months ended June 30, 2023 and 2022, respectively. The lower net interest margin was due to higher cost of funds, partially offset by higher yields on interest-earning assets.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022			Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]	Average Balance	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3,4]	$757,217	$22,394	5.96%	$666,748	$15,529	4.70%	$764,531	$11,528	6.05%	$666,957	$8,006	4.82%
Loans held for sale	1,127	47	8.41%	5,056	61	2.43%	1,062	25	9.44%	3,964	32	3.24%
Federal funds sold	5,357	132	4.96%	35,832	35	0.20%	4,349	58	5.32%	7,170	11	0.62%
Interest bearing deposits	732	18	4.97%	2,603	4	0.31%	715	8	4.51%	1,731	3	0.70%
Investments
Taxable [4]	394,449	3,818	1.95%	444,939	3,335	1.51%	391,958	1,910	1.95%	464,506	1,890	1.63%
Tax exempt	15,014	267	3.59%	9,877	168	3.43%	15,152	133	3.52%	13,753	101	2.95%
Total earning assets	$1,173,896	$26,676	4.58%	$1,165,055	$19,132	3.31%	$1,177,767	$13,662	4.65%	$1,158,081	$10,043	3.48%
Interest Expense
Demand deposits	174,069	1,550	1.80%	183,235	206	0.23%	179,299	876	1.96%	181,766	103	0.23%
Savings	504,436	6,395	2.56%	502,376	1,020	0.41%	507,847	3,418	2.70%	507,341	517	0.41%
Time deposits	136,566	1,313	1.94%	120,501	456	0.76%	151,369	922	2.44%	118,552	217	0.73%
Federal funds purchased	609	17	5.60%	-	-	-	861	12	5.55%	-	-	-
Short-term debt	61,790	1,498	4.89%	9,451	46	0.98%	52,571	511	3.90%	18,798	46	0.98%
Long-term debt	6,901	228	6.66%	18,678	283	3.06%	6,906	116	6.74%	15,630	124	3.18%
Total interest bearing liabilities	$884,371	$11,001	2.51%	$834,241	$2,011	0.49%	$898,853	$5,855	2.61%	$842,087	$1,007	0.48%

Tax equivalent net interest income		$15,675			$17,121			$7,807			$9,036

Net interest margin			2.69%			2.96%			2.66%			3.13%

___________________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable and partially taxable investments and loans.
[5]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”).  The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies and are supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. Details on non-GAAP measures follow.

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

	June 30, 2023		June 30, 2022
	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$22,418	$11,542	$15,564	$8,025
Interest Income - Securities and Other Interest-Earnings Assets	4,179	2,082	3,506	1,984
Interest Expense – Deposits	9,258	5,216	1,682	837
Interest Expense - Other Borrowings	1,743	639	329	170
Total Net Interest Income	$15,596	$7,769	$17,059	$9,002

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	79	38	62	34
Total Tax Benefit on Tax-Exempt Interest Income	79	38	62	34
Tax-Equivalent Net Interest Income	$15,675	$7,807	$17,121	$9,036

During the first half of the year, the unrealized loss on the bond portfolio improved by $3.5 million, improving the Company’s tangible common equity ratio from 5.13% at December 31, 2022, to 5.38% at June 30, 2023. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing consolidated total common shareholders' equity by consolidated total average assets, after reducing both amounts by average goodwill and other intangible assets.  The TCE ratio is not required by GAAP or by bank regulations but is a metric used by management to evaluate the adequacy of the Company's capital levels.  Since there is no authoritative requirement to calculated the TCE ratio, our TCE ratio is not necessarily comparable to similar capital  measures disclosed or used by other companies in the financial services industry.  Tangible common equity and tangible average assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP.

Balance Sheet Review

Overview

On June 30, 2023, assets totaled $1.28 billion, an increase of $32.5 million over December 31, 2022. Total loans increased by $32.7 million to $776.3 million, including increases of $15.3 million in 1-to-4 family variable rate mortgage loans and $12.4 million in dealer financing loans. Investment securities decreased by $8.7 million due to paydowns on U.S. Agency mortgage-backed securities and expected bond maturities.

Securities Available for Sale (“AFS”)

Our AFS securities portfolio is reported at fair value, which is determined based on market prices of similar instruments. The portfolio is made up of primarily U.S. Treasury, U.S Agency and mortgage-backed securities issued by federal agencies, as well as securities issued by municipal bonds and corporate debt securities. Total securities available for sale were $384.7 million at June 30, 2023, compared to $392.1 million at December 31, 2022. This represents a decrease of $7.4 million or 1.9%. The average balance during the first six months of 2023 was $409.5 million, compared to $454.8 million during the first six months of 2022. The average AFS securities portfolio represented 34.9% and 39.0% of average earning assets in the first six months of 2023 and 2022, respectively. The year-over-year decrease in average AFS securities is primarily due to maturities and normal paydowns of mortgage-backed securities and municipal bond maturities. There are $25.0 million of scheduled maturities and paydowns expected in the second half of 2023 and $93.9 million in 2024.

Net unrealized losses related to the fair value of securities AFS decreased $3.5 million in the first six months of 2023 to $47.7 million, from $51.2 million at December 31, 2022 . The unrealized loss is driven by the increase in market interest rates, not credit quality. The average maturity of the portfolio is 4.80 years.

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

Loans Held for Investment of $776.3 million increased $32.7 million during the six months ended June 30, 2023 compared to $743.6 million at December 31, 2022.  As a percentage of average earning assets, average loans were 64.5% for the six months ended June 30, 2023, compared with 57.2% for the six months ended June 30, 2022.

Loans Held for Sale totaled $881,000 on June 30, 2023, a decrease of $492,000 compared to $1.4 million at December 31, 2022.  Loans Held for Sale consists of F&M Mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity. All the mortgage loans held for sale have been precommitted to investors, which minimizes the interest rate risk.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses and the reserve for unfunded commitments. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. The amount of the reserve for unfunded commitments considers the probability that those commitments will fund.

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

The results of this process, in combination with conclusions of the Bank’s external loan review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 27 which reflects activity in the allowance for credit losses.

At June 30, 2023, the allowance for credit losses on loans (“ACLL”) reflected a day one CECL impact of $777,000 which was charged to retained earnings, $511,000 in net charge-offs, and a provision for credit losses on loans of $567,000. The provision was primarily due to loan growth of $19.3 million this quarter and charge-offs in the automobile portfolio. There were no changes in the qualitative factors this quarter.  Additionally, the provision for credit losses on loans was reduced by $28,000 due to a benefit for unfunded commitments, for a net provision of $539,000. The provision for credit losses was $150,000 for the first six months of 2022.

Nonperforming Assets

Nonperforming loans include nonaccrual loans and loans 90 days or more past due.   Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Nonperforming loans totaled $2.0 million on June 30, 2023 compared to $2.3 million at December 31, 2022.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Allowance for credit losses on loans	$8,769	$7,936
Nonperforming loans	$1,997	$2,262
Total loans	$776,260	$743,604

Allowance for credit losses to total loans	1.13%	1.07%
Nonperforming loans to total loans	0.26%	0.30%
Coverage ratio, allowance for credit losses to nonperforming loans	439.11%	350.84%

Deposits and Other Borrowings

The Company's main source of funding is comprised of deposits received from individuals, governmental entities and businesses located within the Company's service area.  Deposit accounts include demand deposits, savings, money market, and certificates of deposit.  Total deposits were $1.14 billion and $1.08 billion at June 30, 2023 and December 31, 2022 respectively.  Noninterest bearing deposits decreased $16.0 million while interest bearing deposits increased $69.8 million. Total deposits increased $53.7 million from the end of 2022, as the Bank was able to attract deposits by offering higher rates on money market and time deposit accounts and opening insured cash sweep (“ICS”) accounts for new and existing customers.

The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS programs.  These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At June 30, 2023 and December 31, 2022 the Company had a total of $241,000 in CDARS accounts; and, $119.7 million and $77.6 million in ICS accounts, respectively.  At June 30, 2023, 12.37% of the Company’s total deposits were uninsured deposits, calculated per Bank Call Report instructions.

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There were $47.0 million and $70.0 million of FHLB advances at June 30, 2023 and December 31, 2022, respectively. The increase in deposits allowed us to reduce the FHLB advances. Subsequently, the Company paid off $12.0 million in FHLB advances in July 2023.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated notes due July 31, 2030. The note will initially bear interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030.  The subordinated note, net of issuance costs totaled $6.9 million at June 30, 2023.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2023, the Bank is in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

The Bank’s leverage ratio was 8.24%, its common equity Tier 1 and Tier 1 capital ratios were both 11.86%, its total capital ratio was 12.83% and the capital conservation buffer was 4.83% at June 30, 2023.

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

As of June 30, 2023, the Bank had total credit availability with the FHLB of $383.1 million, or 30% of total assets,  and $175.3 million in lendable collateral. At June 30, 2023, we had $47.0 million in FHLB term borrowings and a $15.0 million letter of credit to provide collateral for our public deposits, which leaves $113.3 million in available lendable collateral.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to provide any U.S. federally insured depository institution, including the Bank, with a line a credit equal to the par value of securities pledged to the BTFP.  Advances from the BTFP may be requested by the Bank for up to one year until March 31, 2024.   During the second quarter 2023, the Bank pledged securities to the BTFP with a par value of $225.4 million; the Bank has not borrowed from the BTFP in 2023.

The Company’s on-balance sheet asset liquidity includes cash and cash equivalents, unpledged investment securities and loans held for sale, which totaled $223.8 million at June 30, 2023, down from $439.9 million at December 31, 2022. The decrease is due to pledging securities to the BTFP.  Combining unused borrowing capacity through the FHLB of $113.3 million, through the BTFP of $225.4 million, and on-balance sheet liquidity of $223.8 million, produces readily available liquidity of approximately $562.5 million, with a coverage ratio of 395% to uninsured and uncollateralized deposits.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.  At June 30, 2023, total wholesale funding was $63.0 million or 4.93% of total assets.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	-17.97%
+ 300 basis points	-11.49%
+ 200 basis points	-6.49%
+ 100 basis points	-2.31%
- 100 basis points	1.88%
- 200 basis points	4.41%
- 300 basis points	6.61%
- 400 basis points	8.47%

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net economic value is the market value of all assets minus the market value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net market value over different rate environments (dollars in thousands):

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	-7.85%
+ 300 basis points	-4.04%
+ 200 basis points	-1.37%
+ 100 basis points	.13%
- 100 basis points	-2.55%
- 200 basis points	-5.17%
- 300 basis points	-12.23%
- 400 basis points	-14.60%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At June 30, 2023, the Company had $130.5 million in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Existence of Securities and Exchange Commission Web Site

The Securities and Exchange Commission (“SEC”) maintains a Web site that contains reports, proxy and information statements and other information regarding registrants, such as the Company, that file electronically with the SEC and the address is http: //www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Aubrey M. Wilkerson
Aubrey M. Wilkerson Chief Executive Officer

/s/ Lisa F. Campbell
Lisa F. Campbell Executive Vice President and Chief Financial Officer

August 14, 2023

