Form 10-Q
period 2023-09-30
F&M BANK CORP
filed 2023-11-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Common Stock, par value ‑ $5 per share	3,482,373 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022*
	(Unaudited)
Assets
Cash and due from banks	$17,391	$17,926
Money market funds and interest-bearing deposits in other banks	184	687
Federal funds sold	4,583	16,340
Cash and cash equivalents	22,158	34,953

Securities:
Held to maturity, at amortized cost – fair value of $113 and $112 in 2023 and 2022, respectively	125	125
Less: allowance for credit losses	-	-
Held to maturity, net	125	125

Available for sale, at fair value	372,339	392,095
Other investments	11,038	11,317
Loans held for sale, at fair value	2,027	1,373

Loans held for investment, net of deferred fees and costs	805,602	743,604
Less: allowance for credit losses	(9,166)	(7,936)
Net loans held for investment	796,436	735,668

Bank premises and equipment, net	23,927	19,587
Interest receivable	4,645	3,995
Goodwill	3,082	3,082
Bank owned life insurance	22,705	23,554
Other assets	23,937	20,153
Total Assets	$1,282,419	$1,245,902
Liabilities
Deposits:
Noninterest bearing	$277,219	$293,596
Interest bearing	856,691	789,781
Total deposits	1,133,910	1,083,377

Short-term debt	60,000	70,000
Long-term debt	6,922	6,890
Other liabilities	14,567	14,843
Total liabilities	1,215,399	1,175,110

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 200,000 designated, 3,482,217 and 3,456,237 shares issued and outstanding (32,957 and 26,456 unvested restricted shares)	17,246	17,149
Additional paid in capital	10,941	10,577
Retained earnings	81,481	83,078
Accumulated other comprehensive loss	(42,648)	(40,012)
Total shareholders’ equity	67,020	70,792
Total liabilities and shareholders’ equity	$1,282,419	$1,245,902

*2022 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

 (Dollars in thousands, except per share data)

 (Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2023	2022
Interest and fees on loans held for investment	$12,525	$8,881
Interest and fees on loans held for sale	19	29
Interest from money market funds and federal funds sold	68	48
Interest on debt securities	2,005	2,054
Total interest and dividend income	14,617	11,012

Interest expense
Total interest on deposits	5,811	1,378
Interest from short-term debt	702	158
Interest from long-term debt	115	345
Total interest expense	6,628	1,881

Net interest income	7,989	9,131

Provision for Credit Losses	620	-
Net Interest Income After Provision for Credit Losses	7,369	9,131

Noninterest income
Service charges on deposit accounts	256	255
Investment services and insurance income	374	316
Mortgage banking income	536	666
Title insurance income	444	376
Income on bank owned life insurance	181	178
Low-income housing partnership losses	(205)	(205)
ATM and check card fees	672	628
Other operating income	269	68
Total noninterest income	2,527	2,282

Noninterest expense
Salaries	4,210	4,334
Employee benefits	907	1,184
Occupancy expense	371	342
Equipment expense	357	294
FDIC insurance assessment	225	215
OREO expenses	-	59
Advertising expense	259	193
Legal and professional fees	326	294
ATM and check card fees	349	321
Telecommunication and data processing expense	551	619
Directors fees	124	131
Bank franchise tax	129	124
Other operating expenses	1,114	762
Total noninterest expense	8,922	8,872

Income before income taxes	974	2,541
Income tax (benefit) expense	(44)	237
Net Income	$1,018	$2,304
Per Common Share Data
Net income	$0.29	$0.67
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding	3,480,670	3,453,767

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

 (Dollars in thousands, except per share data)

 (Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2023	2022
Interest and fees on loans held for investment	$34,896	$24,384
Interest and fees on loans held for sale	66	90
Interest from money market funds and federal funds sold	218	87
Interest on debt securities	6,034	5,521
Total interest and dividend income	41,214	30,082

Interest expense
Total interest on deposits	15,069	3,060
Interest from short-term debt	2,217	204
Interest from long-term debt	343	628
Total interest expense	17,629	3,892

Net interest income	23,585	26,190

Provision for Credit Losses	1,159	150
Net Interest Income After Provision for Credit Losses	22,426	26,040

Noninterest income
Service charges on deposit accounts	755	836
Investment services and insurance income	1,236	1,020
Mortgage banking income	1,619	2,647
Title insurance income	1,069	1,215
Income on bank owned life insurance	982	522
Low-income housing partnership losses	(616)	(613)
ATM and check card fees	1,971	1,823
Net investment securities losses	-	(97)
Other operating income	629	489
Total noninterest income	7,645	7,842

Noninterest expense
Salaries	13,571	12,690
Employee benefits	3,044	3,712
Occupancy expense	1,023	1,028
Equipment expense	1,138	918
FDIC insurance assessment	545	496
OREO expense	-	59
Advertising expense	753	599
Legal and professional fees	1,235	945
ATM and check card fees	944	954
Telecommunication and data processing expense	1,926	2,205
Directors fees	409	424
Bank franchise tax	449	456
Other operating expenses	3,246	2,495
Total noninterest expense	28,283	26,981

Income before income taxes	1,788	6,901
Income tax (benefit) expense	(526)	280
Net Income	$2,314	$6,621

Per Common Share Data
Net income	$0.67	$1.92
Cash dividends on common stock	0.78	0.78
Weighted average common shares outstanding	3,473,911	3,447,470

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income	$1,018	$2,304	$2,314	$6,621

Other comprehensive loss:
Unrealized holding losses on available-for sale securities	(6,865)	(9,879)	(3,337)	(49,606)
Tax effect	1,442	2,075	701	10,417
Unrealized holding losses, net of tax	(5,423)	(7,804)	(2,636)	(39,189)

Less:
Reclassifications adjustment for losses included in net income	-	-	-	97
Tax effect	-	-	-	20
Realized losses on sale of available-for sale securities, net	-	-	-	77

Total other comprehensive loss	(5,423)	(7,804)	(2,636)	(39,112)

Total comprehensive loss	$(4,405)	$(5,500)	$(322)	$(32,491)

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2023 and 2022.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance June 30, 2022	$17,121	$10,351	$80,878	$(36,400)	$71,950
Net income	-	-	2,304	-	2,304
Other comprehensive loss	-	-	-	(7,804)	(7,804)
Dividends on common stock ($.26 per share)	-	-	(903)	-	(903)
Common stock issued	14	55	-	-	69
Stock-based compensation expense	-	61	-	-	61
Balance, September 30, 2022	$17,135	$10,467	$82,279	$(44,204)	$65,677

Balance June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194
Net income	-	-	1,018	-	1,018
Other comprehensive loss	-	-	-	(5,423)	(5,423)
Dividends on common stock ($.26 per share)	-	-	(906)	-	(906)
Common stock issued	18	58	-	-	76
Stock-based compensation expense	-	61	-	-	61
Balance, September 30, 2023	$17,246	$10,941	$81,481	$(42,648)	$67,020

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2023 and 2022.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2021	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	6,621	-	6,621
Other comprehensive loss	-	-	-	(39,112)	(39,112)
Dividends on common stock ($.78 per share)	-	-	(2,692)	-	(2,692)
Common stock issued	38	175	-	-	213
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	26	30	-	-	56
Stock-based compensation expense	-	135	-	-	135
Balance, September 30, 2022	$17,135	$10,467	$82,279	$(44,204)	$65,677

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	2,314	-	2,314
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive loss	-	-	-	(2,636)	(2,636)
Dividends on common stock ($.78 per share)	-	-	(2,708)	-	(2,708)
Common stock issued	57	182	-	-	239
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(12)	-	-	28
Stock-based compensation expense	-	194	-	-	194
Balance, September 30, 2023	$17,246	$10,941	$81,481	$(42,648)	$67,020

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$2,314	$6,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	958	833
Amortization of intangibles	23	28
Amortization of securities	11,594	19,173
Proceeds from loans held for sale	93,872	116,448
Loans held for sale originated	(92,677)	(112,954)
Gain on sale of loans held for sale	(1,849)	(1,917)
Provision for credit losses	1,159	150
Increase in interest receivable	(650)	(543)
(Increase) decrease in deferred taxes	(1)	9,179
(Increase) decrease in other assets	(2,691)	1,039
Decrease in accrued expenses	(1,025)	(9,244)
Amortization of limited partnership investments	616	613
Amortization of debt issuance costs	32	107
Income from life insurance investment	(612)	(522)
Gain on life insurance investment	(370)	-
Loss on the sale of investment securities	-	97
Gain on the sale of fixed assets	(16)	(10)
Stock-based compensation expense	194	135
Loss on sale and valuation adjustments for other real estate owned and bank premises held for sale	-	59
Net cash provided by operating activities	10,871	29,292
Cash flows from investing activities
Purchase of investments available for sale and other investments	-	(108,057)
Proceeds from maturity of investments available for sale	4,825	4,000
Proceeds from the sale of investments available for sale	-	8,699
Investment in restricted stock, net	(137)	(891)
Investment in limited partnership	(200)	(220)
Net increase in loans held for investment	(62,702)	(37,753)
Proceeds from life insurance investment	1,738	-
Proceeds from the sale of fixed assets	93	27
Net purchase of property and equipment	(5,375)	(2,720)
Proceeds from the sale of other real estate owned	-	138
Net cash (used in) investing activities	(61,758)	(136,777)
Cash flows from financing activities
Net change in deposits	50,533	37,099
Net change in short-term debt	(10,000)	30,000
Dividends paid in cash	(2,708)	(2,692)
Proceeds from issuance of common stock	267	269
Repayments of long-term debt	-	(15,000)
Net cash provided by financing activities	38,092	49,676
Net decrease in Cash and Cash Equivalents	(12,795)	(57,809)
Cash and cash equivalents, beginning of period	34,953	88,121
Cash and cash equivalents, end of period	$22,158	$30,312
Supplemental Cash Flow information:
Cash paid for: Interest	$16,709	$4,031
Taxes	360	-
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$3,337	$(49,509)
Cumulative effect of the adoption of ASC 326	1,524	-
Transfer from loans to other real estate owned	-	197

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $777,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $747,000, which is recorded within Other Liabilities. The Company recorded a net decrease to retained earnings of $1.2 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities was immaterial at September 30, 2023 and was excluded from the estimate of credit losses.

The state and local governments securities held by the Company are highly rated by major rating agencies. As a result, no allowance for credit losses was recorded on held to maturity securities at September 30, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.4 million at September 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.2 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Automobile loans. Automobile loans generally carry certain risks associated with the values of the collateral and borrower’s ability to repay the loan. Lending on new and used vehicles is subject to the risk of changing values in the availability of vehicles and the resale value.

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

Accounting Standards Pending Adoption:

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In August 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification® Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU No. 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance). A joint venture that elects to early adopt may apply ASU No. 2023-05 either prospectively or retrospectively. The Company does not expect the adoption of ASU 2023-05 to have a material impact on its consolidated financial statements.

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

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of U.S. dollar LIBOR to June 30, 2023.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

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

Note 2. Investment Securities

The amortized cost and estimated fair value of securities held to maturity along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
U. S. Treasury	$125	$-	$12	$113
December 31, 2022
U. S. Treasury	$125	$-	$13	$112

There is no allowance for credit losses on held to maturity securities. At September 30, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the quarter ended September 30, 2023.

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
U.S. Treasury	$39,918	$-	$2,912	$37,006
U.S. Agency	143,484	-	11,870	131,614
Municipal bonds	41,382	-	5,059	36,323
Mortgage-backed securities	171,546	161	29,988	141,719
Corporate	30,550	-	4,873	25,677
Total Securities Available for Sale	$426,880	$161	$54,702	$372,339

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. Treasury	$39,902	$-	$3,259	$36,643
U.S. Agency	143,473	-	13,725	129,748
Municipal bonds	46,331	27	4,160	42,198
Mortgage-backed securities	183,044	77	26,246	156,875
Corporate	30,550	-	3,919	26,631
Total Securities Available for Sale	$443,300	$104	$51,309	$392,095

There was no allowance for credit losses on available for sale securities.

The amortized cost and fair value of securities at September 30, 2023, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125	$113	$25,491	$25,096
Due after one year through five years	-	-	186,744	171,180
Due after five years	-	-	71,573	60,115
Due after ten years	-	-	143,072	115,948
Total	$125	$113	$426,880	$372,339

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized losses	-	-
Net realized (losses)	$-	$-
Proceeds from sales of securities	$-	$-

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized (losses)	-	(97)
Net realized (losses)	$-	$(97)
Proceeds from sales of securities	$-	$8,699

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2023 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury	$-	$-	$37,006	$2,912	$37,006	$2,912
U.S. Agency	-	-	131,614	11,870	131,614	11,870
Municipal bonds	5,432	593	30,890	4,466	36,322	5,059
Mortgage-backed securities	-	-	136,523	29,988	136,523	29,988
Corporate	1,673	327	24,004	4,546	25,677	4,873
Total	$7,105	$920	$360,037	$53,782	$367,142	$54,702

Unrealized losses at September 30, 2023 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

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

As of September 30, 2023, other investments consist of investments in twelve low-income housing and historic equity partnerships (carrying basis of $5.3 million), stock in the Federal Home Loan Bank of Atlanta (“FHLB’) (carrying basis $3.7 million) and various other investments (carrying basis $2.0 million). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2023. At September 30, 2023, the Company was committed to invest an additional $625,000 in three low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet.

The Company has pledged securities with a par value of $222.5 million and market value of $190.2 million to the Federal Reserve Discount Window Bank Term Funding Program (“BTFP”) as of September 30, 2023. The BTFP was established in March 2023 to offer loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The Bank has not borrowed from the BTFP during 2023.

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

The following is a summary of the major categories of total loans outstanding at September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023
1-4 Family residential construction	$34,320
Other construction, land development and land	46,027
Secured by farmland	80,502
Home equity – open end	46,351
Real estate	182,814
Home Equity – closed end	5,054
Multifamily	8,257
Owner-occupied commercial real estate	91,836
Other commercial real estate	102,216
Agricultural loans	13,299
Commercial and industrial	47,282
Credit Cards	3,316
Automobile loans	123,981
Other consumer loans	15,149
Municipal loans	5,844
Gross loans	806,248
Unamortized net deferred loan fees	(646)
Less allowance for credit losses	9,166
Net loans	$796,436

December 31, 2022
Construction/Land Development	$68,671
Farmland	74,322
Real Estate	153,281
Multi-Family	9,622
Commercial Real Estate	195,163
Home Equity – closed end	4,707
Home Equity – open end	46,928
Commercial & Industrial – Non-Real Estate	56,625
Consumer	6,488
Dealer Finance	125,125
Credit Cards	3,242
Gross loans	744,174
Unamortized net deferred loan fees	(570)
Less allowance for credit losses	7,936
Net loans	$735,668

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $271.5 million and $209.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2023 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
September 30, 2023
1-4 Family residential construction	$-	$-	$-	$723	$33,597	$34,320
Other construction, land development and land	-	-	-	545	45,482	46,027
Secured by farmland	-	-	-	977	79,525	80,502
Home equity – open end	494	-	-	225	45,632	46,351
Real estate	1,714	-	-	591	180,509	182,814
Home Equity – closed end	-	-	-	-	5,054	5,054
Multifamily	-	-	-	-	8,257	8,257
Owner-occupied commercial real estate	1,328	-	-	-	90,508	91,836
Other commercial real estate	-	-	-	-	102,216	102,216
Agricultural loans	-	-	-	73	13,226	13,299
Commercial and industrial	162	-	25	33	47,062	47,282
Credit Cards	59	19	4	-	3,234	3,316
Automobile loans	854	221	-	380	122,526	123,981
Other consumer loans	67	16	-	10	15,056	15,149
Municipal loans	-	-	-	-	5,844	5,844
Gross loans	4,678	256	29	3,557	797,728	806,248
Less: Unamortized net deferred loan fees	-	-	-	-	(646)	(646)
Loans held for investment	$4,678	$256	$29	$3,557	$797,082	$805,602

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022 (dollars in thousands):

	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Accruing Current Loans	Total Loans
December 31, 2022
Construction/Land Development	$477	$539	$-	$21	$67,634	$68,671
Farmland	85	18	-	1,458	72,761	74,322
Real Estate	1,807	226	-	419	150,829	153,281
Multi-Family	-	-	-	-	9,622	9,622
Commercial Real Estate	234	82	-	-	194,847	195,163
Home Equity – closed end	3	-	-	-	4,704	4,707
Home Equity – open end	385	177	-	-	46,366	46,928
Commercial & Industrial – Non- Real Estate	104	-	31	101	56,389	56,625
Consumer	11	11	-	15	6,451	6,488
Dealer Finance	1,117	225	5	210	123,568	125,125
Credit Cards	51	9	2	-	3,180	3,242
Less: Unamortized net deferred loan fees	-	-	-	-	(570)	(570)
Loans held for investment	$4,274	$1,287	$38	$2,224	$735,781	$743,604

There were $3.6 million and $2.2 million in nonaccrual loans at September 30, 2023 and December 31, 2022, respectively. The Company would have earned $162,000 in the first nine months of 2023 and $103,000 in the first nine months of 2022, if interest on the nonaccrual loans had been accrued.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands). Information for September 30, 2023 is presented under CECL, while information for December 31, 2022 is presented in accordance with the previously applicable incurred loss methodology.

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
1-4 Family residential construction	$723	$-	$723	$-
Other construction, land development and land	545	-	545	21
Secured by farmland	977	-	977	1,458
Home equity – open end	225	-	225	-
Real estate	591	-	591	419
Home Equity – closed end	-	-	-	-
Multifamily	-	-	-	-
Owner-occupied commercial real estate	-	-	-	-
Other commercial real estate	-	-	-	-
Agricultural loans	73	-	73	88
Commercial and industrial	33	-	33	13
Credit Cards	-	-	-	-
Automobile loans	380	-	380	210
Other consumer loans	10	-	10	15
Municipal loans	-	-	-	-
Total loans	$3,557	$-	$3,557	$2,224

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2023 (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
1-4 Family residential construction	$10	$10
Other construction, land development and land	6	6
Secured by farmland	-	-
Home equity – open end	-	1
Real estate	1	3
Home Equity – closed end	-	-
Multifamily	-	-
Owner-occupied commercial real estate	-	-
Other commercial real estate	-	-
Agricultural loans	-	-
Commercial and industrial	-	-
Credit Cards	-	-
Automobile loans	5	8
Other consumer loans	-	-
Municipal loans	-	-
Total loans	$22	$28

Credit Quality Indicators

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$-	$-	$-	$33,079	$33,079
Watch	-	-	-	-	-	-	518	518
Substandard	-	-	-	-	-	-	723	723
Total 1-4 Family residential construction	-	-	-	-	-	-	34,320	34,320
Current period gross write-offs	-	70	-	-	-	-	-	70

Other construction, land development and land
Pass	4,343	3,903	5,753	1,862	2,883	4,957	21,339	45,040
Watch	-	-	-	-	-	261	181	442
Substandard	521	-	-	-	-	24	-	545
Total Other construction, land development and land	4,864	3,903	5,753	1,862	2,883	5,242	21,520	46,027
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	6,395	15,174	14,149	27,475	2,533	6,530	5,553	77,809
Watch	-	-	-	-	790	910	-	1,700
Substandard	-	-	325	-	-	652	16	993
Total Secured by farmland	6,395	15,174	14,474	27,475	3,323	8,092	5,569	80,502
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	370	-	-	-	-	143	44,182	44,695
Watch	-	-	-	-	-	-	1,381	1,381
Substandard	-	-	-	-	-	-	275	275
Total Home equity - open end	370	-	-	-	-	143	45,838	46,351
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	36,704	44,780	15,382	12,310	6,555	56,434	192	172,357
Watch	-	-	-	502	155	5,784	-	6,441
Substandard	-	90	542	-	1,218	2,166	-	4,016
Total Real estate	36,704	44,870	15,924	12,812	7,928	64,384	192	182,814
Current period gross write-offs	-	-	-	-	-	19	-	19

Home Equity – closed end
Pass	1,059	391	121	1,067	473	1,560	-	4,671
Watch	-	-	-	-	-	371	-	371
Substandard	-	-	-	-	12	-	-	12
Total Home Equity - closed end	1,059	391	121	1,067	485	1,931	-	5,054
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	-	2,730	1,414	916	-	1,590	1,504	8,154
Watch	-	-	-	-	-	103	-	103
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,730	1,414	916	-	1,693	1,504	8,257
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	2,165	18,342	18,132	7,208	3,649	23,487	5,891	78,874
Watch	-	-	-	-	40	2,108	-	2,148
Substandard	-	-	-	-	6,323	1,193	3,298	10,814
Total Owner-occupied commercial real estate	2,165	18,342	18,132	7,208	10,012	26,788	9,189	91,836
Current period gross write-offs	-	-	-	-	-	-	-	-

Other commercial real estate
Pass	4,148	30,132	12,895	5,059	3,825	31,048	3,229	90,336
Watch	-	-	-	-	-	11,793	-	11,793
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	4,148	30,132	12,895	5,059	3,825	42,928	3,229	102,216
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Agricultural loans
Pass	2,869	2,719	627	453	-	38	6,333	13,039
Watch	-	-	-	37	-	-	150	187
Substandard	-	48	14	11	-	-	-	73
Total Agricultural loans	2,869	2,767	641	501	-	38	6,483	13,299
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	4,971	8,901	5,790	1,914	806	369	16,571	39,322
Watch	-	48	57	-	-	-	7,167	7,272
Substandard	-	33	628	25	-	2	-	688
Total 1-4 Commercial and industrial	4,971	8,982	6,475	1,939	806	371	23,738	47,282
Current period gross write-offs	-	-	-	-	-	2	-	2

Credit Cards
Pass	-	-	-	-	-	-	3,312	3,312
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	4	4
Total Credit cards	-	-	-	-	-	-	3,316	3,316
Current period gross write-offs	-	-	-	-	-	-	25	25

Automobile loans
Pass	46,565	42,147	21,824	8,772	2,755	1,019	-	123,082
Watch	199	130	48	43	53	46	-	519
Substandard	30	124	187	30	4	5	-	380
Total Automobile loans	46,794	42,401	22,059	8,845	2,812	1,070	-	123,981
Current period gross write-offs	88	424	386	105	32	25	-	1,060

Other consumer loans
Pass	4,521	5,619	2,587	1,062	307	532	473	15,101
Watch	-	4	23	-	2	3	1	33
Substandard	-	10	-	-	5	-	-	15
Total Other consumer loans	4,521	5,633	2,610	1,062	314	535	474	15,149
Current period gross write-offs	-	56	1	2	6	2	-	67

Municipal loans
Pass	-	170	973	1,128	1,257	2,316	-	5,844
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	170	973	1,128	1,257	2,316	-	5,844
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$114,860	$175,495	$101,471	$69,874	$33,645	$155,531	$155,372	$806,248
Less: Unamortized net deferred loan fees								(646)
Loans held for investment								$805,602
Current period gross write-offs	$88	$550	$387	$107	$38	$48	$25	$1,243

Under the adoption of ASC 326, the Company consolidated its internal risk ratings 1 through 5 into a pass category. Doubtful loans are charged off; dealer finance loans utilize the updated credit quality indicators. Credit cards are classified as pass or substandard. The credit quality indicators for watch and substandard remain unchanged.

Description of the Company’s credit quality indicators under CECL:

Pass: Loans in all classes that are part of the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2023 (dollars in thousands):

September 30, 2023
	Real Estate	Business/ Other Assets
1-4 Family residential construction	$-	$-
Other construction, land development and land	521	-
Secured by farmland	-	-
Home equity – open end	-	-
Real estate	-	-
Home Equity – closed end	-	-
Multifamily	-	-
Owner-occupied commercial real estate	-	-
Other commercial real estate	-	-
Agricultural loans	-	-
Commercial and industrial	-	-
Credit Cards	-	-
Automobile loans	-	-
Other consumer loans	-	-
Municipal loans	-	-
Total loans	$521	$-

Allowance for Credit Losses

The following tables summarize the activity related to the allowance for credit losses for the nine months ended September 30, 2023 under the CECL methodology (dollars in thousands).

ACL for Loans

	December 31, 2022	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	September 30, 2023
1-4 Family residential construction	$324	$109	$70	$1	$154	$518
Other construction, land development and land	694	602	-	-	148	1,444
Secured by farmland	571	311	-	-	67	949
Home equity – open end	446	(189)	-	-	-	257
Real estate	1,389	(184)	19	-	68	1,254
Home Equity – closed end	39	96	-	-	14	149
Multifamily	71	182	-	-	(45)	208
Owner-occupied commercial real estate	992	280	-	-	(39)	1,233
Other commercial real estate	1,023	(582)	-	-	(5)	436
Agricultural loans	80	(58)	-	-	2	24
Commercial and industrial	368	338	2	1	67	772
Credit Cards	68	26	25	20	2	91
Automobile loans	1,790	(257)	1,060	475	535	1,483
Other consumer loans	81	103	67	42	189	348
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$1,243	$539	$1,157	$9,166

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods (dollars in thousands).

September 30, 2022	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses:
Construction/Land Development	$977	$-	$-	$77	$1,054	$228	$826
Farmland	448	-	-	77	525	-	525
Real Estate	1,162	17	-	(4)	1,141	99	1,042
Multi-Family	29	-	-	27	56	-	56
Commercial Real Estate	2,205	-	-	(398)	1,807	21	1,786
Home Equity – closed end	41	-	-	(7)	34	-	34
Home Equity – open end	407	-	130	(141)	396	-	396
Commercial & Industrial – Non-Real Estate	288	36	44	102	398	-	398
Consumer	520	147	21	(137)	257	-	257
Dealer Finance	1,601	794	445	518	1,770	13	1,757
Credit Cards	70	42	11	36	75	-	75
Total	$7,748	$1,036	$651	$150	$7,513	$361	$7,152

The following tables presents, as of September 30, 2023 and December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	September 30, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$-	$34,320	$34,320	$-	$518	$518
Other construction, land development and land	521	45,506	46,027	228	1,216	1,444
Secured by farmland	-	80,502	80,502	-	949	949
Home equity – open end	-	46,351	46,351	-	257	257
Real estate	-	182,814	182,814	-	1,254	1,254
Home Equity – closed end	-	5,054	5,054	-	149	149
Multifamily	-	8,257	8,257	-	208	208
Owner-occupied commercial real estate	-	91,836	91,836	-	1,233	1,233
Other commercial real estate	-	102,216	102,216	-	436	436
Agricultural loans	-	13,299	13,299	-	24	24
Commercial and industrial	-	47,282	47,282	-	772	772
Credit Cards	-	3,316	3,316	-	91	91
Automobile loans	-	123,981	123,981	-	1,483	1,483
Other consumer loans	-	15,149	15,149	-	348	348
Municipal loans	-	5,844	5,844	-	-	-
Total loans	$521	$805,727	$806,248	$228	$8,938	$9,166

December 31, 2022	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,671	$853	$67,818
Farmland	74,322	2,079	72,243
Real Estate	153,281	3,260	150,021
Multi-Family	9,622	-	9,622
Commercial Real Estate	195,163	9,111	186,052
Home Equity – closed end	4,707	-	4,707
Home Equity –open end	46,928	-	46,928
Commercial & Industrial – Non-Real Estate	56,625	-	56,625
Consumer	6,488	-	6,488
Dealer Finance	125,125	62	125,063
Credit Cards	3,242	-	3,242
Gross Loans	744,174	15,365	728,809
Less: Unamortized net deferred loan fees	(570)	-	(570)
Total	$743,604	$15,365	$728,239

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assessed for impairment all substandard loans greater than $500,000 and all troubled debt restructurings. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

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

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the nine-month period ended September 30, 2022 (dollars in thousands):

	Nine Months Ended September, 30, 2022
	Average Recorded	Interest Income
	Investment	Recognized
Impaired loans with no related allowance recorded:
Construction/Land Development	$552	$15
Farmland	2,188	151
Real Estate	2,290	75
Multi-Family	-	-
Commercial Real Estate	8,339	266
Home Equity – closed end	74	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	3	-
Credit Cards	-	-
Dealer Finance	11	1
	13,457	508
Impaired loans with an allowance recorded:
Construction/Land Development	$261	$17
Farmland	-	-
Real Estate	1,309	49
Multi-Family	-	-
Commercial Real Estate	3,496	34
Home Equity – closed end	-	-
Home Equity – open end	-	-
Commercial & Industrial – Non-Real Estate	-	-
Consumer	-	-
Credit Card	-	-
Dealer Finance	81	5
	5,147	105
Total Impaired Loans	$18,604	$613

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

There were no loans modified to a borrower experiencing financial difficulty in the three months ended September 30, 2023. There was one loan modified to a borrower experiencing financial difficulty in the nine months ended September 30, 2023 (see table below, dollars in thousands). There were no loans that had a payment default during the quarter that were modified in the previous 12 months.

	Nine months ending September 30, 2023
	Term Extension
	Amortized Cost	Weighted Average Term Extension (Months)
Automobile loans	$21	3
Total loans	$21	3

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (dollars in thousands):

Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
1-4 Family residential construction	$-	$-	$-
Other construction, land development and land	-	-	-
Secured by farmland	-	-	-
Home equity – open end	-	-	-
Real estate	-	16	-
Home Equity – closed end	-	-	-
Multifamily	-	-	-
Owner-occupied commercial real estate	-	-	-
Other commercial real estate	-	-	-
Agricultural loans	-	-	-
Commercial and industrial	-	-	-
Credit Cards	-	-	-
Automobile loans	37	-	-
Other consumer loans	-	-	-
Municipal loans	-	-	-
Total loans	$37	$16	$-

The following table shows, by modification type, TDRs that occurred during 2022 (dollars in thousands):

	December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Extended maturity	3	$44	$44
Change in terms	1	162	162
Total	4	$206	$206

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $749,000 at September 30, 2023 is separately classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2023 (dollars in thousands).

Total Allowance for Credit Losses – Unfunded Commitments
Balance, December 31, 2022	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	747
Provision for credit losses	2
Balance, September 30, 2023	$749

Note 4. Mortgage Banking and Derivatives

Loans Held for Sale

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. The Company uses fair value accounting for its entire portfolio of loans held for sale (“LHFS”) in accordance with ASC 820 – Fair Value Measurement and Disclosures. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business totaled $2.0 million as of September 30, 2023 of which $2.0 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2023, and totaled $21,000, with a notional amount of $13.3 million and total positions of 42. The fair value of the IRLCs were reported in the “Other liabilities” in the Consolidated Balance Sheet at December 31, 2022 and totaled $92,000, with a notional amount of $12.2 million and total positions of 38. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended September 30, 2023 and 2022. The Company’s IRLCs are classified as Level 2. At September 30, 2023 and December 31, 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at September 30, 2023 and totaled $122,000, with a notional amount of $15.3 million and total positions of 48. The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022 and totaled $186,000, with a notional amount of $13.6 million and total positions of 43.

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all of its full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The plan was amended on February 15, 2023 to stop the accrual of future benefits. The following is a summary of net periodic pension costs for the three and nine month periods ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service cost	$-	$190	$-	$570
Interest cost	92	104	276	312
Expected return on plan assets	(130)	-	(390)	-
Amortization of prior service cost	-	(195)	-	(585)
Amortization of net loss	-	58	-	174
Net periodic pension cost	$(38)	$157	$(114)	$471

Note 6. Stock-Based Compensation

The Company granted stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan. On March 7, 2023 the Bank’s Compensation Committee awarded 23,556 shares with a fair value of $526,000 to selected employees. These shares vest 25% over each of the next four years. The Committee also awarded 1,309 shares with a fair value of $29,000 to directors that vested upon issuance. There were 6,974 shares vested, less 96 shares netted for taxes, during the nine months ended September 30, 2023. There were 529 shares forfeited in the three months ended September 30, 2023. Unrecognized compensation expense related to the nonvested restricted stock as of September 30, 2023 totaled $638,000.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements Using:
	Balance at September 30, 2023	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$2,027	$-	$2,027	$-
U.S. Treasury	37,006	-	37,006	-
U.S. Agency	131,614	-	131,614	-
Municipal bonds	36,323	-	36,323	-
Mortgage-backed securities	141,719	-	141,719	-
Corporate	25,677	-	25,677	-
IRLC	122	-	122	-
Forward Sales Commitments	21	-	21	-
Assets at Fair Value	$374,509	$-	$374,509	$-

		Fair Value Measurements Using:
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,373	$-	$1,373	$-
U.S. Treasury	36,643	-	36,643	-
U.S. Agency	129,748	-	129,748	-
Municipal bonds	42,198	-	42,198	-
Mortgage-backed securities	156,875	-	156,875	-
Corporate	26,631	-	26,631	-
Forward sales commitments	186	-	186	-
Assets at Fair Value	$393,654	$-	$393,654	$-

Liabilities:
IRLC	$92	$-	$92	$-
Liabilities at Fair Value	$92	$-	$92	$-

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at September 30, 2023	Level 1	Level 2	Level 3
Other construction, land development and land	$293	$-	$-	$293
Total collateral dependent loans with an ACL	$293	$-	$-	$293

		Fair Value Measurements Using:
Impaired Loans	Balance at December 31, 2022	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,286	-	-	1,286
Commercial Real Estate	969	-	-	969
Dealer Finance	42	-	-	42
Total Impaired loans	$2,590	$-	$-	$2,590

The following table presents information about Level 3 Fair Value Measurements for September 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value at September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$293	Discounted appraised value	Discount for selling costs and marketability	62%

	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,590	Discounted appraised value	Discount for selling costs and marketability	10.00%-33.00% (Average 19.00%)

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

The Company did not have any other real estate owned as of September 30, 2023 or December 31, 2022.

Note 8. Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2023 and December 31, 2022. Fair values for September 30, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2023
Assets:
Cash and cash equivalents	$22,158	$22,158	$-	$-	$22,158
Securities available for sale	372,339	-	372,339	-	372,339
Securities held to maturity	125	-	113	-	113
Loans held for sale	2,027	-	2,027	-	2,027
Loans held for investment, net	805,602	-	-	773,821	773,821
Interest receivable	4,645	-	4,645	-	4,645
Bank owned life insurance	22,705	-	22,705	-	22,705
IRLC	122	-	122	-	122
Forward sales commitments	21	-	21	-	21
Total	$1,229,744	$22,158	$401,972	$773,821	$1,197,951
Liabilities:
Deposits	$1,133,910	$-	$1,131,833	$-	$1,133,833
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,922	-	-	6,656	6,656
Interest payable	1,215	-	1,215	-	1,215
Total	$1,202,047	$-	$1,133,048	$66,656	$1,199,704

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets:
Cash and cash equivalents	$34,953	$34,953	$-	$-	$34,953
Securities	392,220	-	392,220	-	392,220
Loans held for sale	1,373	-	1,373	-	1,373
Loans held for investment, net	743,604	-	-	720,806	720,806
Interest receivable	3,995	-	3,995	-	3,995
Bank owned life insurance	23,554	-	23,554	-	23,554
Forward sales commitments	186	-	186	-	186
Total	$1,199,885	$34,953	$421,328	$720,806	$1,177,087
Liabilities:
Deposits	$1,083,377	$-	$1,080,909	$-	$1,080,909
Short-term debt	70,000	-	-	70,000	70,000
Long-term debt	6,890	-	-	6,778	6,778
IRLC	92	-	92	-	92
Interest payable	295	-	295	-	295
Total	$1,160,654	$-	$1,081,296	$76,778	$1,158,074

Note 9. Accumulated Other Comprehensive Loss

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended September 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(37,664)	$439	$(37,225)
Change in unrealized securities gains (losses), net of tax benefit of $1,442	(5,423)	-	(5,423)
Balance at September 30, 2023	$(43,087)	$439	$(42,648)

	For the three months ended September 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(33,109)	$(3,291)	$(36,400)
Change in unrealized securities gains (losses), net of tax benefit of $2,075	(7,804)	-	(7,804)
Balance at September 30, 2022	$(40,913)	$(3,291)	$(44,204)

	For the nine months ended September 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities gains, net of tax expense of $701	(2,636)	-	(2,636)
Balance at September 30, 2023	$(43,087)	$439	$(42,648)

	For the nine months ended September 30, 2022
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities losses, net of tax benefit of $10,417	(39,189)	-	(39,189)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $20	77	-	77
Balance at September 30, 2022	$(40,913)	$(3,291)	$(44,204)

There were no reclassifications adjustments reported on the consolidated statements of income during the three and nine months ended September 30, 2023.

Note 10. Debt

Short-term Debt

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loans growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $60.0 million in short-term debt at September 30, 2023 and $70.0 million in short-term debt at December 31, 2022.

Long-term Debt

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated note due July 31, 2030. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.9 million at September 30, 2023.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposits	$256	$255	$755	$836
Investment Services and Insurance Income	374	316	1,236	1,020
Title Insurance Income	444	376	1,069	1,215
ATM and check card fees	672	628	1,971	1,823
Other	268	173	628	668
Noninterest Income (in-scope of Topic 606)	2,014	1,748	5,659	5,562
Noninterest Income (out-of-scope of Topic 606)	513	534	1,986	2,280
Total Noninterest Income	$2,527	$2,282	$7,645	$7,842

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2023
Lease Liabilities	$773
Right-of-use assets	$755
Weighted average remaining lease term (years)	1.77 years
Weighted average discount rate	3.30%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$40	$75	$123	$169
Total lease cost	$40	$75	$123	$169
Cash paid for amounts included in the measurement of lease liabilities	$44	$100	$149	$205

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

September 30, 2023
Three months ending December 31, 2023	$44
Twelve months ending December 31, 2024	166
Twelve months ending December 31, 2025	122
Twelve months ending December 31, 2026	69
Twelve months ending December 31, 2027	56
Thereafter	462
Total undiscounted cash flows	$919
Discount	146
Lease liabilities	$773

Note 13. Subsequent Events

On October 23, 2023 the Bank filed documents for the dissolution of TEB Life Insurance Company with the Arizona Corporation Commission. TEB has made accommodations to extinguish all remaining insurance obligations and has no insurance obligations by direct writing. The Bank plans for the dissolution to be finalized by December 31, 2023.

On November 7, 2023 the Company announced they are offering an early retirement program to certain employees during the fourth quarter of 2023. The maximum potential one-time expense associated with this program is currently estimated to be $1,812,427. The Company cannot predict at this time how many employees will choose to participate or whether the expense associated with the program will be less than $1,812,427. The Company expects to recognize all expenses associated with the early retirement program during the fourth quarter ending December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiary, Farmers & Merchants Bank (“Bank”). TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services (“FMFS”) and VBS Mortgage LLC (dba “F&M Mortgage”) are wholly owned subsidiaries of the Bank. The Company held a majority ownership in VSTitle LLC (“VST”), with the remaining minority interest owned by F&M Mortgage, until the Company purchased F&M Mortgage’s minority interest in VST on January 3, 2022.

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

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part 1, Item 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

•	The strength of the economy in our market area, as well as general economic, market, or business conditions;

•	An insufficient allowance for credit losses as a result of inaccurate assumptions;

•	Our ability to maintain our “well-capitalized” regulatory status;

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of September 30, 2023 were unchanged from the policies disclosed in the 2022 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for the adoption of ASC 326. See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Third Quarter Income Statement Highlights

Net income for the current quarter was $1.0 million or $0.29 per share, an increase of $777,000 from the second quarter and a decrease of $1.3 million from the third quarter 2022. The increase from the second quarter was due to an increase in net interest income of $220,000 and a decrease in noninterest expense of $1.3 million, which included an accrual for a potential one-time severance payment to a former officer in the amount of $764,000 in the second quarter. The decrease from the third quarter of 2022 is attributable to a $1.1 million decrease in net interest income.

Net interest income for the current quarter was $8.0 million, an increase of $220,000 from the second quarter 2023 and a decrease of $1.1 million from third quarter 2022. Interest income for the three months ended September 30, 2023, was $14.6 million, an increase of $1.0 million from second quarter 2023 and $3.6 million over the prior year third quarter, due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts and time deposits, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense to $6.6 million from $5.9 million in the prior quarter and $1.9 million from the same period in 2022.

During third quarter 2023, the Bank recorded a $620,000 provision for credit losses due to loan growth of $29.3 million and $193,000 in net charge-offs. A provision for credit losses of $539,000 was recorded in second quarter 2023, compared to no provision for credit losses in third quarter 2022. At September 30, 2023, the Allowance for Credit Losses for loans (ACL) totaled $9.2 million or 1.14% of loans held for investment.

Noninterest income totaled $2.5 million for the quarter, a decrease from the second quarter of $225,000 and an increase of $245,000 from the third quarter of 2022. The decrease from last quarter was due to a one time gain on bank owned life insurance of $363,000 in the second quarter, offset by increases of $67,000 in title insurance income, $19,000 in investment services and insurance income, and $154,000 in other operating income. The increase from third quarter 2022 is primarily due to increases in other operating income of $201,000, title insurance income of $68,000, investment services and insurance income of $58,000, and ATM and check card fees of $44,000. These increases were offset by a decrease of $130,000 in mortgage banking income. There were fewer mortgage loans sold on the secondary market as a result of an overall decrease in loan volume and a shift in production from the 30-year fixed rate product to variable rate products which were retained in the Bank’s loan portfolio.

Noninterest expense totaled $8.9 million in third quarter 2023, down $1.3 million from the linked quarter and up $50,000 from third quarter 2022. The decrease from second quarter 2023 was driven by reductions in salary expense of $809,000, employee benefits of $187,000, legal and professional fees of $212,000, and telecommunication expense of $117,000. There was little change from third quarter 2022 as decreases of $124,000 in salaries, $277,000 in employee benefits, and $68,000 in telecommunications were offset by increases of $352,000 in other operating expenses, $66,000 in advertising expenses, and $63,000 in equipment expenses.

Year-to-Date Income Statement Highlights

Year-to-date net income was $2.3 million or $0.67 per share compared to $6.6 million or $1.92 per share for the same period in 2022. The decrease is due to a decline in net interest income of $2.6 million, an increase in the provision for credit losses of $1.0 million, a decrease of $294,000 in noninterest income (excluding securities losses) and an increase in noninterest expense of $1.3 million. There were no securities gains or losses in the first nine months of 2023 compared to a $97,000 loss recorded in 2022.

Net interest income for the nine months ended September 30, 2023 was $23.6 million, a decrease of $2.6 million from the first nine months of 2022. Interest income was $41.2 million, an increase of $11.1 million from 2022 due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts and time deposits, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense to $17.6 million from $3.9 million.

In 2023, the Bank recorded a $1.2 million provision for credit losses. This is $1.0 million higher than the provision for loan losses recorded in the first nine months of 2022. The higher provision expense is due to loan growth and net charge-offs in the indirect auto portfolio.

Noninterest income totaled $7.6 million for the first nine months of 2023, which was a decrease of $197,000 from the first nine months of 2022. The primary reason for the decrease was a reduction of $1.0 million in mortgage banking income. Lower mortgage banking activity also negatively impacted title insurance income which declined by $146,000 from the first nine months of 2022 compared to the same period in 2023. Service charges on deposit accounts decreased by $81,000 due to a change that was made in August 2022 in the method used to charge insufficient funds and overdraft fees. Additionally, there was a $97,000 loss on investment securities in 2022 that was not repeated in 2023. These decreases were partially offset by increases of $216,000 in investment and insurance income, $460,000 in bank owned life insurance income (including the previously mentioned gain of $363,000), ATM and check card fees of $148,000, and $140,000 in other operating income.

Noninterest expenses totaled $28.3 million for the first nine months of 2023, compared to $27.0 million in 2022. The increase was primarily due to an increase in salary expense related to the previously mentioned accrual for a potential one-time severance payment. Other increases were spread over professional fees of $290,000, equipment expense of $220,000 for the installation of new ATMs, and other noninterest expenses of $751,000. These amounts were partially offset by a decrease in employee benefits of $668,000 and lower telecommunication and data processing expense of $279,000 resulting from the renegotiation of the contract with the Bank’s core system provider.

For the nine months ended September 30, 2023 and September 30, 2022, there was an income tax benefit of $526,000 and income tax expense of $280,000, respectively. The Company’s effective tax rate differs from the 21% federal statutory rate due to the impact of various permanent tax differences, including tax-exempt income from municipal securities, bank owned life insurance income, including gains, tax credits from low-income housing tax credit investments, and the vesting of other stock-based compensation.

Net Interest Income and Net Interest Margin

For the first nine months of 2023, tax equivalent net interest income1 totaled $23.7 million, a decrease of $2.6 million from the first nine months of 2022, resulting in a decrease in our net interest margin by 0.35%. Interest income and fees on loans held for investment were $10.5 million higher due to higher rates on variable rate loans and growth of $92.3 million in average loans held for sale since September 30, 2022. Income from interest bearing deposits and securities was $665,000 higher due to increased interest rates.

Interest expense increased by $13.7 million in the first nine months of 2023 to $17.6 million at September 30, 2023, mostly due to higher market interest rates and increases in the average balances of deposits and short-term debt. Beginning in the fourth quarter of 2022 and continuing through the second quarter of 2023, rates paid on money market and time deposits increased significantly. The increase in market interest rates also caused a shift in the deposit mix to higher-cost accounts. Short-term borrowings were used to augment deposits to fund loan growth which increased short-term borrowings expense to $2.2 million from $204,000 last year.

The net interest margin was 2.67% and 3.11% for the three months ended September 30, 2023 and 2022, respectively. The lower net interest margin was due to higher cost of funds, partially offset by higher yields on interest-earning assets.

_____________

1 Tax equivalent net interest income is a non-GAAP financial measure. For more information, see “Non-GAAP Financial Measures” below.”

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022			Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balance [5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3,4]	$767,673	$34,930	6.08%	$675,420	$24,423	4.83%	$787,983	$12,537	6.31%	$696,539	$8,894	5.07%
Loans held for sale	1,700	66	5.19%	4,099	90	2.94%	1,454	19	5.18%	4,380	29	2.63%
Federal funds sold	5,031	187	4.97%	26,605	82	0.41%	4,390	54	4.88%	8,451	47	2.21%
Interest bearing deposits	758	31	5.47%	1,789	5	0.37%	811	13	6.36%	188	1	2.11%
Investments
Taxable	391,589	5,718	1.95%	440,419	5,282	1.60%	385,734	1,900	1.95%	447,944	1,947	1.72%
Partially taxable [4]	-	-	-	125	1	1.07%	-	-	-	125	-	-
Tax exempt [4]	14,291	400	3.74%	12,081	301	3.33%	14,391	134	3.69%	12,917	134	4.12%
Total earning assets	$1,181,042	$41,332	4.68%	$1,160,538	$30,184	3.48%	$1,194,763	$14,657	4.87%	$1,170,544	$11,052	3.75%
Interest Expense
Demand deposits	172,077	2,414	1.88%	182,383	453	0.33%	168,159	864	2.04%	186,614	247	0.53%
Savings	506,190	9,921	2.62%	505,759	1,917	0.51%	509,642	3,526	2.74%	512,414	897	0.69%
Time deposits	151,338	2,734	2.42%	120,975	690	0.76%	180,400	1,421	3.13%	121,907	234	0.76%
Federal funds purchased	727	32	5.88%	-	-	-	961	15	6.19%	-	-	-
Short-term debt	57,901	2,185	5.05%	16,403	204	1.66%	50,250	687	5.42%	30,880	158	2.03%
Long-term debt	6,906	343	6.64%	15,772	628	5.32%	6,917	115	6.60%	9,334	345	14.66%
Total interest bearing liabilities	$895,139	$17,629	2.63%	$841,292	$3,892	0.62%	$916,329	$6,628	2.87%	$861,149	$1,881	0.87%

Tax equivalent net interest income		$23,703			$26,292			$8,029			$9,171

Net interest margin			2.68%			3.03%			2.67%			3.11%

_____________________

1     Annualized.

2     Interest income on loans includes loan fees.

3     Loans held for investment includes nonaccrual loans.

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

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

	September 30, 2023		September 30, 2022
	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$34,962	$12,544	$24,474	$8,910
Interest Income - Securities and Other Interest-Earnings Assets	6,252	2,073	5,608	2,102
Interest Expense – Deposits	15,069	5,811	3,060	1,378
Interest Expense - Other Borrowings	2,560	817	832	503
Total Net Interest Income	$23,585	$7,989	$26,190	$9,131

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	118	40	102	40
Total Tax Benefit on Tax-Exempt Interest Income	118	40	102	40
Tax-Equivalent Net Interest Income	$23,703	$8,029	$26,292	$9,171

During the first nine months of 2023, the unrealized loss on the bond portfolio increased by $3.3 million, decreasing the Company’s tangible common equity ratio from 5.13% at December 31, 2022, to 4.99% at September 30, 2023. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing consolidated total common shareholders' equity by consolidated total average assets, after reducing both amounts by average goodwill and other intangible assets. The TCE ratio is not required by GAAP or by bank regulations but is a metric used by management to evaluate the adequacy of the Company's capital levels. Since there is no authoritative requirement to calculated the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible average assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP.

Balance Sheet Review

Overview

On September 30, 2023, assets totaled $1.28 billion, an increase of $36.5 million over December 31, 2022. Total loans increased by $62.0 million to $805.6 million, including increases primarily of $29.0 million in 1-to-4 family variable rate mortgage loans, $15.6 million in dealer financing loans, $7.7 million in owner-occupied commercial real estate loans, and $6.7 million in agricultural loans. Investment securities decreased by $19.8 million due to paydowns on U.S. Agency mortgage-backed securities and expected bond maturities.

Securities Available for Sale (“AFS”)

Our AFS securities portfolio is reported at fair value, which is determined based on market prices of similar instruments. The portfolio is made up of primarily U.S. Treasury, U.S Agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. Total securities available for sale were $372.3 million at September 30, 2023, compared to $392.1 million at December 31, 2022. This represents a decrease of $19.8 million or 5.04%. The average balance during the first nine months of 2023 was $405.9 million, compared to $452.6 million during the first nine months of 2022. The average AFS securities portfolio represented 34.4% and 39.0% of average earning assets in the first nine months of 2023 and 2022, respectively. The year-over-year decrease in average AFS securities is primarily due to maturities and normal paydowns of mortgage-backed securities and municipal bond maturities. There are $19.4 million of scheduled maturities and paydowns expected in the last quarter of 2023 and $93.7 million in 2024.

Net unrealized losses related to the fair value of securities AFS increased $3.3 million in the first nine months of 2023 to $54.5 million, from $51.2 million at December 31, 2022 . The unrealized loss is driven by the increase in market interest rates, not credit quality. The average maturity of the portfolio is 4.74 years.

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

Loans Held for Investment of $805.6 million increased $62.0 million during the nine months ended September 30, 2023 compared to $743.6 million at December 31, 2022. As a percentage of average earning assets, average loans were 65.0% for the nine months ended September 30, 2023, compared with 58.2% for the nine months ended September 30, 2022.

Loans Held for Sale totaled $2.0 million on September 30, 2023, an increase of $654,000 compared to $1.4 million at December 31, 2022. Loans Held for Sale consists of F&M Mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity. All the mortgage loans held for sale have been precommitted to investors, which minimizes the interest rate risk.

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

The results of this process, in combination with conclusions of the Bank’s external loan review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table on page 28 which reflects activity in the allowance for credit losses.

At September 30, 2023, the allowance for credit losses on loans (“ACLL”) reflected a day one CECL impact of $777,000 which was charged to retained earnings, $704,000 in net charge-offs, and a provision for credit losses on loans of $1.2 million. The provision was primarily due to loan growth of $62.0 million and charge-offs in the automobile portfolio. Additionally, the provision for credit losses was increased by $2,000 due to a provision for unfunded commitments, for a net provision of $1.2 million. The provision for credit losses was $150,000 for the first nine months of 2022.

Management evaluated the qualitative factors and adjusted the factor for changes in the value of underlying collateral for collateral dependent loans for the real estate, commercial and industrial, and automobile segments. The local real estate market is active, with housing prices continuing to increase and days on the market remaining less than a week. As a result, no additional qualitative factor adjustment is needed. Commercial and industrial loans have not experienced declines in collateral values; therefore, this segment does not need an additional qualitative factor adjustment. The used vehicle value index is expected to stabilize as a balance between buyers and sellers is achieved. As a result, the qualitative factor for automobile loans was reduced. No other adjustments to the qualitative factors were necessary.

Nonperforming Assets

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $3.6 million at September 30, 2023 compared to $2.3 million at December 31, 2022.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Allowance for credit losses on loans	$9,166	$7,936
Nonperforming loans	$3,586	$2,262
Total loans	$805,602	$743,604

Allowance for credit losses to total loans	1.14%	1.07%
Nonperforming loans to total loans	0.45%	0.30%
Coverage ratio, allowance for credit losses to nonperforming loans	255.61%	350.84%

Deposits and Other Borrowings

The Company's main source of funding is deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.14 billion and $1.08 billion at September 30, 2023 and December 31, 2022, respectively. Noninterest bearing deposits decreased $16.4 million while interest bearing deposits increased $66.9 million. Total deposits increased $50.5 million from the end of 2022, as the Bank was able to attract deposits by offering higher rates on money market and time deposit accounts and opening insured cash sweep (“ICS”) accounts for new and existing customers.

The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. At September 30, 2023 and December 31, 2022 the Company had a total of $258,000 and $241,000, respectively, in CDARS accounts; and, $96.3 million and $77.6 million in ICS accounts, respectively. At September 30, 2023, 12.32% of the Company’s total deposits were uninsured deposits, calculated per Bank Call Report instructions.

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There were $60.0 million and $70.0 million of FHLB advances at September 30, 2023 and December 31, 2022, respectively. The increase in deposits allowed us to reduce the FHLB advances during the first nine months of 2023.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated note due July 31, 2030. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 to but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.9 million at September 30, 2023.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2023, the Bank is in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

The Bank’s leverage ratio was 8.20%, its common equity Tier 1 and Tier 1 capital ratios were both 11.68%, its total capital ratio was 12.69% and the capital conservation buffer was 4.67% at September 30, 2023.

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

As of September 30, 2023, the Bank had total credit availability with the FHLB of $383.1 million, or 30% of total assets, and $170.9 million in lendable collateral. At September 30, 2023, we had $60.0 million in FHLB term borrowings and a $15.0 million letter of credit to provide collateral for our public deposits, which leaves $95.9 million in available lendable collateral.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to provide any U.S. federally insured depository institution, including the Bank, with a line a credit equal to the par value of securities pledged to the BTFP. Advances from the BTFP may be requested by the Bank for up to one year until March 31, 2024. The Bank has securities pledged to the BTFP with a par value of $222.5 million at September 30, 2023; the Bank has not borrowed from the BTFP in 2023.

The Company’s on-balance sheet asset liquidity includes cash and cash equivalents, unpledged investment securities and loans held for sale, which totaled $206.4 million at September 30, 2023, down from $428.4 million at December 31, 2022. The decrease is due to pledging securities to the BTFP. Combining unused borrowing capacity through the FHLB of $95.9 million, through the BTFP of $222.5 million, and on-balance sheet liquidity of $206.4 million, produces readily available liquidity of approximately $524.8 million, with a coverage ratio of 372% to uninsured and uncollateralized deposits.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets. At September 30, 2023, total wholesale funding was $69.6 million or 5.43% of total assets.

Interest Rate Sensitivity

Market risk is the sensitivity of a financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, exchange rates, and equity prices. The Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations impact the amount of interest income and expense the Bank pays or receives on the majority its assets. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	-18.74%
+ 300 basis points	-12.59%
+ 200 basis points	-7.56%
+ 100 basis points	-3.26%
- 100 basis points	2.76%
- 200 basis points	6.22%
- 300 basis points	9.83%
- 400 basis points	13.08%

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

The following table reflects the change in net economic value over different rate environments (dollars in thousands):

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	-13.60%
+ 300 basis points	-9.11%
+ 200 basis points	-5.32%
+ 100 basis points	-2.41%
- 100 basis points	1.43%
- 200 basis points	1.85%
- 300 basis points	-0.74%
- 400 basis points	-11.24%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At September 30, 2023, the Company had $170.3 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP.

/s/ Aubrey M. Wilkerson
Aubrey M. Wilkerson Chief Executive Officer

/s/ Lisa F. Campbell
Lisa F. Campbell Executive Vice President and Chief Financial Officer

November 14, 2023

