Form 10-K
period 2023-12-31
F&M BANK CORP
filed 2024-03-27
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2023

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

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 3,035,887 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2023 was approximately $61,841,018 based on the closing sales price of $20.37 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, plus the F&M Bank Corp. Stock Bonus Plan.

As of the close of business on March 19, 2024, there were 3,482,529 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2024, which the registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof.

PART I

Item 1. Business.

Business

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company.  The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and VSTitle, LLC (“VST”).  VBS Mortgage, LLC (“F&M Mortgage”), and Farmers & Merchants Financial Services, Inc. (“FMFS”) are wholly owned subsidiaries of the Bank. The Company dissolved TEB Life Insurance Company (“TEB”) on November 8, 2023. The Company’s and the Bank’s headquarters are located in Timberville, Virginia, and its primary operations centers are located in the Shenandoah Valley of Virginia.

On April 15, 1908, the Bank was chartered as a state-chartered bank under the laws of the Commonwealth of Virginia. As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs, as well as a courier service for its commercial banking customers. The Bank makes various types of commercial and consumer loans and has a large portfolio of residential mortgages and indirect auto loans. The local economy is diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

On February 25, 1993, FMFS was incorporated as a Virginia chartered corporation. FMFS provides brokerage services, and commercial and personal lines of insurance to customers of the Bank.

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

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). The Company’s filings are available through the SEC’s website at www.sec.gov.

Competition

The Bank's offices face strong competition in the markets it serves.  The Company competes with large national and regional financial institutions, other independent community banks, nationally chartered savings banks, credit unions, consumer finance companies, mortgage companies, loan production offices, marketplace lenders and other financial technology firms and mutual funds. Competition for loans and deposits is affected by a variety of factors including interest rates, types of products offered, the number and location of branch offices, marketing strategies and the reputation of the Bank within the communities served.

Human Capital

On December 31, 2023, the Bank had 151 full-time equivalent employees. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. No one employee devotes full-time services to F&M Bank Corp.

As a financial institution, our ability to attract, develop and retain highly qualified employees is critical to our success. We believe our people provide significant value to our Company and its shareholders.

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

The Company, as a bank holding company and a financial holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Act generally requires the Company to secure the prior approval of the Federal Reserve Board before the Company acquires ownership or control of more than 5% of the voting shares or substantially all the assets of another financial institution, including another bank.

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

The Bank, as a state member bank, is supervised and regularly examined by the Virginia Bureau of Financial Institutions and the Federal Reserve Board; such supervision and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board is intended primarily for the protection of depositors and not the shareholders of the Company.

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

Capital Requirements.  The Federal Reserve Board and other federal banking agencies have issued risk-based capital requirements for assessing bank capital adequacy. Virginia chartered banks must also satisfy the capital requirements adopted by the Bureau of Financial Institutions. At December 31, 2023, the "Basel III" capital and leverage ratios were as follows:

Ratio	F&M Bank	Adequately Capitalized	Minimum Capital Requirements Including Conservation Buffer	Well Capitalized Under Prompt Corrective Action
Common equity Tier 1 (“CET1”)	11.68%	4.50%	7.00%	6.50%
Tier 1 risk-based capital	11.68%	6.00%	8.50%	8.00%
Total risk-based capital	12.58%	8.00%	10.50%	10.00%
Tier 1 leverage	8.13%	4.00%	4.00%	5.00%

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

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted.

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”),  the federal banking regulators in 2019 jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio” (“CBLR”).  A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank has elected to not adopt the CBLR framework.

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

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guaranty on behalf of the affiliate and several other types of transactions.

Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.

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

Limits on Incentive Compensation. The Federal Reserve reviews incentive compensation arrangements of bank holding companies such as the Company as part of the regular, risk-focused supervisory process. The federal banking agencies have also issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the banking organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The Company believes it has implemented appropriate internal practices, procedures, and controls to comply with these obligations.

Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. The Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau (“CFPB”), which has the ability to implement, examine and enforce compliance with federal consumer protection laws, which govern all financial institutions. For smaller financial institutions, such as the Company and the Bank, their primary federal regulators will continue to conduct examination activities.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve has issued rules that have the effect of limiting the fees charged to merchants for debit card transactions. These rules limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

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

Consumer Financial Protection.  The Bank is subject to federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services.

If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

On October 19, 2023, the CFPB issued a notice of proposed rulemaking to implement Section 1033 of the Dodd-Frank Act, which requires covered financial institutions to make consumer data about financial services and products more readily available to consumers and authorized third parties. The proposed rule adds consumer protection obligations on financial institutions and third parties authorized by the consumer to collect and use that data. Financial institutions would be responsible for making specified information available through an electronic interface including 24 months of transactional data available, account information (e.g., account balance, upcoming bills, basic account verification), information to initiate payment to and from accounts, and terms and conditions under which the account or card was provided.  The comment period for the proposed rule closed at the end of 2023.  The CFPB has not announced the timing for issuing the final rule.

On March 30, 2023, the CFPB issued the Small Business Lending Rule, which amends provisions of the Equal Credit Opportunity Act to require covered financial institutions, including the Bank, to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses.  The CFPB will create a comprehensive public database of small business lending practices (those with $5 million or less in gross annual revenue for the preceding year) with information aggregated from covered financial institutions.  The final rule contains additional requirements beyond small business lending data collection and reporting including that financial institutions restrict access to demographic information about the principals of the small business to an employee involved in making any determination concerning the applicant’s credit application.   The CFPB used staggered compliance dates for initiating data collection divided into three tiers depending on the number of covered originations with the first beginning on October 1, 2024. The compliance dates have been delayed while the Supreme Court decides a separate case determining the CFPB’s funding structure.  We are working to comply with the provisions of the Small Business Lending Rule to meet the revised compliance dates pending the Supreme Court’s decision.

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

CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. Applicable law requires public disclosure of a financial institution’s written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community reinvestment record.

Furthermore, if after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modified CRA regulations.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022. With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory, and supervisory developments related thereto. We had no material cybersecurity incidents in 2023.  See “Item 1C. Cybersecurity” for more information.

Future Regulation.  Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the application of existing regulations. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. Management expects that financial institutions will remain heavily regulated, and that additional laws or regulations may be adopted further regulating specific banking practices.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2023 and 2022:

Period	Class of Service	Percentage of Total Revenues
December 31, 2023	Interest and fees on loans held for investment	72.14%
December 31, 2022	Interest and fees on loans held for investment	66.13%

Executive Officers of the Company

Aubrey Michael (Mike) Wilkerson, 65, has served as Chief Executive Officer of the Company and the Bank since April 2023. Prior to that he served as Executive Vice President/Chief Lending Officer from January 2022 to April 2023, and Executive Vice President/Chief Strategy Officer and Northern Shenandoah Valley Market Executive since January 2021.  Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982.  Mr. Wilkerson’s banking includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions.  From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland and Washington, DC at Wachovia.  Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

Barton E. Black, 53, has served as the Executive Vice President/Chief Operating Officer of the Company and the Bank since June 2020. Prior to that he served as Executive Vice President/Chief Strategy & Risk Officer from March 2019 to May 2020.  Prior to joining the Company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

Lisa F. Campbell, 56, has served as Executive Vice President/Chief Financial Officer of the Company and the Bank since October 2022. Prior to joining the Company, she served as Group Vice President and Chief Financial Officer for Fidelity Bancshares N.C., Inc. in Fuquay-Varina, North Carolina from August 2014 to October 2022.  Previously, she served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for New Century Bancorp, Inc. in Dunn, North Carolina from March 2000 to August 2014 and as Senior Vice President and Controller for Triangle Bancorp, Inc. in Raleigh, North Carolina from September 1997 to March 2000.  Ms. Campbell also worked in public accounting from September 1990 through September 1997.

Charles C. Driest, 46, has served as Executive Vice President, Chief Experience Officer since April 2023. Prior to that he served as Senior Vice President, Director of Digital Banking of the Bank and the Company from January 2022 to April 2023. Prior to joining the company, he served as Senior Vice President, Director of Digital Banking at Essex Bank from July 2017 to January 2022. Mr. Driest holds a Master of Business Administration (MBA) – Finance from St. John’s University.

Paul E. Eberly, 42, has served as Executive Vice President/Chief Development Officer since September 2022, Executive Vice President/Chief Credit Officer from September 2020 until September 2022, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020.  He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019.  Mr. Eberly has been in the banking and finance industry since 2005.

Melody Emswiler, 50, has served as Executive Vice President/Chief Human Resources Officer since January 2022, Senior Vice President/Human Resources Director from January 2019 to December 2021, Vice President/Director of Human Resources from February 2015 to December 2018, and Assistant Vice President/Human Resources Manager from February 2011 to January 2015. Ms. Emswiler has been in the human resources profession since 1997.

Kevin Russell, 47, has served as the Executive Vice President/President of Mortgage, Title and Financial Services at the Bank and the Company since June 16, 2020. Prior to that he served as the President of F&M Mortgage since 2000.

Jason C. Withers, 41, has served as Executive Vice President/Chief Credit Officer since September 2022, and Senior Vice President/Credit Manager since March 2021. Prior to joining the Company, he served as a Senior Credit Analyst at Blue Ridge Bank, from April 2017 to March 2021, and as a Credit Analyst for CresCom Bank from March 2010 to March 2017.

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company recognizes the importance of a cybersecurity risk management program designed to assess, identify, and manage risk associated with cybersecurity threats. Our cybersecurity risk management program (the “Program”) is consistent with the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, which incorporates bank regulatory guidance and principles from the National Institute of Standards and Technology Cybersecurity Framework and includes the following risk-based principles:

•	Identification, measurement, mitigation, monitoring and reporting of cybersecurity threats based on internal and external information sharing and resources;
•	Safeguards designed to protect against identified threats, including documented policies and procedures, controls, and employee education and awareness;
•	Processes to detect cybersecurity events and improve incident response, including routine testing of incident response, recovery and business continuity plans and processes; and
•	Third-party risk management process to manage cybersecurity risk with service providers, suppliers, and vendors.

The Program is designed to adapt to an evolving landscape of emerging cybersecurity threats and advancing technology to determine the Company’s cybersecurity preparedness. Through routine data gathering, emerging risks, internal incidents, technology investments and internal controls, our Program and overall cybersecurity risk strategy is adjusted as needed.

The Program is supported by regular training of information security employees and awareness training and activities for executives, directors, and employees through which we communicate our cybersecurity policies, standards, processes, and practices to foster a culture of cybersecurity risk management across the Company.

Integrated Risk Management

The Program is integrated into the Company’s enterprise risk management framework and functions to identify risk, form a strategy to manage risk, implement the strategy, test the implementation, and monitor our technology environment to control risk. The information technology team works closely with stakeholders across security, risk, compliance, operations, other business stakeholders, and senior leadership to conduct an annual cybersecurity risk assessment utilizing the FFIEC Cybersecurity Assessment Tool.

Engagement of Third Parties in Connection with Risk Management

The Company engages various third parties to evaluate the effectiveness and maturity of the Program. The Company engages an independent third party to audit the cybersecurity risk strategy and preparedness. The Company also maintains cybersecurity insurance, however, the costs related to cybersecurity threats or disruptions may not be fully insured. The Company also engages third parties to perform regular penetration tests, vulnerability scans, disaster recovery tests and cyber exercises to simulate threat actor attacks. Our relationships with third parties enable us to leverage their cybersecurity expertise and industry knowledge to assess our Program and adjust as needed.

Oversight of Third-party Risks

Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact the Company in certain circumstances. In response, we have implemented processes for overseeing and managing these risks. The processes include limiting the exposure of our information systems to external systems to the least practical amount, assessing the third parties’ information security practices before allowing them to access our information systems or data, requiring third parties to implement appropriate cybersecurity controls in our agreements with them, conducting ongoing monitoring of their compliance with those requirements, and requiring third parties to agree to contractual requirements designed to ensure cybersecurity concepts are appropriately addressed.

Risks from Cybersecurity Threats

As of the date of this report, we have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our Board’s Operational Risk Committee oversees cybersecurity risk.

Management's Role in Cybersecurity Risk Management

Given the important role of technology in the Company’s operations and customer service, the Company has established an Information Technology Steering Committee, which consists of our IT Manager, President, Chief Financial Officer, Chief Experience Officer, Director of Risk Management and Information Security Officer. The Information Technology Steering Committee reviews, monitors, aligns, and prioritizes all significant strategic information technology initiatives and security risks. The Information Technology Steering Committee reports to the Operational Risk Committee and minutes of the committee’s meetings are subsequently reported by the Operational Risk Committee to the Company’s Board of Directors. Our IT Manager, in collaboration with our Information Security Officer, makes quarterly reports to the Information Technology Steering Committee. Such reports include updates related to key metrics, key risk indicators, key performance indicators, penetration test results, risk assessment results, project updates, incident reports, compliance matters, and operational issues.

Risk Management Personnel

The Information Security Officer has the primary responsibility for managing the Program to identify, assess, manage, and control cybersecurity risk. The Information Security Officer reports directly to the President. The Information Security Officer has approximately 15 years of experience in cybersecurity, information security risk management, identity and access management, security architecture, vulnerability management, threat intelligence, security operations and incident management and response.

Monitoring Cybersecurity Incidents

The Information Security Officer is continually informed of and monitors cybersecurity risks and incidents. In the event of a cybersecurity incident, the Company has developed an incident response plan to timely report cybersecurity incidents to the executive management team, the Operational Risk Committee and Board of Directors, as necessary. In addition to facilitating timely evaluation, escalation and reporting of cybersecurity incidents, this plan also sets forth the process for identifying and assessing the severity of cybersecurity incidents, as well as monitoring post-incident mitigation and remediation.

Reporting to Board of Directors

The Operational Risk Committee receives reports from the President, Information Security Officer, and Director of Risk Management, and briefings on our information security and enterprise risk management programs at least quarterly, including the results of any external audits, bank regulatory examinations and evaluations, as well as maturity assessments of our information security program.

Item 2. Properties.

The Company owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters are located at 205 South Main Street, Timberville, Virginia 22853.  At December 31, 2023, the Bank operated fourteen branches and a dealer finance division in the Shenandoah Valley of Virginia. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” and Note 6 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Item 3. Legal Proceedings.

In the normal course of business, the Company may become involved in litigation arising from banking, financial, or other activities of the Company. Management, after consultation with legal counsel, does not anticipate that the ultimate outcome in such legal proceedings, in the aggregate, will have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information on Common Stock, Market Prices and Dividends.

The Company’s Common Stock is quoted on the OTC Markets Group’s OTCQX Market under the symbol “FMBM.”

As of March 11, 2024, the Company had approximately 2,583 shareholders of record.

During 2023 and 2022, the Company declared four quarterly dividends of $0.26 per share for an annual total of  $1.04 per share. The Company’s Board of Directors determines the payment of dividends based on a number of factors, including the Company’s historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions, statutory and regulatory prohibitions and other limitations, the terms of contractual arrangements that restrict the ability to pay cash dividends, general economic conditions, and other factors deemed relevant by our Board of Directors. The Company is not obligated to pay dividends on its common stock, and is subject to certain regulatory restrictions on paying dividends.

Because the Company is a financial holding company and does not engage directly in business activities of a material nature, the ability to pay dividends to shareholders depends, in large part, upon the receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2023 are set forth in Note 20 “Parent Company Financial Information,” of this Form 10-K.

There were no repurchases of the Company's common stock during 2023.

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the S&P U.S. BMI Banks Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2018, and the reinvestment of dividends.

Item 6. [Reserved]

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

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of F&M Bank Corp. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Information, of this Form 10-K.

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

The Bank has a loan review process to monitor and manage the portfolio, identify concentrations and credit deterioration, establish loss exposure and assess compliance with the loan policy.

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

Construction and Development Lending

The Bank makes construction loans, primarily residential, and land acquisition and development loans. The residential construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The land acquisition and development loans are secured by the land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, loan amounts are limited to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of the borrower. In addition, a first lien on the property is obtained as security for construction loans and typically requires personal guarantees from the borrower’s principal owners.

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

Commercial & Industry – Non-Real Estate

Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, the Bank obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of business borrowers. Residential mortgage loans generally are made based on the borrower’s ability to repay from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made based on the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

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

Residential Mortgage Lending

The Bank makes residential mortgage loans for the purchase or refinance of existing loans with loan-to-value limits generally ranging between 80% and 90% depending on the age of the property, the borrower’s income, and the borrower’s credit worthiness. Loans that are retained in our portfolio generally carry adjustable rates that can change every one, three or five years, based on amortization periods of twenty to thirty years.

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its subsidiary F&M Mortgage.  These loans are funded by F&M Mortgage utilizing a line of credit at the Bank until sold to investors in the secondary market or transferred to the Bank and held in the loan portfolio.

Dealer Finance Division

The Dealer Finance Division specializes in providing automobile financing through a network of automobile dealers in the Shenandoah Valley.

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

Allowance for Credit Losses on Loans

The Allowance for Credit Losses on Loans (“ACLL”) represents the estimated balance that management considers adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. The ACLL uses a remaining life methodology for all loans.

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments “ASC 326”. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in future periods. There are both internal factors (i.e., loan balances, credit quality, and the contractual lives of loans) and external factors (i.e., economic conditions such as trends in housing prices, interest rates, gross domestic product, inflation, and unemployment) that can impact the ACLL estimate.

Management considers the national unemployment rate, national gross domestic product, and the core inflation index as external economic variables in developing the ACLL and utilizes economic projections published by The Federal Reserve of St. Louis for reasonable and supportable forecasts. The qualitative estimate of the ACLL is sensitive to these forecasts as economic conditions are the most influential qualitative factor.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACLL because we consider a wide variety of factors and inputs  in estimating the ACLL and changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that an improvement in one factor may offset deterioration in others.

Management reviews the ACLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ACLL estimate represents our current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be adequate over time to cover credit losses in the portfolio. Although available information is used to estimate expected losses on loans, future changes in the ACLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions and/or other factors.

Fair Value Measurements

Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Fair value estimates are inherently subjective and involve significant assumptions, adjustments, and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in a significant impact on results of operations, financial condition, or disclosures of fair value information.

Under ASC 820, Fair Value Measurements, there is a three-level fair value hierarchy that requires the use of inputs that are observable or unobservable, when observable inputs are not available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. As such, fair value measurements, particularly in level 2 and level 3 of the hierarchy, may require management to use significant assumptions that are subject to change. A change in one assumption could have a significant impact on the fair value estimate and certain assumptions may have offsetting impacts to one another. Changes in significant assumptions could have a significant impact on the Balance Sheet, Statements of Income, and/or fair value disclosures. For more information on financial instruments and fair value assessment, refer to Note 15 “Fair Value Measurements” in this Form 10-K.

	Five Year Summary of Selected Financial Data (Dollars and shares in thousands, except per share data)
	2023	2022	2021	2020	2019
Income Statement Data:
Interest and Dividend Income	$56,326	$42,139	$35,576	$36,792	$38,210
Interest Expense	24,665	7,245	4,302	5,728	6,818
Net Interest Income	31,661	34,894	31,274	31,064	31,392
Provision for (Recovery of) Credit Losses	1,025	866	(2,821)	3,300	7,405
Net Interest Income After Provision for (Recovery of) Credit Losses	30,636	34,028	34,095	27,764	23,987
Noninterest Income	10,154	11,292	13,261	13,941	10,963
Noninterest Expenses	38,765	36,522	35,295	31,670	30,561
Income before income taxes	2,025	8,798	12,061	10,035	4,389
Income Tax Expense (Benefit)	(746)	480	1,323	1,142	(250)
Net income attributable to noncontrolling interest	-	-	-	(105)	(130)
Net Income attributable to F & M Bank Corp.	$2,771	$8,318	$10,738	$8,788	$4,509
Per Common Share Data:
Net Income - basic	$0.80	$2.41	$3.25	$2.66	$1.32
Net Income - diluted	0.80	2.41	3.12	2.56	1.30
Dividends Declared	1.04	1.04	1.04	1.04	1.02
Book Value per Common Share	22.47	20.48	29.42	28.43	27.11
Balance Sheet Data:
Assets	$1,294,596	$1,245,902	$1,219,342	$966,930	$813,999
Loans Held for Investment	822,092	743,604	662,421	661,329	603,425
Loans Held for Sale	1,119	1,373	4,887	58,679	66,798
Securities	379,557	403,537	413,217	117,898	18,015
Deposits	1,133,236	1,083,377	1,080,295	818,582	641,709
Short-Term Debt	60,000	70,000	-	-	10,000
Long-Term Debt	6,932	6,890	21,772	33,202	53,201
Shareholders’ Equity	78,323	70,792	100,456	95,629	91,575
Average Common Shares Outstanding – basic	3,476	3,449	3,245	3,200	3,189
Average Common Shares Outstanding – diluted	3,476	3,449	3,442	3,429	3,460
Financial Ratios:
Return on Average Assets[1]	0.22%	0.67%	0.98%	0.95%	0.57%
Return on Average Equity[1]	3.85%	10.48%	10.84%	9.46%	4.93%
Net Interest Margin	2.67%	3.03%	3.00%	3.61%	4.33%
Dividend Payout Ratio - Common	131.65%	43.15%	32.00%	39.10%	77.27%
Capital and Credit Quality Ratios:
Average Equity to Average Assets[1]	5.66%	6.43%	9.05%	10.08%	11.48%
Allowance for Credit Losses to Loans[2]	1.01%	1.07%	1.17%	1.58%	1.39%
Nonperforming Loans to Total Loans[3]	0.79%	0.30%	0.83%	0.99%	0.95%
Nonperforming Assets to Total Assets[4]	0.50%	0.18%	0.45%	0.68%	0.89%
Net Charge-offs to Total Loans[3]	0.18%	0.09%	(0.01)%	0.18%	0.71%

[1]	Ratios are primarily based on daily average balances.
[2]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
[3]	Calculated based on 90 day past due loans and non-accrual loans to Total Loans.
[4]	Calculated based on 90 day past due loans, non-accrual loans and OREO to Total Assets.

Overview

The Company’s net income for 2023 totaled $2.8 million or $0.79 per common share, a decrease of 66.69% from $8.3 million, or $2.41 per share, in 2022. Return on average equity decreased in 2023 to 3.85% from 10.48% in 2022, and the return on average assets decreased from 0.67% in 2022 to 0.22% in 2023.  The Company’s net income per common share totaled $0.79 in 2023, a decrease from $2.41 in 2022.

At year-end 2023, the Company had total assets of $1.29 billion, total loans held for investment of $822.1 million, and total deposits of $1.13 billion, compared to year-end balances for 2022 of total assets of $1.25 billion, total loans held for investment of $743.6 million, and total deposits of $1.08 billion.

Changes in Net Income per Common Share:

	From 2022 to 2023	From 2021 to 2022
Prior Year Net Income Per Common Share	$2.41	$3.25
Change from differences in:
Net interest income	(0.94)	1.06
Provision for credit losses	(0.05)	(1.07)
Noninterest income, excluding securities gains	0.42	(0.91)
Security gains	(0.27)	0.42
Noninterest expenses	(1.11)	(0.45)
Income taxes	0.35	0.24
Effect of preferred stock dividend	-	0.06
Change in average shares outstanding	(0.02)	(0.19)
Total Change	(1.62)	(0.84)
Net Income Per Common Share	$0.79	$2.41

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”).  The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operating performance and to enhance investors' overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies and are supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. Details on non-GAAP measures follow.

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

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

GAAP Financial Measurements:	2023	2022
Interest Income – Loans	$48,045	$34,374
Interest Income - Securities and Other Interest-Earnings Assets	8,281	7,765
Interest Expense – Deposits	21,177	5,735
Interest Expense - Other Borrowings	3,488	1,510
Total Net Interest Income	31,661	34,894

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans and Securities	156	143
Total Tax Benefit on Tax-Exempt Interest Income	156	143
Tax-Equivalent Net Interest Income	$31,817	$35,037

Net Interest Income and Net Interest Margin

In 2022 and 2023, short term interest rates rose significantly due to eleven Federal Reserve interest rate hikes totaling 525 basis points. This directly impacted the Bank’s cost of deposits and short-term borrowings, while the longer-term rates used to price loans have not increased to the same extent. For the year 2023, tax-equivalent net interest income totaled $31.8 million, a decrease of $3.2 million from 2022, as the $14.2 million increase in interest income was outpaced by a $17.4 million increase in interest expense. These factors also contributed to a 35 basis point decline in Net Interest Margin to 2.67% in 2023 from 3.02% in 2022. Tax-equivalent net income is a non-GAAP measure. See “Non-GAAP Financial Measures” above for additional information.

Interest Income

Tax-equivalent income on earning assets totaled $56.5 million for 2023, an increase of $14.2 million from the prior year.  The increase resulted from both a shift in the mix of earning assets and a higher earning asset yield.

Loans held for investment, expressed as a percentage of total earning assets, increased in 2023 to 65.3% as compared to 59.3% in 2022.   Average loans held for investment increased by $92.1 million to $778.6 million. Average balances on commercial loans increased 25.01%, real estate loans increased 2.60%, and consumer installment loans increased 15.22%. Meanwhile, average investment securities decreased 9.8%, with average securities outstanding declining from $445.6 million to $402.1 million.  Proceeds from bond maturities and paydowns were used to fund new loan originations during 2023.

The taxable-equivalent yield on earning assets increased 109 basis points from 3.65% in 2022 to 4.74% in 2023 due to the rising interest rate environment experienced in 2023. Interest income and fees on loans were $13.7 million higher and income from cash equivalents and securities was $535,000 higher due to higher rates on variable rate loans, interest bearing cash and Federal Funds Sold.

Interest Expense

Interest expense increased $17.4 million or 240.44% during 2023. Higher rates on interest bearing deposits, specifically money market and time deposit accounts, coupled with interest paid on short-term borrowings increased the Bank’s interest expense. The average cost of interest-bearing liabilities was 2.73%, an increase of 187 basis points from 2022 while average balances of interest-bearing liabilities increased $57.3 million or 6.76% during the same period. During 2023, there was a shift in deposits from non-interest bearing demand to interest-bearing deposits and the average balance of interest-bearing deposits rose by $30.1 million to $838.4 million. Interest expense on deposits increased $15.4 million or 269.26%  due to the higher balances and an increase of 182 basis points in the cost of interest-bearing deposits to 2.53%.  Interest expense was also impacted by an increase of $27.2 million in the average balance of other interest-bearing liabilities.  The cost of those liabilities also increased by 140 basis points from 3.88% in 2022 to 5.28% in 2023.

Consolidated Average Balances, Yields and Rates (dollars in thousands)1

	2023			2022
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[2]
Commercial	$318,163	$20,852	6.55%	$254,506	$12,437	4.89%
Real estate	303,203	16,682	5.50%	295,524	13,733	4.65%
Consumer	157,265	10,468	6,66%	136,495	8,149	5.97%
Loans held for investment[4]	778,631	48,002	6.16%	686,525	34,319	5.00%
Loans held for sale	1,246	88	7.06%	3,130	106	3.39%

Investment securities[3]
Taxable	386,958	7,266	1.88%	433,242	7,233	1.67%
Tax exempt	15,172	532	3.51%	12,365	434	3.51%
Total investment securities	402,130	7,798	1.94%	445,607	7,667	1.72%

Interest bearing deposits in banks	5,202	348	6.69%	1,390	37	2.66%
Federal funds sold	4,800	246	5.13%	21,763	153	0.70%
Total Earning Assets	1,192,009	56,482	4.74%	1,158,415	42,282	3.65%

Allowance for credit losses	(8,570)			(7,677)
Nonearning assets	86,920			83,604
Total Assets	$1,270,359			$1,234,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$166,425	$3,119	1.87%	$183,882	$868	0.47%
Savings	507,811	13,372	2.63%	502,913	3,904	0.78%
Time deposits	164,202	4,686	2.85%	121,585	963	0.79%
Total interest-bearing deposits	838,438	21,177	2.53%	808,380	5,735	0.71%

Federal funds purchased	755	42	5.56%	883	28	3.17%
Short term debt	58,430	2,987	5.11%	25,241	732	2.90%
Long-term debt	6,912	459	6.64%	12,748	750	5.88%
Total interest-bearing liabilities	904,535	24,665	2.73%	847,252	7,245	0.86%

Noninterest bearing deposits	267,030			292,252
Other liabilities	26,858			15,457
Total liabilities	1,198,423			1,154,961
Shareholders’ equity	71,936			79,381
Total liabilities and shareholders’ equity	$1,270,359			$1,234,342

Net interest earnings		$31,817			$35,037

Net yield on interest earning assets (NIM)			2.67%			3.02%

[1]	Income and yields are presented on a tax-equivalent basis using the applicable federal income tax rate of 21%.
[2]	Interest income on loans includes loan fees.
[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
[4]	Includes nonaccrual loans.

Changes in the cost of funds attributable to rate and volume variances are reflected in the following table (dollars in thousands), which illustrates the effect of changes in interest income and interest expense, on a tax equivalent basis, and distinguishes between the changes resulting from the increases or decreases in the outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes resulting from increases or decreases in average interest rates on such assets and liabilities (rate). Changes related to both volume and rate have been allocated proportionally.

	2023 Compared to 2022
	Increase (Decrease)
	Due to Change		Increase
	in Average:		Or
	Volume	Rate	(Decrease)

Interest income
Loans held for investment	$4,605	$9,078	$13,683
Loans held for sale	(64)	46	(18)
Investment securities:
Taxable	(773)	806	33
Tax exempt	99	(1)	98
Interest bearing deposits in banks	101	210	311
Federal funds sold	(118)	211	93
Total Interest Income	3,850	10,350	14,200

Interest expense
Deposits:
Demand - interest bearing	(82)	2,333	2,251
Savings	38	9,430	9,468
Time deposits	337	3,386	3,723

Federal funds purchased	(4)	18	14
Short-term debt	962	1,293	2,255
Long-term debt	(343)	52	(291)
Total Interest Expense	908	16,512	17,420
Net Interest Income	$2,942	$(6,162)	$(3,220)

Noninterest Income

Noninterest income totaled $10.2 million for the year ended December 31, 2023, a decrease of $1.1 million from the year ended December 31, 2022. The primary reasons for this decrease were reductions of $33,000 in service charges on deposit accounts, $1.1 million in mortgage banking income, and $244,000 in title insurance income. The declines in mortgage banking and title insurance income are due to the overall decrease in mortgage banking volume and a shift from loans being sold on the secondary market to portfolio adjustable rate mortgages (ARMs) and construction products. These decreases were partially offset by a $459,000 increase in income from BOLI resulting from a one-time gain received in the second quarter, an increase of $260,000 in investment services and insurance income, higher ATM and check card fees which grew by $174,000, and a $2,000 increase in other operating income. In 2022, there was a $2.9 million loss on the sale of investment securities compared to no loss in 2023. Also in 2022, the Company sold its partnership interest in Infinex Financial Holdings, Inc., resulting in a $3.8 million gain in 2022 and a second smaller milestone gain of $232,000 in December 2023.

Noninterest Expense

Noninterest expenses totaled $38.8 million in 2023, compared to $36.5 million in 2022, an increase of $2.2 million. A primary driver for this increase was the $2.3 million in pre-tax severance expenses related to the early retirement program accrued in the fourth quarter and severance accruals for two former executives earlier in 2023. These accruals contributed to the $1.9 million increase in salary expense to $18.9 million. Other significant year-over-year increases include higher equipment expense which increased $252,000, FDIC Insurance expense which increased $226,000, legal and professional fees which were $85,000 higher than last year, and higher other operating expenses, which were up $853,000. These higher expenses were partially offset by decreases in employee benefits expense and telecommunications and data processing expenses which were down $676,000 and $253,000, respectively, as well as smaller decreases in other expense categories.

Balance Sheet

Total assets increased 3.91% during the year to $1.29 billion at December 31, 2023, an increase of $48.7 million from $1.25 billion at December 31, 2022.  The increase was fueled by strong growth in loans held for investment that increased by $78.5 million to $822.1 million. Cash and cash equivalents decreased $11.2 million as excess funds were used to fund loan growth. Investment securities decreased by $24.0 million due to paydowns on U.S. Agency mortgage-backed securities and expected bond maturities that were partially offset by an improvement in the unrealized loss on the bond portfolio. During 2023, the net unrealized loss declined by $11.0 million to $40.2 million from $51.2 million at December 31, 2022.

Total deposits at December 31, 2023, were $1.13 billion, an increase of $49.9 million from the end of 2022, as the Bank was able to attract deposits by offering higher rates on money market and time deposit accounts, and by opening insured cash sweep accounts for new and existing customers. The additional deposits allowed us to reduce Federal Home Loan Bank (FHLB) advances by $10.0 million. At December 31, 2023, 11.60% of the Bank’s total deposits were uninsured.

Shareholders’ Equity increased by $7.5 million to $78.3 million due to net income of $2.8 million and other comprehensive income of $9.0 million, offset by a $1.2 million adjustment to retained earnings upon the adoption of the Current Expected Credit Loss (CECL) accounting standard on January 1, 2023, and dividends to shareholders of $3.6 million. Other comprehensive income includes an $8.7 million improvement in unrealized losses in the bond portfolio and a $318,000 adjustment to the pension liability.

Investment Securities

Total securities decreased $24.0 million or 5.94% in 2023 to $379.6 million at December 31, 2023 from $403.5 million at December 31, 2022.  Average balances in investment securities decreased 9.76% in 2023 to $402.1 million.  At year end, 33.7% of average earning assets of the Company were held as investment securities compared to 38.5% at year-end 2022. The Company has securities with a par value of $220.8 million and a market value of $196.0 million pledged to the Federal Reserve Discount Window Bank Term Funding Program (“BTFP”) as of December 31, 2023. Additionally, the Company has securities with a par value of $20.0 million and a market value of $19.5 million pledged to the Federal Reserve Discount Window. The BTFP was created in  March 2023 to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the BTFP or discount window during 2023.

The Company adopted ASC 326 on January 1, 2023. Management evaluates all investments in an unrealized loss position quarterly. The Company has the intent and the ability to hold securities in the portfolio to maturity and an allowance for credit losses has not been recorded as of December 31, 2023.

Maturities and weighted average yields of securities at December 31, 2023 are presented in the table below (dollars in thousands). Amounts are shown by contractual maturity; expected maturities will differ as issuers may have the right to call or prepay obligations. Maturities of other investments are not readily determinable due to the nature of the investment; see Note 2 “Securities” of this Form 10-K for a description of these investments.

	Less		One to		Five to		Over
	Than one Year		Five Years		Ten Years		Ten Years
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Total	Yield[1]
Securities Available for Sale:
U.S. Treasuries	$14,629	1.15%	$18,252	1.41%	$-	-	$-	-	$32,881	1.29%
U.S. Government sponsored enterprises	58,370	0.97%	57,186	1.43%	9,147	1.69%	-	-	124,703	1.23%
Securities issued by States & political subdivisions of the U.S.	484	1.72%	18,455	1.57%	5,542	2.11%	14,280	2.74%	38,761	2.08%
Mortgage-backed obligations of federal agencies	-	-	20,749	1.38%	18,145	0.41%	106,179	1.91%	145,073	1.65%
Corporate debt securities	-	-	-	-	27,256	4.08%	-	-	27,256	4.08%
Total	$73,483	1.01%	$114,642	1.44%	$60,090	2.43%	$120,459	2.01%	$368,674	1.94%

1Tax equivalent yield to the earlier of the call or the maturity date. On securities without a call date, it is the stated yield.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, totaled $822.1 million at December 31, 2023 compared with $743.6 million at December 31, 2022. One-to-four family residential real estate and automobile loans represent the Company’s largest categories at December 31, 2023. The largest areas of growth in 2023 occurred in the farmland, real estate, and automobile portfolios. The Company is committed to solid growth by originating soundly underwritten loans to qualified borrowers. Nearly 73% of the commercial portfolio is comprised of adjustable interest rate loans.  When interest rates fluctuate, these loans will reprice accordingly, giving customers an advantage when rates trend down and providing protection for the Bank if rates trend up.

The following table shows the maturity of loans and leases, outstanding as of December 31, 2023 (dollars in thousands):

	1 Year or less	1-5 Years	5-15 Years	After 15 Years	Total
1-4 Family residential construction	$18,886	$11,252	$350	$-	$30,488
Other construction, land development and land	22,557	14,879	10,290	23	47,749
Secured by farmland	33,540	21,886	26,231	-	81,657
Home equity – open end	45,607	-	142	-	45,749
Real Estate	23,064	88,748	85,326	3,491	200,629
Home equity – closed end	634	1,273	2,928	-	4,835
Multi-Family	1,235	4,634	2,334	-	8,203
Owner occupied commercial real estate	38,376	33,975	20,011	-	92,362
Other commercial real estate	50,279	31,919	23,983	-	106,181
Agricultural loans	8,002	3,764	2,639	-	14,405
Commercial and industrial	20,540	11,305	12,484	-	44,329
Credit cards	3,252	-	-	-	3,252
Automobile loans	1,377	38,806	82,741	-	122,924
Other consumer loans	1,415	8,780	4,181	-	14,376
Municipal loans	964	1,414	3,247	-	5,625
Less: Deferred loan fees, net of costs	-	-	-	-	(672)
Total	$269,728	$272,635	$276,887	$3,514	$822,092

At December 31, 2023, for loans and leases due after one year, interest rate information is as follows (dollars in thousands):

	1-5 Years	5-15 Years	After 15 Years	Total
1-4 Family residential construction
Outstanding with fixed interest rates	$11,145	$-	$-	$11,145
Outstanding with adjustable rates	107	350	-	457
Total 1-4 Family residential construction	11,252	350	-	11,602
Other construction, land development and land
Outstanding with fixed interest rates	$6,601	$2,750	$23	$9,374
Outstanding with adjustable rates	8,278	7,540	-	15,818
Total Other construction, land development & land	14,879	10,290	23	25,192
Secured by farmland
Outstanding with fixed interest rates	$154	$6,582	$-	$6,736
Outstanding with adjustable rates	21,732	19,649	-	41,381
Total Secured by farmland	21,886	26,231	-	48,117
Home Equity – open end
Outstanding with fixed interest rates	$-	$-	$-	$-
Outstanding with adjustable rates	-	142	-	142
Total Home Equity – open end	-	142	-	142
Real estate
Outstanding with fixed interest rates	$862	$1,264	$3,491	$5,617
Outstanding with adjustable rates	87,886	84,062	-	171,948
Total Real estate	88,748	85,326	3,491	177,565
Home Equity – closed end
Outstanding with fixed interest rates	$123	$2,292	$-	$2,415
Outstanding with adjustable rates	1,150	636	-	1,786
Total Home Equity – closed end	1,273	2,928	-	4,201
Multifamily
Outstanding with fixed interest rates	$-	$-	$-	$-
Outstanding with adjustable rates	4,634	2,334	-	6,968
Total Multifamily	4,634	2,334	-	6,968
Owner-occupied commercial real estate
Outstanding with fixed interest rates	$431	$5,581	$-	$6,012
Outstanding with adjustable rates	33,544	14,430	-	47,974
Total Owner-occupied commercial real estate	33,975	20,011	-	53,986
Other commercial real estate
Outstanding with fixed interest rates	$-	$5,391	$-	$5,391
Outstanding with adjustable rates	31,919	18,592	-	50,511
Total Other commercial real estate	31,919	23,983	-	55,902
Agricultural loans
Outstanding with fixed interest rates	$3,597	$2,399	$-	$5,996
Outstanding with adjustable rates	167	240	-	407
Total Agricultural loans	3,764	2,639	-	6,403
Commercial and industrial
Outstanding with fixed interest rates	$9,975	$12,014	$-	$21,989
Outstanding with adjustable rates	1,330	470	-	1,800
Total Commercial and industrial	11,305	12,484	-	23,789
Automobile loans
Outstanding with fixed interest rates	$38,806	$82,741	$-	$121,547
Outstanding with adjustable rates	-	-	-	-
Total Automobile loans	38,806	82,741	-	121,547
Other consumer loans
Outstanding with fixed interest rates	$8,768	$4,181	$-	$12,949
Outstanding with adjustable rates	12	-	-	12
Total Other consumer loans	8,780	4,181	-	12,961
Municipal loans
Outstanding with fixed interest rates	$840	$923	$-	$1,763
Outstanding with adjustable rates	574	2,324	-	2,898
Total Municipal loans	1,414	3,247	-	4,461
Total outstanding with fixed interest rates	$81,302	$126,118	$3,514	$210,934
Total outstanding with adjustable interest rates	$191,333	$150,769	$-	$342,102
Total	$272,635	$276,887	$3,514	$553,036

Asset Quality

Management evaluates the loan portfolio considering national and local economic trends, changes in the nature and volume of the portfolio, changes in underlying collateral values and trends in past due, nonperforming and criticized loans. Loans past due 30-89 days and on accrual increased, while loans greater than 90 days and on accrual decreased.

Nonperforming Loans and Past Due Loans

At December 31, 2023, the Company experienced an increase of $4.3 million in nonperforming assets compared to December 31, 2022. The increase is primarily due to two commercial loans to one borrower. Approximately 85.15% of the nonperforming assets are secured by real estate and 63% have an allowance for credit losses. The Bank believes that adequate reserves have been established on nonperforming loans and continues to actively work with its customers to effect payment.  As of December 31, 2023, the Company holds $55,000 of real estate acquired through foreclosure; no real estate acquired through foreclosure was held on December 31, 2022.

Past due loans on accrual increased from $5.6 million at December 31, 2022 to $7.7 million at December 31, 2023. Of the $7.7 million total past due loans still accruing interest, $31,000 or 0.004% of the total loans held for investment were loans past due 90 days or more at December 31, 2023, compared to $38,000 or 0.005% at December 31, 2022.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	2023	2022
Allowance for credit losses	$8,321	$7,936
Nonaccrual loans	$6,438	$2,224
Nonperforming loans	$6,469	$2,262
Nonperforming assets	$6,524	$2,262
Total Loans	$822,092	$743,604

Allowance for loan losses to Total Loans	1.01%	1.07%
Nonaccrual Loans to Total Loans	0.78%	0.30%
Allowance for loan losses to Nonaccrual loans	129.25%	356.83%

Net Charge-offs

For the year ended December 31, 2023, net charge-offs of loans totaled $1.5 million or 0.18% of loans held for investment, compared to net charge-offs of $678,000 or 0.09% for the year ended December 31, 2022. Charge-offs occur primarily in the automobile loan segment of the portfolio. The following table summarizes the net charge-off activity by loan segment for the years ended December 31, 2023 and 2022, (dollars in thousands). Under adoption of ASC 326, there were changes to certain loan segments to better differentiate credit characteristics and align with our ACL model, see Note 3 “Loans and Credit Quality” for additional information.

As of December 31, 2023	Charge-offs	Recoveries	Net Charge-offs	Net charge-offs to average loans
1-4 Family residential construction	$(70)	$1	$(69)	-0.21%
Other construction, land development and land	-	-	-	-
Secured by farmland	-	-	-	-
Home equity – open end	-	3	3	0.01%
Real estate	(19)	2	(17)	-0.01%
Home Equity – closed end	-	-	-	-
Multifamily	-	-	-	-
Owner-occupied commercial real estate	-	-	-	-
Other commercial real estate	-	-	-	-
Agricultural loans	-	-	-	-
Commercial and industrial	(33)	2	(31)	-0.07%
Credit Cards	(69)	37	(32)	-0.97%
Automobile loans	(1,804)	514	(1,290)	-1.04%
Other consumer loans	(93)	55	(38)	-0.26%
Municipal loans	-	-	-	-
Total	$(2,088)	$614	$(1,474)	-0.19%

As of December 31, 2022	Charge-offs	Recoveries	Net Charge-offs	Net charge-offs to average loans
Construction/Land Development	$-	$-	$-	-
Farmland	-	-	-	-
Real Estate	(17)	-	(17)	-0.01%
Multi-Family	-	-	-	-
Commercial Real Estate	-	-	-	-
Home Equity – closed end	-	-	-	-
Home Equity – open end	(84)	130	46	0.10%
Commercial & Industrial – Non-Real Estate	(46)	49	3	0.01%
Consumer	(153)	84	(69)	-1.07%
Dealer Finance	(1,280)	691	(589)	-0.48%
Credit Cards	(66)	14	(52)	-1.62%
Total	$(1,646)	$968	$(678)	-0.10%

Allowance and Provision for Credit Losses

At December 31, 2023, the allowance for credit losses was $8.3 million or 1.01% of total loans held for investment, compared to an allowance of $7.9 million or 1.07% of total loans at December 31, 2022.  At December 31, 2023, the allowance for credit losses on loans (“ACLL”) reflected a day one CECL impact of $777,000 which was charged to retained earnings net of taxes, $1.5 million in net charge-offs, and a provision for credit losses on loans of $1.1 million. The provision was primarily due to loan growth of $78.5 million and charge-offs in the automobile portfolio. Additionally, the provision for credit losses includes a recovery of $57,000 on the reserve for unfunded commitments. The provision for credit losses on loans and for unfunded commitments net together as reflected in the provision for credit losses on the consolidated statements of income for a provision of $1.0 million.

The following table summarizes the ACLL by loan segment and percentage of the loan portfolio that the related ALLL covers as of December 31, 2023 and 2022, (dollars in thousands):

As of December 31, 2023	ACLL by Segment	Segment as a % of Total Loans
1-4 Family residential construction	$714	3.71%
Other construction, land development and land	1,287	5.80%
Secured by farmland	815	9.92%
Home equity – open end	180	5.56%
Real estate	810	24.39%
Home Equity – closed end	77	0.59%
Multifamily	181	1.00%
Owner-occupied commercial real estate	1,221	11.23%
Other commercial real estate	166	12.90%
Agricultural loans	20	1.75%
Commercial and industrial	1,034	5.39%
Credit Cards	81	0.40%
Automobile loans	1,443	14.94%
Other consumer loans	292	1.75%
Municipal loans	-	0.68%
Total	$8,321	100%

As of December 31, 2022	ACLL by Segment	Segment as a % of Total Loans
Construction/Land Development	$790	9.23%
Farmland	570	9.99%
Real Estate	1,296	20.60%
Multi-Family	71	1.29%
Commercial Real Estate	2,004	26.23%
Home Equity – closed end	38	0.63%
Home Equity – open end	445	6.31%
Commercial & Industrial – Non-Real Estate	450	7.61%
Consumer	81	0.87%
Dealer Finance	1,779	16.81%
Credit Cards	68	0.44%
Total	$7,592	100.00%

See “Critical Accounting Policies” on page 15, Note 1 “Nature of Banking Activities and Significant Accounting Policies” of this Form 10-K for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. See Note 4 “Allowance for Credit Losses” of this Form 10-K for a summary of the activity in the allowance for credit losses for years ended December 31, 2023 and 2022.

Deposits

Core deposits are the Company’s primary source of funding. Demand deposits, money market accounts, savings accounts, and time deposits provide a source of fee income and opportunities to build customer relationships.

The following table shows the composition of deposits as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$264,254	23.3%	$293,596	27.1%
Interest Checking	153,308	13.5%	176,677	16.3%
Savings Accounts	501,151	44.2%	493,912	45.6%
Time Deposits	214,523	18.9%	119,192	11.0%
Total deposits	$1,133,236		$1,083,377

As market rates and competition for deposits increased in 2023, total deposits increased $50.0 million due to attractive  rates on money market and time deposit accounts and offering insured cash sweep accounts for new and existing customers. Noninterest-bearing demand deposits decreased by $29.3 million as customers moved funds into interest bearing savings and time deposit accounts.

The average deposit balances and average rates paid for 2023 and 2022 were as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing	$267,030	-	$292,252	-
Interest-bearing:
Interest Checking	$166,425	1.87%	$183,882	0.47%
Savings Accounts	507,811	2.63%	502,913	0.78%
Time Deposits	164,202	2.85%	121,585	0.79%
Total interest-bearing deposits	838,438	2.53%	808,380	0.71%
Total average deposits	$1,105,468	1.92%	$1,100,632	0.64%

The maturity distribution of time deposits of $250 thousand or greater outstanding at December 31, 2023 and 2022 are summarized as follows (dollars in thousands):

	2023	2022
Maturing in:
3 months or less	$1,168	$-
Over 3 months through 6 months	20,984	592
Over 6 months through 12 months	9,732	8,553
Over 12 months	5,922	3,523
	$37,806	$12,668

Total uninsured deposits in excess of $250 thousand were $131.9 million and $157.4 million at December 31, 2023 and 2022, respectively.

Borrowings

Short-term debt totaled $60.0 million at December 31, 2023, and consisted of Federal Home Loan Bank (“FHLB”) advances which were used to fund loan growth. Long-term debt remained at $6.9 million from December 31, 2022 to December 31, 2023 and consists solely of subordinated debt. See Note 9 “Short-Term Debt” and Note 10 “Long-Term Debt” in this Form 10-K for a discussion of the rates, terms, and conversion features on these advances.

Shareholders’ Equity

Total Shareholders’ Equity increased by $7.5 million to $78.3 million due to net income of $2.8 million and other comprehensive income of $9.0 million, offset by dividends to shareholders of $3.6 million. Other comprehensive income includes $8.7 million improvement in unrealized losses in the bond portfolio and a $318,000 adjustment to the pension liability.

Market Risk Management

Market risk is the sensitivity of a financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, exchange rates, and equity prices. The Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations impact the amount of interest income and expense the Bank pays or receives on the majority of its assets. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	-20.32%
+ 300 basis points	-13.64%
+ 200 basis points	-8.51%
+ 100 basis points	-3.82%
- 100 basis points	3.21%
-200 basis points	7.43%
-300 basis points	11.19%
-400 basis points	10.60%

Economic  value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net economic  value is the market value of all assets minus the market value of all liabilities. The change in net economic value over different rate environments is an indication of the longer- term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net economic value over different rate environments:

Change in Prime Rate	% Change in Net Economic Value
+400 basis points	-14.35%
+ 300 basis points	-9.50%
+ 200 basis points	-5.39%
+ 100 basis points	-2.24%
- 100 basis points	0.23%
-200 basis points	-1.03%
-300 basis points	-9.72%
-400 basis points	-15.36%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At December 31, 2023, the Company had $151.7 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, credit availability at the Federal Reserve Bank, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Deposits have remained a steady source of liquidity from 2022 to 2023. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of December 31, 2023, liquid assets totaled $97.2 million, or 7.5% of total assets, and liquid earning assets totaled $77.4 million, or 6.5% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $93.7 million from bond paydowns and maturities by the end of 2024 which can be used to fund future loan growth and for other purposes.

In 2023 the Bank pledged investment securities with a par value totaling $220.8 million to the Federal Reserve System’s BTFP. In March 2023, the Board of Governors of the Federal Reserve System established the BTFP to provide any U.S. federally insured depository institution, including the Bank, with a line of credit equal to the par value of securities pledged to the BTFP. Advances from the BTFP may be requested by the Bank for up to one year until March 31, 2024. The Bank also pledged securities with a market value of $19.5 million to the Federal Reserve Discount Window. The Bank did not borrow from the BTFP or the Federal Reserve Discount Window during 2023.

In addition to the BTFP, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million December 31, 2023, and December 31, 2022. The Bank also has a secured line of credit with the FHLB with available credit of $90.1 million and $39.1 million as of December 31, 2023, and December 31, 2022, respectively. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Capital Resources

The Company continues to maintain capital ratios intended to support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.50% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital.

Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not required to comply with Basel III on a parent-only basis. As of December 31, 2023, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules. The Company currently expects to continue to exceed required minimum capital ratios. See Note 14 “Regulatory Matters” of this Form 10-K for more information regarding the Company’s and its subsidiary bank’s capital ratios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of F&M Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses  – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As discussed in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Credit Losses) to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $7.3 million of the total recorded ACLL of $8.3 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The Company uses a weighted average remaining life methodology to determine the quantitative component of the collectively evaluated ACLL.  Under this methodology, the Company determines future expectations of the pool balances by using a remaining life calculator. A quarterly expected loss rate based on historical information is applied to an expected remaining balance for each period to determine the unadjusted expected loss for each loan pool segment.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies and procedures; the nature and volume of the portfolio; experience and ability of management and staff; the volume and severity of delinquencies and adversely classified loan balances; concentrations of credit; the value of underlying collateral; forecasted economic conditions; loan review system; and legal or regulatory requirements and competition. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s process for determining its ACLL, including the underlying methodology and significant inputs to the calculation.
•	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o

 Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s weighted average remaining life methodology, including the identification of loan pools, inputs for the attrition rate calculation, and the historical loss information utilized to determine the quarterly expected loss rate.

o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2016.

Roanoke, Virginia

March 27, 2024

F & M Bank Corp.

Consolidated Balance Sheets (dollars in thousands)

As of December 31, 2023 and 2022

	2023	2022
Assets
Cash and due from banks	$19,790	$17,926
Money market funds and interest-bearing deposits in other banks	178	687
Federal funds sold	3,749	16,340
Cash and cash equivalents	23,717	34,953

Securities:
Held to maturity, at amortized cost-fair value of $112 in 2022	-	125
Available for sale, at fair value	368,674	392,095
Other investments	10,883	11,317

Loans held for sale, at fair value	1,119	1,373

Loans held for investment, net of deferred fees and costs	822,092	743,604
Less: allowance for credit losses	(8,321)	(7,936)
Net loans held for investment	813,771	735,668

Bank premises and equipment, net	23,635	19,587
Other real estate owned	55	-
Interest receivable	5,034	3,995
Goodwill	3,082	3,082
Bank owned life insurance	22,878	23,554
Other assets	21,748	20,153
Total Assets	$1,294,596	$1,245,902

Liabilities
Deposits:
Noninterest bearing	$264,254	$293,596
Interest bearing	868,982	789,781
Total deposits	1,133,236	1,083,377

Short-term debt	60,000	70,000
Long-term debt	6,932	6,890
Other liabilities	16,105	14,843
Total Liabilities	1,216,273	1,175,110

Commitments and contingencies

Shareholders’ Equity
Common stock $5 par value, 6,000,000 shares authorized, 3,485,570 and 3,456,237 shares issued and outstanding	17,263	17,149
Additional paid in capital	11,043	10,577
Retained earnings	81,034	83,078
Accumulated other comprehensive loss	(31,017)	(40,012)
Total Shareholders’ Equity	78,323	70,792
Total Liabilities and Shareholders’ Equity	$1,294,596	$1,245,902

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Income (dollars in thousands, except per share data)

For the years ended 2023 and 2022

	2023	2022
Interest and Dividend Income
Interest and fees on loans held for investment	$47,957	$34,268
Interest from loans held for sale	88	106
Interest from money market funds and federal funds sold	594	190
Interest from debt securities	7,687	7,575
Total interest and dividend income	56,326	42,139

Interest Expense
Total interest on deposits	21,177	5,735
Interest from short-term debt	3,029	760
Interest from long-term debt	459	750
Total interest expense	24,665	7,245

Net Interest Income	31,661	34,894

Provision for Credit Losses	1,025	866
Net Interest Income After Provision for Credit Losses	30,636	34,028

Noninterest Income
Service charges on deposit accounts	1,029	1,062
Investment services and insurance income	1,732	1,472
Mortgage banking income	1,973	3,024
Title insurance income	1,334	1,578
Income on bank owned life insurance	1,160	701
Low-income housing partnership losses	(821)	(817)
ATM and check card fees	2,636	2,462
Net investment securities losses	-	(2,852)
Gain on sale of limited partnership investment	232	3,785
Other operating income	879	877
Total noninterest income	10,154	11,292

Noninterest Expense
Salaries	18,889	16,967
Employee benefits	4,111	4,787
Occupancy expense	1,431	1,402
Equipment expense	1,332	1,080
FDIC insurance assessment	789	563
Other real estate owned, net	-	59
Marketing expense	962	925
Legal and professional expense	1,667	1,582
ATM and check card fees	1,260	1,308
Telecommunication and data processing expense	2,863	3,116
Directors’ fees	530	580
Bank franchise tax	629	704
Other operating expenses	4,302	3,449
Total noninterest expense	38,765	36,522

Income before income taxes	2,025	8,798
Income tax (benefit) expense	(746)	480
Net income	$2,771	$8,318

Per Common Share Data
Net income (basic and diluted)	$0.80	$2.41
Cash dividends on common stock	$1.04	$1.04
Weighted average common shares outstanding (basic and diluted)	3,476,326	3,449,343

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Comprehensive Income (Loss) (dollars in thousands)

For the years ended 2023 and 2022

	Years Ended December 31,
	2023	2022

Net Income	$2,771	$8,318

Other comprehensive income (loss):
Pension plan adjustment	403	4,722
Tax effect	85	992
Pension plan adjustment, net of tax	318	3,730

Unrealized holding gains (losses) on available-for-sale securities	10,984	(51,776)
Tax effect	2,307	10,873
Unrealized holding gains (losses), net of tax	8,677	(40,903)

Less:
Reclassifications adjustment for losses included in net income	-	2,852
Tax effect	-	599
Realized losses on sale of available-for-sale securities, net	-	2,253

Total other comprehensive income (loss)	8,995	(34,920)

Total comprehensive income (loss)	$11,766	$(26,602)

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Changes in Shareholders’ Equity (dollars in thousands, except per share data)

For the years ended December 31, 2023 and 2022

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2021	$17,071	$10,127	$78,350	$(5,092)	$100,456
Net Income	-	-	8,318	-	8,318
Other comprehensive loss	-	-	-	(34,920)	(34,920)
Dividends on common stock ($1.04 per share)	-	-	(3,590)	-	(3,590)
Common stock issued	52	227	-	-	279
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	26	30	-	-	56
Stock-based compensation expense	-	193	-	-	193
Balance, December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net Income	-	-	2,771	-	2,771
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	8,995	8,995
Dividends on common stock ($1.04 per share)	-	-	(3,612)	-	(3,612)
Common stock issued	73	219	-	-	292
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(12)	-	-	29
Stock-based compensation expense	-	259	-	-	259
Balance, December 31, 2023	$17,263	$11,043	$81,034	$(31,017)	$78,323

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities
Net income	$2,771	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,317	1,101
Amortization of intangibles	31	37
Amortization of securities	772	903
Proceeds from loans held for sale	125,528	147,053
Gain on sale of loans held for sale	(2,530)	(2,528)
Loans held for sale originated	(122,744)	(141,011)
Provision for credit losses	1,025	866
Deferred tax expense (benefit)	200	(91)
Increase in interest receivable	(1,039)	(878)
(Decrease) increase in other assets	(3,624)	1,495
Decrease in accrued liabilities	798	2,763
Loss on sale of investment securities	-	2,852
Gain on sale of limited partnership investment	(232)	(3,785)
Amortization of limited partnership investments	821	817
Amortization of debt issuance costs	42	118
(Gain) loss on sale of fixed assets, net	(15)	(10)
Loss on sale and valuation adjustments of other real estate owned	-	59
Purchase of other real estate owned	(55)	-
Income from life insurance investment	(790)	(701)
Gain on life insurance investment	(370)	-
Share based compensation expense	259	193
Net Cash Provided by Operating Activities	2,397	17,571

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	19,825	4,000
Proceeds from paydowns of mortgage-backed securities	13,934	22,317
Proceeds from sales of securities available for sale	-	40,847
Purchases of securities available for sale and other investments	-	(108,057)
Purchases of restricted stock, net	(137)	(2,741)
Proceeds from sale of limited partnership investments	232	3,823
Investment in limited partnership investment	(250)	(220)
Net increase in loans held for investment	(79,962)	(82,058)
Net purchase of property and equipment	(5,453)	(3,642)
Proceeds from sale of other real estate owned	-	138
Proceeds from life insurance benefits	1,739	-
Proceeds from the sale of property and equipment	103	27
Net Cash Used in Investing Activities	(50,201)	(125,566)

Cash Flows from Financing Activities
Net change in deposits	49,859	3,082
Net change in short-term debt	(10,000)	70,000
Dividends paid in cash	(3,612)	(3,590)
Proceeds from sale of common stock	292	279
Proceeds from issuance of common stock	29	56
Repayments of long-term debt	-	(15,000)
Net Cash Provided by Financing Activities	36,568	54,827

Net (Decrease) in Cash and Cash Equivalents	(11,236)	(53,168)

Cash and Cash Equivalents, Beginning of Year	34,953	88,121
Cash and Cash Equivalents, End of Year	$23,717	$34,953

Supplemental Cash Flow information:
Cash paid for:
Interest	$23,367	$7,441
Income taxes	$360	$32
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale, net	$10,984	$(48,924)
Cumulative effect of the adoption of ASC 326	$1,524	$-
Minimum pension liability adjustment, net	$318	$3,730
Transfer Held to Maturity security from subsidiary to Bank available for sale portfolio	$125	$-
Transfer from loans to other real estate owned	$-	$197

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - F&M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses.  As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia.  Services are provided at fourteen branch offices and a Dealer Finance Division loan production office.  The Company offers mortgage lending, title insurance and financial services through its subsidiaries, Farmers & Merchants Financial Services, Inc, (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”) and VSTitle, LLC (“VST”). TEB Life Insurance Company (“TEB”) was dissolved on November 8, 2023.

Basis of Financial Information - The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United State of America (“GAAP’) and to accepted practices within the banking industry.

The preparation of the consolidated financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for credit losses and the fair value of financial instruments.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Bank, FMFS, F&M Mortgage, and VST. Significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash, cash due from banks, money market funds and  interest-bearing deposits in other banks, and federal funds sold.

Securities - At the time of purchase, debt securities are classified as held to maturity, available for sale or trading.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity.  Held to maturity securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts on purchase using a method that approximates the effective interest method.  Investments classified as trading or available for sale are stated at fair value.  Changes in the fair value of available for sale investments are excluded from current earnings and reported, net of taxes, as a separate component of other comprehensive income (loss).

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders’ equity, whereas realized gains and losses flow through the Company’s current earnings.

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

Other Investments - The Company has investments in low-income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes these benefits and the cost of the investments over the life of the partnership. Amortization of these investments is prorated based on the amount of benefits received in each year to the total estimated benefits over the life of the projects.

Due to restrictions on the Company’s investments in the FHLB and the Federal Reserve Bank of Richmond (“FRB”), these securities are considered restricted and carried at cost. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital and surplus.

Accounting Standards Adopted in 2023 - On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

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

Allowance for Credit Losses – Available for Sale Securities - For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.5 million at December, 2023 and was excluded from the estimate of credit losses.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.6 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

Nonaccruals, Past Dues, and Charge-offs - The policy for placing commercial and consumer loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when management judges the loan to be uncollectible. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss. Loans in all segments of portfolios are considered past due or delinquent when a contractual payment has not been satisfied. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements.

For both the commercial and consumer loan portfolio segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan; however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator.

Allowance for Credit Losses – Loans - The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist. The Company measures the allowance for credit losses using the weighted average remaining life methodology. Under this methodology, the Company uses a loss rate for each loan pool segment using historical information. Future expectations of the pool balances are determined by using a remaining life calculator. A quarterly expected loss rate is applied to an expected remaining balance for each period to determine the unadjusted expected loss for each loan pool segment.

The Company utilizes a Qualitative Scorecard (“Scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the Scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Company’s portfolio, in particular during the great financial crisis from 2008-2012, a number of pool sets will leverage peer data to calculate the overall loss rate. The Company believes that to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses is economic conditions, with a weighting of 20%-25%. The Company will evaluate the weighting applied to each pool on an annual basis.

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

Owner-occupied commercial real estate. The commercial real estate segment includes loans secured by commercial real estate occupied by the owner/borrower. Loans in this segment are impacted by economic risks from changing commercial real estate markets, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses occupying the commercial real estate.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Management evaluates loans on nonaccrual status over $250,000 on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

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

Earnings per Share - Basic Earnings per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.   Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period, including voting rights and sharing in nonforfeitable dividends. Diluted earnings per share includes all convertible securities, such as convertible preferred stock, convertible debt, equity options, and warrants. The Company does not have any convertible securities that would dilute the earnings per share.

Other Real Estate Owned (“OREO”) - OREO is held for sale and represents real estate acquired through, or in lieu of, foreclosure. OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s policy is to carry OREO on its balance sheet at the lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Bank Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of the straight-line and accelerated methods.  Estimated useful lives range from 10 to 39 years for buildings, and 5 to 10 years for furniture and equipment. Maintenance, repairs, and minor improvements are charged to operations as incurred; major improvements are capitalized. Gains and losses on dispositions are reflected in other income or expense.

Goodwill and Intangible Assets - Goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired, is evaluated for impairment by comparing the fair value of a reporting unit with its carrying amount. Impairment testing is performed annually as of December 31, as well as when management reasonably believes an impairment-triggering event may have occurred. The Company performed the internal evaluation of goodwill for December 31, 2023, and based on the results, no impairment was deemed necessary.

Acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Loans Held for Sale - Loans held for sale consist of one-to-four family conforming residential real estate loans originated for sale in the secondary market by F&M Mortgage. Credit risk associated with these loans is mitigated by entering sales commitments with third party investors to purchase the loans after they are originated; the Company does not service these loans after they are sold.

The Company records loans held for sale via the fair value option; see Note 15 “Derivative Instruments and Hedging Activities, Mortgage Banking Derivatives” for additional information. The change in the fair value of loans held for sale is included in “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Pension Plan - The Bank has a qualified noncontributory defined benefit pension plan which covers all full-time employees hired prior to April 1, 2012.  The benefits are primarily based on years of service and earnings.  The Company recognizes the over-funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost. As of February 15, 2023, the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended to stop the accrual of future benefits.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the temporary differences between the book and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more likely than not to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

Advertising Costs - The Company expenses advertising costs as incurred.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements.

Reclassifications - The accompanying consolidated financial statements and notes reflect certain immaterial reclassifications in prior periods to conform to the current presentation.

Recent Accounting Pronouncements

Accounting Standards adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $1.5 million. The adjustment net of tax recorded to shareholders’ equity totaled $1.2 million. See “Accounting Standards Adopted in 2023” on page 43 for additional details of adoption of this standard.

In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023.  The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (“SEC”) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU No. 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance). A joint venture that elects to early adopt may apply ASU No. 2023-05 either prospectively or retrospectively. The Company does not expect the adoption of ASU 2023-05 to have a material impact on its consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718).” This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company transitioned all loan agreements, other than SWAP loans, away from LIBOR during 2022. The SWAP loans have amended Rate Protection Agreements executed by the borrower in preparation of transition away from LIBOR by the swap holder.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities held to maturity along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U. S. Treasuries	$-	$-	$-	$-
December 31, 2022
U. S. Treasuries	$125	$-	$13	$112

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized are as follows (dollars in thousands):

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$35,048	$-	$2,167	$32,881
U. S. Government sponsored enterprises	133,487	-	8,784	124,703
Securities issued by States and political subdivisions of the U.S.	41,341	145	2,725	38,761
Mortgage-backed obligations of federal agencies	168,468	173	23,568	145,073
Corporate debt securities	30,550	25	3,319	27,256
Total Securities Available for Sale	$408,894	$343	$40,563	$368,674

There was no allowance for credit losses on available for sale securities.

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$39,902	$-	$3,259	$36,643
U. S. Government sponsored enterprises	143,473	-	13,725	129,748
Securities issued by States and political subdivisions of the U.S.	46,331	27	4,160	42,198
Mortgage-backed obligations of federal agencies	183,044	77	26,246	156,875
Corporate debt securities	30,550	-	3,919	26,631
Total Securities Available for Sale	$443,300	$104	$51,309	$392,095

The amortized cost and fair value of securities at December 31, 2023, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$75,981	$73,483
Due after one year through five years	124,229	114,642
Due after five years through ten years	67,894	60,090
Due after ten years	140,790	120,459
Total	$408,894	$368,674

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Realized gains (losses):
Gross realized gains	$-	$-
Gross realized (losses)	-	(2,852)
Net realized (losses)	$-	$(2,852)
Proceeds from sales of securities	$-	$40,847

The following table shows the gross unrealized losses and estimated fair value of available sale securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2023: (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$125	$-	$32,756	$2,167	$32,881	$2,167
U. S. Government sponsored enterprises	-	-	124,703	8,784	124,703	8,784
Securities issued by State and political subdivisions in the U.S.	484	11	32,597	2,714	33,081	2,725
Mortgage-backed obligations of federal agencies	-	-	140,041	23,568	140,041	23,568
Corporate debt securities	1,729	271	25,002	3,048	26,731	3,319
Total	$2,338	$282	$355,099	$40,281	$357,437	$40,563

Unrealized losses at December 31, 2023 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

At December 31, 2023, there were $355.1 million or 110 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $40.3 million. At December 31, 2022 there were $291.8 million or 74 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $43.8 million.

	Less than 12 Months		More than 12 Months		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$9,657	$362	$26,987	$2,897	$36,644	$3,259
U. S. Government sponsored enterprises	13,914	1,083	115,835	12,642	129,749	13,725
Securities issued by State and political subdivisions in the U.S.	21,805	1,426	18,710	2,734	40,515	4,160
Mortgage-backed obligations of federal agencies	32,823	2,429	119,892	23,817	152,715	26,246
Corporate debt securities	16,252	2,198	10,379	1,721	26,631	3,919
Total	$94,451	$7,498	$291,803	$43,811	$386,254	$51,309

The Company has pledged securities with a par value of $220.8 million and market value of $196.0 million to the Federal Reserve Discount Window Bank Term Funding Program (“BTFP”) as of December 31, 2023. The BTFP was established in March 2023 to offer loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help ensure banks have the ability to meet the needs of all their depositors. The Bank did not borrow from the BTFP during 2023. The Company also has securities pledged to the Federal Reserve Discount Window with a par value of $20.0 million and market value of $19.5 million. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Company did not have any pledged securities at December 31, 2022.

As of December 31, 2023, other investments consist of investments in twelve low-income housing and historic equity partnerships (carrying basis of $5.1 million), stock in the FHLB (carrying basis of $3.7 million), and various other investments (carrying basis of $2.0 million).  The interests in the low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted to sales.  The market values of these securities are estimated to approximate their carrying values as of December 31, 2023.   At December 31, 2023, the Company was committed to invest an additional $607 thousand in three low-income housing limited partnerships.  These funds will be paid as requested by the general partner to complete the projects.  This additional investment has been reflected in the above carrying basis and in accrued liabilities on the consolidated balance sheet.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments.  The portfolio includes fixed rate bonds, whose prices move inversely with rates and variable rate bonds.  At the end of any accounting period, the investment portfolio has unrealized gains and losses.  The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes for any indication of credit losses.  The primary concern in a loss situation is the credit quality of the issuer behind the instrument. Bonds deteriorate in value due to credit quality of the individual issuer and changes in market conditions.

NOTE 3 LOANS AND CREDIT QUALITY

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

The following is a summary of the major categories of total loans held for investment outstanding at December 31, 2023 (dollars in thousands):

December 31, 2023
1-4 Family residential construction	$30,488
Other construction, land development and land	47,749
Secured by farmland	81,657
Home equity – open end	45,749
Real estate	200,629
Home Equity – closed end	4,835
Multifamily	8,203
Owner-occupied commercial real estate	92,362
Other commercial real estate	106,181
Agricultural loans	14,405
Commercial and industrial	44,329
Credit Cards	3,252
Automobile loans	122,924
Other consumer loans	14,376
Municipal loans	5,625
Gross loans	822,764
Unamortized net deferred loan fees	(672)
Less allowance for credit losses	8,321
Net loans	$813,771

The table above does not include loans held for sale of $1.1 million and $1.4 million and at December 31, 2023 and December 31, 2022, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.6 million at December 31, 2023. For the year ended December 31, 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $289.1 million and $209.8 million as of December 31, 2023 and 2022, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

The following is a summary of the major categories of total loans held for investment outstanding at December 31, 2022 (dollars in thousands):

December 31, 2022
Construction/Land Development	$68,671
Farmland	74,322
Real Estate	153,281
Multi-Family	9,622
Commercial Real Estate	195,163
Home Equity – closed end	4,707
Home Equity – open end	46,928
Commercial & Industrial – Non-Real Estate	56,625
Consumer	6,488
Dealer Finance	125,125
Credit Cards	3,242
Gross loans	744,174
Unamortized net deferred loan fees	(570)
Less allowance for credit losses	7,936
Net loans	$735,668

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans and Leases As of December 31, 2023
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$440	$30,048	$30,488
Other construction, land development and land	-	-	-	528	47,221	47,749
Secured by farmland	-	-	-	596	81,061	81,657
Home equity – open end	595	74	-	217	44,863	45,749
Real estate	2,125	425	-	701	197,378	200,629
Home Equity – closed end	41	-	-	-	4,794	4,835
Multifamily	-	-	-	-	8,203	8,203
Owner-occupied commercial real estate	1,482	-	-	-	90,880	92,362
Other commercial real estate	92	887	-	3,000	102,202	106,181
Agricultural loans	10	-	-	73	14,322	14,405
Commercial and industrial	75	39	25	622	43,568	44,329
Credit Cards	35	7	6	-	3,204	3,252
Automobile loans	1,137	481	-	237	121,069	122,924
Other consumer loans	151	14	-	24	14,187	14,376
Municipal loans	-	-	-	-	5,625	5,625
Gross loans	5,743	1,927	31	6,438	808,625	822,764
Less: Unamortized net deferred loan fees	-	-	-	-	(672)	(672)
Loans held for investment	$5,743	$1,927	$31	$6,438	$807,953	$822,092

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans and Leases As of December 31, 2022
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Accruing Current Loans	Total Loans
Construction/Land Development	$477	$539	$-	$21	$67,634	$68,671
Farmland	85	18	-	1,458	72,761	74,322
Real Estate	1,807	226	-	419	150,829	153,281
Multi-Family	-	-	-	-	9,622	9,622
Commercial Real Estate	234	82	-	-	194,847	195,163
Home Equity – closed end	3	-	-	-	4,704	4,707
Home Equity – open end	385	177	-	-	46,366	46,928
Commercial & Industrial – Non- Real Estate	104	-	31	101	56,389	56,625
Consumer	11	11	-	15	6,451	6,488
Dealer Finance	1,117	225	5	210	123,568	125,125
Credit Cards	51	9	2	-	3,180	3,242
Less: Unamortized net deferred loan fees	-	-	-	-	(570)	(570)
Loans held for investment	$4,274	$1,287	$38	$2,224	$735,781	$743,604

There were $6.4 million and $2.2 million in nonaccrual loans at December 31, 2023 and December 31, 2022, respectively.  There was no income recognized on nonaccrual loans during the years ended December 31, 2023 and 2022.

The following table shows the Company’s amortized cost basis of loans on nonaccrual status (dollars in thousands). Information for December 31, 2023 is presented under CECL, while information for December 31, 2022 is presented in accordance with the previously applicable incurred loss methodology.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
	Nonaccrual loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
1-4 Family residential construction	$-	$440	$440	$-
Other construction, land development and land	528	-	528	21
Secured by farmland	596	-	596	1,458
Home equity – open end	217	-	217	-
Real estate	701	-	701	419
Other commercial real estate	-	3,000	3,000	-
Agricultural loans	73	-	73	88
Commercial and industrial	25	597	622	13
Automobile loans	237	-	237	210
Other consumer loans	24	-	24	15
Total loans	$2,401	$4,037	$6,438	$2,224

Troubled Loan Modifications

Effective January 1, 2023, the Company refers to loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as troubled loan modifications. The ACLL on troubled loan modifications is measured using the same method as all other loans held for investment.

The Company evaluates all loan modifications according to the accounting guidance for loan refinancing and restructuring to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. If the modification meets the criteria to be accounted for as a new loan, any deferred fees and costs remaining prior to the modification are recognized in income and any new deferred fees and costs are recorded on the loan as part of the modification. If the modification does not meet the criteria to be accounted for as a new loan, any new deferred fees and costs resulting from the modification are added to the existing amortized cost basis of the loan.

The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through December 31, 2023, by class of financing receivable, type of modification, financial effect of the modification, and percentage of the amortized cost basis of modifications as compared to the amortized cost basis of each loan segment (dollars in thousands).

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Year Ended December 31, 2023
	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	45	13.0	0.05%
Automobile loans	68	4.5	0.06%
Total Term Extension	$113	7.9	0.05%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a troubled loan modification to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. No loan or lease modifications completed on or after January 1, 2023 through December 31, 2023 to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2023. Additionally, the Company did not have any troubled loan modifications that were past due.

As of December 31, 2023, the Company did not have any unfunded commitments on loans modified and designated as troubled loan modifications since January 1, 2023.

The following table shows, by modification type, TDRs that occurred during 2022 (dollars in thousands):

	December 31, 2022
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Extended maturity	3	$44	$44
Change in terms	1	162	162
Total	4	$206	$206

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2023 (dollars in thousands):

	Collateral Dependent Loans and Leases
	December 31, 2023
	Real Estate	Business/ Other Assets
1-4 Family residential construction	$440	$-
Other construction, land development and land	511	-
Secured by farmland	596	-
Owner-occupied commercial real estate	3,000	-
Commercial and industrial	-	597
Total loans	$4,547	$597

The following tables presents, as of December 31, 2023 and December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$440	$30,048	$30,488	$363	$351	$714
Other construction, land development and land	511	47,238	47,749	-	1,287	1,287
Secured by farmland	596	81,061	81,657	-	815	815
Home equity – open end	-	45,749	45,749	-	180	180
Real estate	-	200,629	200,629	-	810	810
Home Equity – closed end	-	4,835	4,835	-	77	77
Multifamily	-	8,203	8,203	-	181	181
Owner-occupied commercial real estate	3,000	89,362	92,362	263	958	1,221
Other commercial real estate	-	106,181	106,181	-	166	166
Agricultural loans	-	14,405	14,405	-	20	20
Commercial and industrial	597	43,732	44,329	351	683	1,034
Credit Cards	-	3,252	3,252	-	81	81
Automobile loans	-	122,924	122,924	-	1,443	1,443
Other consumer loans	-	14,376	14,376	-	292	292
Municipal loans	-	5,625	5,625	-	-	-
Total loans	$5,144	$817,620	$822,764	$977	$7,344	$8,321

	December 31, 2022
	Loan Receivable	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Construction/Land Development	$68,671	$853	$67,818
Farmland	74,322	2,079	72,243
Real Estate	153,281	3,260	150,021
Multi-Family	9,622	-	9,622
Commercial Real Estate	195,163	9,111	186,052
Home Equity – closed end	4,707	-	4,707
Home Equity –open end	46,928	-	46,928
Commercial & Industrial – Non-Real Estate	56,625	-	56,625
Consumer	6,488	-	6,488
Dealer Finance	125,125	62	125,063
Credit Cards	3,242	-	3,242
Gross Loans	744,174	15,365	728,809
Less: Unamortized net deferred loan fees	(570)	-	(570)
Total	$743,604	$15,365	$728,239

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022 (dollars in thousands). The Recorded Investment is defined as the original principal balance less principal payments, charge-offs and nonaccrual payments applied to principal.

	December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded:
Construction/Land Development	$332	$332	$-	$474	$19
Farmland	2,535	2,079	-	2,137	161
Real Estate	1,882	1,882	-	2,107	101
Commercial Real Estate	8,131	8,131	-	8,851	393
Dealer Finance	7	7	-	11	1
	12,887	12,431	-	13,580	675
Impaired loans with an allowance recorded:
Construction/Land Development	521	521	228	261	24
Real Estate	1,378	1,378	92	1,466	71
Commercial Real Estate	980	980	11	1,935	47
Dealer Finance	55	55	13	62	6
	2,934	2,934	344	3,724	148
Total impaired loans	$15,821	$15,365	$344	$17,304	$823

Credit Quality Indicators

The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. The Company defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty which are presented in the original vintage.

Upon adoption of ASC 326, the Company consolidated its internal risk ratings 1 through 5 into a "pass” category. The credit quality indicators for watch and substandard remain unchanged. Doubtful loans are charged off; dealer finance loans utilize the updated credit quality indicators. Credit cards are classified as pass or substandard.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
1-4 Family residential construction
Pass	$162	$-	$-	$-	$-	$108	$29,214	$29,484
Watch	-	-	-	-	-	-	564	564
Substandard	-	-	-	-	-	-	440	440
Total 1-4 Family residential construction	162	-	-	-	-	108	30,218	30,488
Current period gross write-offs	-	70	-	-	-	-	-	70

Other construction, land development and land
Pass	5,123	9,138	4,983	1,831	2,847	5,456	17,770	47,148
Watch	-	-	-	-	-	67	-	67
Substandard	511	-	-	-	-	23	-	534
Total Other construction, land development and land	5,634	9,138	4,983	1,831	2,847	5,546	17,770	47,749
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	7,503	15,834	13,688	27,020	2,509	7,842	5,869	80,265
Watch	-	-	-	-	781	-	-	781
Substandard	-	-	333	-	-	263	15	611
Total Secured by farmland	7,503	15,834	14,021	27,020	3,290	8,105	5,884	81,657
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	370	-	-	-	-	141	44,089	44,600
Watch	-	-	-	-	-	-	883	883
Substandard	-	-	-	-	-	-	266	266
Total Home equity - open end	370	-	-	-	-	141	45,238	45,749
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	53,413	47,785	15,211	12,192	6,490	55,665	386	191,142
Watch	-	45	-	499	155	4,893	-	5,592
Substandard	-	88	539	-	1,212	2,056	-	3,895
Total Real estate	53,413	47,918	15,750	12,691	7,857	62,614	386	200,629
Current period gross write-offs	-	-	-	-	-	19	-	19

Home Equity – closed end
Pass	1,126	382	117	1,044	464	1,690	-	4,823
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	12	-	-	12
Total Home Equity - closed end	1,126	382	117	1,044	476	1,690	-	4,835
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	-	2,712	1,395	906	-	1,567	1,524	8,104
Watch	-	-	-	-	-	99	-	99
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,712	1,395	906	-	1,666	1,524	8,203
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	2,820	18,049	17,775	7,109	3,586	22,301	7,821	79,461
Watch	-	-	-	-	40	2,097	-	2,137
Substandard	-	-	-	-	6,283	1,183	3,298	10,764
Total Owner-occupied commercial real estate	2,820	18,049	17,775	7,109	9,909	25,581	11,119	92,362
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	10,193	29,317	12,744	4,990	3,739	32,666	3,206	96,855
Watch	-	-	-	-	-	9,239	-	9,239
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	10,193	29,317	12,744	4,990	3,739	41,992	3,206	106,181
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Agricultural loans
Pass	4,626	2,548	534	340	-	38	6,066	14,152
Watch	-	-	-	31	-	-	149	180
Substandard	-	48	14	11	-	-	-	73
Total Agricultural loans	4,626	2,596	548	382	-	38	6,215	14,405
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	7,396	9,373	5,359	1,691	674	272	17,408	42,173
Watch	-	44	91	-	-	-	1,363	1,498
Substandard	-	-	632	25	-	1	-	658
Total Commercial and industrial	7,396	9,417	6,082	1,716	674	273	18,771	44,329
Current period gross write-offs	-	31	-	-	-	2	-	33

Credit Cards
Pass	-	-	-	-	-	-	3,246	3,246
Substandard	-	-	-	-	-	-	6	6
Total Credit cards	-	-	-	-	-	-	3,252	3,252
Current period gross write-offs	-	-	-	-	-	-	69	69

Automobile loans
Pass	52,471	38,375	19,193	7,301	2,145	2,367	-	121,852
Watch	179	323	158	106	36	32	-	834
Substandard	98	48	63	6	18	5	-	238
Total Automobile loans	52,748	38,746	19,414	7,413	2,199	2,404	-	122,924
Current period gross write-offs	334	669	560	149	53	39	-	1,804

Other consumer loans
Pass	5,169	4,983	2,230	843	194	367	530	14,316
Watch	17	4	7	-	1	2	1	32
Substandard	12	7	2	-	6	1	-	28
Total Other consumer loans	5,198	4,994	2,239	843	201	370	531	14,376
Current period gross write-offs	-	77	3	3	6	4	-	93

Municipal loans
Pass	-	118	923	1,096	1,228	2,260	-	5,625
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	118	923	1,096	1,228	2,260	-	5,625
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$151,189	$179,221	$95,991	$67,041	$32,420	$152,788	$144,114	$822,764
Less: Unamortized net deferred loan fees								(672)
Loans held for investment								$822,092

Current period gross write-offs	$334	$847	$563	$152	$59	$64	$69	$2,088

The following table shows the Company’s loan portfolio broken down by internal loan grade as of December 31, 2022 (dollars in thousands):

	Grade 1 Minimal Risk	Grade 2 Modest Risk	Grade 3 Average Risk	Grade 4 Acceptable Risk	Grade 5 Marginally Acceptable	Grade 6 Watch	Grade 7 Substandard	Grade 8 Doubtful	Total
Construction/Land Development	$-	$4	$11,112	$42,684	$13,116	$1,213	$542	$-	$68,671
Farmland	155	269	11,373	38,051	22,069	947	1,458	-	74,322
Real Estate	-	553	27,003	86,269	28,560	6,950	3,946	-	153,281
Multi-Family	-	-	963	5,116	3,430	113	-	-	9,622
Commercial Real Estate	-	3,097	55,662	72,779	41,749	13,878	7,998	-	195,163
Home Equity – closed end	-	48	1,065	2,560	639	382	13	-	4,707
Home Equity – open end	27	1,272	18,671	23,207	2,091	1,611	49	-	46,928
Commercial & Industrial - Non-Real Estate	10	516	12,934	26,310	15,613	911	331	-	56,625
Consumer (excluding dealer)	33	286	2,965	3,105	68	16	15	-	6,488
Gross loans	$225	$6,045	$141,748	$300,081	$127,335	$26,021	$14,352	$-	$615,807
Less: Unamortized net deferred loan fees									(570)
Total									$615,237

	Credit Cards	Dealer Finance
Performing	$3,240	$124,910
Nonperforming	2	215
Total	$3,242	$125,125

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

Grade 7 – Substandard: Loans having well-defined weaknesses where a payment default and or loss is possible, but not yet probable.  Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage. However, if the deficiencies are not corrected quickly, there is a probability of loss.

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

NOTE 4 ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of the allowance for credit losses on loans and the reserve for unfunded commitments. The Company’s ACL is governed by the Company’s ACL Committee, which reports to the Board of Directors and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for calculating the Company’s estimate of expected credit losses and resulting ACL.  The ACL Committee considers the quantitative model results and qualitative factors when finalizing the ACL. The Company’s ACL model is subject to the Company’s models risk management program, which is overseen by the Director of Risk Management that reports to the Company’s Board Risk Committee.

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the years ended December 31, 2023, (dollars in thousands).

Allowance for Credit Losses and Carrying Amount of Loans For the Year Ended December 31, 2023
	Beginning Balance	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$324	$109	$70	$1	$350	$714
Other construction, land development and land	694	602	-	-	(9)	1,287
Secured by farmland	571	311	-	-	(67)	815
Home equity – open end	446	(189)	-	3	(80)	180
Real estate	1,389	(184)	19	2	(378)	810
Home Equity – closed end	39	96	-	-	(58)	77
Multifamily	71	182	-	-	(72)	181
Owner-occupied commercial real estate	992	280	-	-	(51)	1,221
Other commercial real estate	1,023	(582)	-	-	(275)	166
Agricultural loans	80	(58)	-	-	(2)	20
Commercial and industrial	368	338	33	2	359	1,034
Credit Cards	68	26	69	37	19	81
Automobile loans	1,790	(257)	1,804	514	1,200	1,443
Other consumer loans	81	103	93	55	146	292
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$2,088	$614	$1,082	$8,321

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods (dollars in thousands).

Allowance for Loan Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2022
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

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $690 thousand at December 31, 2023 is separately classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2023 (dollars in thousands).

Total Allowance for Credit Losses – Unfunded Commitments
Balance, December 31, 2022	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	747
Recovery of credit losses – unfunded commitments	(57)
Balance, December 31, 2023	$690

NOTE 5 BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows (dollars in thousands):

	2023	2022
Land	$4,728	$4,115
Buildings and improvements	18,387	16,040
Furniture and equipment	13,518	13,483
Total	36,633	33,638
Accumulated depreciation	(12,998)	(14,051)
Premises and equipment, net	$23,635	$19,587

Depreciation expense for the years ended December 31, 2023 and 2002 was $1.3 million and $1.1 million, respectively.

NOTE 6 LEASES

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

The following tables present information about the Company’s leases (dollars in thousands):

	December 31, 2023	December 31, 2022
Lease Liabilities (included in other liabilities)	$733	$886
Right-of-use assets (included in other assets)	$712	$861
Weighted average remaining lease term	1.53 years	2.54 years
Weighted average discount rate	3.31%	3.22%
	2023	2022
Lease cost
Operating lease cost	$164	$151
Total lease cost	$164	$151

Cash paid for amounts included in the measurement of lease liabilities	$182	$177

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2023
Twelve months ending December 31, 2024	$159
Twelve months ending December 31, 2025	121
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Thereafter	405
Total undiscounted cash flows	$868
Discount	(135)
Lease liabilities	$733

NOTE 7 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (OREO) activity for 2023 and 2022 (dollars in thousands).

	2023	2022
Balance as of January 1	$-	$-
Purchase of foreclosed real estate	55	-
Loans transferred to OREO	-	197
Sale of OREO	-	(138)
Write down of OREO and losses on sale	-	(59)
Balance as of December 31	$55	$-

Expenses related to foreclosed assets include:	2023	2022
Net loss on sales	$-	$59
Expenses related to foreclosed assets	$-	$59

There was one residential real estate property in other real estate owned properties at December 31, 2023. The loan was charged off in 2022.  At December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process is $613 thousand.

NOTE 8 DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2023 and 2022 were $12.5 million and $12.7 million, respectively.  At December 31, 2023, the scheduled maturities of all time deposits are as follows (dollars in thousands):

2024	$165,760
2025	41,336
2026	3,696
2027	2,013
2028	1,718
Thereafter	-
Total	$214,523

NOTE 9 SHORT TERM DEBT

Short-term debt, all maturing within 12 months, as of December 31, 2023 and 2022 is summarized as follows (dollars in thousands).

	Highest Month-End Balance	Outstanding at Year End	Average Balance	Weighted Average Rate
2023
Federal funds purchased	$54	$-	$755	5.03%
FHLB short-term	75,000	60,000	58,430	5.10%
Totals		$60,000	$59,185	5.10%

2022
Federal funds purchased	$1,989	$-	$883	2.99%
FHLB short-term	70,000	70,000	25,241	2.81%
Totals		$70,000	$26,124	2.82%

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. FHLB advances are secured by a blanket lien on the qualifying loans in the Company’s residential, commercial, agriculture, and home equity loan portfolios. Short-term debt totaled $60.0 million at December 31, 2023, and consisted of FHLB advances which were used to fund loan growth.

As of December 31, 2023, the Company had unsecured lines of credit with correspondent banks totaling $90.0 million which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 10 LONG-TERM DEBT

On July 29, 2020, the Company sold and issued to an institutional accredited investor $7.0 million in aggregate principal amount of 6.00% fixed to floating rate subordinated note due July 31, 2030. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030.  The subordinated note, net of issuance costs totaled $6.9 million at December 31, 2023 and 2022.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet.  As of the December 31, 2023 and 2022, the Company had the following commitments outstanding (dollars in thousands):

	2023	2022
Commitments to extend credit	$253,816	$265,976
Standby letters of credit	2,911	2,696

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

As of December 31, 2023 and 2022, the Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $4.8 million and $4.6 million, respectively. The Bank has established procedures for measuring and monitoring the concentration risk in correspondent banks and performs quarterly reviews of the financial condition of correspondent banks to assess and monitor risks.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the Shenandoah Valley of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2023, approximately 75% of the loan portfolio was secured by real estate.

NOTE 12 DERIVATIVES

Mortgage Banking Derivatives

Loans Held for Sale (“LHFS”) - The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $1.1 million as of December 31, 2023, of which $1.1 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments - The Company, through F&M Mortgage Company, enters commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are derivatives. Upon entering a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment).

The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best-efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors, the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the rate loan commitments will close.

The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet at December 31, 2023, and totaled $81 thousand, with a notional amount of $6.2 million and total positions of 22. The fair value of the IRLCs at December 31, 2022 totaled $92 thousand, with a notional amount of $12.2 million and total positions of 38. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended December 31, 2023. The Company’s IRLCs are classified as Level 2. At December 31, 2023 and 2022, each IRLC and all LHFS were subject to a forward sales commitment on a best- efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2023 totaled $22 thousand, with a notional amount of $7.3 million and total positions of 27.  The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2022 totaled $186 thousand, with a notional amount of $13.6 million and total positions of 43.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,801)	$(3,291)	$(5,092)
Change in unrealized securities gains (losses), net of tax benefit of $10,873	(40,903)	-	(40,903)
Change in unfunded pension liability, net of tax of $992	-	3,730	3,730
Reclassification for previously unrealized net losses realized in income, net of tax benefit of $599	2,253	-	2,253
Balance at December, 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities gains (losses), net of tax benefit of $2,307	8,677	-	8,677
Change in unfunded pension liability, net of tax of $85	-	318	318
Balance at December, 31, 2023	$(31,774)	$757	$(31,017)

During 2022, there were security losses of $2.9 million, net of tax of $599 thousand that were reclassified out of unrealized gains on available for sale securities and reclassified into net investment security losses on the consolidated statements of income.

NOTE 14 REGULATORY MATTERS

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for 2023 was 4.58% and for 2022 was 5.64%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles.  Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments.

The minimum capital amounts and ratios are defined in the regulations and the amounts are set forth in the table below (dollars in thousands).  The Bank has maintained capital levels far above the minimum requirements throughout the year, and as of December 31, 2023 and 2022, the Bank meets all capital adequacy requirements to which they are subject.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$116,787	12.58%	$74,292	8.00%	$92,865	10.00%
Tier 1 risk-based ratio	108,466	11.68%	55,719	6.00%	74,292	8.00%
Common equity tier 1	108,466	11.68%	41,789	4.50%	60,362	6.50%
Tier 1 leverage ratio	108,466	8.13%	53,392	4.00%	66,740	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$114,455	13.64%	$67,124	8.00%	$83,905	10.00%
Tier 1 risk-based ratio	106,519	12.70%	50,343	6.00%	67,124	8.00%
Common equity tier 1	106,519	12.70%	37,757	4.50%	54,538	6.50%
Tier 1 leverage ratio	106,519	8.22%	51,842	4.00%	64,802	5.00%

NOTE 15 FAIR VALUE MEASUREMENTS

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available for Sale Securities (“AFS Securities”) - AFS Securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. No material differences were identified during the valuation for the years ended December 31, 2023 and 2022. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Loans Held for Sale - Residential loans originated for sale in the open market are carried at fair value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.

Derivative assets – IRLCs - The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the rate lock commitments will close.  The Company’s IRLCs are classified as Level 2.

Derivative Asset/Liability – Forward Sale Commitments - The Company uses the fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best-efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best-efforts commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale. The Company’s forward sale commitments are classified Level 2.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2023, and 2022 (dollars in thousands):

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,119	$-	$1,119	$-
U. S. Treasury securities	32,881	-	32,881	-
U.S. Government sponsored enterprises	124,703	-	124,703	-
Securities issued by States and political subdivisions of the US	38,761	-	38,761	-
Mortgage-backed obligations of federal agencies	145,073	-	145,073	-
Corporate debt securities	27,256	-	27,256	-
IRLC	81	-	81	-
Assets at Fair Value	$369,874	$-	$369,874	$-

Liabilities:
Forward sales commitments	$22	$-	$22	$-
Liabilities at Fair Value	$22	$-	$22	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,373	$-	$1,373	$-
U. S. Treasury securities	36,643	-	36,643	-
U.S. Government sponsored enterprises	129,748	-	129,748	-
Securities issued by States and political subdivisions of the US	42,198	-	42,198	-
Mortgage-backed obligations of federal agencies	156,875	-	156,875	-
Corporate debt securities	26,631	-	26,631	-
Forward sales commitments	186	-	186	-
Assets at Fair Value	$393,654	$-	$393,654	$-

Liabilities:
IRLC	$92	$-	$92	$-
Liabilities at Fair Value	$92	$-	$92	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACL - In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan  is collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Other Real Estate Owned - Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had OREO with a carrying value of $55 thousand at December 31, 2023 and no OREO at December 31, 2022.

The Company markets OREO independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and 2022 (dollars in thousands).  Fair values for December 31, 2023 and 2022 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at December 31, 2023	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,737	-	-	2,737
Commercial and industrial	246	-	-	246
Total collateral dependent loans with an ACL	$3,060	$-	$-	$3,060
OREO	$55	$-	$-	$55

		Fair Value Measurements Using:
Impaired Loans	Balance at December 31, 2022	Level 1	Level 2	Level 3
Construction/Land Development	$293	$-	$-	$293
Real Estate	1,286	-	-	1,286
Commercial Real Estate	969	-	-	969
Dealer Finance	42	-	-	42
Impaired loans	$2,590	$-	$-	$2,590

The following table presents information about Level 3 Fair Value Measurements for December 31, 2023 and 2022:

	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$3,060 thousand	Discounted appraised value	Discount for selling costs and marketability	31% - 71% (Average 44%)
OREO	$55 thousand	Discounted appraised value	Discount for selling costs and marketability	29%

	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,590 thousand	Discounted appraised value	Discount for selling costs and marketability	10%-33% (Average 19%)

	2023 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$23,717	$23,717	$-	$-	$23,717
Securities	368,674	-	368,674	-	368,674
Loans held for sale	1,119	-	1,119	-	1,119
Loans held for investment, net	822,092	-	-	793,440	793,440
Interest receivable	5,034	-	5,034	-	5,034
Bank owned life insurance	22,878	-	22,878	-	22,878
IRLC	81	-	81	-	81
Liabilities:
Deposits	$1,133,236	$-	$1,131,747	$-	$1,131,747
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,932	-	-	6,761	6,761
Interest payable	1,592	-	1,592	-	1,592
Forward sales commitments	22	-	22	-	22

	2022 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$34,953	$34,953	$-	$-	$34,953
Securities	392,220	-	392,220	-	392,220
Loans held for sale	1,373	-	1,373	-	1,373
Loans held for investment, net	743,604	-	-	720,806	720,806
Interest receivable	3,995	-	3,995	-	3,995
Bank owned life insurance	23,554	-	23,554	-	23,554
Forward sales commitments	186	-	186	-	186
Liabilities:
Deposits	$1,083,377	$-	$1,080,909	$-	$1,080,909
Short-term debt	70,000	-	-	70,000	70,000
Long-term debt	6,890	-	-	6,778	6,778
IRLC	92	-	92	-	92
Interest payable	295	-	295	-	295

NOTE 16 EMPLOYEE BENEFITS

Defined Benefit Pension Plan - The Company has a qualified noncontributory defined benefit pension plan which covers substantially all employees hired before April 1, 2012.  The plan was amended on February 15, 2023 to stop the accrual of future benefits. The Company uses December 31 as the measurement date for the defined benefit pension plan.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2023 and 2022 (dollars in thousands):

	2023	2022
Change in Benefit Obligation
Benefit obligation, beginning	$8,011	$15,557
Service cost	-	759
Interest cost	370	415
Actuarial loss	56	(5,421)
Benefits paid	(1,194)	(1,145)
Decrease in Obligation due to Curtailment	-	(2,154)
Settlement (gain)	(173)	-
Benefit obligation, ending	$7,070	$8,011

Change in Plan Assets
Fair value of plan assets, beginning	$7,787	$11,235
Actual return on plan assets	909	(2,303)
Benefits paid	(1,194)	(1,145)
Fair value of plan assets, ending	$7,502	$7,787
Funded status at the end of the year	$432	$(224)

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 15, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

	2023	2022
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$(526)	$(780)
Overfunded pension benefit obligation under ASC 325-960	959	556
Deferred taxes	(85)	(995)

Amount recognized in accumulated other
comprehensive loss
Net (gain)	$(959)	$(556)
Prior service cost	-	-
Amount recognized	(959)	(556)
Deferred taxes	201	117
Amount recognized in accumulated comprehensive (loss)	$(758)	$(439)

Accrued benefit detail
Benefit obligation	$(7,070)	$(8,011)
Fair value of assets	7,502	7,787
Unrecognized net actuarial (income)	(959)	(556)
Accrued benefits	$(527)	$(780)

Components of net periodic benefit cost
Service cost	$-	$758
Interest cost	370	415
Expected return on plan assets	(520)	(781)
Recognized net gain due to settlement	(104)	-
Recognized net actuarial loss	-	232
Net periodic benefit cost	$(254)	$624

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net gain	$(403)	$(4,722)
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	$(403)	$(4,722)
Total recognized in net periodic benefit cost and other Comprehensive (loss) income	$(657)	$(4,098)

Additional disclosure information
Accumulated benefit obligation	$7,070	$8,011
Vested benefit obligation	$7,070	$8,011
Discount rate used for net pension cost	5.00%	2.75%
Discount rate used for disclosure	4.75%	5.00%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%
Average remaining service (years)	10.71	10.89

Funding Policy - Due to the current funding status of the plan, the Company did not make a contribution in 2023 or 2022.  The net periodic pension cost of the plan for 2024 will be approximately ($150 thousand).  The Company was subject to settlement accounting in 2023 and may be subject to settlement accounting in 2024. As of February 15, 2023, the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended to stop the accrual of future benefits.

Long-Term Rate of Return - The Company, as plan sponsor, selects the expected long-term rate of return on assets assumption in consultation with investment advisors and the plan actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

Asset Allocation - The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance. Both actively and passively managed investment strategies will allocate funds across the asset classes to develop an efficient investment structure.  The pension plan’s weighted-average asset allocations as of December 31, 2023 was 40% fixed income and 60% equity; the weighted-average asset allocations for December 31, 2022, was 38% fixed income and 62% equity.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2023, are as follows (dollars in thousands):

2024	$809
2025	551
2026	957
2027	1,124
2028	619
2029-2033	1,859
$5,919

Employee Stock Ownership Plan (ESOP) - The Company sponsors an ESOP, known as the F&M Bank Corp. Stock Bonus Plan, (the “Plan”) which provides stock ownership to substantially all employees of the Company.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $246 thousand in 2023 and $496 thousand in 2022 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 170,905 and 170,905 at December 31, 2023 and 2022, respectively.

401(k) Plan - The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $478 thousand and $475 thousand in 2023 and 2022, respectively.

Deferred Compensation Plan - The Company has a nonqualified deferred compensation plan for its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $182 thousand in 2023 and $187 thousand in 2022.  A liability is accrued for the obligation under the plan and totaled $3.6 million and $3.4 million at December 31, 2023 and 2022, respectively.

Investments in Life Insurance Contracts - The Bank currently offers a variety of benefit plans to all full-time employees. The costs of these plans are generally tax deductible to the Bank; however, to help offset the benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (“BOLI”) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt.  Rates of return on a tax-equivalent basis are favorable when compared to other long-term investments which the Bank might make.  The accrued liability related to the BOLI contracts was $706 thousand and $729 thousand for December 31, 2023 and 2022, respectively.

Stock Incentive Plan - The Company has a Stock Incentive Plan was adopted by the Company’s Board, effective upon shareholder approval on May 2, 2020 and will expire on March 18, 2030. The plan provides for the granting of an option, restricted stock, restricted stock unit, stock appreciation right, or stock award to employees, directors, and consultants. It authorizes the issuance of up to 200,000 shares of the Company’s common stock.

The Company’s Compensation Committee of the Board of Directors administers the plan including designating employees, directors, or other recipients to whom awards are to be granted, the amount of the award or equity to be granted, and the terms and conditions applicable to each award. On March 7, 2024, the Company’s Compensation Committee awarded 33,568 shares with a fair value of $597 thousand from this plan to selected employees. These shares vest 25% over each of the next four years. As of December 31, 2023 and 2022 the total unrecognized compensation cost related to the nonvested restricted stock awards were $573 thousand and $580 thousand, respectively.

The following table summarizes the status of the Company’s nonvested awards for the year ended December 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	26,456	$29.24
Granted	24,865	22.34
Vested	(8,283)	22.34
Forfeited	(10,081)	26.38
Nonvested at December 31, 2023	32,957	25.25

NOTE 17 INCOME TAX (BENEFIT) EXPENSE

The components of income tax expense were as follows (dollars in thousands):

	2023	2022
Current (benefit) expense	$(946)	$571
Deferred expense (benefit)	200	(91)
Total Income Tax (Benefit) Expense	$(746)	$480

The components of deferred taxes as of December 31, were as follows (dollars in thousands):

	2023	2022
Deferred Tax Assets:
Allowance for credit losses	$1,747	$1,667
Allowance for unfunded commitments	146	-
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	804	580
Low-income housing partnerships losses	444	375
Core deposit amortization	30	29
Lease Liability	148	170
Prepaid pension	44	45
Unvested restricted stock	61	19
Net unrealized loss on securities available for sale	8,446	10,753
Total Assets	$11,873	$13,641

	2023	2022
Deferred Tax Liabilities:
Unearned low-income housing credits	$15	$34
Depreciation	738	506
Investment in limited liability companies	47	-
Unfunded pension benefit obligation	201	117
Goodwill tax amortization	589	583
Right of Use Asset	142	165
Total Liabilities	1,732	1,405
Net Deferred Tax Asset (included in Other Assets on Balance Sheet)	$10,141	$12,236

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates (dollars in thousands):

	2023	2022
Tax expense at federal statutory rates	$425	$1,848
Increases (decreases) in taxes resulting from:
Tax-exempt income	(288)	(228)
LIH and historic credits	(853)	(868)
Other	(30)	(272)
Total Income Tax (Benefit) Expense	$(746)	$480

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes. The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2020.

NOTE 18 REVENUE RECOGNITION

The majority of the Company’s noninterest income is generated from short-term contracts for fees on deposit accounts, ATM and check cards, and annuity and insurance commissions that is accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Service charges on deposit accounts consist of account maintenance charges and overdrawn account fees. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Investment services and insurance income consists primarily of commissions received on mutual funds and other investment sales that are recognized on the trade date, which is when the Company has satisfied its performance obligation. Title insurance and real estate settlement services revenue is recognized at the time the real estate transaction is completed. ATM and Check Card Fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for December 31, 2023 and 2022 consisted of the following (dollars in thousands).

	Twelve Months Ended December 31,
	2023	2022
Noninterest income
Service Charges on Deposits	$1,029	$1,062
Investment Services and Insurance Income	1,732	1,472
Title Insurance Income	1,334	1,578
ATM and check card fees	2,636	2,462
Other	783	815
Within scope of ASC 606	7,514	7,389
Not within scope of ASC 606	2,640	3,903
Total noninterest income	$10,154	$11,292

NOTE 19 RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

The Company’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of the Company and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $24.5 million and $24.9 million at December 31, 2023 and 2022, respectively. During 2023, $7.6 million of new loans were made and repayments totaled $4.4 million. There was a net decrease of $687 thousand due to changes in individuals classified as a related party.

Deposits from related parties held by the Bank at December 31, 2023 and 2022 amounted to $11.8 million and $9.2 million respectively.

NOTE 20 PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by F&M Bank Corp. (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2023, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $14.8 million or 18.89% of the consolidated shareholders’ equity. No dividends were paid by the Bank to the Parent Company in 2023.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Assets
Cash and cash equivalents	$1,781	$6,747
Investment in subsidiaries	81,943	71,093
Other assets	1,763	613
Total assets	$85,487	$78,453

Liabilities and Stockholders’ Equity
Long-term borrowings	6,932	6,890
Other liabilities	232	771
Total liabilities	7,164	7,661
Total shareholders' equity	78,323	70,792
Total liabilities and shareholders' equity	$85,487	$78,453

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

YEARS ENDED December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Income
Dividends received from subsidiaries	$-	$6,000
Other operating income	45	49
Total income	45	6,049
Expenses
Interest expense	459	711
Other operating expenses	15	-
Total expenses	474	711
Net (loss) income before income taxes and equity in undistributed net income from subsidiaries	(429)	5,338
Income tax benefit	(143)	(172)
Equity in undistributed net income from subsidiaries	3,057	2,808
Net Income	$2,771	$8,318

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Operating activities:
Net income	$2,771	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,057)	(2,808)
Amortization of debt issuance costs	42	118
(Increase) decrease in other assets	(1,150)	544
(Decrease) increase in other liabilities	(540)	33
Share based compensation expense	259	193
Net cash (used) provided by operating activities	(1,425)	6,398

Investing activities:
Purchase limited liability interest	(250)	(220)
Net cash used in investing activities	(250)	(220)

Financing activities:
Repayments of long-term borrowings	-	(5,000)
Proceeds from the sale of common stock	292	279
Proceeds from issuance of common stock	29	56
Dividends paid in cash	(3,612)	(3,590)
Net cash used in financing activities	(3,291)	(8,255)

Decrease in cash and cash equivalents	(4,966)	(2,077)
Cash and cash equivalents, beginning of the year	6,747	8,824
Cash and cash equivalents, end of the year	$1,781	$6,747

NOTE 21 SUBSEQUENT EVENTS

On March 12, 2024, the Board of Directors approved an amendment to the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank to terminate the plan and fully vest all Participants effective June 1, 2024. The Plan was frozen to new participants effective April 1, 2012 and benefit accruals were frozen effective February 15, 2023. All vested benefit liabilities under the Plan will be paid following receipt of Internal Revenue Service approval and the expiration of time required for the Pension Benefit Guaranty Corporation to object.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2023. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

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

Item 9B.  Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Shareholders to be held on May 18, 2024 (“Proxy Statement”), under the captions “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “Executive Officers who are not Directors.”

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

Item 11. Executive Compensation.

This information is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

This information is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors – Independence of Directors.”

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from the Proxy Statement under the caption “Fees of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 34 thru 41:

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as a part of this Form 10-K:

Exhibit No.
3.1	Restated Articles of Incorporation of F&M Bank Corp., incorporated herein by reference from F & M Bank Corp.’s Quarterly Report on Form 10-Q, filed November 14, 2013.
3.2

Articles of Amendment to the Articles of Incorporation of F&M Bank Corp. designating the Series A Preferred Stock, incorporated herein by reference from F&M Bank Corp.’s Current Report on Form 8-K filed December 4, 2014.

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from F&M Bank Corp.’s Current Report on Form 8-K, filed March 24, 2020.
4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.
4.3	Form of 2030 Subordinated Note, incorporated herein by reference from Exhibit 4.2 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
10.2+	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3+	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.5+

Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Barton E. Black, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.6+	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.
10.7+	Form of Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.7 from F&M Bank Corp.’s Form 10-K, filed March 22, 2023.
10.8	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
10.10+

Employment Agreement, dated January 4, 2021, by and between F&M Bank Corp. and Aubrey Michael Wilkerson, incorporated herein by reference from Exhibit 10.10 from F&M Bank Corp.’s Annual Report on Form 10-K, filed March 22, 2023.

10.11+

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
101

The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

104	The cover page from F&M Bank Corp.’s Annual Report or Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included with Exhibit 101)

+ Indicates management contract or compensatory plan

Item 16.  Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F & M Bank Corp. (Registrant)

By:	/s/ Aubrey M. Wilkerson	March 27, 2024
	Aubrey M. Wilkerson	Date
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Aubrey M. Wilkerson	Director and Chief Executive Officer	March 27, 2024
Aubrey M. Wilkerson	(Principal Executive Officer)

/s/ Lisa F. Campbell	Executive Vice President and	March 27, 2024
Lisa F. Campbell	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael W. Pugh	Director, Chair	March 27, 2024
Michael W. Pugh

/s/ E. Ray Burkholder	Director	March 27, 2024
E. Ray Burkholder

/s/ Larry A. Caplinger	Director	March 27, 2024
Larry A. Caplinger

/s/ Hannah Hutman	Director	March 27, 2024
Hannah Hutman

/s/ Anne Keeler	Director	March 27, 2024
Anne Keeler

/s/ Christopher S. Runion	Director	March 27, 2024
Christopher S. Runion

/s/ Daphyne Thomas	Director	March 27, 2024
Daphyne Thomas

/s/ John Willingham	Director	March 27, 2024
John Willingham

/s/ Dean W. Withers	Director	March 27, 2024
Dean W. Withers

/s/ Peter H. Wray	Director	March 27, 2024
Peter H. Wray

