Form 10-Q
period 2024-03-31
F&M BANK CORP
filed 2024-05-15
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2024
Common Stock, par value ‑ $5 per share	3,516,091 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2024

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023*
	(Unaudited)
Assets
Cash and due from banks	$27,758	$19,790
Money market funds and interest-bearing deposits in other banks	543	178
Federal funds sold	24,185	3,749
Cash and cash equivalents	52,486	23,717

Securities Available for sale, at fair value	359,024	368,674
Other investments	10,720	10,883

Loans held for sale, at fair value	1,385	1,119

Loans held for investment, net of deferred fees and costs	825,872	822,092
Less: allowance for credit losses	(8,408)	(8,321)
Net loans held for investment	817,464	813,771

Bank premises and equipment, net	23,369	23,655
Other real estate owned	-	55
Interest receivable	5,094	5,034
Goodwill	3,082	3,082
Bank owned life insurance	23,055	22,878
Other assets	20,535	21,728
Total Assets	$1,316,214	$1,294,596

Liabilities
Deposits:
Noninterest bearing	$267,106	$264,254
Interest bearing	889,237	868,982
Total deposits	1,156,343	1,133,236

Short-term debt	60,000	60,000
Long-term debt	6,943	6,932
Other liabilities	15,194	16,105
Total Liabilities	1,238,480	1,216,273

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,516,013 (2024) and
3,485,570 (2023) shares issued and outstanding	17,318	17,263
Additional paid in capital	11,097	11,043
Retained earnings	81,346	81,034
Accumulated other comprehensive loss	(32,027)	(31,017)
Total Shareholders’ Equity	77,734	78,323
Total Liabilities and Shareholders’ Equity	$1,316,214	$1,294,596

*2023 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
Interest and Dividend income	2024	2023
Interest and fees on loans held for investment	$13,352	$10,854
Interest and fees on loans held for sale	17	22
Interest from money market funds and federal funds sold	273	84
Interest on debt securities	1,878	2,013
Total interest and dividend income	15,520	12,973

Interest expense
Total interest on deposits	6,337	4,042
Interest from short-term debt	996	992
Interest from long-term debt	116	112
Total interest expense	7,449	5,146

Net interest income	8,071	7,827

Provision for Credit Losses	823	-
Net Interest Income After Provision for Credit Losses	7,248	7,827

Noninterest income
Service charges on deposit accounts	273	225
Investment services and insurance income	581	507
Mortgage banking income	388	540
Title insurance income	303	248
Income on bank owned life insurance	182	179
Low income housing partnership losses	(197)	(205)
Card services and interchange income	726	690
Other operating income	135	182
Total noninterest income	2,391	2,366

Noninterest expense
Salaries	3,780	4,342
Employee benefits	866	1,043
Occupancy expense	377	335
Equipment expense	337	325
FDIC insurance assessment	258	145
Other real estate owned, net	(21)	-
Marketing expense	142	218
Legal and professional fees	485	371
ATM and check card fees	292	319
Telecommunication and data processing expense	705	766
Directors’ fees	102	157
Bank franchise tax	190	168
Other operating expenses	910	1,000
Total noninterest expense	8,423	9,189

Income before income taxes	1,216	1,004
Income tax benefit	(1)	(51)
Net Income	$1,217	$1,055
Per Common Share Data
Net income (basic and diluted)	$0.35	$0.30
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,490,371	3,462,698

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net Income	$1,217	$1,055

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for sale securities	(1,280)	3,438
Tax effect	270	(722)
Unrealized holding (losses) gains, net of tax	(1,010)	2,716

Total other comprehensive (loss) income	(1,010)	2,716

Total comprehensive income	$207	$3,771

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2024 and 2023.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	1,055	-	1,055
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	2,716	2,716
Dividends on common stock	-	-	(899)	-	(899)
Common stock issued	18	63	-	-	81
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(11)	-	-	29
Stock-based compensation expense	-	64	-	-	64
Balance, March 31, 2023	$17,207	$10,693	$82,031	$(37,296)	$72,635

Balance December 31, 2023	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	1,217	-	1,217
Other comprehensive loss	-	-	-	(1,010)	(1,010)
Dividends on common stock	-	-	(905)	-	(905)
Common stock issued	14	36	-	-	50
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(41)	-	-	-
Stock-based compensation expense	-	59	-	-	59
Balance, March 31, 2024	$17,318	$11,097	$81,346	$(32,027)	$77,734

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,217	$1,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	356	276
Amortization of intangibles	3	8
Amortization of securities	180	195
Proceeds from loans held for sale	18,481	31,451
Loans held for sale originated	(18,664)	(30,748)
Gain on sale of loans held for sale	(83)	(572)
Provision for credit losses	823	-
Increase in interest receivable	(60)	(170)
(Increase) decrease in deferred taxes	(2)	9
Decrease in taxes payable	-	(38)
Decrease (increase) in other assets	1,467	(2,302)
Decrease in other liabilities	(840)	(2,486)
Amortization of limited partnership investments	197	205
Amortization of debt issuance costs	11	11
Income from life insurance investment	(182)	(179)
(Gain) on the sale of fixed assets	-	(9)
(Gain) on the sale of OREO	(21)	-
Stock-based compensation expense	59	64
Net cash provided by (used in) operating activities	2,942	(3,230)
Cash flows from investing activities
Proceeds from maturity of investments available for sale	5,000	3,825
Proceeds from paydowns of mortgage-backed securities	3,189	3,266
(Investment in) proceeds from the redemption of restricted stock, net	(33)	624
Investment in limited partnership	-	(100)
Net increase loans held for investment	(4,587)	(13,483)
Proceeds from the sale of fixed assets	-	33
Proceeds from the sale of OREO	76	-
Net purchase of property and equipment	(70)	(684)
Net cash provided by (used in) investing activities	3,575	(6,519)
Cash flows from financing activities
Net change in deposits	23,107	21,858
Net change in short-term debt	-	(15,000)
Dividends paid in cash	(905)	(899)
Proceeds from issuance of common stock	50	110
Net cash provided by financing activities	22,252	6,069
Net increase (decrease) in Cash and Cash Equivalents	28,769	(3,680)
Cash and cash equivalents, beginning of period	23,717	34,953
Cash and cash equivalents, end of period	$52,486	$31,273
Supplemental Cash Flow information:
Cash paid for: Interest	$7,248	$4,765
Taxes	-	360
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$(1,280)	$3,438
Cumulative effect of the adoption of ASC 326	-	1,524

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), TEB Life Insurance Company (“TEB”), Farmers & Merchants Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. TEB was dissolved on November 8, 2023.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to accepted practices within the banking industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank, operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, Augusta, and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester in Virginia. Services are provided at fourteen branch offices and a Dealer Finance Division. The Company offers insurance, mortgage lending, title insurance and financial services through its subsidiaries Farmers & Merchants Financial Services, Inc., F&M Mortgage, and VSTitle, LLC.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.4 million at March 31, 2024 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.7 million at March 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular from 2008-2012, a number of pool sets will leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses was economic conditions, with a weighting of 20%-25%. The Company will evaluate the weighting applied to each pool on an annual basis.

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

Home equity - open end. The home-equity loan portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, and requiring standards for appraisers.

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

Home equity - closed end. The home-equity closed-end loan portfolio carries risks associated with the creditworthiness of the borrower, changes in loan-to-value ratios, and subordinate lien positions. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, and requiring standards for appraisers.

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

Other consumer loans. Other consumer loans may be secured or unsecured. Credit risk stems primarily from the borrower’s ability to repay. If the loan is secured, the Company analyzes loan-to-value ratios. All consumer non-real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks to the portfolio, including local unemployment rates, personal bankruptcy rates and interest rates.

Municipal loans. Municipal loans are unsecured loans generally made to local towns within the Bank’s trade area. Credit risk is based on the cash flow and management of the local towns’ budgets.

Additionally, the allowance for credit losses calculation includes adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

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

Recent Accounting Pronouncements

Accounting Standards adopted in 2024:

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 was effective for the Company on January 1, 2024. The adoption of ASU 2023-01 did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2024. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. ASU 2020-06 was effective for the Company on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption:

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$30,052	$-	$2,121	$27,931
U. S. Government sponsored enterprises	133,491	-	8,741	124,750
Securities issued by States and political subdivisions of the U.S.	41,300	87	2,737	38,650
Mortgage-backed obligations of federal agencies	165,131	237	24,931	140,437
Corporate debt securities	30,550	-	3,294	27,256
Total Securities Available for Sale	$400,524	$324	$41,824	$359,024

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$35,048	$-	$2,167	$32,881
U. S. Government sponsored enterprises	133,487	-	8,784	124,703
Securities issued by States and political subdivisions of the U.S.	41,341	145	2,725	38,761
Mortgage-backed obligations of federal agencies	168,468	173	23,568	145,073
Corporate debt securities	30,550	25	3,319	27,256
Total Securities Available for Sale	$408,894	$343	$40,563	$368,674

There was no allowance for credit losses on available for sale securities.

The amortized cost and fair value of securities at March 31, 2024, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$92,330	$89,785
Due after one year through five years	103,331	94,064
Due after five years	66,528	58,331
Due after ten years	138,335	116,844
Total	$400,524	$359,024

There were no sales of available for sale securities in the first quarter of 2024 or 2023.

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2024 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasuries	$116	$9	$27,815	$2,112	$27,931	$2,121
U.S. Government sponsored enterprises	-	-	124,750	8,741	124,750	8,741
Securities issued by States and political subdivisions in the U.S.	-	-	31,186	2,737	31,186	2,737
Mortgage-backed obligations of federal agencies	-	-	135,578	24,931	135,578	24,931
Corporate debt securities	2,190	310	25,066	2,984	27,256	3,294
Total	$2,306	$319	$344,395	$41,505	$346,701	$41,824

Unrealized losses at March 31, 2024 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

The following table shows the gross unrealized losses and estimated fair value of available sale securities and held to maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2023 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$125	$-	$32,756	$2,167	$32,881	$2,167
U. S. Government sponsored enterprises	-	-	124,703	8,784	124,703	8,784
Securities issued by States and political subdivisions in the U.S.	484	11	32,597	2,714	33,081	2,725
Mortgage-backed obligations of federal agencies	-	-	140,041	23,568	140,041	23,568
Corporate debt securities	1,729	271	25,002	3,048	26,731	3,319
Total	$2,338	$282	$355,099	$40,281	$357,437	$40,563

The Company had securities with a market value of $207.2 million pledged to the Federal Reserve Discount Window as of March 31, 2024. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first three months of 2024.

As of March 31, 2024, other investments consisted of investments in eleven low-income housing and historic equity partnerships (carrying basis of $4.9 million), stock in the Federal Home Loan Bank of Atlanta (“FHLB’) (carrying basis $3.8 million) and various other investments (carrying basis $2.0 million). The interests in low-income housing and historic equity partnerships have limited transferability and the interests in the other stocks are restricted as to sales.  The fair values of these securities are estimated to approximate their carrying value as of March 31, 2024. At March 31, 2024, the Company was committed to invest an additional $524 thousand in three low-income housing limited partnerships. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
1-4 Family residential construction	$32,397	$30,488
Other construction, land development and land	52,812	47,749
Secured by farmland	82,048	81,657
Home equity – open end	46,087	45,749
Real estate	202,867	200,629
Home Equity – closed end	6,281	4,835
Multifamily	10,699	8,203
Owner-occupied commercial real estate	88,660	92,362
Other commercial real estate	101,237	106,181
Agricultural loans	14,869	14,405
Commercial and industrial	46,582	44,329
Credit Cards	3,290	3,252
Automobile loans	119,785	122,924
Other consumer loans	13,456	14,376
Municipal loans	5,480	5,625
Gross loans	826,550	822,764
Unamortized net deferred loan fees	(678)	(672)
Less allowance for credit losses	8,408	8,321
Net loans	$817,464	$813,771

The table above does not include loans held for sale of $1.4 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.7 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively. For the quarter ended March 31, 2024, and the year ended December 31, 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $295.4 million and $289.1 million as of March 31, 2024, and December 31, 2023, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables show the aging of the Company’s loan portfolio, by class, for the periods indicated (dollars in thousands):

Age Analysis of Past Due Loans and Leases As of March 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$382	$-	$-	$439	$31,576	$32,397
Other construction, land development and land	-	-	-	517	52,295	52,812
Secured by farmland	-	-	-	53	81,995	82,048
Home equity – open end	241	50	-	311	45,485	46,087
Real estate	2,751	199	-	674	199,243	202,867
Home Equity – closed end	-	-	-	-	6,281	6,281
Multifamily	-	-	-	-	10,699	10,699
Owner-occupied commercial real estate	1,305	-	-	3,258	84,097	88,660
Other commercial real estate	89	-	-	-	101,148	101,237
Agricultural loans	92	-	-	-	14,777	14,869
Commercial and industrial	20	-	-	605	45,957	46,582
Credit Cards	28	15	9	-	3,238	3,290
Automobile loans	1,610	308	-	380	117,487	119,785
Other consumer loans	101	34	-	1	13,320	13,456
Municipal loans	-	-	-	-	5,480	5,480
Gross loans	6,619	606	9	6,238	813,078	826,550
Less: Unamortized net deferred loan fees	-	-	-	-	(678)	(678)
Loans held for investment	$6,619	$606	$9	$6,238	$812,400	$825,872

Age Analysis of Past Due Loans and Leases As of December 31, 2023
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$440	$30,048	$30,488
Other construction, land development and land	-	-	-	528	47,221	47,749
Secured by farmland	-	-	-	596	81,061	81,657
Home equity – open end	595	74	-	217	44,863	45,749
Real estate	2,125	425	-	701	197,378	200,629
Home Equity – closed end	41	-	-	-	4,794	4,835
Multifamily	-	-	-	-	8,203	8,203
Owner-occupied commercial real estate	1,482	-	-	3,000	87,880	92,362
Other commercial real estate	92	887	-	-	105,202	106,181
Agricultural loans	10	-	-	73	14,322	14,405
Commercial and industrial	75	39	25	622	43,568	44,329
Credit Cards	35	7	6	-	3,204	3,252
Automobile loans	1,137	481	-	237	121,069	122,924
Other consumer loans	151	14	-	24	14,187	14,376
Municipal loans	-	-	-	-	5,625	5,625
Gross loans	5,743	1,927	31	6,438	808,625	822,764
Less: Unamortized net deferred loan fees	-	-	-	-	(672)	(672)
Loans held for investment	$5,743	$1,927	$31	$6,438	$807,953	$822,092

There were $6.2 million and $6.4 million in nonaccrual loans at March 31, 2024 and December 31, 2023, respectively.  There was no income recognized on nonaccrual loans during the three months ended March 31, 2024 and year ended December 31, 2023.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	March 31, 2024			December 31, 2023
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
1-4 Family residential construction	$-	$439	$439	$-	$440	$440
Other construction, land development and land	517	-	517	528	-	528
Secured by farmland	53	-	53	596	-	596
Home equity – open end	311	-	311	217	-	217
Real estate	674	-	674	701	-	701
Owner-occupied commercial real estate	-	3,258	3,258	-	3,000	3,000
Agricultural loans	-	-	-	73	-	73
Commercial and industrial	-	605	605	25	597	622
Automobile loans	380	-	380	237	-	237
Other consumer loans	1	-	1	24	-	24
Total loans	$1,936	$4,302	$6,238	$2,401	$4,037	$6,438

Troubled Loan Modifications

Loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, are defined by the Company as troubled loan modifications. The allowance for credit losses on loans (“ACLL”) on troubled loan modifications is measured using the same method as other loans held for investment.

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

The following tables present the amortized cost of loans and leases to borrowers experiencing financial difficulty by class of financing receivable, type of modification, financial effect of the modification, and percentage of the amortized cost basis of modifications as compared to the amortized cost basis of each loan segment for the periods presented (dollars in thousands).

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Quarter Ended March 31, 2024
	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	33	13.0	0.04%
Automobile loans	64	4.5	0.05%
Total Term Extension	$97	7.4	0.05%

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Year Ended December 31, 2023
	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	45	13.0	0.05%
Automobile loans	68	4.5	0.06%
Total Term Extension	$113	7.9	0.05%

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a troubled loan modification to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. No loan or lease modifications to borrowers experiencing financial difficulty had a payment default at March 31, 2024 or December 31, 2023. Additionally, the Company did not have any troubled loan modifications that were past due as of the same time periods.

As of March 31, 2024, the Company did not have any unfunded commitments on loans modified and designated as troubled loan modifications.

Collateral Dependent Disclosures

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under the current expected credit loss model, or CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans
	March 31, 2024
	Real Estate	Business/Other Assets
1-4 Family residential construction	$439	$-
Other construction, land development and land	500	-
Owner-occupied commercial real estate	3,258	-
Commercial and industrial	-	605
Total loans	$4,197	$605

	Collateral Dependent Loans
	December 31, 2023
	Real Estate	Business/Other Assets
1-4 Family residential construction	$440	$-
Other construction, land development and land	511	-
Secured by farmland	596	-
Owner-occupied commercial real estate	3,000	-
Commercial and industrial	-	597
Total loans	$4,547	$597

The following tables present the loan portfolio by segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	March 31, 2024
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$439	$31,958	$32,397	$362	$372	$734
Other construction, land development and land	500	52,312	52,812	-	1,345	1,345
Secured by farmland	-	82,048	82,048	-	825	825
Home equity – open end	-	46,087	46,087	-	181	181
Real estate	-	202,867	202,867	-	815	815
Home Equity – closed end	-	6,281	6,281	-	100	100
Multifamily	-	10,699	10,699	-	243	243
Owner-occupied commercial real estate	3,258	85,402	88,660	513	801	1,314
Other commercial real estate	-	101,237	101,237	-	178	178
Agricultural loans	-	14,869	14,869	-	21	21
Commercial and industrial	605	45,977	46,582	95	712	807
Credit Cards	-	3,290	3,290	-	84	84
Automobile loans	-	119,785	119,785	-	1,459	1,459
Other consumer loans	-	13,456	13,456	-	285	285
Municipal loans	-	5,480	5,480	-	17	17
Gross loans	4,802	821,748	826,550	970	7,438	8,408
Less: Unamortized net deferred loan fees	-	-	(678)	-	-	-
Net loans held for investment	$4,802	$821,748	$825,872	$970	$7,438	$8,408

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$440	$30,048	$30,488	$363	$351	$714
Other construction, land development and land	511	47,238	47,749	-	1,287	1,287
Secured by farmland	596	81,061	81,657	-	815	815
Home equity – open end	-	45,749	45,749	-	180	180
Real estate	-	200,629	200,629	-	810	810
Home Equity – closed end	-	4,835	4,835	-	77	77
Multifamily	-	8,203	8,203	-	181	181
Owner-occupied commercial real estate	3,000	89,362	92,362	263	958	1,221
Other commercial real estate	-	106,181	106,181	-	166	166
Agricultural loans	-	14,405	14,405	-	20	20
Commercial and industrial	597	43,732	44,329	351	683	1,034
Credit Cards	-	3,252	3,252	-	81	81
Automobile loans	-	122,924	122,924	-	1,443	1,443
Other consumer loans	-	14,376	14,376	-	292	292
Municipal loans	-	5,625	5,625	-	-	-
Gross loans	5,144	817,620	822,764	977	7,344	8,321
Less: Unamortized net deferred loan fees	-	-	(672)	-	-	-
Net loans held for investment	$5,144	$817,620	$822,092	$977	$7,344	$8,321

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

Description of the Company’s credit quality indicators:

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024 (dollars in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
1-4 Family residential construction
Pass	$268	$-	$-	$-	$-	$81	$31,609	$31,958
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	439	439
Total 1-4 Family residential construction	268	-	-	-	-	81	32,048	32,397
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	450	6,052	9,093	4,823	1,805	9,792	19,865	51,880
Watch	-	-	-	-	-	65	348	413
Substandard	-	-	-	-	-	519	-	519
Total Other construction, land development and land	450	6,052	9,093	4,823	1,805	10,376	20,213	52,812
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	2,113	10,407	15,846	13,478	26,650	9,551	3,179	81,224
Watch	-	-	-	-	-	771	-	771
Substandard	-	-	-	-	-	53	-	53
Total Secured by farmland	2,113	10,407	15,846	13,478	26,650	10,375	3,179	82,048
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	370	-	-	-	141	44,370	44,881
Watch	-	-	-	-	-	-	845	845
Substandard	-	-	-	-	-	-	361	361
Total Home equity - open end	-	370	-	-	-	141	45,576	46,087
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	6,855	51,876	47,243	14,905	12,059	62,902	446	196,286
Watch	-	-	44	25	497	3,214	-	3,780
Substandard	-	-	85	538	-	2,178	-	2,801
Total Real estate	6,855	51,876	47,372	15,468	12,556	68,294	446	202,867
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	150	2,599	372	114	1,022	2,012	-	6,269
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	12	-	12
Total Home Equity - closed end	150	2,599	372	114	1,022	2,024	-	6,281
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	2,153	-	2,694	1,381	896	1,544	1,936	10,604
Watch	-	-	-	-	-	95	-	95
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	2,153	-	2,694	1,381	896	1,639	1,936	10,699
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	1,210	2,785	17,635	17,426	7,006	25,008	4,543	75,613
Watch	-	-	-	-	-	771	-	771
Substandard	-	-	-	-	-	8,720	3,556	12,276
Total Owner-occupied commercial real estate	1,210	2,785	17,635	17,426	7,006	34,499	8,099	88,660
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	1,096	9,786	29,532	12,234	4,921	33,805	605	91,979
Watch	-	-	-	-	-	9,171	-	9,171
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	1,096	9,786	29,532	12,234	4,921	43,063	605	101,237
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Agricultural loans
Pass	1,367	2,994	2,393	494	284	27	7,129	14,688
Watch	-	-	-	-	31	-	150	181
Substandard	-	-	-	-	-	-	-	-
Total Agricultural loans	1367	2,994	2,393	494	315	27	7,279	14,869
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	612	7,286	8,786	4,968	1,491	751	18,776	42,670
Watch	-	-	41	47	-	-	3,210	3,298
Substandard	-	-	-	613	-	1	-	614
Total 1-4 Commercial and industrial	612	7,286	8,827	5,628	1,491	752	21,986	46,582
Current period gross write-offs	-	-	133	47	24	-	-	204

Credit Cards
Pass	-	-	-	-	-	-	3,281	3,281
Substandard	-	-	-	-	-	-	9	9
Total Credit cards	-	-	-	-	-	-	3,290	3,290
Current period gross write-offs	-	-	-	-	-	-	9	9

Automobile loans
Pass	8,612	50,205	34,868	16,858	6,069	2,447	-	119,059
Watch	-	42	180	35	48	41	-	346
Substandard	-	235	62	69	9	5	-	380
Total Automobile loans	8,612	50,482	35,110	16,962	6,126	2,493	-	119,785
Current period gross write-offs	-	284	245	139	62	27	-	757

Other consumer loans
Pass	985	4,683	4,384	1,886	653	489	352	13,432
Watch	-	5	3	7	-	3	1	19
Substandard	-	-	-	-	-	5	-	5
Total Other consumer loans	985	4,688	4,387	1,893	653	497	353	13,456
Current period gross write-offs	-	19	15	6	-	1	-	41

Municipal loans
Pass	-	-	118	886	1,096	3,380	-	5,480
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	118	886	1,096	3,380	-	5,480
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$25,871	$149,325	$173,379	$90,787	$64,537	$177,641	$145,010	$826,550
Less: Unamortized net deferred loan fees								(678)
Loans held for investment								$825,872

Current period gross write-offs	$-	$303	$393	$192	$86	$28	$9	$1,011

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

NOTE 4 ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“ACL”) consists of the allowance for credit losses on loans and the reserve for unfunded commitments. The Company’s ACL is governed by the Company’s ACL Committee, which reports to the Board of Directors and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for calculating the Company’s estimate of expected credit losses and resulting ACL. The ACL Committee considers the quantitative model results and qualitative factors when finalizing the ACL. The Company’s ACL model is subject to the Company’s models risk management program, which is overseen by the Director of Risk Management that reports to the Company’s Board Risk Committee.

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the periods indicated, (dollars in thousands).

Allowance for Credit Losses and Carrying Amount of Loans For the Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$20	$734
Other construction, land development and land	1,287	-	-	58	1,345
Secured by farmland	815	-	-	10	825
Home equity – open end	180	-	25	(24)	181
Real estate	810	-	1	4	815
Home Equity – closed end	77	-	-	23	100
Multifamily	181	-	-	62	243
Owner-occupied commercial real estate	1,221	-	-	93	1,314
Other commercial real estate	166	-	-	12	178
Agricultural loans	20	-	-	1	21
Commercial and industrial	1,034	204	27	(50)	807
Credit Cards	81	9	10	2	84
Automobile loans	1,443	757	135	638	1,459
Other consumer loans	292	41	6	28	285
Municipal loans	-	-	-	17	17
Total loans	$8,321	$1,011	$204	$894	$8,408

Allowance for Credit Losses and Carrying Amount of Loans For the Year Ended December 31, 2023
	Beginning Balance	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$324	$109	$70	$1	$350	$714
Other construction, land development and land	694	602	-	-	(9)	1,287
Secured by farmland	571	311	-	-	(67)	815
Home equity – open end	446	(189)	-	3	(80)	180
Real estate	1,389	(184)	19	2	(378)	810
Home Equity – closed end	39	96	-	-	(58)	77
Multifamily	71	182	-	-	(72)	181
Owner-occupied commercial real estate	992	280	-	-	(51)	1,221
Other commercial real estate	1,023	(582)	-	-	(275)	166
Agricultural loans	80	(58)	-	-	(2)	20
Commercial and industrial	368	338	33	2	359	1,034
Credit Cards	68	26	69	37	19	81
Automobile loans	1,790	(257)	1,804	514	1,200	1,443
Other consumer loans	81	103	93	55	146	292
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$2,088	$614	$1,082	$8,321

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over  their estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $619 thousand at March 31, 2024 and $690 thousand at December 31, 2023 is separately classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods indicated (dollars in thousands).

	2024	2023
Balance as of January 1	$690	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	-	747
Recovery of credit losses – unfunded commitments	(71)	-
Balance as of March 31	$619	$747

NOTE 5 LEASES

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term.  The Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company has five operating leases for office properties.

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2024
Lease Liabilities	$713
Right-of-use assets	$689
Weighted average remaining lease term (years)	1.27 years
Weighted average discount rate	3.39%

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$52	$40
Total lease cost	$52	$40
Cash paid for amounts included in the measurement of lease liabilities	$58	$58

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

March 31, 2024
Nine months ending December 31, 2024	$134
Twelve months ending December 31, 2025	125
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Thereafter	406
Total undiscounted cash flows	$848
Discount	(135)
Lease liabilities	$713

NOTE 6 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (“OREO”) activity for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	2024	2023
Balance as of January 1	$55	$-
Purchase of foreclosed real estate	-	-
Loans transferred to OREO	-	-
Proceeds from sale of OREO	(76)	-
Gain on sales of OREO	21	-
Balance as of March 31	$-	$-

The Company did not have any other real estate owned at March 31, 2024 or 2023.

NOTE 7 SHORT-TERM DEBT

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the need of the Company. There was $60.0 million in short-term debt at March 31, 2024 and December 31, 2023.

NOTE 8 LONG-TERM DEBT

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.9 million at March 31, 2024 and December 31, 2023.

NOTE 9 MORTGAGE BANKING DERIVATIVES

Loans Held for Sale (“LHFS”)

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to a permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $1.4 million as of March 31, 2024, of which $1.4 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments (“IRLCs”)

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

The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet at March 31, 2024, and totaled $78 thousand, with a notional amount of $10.3 million and total positions of 40. The fair value of the IRLCs at December 31, 2023 totaled $81 thousand, with a notional amount of $6.2 million and total positions of 22. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended March 31, 2024. The Company’s IRLCs are classified as Level 2. At March 31, 2024 and 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best- efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments reported in “Other Assets” in the Consolidated Balance Sheet at March 31, 2024 totaled $5 thousand, with a notational amount of $8.9 million and total positions of 35. The fair value of forward sales commitments reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2023 totaled $22 thousand, with a notional amount of $7.3 million and total positions of 27.

NOTE 10 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,452)	$439	$(40,012)
Change in unrealized securities gains, net of tax expense of $722	2,716	-	2,716
Balance at March 31, 2023	$(37,736)	$439	$(37,296)

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(31,774)	$757	$(31,017)
Change in unrealized securities losses, net of tax benefit of $270	(1,010)	-	(1,010)
Balance at March 31, 2024	$(32,784)	$757	$(32,027)

There were no reclassification adjustments reported on the consolidated statements of income during the three months ended March 31, 2024 or 2023.

NOTE 11 FAIR VALUE MEASUREMENTS

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available for Sale Securities (“AFS Securities”) - AFS Securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company contracts annually with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

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

Derivative Asset/Liability – Forward Sale Commitments - The Company uses the fair value accounting for its forward sales commitments related to IRLCs and LHFS. Best-efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best-efforts commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale. The Company’s forward sale commitments are classified as Level 2.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods indicated (dollars in thousands):

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,385	$-	$1,385	$-
U. S. Treasury securities	27,931	-	27,931	-
U.S. Government sponsored enterprises	124,750	-	124,750	-
Securities issued by States and political subdivisions of the US	38,650	-	38,650	-
Mortgage-backed obligations of federal agencies	140,437	-	140,437	-
Corporate debt securities	27,256	-	27,256	-
IRLC	78	-	78	-
Forward sales commitments	5	-	5	-
Assets at Fair Value	$360,492	$-	$360,492	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,119	$-	$1,119	$-
U. S. Treasury securities	32,881	-	32,881	-
U.S. Government sponsored enterprises	124,703	-	124,703	-
Securities issued by States and political subdivisions of the US	38,761	-	38,761	-
Mortgage-backed obligations of federal agencies	145,073	-	145,073	-
Corporate debt securities	27,256	-	27,256	-
IRLC	81	-	81	-
Assets at Fair Value	$369,874	$-	$369,874	$-

Liabilities:
Forward sales commitments	$22	$-	$22	$-
Liabilities at Fair Value	$22	$-	$22	$-

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

Other Real Estate Owned - Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had no OREO at March 31, 2024 and OREO with a carrying value of $55 thousand at December 31, 2023.

The Company markets OREO independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

March 31, 2024		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,745	-	-	2,745
Commercial and industrial	510	-	-	510
Total collateral dependent loans with an ACL	$3,332	$-	$-	$3,332
OREO	$-	$-	$-	$-

December 31, 2023		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,737	-	-	2,737
Commercial and industrial	246	-	-	246
Total collateral dependent loans with an ACL	$3,060	$-	$-	$3,060
OREO	$55	$-	$-	$55

The following table presents information about Level 3 Fair Value Measurements for the periods indicated (dollars in thousands):

March 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$3,332	Discounted appraised value	Discount for selling costs and marketability	33%

December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Collateral Dependent Loans	$3,060	Discounted appraised value	Discount for selling costs and marketability	31% - 71% (Average 44%)
OREO	$55	Discounted appraised value	Discount for selling costs and marketability	29%

	March 31, 2024 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$52,486	$52,486	$-	$-	$52,486
Securities	359,024	-	359,024	-	359,024
Loans held for sale	1,385	-	1,385	-	1,385
Loans held for investment, net	825,872	-	-	796,122	796,122
Interest receivable	5,094	-	5,094	-	5,094
Bank owned life insurance	23,055	-	23,055	-	23,055
IRLC	78	-	78	-	78
Forward sales commitments	5	-	5	-	5
Liabilities:
Deposits	$1,156,343	$-	$1,154,647	$-	$1,154,647
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,943	-	-	6,762	6,762
Interest payable	1,793	-	1,793	-	1,793

	December 31, 2023 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$23,717	$23,717	$-	$-	$23,717
Securities	368,674	-	368,674	-	368,674
Loans held for sale	1,119	-	1,119	-	1,119
Loans held for investment, net	822,092	-	-	793,440	793,440
Interest receivable	5,034	-	5,034	-	5,034
Bank owned life insurance	22,878	-	22,878	-	22,878
IRLC	81	-	81	-	81
Liabilities:
Deposits	$1,133,236	$-	$1,131,747	$-	$1,131,747
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,932	-	-	6,761	6,761
Interest payable	1,592	-	1,592	-	1,592
Forward sales commitments	22	-	22	-	22

NOTE 12 EMPLOYEE BENEFITS

Defined Benefit Pension Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all full-time employees hired before April 1, 2012.  The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The plan was amended on February 15, 2023 to stop the accrual of future benefits and will be terminated on June 1, 2024. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Service cost	$-	$-
Interest cost	79	92
Expected return on plan assets	(98)	(130)
Recognized net actuarial gain	(5)	-
Net periodic pension cost	$(24)	$(38)

Stock Incentive Plan

The Company grants stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan and 2023 Directors Stock Incentive Plan. On March 7, 2024, the Company’s Compensation Committee awarded 33,568 shares with a fair value of $597 thousand from the 2020 Stock Incentive Plan to selected employees. These shares vest 25% over each of the next four years. Unrecognized compensation expense related to the nonvested restricted stock as of March 31, 2024 totaled $1.0 million.

NOTE 13 REVENUE RECOGNITION

The majority of the Company’s noninterest income is generated from short-term contracts for fees on deposit accounts, ATM and check cards, and annuity and insurance commissions that is accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Service charges on deposit accounts consist of account maintenance charges and overdrawn account fees. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Investment services and insurance income consists primarily of commissions received on mutual funds and other investment sales that are recognized on the trade date, which is when the Company has satisfied its performance obligation. Title insurance and real estate settlement services revenue is recognized at the time the real estate transaction is completed. Card services and interchange income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for March 31, 2024 and 2023 consisted of the following (dollars in thousands).

	Three Months Ended March 31,
	2024	2023
Noninterest income
Service charges on deposit accounts	$273	$225
Investment services and insurance income	581	507
Title insurance income	303	248
Card services and interchange income	726	690
Other	63	11
Within scope of ASC 606	1,946	1,681
Not within scope of ASC 606	445	685
Total noninterest income	$2,391	$2,366

NOTE 14 SUBSEQUENT EVENTS

On April 25, 2024, the Company was notified that settlement accounting was triggered on its defined benefit pension plan. Under FASB Accounting Standards Codification 715, settlement accounting is triggered when the lump sum payments during the year exceed the sum of the plan’s service cost and interest cost. The impact of settlement accounting is that a percentage of any outstanding gains or losses the plan is currently amortizing must be recognized immediately. As a result, the Company recognized a gain of $547,345 in the second quarter of 2024. On May 8, 2024, the gain was increased to $577,305 due to an additional lump sum distribution.

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its fourteen branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). FMFS provides brokerage services and property/casualty insurance to customers of the Bank. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock, and Winchester, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg and Charlottesville, Virginia.

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company.  The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Forward-Looking Statements

Certain statements in this report may contain “forward-looking statements” as defined by federal securities laws, which are subject to significant risks and uncertainties. These include statements regarding future plans, strategies, results, or expectations that are not historical facts, and are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “project” or similar expressions. These statements are based on estimates and assumptions, and our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Our actual results could differ materially from those contemplated by these forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in local and national economies or market conditions; changes in interest rates; regulations and accounting principles; changes in policies or guidelines; loan demand and asset quality, including values of real estate and other collateral; deposit flow; the impact of competition from traditional or new sources; and other factors. Readers should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of March 31, 2024 were unchanged from the policies disclosed in the 2023 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Net income for first quarter 2024 was $1.2 million or $0.35 per share, compared to $1.1 million or $0.30 per share for first quarter 2023.

Interest income for first quarter 2024 was $15.5 million, an increase of $2.5 million over first quarter 2023, due to higher loan volume and higher interest rates. Higher rates on interest bearing deposits, specifically money market accounts and time deposits, coupled with interest paid on short-term borrowings, increased the Bank’s interest expense by $2.3 million  over  first quarter 2023.

During first quarter 2024, the Bank recorded an $823,000 provision for credit losses compared to no provision in first quarter 2023. The current quarter provision was the result of net loan charge-offs of $807,000, and minimal changes to the economic, credit quality, and collateral dependent qualitative factors used in the Bank’s ACLL model. The provision also included a recovery of $71,000 in the reserve for unfunded commitments that resulted from a decline in outstanding loan commitments. At March 31, 2024, the ACLL totaled $8.4 million or 1.02% of gross loans outstanding.

Noninterest income, which includes gains and losses, totaled $2.4 million for first quarter 2024. Compared to first quarter 2023, noninterest income increased by $25,000. The increase resulted from increases of $48,000 in service charges on deposit accounts, $74,000 in investment services and insurance income, $55,000 in title insurance income and $36,000 in ATM and check card fees. There were decreases of $152,000 in mortgage banking income and $47,000 in other operating income. Other smaller year over year changes netted to increase noninterest income by another $11,000.

Noninterest expenses totaled $8.4 million for first quarter 2024, compared to $9.2 million for the first quarter in 2023, a decrease of $766,000. As a result of the early retirement program announced in the fourth quarter 2023, salary expense declined by $562,000. Employee benefits expense declined by $177,000 due to the combination of the early retirement program and a refund of $162,000 recorded in March 2024 due to better than projected group health claims in 2023. There were other changes in noninterest expense categories that combined to decrease total noninterest expenses by $27,000.

For first quarter 2024, tax equivalent net interest income1 totaled $8.1 million. Compared to first quarter 2023, tax equivalent net interest income increased by $240,000, while our tax equivalent net interest margin decreased by eleven basis points. Tax equivalent interest income and fees on loans for first quarter 2024 totaled $13.4 million, $2.5 million higher than the same quarter last year due to higher rates on adjustable rate loans and growth of $74.0 million in the average balance of loans since March 31, 2023. Interest expense grew by $2.3 million from the same quarter last year due to higher interest rates on deposits, specifically time deposits due to product specials. Since last March, we have seen a shift from noninterest-bearing demand deposits to interest-bearing deposits, with noninterest-bearing deposits declining by $17.0 million and interest-bearing deposits increasing by $68.1 million.

_________________

1 Tax equivalent net interest income is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most closely related GAAP measure.

The following table shows tax equivalent interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]
Interest income
Loans held for investment[2,3]	$823,859	$13,362	6.52%	$749,790	$10,866	5.88%
Loans held for sale	1,252	17	5.46%	1,308	22	6.82%
Federal funds sold	10,840	157	5.83%	6,376	74	4.71%
Interest bearing deposits	9,589	116	4.87%	5,673	10	0.71%
Investments
Taxable	371,855	1,773	1.92%	381,915	1,908	2.03%
Tax exempt[4]	16,264	132	3.26%	15,052	134	3.61%
Total earning assets	$1,233,659	$15,557	5.07%	$1,160,114	$13,014	4.55%
Interest Expense
Demand deposits	139,257	605	1.75%	168,781	674	1.62%
Savings	498,140	3,259	2.63%	500,988	2,977	2.41%
Time deposits	237,483	2,473	4.19%	121,600	391	1.30%
Federal funds purchased	833	8	3.86%	354	5	5.73%
Short-term debt	72,582	988	5.47%	71,111	987	5.63%
Long-term debt	6,934	116	6.73%	6,895	112	6.59%
Total interest bearing liabilities	$955,229	$7,449	3.14%	$869,729	$5,146	2.40%

Tax equivalent net interest income[6]		$8,108			$7,868

Net interest margin			2.64%			2.75%

_________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable investments and loans.
[5]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.
[6]	Tax equivalent net interest income is a non-GAAP financial measure. For more information, see “Non-GAAP Financial Measures” below.”

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

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

GAAP Financial Measurements:	March 31, 2024	March 31, 2023
Interest Income – Loans	$13,369	$10,876
Interest Income - Securities and Other Interest-Earnings Assets	2,151	2,097
Interest Expense – Deposits	(6,337)	(4,042)
Interest Expense - Other Borrowings	(1,112)	(1,104)
Total Net Interest Income	$8,071	$7,827

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	37	41
Total Tax Benefit on Tax-Exempt Interest Income	37	41
Tax Equivalent Net Interest Income	$8,108	$7,868

Balance Sheet Review

Overview

On March 31, 2024, assets totaled $1.32 billion, an increase of $21.6 million since December 31, 2023. Total loans increased by $3.8 million to $825.9 million, including increases of $5.1 million in other construction and land loans, $2.2 million in 1-to-4 family adjustable rate mortgage loans, $2.5 million in multifamily loans and $2.3 million in commercial and industrial loans. These increases were offset by decreases of $3.1 million in automobile loans and $8.6 million in commercial real estate loans. Investment securities decreased by $9.7 million due to paydowns on U.S. Agency mortgage-backed securities and expected bond maturities. Total deposits grew by $23.1 million to $1.16 billion, with noninterest bearing deposits increasing by $2.9 million and interest bearing deposits growing by $20.3 million. Short-term debt and long-term debt remained consistent at $60 million and $6.9 million, respectively. Total shareholders’ equity declined by $589,000 to $77.7 million.

Securities Available for Sale (“AFS”)

Our AFS securities portfolio is reported at fair value, which is determined based on market prices of similar instruments. The portfolio is made up of primarily U.S. Treasury, U.S Agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. Total securities available for sale were $359.0 million at March 31, 2024, compared to $368.7 million at December 31, 2023. This represents a decrease of $9.7 million or 2.62%. The average balance during the first quarter of 2024 was $388.1 million, compared to $397.0 million during the first quarter of 2023. The average AFS securities portfolio represented 31.5% and 34.2% of average earning assets in the first quarter of 2024 and 2023, respectively. The year-over-year decrease in average AFS securities is due to maturities and normal paydowns of mortgage-backed securities and municipal bond maturities. There is $84.2 million of scheduled maturities and paydowns expected during the remainder of 2024 and another $55.5 million expected in 2025.

Net unrealized losses related to the fair value of securities AFS increased $1.3 million in the first quarter of 2024 to $41.5 million, from $40.2 million at December 31, 2023. The unrealized loss is driven by the increase in market interest rates, not credit quality. The average maturity and modified duration of the portfolio is 4.64 years and 3.67 years, respectively.

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

Loans Held for Investment of $825.9 million increased $3.8 million during the quarter ended March 31, 2024 compared to $822.1 million at December 31, 2023. As a percentage of average earning assets, average loans were 66.8% for the quarter ended March 31, 2024, compared with 64.6% for the quarter ended March 31, 2023.

Loans Held for Sale totaled $1.4 million on March 31, 2024, an increase of $300,000 compared to $1.1 million at December 31, 2023. Loans Held for Sale consists of F&M Mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity. All the mortgage loans held for sale have been precommitted to investors, which minimizes the interest rate risk.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses and the reserve for unfunded commitments. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses based on internal and peer data, forecasted economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. The amount of the reserve for unfunded commitments considers the probability that those commitments will fund.

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. The process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies, relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, loan concentrations, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Refer to additional detail regarding these forecasts in the “Allowance for Credit Losses - Loans" section of Note 1 to the Consolidated Financial Statements.

The results of this process, in combination with conclusions of the Bank’s external loan review of the risk inherent in the loan portfolio, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under “Critical Accounting Policies” above and in Note 1 to the Consolidated Financial Statements for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table, “Allowance for Credit Losses” in Note 4 to the Consolidated Financial Statements which reflects activity in the allowance for credit losses.

The Bank recorded a provision for credit losses of $823,000 in first quarter 2024, compared no provision for credit losses in first quarter 2023. The provision was the result of net loan charge-offs of $807,000, loan growth of $3.8 million and minimal changes to qualitative factors. The ACLL was $8.4 million at March 31, 2024, up $87,000 from December 31, 2023. The ACLL as a percentage of total loans was 1.02% at March 31, 2024, compared to 1.01% at December 31, 2023. The reserve for unfunded commitments decreased from $690,0000 at December 31, 2023 to $619,000 at March 31, 2024 due to decreases of $3.5 million in commitments for 1-4 family construction, $1.4 million in commercial construction, $3.9 million in commercial and industrial construction loans which were offset by an increase of $3.3 million in commitments for owner occupied commercial real estate.

Nonperforming Assets

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $6.2 million on March 31, 2024 compared to $6.4 million at December 31, 2023. On both dates, nonperforming loans included a large relationship that totaled $3.9 million, that is secured by owner occupied commercial real estate and equipment. At March 31, 2024, there were smaller loans totaling $2.3 million that were nonperforming. The non-performing coverage ratio increased to 134.59% from 129.87%. See “Loans and Credit Quality” in Note 3  to the Consolidated Financial Statements for additional information about non-performing loans by segment.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Allowance for credit losses	$8,408	$8,321
Nonaccrual loans	$6,238	$6,438
Nonperforming loans	$6,247	$6,469
Nonperforming assets	$6,247	$6,524
Total loans	$825,872	$822,092

Allowance for credit losses to total loans	1.02%	1.01%
Nonaccrual loans to total loans	0.76%	0.78%
Allowance for credit losses to nonaccrual loans	134.79%	129.25%

Deposits and Other Borrowings

The Company's main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.16 billion and $1.13 billion at March 31, 2024 and December 31, 2023, respectively.  Noninterest bearing deposits increased $2.9 million while interest bearing deposits increased $20.3 million, for a total increase of $23.1 million from the end of 2023.

The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At March 31, 2024 and December 31, 2023, the Company had a total of $258 thousand in CDARS accounts; and, $77.1 million and $95.5 million in ICS accounts, respectively. At March 31, 2024, 11.09% of the Company’s total deposits were uninsured deposits.

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There was $60.0 million of FHLB advances at March 31, 2024 and December 31, 2023.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.9 million at March 31, 2024 and December 31, 2023.

Capital

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for March 31, 2024 was 4.89% and for December 31, 2023 was 4.58%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments.

At March 31, 2024, the Bank exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The Bank’s common equity Tier 1 and Tier 1 capital ratios were both 11.96%, its total capital ratio was 12.89%; the leverage ratio was 8.11%.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, LHFS, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary, through federal funds lines with several correspondent banks, a line of credit with the FHLB, credit availability at the Federal Reserve Bank, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company’s on-balance sheet asset liquidity includes cash and cash equivalents, unpledged investment securities, and loans held for sale, which totaled $179.6 million at March 31, 2024, up from $178.0 million at December 31, 2023. In 2023, the Bank pledged investment securities with a par value totaling $220.8 million to the Federal Reserve System’s Bank Term Funding Program (BTFP). In March 2023, the Board of Governors of the Federal Reserve System established the BTFP to provide any U.S. federally insured depository institution, including the Bank, with a line of credit equal to the par value of securities pledged to the BTFP. Advances from the BTFP could be requested by the Bank for up to one year until March 31, 2024. The Bank also pledged securities with a market value of $19.5 million to the Federal Reserve Discount Window in 2023. The BTFP expired on March 11, 2024.

The Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million at March 31, 2024, and December 31, 2023. The Bank has a secured line of credit with the Federal Home Loan Bank (FHLB) with available credit of $104.8 million as of March 31, 2024, and $90.1 million as of December 31, 2023. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank is scheduled to receive $84.2 million from bond paydowns and maturities by the end of 2024 which can be used to fund future loan growth and for other purposes.

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

Management uses a simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides an additional analysis of the sensitivity of the earnings to changes in interest rates to static gap analysis. Assumptions used in the model rates are derived from historical trends, peer analysis, and management’s outlook, and include loans and deposit growth rates and projected yields and rates. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage-backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different assets and liability accounts move differently when the prime rate changes and is reflected in different rate scenarios.

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	-18.10%
+ 300 basis points	-11.88%
+ 200 basis points	-7.28%
+ 100 basis points	-3.26%
- 100 basis points	2.70%
- 200 basis points	6.07%
- 300 basis points	7.68%
- 400 basis points	7.72%

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

The following table reflects the change in net market value over different rate environments (dollars in thousands):

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	-15.66%
+ 300 basis points	-10.73%
+ 200 basis points	-6.51%
+ 100 basis points	-2.86%
- 100 basis points	1.31%
- 200 basis points	-0.97%
- 300 basis points	-6.35%
- 400 basis points	-19.49%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At March 31, 2024, the Company had $166.0 million in assets repricing than liabilities subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.
There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors.	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Mine Safety Disclosures.	None

Item 5.	Other Information.	None

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F & M BANK CORP. (Registrant)

By:	/s/ Aubrey M. Wilkerson
Aubrey M. Wilkerson Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lisa F. Campbell
Lisa F. Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 15, 2024

