Form 10-Q
period 2024-06-30
F&M BANK CORP
filed 2024-08-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2024
Common Stock, par value ‑ $5 per share	3,519,402 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023*
	(Unaudited)
Assets
Cash and due from banks	$19,251	$19,790
Money market funds and interest-bearing deposits in other banks	952	178
Federal funds sold	30,256	3,749
Cash and cash equivalents	50,459	23,717

Securities Available for sale, at fair value	352,211	368,674
Other investments	3,719	5,535

Loans held for sale, at fair value	3,958	1,119

Loans held for investment, net of deferred fees and costs	826,340	822,092
Less: allowance for credit losses	(7,815)	(8,321)
Net loans held for investment	818,525	813,771

Bank premises and equipment, net	23,365	24,328
Other real estate owned	-	55
Interest receivable	5,123	5,034
Goodwill	3,082	3,082
Bank owned life insurance	23,235	22,878
Other assets	25,968	26,403
Total Assets	$1,309,645	$1,294,596
Liabilities
Deposits:
Noninterest bearing	$270,246	$264,254
Interest bearing	915,011	868,982
Total deposits	1,185,257	1,133,236

Short-term debt	20,000	60,000
Long-term debt	6,954	6,932
Other liabilities	15,818	16,105
Total Liabilities	1,228,029	1,216,273

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,519,117 (2024) and 3,485,570 (2023) shares issued and outstanding	17,333	17,263
Additional paid in capital	11,134	11,043
Retained earnings	83,447	81,034
Accumulated other comprehensive loss	(30,298)	(31,017)
Total Shareholders’ Equity	81,616	78,323
Total Liabilities and Shareholders’ Equity	$1,309,645	$1,294,596

*2023 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 30,
Interest and Dividend income	2024	2023
Interest and fees on loans held for investment	$13,494	$11,517
Interest and fees on loans held for sale	46	25
Interest from money market funds and federal funds sold	216	58
Interest and dividends on interest bearing deposits and other investments	129	102
Interest on debt securities	1,835	1,932
Total interest and dividend income	15,720	13,634

Interest expense
Interest on deposits	6,951	5,218
Interest from short-term debt	454	523
Interest from long-term debt	116	116
Total interest expense	7,521	5,857

Net interest income	8,199	7,777

(Recovery of) Provision for Credit Losses	(458)	539
Net Interest Income After (Recovery of) Provision for Credit Losses	8,657	7,238

Noninterest income
Service charges on deposit accounts	292	274
Investment services and insurance income	629	357
Mortgage banking income	762	526
Title insurance income	427	359
Income on bank owned life insurance	185	621
Low income housing partnership losses	(197)	(205)
Card services and interchange income	801	797
Other operating income	87	178
Total noninterest income	2,986	2,907

Noninterest expense
Salaries	3,845	5,076
Employee benefits	352	1,036
Occupancy expense	392	304
Equipment expense	356	402
FDIC insurance assessment	263	174
Marketing expense	140	281
Legal and professional fees	473	544
ATM and check card fees	223	311
Telecommunication and data processing expense	738	725
Directors’ fees	126	131
Bank franchise tax	195	154
Other operating expenses	1,053	1,197
Total noninterest expense	8,156	10,335

Income (loss) before income taxes	3,487	(190)
Income tax expense (benefit)	471	(431)
Net Income	$3,016	$241
Per Common Share Data
Net income (basic and diluted)	$0.86	$0.07
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,517,122	3,478,304

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended
	June 30,
Interest and Dividend income	2024	2023
Interest and fees on loans held for investment	$26,846	$22,371
Interest and fees on loans held for sale	64	47
Interest from money market funds and federal funds sold	373	132
Interest and dividends on interest bearing deposits and other investments	301	191
Interest on debt securities	3,713	3,875
Total interest and dividend income	31,297	26,616

Interest expense
Interest on deposits	13,288	9,255
Interest from short-term debt	1,450	1,514
Interest from long-term debt	231	228
Total interest expense	14,969	10,997

Net interest income	16,328	15,619

Provision for Credit Losses	366	539
Net Interest Income After Provision for Credit Losses	15,962	15,080

Noninterest income
Service charges on deposit accounts	565	499
Investment services and insurance income	1,211	866
Mortgage banking income	1,150	1,058
Title insurance income	730	594
Income on bank owned life insurance	367	801
Low income housing partnership losses	(393)	(411)
Card services and interchange income	1,527	1,488
Other operating income	171	202
Total noninterest income	5,328	5,097

Noninterest expense
Salaries	7,625	9,361
Employee benefits	1,218	2,137
Occupancy expense	773	641
Equipment expense	679	667
FDIC insurance assessment	521	320
Other real estate owned, net	(21)	-
Marketing expense	282	510
Legal and professional fees	958	916
ATM and check card fees	515	595
Telecommunication and data processing expense	1,457	1,493
Directors’ fees	229	291
Bank franchise tax	388	325
Other operating expenses	1,963	2,108
Total noninterest expense	16,587	19,364

Income before income taxes	4,703	813
Income tax expense (benefit)	470	(483)
Net Income	$4,233	$1,296
Per Common Share Data
Net income (basic and diluted)	$1.21	$0.37
Cash dividends on common stock	0.52	0.52
Weighted average common shares outstanding (basic and diluted)	3,503,790	3,470,501

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Income	$3,016	$241	$4,233	$1,296

Other comprehensive income:
Unrealized holding gains on available-for sale securities	2,189	90	907	3,529
Tax effect	460	19	188	742
Unrealized holding gains, net of tax	1,729	71	719	2,787

Total other comprehensive income	1,729	71	719	2,787

Total comprehensive income	$4,745	$312	$4,952	$4,083

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2024 and 2023.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance March 31, 2023	$17,207	$10,693	$82,031	$(37,296)	$72,635
Net income	-	-	241	-	241
Other comprehensive income	-	-	-	71	71
Dividends on common stock	-	-	(903)	-	(903)
Common stock issued	21	61	-	-	82
Stock-based compensation expense	-	68	-	-	68
Balance, June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194

Balance March 31, 2024	$17,318	$11,097	$81,346	$(32,027)	$77,734
Net income	-	-	3,016	-	3,016
Other comprehensive income	-	-	-	1,729	1,729
Dividends on common stock	-	-	(915)	-	(915)
Common stock issued	15	37	-	-	52
Balance, June 30, 2024	$17,333	$11,134	$83,447	$(30,298)	$81,616

Six Months Ended June 30, 2024 and 2023.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	1,296	-	1,296
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	2,787	2,787
Dividends on common stock	-	-	(1,802)	-	(1,802)
Common stock issued	39	124	-	-	163
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(12)	-	-	28
Stock-based compensation expense	-	133	-	-	133
Balance, June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194

Balance December 31, 2023	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	4,233	-	4,233
Other comprehensive income	-	-	-	719	719
Dividends on common stock	-	-	(1,820)	-	(1,820)
Common stock issued	29	73	-	-	102
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(41)	-	-	-
Stock-based compensation expense	-	59	-	-	59
Balance, June 30, 2024	$17,333	$11,134	$83,447	$(30,298)	$81,616

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$4,233	$1,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	755	665
Amortization of intangibles	14	15
Amortization of securities	364	390
Proceeds from loans held for sale	50,927	63,681
Loans held for sale originated	(52,750)	(61,971)
Gain on sale of loans held for sale	(1,016)	(1,218)
Provision for credit losses	366	539
Increase in interest receivable	(89)	(285)
(Increase) decrease in deferred taxes	(3)	2
Decrease in taxes payable	-	(824)
(Increase) in other assets	(147)	(3,964)
Decrease in other liabilities	(172)	(411)
Amortization of limited partnership investments	393	411
Amortization of debt issuance costs	22	21
Income from life insurance investment	(367)	(438)
(Gain) on life insurance investment	-	(363)
(Gain) on the sale of fixed assets	(11)	(36)
(Gain) on the sale of OREO	(21)	-
Stock-based compensation expense	59	133
Net cash provided by (used in) operating activities	2,557	(2,357)
Cash flows from investing activities
Proceeds from maturity of investments available for sale	10,000	3,825
Proceeds from paydowns of mortgage-backed securities	7,005	6,758
Proceeds from the redemption of restricted stock, net	1,867	964
Investment in limited partnership	(50)	(150)
Net increase in loans held for investment	(5,235)	(33,167)
Proceeds from life insurance investment	-	1,729
Proceeds from the sale of fixed assets	372	93
Proceeds from the sale of OREO	76	-
Net purchase of property and equipment	(153)	(5,267)
Net cash provided by (used in) investing activities	13,882	(25,215)
Cash flows from financing activities
Net change in deposits	52,021	53,735
Net change in short-term debt	(40,000)	(23,000)
Dividends paid in cash	(1,820)	(1,802)
Proceeds from issuance of common stock	102	191
Net cash provided by financing activities	10,303	29,124
Net increase in Cash and Cash Equivalents	26,742	1,552
Cash and cash equivalents, beginning of period	23,717	34,953
Cash and cash equivalents, end of period	$50,459	$36,505
Supplemental Cash Flow information:
Cash paid for: Interest	$14,400	$10,523
Taxes	-	360
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$907	$3,529
Cumulative effect of the adoption of ASC 326	-	1,524

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), TEB Life Insurance Company (“TEB”), F&M Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. TEB was dissolved on November 8, 2023. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income or shareholders' equity.

Nature of Operations

The Company, through its subsidiary Farmers & Merchants Bank, operates under a charter issued by the Commonwealth of Virginia to provide commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank provides services to customers primarily in the counties of Rockingham, Shenandoah, Augusta, and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester in Virginia. Services are provided at fourteen branch offices and a dealer finance division. The Company, through its subsidiaries, offers insurance, mortgage lending, title insurance and financial services.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.4 million at June 30, 2024 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.8 million at June 30, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses expected in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date, adjusted for selling costs as appropriate.

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

Recent Accounting Pronouncements

Accounting Standards adopted in 2024:

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase  information transparency. ASU 2020-06 was effective for the Company on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$30,060	$-	$1,943	$28,117
U. S. Government sponsored enterprises	128,494	-	7,655	120,839
Securities issued by States and political subdivisions of the U.S.	41,260	30	2,743	38,547
Mortgage-backed obligations of federal agencies	161,160	172	23,914	137,418
Corporate debt securities	30,550	-	3,260	27,290
Total Securities Available for Sale	$391,524	$202	$39,515	$352,211

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$35,048	$-	$2,167	$32,881
U. S. Government sponsored enterprises	133,487	-	8,784	124,703
Securities issued by States and political subdivisions of the U.S.	41,341	145	2,725	38,761
Mortgage-backed obligations of federal agencies	168,468	173	23,568	145,073
Corporate debt securities	30,550	25	3,319	27,256
Total Securities Available for Sale	$408,894	$343	$40,563	$368,674

There was no allowance for credit losses on available for sale securities at June 30, 2024 and December 31, 2023.

The amortized cost and fair value of securities at June 30, 2024, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$87,343	$85,641
Due after one year through five years	106,110	96,982
Due after five years	64,264	56,777
Due after ten years	133,807	112,811
Total	$391,524	$352,211

There were no sales of available for sale securities in the first six months of 2024 or 2023.

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2024 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$116	$8	$28,001	$1,935	$28,117	$1,943
U.S. Government sponsored enterprises	-	-	120,839	7,655	120,839	7,655
Securities issued by States and political subdivisions of the U.S.	3,449	63	31,195	2,680	34,644	2,743
Mortgage-backed obligations of federal agencies	-	-	132,935	23,914	132,935	23,914
Corporate debt securities	496	4	26,794	3,256	27,290	3,260
Total	$4,061	$75	$339,764	$39,440	$343,825	$39,515

Unrealized losses at June 30, 2024 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of their amortized cost basis, which may be at maturity.

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

The Company had securities with a market value of $206.6 million pledged to the Federal Reserve Discount Window as of June 30, 2024. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first six months of 2024.

As of June 30, 2024, other investments consisted of stock in the Federal Home Loan Bank of Atlanta (“FHLB”) (carrying basis $1.9 million), stock in the Federal Reserve Bank (carrying basis $1.1 million), and various other investments (carrying basis $719 thousand). The sale of these securities is restricted.  The fair values of these securities are estimated to approximate their carrying value as of June 30, 2024.

As of June 30, 2024, the Bank held investments in eleven low-income housing and historic equity partnerships (carrying basis of $4.7 million) and reported in other assets on the consolidated balance sheet. The interests in low-income housing and historic equity partnerships have limited transferability. The fair values of these investments are estimated to approximate their carrying value as of June 30, 2024. The Company was committed to invest an additional $524 thousand in three low-income housing limited partnerships on June 30, 2024. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
1-4 Family residential construction	$24,478	$30,488
Other construction, land development and land	58,062	47,749
Secured by farmland	81,326	81,657
Home equity – open end	45,743	45,749
Real estate	207,355	200,629
Home Equity – closed end	6,405	4,835
Multifamily	11,044	8,203
Owner-occupied commercial real estate	87,282	92,362
Other commercial real estate	99,265	106,181
Agricultural loans	15,210	14,405
Commercial and industrial	52,466	44,329
Credit Cards	3,319	3,252
Automobile loans	116,770	122,924
Other consumer loans	12,952	14,376
Municipal loans	5,325	5,625
Gross loans	827,002	822,764
Unamortized net deferred loan fees	(662)	(672)
Less allowance for credit losses	7,815	8,321
Net loans	$818,525	$813,771

The table above does not include loans held for sale of $4.0 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.8 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively. For the quarter ended June 30, 2024, and the year ended December 31, 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $296.9 million and $289.1 million as of June 30, 2024, and December 31, 2023, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables show the aging of the Company’s loan portfolio, by class, for the periods indicated (dollars in thousands):

Age Analysis of Past Due Loans As of June 30, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$439	$24,039	$24,478
Other construction, land development and land	164	-	1	15	57,882	58,062
Secured by farmland	-	-	-	53	81,273	81,326
Home equity – open end	153	153	-	309	45,128	45,743
Real estate	900	495	-	645	205,315	207,355
Home Equity – closed end	-	-	-	-	6,405	6,405
Multifamily	-	-	-	-	11,044	11,044
Owner-occupied commercial real estate	19	-	-	4,860	82,403	87,282
Other commercial real estate	-	-	-	-	99,265	99,265
Agricultural loans	-	-	-	150	15,060	15,210
Commercial and industrial	64	68	-	665	51,669	52,466
Credit Cards	16	9	1	-	3,293	3,319
Automobile loans	1,703	342	14	396	114,315	116,770
Other consumer loans	64	80	-	38	12,770	12,952
Municipal loans	-	-	-	-	5,325	5,325
Gross loans	3,083	1,147	16	7,570	815,186	827,002
Less: Unamortized net deferred loan fees	-	-	-	-	(662)	(662)
Loans held for investment	$3,083	$1,147	$16	$7,570	$814,524	$826,340

Age Analysis of Past Due Loans As of December 31, 2023
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$440	$30,048	$30,488
Other construction, land development and land	-	-	-	528	47,221	47,749
Secured by farmland	-	-	-	596	81,061	81,657
Home equity – open end	595	74	-	217	44,863	45,749
Real estate	2,125	425	-	701	197,378	200,629
Home Equity – closed end	41	-	-	-	4,794	4,835
Multifamily	-	-	-	-	8,203	8,203
Owner-occupied commercial real estate	1,482	-	-	3,000	87,880	92,362
Other commercial real estate	92	887	-	-	105,202	106,181
Agricultural loans	10	-	-	73	14,322	14,405
Commercial and industrial	75	39	25	622	43,568	44,329
Credit Cards	35	7	6	-	3,204	3,252
Automobile loans	1,137	481	-	237	121,069	122,924
Other consumer loans	151	14	-	24	14,187	14,376
Municipal loans	-	-	-	-	5,625	5,625
Gross loans	5,743	1,927	31	6,438	808,625	822,764
Less: Unamortized net deferred loan fees	-	-	-	-	(672)	(672)
Loans held for investment	$5,743	$1,927	$31	$6,438	$807,953	$822,092

There were $7.6 million and $6.4 million in nonaccrual loans at June 30, 2024 and December 31, 2023, respectively.  There was no income recognized on nonaccrual loans during the six months ended June 30, 2024 and year ended December 31, 2023.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	June 30, 2024			December 31, 2023
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
1-4 Family residential construction	$-	$439	$439	$-	$440	$440
Other construction, land development and land	15	-	15	528	-	528
Secured by farmland	53	-	53	596	-	596
Home equity – open end	309	-	309	217	-	217
Real estate	645	-	645	701	-	701
Owner-occupied commercial real estate	3,555	1,305	4,860	-	3,000	3,000
Agricultural loans	150	-	150	73	-	73
Commercial and industrial	665	-	665	25	597	622
Automobile loans	396	-	396	237	-	237
Other consumer loans	38	-	38	24	-	24
Total loans	$5,826	$1,744	$7,570	$2,401	$4,037	$6,438

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

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty

For the Quarter Ended June 30, 2024

	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	$24	13.0	0.02%
Automobile loans	59	4.3	0.05%
Total Term Extension	$83	6.9	0.05%

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty

For the Year Ended December 31, 2023

	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	$45	13.0	0.05%
Automobile loans	68	4.5	0.06%
Total Term Extension	$113	7.9	0.05%

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a troubled loan modification to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. No loan or lease modifications to borrowers experiencing financial difficulty had a payment default at June 30, 2024 or December 31, 2023. As of June 30, 2024 and December 31, 2023, $18 thousand and $159 thousand in loans modified and designated as a troubled loan modification were past due.

As of June 30, 2024, the Company did not have any unfunded commitments on loans modified and designated as troubled loan modifications.

Collateral-Dependent Disclosures

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral-Dependent Loans
	June 30, 2024
	Real Estate	Business/Other Assets
1-4 Family residential construction	$439	$-
Owner-occupied commercial real estate	4,860	-
Commercial and industrial	-	605
Total loans	$5,299	$605

	Collateral-Dependent Loans
	December 31, 2023
	Real Estate	Business/Other Assets
1-4 Family residential construction	$440	$-
Other construction, land development and land	511	-
Secured by farmland	596	-
Owner-occupied commercial real estate	3,000	-
Commercial and industrial	-	597
Total loans	$4,547	$597

The following tables present the loan portfolio by segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	June 30, 2024
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$439	$24,039	$24,478	$362	$240	$602
Other construction, land development and land	-	58,062	58,062	-	1,448	1,448
Secured by farmland	-	81,326	81,326	-	817	817
Home equity – open end	-	45,743	45,743	-	177	177
Real estate	-	207,355	207,355	-	780	780
Home Equity – closed end	-	6,405	6,405	-	102	102
Multifamily	-	11,044	11,044	-	251	251
Owner-occupied commercial real estate	4,860	82,422	87,282	75	773	848
Other commercial real estate	-	99,265	99,265	-	174	174
Agricultural loans	-	15,210	15,210	-	22	22
Commercial and industrial	605	51,861	52,466	-	801	801
Credit Cards	-	3,319	3,319	-	83	83
Automobile loans	-	116,770	116,770	-	1,469	1,469
Other consumer loans	-	12,952	12,952	-	225	225
Municipal loans	-	5,325	5,325	-	16	16
Gross loans	5,904	821,098	827,002	437	7,378	7,815
Less: Unamortized net deferred loan fees	-	-	(662)	-	-	-
Net loans held for investment	$5,904	$821,098	$826,340	$437	$7,378	$7,815

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$440	$30,048	$30,488	$363	$351	$714
Other construction, land development and land	511	47,238	47,749	-	1,287	1,287
Secured by farmland	596	81,061	81,657	-	815	815
Home equity – open end	-	45,749	45,749	-	180	180
Real estate	-	200,629	200,629	-	810	810
Home Equity – closed end	-	4,835	4,835	-	77	77
Multifamily	-	8,203	8,203	-	181	181
Owner-occupied commercial real estate	3,000	89,362	92,362	263	958	1,221
Other commercial real estate	-	106,181	106,181	-	166	166
Agricultural loans	-	14,405	14,405	-	20	20
Commercial and industrial	597	43,732	44,329	351	683	1,034
Credit Cards	-	3,252	3,252	-	81	81
Automobile loans	-	122,924	122,924	-	1,443	1,443
Other consumer loans	-	14,376	14,376	-	292	292
Municipal loans	-	5,625	5,625	-	-	-
Gross loans	5,144	817,620	822,764	977	7,344	8,321
Less: Unamortized net deferred loan fees	-	-	(672)	-	-	-
Net loans held for investment	$5,144	$817,620	$822,092	$977	$7,344	$8,321

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

Description of the Company’s credit quality indicators:

Pass: Loans in all classes that make up the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024 (dollars in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$-	$-	$-	$24,039	$24,039
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	439	439
Total 1-4 Family residential construction	-	-	-	-	-	-	24,478	24,478
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	1,568	7,873	8,954	4,694	1,779	9,522	22,473	56,863
Watch	-	-	-	-	-	-	670	670
Substandard	-	-	-	-	-	529	-	529
Total Other construction, land development and land	1,568	7,873	8,954	4,694	1,779	10,051	23,143	58,062
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	2,802	10,321	13,932	13,270	26,263	9,276	2,890	78,754
Watch	-	-	1,748	-	-	771	-	2,519
Substandard	-	-	-	-	-	53	-	53
Total Secured by farmland	2,802	10,321	15,680	13,270	26,263	10,100	2,890	81,326
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	140	44,957	45,097
Watch	-	-	-	-	-	-	286	286
Substandard	-	-	-	-	-	-	360	360
Total Home equity - open end	-	-	-	-	-	140	45,603	45,743
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	11,902	56,841	46,378	14,415	12,025	62,643	530	204,734
Watch	-	-	83	-	-	-	-	83
Substandard	-	-	-	534	-	2,004	-	2,538
Total Real estate	11,902	56,841	46,461	14,949	12,025	64,647	530	207,355
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	418	2,570	364	111	995	1,947	-	6,405
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home Equity - closed end	418	2,570	364	111	995	1,947	-	6,405
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	2,145	-	2,675	1,357	886	1,611	2,370	11,044
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	2,145	-	2,675	1,357	886	1,611	2,370	11,044
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	1,761	2,455	17,470	16,915	6,906	24,287	4,198	73,992
Watch	-	-	-	-	-	767	-	767
Substandard	-	-	-	-	-	8,671	3,852	12,523
Total Owner-occupied commercial real estate	1,761	2,455	17,470	16,915	6,906	33,725	8,050	87,282
Current period gross write-offs	-	-	-	-	-	-	-	-

Other commercial real estate
Pass	837	9,692	29,370	12,078	4,850	31,950	612	89,389
Watch	7,953	-	-	-	-	1,836	-	9,789
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	8,790	9,692	29,370	12,078	4,850	33,873	612	99,265
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Agricultural loans
Pass	1,946	2,545	2,185	439	248	17	7,633	15,013
Watch	-	-	16	-	31	-	150	197
Substandard	-	-	-	-	-	-	-	-
Total Agricultural loans	1,946	2,545	2,201	439	279	17	7,783	15,210
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	1,567	5,984	7,927	4,524	1,278	612	23,646	45,538
Watch	-	-	110	42	-	-	6,036	6,188
Substandard	-	-	68	612	-	-	60	740
Total Commercial and industrial	1,567	5,984	8,105	5,178	1,278	612	29,742	52,466
Current period gross write-offs	-	-	133	47	24	5	-	209

Credit Cards
Pass	-	-	-	-	-	-	3,318	3,318
Substandard	-	-	-	-	-	-	1	1
Total Credit cards	-	-	-	-	-	-	3,319	3,319
Current period gross write-offs	-	-	-	-	-	-	21	21

Automobile loans
Pass	17,564	45,646	31,633	14,625	4,957	1,949	-	116,374
Watch	-	-	-	-	-	-	-	-
Substandard	-	113	87	170	21	5	-	396
Total Automobile loans	17,564	45,759	31,720	14,795	4,978	1,954	-	116,770
Current period gross write-offs	6	556	389	176	64	32	-	1,223

Other consumer loans
Pass	2,338	4,139	3,751	1,545	468	315	356	12,912
Watch	-	-	-	-	-	-	-	-
Substandard	-	8	7	10	12	3	-	40
Total Other consumer loans	2,338	4,147	3,758	1,555	480	318	356	12,952
Current period gross write-offs	-	20	32	11	3	1	-	67

Municipal loans
Pass	-	-	118	849	1,065	3,293	-	5,325
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	118	849	1,065	3,293	-	5,325
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$52,801	$148,187	$166,876	$86,190	$61,784	$162,288	$148,876	$827,002
Less: Unamortized net deferred loan fees								(662)
Loans held for investment								$826,340

Current period gross write-offs	$6	$576	$554	$234	$91	$38	$21	$1,520

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

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the periods indicated, (dollars in thousands).

	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$(112)	$602
Other construction, land development and land	1,287	-	-	161	1,448
Secured by farmland	815	-	-	2	817
Home equity – open end	180	-	25	(28)	177
Real estate	810	-	3	(33)	780
Home Equity – closed end	77	-	-	25	102
Multifamily	181	-	-	70	251
Owner-occupied commercial real estate	1,221	-	-	(373)	848
Other commercial real estate	166	-	-	8	174
Agricultural loans	20	-	-	2	22
Commercial and industrial	1,034	209	42	(66)	801
Credit Cards	81	21	15	8	83
Automobile loans	1,443	1,223	377	872	1,469
Other consumer loans	292	67	71	(71)	225
Municipal loans	-	-	-	16	16
Total loans	$8,321	$1,520	$533	$481	$7,815

Allowance for Credit Losses and Carrying Amount of Loans For the Year Ended December 31, 2023
	Beginning Balance	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$324	$109	$70	$1	$350	$714
Other construction, land development and land	694	602	-	-	(9)	1,287
Secured by farmland	571	311	-	-	(67)	815
Home equity – open end	446	(189)	-	3	(80)	180
Real estate	1,389	(184)	19	2	(378)	810
Home Equity – closed end	39	96	-	-	(58)	77
Multifamily	71	182	-	-	(72)	181
Owner-occupied commercial real estate	992	280	-	-	(51)	1,221
Other commercial real estate	1,023	(582)	-	-	(275)	166
Agricultural loans	80	(58)	-	-	(2)	20
Commercial and industrial	368	338	33	2	359	1,034
Credit Cards	68	26	69	37	19	81
Automobile loans	1,790	(257)	1,804	514	1,200	1,443
Other consumer loans	81	103	93	55	146	292
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$2,088	$614	$1,082	$8,321

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over  their estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $575 thousand at June 30, 2024 and $690 thousand at December 31, 2023 is separately classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods indicated (dollars in thousands).

	2024	2023
Balance as of January 1	$690	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	-	747
Recovery of credit losses – unfunded commitments	(115)	-
Balance as of June 30	$575	$747

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

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term.  The Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company has four operating leases for office properties.

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2024
Lease Liabilities	$659
Right-of-use assets	$628
Weighted average remaining lease term (years)	1.04 years
Weighted average discount rate	3.41%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$23	$43	$75	$83
Total lease cost	$23	$43	$75	$83
Cash paid for amounts included in the measurement of lease liabilities	$30	$47	$89	$105

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

June 30 , 2024
Six months ending December 31, 2024	$80
Twelve months ending December 31, 2025	125
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Thereafter	406
Total undiscounted cash flows	$794
Discount	(135)
Lease liabilities	$659

NOTE 6 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (“OREO”) activity for the six months ended June 30, 2024 and 2023 (dollars in thousands).

	2024	2023
Balance as of January 1	$55	$-
Purchase of foreclosed real estate	-	-
Loans transferred to OREO	-	-
Proceeds from sale of OREO	(76)	-
Gain on sales of OREO	21	-
Balance as of June 30	$-	$-

The Company did not have any other real estate owned at June 30, 2024 or 2023.

NOTE 7 SHORT-TERM DEBT

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There was $20.0 million and $60.0 million in short-term debt at June 30, 2024 and December 31, 2023, respectively.

NOTE 8 LONG-TERM DEBT

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $7.0 and $6.9 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 9 MORTGAGE BANKING DERIVATIVES

Loans Held for Sale (“LHFS”)

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to a permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $4.0 million as of June 30, 2024, of which $4.0 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The Company locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs on a best-efforts basis, thus limiting interest rate risk. Certain additional risks exist if the investor fails to meet its purchase obligation; however, based on historical performance and the size and nature of the investors, the Company does not expect them to fail to meet their obligation. The Company determines the fair value of the IRLCs based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis while taking into consideration the probability that the loan commitments will close.

The fair value of these derivative instruments is reported in Other assets in the consolidated balance sheet at June 30, 2024, and totaled $2 thousand, with a notional amount of $9.7 million and total positions of 31. The fair value of the IRLCs at December 31, 2023 totaled $81 thousand, with a notional amount of $6.2 million and total positions of 22. Changes in fair value are recorded as a component of Mortgage banking income in the consolidated income statement for the period ended June 30, 2024 and 2023. The Company’s IRLCs are classified as Level 2. At June 30, 2024 and 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best-efforts basis.

The Company elects the fair value option for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments reported in Other assets in the consolidated balance sheet at June 30, 2024 totaled $55 thousand, with a notional amount of $15.3 million and total positions of 49. The fair value of forward sales commitments reported in Other liabilities in the consolidated balance sheet at December 31, 2023 totaled $22 thousand, with a notional amount of $7.3 million and total positions of 27.

NOTE 10 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended June 30, 2024
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(32,784)	$757	$(32,027)
Change in unrealized securities gains, net of tax expense of $460	1,729	-	1,729
Balance at June 30, 2024	$(31,055)	$757	$(30,298)

	For the three months ended June 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(37,735)	$439	$(37,296)
Change in unrealized securities gains, net of tax benefit of $19	71	-	71
Balance at June 30, 2023	$(37,664)	$439	$(37,225)

	For the six months ended June 30, 2024
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(31,774)	$757	$(31,017)
Change in unrealized securities gains, net of tax benefit of $188	719	-	719
Balance at June 30, 2024	$(31,055)	$757	$(30,298)

	For the six months ended June 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities gains, net of tax benefit of $742	2,787	-	2,787
Balance at June 30, 2023	$(37,664)	$439	$(37,225)

There were no reclassification adjustments reported on the consolidated statements of income during the three or six months ended June 30, 2024 or 2023.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available for Sale Securities (“AFS Securities”) - AFS Securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company contracts annually with a third-party portfolio accounting service vendor for valuation of its securities portfolio. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each security and is therefore excluded from the following table.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods indicated (dollars in thousands):

June 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$3,958	$-	$3,958	$-
U. S. Treasury securities	28,117	-	28,117	-
U.S. Government sponsored enterprises	120,839	-	120,839	-
Securities issued by States and political subdivisions of the US	38,547	-	38,547	-
Mortgage-backed obligations of federal agencies	137,418	-	137,418	-
Corporate debt securities	27,290	-	27,290	-
IRLC	55	-	55	-
Forward sales commitments	2	-	2	-
Assets at Fair Value	$356,226	$-	$356,226	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,119	$-	$1,119	$-
U. S. Treasury securities	32,881	-	32,881	-
U.S. Government sponsored enterprises	124,703	-	124,703	-
Securities issued by States and political subdivisions of the US	38,761	-	38,761	-
Mortgage-backed obligations of federal agencies	145,073	-	145,073	-
Corporate debt securities	27,256	-	27,256	-
IRLC	81	-	81	-
Assets at Fair Value	$369,874	$-	$369,874	$-

Liabilities:
Forward sales commitments	$22	$-	$22	$-
Liabilities at Fair Value	$22	$-	$22	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral-Dependent Loans with an ACL - In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral-dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral-dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Other Real Estate Owned (“OREO”) -  OREO  is initially recorded at fair value less estimated selling costs. Fair value of OREO is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had no OREO at June 30, 2024 and OREO with a carrying value of $55 thousand at December 31, 2023.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

June 30, 2024		Fair Value Measurements Using:
Collateral-dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	1,230	-	-	1,230
Total collateral-dependent loans with an ACL	$1,307	$-	$-	$1,307

December 31, 2023		Fair Value Measurements Using:
Collateral-dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,737	-	-	2,737
Commercial and industrial	246	-	-	246
Total collateral-dependent loans with an ACL	$3,060	$-	$-	$3,060
OREO	$55	$-	$-	$55

The following table presents information about Level 3 Fair Value Measurements for the periods indicated (dollars in thousands):

June 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
1-4 family residential construction	$77	Discounted appraised value	Discount for marketability (25%) and selling costs (25%)
Owner-occupied commercial real estate	1,230	Discounted appraised value	Discount for marketability (25%) and selling costs (10%)

December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs
1-4 family residential construction	$77	Discounted appraised value	Discount for marketability (25%) and selling costs (10%)
Owner-occupied commercial real estate	2,737	Discounted appraised value	Discount for marketability (25%) and selling costs (8%)
Commercial and industrial	246	Discounted appraised value	Discount for marketability (65%) and selling costs (6%)
OREO	55	Discounted appraised value	Discount for marketability (60%) and selling costs (10%)

	June 30, 2024 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$50,459	$50,459	$-	$-	$50,459
Securities	352,211	-	352,211	-	352,211
Loans held for sale	3,958	-	3,958	-	3,958
Loans held for investment, net	826,340	-	-	798,078	798,078
Interest receivable	5,123	-	5,123	-	5,123
Bank owned life insurance	23,235	-	23,235	-	23,235
IRLC	55	-	55	-	55
Forward sales commitments	2	-	2	-	2
Liabilities:
Deposits	$1,185,257	$-	$1,183,671	$-	$1,183,671
Short-term debt	20,000	-	-	20,000	20,000
Long-term debt	6,954	-	-	6,811	6,811
Interest payable	2,161	-	2,161	-	2,161

	December 31, 2023 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$23,717	$23,717	$-	$-	$23,717
Securities	368,674	-	368,674	-	368,674
Loans held for sale	1,119	-	1,119	-	1,119
Loans held for investment, net	822,092	-	-	793,440	793,440
Interest receivable	5,034	-	5,034	-	5,034
Bank owned life insurance	22,878	-	22,878	-	22,878
IRLC	81	-	81	-	81
Liabilities:
Deposits	$1,133,236	$-	$1,131,747	$-	$1,131,747
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,932	-	-	6,761	6,761
Interest payable	1,592	-	1,592	-	1,592
Forward sales commitments	22	-	22	-	22

NOTE 12 EMPLOYEE BENEFITS

Defined Benefit Pension Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The plan was amended on February 15, 2023 to stop the accrual of future benefits and was terminated on June 1, 2024. The following is a summary of net periodic pension costs for the three and six-month periods ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$-	$-	$-	$-
Interest cost	79	92	158	184
Expected return on plan assets	(98)	(130)	(196)	(260)
Recognized net actuarial gain	(5)	-	(10)	-
Net periodic pension cost	$(24)	$(38)	$(48)	$(76)

Stock Incentive Plan

The Company grants stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan and 2023 Directors Stock Incentive Plan. On March 7, 2024, the Company’s Compensation Committee awarded 33,568 shares with a fair value of $597 thousand from the 2020 Stock Incentive Plan to selected employees. These shares vest 25% over each of the next four years. In the three months ended June 30, 2024, no shares were granted or vested to employees, and they forfeited 5,755 shares. Unrecognized compensation expense related to the nonvested restricted stock as of June 30, 2024 totaled $978 thousand. In the three and six-months ended June 30, 2024, no shares were granted to directors. Shares granted to directors vest at issuance and compensation expense is recognized immediately.

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

Card services and interchange income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately when the transaction occurs, or by month-end. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for June 30, 2024 and 2023 consisted of the following (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Noninterest income
Service charges on deposit accounts	$292	$274	$565	$499
Investment services and insurance income	629	357	1,211	866
Title insurance income	427	359	730	594
Card services and interchange income	801	797	1,527	1,488
Other	83	177	139	198
Within scope of ASC 606	2,232	1,964	4,172	3,645
Not within scope of ASC 606	754	943	1,156	1,452
Total noninterest income	$2,986	$2,907	$5,328	$5,097

Note 14 SUBSEQUENT EVENTS

On July 26, 2024, Kevin Russell, Executive Vice President of the Bank and President of Mortgage, Title and Financial Services announced his separation from the Bank by mutual agreement. The Bank agreed to provide a severance agreement of $219,390 in recognition of his service. Mr. Russell's last day of employment will be August 30, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (“Company”), incorporated in Virginia in 1983, is a financial holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, which provides financial services through its wholly-owned subsidiaries, Farmers & Merchants Bank (“Bank”) and VSTitle (“VST’). As well as the Bank’s wholly-owned subsidiaries, VBS Mortgage LLC (dba “F&M Mortgage”), and TEB Life Insurance Company (“TEB”), and Farmers & Merchants Financial Services (“FMFS”). TEB was dissolved on November 8, 2023. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank.

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its fourteen branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). The former operations of FMFS now operates as a division of the Bank to provide brokerage services and property/casualty insurance. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock, and Winchester, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg and Charlottesville, Virginia.

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

Forward-Looking Statements

Certain statements in this report may contain “forward-looking statements” as defined by federal securities laws, which are subject to significant risks and uncertainties. These include statements regarding future plans, strategies, results, or expectations that are not historical facts, and are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “project,” “plan,” or similar expressions or other statements concerning opinions or judgments of the Company and its management about future events. These statements are based on estimates and assumptions, and our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Our actual results could differ materially from those contemplated by these forward-looking statements.

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

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of June 30, 2024 were unchanged from the policies disclosed in the 2023 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Second Quarter Income Statement Discussion

Net income for second quarter 2024 was $3.0 million or $0.86 per share, compared to $1.2 million or $0.35 per share for first quarter 2024, an increase of $1.8 million or $0.51 per share. The improvement in net income is attributed primarily to a recovery of credit losses of $458,000 in the second quarter compared to a provision of $823,000 in the first quarter. Also contributing to the improvement, net interest income was $70,000 higher than in the first quarter. Additionally, noninterest income increased by $644,000 to just under $3.0 million in the second quarter and noninterest expenses declined by $275,000. Due to the improved results, income tax expense increased by $472,000.

Net income increased by $2.8 million or $0.79 per share from the $241,000 or $0.07 per share reported for second quarter 2023. The improved results reflect an increase of $422,000 in net interest income, a decrease of $997,000 in the provision for credit losses, an increase of $79,000 in noninterest income and a reduction of $2.2 million in noninterest expenses. Results for second quarter 2023 included a pre-tax severance accrual of $773,000 which lowered net income by $611,000.

For second quarter 2024, net interest income totaled $8.2 million, an increase of $70,000 from first quarter 2024, as a $143,000 increase in interest income outpaced a $73,000 increase in interest expense. Net interest margin for the quarter was 2.72%, up eight basis points on a linked quarter basis. Higher loan balances and repricing of adjustable-rate loans contributed to a $142,000 increase in loan interest income, which represented most of the increase in interest income and increased the earning asset yield by twelve basis points to 5.19%. Cost of funds increased by six basis points to 2.51%. Total interest expense increased by $73,000, a combination of a $614,000 increase in interest expense on deposits and a $542,000 decrease on interest expense on short-term debt. The increase in interest expense on deposits resulted from growth in time deposit balances and higher rates paid on new time deposits. This was partially offset by the decrease in interest expense on short-term debt as Federal Home Loan Bank advances declined from $60.0 million on March 31, 2024, to $20.0 million on June 30, 2024.

Compared to second quarter 2023, net interest margin increased by eight basis points as the earning asset mix shifted from cash and investments to loans. Loans as a percentage of earning assets increased to 68% in second quarter 2024 from 65% in second quarter 2023. Interest income increased $2.1 million, and the earning asset yield increased by 0.55% due to higher average balances and interest rates on loans, federal funds sold and interest-bearing cash balances. Interest expense grew by $1.7 million due to growth in both the average balances of and rates paid on time deposits causing the cost of funds to increase by 0.76%.

During second quarter 2024, the Bank recorded a $458,000 recovery of credit losses compared to an $823,000 provision for credit losses in first quarter 2024 and a $539,000 provision in second quarter 2023. The current quarter recovery was the result of the release of $608,000 in reserves related to the improvement in the collateral value on a $4.2 million individually evaluated loan relationship, net loan charge-offs of $180,000, slower loan growth and an improvement to the experience, depth and ability of the lending management qualitative factor used in the Bank’s Allowance for Credit Losses on Loans (“ACLL”) model. By comparison, net charge-offs were $807,000 in first quarter 2024 and $344,000 in second quarter 2023. Also, gross loans grew more during those periods, by $3.8 million in first quarter 2024 and $19.3 million in second quarter 2023. On June 30, 2024, the ACLL totaled $7.8 million or 0.95% of gross loans outstanding.

Noninterest income, which includes gains and losses, totaled $3.0 million for second quarter 2024, an increase of $644,000 from first quarter 2024. Several categories of noninterest income increased on a linked-quarter basis. Service charges on deposits increased by $18,000, investment services and insurance income increased by $48,000, mortgage banking income increased by $375,000, title insurance income increased by $124,000, and card services and interchange income increased by $75,000. The other categories of noninterest income combined to increase noninterest income by $5,000.

Compared to second quarter 2023, noninterest income increased by $79,000. The increase resulted from increases of $18,000 in service charges on deposit accounts, $272,000 in investment services and insurance income, $236,000 in mortgage banking income, and $68,000 in title insurance income. There was a decrease of $436,000 in income from bank owned life insurance due to a gain received upon the death of a retired bank officer in 2023. Also, other operating income declined by $91,000. Smaller year-over-year changes in other categories netted to increase noninterest income by another $12,000.

Noninterest expenses totaled $8.2 million for second quarter 2024, compared to $8.4 million in first quarter 2024, a decrease of $275,000. During second quarter 2024, the Bank recognized $577,000 in gains from lump sum pension distributions, which drove a decrease in employee benefits expense of $514,000. There were decreases of $69,000 in ATM and check card fees, and $12,000 in legal and professional fees. These decreases offset increases of $65,000 in salary expense, $27,000 in occupancy expenses, $33,000 in equipment expense, $21,000 in other real estate owned expenses, $19,000 in telecommunications and data processing expenses, $24,000 in directors’ fees and $126,000 in other operating expenses. There were other changes in noninterest expense categories that combined to increase total noninterest expenses by $5,000.

Compared to the same quarter in 2023, noninterest expenses declined $2.2 million. As a result of the early retirement program that was implemented in 2023, salary expense declined by $1.2 million. Employee benefits expense declined by $684,000 due to the combination of the early retirement program and gains received from pension lump sum distributions. There were decreases of $46,000 in equipment expense, $141,000 in marketing expense, $71,000 in legal and professional fees, $88,000 in ATM and check card fees, and $144,000 in other operating expenses. Offsetting these decreases were increases of $88,000 in occupancy expense, $89,000 in FDIC insurance expense, and $41,000 in bank franchise tax expense. The remaining categories combined to increase noninterest expenses by $8,000.

Year-to-Date Income Statement Discussion

Net income for the six months ended June 30, 2024 was $4.2 million or $1.21 per share, compared to $1.3 million or $0.37 per share for the same period in 2023, an increase of $2.9 million or $0.84 per share. Return on average assets was 0.65% and return on average equity was 10.96% for the first half of 2024. Both ratios are higher than those reported for the first six months of 2023. The improvement in net income is attributed primarily to lower noninterest expenses, which declined by $2.8 million to $16.6 million. Net interest income and noninterest income also improved by $709,000 and $231,000, respectively. The year-to-date provision for credit losses decreased from $539,000 in 2023 to $366,000 in 2024.

In the first half of 2024, net interest income totaled $16.3 million, an increase of $709,000 from 2023, as a $4.7 million increase in interest income outpaced a $4.0 million increase in interest expense. Net interest margin was 2.70%, up one basis point from the 2.69% reported for the first half of 2023. Higher loan balances and repricing of adjustable-rate loans contributed to a $4.5 million increase in loan interest income, which represented most of the increase in interest income and increased the earning asset yield by  fifty-eight basis points to 5.15%. Cost of funds increased by fifty-eight basis points to 2.49%. Total interest expense increased by $4.0 million, due to growth in both the average balances of and rates paid on time deposits.

During the first six months of 2024, the Bank recorded a $366,000 provision for credit losses compared to a $539,000 provision for credit losses in the same period in 2023. The provision was the result of $987,000 in net charge-offs, which were partially offset by the release of $608,000 in reserves related to improvement in the collateral value of a $4.2 million individually evaluated loan relationship.

Noninterest income, which includes gains and losses, totaled $5.3 million for the first half of 2024, an increase of $231,000 from the first half of 2023. Several categories of noninterest income increased on a year-over-year basis. Service charges on deposit accounts increased by $66,000, investment services and insurance income increased by $345,000, mortgage banking income increased by $92,000, title insurance income increased by $136,000, and  card services and interchange fees increased by $39,000. Income on bank owned life insurance declined by $434,000 due to the gains received in 2023. Other categories of noninterest income combined to decrease noninterest income by $13,000.

Noninterest expenses totaled $16.6 million for first six months of 2024, compared to $19.4 million for the same period of 2023, a decrease of $2.8 million. Salary expense declined by $1.7 million due to cost savings associated with an early retirement program implemented in fourth quarter 2023. Employee benefits expense declined by $919,000 due to a combination of the early retirement program, $577,000 in gains from lump sum pension distributions, and a refund of $162,000 received in March 2024 due to better than projected group health insurance claims in 2023. There were declines of $228,000 in marketing expense, $145,000 in other operating expense, $80,000 in ATM and check card fees, and $62,000 in directors’ fees. There were increases of $132,000 in occupancy expenses, $201,000 in FDIC insurance expense and $63,000 in bank franchise tax expense. There were other changes in noninterest expense categories that combined to decrease total noninterest expenses by $3,000.

For the six months ended June 30, 2024 and June 30, 2023, there was income tax expense of $470,000 and an income tax benefit of $483,000, respectively. Our effective tax rate differs from the 21% federal statutory rate due to the impact of various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, including gains, tax credits from low-income housing tax credit investments, and the vesting of other stock-based compensation.

Net Interest Income and Net Interest Margin

For the first six months of 2024, tax equivalent net interest income1 totaled $16.4 million, an increase of $745,000 from the first six months of 2023.  As a result, the net interest margin increased by 0.01% to 2.70% from 2.69%. Tax equivalent interest income and fees on loans were $4.5 million higher due to higher rates on variable rate loans and an increase of $69.3 million in the average balance of loans and loans held for sale. Tax equivalent interest income from interest bearing deposits with other banks, Federal funds sold, and securities was $228,000 higher due to higher interest rates and average balances in Federal funds sold and interest bearing deposits with other banks. The earning asset yield for the first half of 2024 was 5.15% compared to 4.57% for the same period of 2023.

Interest expense increased by $4.0 million in the first six months of 2024 to $15.0 million, mostly due to higher market interest rates and an increase of $126.6 million in the average balances of time deposits. The growth in time deposits also caused a shift in the deposit mix from noninterest bearing demand and lower cost deposits into time deposits. As a result, the cost of funds increased to 2.49% for the period compared to 1.91% in 2023.

During the second quarter 2024, tax equivalent net interest income1 totaled $8.3 million, an increase of $440,000 from the second quarter 2023. The net interest margin was 2.72% and 2.65% for the three months ended June 30, 2024 and 2023, respectively. Tax equivalent interest income for the quarter was $15.8 million, up from $13.7 million for the same quarter last year.  The increase is due mostly to an additional $2.0 million in tax equivalent interest and fee income on loans resulting from an increase of $63.4 million in average balances of loans and loans held for sale.  Tax equivalent interest income from interest bearing deposits with other banks, Federal funds sold, and securities grew by $107,000 but the average balances declined by $23.2 million due to bond maturities and principal paydowns.  The growth in the loan portfolio coupled with the decline in bonds resulted in a shift in the earning asset mix.  For the second quarter 2024, average loans represented 68% of average earning assets compared to 65% in the second quarter 2023.  Thanks to this shift and higher market interest rates, the earning asset yield for the current quarter was 5.19% compared to 4.64% for the prior year quarter.

Total interest expense for second quarter 2024 was $7.5 million, an increase of $1.7 million from second quarter 2023. Higher interest expense on time deposits was the driver of this increase. Interest expense on time deposits grew by $2.3 million while the expense on interest bearing demand and savings and money market accounts declined by $557,000.  This is a result of higher rates paid on time deposits coupled with a shift in funding away from lower costing deposits to time deposits.

Comparing the two quarters, average balances on noninterest bearing and low costing deposits declined by a combined $90.4 million and the average balance of time deposits grew by $137.6 million.  This resulted in an increase in the cost of funds to 2.51% in the second quarter 2024 from 1.75% in the same quarter 2023.

________________________

1 Tax equivalent net interest income is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most closely related GAAP measure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023			Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]	Average Balance[5]	Income/ Expense	Average Rates[1]
INTEREST INCOME
Loans held for investment[2,3,4]	$824,683	$26,866	6.55%	$757,217	$22,394	5.96%	$825,838	$13,504	6.58%	$764,531	$11,528	6.05%
Loans held for sale	2,992	64	4.30%	1,127	47	8.41%	3,186	46	5.81%	1,062	25	9.44%
Federal funds sold	13,317	373	5.63%	5,357	132	4.97%	15,794	216	5.50%	4,349	58	5.35%
Interest bearing deposits in banks and other investments	7,921	301	7.64%	5,240	191	7.35%	5,643	129	9.19%	4,811	102	8.50%
Investments
Taxable	360,436	3,356	1.87%	394,449	3,664	1.87%	355,381	1,656	1.87%	391,958	1,827	1.87%
Tax exempt[4]	16,244	452	5.60%	15,015	267	3.59%	16,226	226	5.60%	15,152	133	3.52%
Total Earning Assets	$1,225,593	$31,412	5.15%	$1,178,405	$26,695	4.57%	$1,222,068	$15,777	5.19%	$1,181,863	$13,673	4.64%

INTEREST EXPENSE
Deposits
Demand-interest bearing	134,453	1,165	1.74%	174,069	1,547	1.79%	129,652	559	1.73%	179,299	876	1.96%
Savings	490,727	6,468	2.65%	504,436	6,395	2.56%	483,811	3,178	2.64%	507,847	3,418	2.70%
Time deposits	263,146	5,655	4.32%	136,566	1,313	1.94%	289,014	3,214	4.47%	151,369	924	2.45%
Total interest-bearing deposits	888,326	13,288	3.01%	815,071	9,255	2.29%	902,477	6,951	3.10%	838,515	5,218	2.50%

Federal funds purchased	416	8	3.87%	609	17	5.63%	-	-	0.00%	861	12	5.59%
Short-term debt	52,829	1,442	5.49%	61,790	1,497	4.89%	33,076	454	5.52%	52,571	511	3.90%
Long-term debt	6,942	231	6.69%	6,901	228	6.66%	6,947	116	6.72%	6,906	116	6.74%
Total interest-bearing liabilities	$948,513	$14,969	3.17%	$884,371	$10,997	2.51%	$942,500	$7,521	3.21%	$898,853	$5,857	2.61%

Tax equivalent net interest income[6]		$16,443			$15,698			$8,256			$7,816

Net interest margin			2.70%			2.69%			2.72%			2.65%

___________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable investments and loans.
[5]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.
[6]	Tax equivalent net interest income is a non-GAAP financial measure. For more information, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”). The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies and are supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. Details on non-GAAP measures follow. These non-GAAP measures should not be viewed as a substitute for measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

	June 30, 2024		June 30, 2023
GAAP Financial Measurements:	Six Months	Three Months	Six Months	Three Months
Interest Income – Loans	$26,910	$13,540	$22,418	$11,542
Interest Income - Securities and Other Interest-Earnings Assets	4,387	2,180	4,198	2,092
Interest Expense – Deposits	(13,288)	(6,951)	(9,255)	(5,218)
Interest Expense - Other Borrowings	(1,681)	(570)	(1,742)	(639)
Total Net Interest Income	$16,328	$8,199	$15,619	$7,777

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	115	57	79	39
Total Tax Benefit on Tax-Exempt Interest Income	115	57	79	39
Tax Equivalent Net Interest Income	$16,443	$8,256	$15,698	$7,816

Balance Sheet Review

Overview

On June 30, 2024, assets totaled $1.31 billion, an increase of $15.0 million over December 31, 2023. Total loans increased by $4.2 million to $826.3 million, including increases of $8.3 million in residential mortgage loans, $10.3 million in other construction and land development loans, $8.1 million in commercial and industrial loans, $2.8 million in multifamily loans, and $1.0 million in loans to finance agriculture production. These increases were offset by decreases of $6.2 million in automobile loans, $6.0 million in residential construction loans, $1.4 million in other consumer loans, and $12.0 million in commercial real estate loans.

Investment securities decreased by $16.5 million due to paydowns on U.S. Agency mortgage-backed securities and expected bond maturities, combined with a decrease of $907,000 in unrealized loss on the bond portfolio. On June 30, 2024, the net unrealized loss was $39.3 million compared to $40.2 million on December 31, 2023.

Total deposits on June 30, 2024, were $1.19 billion, an increase of $52.0 million from the end of 2023, due to growth of $46.0 million in interest bearing deposits, specifically time deposits, and an increase of $6.0 million in noninterest bearing deposits.

Shareholders’ equity increased by $3.3 million to $81.6 million due to net income of $4.2 million, a decrease in accumulated other comprehensive loss of $719,000, and $102,000 in shares issued. These increases were offset by $1.8 million in dividends paid to shareholders.

Securities Available for Sale (“AFS”)

Our AFS securities portfolio is reported at fair value, which is determined based on market prices of similar instruments. The portfolio is made up of primarily U.S. Treasury, U.S Agency and mortgage-backed securities issued by federal agencies, as well as securities issued by municipal bonds and corporate debt securities. Total securities available for sale were $352.2 million at June 30, 2024, compared to $368.7 million at December 31, 2023.

This represents a decrease of $16.5 million or 4.5%. The average balance during the first half of 2024 was $376.7 million, compared to $409.5 million during the first half of 2023. The average AFS securities portfolio represented 30.7% and 34.7% of average earning assets in the first half of 2024 and 2023, respectively.  The decrease in AFS securities is primarily due to maturities and normal paydowns of mortgage-backed securities and municipal bond maturities. There are $74.6 million of scheduled maturities and paydowns expected in the second half of 2024 and $55.7 million in 2025.

Net unrealized losses related to the fair value of securities AFS decreased $907,000 in the first six months of 2024 to $39.3 million, from $40.2 million at December 31, 2023. The unrealized loss is driven by the increase in market interest rates, not credit quality. The weighted average life of the portfolio is 4.50 years.

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

Loans Held for Investment totaled $826.3 million at June 30, 2024 and increased $4.2 million from $822.1 million at December 31, 2023. As a percentage of average earning assets, average loans were 67.3% for the six months ended June 30, 2024, compared with 64.3% for the six months ended June 30, 2023.

Loans Held for Sale totaled $4.0 million at June 30, 2024, an increase of $2.8 million from $1.1 million at December 31, 2023.  Loans Held for Sale consists of F&M Mortgage loans, which are subject to changes in interest rates, seasonal fluctuations, and refinance activity. All the mortgage loans held for sale have been precommitted to investors, which minimizes the interest rate risk.

The Company’s loans held for investment portfolio is diversified with its largest segment being first-lien, amortizing residential mortgage loans representing 25.07% of total loans. Total commercial real estate loans, both owner and non-owner occupied constitute $186.5 million or 22.55% of the loan portfolio. Automobile loans originated by the Bank’s dealer finance division total $116.8 million and 14.12% of the portfolio. Following is a breakdown of the loan portfolio composition as of June 30, 2024, and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$24,478	2.96%	$30,488	3.71%
Other construction, land development and land	58,062	7.02%	47,749	5.80%
Secured by farmland	81,326	9.83%	81,657	9.92%
Home equity – open end	45,743	5.53%	45,749	5.56%
Real estate	207,355	25.07%	200,629	24.38%
Home Equity – closed end	6,405	0.77%	4,835	0.59%
Multifamily	11,044	1.34%	8,203	1.00%
Owner-occupied commercial real estate	87,282	10.55%	92,362	11.23%
Other commercial real estate	99,265	12.00%	106,181	12.91%
Agricultural loans	15,210	1.84%	14,405	1.75%
Commercial and industrial	52,466	6.34%	44,329	5.39%
Credit Cards	3,319	0.40%	3,252	0.40%
Automobile loans	116,770	14.12%	122,924	14.94%
Other consumer loans	12,952	1.57%	14,376	1.75%
Municipal loans	5,325	0.64%	5,625	0.68%
Gross loans	$827,002	100.00%	$822,764	100.00%
Unamortized deferred net loan fees	(662)		(672)
Loans held for sale	$826,340		$822,092

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

The current quarter recovery was the result of the release of $608,000 in reserves related to improvement in the collateral value of a $4.2 million individually evaluated loan relationship, net loan charge-offs of $180,000, slower loan growth, and an improvement to the experience, depth and ability of the lending management qualitative factor used in the Bank’s ACLL model. By comparison, net charge-offs were $807,000 in first quarter 2024 and $344,000 in second quarter 2023. Gross loans grew by $500,000 in second quarter 2024 and $3.8 million in first quarter 2024. On June 30, 2024, the ACLL totaled $7.8 million or 0.95% of gross loans outstanding compared to $8.3 million or 1.01% of gross loans outstanding at December 31, 2023.

The reserve for unfunded commitments decreased from $690,000 at December 31, 2023, to $575,000 at June 30, 2024, due to decreases in loan commitments of $10.3 million in commercial and industrial loans and $3.6 million in construction and land loans, which were offset by an increase of $2.1 million in commitments for 1-4 family residential construction and $3.1 million in owner-occupied commercial real estate.

Nonperforming Assets

Nonperforming loans include nonaccrual loans and loans 90 days or more past due. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Nonperforming loans totaled $7.6 million on June 30, 2024 compared to $6.5 million at December 31, 2023. On June 30, 2024 and December 31, 2023, nonperforming loans included a large relationship secured by owner occupied commercial real estate and equipment that totaled $4.2 million and $3.9 million, respectively. This relationship did not require an allowance for credit losses at June 30, 2024. Additionally, there were smaller loans totaling $3.4 million that were nonperforming at June 30, 2024. The non-performing coverage ratio decreased to 103.02% from 129.87%. See “Loans and Credit Quality” in Note 3 to the Consolidated Financial Statements for additional information about non-performing loans by segment.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Allowance for credit losses	$7,815	$8,321
Nonaccrual loans	$7,570	$6,438
Nonperforming loans	$7,586	$6,469
Nonperforming assets	$7,586	$6,524
Total loans	$826,340	$822,092

Allowance for credit losses to total loans	0.95%	1.01%
Nonaccrual loans to total loans	0.92%	0.78%
Allowance for credit losses to nonaccrual loans	103.24%	129.25%

Deposits and Other Borrowings

The Company's main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.19 billion and $1.13 billion at June 30, 2024 and December 31, 2023, respectively.  Noninterest bearing deposits increased $6.0 million while interest bearing deposits increased $46.0 million. Total deposits increased $52.0 million from the end of 2023, as the Bank was able to attract deposits by offering higher rates on time deposits.

The Bank participates in the CDARS (Certificate of Deposit Account Registry Service) and ICS (Insured Cash Sweep) programs. These programs, CDARS for certificates of deposit and ICS for demand and savings, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits.  At June 30, 2024 and December 31, 2023, the Company had a total of $258,000 in CDARS accounts; and, $87.4 million and $95.5 million in ICS accounts, respectively. At June 30, 2024, 11.34% of the Company’s total deposits were uninsured deposits.

Short-term borrowings

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, which is secured by the loan portfolio, can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. There was $20.0 million and $60.0 million of FHLB advances at June 30, 2024 and December 31, 2023, respectively.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.95 million and $6.93 million at June 30, 2024 and December 31, 2023.

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for June 30, 2024 was 5.13% and for December 31, 2023 was 4.58%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles. Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments.

At June 30, 2024, the Bank exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The Bank’s common equity Tier 1 and Tier 1 capital ratios were both 12.21%, its total capital ratio was 13.13%; the leverage ratio was 8.29%.

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

The Company’s on-balance sheet asset liquidity includes cash and cash equivalents, unpledged investment securities, and loans held for sale, which totaled $200.0 million at June 30, 2024, up from $178.0 million at December 31, 2023. The Bank had securities with a market value of $206.6 million and $215.6 million pledged to Federal Reserve Bank’s credit programs as of June 30, 2024 and December 31, 2023, respectively. The bank has not utilized these credit programs in 2024 or 2023.

The Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million at June 30, 2024, and December 31, 2023. The Bank has a secured line of credit with the Federal Home Loan Bank (FHLB) with available credit of $150.0 million as of June 30, 2024, and $90.1 million as of December 31, 2023. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank is scheduled to receive $74.6 million from bond paydowns and maturities by the end of 2024 which can be used to fund future loan growth and for other purposes.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+400 basis points	-11.55%
+ 300 basis points	-7.44%
+ 200 basis points	-4.16%
+ 100 basis points	-1.52%
- 100 basis points	1.51%
- 200 basis points	3.52%
- 300 basis points	5.17%
- 400 basis points	4.13%

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

The following table reflects the change in net market value over different rate environments (dollars in thousands):

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	-20.62%
+ 300 basis points	-15.04%
+ 200 basis points	-9.50%
+ 100 basis points	-4.33%
- 100 basis points	3.32%
- 200 basis points	5.62%
- 300 basis points	5.54%
- 400 basis points	-5.18%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At June 30, 2024, the Company had $176.7 million more in assets repricing than liabilities subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

Trading Arrangements

 During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

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

August 14, 2024

